Form 10-Q
period 1996-06-30
TRIAD GUARANTY INC
filed 1996-08-12
CIK 911631

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the transition period from _____ to _____



                         Commission File Number 0-22342

                               Triad Guaranty Inc.
             (Exact name of registrant as specified in its charter)


                 Delaware                    56-1838519
        (State of Incorporation) (I.R.S. Employer Identification Number)

                       101 South Stratford Road, Suite 500
                       Winston-Salem, North Carolina 27104
                    (Address of principal executive offices)

                                 (910) 723-1282
              (Registrant's telephone number, including area code)
              ----------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/     No / /

     Number of shares of Common Stock, $.01 par value, outstanding as of August 1, 1996: 6,645,361 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                          Page
                                                                         Number
Part I. Financial Information:

  Item 1. Financial Statements:

    Consolidated Balance Sheets as of June 30, 1996 (Unaudited)
     and December 31, 1995....................................................3

    Consolidated Statements of Income for the Three and Six Month
     Periods Ended June 30, 1996 and 1995 (Unaudited).........................4

    Consolidated Statements of Cash Flows for the Six Month
     Periods Ended June 30, 1996 and 1995 (Unaudited).........................5

    Notes to Consolidated Financial Statements................................6

  Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................9

Part II. Other Information:

  Item 4. Submission of Matters to a Vote of Security Holders................17

         Signatures..........................................................18

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,     December 31,
                                                                         1996           1995
                                                                     ------------   -----------
                                                                      (Unaudited)
Assets
Invested assets:
  Securities available-for-sale, at fair value:
    Fixed maturities .............................................   $ 81,710,102   $76,093,199
    Equity securities ............................................      6,233,064     5,659,026
  Short-term investments .........................................      1,650,117     4,226,207
                                                                     ------------   -----------
                                                                       89,593,283    85,978,432

Cash .............................................................        286,154       199,241
Accrued investment income ........................................      1,070,848       895,657
Deferred policy acquisition costs ................................      9,295,025     7,576,684
Property and equipment ...........................................      1,429,413     1,340,052
Prepaid reinsurance premium ......................................        375,363     2,039,240
Reinsurance recoverable ..........................................         77,825       271,106
Other assets .....................................................        444,812       716,837
                                                                     ------------   -----------
Total assets .....................................................   $102,572,723   $99,017,249
                                                                     ============   ===========

Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses ..........................   $  5,254,343   $ 4,589,103
    Unearned premiums ............................................      8,447,714     9,086,274
    Amounts payable to reinsurer .................................         35,773        71,437
    Current taxes payable ........................................          1,596        39,931
    Deferred income taxes ........................................      3,012,206     2,708,572
    Unearned ceding commission ...................................        102,959       620,115
    Accrued expenses and other liabilities .......................      1,461,831     1,460,475
                                                                     ------------   -----------
Total liabilities ................................................     18,316,422    18,575,907
Commitments and contingent liabilities - Note 4
Stockholders' equity:
    Preferred stock, par value $.01 per share --- authorized
      1,000,000 shares; no shares issued and outstanding .........           --            --
    Common stock, par value $.01 per share --- authorized
      10,000,000 shares; 6,645,361 issued and outstanding shares
      at June 30, 1996 and 4,418,939 at December 31, 1995 ........         66,453        44,189
   Additional paid-in capital ....................................     59,346,832    59,141,808
   Unrealized gain on available-for-sale securities, net of income tax liability of $70,427 at June 30, 1996 and $889,387
      at December  31, 1995 ......................................        140,947     1,732,209
    Retained earnings ............................................     24,702,069    19,523,136
                                                                     ------------   -----------
Total stockholders' equity .......................................     84,256,301    80,441,342
                                                                     ------------   -----------
Total liabilities and stockholders' equity .......................   $102,572,723   $99,017,249
                                                                     ============   ===========

                             See accompanying notes

                               TRIAD GUARANTY INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended                Six Months Ended
                                                                June 30                          June 30
                                                      -------------------------       -------------------------
                                                         1996           1995              1996          1995
                                                         ----           ----              ----          ----
Revenue:
Premiums written:
   Direct..........................................   $6,112,251     $4,752,533       $11,791,151    $8,550,801
   Assumed.........................................        4,799          7,335            15,747        18,422
   Ceded...........................................     (558,200)    (1,027,033)       (1,174,959)   (1,884,459)
                                                      ----------    -----------       -----------   -----------
Net premiums written...............................    5,558,850      3,732,835        10,631,939     6,684,764
Change in unearned premiums........................      204,396       (93,964)           610,214       402,257
                                                      ----------    -----------       -----------   -----------
Earned premiums....................................    5,763,246      3,638,871        11,242,153     7,087,021
Net investment income..............................    1,364,174      1,141,587         2,643,298     2,340,435
Realized investment gains..........................      (99,286)       147,359          (141,572)      162,972
Other income.......................................      107,699              0           107,709           105
                                                      ----------    -----------       -----------   -----------
                                                       7,135,833      4,927,817        13,851,588     9,590,533
Losses and expenses:
Losses and loss adjustment expenses................      652,371        511,869         1,332,878     1,060,039
Reinsurance recoveries.............................      (37,777)       (93,478)          (65,259)     (213,558)
                                                      ----------    -----------       -----------   -----------
Net losses and loss adjustment expenses............      614,594        418,391         1,267,619       846,481

Amortization of deferred policy acquisition costs..      828,975        587,199         1,601,207     1,135,392
Other operating expenses (net).....................    1,868,720      1,116,923         3,483,824     2,296,821
                                                      ----------    -----------       -----------   -----------
                                                       3,312,289      2,122,513         6,352,650     4,278,694
                                                      ----------    -----------       -----------   -----------
Income before income taxes.........................    3,823,544      2,805,304         7,498,938     5,311,839
Income taxes:
   Current.........................................       21,688            675          (37,741)         1,000
   Deferred........................................    1,149,787        868,969         2,335,595     1,643,689
                                                      ----------    -----------       -----------   -----------
                                                       1,171,475        869,644         2,297,854     1,644,689
                                                      ----------    -----------       -----------   -----------
Net income.........................................   $2,652,069     $1,935,660        $5,201,084    $3,667,150
                                                      ==========     ==========        ==========    ==========

Net income per share...............................      $.40           $.29               $.78          $.55
                                                      ==========     ==========        ==========    ==========

Average shares outstanding.........................    6,636,407      6,628,409         6,632,408     6,628,409
                                                      ==========     ==========        ==========    ==========

                              See accompanying notes.

                              TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                              June 30
                                                                                ----------------------------------
                                                                                      1996                1995
Operating activities
 Net income.....................................................................   $5,201,084          $3,667,150
Adjustments to reconcile net income to net cash provided by operating activities:
   Loss and unearned premium reserves..........................................        26,679            (229,154)
   Accrued expenses and other liabilities......................................         1,789              47,763
   Current taxes payable.......................................................       (38,335)             (3,432)
   Amounts due to/from reinsurers..............................................     1,821,496             115,317
   Accrued investment income...................................................      (175,191)             78,394
   Policy acquisition costs deferred...........................................    (3,319,548)         (1,903,285)
   Amortization of policy acquisition costs....................................     1,601,207           1,135,392
   Net realized investment gains ..............................................       141,572            (162,972)
   Provision for depreciation..................................................       173,634             142,245
   Accretion of discount on investments........................................      (297,484)           (274,362)
   Amortization of deferred compensation.......................................             0              74,770
   Deferred income taxes.......................................................     1,062,795             (45,660)
   Unearned ceding commission..................................................      (517,156)            (57,105)
   Other assets................................................................       272,023            (122,251)
                                                                                  -----------          -----------
Net cash provided by operating activities......................................     5,954,565           2,462,810

Investing activities
  Securities available-for-sale:
    Purchases - fixed maturities...............................................   (14,758,381)                  0
    Sales - fixed maturities...................................................     6,626,542             100,658
    Purchases - equities.......................................................    (1,990,238)           (852,868)
    Sales - equities...........................................................     1,736,306             943,854
  Securities held-to-maturity:
    Purchases..................................................................             0          (2,637,403)
    Maturities.................................................................             0           2,024,669
  Purchase of property and equipment...........................................      (262,995)           (205,206)
                                                                                  -----------          -----------
Net cash used in investing activities..........................................    (8,648,766)           (626,296)
Financing activities
Proceeds from exercise of stock options........................................       205,536                  --
Retirement of common stock (at cost)...........................................          (512)                 --
                                                                                  -----------          -----------
Net cash provided by financing activities......................................       205,024                   0
                                                                                  -----------          -----------
Net change in cash and short-term investments..................................    (2,489,177)          1,836,514
Cash and short-term investments at beginning of period.........................     4,425,448           2,433,518
                                                                                  -----------          -----------
Cash and short-term investments at end of period...............................    $1,936,271          $4,270,032
                                                                                  ============         ===========
Supplemental schedule of cash flow information
Cash paid during the period for income taxes and
     United States Mortgage Guaranty Tax and Loss Bonds........................    $1,213,559          $1,689,349
                                                                                  ============         ===========

                             See accompanying notes.

                              TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)



NOTE 1 -- THE COMPANY

Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.


NOTE  2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on form 10-K for the year ended December 31, 1995.


NOTE 3 -- CONSOLIDATION

     The consolidated financial statements include the amounts of Triad Guaranty Inc. and its wholly-owned subsidiaries, Triad Guaranty Insurance Corporation and Triad Guaranty Assurance Corporation. All significant intercompany accounts and transactions have been eliminated.

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                  June 30, 1996
                                   (Unaudited)


NOTE 4 -- COMMITMENTS AND CONTINGENT LIABILITIES

REINSURANCE - The Company assumes and cedes certain premiums and losses from/to reinsurers under various reinsurance agreements. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to the Company; consequently, allowances are established for amounts when deemed uncollectible.

INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at June 30, 1996 and December 31, 1995, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:


                                         June 30              December 31
                                           1996                   1995

Net risk..........................   $1,234,205,126            $869,650,148
                                    ===============         ===============
Statutory capital and surplus.....      $56,136,861             $55,951,158
Statutory contingency reserve.....       28,124,066              22,297,737
Total.............................      $84,260,927             $78,248,895
                                    ===============         ===============
Risk-to-capital ratio.............      14.6-to-1               11.1-to-1
                                    ===============         ===============

     Triad is required under the Illinois Insurance Code (the "Code") to maintain minimum statutory capital and surplus of $5,000,000. In addition, Triad Guaranty Assurance Corporation is required under the Code to maintain minimum capital and surplus of $5,000,000. The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property the fair value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of Triad's statutory surplus as regards to policyholders, or (b) Triad's statutory net income for the calendar year preceding the date of the dividend.

                              TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                  June 30, 1996
                                   (Unaudited)


     Net income as determined in accordance with statutory accounting practices was $5,555,235 for the six months ended June 30, 1996 and $9,337,430 for the year ended December 31, 1995.

     At June 30, 1996, none of Triad's equity could be paid out to the parent company in dividends because the earned surplus of Triad, on a statutory basis, was a deficit of $2,280,942 and $2,466,645 at June 30, 1996 and December 31, 1995, respectively.

LOSS RESERVES - The Company establishes loss reserves to provide for the estimated costs of settling claims with respect to loans reported to be in default and loans in default which have not been reported to the Company. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, there can be no assurance that the reserves will prove to be adequate to cover ultimate loss development.

NOTE 5 -- STOCKHOLDERS' EQUITY

     On May 23, 1996, the Company's Board of Directors approved a three-for-two stock split of the Company's Common Stock in the form of a 50% stock dividend on June 28, 1996. All references to average number of shares outstanding and per share amounts included herein have been restated to reflect the stock split.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION.


 RESULTS OF OPERATIONS

     Net income for the first six months of 1996 increased 41.8% to $5.2 million compared to $3.7 million in the first six months of 1995. Net income for the second quarter of 1996 increased 37.0% to $2.7 million compared to $1.9 million in the second quarter of 1995. This improvement is attributable to a 58.6% (58.4% in the second quarter) increase in earned premiums, a 12.9% (19.5% in the second quarter) increase in net investment income and a continuing low loss ratio.

     Net income per share, which reflects the three-for-two stock split on June 28, 1996, increased 41.7% to $0.78 for the first six months of 1996 compared to $0.55 per share for the first six months of 1995. Net income per share for the second quarter of 1996 was $0.40 per share compared to $0.29 per share for the same period of 1995. Operating earnings per share were $0.80 for the first six months of 1996 compared to $0.54 per share for the same period in 1995. Operating earnings exclude realized investment losses of approximately $142,000 in the first six months of 1996 and realized investment gains of approximately $163,000 in the same period of 1995.

     For the first half of 1996, new insurance written was $1.1 billion compared to $644 million in the first half of 1995, an increase of 66%. New insurance written in the second quarter of 1996 totaled $612 million compared to $364 million a year ago. This increase is the result of the continued penetration of Triad's products in the marketplace coupled with a favorable interest rate environment for much of 1996, which has caused both refinance and home buying activities to remain strong. Refinance activity accounted for 23.5% of new insurance written in the first six months of 1996 compared to 4.7% of new insurance written in the same period of 1995. A portion of the increase in new insurance written is attributable to the introduction of the Company's contract underwriting program in late 1995 and the additional mortgage insurance production this program has generated.

     Total direct premiums written were $11.8 million for the first six months of 1996, an increase of 37.9% compared to $8.6 million for the first six months of 1995. Contributing to this growth were the strong mortgage market, the requirements of the secondary mortgage market for deeper coverage, and the Company's expansion into new territories. Offsetting the growth somewhat was the decrease in the annualized persistency rate to 83.2% for the second quarter of 1996 compared to 90.7% for the second quarter of 1995 and 86.4% for all of 1995.

     Sales under the Company's monthly premium plan represented 92.3% of new insurance written in the first half of 1996 compared to 75.5% in the first half of 1995. The monthly product spreads the collection of premiums over 12 equal

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


monthly payments, rather than one payment received in advance as on annual premium plans. However, renewal premiums on monthly premium plans are greater than the renewal premiums on a comparable annual premium plan. While in the short term monthly premium plans decrease the level of written premium, management expects the ultimate level of written premium on monthly premium plans to exceed the level of written premium produced by comparable annual premium plans. Management believes that the percentage of new insurance written for sales under the monthly premium plan will remain at or slightly above the current level for the foreseeable future.

     Net premiums written increased by 59.0% to $10.6 million in the first six months of 1996 compared to $6.7 million for the same period in 1995. Net premiums written for the second quarter of 1996 were $5.6 million compared to $3.7 million in 1995, an increase of 48.9%. Earned premiums increased 58.6% to $11.2 million for the first six months of 1996 and by 58.4% to $5.8 million in the 1996 second quarter. This increase in written and earned premium is attributable to the increase in new insurance written and the change in the Company's reinsurance program, as discussed herein.

     Effective January 1, 1996, the Company eliminated its quota share reinsurance on new business, recaptured substantial portions of its quota share coverage on renewal business and secured excess of loss reinsurance to protect against catastrophic losses. These changes have reduced the Company's quota share cede rate to 6.5% of direct premiums written in the first half of 1996 compared to 22.0% in the first half of 1995. Premiums ceded under the Company's quota share reinsurance agreements for the first six months of 1996 totaled $764,000 compared to $1,884,000 in the first six months of 1995.

     Total direct insurance in force reached $5.8 billion at June 30, 1996, compared to $4.6 billion at June 30, 1995, an increase of 26.7%.

     In keeping with the Company's risk strategy, the Company has not aggressively solicited mortgage insurance under lender guidelines which allow relaxed credit standards, reduced borrower paid down payment (e.g., 97% LTV loans) and expanded underwriting ratios. These products have been especially popular with borrowers with weak credit histories. Management believes that successful long term home ownership is not being promoted by the evolution of many of these programs and that substantially higher loss ratios will result. The Company does not delegate the underwriting of its 97% LTV product and continues to maintain underwriting standards which promote successful long-term home ownership.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


     The Company's delegated underwriting program accounted for 36.2% of commitments received for the first half of 1996. This program has allowed Triad to serve a greater number of the country's larger mortgage originators. Mortgage originators who participate in the Company's delegated program follow strict criteria regarding property type and minimum credit standards. The Company also performs extensive post-issuance quality control reviews of certificates issued through each approved mortgage originator under the program. Management expects the percentage of commitments processed through the Company's delegated underwriting program to increase.

     Net investment income for the first six months of 1996 was $2.6 million, a 12.9% increase over the first six months of 1995. Net investment income for the second quarter of 1996 was $1.4 million, a 19.5% increase over the second quarter of 1995. This increase resulted from the growth in average invested assets of $9.1 million to $86.5 million at June 30, 1996 from $77.4 million at June 30, 1995. The yield on average invested assets was 6.1% for the first six months of 1996, compared to 6.0% for the same period of 1995. This yield reflects the Company's investment strategy to emphasize tax-preferred securities which yield lower pre-tax rates than similar fully-taxable securities. Approximately 49% or $39.9 million of the Company's fixed maturity portfolio at June 30, 1996 was comprised of state and municipal tax-preferred securities.

     In the first six months of 1996, the Company reported realized investment losses of $142,000 ($99,000 in the second quarter) primarily from the sale of equity securities sold in connection with the Company's program of selling short-term covered calls and from the sale of approximately $5 million in mortgage backed securities.

     Other  income,   primarily  revenue   associated  with  fee-based  contract
underwriting services, was $108,000 for the first half of 1996. The Company began providing contract underwriting services in late 1995.

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 11.3% for the first six months of 1996 compared to 11.9% for the same period of 1995 and 14.3% for all of 1995. The loss ratio was 10.7% for the second quarter of 1996 compared to 11.5% for the same period of 1995. The favorable ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that approximately 78.0% of the insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


levels, losses, economic conditions and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claims frequencies on future earnings.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 49.8% in the first six months of 1996 to $1.3 million compared to $846,000 in the first six months of 1995. Losses and loss adjustment expenses for the second quarter of 1996 were $615,000 compared to $418,000 during the second quarter of 1995. This increase reflects the increase in the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its higher claim frequency years. A decrease in reinsurance recoveries attributable to the Company's restructuring of its reinsurance program also contributed to the increase in net losses and loss adjustment expenses.

     Amortization of deferred policy acquisition costs increased by 41.0% to $1.6 million in the first six months of 1996 compared to $1.1 million for the first six months of 1995. These costs were $829,000 for the second quarter of 1996 compared to $587,000 for the second quarter of 1995, an increase of 41.2%. The increase in amortization reflects a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force.

     Other operating expenses increased to $3.5 million for the first six months of 1996 compared to $2.3 million for the same period in 1995. For the second quarter of 1996, other operating expenses increased to $1.9 million from $1.1 million in the second quarter of 1995. This increase in expenses is primarily attributable to personnel, facilities and equipment costs required to support Triad's geographic expansion and increased production coupled with a reduction in ceding commissions earned following changes in the Company's quota share reinsurance program. Ceding commissions paid to the Company are reported as a reduction in other operating expenses and decreased to $333,000 in the first six months of 1996 compared to $791,000 in the first six months of 1995. For the second quarter of 1996 ceding commissions were $132,000 compared to $409,000 in the second quarter of 1995.

     The expense ratio (ratio of underwriting expenses to net premiums written) for the first six months of 1996 was 47.8% compared to 51.3% for the first six months of 1995 and 46.9% for all of 1995. The primary factor contributing to this change is the higher level of written premiums in the first half of 1996. The expense ratio for the second quarter of 1996 increased to 48.5% compared to 45.7% for the same period of 1995, reflecting expenses incurred relating to the Company's expansion and growth in production, underwriting and data processing capabilities.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


     The effective tax rate for the first six months of 1996 was 30.6% compared to 31.0% in the first six months of 1995. This reduction is the result of increased investments in tax-preferred securities offset somewhat by the phase-in of the 35% Federal statutory income tax rate applicable to companies with annual taxable income above $10 million. Management expects the Company's effective tax rate to remain about the same or increase slightly as long as yields on tax-preferred securities remain favorable in relation to fully taxable securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating funds are applied primarily to the payment of claims and expenses.

     Triad generated positive cash flow from operating activities for the first six months of 1996 of $6.0 million compared to $2.5 million for the first six months of 1995. The increase in Triad's operating cash flow is attributable primarily to the impact of the Company's restructuring of its reinsurance agreements and the resulting recapture of premiums previously ceded.

     The Company's business does not routinely require significant capital expenditures. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short term investments and other investment portfolio securities.

     The parent company's cash flow is dependent on cash dividends and revenues from management fees from Triad. The insurance laws of the State of Illinois impose certain restrictions on dividends from Triad. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department. Because of Triad's rapid growth in written premiums and the requirement to add amounts to the statutory contingency reserve equal to at least 50% of earned premiums (which reduces statutory earned surplus), Triad reported a deficit in statutory earned surplus of $2.3 million at June 30, 1996 and $2.5 million at December 31, 1995. Accordingly, Triad may not presently pay cash dividends to the parent company. The Illinois Insurance Department permits expenses of the parent company to be charged to Triad in the form of management fees.

     Consolidated invested assets were $89.6 million at June 30, 1996, including $87.9 million in fixed maturity and equity securities all of which are classified as available-for-sale. Net unrealized investment losses on fixed maturity securities were $410,000 and unrealized investment gains on equity securities totaled $606,000 at June 30, 1996.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


     Approximately 20% or $16.7 million of the Company's fixed maturity portfolio at June 30, 1996 was composed of mortgage-backed securities, substantially all of which are guaranteed by U.S. Government Agencies. Certain mortgage-backed securities are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which must be reinvested at then current rates.

     Included in the Company's fixed maturity portfolio of mortgage backed securities at June 30, 1996 was $5.4 million invested in planned amortization class ("PAC") collateralized mortgage obligations ("CMOs"). PACs are tranches of CMOs specifically designed to amortize in a more predictable manner and to protect against prepayments as interest rates decline. In periods of declining interest rates, prepayments are first applied to the non-PAC tranches of the CMO, creating improved call protection for the PAC tranche. Only after all non-PAC tranches have been paid off are prepayments applied to the PAC tranche. In periods of increasing interest rates, prepayments are first applied to the PAC tranche, thus reducing extension risk for PACs. As a result, PACs have a more stable cash flow than most other mortgage securities because they have better call protection and less extension risk. All principal balances invested in CMOs by the Company are U.S. Government agency guaranteed.

     The Company's reinsurance recoverable of $78,000 and prepaid reinsurance premium of $375,000 at June 30, 1996 decreased from $271,000 and $2.0 million, respectively, at December 31, 1995. These decreases primarily reflect the recapture of previously ceded losses and unearned premiums as part of the Company's restructuring of its reinsurance program.

     The Company's loss reserves increased to $5.3 million at June 30, 1996 compared to $4.6 million at December 31, 1995. This growth is the result of the increases in new insurance written and the maturing of the Company's risk in force. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's delinquency ratio, the ratio of delinquent insured loans to total insured loans, was 0.38% at June 30, 1996 compared to 0.41% at December 31, 1995.

     The Company's unearned premium reserve of $8.4 million at June 30, 1996 decreased from $9.1 million at December 31, 1995. This decline is attributable primarily to the continued high production of the monthly premium product, which produces little or no unearned premium. Also, the Company has experienced a

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


higher level of refinance activity in the first half of 1996 whereby older annual premium policies are replaced by monthly premium policies resulting in an accelerated decline in the unearned premium reserve.

     Total stockholders' equity increased to $84.3 million at June 30, 1996 from $80.4 million at December 31, 1995. This increase resulted from net income of $5.2 million for the first six months of 1996 and from additional paid-in capital of $205,000 resulting from the exercise of employee stock options and the issuance of common stock under the Company's stock incentive plan. This was partially offset by a decrease in net unrealized gains on invested assets classified as available-for-sale of $1.6 million (net of income tax).

     Triad's total statutory policyholders' surplus increased to $56.1 million at June 30, 1996 from $56.0 million at December 31, 1995. This increase is primarily related to statutory net income for the first half of 1996 of $5.6 million and an unrealized investment gain of $473,000 offset by an increase in the contingency reserve of $5.8 million. Triad's deficit in statutory earned surplus was $2.3 million at June 30, 1996, reflecting the continuing increase in the contingency reserve. The balance in the contingency reserve was $28.1 million at June 30, 1996 compared to $22.3 million at December 31, 1995.

     The Company has no current plans for significant capital expenditures.

     The Company's ability to write insurance depends on the adequacy of its capital in relation to risk in force. A significant reduction of capital may impair the Company's ability to write insurance. Freddie Mac and Fannie Mae require the Company to maintain a risk-to-capital ratio of no more than 25-to-1. As of June 30, 1996 Triad's risk-to-capital ratio was 14.6-to-1 compared to 11.1-to-1 at December 31, 1995. This increase is due to the increased production in the first half of 1996 and the elimination of substantial portions of the Company's quota share reinsurance as of January 1, 1996. The risk-to-capital ratio for the industry as a whole was 20.3-to-1 at December 31, 1995, the latest industry data available.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward looking statements which involve various risks and uncertainties, including but not limited to the following: interest rates may increase or decrease from their current levels; housing transactions and mortgage issuance may decrease for many reasons including changes in interest rates or economic conditions; the Company's market share may change as a result of changes in underwriting criteria or competitive products; the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED



Accordingly actual results may differ from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

PART II

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on May 23, 1996. Shares entitled to vote at the Annual Meeting totaled 4,418,939, of which 4,069,593 shares were represented at the meeting.

     At the Annual Meeting, the following five directors were elected. Also shown are the number of shares cast for and authorization withheld for each nominee.


Name of Nominee           Number of Votes for      Authorization Withheld
- - ---------------           -------------------      ----------------------
Robert T. David                4,048,093                   21,500
Raymond H. Elliott             4,048,093                   21,500
William T. Ratliff, III        4,044,593                   25,000
Darryl W. Thompson             4,044,593                   25,000
David W. Whitehurst            4,044,593                   25,000

     Additionally, at the Annual Meeting, stockholders approved a resolution to amend the Company's 1993 Long-Term Stock Incentive Plan to increase the number of shares of the Company's Common Stock, par value $ .01 per share, reserved for issuance thereunder from 400,000 shares to 700,000 shares.

     The foregoing totals do not give effect to the three-for-two stock split of the Company's Common Stock on June 28, 1996.

     No other matters came before the Annual Meeting or any adjournments thereof.

Item 5.  Other Information - None

Item 6.       a.  Exhibits
                             Exhibit No.          Description
                             -----------          -----------
                                 27               Financial Data Schedule

              b.  Reports on Form 8-K - None






                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRIAD GUARANTY INC.
                                          -------------------


Date: August 12, 1996

                                           /s/ Michael R. Oswalt
                                           ---------------------
                                           Michael R. Oswalt
                                           Vice President and Controller,
                                           Principal Accounting Officer