Form 10-Q
period 1996-09-30
TRIAD GUARANTY INC
filed 1996-11-13
CIK 911631

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
                                  Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of November 1, 1996: 6,645,361 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                          Page
                                                                         Number
Part I. Financial Information:

     Item 1. Financial Statements:

     Consolidated Balance Sheets as of September 30, 1996 (Unaudited)
              and December 31, 1995..........................................3

     Consolidated  Statements  of Income  for the Three and Nine  Month  Periods
              Ended September 30, 1996 and 1995 (Unaudited)..................4

     Consolidated Statements of Cash Flows for the Nine Month
              Periods Ended September 30, 1996 and 1995 (Unaudited)..........5

     Notes to Consolidated Financial Statements..............................6

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................9

Part II. Other Information:

     Item 6. Exhibits and Reports on Form 8-K...............................16

     Signatures.............................................................16

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,    December 31,
                                                                          1996           1995
                                                                    -------------    ------------
                                                                     (Unaudited)
Assets
Invested assets:
  Securities available-for-sale, at fair value:
    Fixed maturities .............................................   $ 84,253,890    $ 76,093,199
    Equity securities ............................................      6,977,203       5,659,026
  Short-term investments .........................................      2,414,502       4,226,207
                                                                     ------------    ------------
                                                                       93,645,595      85,978,432

Cash .............................................................        377,564         199,241
Real estate acquired in settlement of claims .....................        134,401               0
Accrued investment income ........................................      1,186,357         895,657
Deferred policy acquisition costs ................................      9,728,297       7,576,684
Property and equipment ...........................................      1,623,526       1,340,052
Prepaid reinsurance premium ......................................        345,188       2,039,240
Reinsurance recoverable ..........................................         75,248         271,106
Other assets .....................................................        464,090         716,837
                                                                     -------------   ------------
Total assets .....................................................   $107,580,266    $ 99,017,249
                                                                     ============    ============


Liabilities and stockholders' equity Liabilities:
    Losses and loss adjustment expenses ..........................   $  5,753,940    $  4,589,103
    Unearned premiums ............................................      8,588,811       9,086,274
    Amounts payable to reinsurer .................................              0          71,437
    Current taxes payable ........................................          1,600          39,931
    Deferred income taxes ........................................      3,762,161       2,708,572
    Unearned ceding commission ...................................         93,713         620,115
    Accrued expenses and other liabilities .......................      1,714,880       1,460,475
                                                                     ------------    ------------
Total liabilities ................................................     19,915,105      18,575,907
Commitments and contingent liabilities - Note 4
Stockholders' equity:
   Preferred stock, par value $.01 per share --- authorized
     1,000,000 shares; no shares issued and outstanding ..........           --              --
   Common stock, par value $.01 per share --- authorized
     10,000,000 shares; 6,645,361 issued and outstanding shares
     at September 30, 1996 and 4,418,939 at December 31, 1995 ....         66,453          44,189
   Additional paid-in capital ....................................     59,346,832      59,141,808
   Unrealized gain on available-for-sale securities, net of
     income tax liability of $343,383 at September 30, 1996 and
     $889,387 at December  31, 1995 .............................        661,297       1,732,209
    Retained earnings ............................................     27,590,579      19,523,136
                                                                     ------------    ------------
Total stockholders' equity .......................................     87,665,161      80,441,342
                                                                     ------------    ------------
Total liabilities and stockholders' equity .......................   $107,580,266    $ 99,017,249
                                                                     ============    ============

                             See accompanying notes

                               TRIAD GUARANTY INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended             Nine Months Ended
                                                            September 30                   September 30
                                                     ----------------------------   -----------------------------
                                                         1996           1995             1996          1995
                                                         ----           ----             ----          ----

Revenue:
Premiums written:
   Direct ........................................   $  7,217,239    $  5,011,362    $ 19,008,390    $ 13,562,164
   Assumed .......................................          4,559           8,273          20,306          26,695
   Ceded .........................................       (537,661)     (1,023,085)     (1,712,620)     (2,907,543)
                                                     ------------    ------------    ------------    ------------
Net premiums written .............................      6,684,137       3,996,550      17,316,076      10,681,316
Change in unearned premiums ......................       (171,273)        (25,164)        438,941         377,092
                                                     ------------    ------------    ------------    ------------
Earned premiums ..................................      6,512,864       3,971,386      17,755,017      11,058,408
Net investment income ............................      1,368,002       1,224,345       4,011,300       3,564,780
Realized investment gains ........................        (12,334)         10,284        (153,906)        173,256
Other income .....................................              0             256               0             360
                                                     ------------    ------------    ------------    ------------
                                                       7,868,532       5,206,271      21,612,411      14,796,804
Losses and expenses:
Losses and loss adjustment expenses ..............      1,048,633         684,473       2,381,510       1,744,512
Reinsurance recoveries ...........................        (35,826)       (123,864)       (101,085)       (337,421)
                                                     ------------    ------------    ------------    ------------
Net losses and loss adjustment expenses ..........      1,012,807         560,609       2,280,425       1,407,091
Amortization of deferred policy acquisition costs.        816,832         573,182       2,418,039       1,708,574
Other operating expenses (net) ...................      1,840,693       1,144,168       5,216,808       3,440,990
                                                     ------------    ------------    ------------    ------------
                                                        3,670,332       2,277,959       9,915,272       6,556,655
                                                     ------------    ------------    ------------    ------------
Income before income taxes .......................      4,198,200       2,928,312      11,697,139       8,240,149
Income taxes:
   Current .......................................            223           4,000         (37,518)          5,000
   Deferred ......................................      1,309,466         918,418       3,645,061       2,562,107
                                                     ------------    ------------    ------------    ------------
                                                        1,309,689         922,418       3,607,543       2,567,107
                                                     ------------    ------------    ------------    ------------
Net income .......................................   $  2,888,511    $  2,005,894    $  8,089,596    $  5,673,042
                                                     ============    ============    ============    ============

Earnings per common and common equivalent share:
    Primary .....................................        $.42            $.30            $1.22            $.86
                                                     ============    ============    ============    ============
    Fully diluted ................................       $.42            $.30            $1.18            $.84
                                                     ============    ============    ============    ============

Shares used in computing earnings per common and common equivalent share:
    Primary .....................................      6,868,787       6,628,409       6,636,757       6,628,409
                                                    ============    ============    ============    ============
    Fully diluted ...............................      6,881,204       6,745,133       6,872,600       6,745,133
                                                    ============    ============    ============    ============

                             See accompanying notes

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30
                                                                                --------------------------------
                                                                                         1996            1995
                                                                                         ----            ----

Operating activities
Net income ......................................................................   $  8,089,596    $  5,673,042
Adjustments to reconcile net income to net cash provided by operating activities:
   Loss and unearned premium reserves ...........................................        667,374         277,769
   Accrued expenses and other liabilities .......................................        246,133         136,647
   Current taxes payable ........................................................        (38,331)            103
   Amounts due to/from reinsurers ...............................................      1,818,475          73,274
   Accrued investment income ....................................................       (290,700)        (88,803)
   Policy acquisition costs deferred ............................................     (4,569,653)     (2,933,818)
   Amortization of policy acquisition costs .....................................      2,418,039       1,708,574
   Net realized investment gains ................................................        153,906        (173,256)
   Provision for depreciation ...................................................        276,541         210,364
   Accretion of discount on investments .........................................       (444,646)       (429,880)
   Amortization of deferred compensation ........................................              0         112,155
   Deferred income taxes ........................................................      1,539,794         131,758
   Unearned ceding commission ...................................................       (526,402)        (61,773)
   Real estate acquired in claim settlement .....................................       (134,401)              0
   Other assets .................................................................        240,047        (190,065)
                                                                                    ------------    ------------
Net cash provided by operating activities .......................................      9,445,772       4,446,091

Investing activities Securities available-for-sale:
    Purchases - fixed maturities ................................................    (16,999,911)     (7,464,668)
    Sales - fixed maturities ....................................................      7,047,623       3,133,921
    Purchases - equities ........................................................     (2,595,723)     (1,248,913)
    Sales - equities ............................................................      1,824,431       1,097,235
  Purchase of property and equipment ............................................       (560,598)       (353,954)
                                                                                    ------------    ------------
Net cash used in investing activities ...........................................    (11,284,178)     (4,836,379)
Financing activities
Proceeds from exercise of stock options .........................................        205,536            --
Retirement of common stock (at cost) ............................................           (512)           --
                                                                                    ------------    ------------
Net cash provided by financing activities .......................................        205,024               0
                                                                                    ------------    ------------
Net change in cash and short-term investments ...................................     (1,633,382)       (390,288)
Cash and short-term investments at beginning of period ..........................      4,425,448       2,433,518
                                                                                    ------------    ------------
Cash and short-term investments at end of period ................................   $  2,792,066    $  2,043,230
                                                                                    ============    ============
Supplemental  schedule of cash flow  information Cash paid during the period for income taxes and United States
   Mortgage Guaranty Tax and Loss Bonds .........................................   $  1,948,782    $  2,430,349
                                                                                    ============    ============


                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.


NOTE  2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on form 10-K for the year ended December 31, 1995.


NOTE 3 -- CONSOLIDATION

     The consolidated financial statements include the amounts of Triad Guaranty Inc. and its wholly-owned subsidiaries, Triad Guaranty Insurance Corporation and Triad Guaranty Assurance Corporation. All significant intercompany accounts and transactions have been eliminated.


NOTE 4 -- COMMITMENTS AND CONTINGENT LIABILITIES

     REINSURANCE - The Company assumes and cedes certain premiums and losses from/to reinsurers under various reinsurance agreements. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of the reinsurer to honor its obligationcould result in losses to the Company; consequently, allowances are established for amounts when deemed uncollectible.

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                               September 30, 1996
                                   (Unaudited)


INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at September 30, 1996 and December 31, 1995, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:


                                              September 30       December 31
                                                  1996               1995

Net risk.................................... $1,346,473,056      $869,650,148
                                            ===============     =============
Statutory capital and surplus...............    $56,313,474       $55,951,158
Statutory contingency reserve...............     31,585,727        22,297,737
Total.......................................    $87,899,201       $78,248,895
                                            ===============     =============
Risk-to-capital ratio.......................   15.3-to-1           11.1-to-1
                                            ===============     =============

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

     Net income as determined in accordance with statutory accounting practices was $9,301,518 for the nine months ended September 30, 1996 and $9,337,430 for the year ended December 31, 1995.

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                               September 30, 1996
                                   (Unaudited)


     None of Triad's equity could be paid out to the parent company in dividends because the earned surplus of Triad, on a statutory basis, was a deficit of $2,104,329 and $2,466,645 at September 30, 1996 and December 31, 1995,
respectively.

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


NOTE 5 -- STOCKHOLDERS' EQUITY

     On May 23, 1996, the Company's Board of Directors approved a three-for-two stock split of the Company's Common Stock in the form of a 50% stock dividend on June 28, 1996. All references to average number of shares outstanding and per share amounts prior to June 28, 1996 included herein have been restated to reflect a three-for-two stock split on that date.


NOTE 6 -- EARNINGS PER SHARE

     Primary earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the purpose of computing primary earnings per share, the number of common shares was increased by the number of shares issuable on the exercise of stock options when the market price of the common stock exceeded the exercise price of the options. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options; these purchases were assumed to have been made at the average price of the common stock during the period. Fully diluted earnings per share was determined in the same manner as primary earnings per common and common equivalent share except that the greater of the period-end stock price or average stock price for the period was used.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION.


  RESULTS OF OPERATIONS

     Net income for the first nine months of 1996 increased 42.6% to $8.1 million compared to $5.7 million in the first nine months of 1995. Net income for the third quarter of 1996 increased 44.0% to $2.9 million compared to $2.0 million in the third quarter of 1995. This improvement is attributable to a 60.6% (64.0% in the third quarter) increase in earned premiums, an improved expense ratio, a 12.5% (11.7% in the third quarter) increase in net investment income and a continuing low loss ratio.

     Net income per share on a fully diluted basis increased 40.0% to $1.18 for the first nine months of 1996 compared to $0.84 per share for the first nine months of 1995. Net income per share for the third quarter of 1996 was $0.42 per share on a fully diluted basis compared to $0.30 per share for the same period of 1995. Operating earnings per share on a fully diluted basis were $1.19 for the first nine months of 1996 compared to $0.82 per share for the same period in 1995. Operating earnings exclude realized investment losses of approximately $154,000 in the first nine months of 1996 and realized investment gains of approximately $173,000 in the same period of 1995. Realized investment gains or losses were nominal in the third quarter of 1996 and 1995 and had no effect on operating earnings for the quarters.

     New insurance written was $1.6 billion for the first nine months of 1996 compared to $1.1 billion in the first nine months of 1995, an increase of 45%. New insurance written in the third quarter of 1996 totaled $576 million compared to $493 million a year ago. This increase is the result of the continued penetration of Triad's products in the marketplace coupled with a favorable interest rate environment for much of 1996, which has caused both refinance and home buying activities to remain strong for the year. Refinance activity accounted for 18.8% of new insurance written in the first nine months of 1996 compared to 7.8% of new insurance written in the same period of 1995. Refinance activity declined slightly in the third quarter of 1996 to 10.1% compared to 11.8% in the third quarter of 1995.

     Total direct premiums written were $19.0 million for the first nine months of 1996, an increase of 40.2% compared to $13.6 million for the first nine months of 1995. Contributing to this growth were the strong mortgage market, the requirements of the secondary mortgage market for deeper coverage and the Company's expansion into new territories. Offsetting the growth somewhat was the decrease in the annualized persistency rate to 84.3% for the third quarter of 1996 compared to 89.3% for the third quarter of 1995 and 86.4% for all of 1995.

     Sales under the Company's monthly premium plan represented 92.7% (93.5% in the third quarter) of new insurance written in the first nine months of 1996 compared to 80.1% (86.0% in the third quarter) in the same period of 1995. The

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


monthly product spreads the collection of premiums over 12 equal monthly payments, rather than one payment received in advance as on annual premium plans. However, renewal premiums on monthly premium plans are greater than the renewal premiums on a comparable annual premium plan. While in the short term monthly premium plans decrease the level of written premium, management expects the ultimate level of written premium on monthly premium plans to exceed the level of written premium produced by comparable annual premium plans. Management believes that the percentage of new insurance written under the monthly premium plan will remain at or slightly above the current level.

     Net premiums written increased by 62.1% to $17.3 million in the first nine months of 1996 compared to $10.7 million for the same period in 1995. Net premiums written for the third quarter of 1996 were $6.7 million compared to $4.0 million in 1995, an increase of 67.2%. Earned premiums increased 60.6% to $17.8 million for the first nine months of 1996 and by 64.0% to $6.5 million in the 1996 third quarter. This increase in written and earned premium is attributable to the increase in new insurance written and the change in the Company's reinsurance program.

     Effective January 1, 1996, the Company eliminated its quota share reinsurance on new business, recaptured substantial portions of its quota share coverage on renewal business and secured excess of loss reinsurance to protect against catastrophic losses. These changes have reduced the Company's quota share cede rate to 5.8% of direct premiums written in the first nine months of 1996 compared to 21.4% in the same period of 1995. Premiums ceded under the Company's quota share reinsurance agreements for the first nine months of 1996 totaled $1.1 million compared to $2.9 million in the first nine months of 1995.

     Total direct insurance in force reached $6.2 billion at September 30, 1996 compared to $4.9 billion at September 30, 1995, an increase of 27.1%.

     In keeping with the Company's established risk strategy, the Company has not aggressively solicited mortgage insurance under lender guidelines which allow relaxed credit standards, reduced borrower-paid down payment (e.g., 97% LTV loans) and expanded underwriting ratios. These products have been especially popular with borrowers with weak credit histories. Management believes that successful long term home ownership is not being promoted by the evolution of many of these programs and that substantially higher loss ratios will result. The Company does not delegate the underwriting of its 97% LTV product and continues to maintain underwriting standards which promote successful long-term home ownership.

     The Company's delegated underwriting program accounted for 38.1% of commitments received for the first nine months of 1996. This program has allowed Triad to serve a greater number of the country's larger mortgage originators. Mortgage originators who participate in the Company's delegated program are allowed to issue a certificate of insurance on the loans it underwrites but must

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


follow strict criteria regarding property type and minimum credit standards. The Company also performs extensive post-issuance quality control reviews of certificates issued through each approved mortgage originator under the program. Management expects the percentage of commitments processed through the Company's delegated underwriting program to increase.

     Net investment income for the first nine months of 1996 was $4.0 million, a 12.5% increase over the first nine months of 1995. Net investment income for the third quarter of 1996 was $1.4 million, an 11.7% increase over the third quarter of 1995. This increase resulted from the growth in average invested assets of $9.8 million to $88.1 million at September 30, 1996 from $78.3 million at September 30, 1995. The yield on average invested assets was 6.1% for the first nine months of 1996, compared to 6.1% for the same period of 1995. This yield reflects the Company's investment strategy to emphasize tax-preferred securities which yield lower pre-tax rates than similar fully-taxable securities. Approximately 51% or $42.7 million of the Company's fixed maturity portfolio at September 30, 1996 was comprised of state and municipal tax-preferred securities.

     In the first nine months of 1996, the Company reported realized investment losses of $154,000 ($12,000 in the third quarter). This compares to $173,000 ($10,000 in the third quarter) of realized investment gains for the first nine months of 1995. The reported losses for the nine months of 1996 resulted primarily from the sale of equity securities sold in connection with the Company's program of selling short-term covered calls and from the sale of approximately $5 million in mortgage backed securities.

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 12.8% for the first nine months of 1996 compared to 12.7% for the same period of 1995 and 14.3% for all of 1995. The loss ratio was 15.6% for the third quarter of 1996 compared to 14.1% for the same period of 1995. The favorable ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that approximately 75.0% of the insurance in force was originated in the last 36 months. While the Company experienced an increase in its loss ratio, paid losses continue to remain low at 6.7% and 6.2% of earned premium for the nine month periods ending September 30, 1996 and September 30, 1995, respectively. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claims frequencies on future earnings.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 62.1% in the first nine months of 1996 to $2.3 million compared to $1.4 million in the same period of 1995. Losses and loss adjustment expenses for the third quarter of 1996 were $1.0 million compared to $561,000 during the third quarter of 1995. This increase reflects the increase in the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its higher claim frequency years. A decrease in reinsurance recoveries attributable to the Company's restructuring of its reinsurance program also contributed to the increase in net losses and loss adjustment expenses.

     Amortization of deferred policy acquisition costs increased by 41.5% to $2.4 million in the first nine months of 1996 compared to $1.7 million for the first nine months of 1995. These costs were $817,000 for the third quarter of 1996 compared to $573,000 for the third quarter of 1995, an increase of 42.5%. The increase in amortization reflects a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force.

     Other operating expenses increased to $5.2 million for the first nine months of 1996 compared to $3.4 million for the same period in 1995. For the third quarter of 1996, other operating expenses increased to $1.8 million from $1.1 million in the third quarter of 1995. This increase in expenses is primarily attributable to personnel, facilities and equipment costs required to support Triad's geographic expansion and increased production coupled with a reduction in ceding commissions earned following changes in the Company's quota share reinsurance program. Ceding commissions paid to the Company are reported as a reduction in other operating expenses and decreased to $461,000 in the first nine months of 1996 compared to $1.2 million in the first nine months of 1995. For the third quarter of 1996 ceding commissions were $128,000 compared to $374,000 in the third quarter of 1995.

     The Company provides contract underwriting as a service to lenders and to provide a means of generating new mortgage insurance business. Expenses relating to providing contract underwriting services are reported in other operating expenses. The Company began reporting revenue related to contract underwriting as other income in the first half of 1996. Management views, however, contract underwriting revenue to be an offset to the costs incurred to provide this service to lenders. Accordingly, the Company began reporting the revenue associated with contract underwriting services as a reduction in expense, rather than income, in the 1996 third quarter.

     The Company's expense ratio (ratio of underwriting expenses to net premiums written) for the first nine months of 1996 was 44.1% compared to 48.2% for the first nine months of 1995 and 46.9% for all of 1995. For the third quarter of 1996 the expense ratio was 39.8% compared to 43.0% for the same period of 1995. Contributing to this improvement is the higher level of written premiums offset somewhat by the increase in expenses.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED

     The effective tax rate for the first nine months of 1996 was 30.8% compared to 31.2% in the first nine months of 1995. This reduction is the result of increased investments in tax-preferred securities offset somewhat by the phase-in of the 35% Federal statutory income tax rate applicable to companies with annual taxable income above $10 million. Management expects the Company's effective tax rate to remain about the same or increase only slightly as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating funds are applied primarily to the payment of claims and expenses.

     Triad generated positive cash flow from operating activities for the first nine months of 1996 of $9.4 million compared to $4.4 million for the first nine months of 1995. The increase in Triad's operating cash flow is attributable to growth in production and the impact of the Company's restructuring of its reinsurance agreements which resulted in the recapture of premiums previously ceded.

     The Company's business does not routinely require significant capital expenditures. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short term investments and other investment portfolio securities.

     The parent company's cash flow is dependent on cash dividends and revenues from management fees from Triad. The insurance laws of the State of Illinois impose certain restrictions on dividends from Triad. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department. Because of Triad's rapid growth in written premiums and the requirement to add amounts to the statutory contingency reserve equal to at least 50% of earned premiums (which reduces statutory earned surplus), Triad reported a deficit in statutory earned surplus of $2.1 million at September 30, 1996 and $2.5 million at December 31, 1995. Accordingly, Triad may not presently pay cash dividends to the parent company. The Illinois Insurance Department permits expenses of the parent company to be charged to Triad in the form of management fees.

     Consolidated invested assets were $93.6 million at September 30, 1996, including $91.2 million in fixed maturity and equity securities all of which are classified as available-for-sale. Net unrealized investment gains on fixed maturity securities were $166,000 and unrealized investment gains on equity securities totaled $833,000 at September 30, 1996.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED

     Approximately 19% or $16.4 million of the Company's fixed maturity portfolio at September 30, 1996 was composed of mortgage-backed securities, substantially all of which are guaranteed by U.S. Government Agencies. Certain mortgage-backed securities are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which must be reinvested at then current rates.

     Included in the Company's fixed maturity portfolio of mortgage backed securities at September 30, 1996 was $5.3 million invested in planned amortization class ("PAC") collateralized mortgage obligations ("CMOs"). PACs are tranches of CMOs specifically designed to amortize in a more predictable manner and to protect against prepayments as interest rates decline. In periods of declining interest rates, prepayments are first applied to the non-PAC tranches of the CMO, creating improved call protection for the PAC tranche. Only after all non-PAC tranches have been paid off are prepayments applied to the PAC tranche. In periods of increasing interest rates, prepayments are first applied to the PAC tranche, thus reducing extension risk for PACs. As a result, PACs have a more stable cash flow than most other mortgage securities because they have better call protection and less extension risk. All principal balances invested in CMOs by the Company are U.S. Government agency sponsored or guaranteed.

     The Company's reinsurance recoverable of $75,000 and prepaid reinsurance premium of $345,000 at September 30, 1996 decreased from $271,000 and $2.0 million, respectively, at December 31, 1995. These decreases primarily reflect the recapture of previously ceded losses and unearned premiums as part of the Company's restructuring of its reinsurance program.

     The Company's loss reserves increased to $5.8 million at September 30, 1996 compared to $4.6 million at December 31, 1995. This growth is the result of the increases in new insurance written and the maturing of the Company's risk in force. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's delinquency ratio, the ratio of delinquent insured loans to total insured loans, was 0.42% at September 30, 1996 compared to 0.41% at December 31, 1995.

     The Company's unearned premium reserve of $8.6 million at September 30, 1996 decreased from $9.1 million at December 31, 1995. This decline is attributable primarily to the continued high production of the monthly premium product, which produces little unearned premium compared to annual and single premium products. Also, the Company has experienced a higher level of refinance activity in the first nine months of 1996 whereby older annual premium policies are replaced by monthly premium policies resulting in a decline in the unearned premium reserve.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED

     Total stockholders' equity increased to $87.7 million at September 30, 1996 from $80.4 million at December 31, 1995. This increase resulted from net income of $8.1 million for the first nine months of 1996 and from additional paid-in capital of $205,000 resulting from the exercise of employee stock options and the issuance of common stock under the Company's stock incentive plan. This was partially offset by a decrease in net unrealized gains on invested assets classified as available-for-sale of $1.1 million (net of income tax).

     Triad's total statutory policyholders' surplus increased to $56.3 million at September 30, 1996 from $56.0 million at December 31, 1995. This increase is primarily related to statutory net income for the first nine months of 1996 of $9.3 million and an unrealized investment gain of $691,000 offset by an increase in the contingency reserve of $9.3 million. Triad's deficit in statutory earned surplus was $2.1 million at September 30, 1996 reduced from $2.5 million at December 31, 1995. The balance in the contingency reserve was $31.6 million at September 30, 1996 compared to $22.3 million at December 31, 1995.

     The Company has no current plans for any significant capital expenditures.

     The Company's ability to write insurance depends on the adequacy of its capital in relation to its risk in force. A significant reduction of capital may impair the Company's ability to write new insurance. In spite of higher limits permitted by the secondary mortgage market and state insurance laws, management believes its risk to capital ratio can increase up to the approximate current industry level of 20-to-1 without an adverse effect on its claims-paying ability ratings. As of September 30, 1996, Triad's risk-to-capital ratio was 15.3-to-1 compared to 11.1-to-1 at December 31, 1995.

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

PART II

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.    a.  Exhibits

                   Exhibit No.                   Description
                   -----------                   -----------
                       11              Statement Re Computation of Net Income
                                          per share
                       27              Financial Data Schedule

           b.  Reports on Form 8-K - None






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRIAD GUARANTY INC.
                                        -------------------



Date: November 13, 1996
                                        /s/ Michael R. Oswalt
                                        ---------------------
                                        Michael R. Oswalt
                                        Vice President and Controller,
                                        Principal Accounting Officer

                                  EXHIBIT INDEX




          Exhibit
          Number                                        Description
          ------                                        -----------
            11              Statement Re. Computation of Net Income per Share
            27              Financial Data Schedule