Form 10-K
period 1996-12-31
TRIAD GUARANTY INC
filed 1997-03-27
CIK 911631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________
Commission file number 0-22342
                                   -----------
                               TRIAD GUARANTY INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   56-1838519
(State or other jurisdiction of           (I.R.S.Employer Identification No.)
    incorporation or organization)

    101 South Stratford Road, Suite 500
       Winston-Salem, North Carolina                      27104
  (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (910) 723-1282
       ------------------------------------------------------------------

               Securities registered pursuant to Section 12(b) of
                                    the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 21, 1997, computed by reference to the last reported price at which the stock was sold on such date, was $110,089,742.

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of February 21, 1997 was 6,645,361.

Portions of the following documents are      Part of this Form 10-K into which
incorporated by reference into this          the document is incorporated by
Form 10-K:                                   reference:
    TRIAD GUARANTY INC.
    Proxy Statement for 1997 Annual Meeting             Part III
    of Stockholders

                                     PART I

ITEM 1.  BUSINESS.

     Triad Guaranty Inc. (the" Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to residential mortgage lenders, including mortgage bankers, mortgage brokers, commercial banks and savings institutions.

     Private mortgage insurance, also known as mortgage guaranty insurance, is issued in most home purchases and refinancings involving conventional residential first mortgage loans to borrowers with equity of less than 20%. If the homeowner defaults, private mortgage insurance reduces, and in some instances eliminates, the loss to the insured lender. Private mortgage insurance also facilitates the sale of low down payment mortgage loans in the secondary mortgage market, principally to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae"). Under risk-based capital regulations applicable to savings institutions, private mortgage insurance also reduces the capital requirement for such lenders on residential mortgage loans with equity of less than 20%.

     Triad was formed in 1987 as a wholly-owned subsidiary of Primerica Corporation and began writing private mortgage insurance in 1988. In September 1989, Triad was acquired by Collateral Mortgage, Ltd. (" CML"), a mortgage banking and real estate lending firm located in Birmingham, Alabama. In 1990, CML contributed the outstanding stock of Triad to its affiliate, Collateral Investment Corp. (" CIC"), an insurance holding company also located in Birmingham, Alabama.

     The Company was incorporated by CIC in Delaware in August 1993 for the purpose of holding all the outstanding stock of Triad and to undertake the initial public offering of the Company's Common Stock, which was completed in November 1993. CIC currently owns 20.2% and CML owns 19.4% of the outstanding Common Stock of the Company.

     The principal executive offices of the Company are located at 101 South Stratford Road, Suite 500, Winston-Salem, North Carolina 27104. Its telephone number is (910) 723-1282.

TYPES OF MORTGAGE INSURANCE

     There are two  principal  types of  private  mortgage  insurance  coverage:
"primary" and "pool". The Company offers only primary insurance.

PRIMARY INSURANCE

     Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the "claim amount"). The claim amount, to which the appropriate coverage percentage (typically 15% to 30% as of December 31, 1996) is applied, typically ranges from 110% to 115% of the unpaid principal balance of the loan. The Company's obligation to an insured lender with respect to a claim is determined by applying the appropriate coverage percentage to the claim amount. Under its master policy, the Company has the option of paying the entire claim amount and taking title to the mortgaged property, or paying the coverage percentage in full satisfaction of its obligations under the insurance written. Primary insurance can be placed on many types of loan instruments and generally applies to loans secured by mortgages on owner occupied homes. The Company underwrites primary insurance on a loan-by-loan basis and on a "delegated underwriting" basis to a select group of lenders. Mortgage originators who participate in the Company's delegated program are allowed to issue a certificate of insurance on the loans it underwrites if certain strict qualifications are met.

     The Company offers primary coverage generally ranging from 6% to 35% of the claim amount with most coverage in the 15% to 30% range as of December 31, 1996. The coverage percentage provided by the Company is selected by the insured lender, subject to the Company's underwriting approval, usually in order to comply with existing Freddie Mac and Fannie Mae requirements to reduce their loss exposure on loans they purchase to 75% or less of the property's value at the time the loan is originated.

     The Company's premium rates vary depending upon the LTV ratio, loan type, mortgage term, coverage amount and type, which all affect the perceived risk of a claim on the insured mortgage loan. Generally, premium rates cannot be changed after the issuance of coverage. The Company, consistent with industry practice, generally utilizes a nationally based, rather than a regional or local, premium rate structure.

     Mortgage insurance premiums are usually paid by the mortgage borrower to the mortgage lender or servicer, which in turn remits the premiums to the mortgage insurer. The Company has three basic types of borrower paid premium plans. The first is a monthly premium plan under which only one or two months' premium is paid at the mortgage loan closing and in some cases no premiums are paid at closing. Thereafter level monthly premiums are collected by the loan servicer for monthly remittance to the Company. In February 1996, the Company introduced a variation of the monthly premium plan under which the initial mortgage insurance payment is deferred until the first loan payment is remitted to the Company. This deferred monthly premium product decreases the amount of cash required from the borrower at closing, therefore, making home ownership more affordable. Monthly premium plans represented 93% of new insurance written in 1996. The Company expects that the percentage of new business written on monthly premium plans will remain at or slightly above the current level.

     The second type of premium payment plan is an annual premium plan in which a first-year premium is paid at the mortgage loan closing and annual renewal payments, which are generally less than the first year premium, are paid thereafter. Renewal payments are collected monthly and held in escrow by the mortgage lender or servicer for annual remittance in advance of each renewal year.

     The third type of premium payment plan requires a single payment paid at the loan closing. The single premium payment can be financed by the borrower by adding it to the principal amount of the mortgage or can be paid in cash at closing by the borrower.

     In addition to the borrower paid plans, the Company has a lender paid plan whereby mortgage insurance premiums are charged to the mortgage lender or loan servicer, which pays the premium to the Company. The lender builds the mortgage insurance premium into the borrower's interest rate. The Company's lender paid plan allows the lender to offer borrowers lower cost mortgages by reducing the necessary closing costs compared to borrower paid plans. The Company's lender pay plan has been approved for use by Fannie Mae and Freddie Mac.

     As part of the Company's efforts to increase its focus on larger national lenders, a mortgage insurance program is currently being developed that would enable the Company to better meet the needs and requirements of the larger national lenders. The program, which will be marketed beginning in the first quarter of 1997, increases the lender's share of the risk of loss on an insured book of business and provides for a fee to the lender for this increased risk.

POOL INSURANCE

     Pool insurance has generally been offered by private mortgage insurers to lenders as an additional "credit enhancement" for certain mortgage-backed securities and provides coverage for the full amount of the net loss on each individual loan included in the pool, subject to a provision limiting aggregate losses to a specified percentage of the total original balances of all loans in the pool. Modified pool insurance provides coverage for a specified percentage of the claim amount for each loan insured, subject to an overall stop-loss provision applicable to the entire pool of loans insured. The Company does not offer pool insurance.

CANCELLATION OF INSURANCE

     Mortgage insurance coverage cannot be canceled by the Company except for nonpayment of premium or certain material violations of the master policy, and remains renewable at the option of the insured lender. Generally, mortgage insurance is renewable at a rate fixed when the insurance on the loan was initially issued.

     Insured lenders may cancel insurance at any time at their option. A borrower may request that an insured servicer cancel insurance on a mortgage loan when its loan balance is less than 80% of the property's current value, but loan servicers are generally restricted in their ability to grant such requests by secondary market requirements as well as by certain other regulatory restrictions. Legislation currently is being discussed, however, which could affect the cancellation of private mortgage insurance. See "Regulation Indirect Regulation".

     When a borrower refinances a Triad-insured mortgage loan by paying it off in full with the proceeds of a new mortgage, the insurance on that existing mortgage is canceled, and insurance on the new mortgage is considered to be new insurance written. Therefore, continuation of Triad's coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. The percentage of new insurance written represented by refinanced loans was 16.9%, 9.3%, and 4.6% in 1996, 1995, and 1994, respectively.

     To the extent canceled insurance coverage in areas experiencing economic growth is not replaced by new insurance in such areas, the percentage of the Company's book of business in economically weaker areas may increase. This development may occur during periods of heavy mortgage refinancing. Refinanced loans in regions experiencing economic growth are less likely to require private mortgage insurance, while borrowers in economically distressed areas are less likely to qualify for refinancing because of depreciated real estate values. Throughout the 1990's high refinancing activity occurred because of lower mortgage interest rates. The percentage of the Company's policies in force at the end of the year that were canceled during the following year was 14.7%, 13.6%, and 14.2% in 1996, 1995, and 1994, respectively. The cancellations which have occurred since 1988 have not had a material impact on the geographic dispersion of the Company's risk in force.

CUSTOMERS

     Residential mortgage lenders such as mortgage bankers, mortgage brokers, commercial banks and savings institutions are the principal customers of the Company. At December 31, 1996, approximately 47% of the Company's risk in force came from mortgage bankers, 24% from mortgage brokers, 17% from commercial banks and 12% from savings institutions. At December 31, 1995, 43% of the Company's risk in force came from mortgage bankers, 25% from mortgage brokers, 18% from commercial banks and 14% from savings institutions. Although mortgage lenders are the Company's principal customers, individual mortgage borrowers generally bear the cost of primary insurance coverage.

     In addition to providing insurance coverage, the Company also provides contract underwriting as a service to lenders and to provide a means of generating new mortgage insurance business. In 1996, the Company began offering Fannie Mae's Desktop Originator and Desktop Underwriter as a service to its contract customers. The Company also offers its contract customers direct access to Freddie Mac's Loan Prospector. These products, which are designed to streamline and reduce costs in the mortgage origination process, supply the Company's customers with fast and accurate service regarding loan compliance and Fannie Mae's or Freddie Mac's decision for loan purchase or securitization.

     To obtain primary insurance from the Company, a mortgage lender must first apply for and receive a master policy from the Company. The Company's approval of a lender as a master policyholder is based, among other factors, upon an evaluation of the lender's financial position and its management's demonstrated adherence to sound loan origination practices.

     The master policy sets forth the terms and conditions of the Company's mortgage insurance policy. The master policy does not obligate the lender to obtain insurance from the Company, nor does it obligate the Company to issue insurance on a particular loan. The master policy provides that the lender must submit individual loans for insurance to the Company and the loan, subject to certain stringent criteria, must be approved by the Company to effect coverage (except in the case of delegated underwriting and when the originator has the authority to approve coverage within certain guidelines). The Company had approximately 5,750 master policy holders at December 31, 1996.

     The Company's ten largest customers were responsible for 23.4% and 23.7% of direct risk in force at December 31, 1996 and 1995, respectively. The largest single customer of the Company (including branches and affiliates of that customer), measured by risk in force, accounted for 3.3% and 3.4% at December 31, 1996 and 1995, respectively.

SALES AND MARKETING

     The Company currently markets its insurance products through a field sales force of twenty-four salaried account executives, three regional sales managers, two national accounts representatives and two exclusive commissioned general agencies each serving a specific geographic market. The Company is licensed to do business in 41 states and the District of Columbia and has licenses pending in five states. The Company is actively serving mortgage originators in 31 states and the District of Columbia.

     In  1996,   the  Company  added  to  its  existing  sales  force  with  new representation in New England and two new representatives to service the national account market of larger mortgage lenders. Currently, the Company is approved to do business with 20 of the top 30 lenders. For 1997, the Company has already added sales representation in the Pacific Northwest, and will continue to evaluate geographic expansion opportunities, as well as the need for additional sales representation.

     The success of the Company is dependent upon the services of its account executives and general agents. For 1996, the Company's two exclusive commissioned general agencies produced approximately 25% of the Company's new direct insurance written while the salaried account executives and the national account representatives produced the remainder. The loss of the services of any of its key account executives or general agencies could have a material adverse effect on the Company's operations.

COMPETITION AND MARKET SHARE

     Triad and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (" FHA"). These agencies sponsor government-backed mortgage insurance programs which accounted for approximately 45% of high LTV loans in 1996 and 39% in 1995. In addition to competition from federal agencies, Triad and other private mortgage insurers face competition from state-supported mortgage insurance funds. Several of these states (among them, California, Connecticut, Massachusetts, New York and Vermont) have state housing insurance funds which are either independent agencies or affiliated with state housing agencies. Indirectly, the Company also competes with certain mortgage lenders which forego private mortgage insurance and self-insure against the risk of loss from defaults on all or a portion of their low down payment mortgage loans.

     Various proposals are being discussed by Congress and certain federal agencies to reform or modify the FHA. Management is unable to predict the scope and content of such proposals, or whether any such proposals will be enacted into law, and if enacted, the effect on the Company.

     The private mortgage insurance industry consists of nine active mortgage insurance companies including Triad, Mortgage Guaranty Insurance Corporation, General Electric Mortgage Insurance Corporation, PMI Mortgage Insurance Co., CMG Mortgage Insurance Co., United Guaranty Residential Insurance Company, Republic Mortgage Insurance Company, Commonwealth Mortgage Assurance Company and Amerin Guaranty Corporation. Triad is the eighth largest private mortgage insurer based on 1996 market share and, according to industry data, had a 1.7% share of net new mortgage insurance written during 1996, up from 1.5% in 1995.

     Management believes the Company competes with other private mortgage insurers principally on the basis of personalized and professional service, a strong management and sales team, an experience-based pricing structure and innovative products. Triad was the first in the industry to provide preferred rates to approved lenders that maintain lower loss ratios on loans which they insure with Triad.

UNDERWRITING PRACTICES

     The Company considers effective risk management to be critical to its long-term financial stability. Market analysis, prudent underwriting, auditing and customer service are all important elements of the Company's risk management process.

UNDERWRITING PERSONNEL

     The Company's Vice Presidents of Risk Management and Underwriting report directly to the President of the Company and the Executive Vice President of Sales and Marketing, respectively. In addition to a centralized underwriting department in the home office, the Vice President of Underwriting is responsible for the Company's regional offices in Georgia, Texas, Illinois, Arizona and California. The Vice President of Risk Management is responsible for assessing the risk factors for the Company and for the quality control function.

     The Company employed an underwriting staff of twenty-three at December 31, 1996. The Company's field underwriters and underwriting managers are limited in their authority to approve programs for certain mortgage loans. The authority levels are tied to underwriting position, knowledge and experience and relate primarily to loan amounts and property type. All loans insured by the Company are subject to quality control reviews.

RISK MANAGEMENT APPROACH

     From its inception in 1988, Triad has adhered to conservative risk management strategies that were developed, in part, as a result of management's assessment of the private mortgage insurance industry's loss experience in the late 1980s. The Company's risk management objective is to build a portfolio of insurance in force with a claims incidence less than the expected claims rates on which its premium rates are based. In order to meet this objective the Company focuses its risk management efforts on five key elements:

   o MORTGAGE LENDER. The Company reviews each lender's financial statements and management experience before issuing a master policy. This analysis permits the Company to determine if that lender is predisposed to maintaining a loss ratio on loans which it insures with the Company that will allow the continued use of the Company's preferred premium schedule after the three year grace period. The Company assigns delegated underwriting authority only to lenders with substantial financial resources and established records of originating good quality loans.

   o      PURPOSE  AND TYPE  OF LOAN.  The   Company   analyzes  four  general
          characteristics of a loan to evaluate its level of risk: (i) LTV ratio; (ii) purpose of the loan; (iii) type of loan instrument and
          (iv) type of property. The Company seeks only the most basic loan types with proven track records for which an assessment of risk can be readily made and the premium received sufficiently offsets that risk. Loans having higher LTV ratios are charged a higher premium, as are other loans which have been shown to carry higher risks, such as adjustable rate mortgages ("ARMs"). Certain categories of loans are generally not insured by the Company because such loans are deemed to have an unacceptable level of risk, including negatively and potential negatively amortizing ARMs, ARMs with maximum annual and lifetime caps greater than two and six percentage points, respectively, and loans on nonowner occupied properties.

   o INDIVIDUAL LOAN AND BORROWER. Except to the extent its delegated underwriting program is being utilized, the Company evaluates insurance applications based on a set of guidelines designed to evaluate the suitability of the borrower to the loan program. In the case of delegated underwriting, compliance with program parameters is monitored by periodic audits of delegated business.

   o      EXPERIENCE-BASED  PREMIUM STRUCTURE.  To increase  profitability, the
          Company   targets   lower  risk   business    through  the  Company's
          preferred premium rate schedules. The Company was the first in the industry to provide preferred rates to lenders maintaining lower loss ratios on loans which they insure with the Company. These rates, which are lower than those generally available throughout the industry, are offered to lenders for the first three years under a master policy so that a loss ratio on loans which a lender insures with the Company can be fairly determined. After that point, approved lenders maintaining a loss ratio of 40% or less will continue to operate under the preferred rate schedule. Those with loss ratios greater than 40% will be charged higher premiums on new business (as well as higher premiums on renewal business if a variable renewal program was chosen) until the loss ratio is reduced. These higher premiums are comparable to those premiums typically charged by the Company's competitors. This experience-based structure encourages lenders to maintain low loss ratios on loans which they insure with the Company.

   o GEOGRAPHIC SELECTION OF RISK. The Company places significant emphasis on the condition of the regional housing markets in determining its underwriting policies. Using both internal and external data, the Company's risk management department continually monitors the economic conditions in the Company's active and potential markets.

UNDERWRITING PROCESS

     The Company accepts  applications for insurance under three basic programs:
The traditional fully documented program, a reduced documentation program utilizing credit scoring to determine level of documentation, and a delegated underwriting program, which allows a lender's underwriters to commit an insurer to a loan based on strict agreed upon underwriting guidelines.

     The Company utilizes nationwide underwriting guidelines to evaluate the potential risk of default on mortgage loans submitted for insurance coverage. These guidelines have evolved over time and take into account the loss experience of the entire private mortgage insurance industry. They are also largely influenced by Freddie Mac and Fannie Mae underwriting guidelines. The Company believes its guidelines are generally consistent with those used by other private mortgage insurers with respect to the types of loans that the Company will insure. As a result of the Company's review of regional economies and housing patterns, specific underwriting guidelines applicable to a given local, state or regional market will be modified to address concerns in that market.

     Subject to the Company's underwriting guidelines and exception approval procedures, the Company allows its underwriters to utilize their experience and business judgement in evaluating each loan on its own merits. Accordingly, the Company underwriters have discretionary authority to insure loans which deviate in certain minor respects from the Company's underwriting guidelines. More significant exceptions are subject to management approval. In all such cases, compensating factors must be identified. The predominant reason for such deviations involves instances where the borrower's debt-to-income ratio exceeds the Company's guidelines. To compensate for this type of deviation, the Company's underwriters give favorable consideration to such factors as excellent borrower credit history, the availability of satisfactory cash reserves after closing and employment stability.

     In addition to the borrower's ability to repay the loan as evaluated by considering the borrower's debt-to-income ratio, the Company believes that mortgage default risk is affected by a variety of other factors, including the borrower's employment status. Insured mortgage loans made to self-employed borrowers are perceived by the Company to have higher risk of claim, all other factors being equal, than loans to borrowers employed by third parties. The Company's percentage of risk in force involving self-employed borrowers was 3.8% and 4.3% at December 31, 1996 and 1995, respectively.

     In the fourth quarter of 1996, the Company introduced a new product in which a certificate of insurance is issued based on a borrower's credit score. Under this new program, the Company issues a certificate of insurance without the standard underwriting process if certain program requirements are met and the borrower has a predetermined minimum credit score. Documentation submission requirements vary depending on the borrower's credit score.

     The Company's delegated underwriting program, in addition to the Company's conservative risk management strategies, utilizes extensive "quality control" practices including reunderwriting, reappraisal and similar procedures following issuance of the policy. Standards for type of loan, property type and credit history of the borrower are established consistent with the Company's preferred risk strategy. The program has allowed the Company to serve a greater number of the larger, well established mortgage originators. The Company's delegated underwriting program accounted for 38% of commitments received in 1996 compared to 25% in 1995 and 4% in 1994. The performance of loans insured under the delegated underwriting program has been comparable to the Company's non-delegated business. As a result of the Company's new credit scoring product, management expects the percentage of commitments processed through the Company's delegated underwriting program to decrease in 1997.

OTHER RISK MANAGEMENT

     Another important aspect of the Company's risk management is the tracking of risk exposure in condominium projects. The Company's risk management computer system tracks the exposure in each project and alerts the underwriter once predetermined limits are reached. The Company's computer system also identifies certain exceptions in loan files that deserve special underwriter attention.

     The Company uses a comprehensive audit plan designed to determine whether the underwriting decisions being made are consistent with the policies, procedures and expectations for quality as set forth by management. All areas of business activity which involve an underwriting decision are included, with emphasis on new products, procedures and new master policyholders. The process used to identify categories of loans selected for an audit begins with the identification and evaluation of certain defined and verifiable risk elements. Each loan is then tested against these elements to identify loans which fail to meet prescribed policies or an identified norm. The procedure allows the Company management to identify concerns not only at the loan level but also portfolio concerns which may exists within a given category of business.

CLAIMS-PAYING ABILITY RATINGS

     Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase high LTV mortgages or mortgage-backed securities unless the private mortgage insurance coverage on the mortgages has been issued by an insurer with a claims-paying ability rating of at least "AA-" from Standard & Poor's Corporation (S&P), Fitch Investors Service, Inc. ("Fitch") or Duff & Phelps Credit Rating Co. ("Duff & Phelps") or a financial strength rating from Moody's

Investor Service ("Moody's") of at least "Aa3". Fannie Mae and Freddie Mac require mortgage guaranty insurers to maintain two ratings of "AA-" or better. Private mortgage insurers are not rated by any other independent nationally-recognized insurance industry rating organization or agency (such as the A.M. Best Company).

     Triad has its claims-paying ability rated by S&P, Fitch and Duff & Phelps. These ratings are an indication to a mortgage insurer's customers of the insurer's present financial strength and its capacity to pay future claims. Ratings are generally considered an important element in a mortgage insurer's ability to compete for new business. Triad's claims-paying ability rating by S&P was upgraded to "AA" from "AA-" in January 1997. Triad is also rated "AA" by Fitch and Duff & Phelps. Triad has not sought and does not presently intend to seek a financial strength rating from Moody's.

     S&P defines insurers rated "AA" as offering excellent financial security and having the capacity to meet policy holder obligations that is strong under a variety of economic and underwriting conditions. Fitch defines insurance companies rated "AA" as having a very strong claims-paying ability and to be only slightly more susceptible than companies rated "AAA" to exhibiting any weakening of financial strength due to adverse business and economic developments. Duff & Phelps defines insurers rated "AA" as having a very high claims-paying ability with only modest risk which may vary slightly over time due to economic and/or underwriting conditions. Ratings from S&P, Fitch and Duff & Phelps are modified with a "+" or "-" sign to indicate the relative position of a company within its category.

     Triad's improved rating from S&P allows it to compete on similar risk-to-capital guidelines as its competitors. Management expects that Triad's risk-to-capital ratio can increase up to the industry's average without an adverse effect on its claims-paying ability rating.

     S&P, Fitch and Duff & Phelps review Triad's claims-paying ability, as they do with all rated insurers. Ratings can be withdrawn or changed at any time by the rating agency.

REINSURANCE

     Effective January 1, 1996, the Company eliminated its quota share reinsurance on new business, recaptured substantial portions of its coverage on renewal business and obtained $25 million in excess of loss reinsurance designed to protect the Company in the event of catastrophic levels of losses. The restructured reinsurance program reduced the Company's quota share cede rate to 5.3% of direct premium written in 1996 compared to 20.8% in 1995. The recapture of business previously ceded resulted in increased premium revenues for the Company. The Company's geographic risk concentration was also affected as a result of the recapture of the previously ceded business. See "Analysis of Direct Risk in Force - Geographic Dispersion".

     Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risk it insures, although it does make the reinsurer liable to the primary insurer. There can be no assurance that the Company's reinsurer will be able to meet their obligations under the reinsurance agreement.

     Pursuant to deeper coverage requirements imposed by Fannie Mae and Freddie Mac in 1995, loans eligible for sale to such agencies with a loan to value of over 90% require insurance with a coverage percentage of 30%, in contrast to the 25% coverage previously required. Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the claim amount, and, as a result, the deeper coverage portion of such insurance must be reinsured. To minimize reliance on third party reinsurers and to permit the Company to retain the premiums and related risk on deeper coverage business, the Company formed Triad Guaranty Assurance Corporation ("TGAC") in 1995 as a wholly-owned subsidiary to provide reinsurance of such deeper coverage to Triad. As of December 31, 1996, TGAC had assumed approximately $72 million in risk from Triad.

DEFAULTS AND CLAIMS

DEFAULTS

     The claim process on private mortgage insurance begins with the insurer's receipt of notification from the lender of a default on an insured's loan. Default is defined in the primary master policy as the failure by the borrower to pay, when due, an amount at least equal to the scheduled monthly mortgage payment under the terms of the mortgage. The master policy requires lenders to notify the Company of default on a mortgage payment within 10 days of either (i) the date on which the borrower becomes four months in default or (ii) the date on which any legal proceeding which affects the loan has been commenced, whichever occurs first. Notification is required within 45 days of the default if it occurs when the first payment is due. The incidence of default is affected by a variety of factors, including change in borrower income, unemployment, divorce, illness, the level of interest rates and general borrower creditworthiness. Defaults that are not cured result in a claim to the Company. Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage.

     The following table shows the number of loans insured, related loans in default, percentage of loans in default (default rate as of the dates indicated), dollar amount of insured loans in default, dollar amount of direct risk (gross of reinsurance) with respect to insured loans in default, and reserves per delinquent loan: Default Statistics

                               DEFAULT STATISTICS

                                                                          December 31,
                                                                          ------------
                                                        1996       1995        1994       1993       1992
                                                        ----       ----        ----       ----       ----
Number of insured loans in force ..................    62,334     49,791     41,358     30,497     20,604
Number of loans in default ........................       273        206        156        102         65
Percentage of loans in default (default rate) .....      0.44%      0.41%      0.38%      0.33%      0.32%
Dollar amount of insured loans in default (000's)..   $25,253    $19,907    $14,356    $ 9,177    $ 5,762
Dollar amount of direct risk with respect to
insured loans in default (000's) ..................   $ 5,770    $ 4,071    $ 2,827    $ 1,810    $ 1,147
Reserve per delinquent loan .......................   $23,097    $22,277    $20,281    $22,111    $19,061

CLAIMS

     Claims result from defaults that are not cured. The frequency of claims does not directly correlate to the frequency of defaults due in part to the Company's loss mitigation efforts and the borrower's ability to overcome temporary financial setbacks. The likelihood that a claim will result from a default, and the amount of such claim, principally depend on the borrower's equity at the time of default and the borrower's (or the lender's) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage, as well as the effectiveness of loss mitigation efforts. Claims are also affected by local housing prices, interest rates, unemployment levels, the housing supply and the borrower's desire to avoid foreclosure. During the default period, the Company works with the insured for possible early disposal of underlying properties when the chance of the loan reinstating is minimal. Such dispositions typically result in a reduced claim amount to the Company.

     Claim activity is not evenly spread through the coverage period. Relatively few claims are received during the first two years following issuance of insurance. A period of rising claims follows, which, based on industry experience, has historically reached its highest level in the third through sixth years after the loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by economic and other conditions. There can be no assurance that the historical pattern of claims will continue in the future.

     Generally, the Company does not pay a claim for loss under the master policy if the application for insurance for the loan in question contains fraudulent information, material omissions or misrepresentations which increase the risk characteristics of the loan. The Company's master policy also excludes any cost or expense related to the repair or remedy of any physical damage (other than "normal wear and tear") to the property collateralizing an insured mortgage loan. Such physical damage may be caused by accident, natural occurrence or otherwise.

     Under the terms of the master policy, the lender is required to file a claim with the Company no later than 60 days after it has acquired good and marketable title to the underlying property through foreclosure. A primary insurance claim amount includes (i) the amount of unpaid principal due under the loan; (ii) the amount of accumulated delinquent interest due on the loan (excluding late charges) to the date of claim filing; (iii) expenses advanced by the insured under the terms of the master policy, such as hazard insurance premiums, property maintenance expenses and property taxes to the date of claim filing and (iv) certain foreclosure and other expenses, including attorneys fees. Such claim amount is subject to review and possible adjustment by the Company. An average of about 12 months elapses from the date of default to a payment of claim on an uncured default. The Company's experience indicates that the claim amount on a policy generally ranges from 110% to 115% of the unpaid principal amount of a foreclosed loan.

     Within 60 days after the claim has been filed, the Company has the option of either (i) paying the coverage percentage specified on the certificate of insurance (usually 15% to 30% of the claim), with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property or (ii) paying 100% of the claim amount in exchange for the lender's conveyance of good and marketable title to the property to the Company, with the Company selling the property for its own account. The Company attempts to choose the claim settlement option which costs the least. In general, the Company settles claims by paying the coverage percentage of the claim amount.

LOSS MITIGATION

     Once a default notice is received, the Company attempts to mitigate its loss. Through proactive intervention with insured lenders and borrowers, the Company has been successful in reducing the number and severity of its claims for loss. Loss mitigation techniques include pre-foreclosure sales, advances to assist distressed borrowers who have suffered a temporary economic setback, and the use of new repayment schedules, refinances, loan modifications, forbearance agreements and deeds-in-lieu of foreclosure. Such mitigation efforts typically result in a savings to the Company over the percentage coverage amount payable under the certificate of insurance. Through loss mitigation efforts, the Company has paid out only 73% of its potential exposure on claims paid through December 31, 1996.

LOSS RESERVES

     The Company establishes reserves to provide for the estimated costs of settling claims with respect to loans reported to be in default and estimates of loans in default which have not been reported. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. Although the Company believes that its overall reserve levels at December 31, 1996, are adequate to meet its future obligations, due to the inherent uncertainty of the reserving process there can be no assurance that its reserves will prove to be adequate to cover ultimate loss developments.

     In determining the liability for unpaid losses related to outstanding defaults, the Company establishes loss reserves on a case-by-case basis using historical experience and by making various assumptions and judgements about the ultimate amount to be paid on loans in default. The amount reserved for any particular loan is dependent upon the status of the loan as reported by the servicer of the insured loan. As the default progresses closer to foreclosure, the amount of loss reserve for that particular loan will be increased, in stages, to approximately 120% of the Company's exposure, which includes claims-related expenses. The Company periodically reviews and adjusts its reserve estimates to address changes in economic conditions as well as developments in its loss experience.

     The Company also establishes reserves to provide for the estimated costs of settling claims, including legal and other fees, and general expenses of administering the claims settlement process ("loss adjustment expenses" or "LAE") and for losses and loss adjustment expenses incurred arising from defaults which have occurred, but which have not yet been reported to the insurer ("Incurred But Not Reported" or "IBNR").

     The Company's reserving process is based upon the assumption that past experience, adjusted for the anticipated effect of current economic conditions and projected future economic trends, provides a reasonable basis for estimating future events. However, estimation of loss reserves is a difficult and inexact process, especially in light of the rapidly changing economic conditions over the past few years in certain regions of the United States. In addition, economic conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, there can be no assurance that the reserves will prove to be adequate to cover ultimate loss developments on loans in default, currently or in the future. The Company's profitability and financial condition could be adversely affected to the extent that the Company's estimated reserves are insufficient to cover losses on loans in default.

     The following table represents a reconciliation of the beginning and ending loss reserves (net of reinsurance) for the periods indicated.


          RECONCILIATION OF LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

                                              Year Ended December 31,
                                                 (in thousands)
                                       1996     1995     1994     1993     1992
                                       ----     ----     ----     ----     ----
Reserve for losses and LAE, net of
related reinsurancerecoverables, at
beginning of year .................. $ 3,703  $ 2,466  $ 1,805  $ 1,073  $   500

Add losses and LAE incurred in
respect of defaults occurring in:
     Current year (1) ..............   4,673    3,191    2,053    1,489      839
     Prior years (1) (2) ...........  (1,394)    (974)    (791)    (205)       8
                                     -------  -------  -------  -------  -------
Total incurred losses and LAE ......   3,279    2,217    1,262    1,284      847

Deduct losses and LAE paid in
respect of defaults occurring in:
    Current year ...................     167      216       86       95       73
    Prior years ....................     841      764      515      457      201
                                     -------  -------  -------  -------  -------
Total payments .....................   1,008      980      601      552      274

Reserve for losses and LAE,
net of the related reinsurance
recoverables, at end of year .......   5,974    3,703    2,466    1,805    1,073

Reinsurance recoverables on
unpaid losses and LAE, at the end
of year ............................     331      886      698      450      166
                                     -------  -------  -------  -------  -------
Reserve for unpaid losses and LAE,
before deduction ofreinsurance
recoverableson unpaid losses,
at end of year ..................... $ 6,305  $ 4,589  $ 3,164  $ 2,255  $ 1,239
                                     =======  =======  =======  =======  =======

------------------------------
(1) Includes loss and LAE reserves relating to loans which are in default but for which default notices have not been received.
(2) Indicates a cumulative deficiency (redundancy)in loss reserves at the beginning of each period. Deficiencies (redundancies) result fromu nderestimating (overestimating) ultimate claim amounts.

     The top section of theabove table shows losses incurred on insurance policies with respect to defaults which occurred in the current and prior periods. The amount of losses incurred relating to defaults occurring in the current period represents the estimated amount to be ultimately paid on defaults occurring in that period. The amount of losses incurred relating to defaults occurring in prior periods represents an adjustment made in the current period for defaults which were included in the loss reserve at the end of the prior period.

     The middle section of the above table shows claims paid on insurance policies with respect to defaults which occurred in the current period and in prior periods, respectively. Since it takes, on average, about 12 months for a default which is not cured to eventually develop into a paid claim, most losses paid relate to defaults occurring in prior periods.


ANALYSIS OF DIRECT RISK IN FORCE

     A foundation of the Company's business strategy is proactive risk selection. The Company analyzes its portfolio in a number of ways to identify any concentrations of risk or imbalances in risk dispersion. The Company believes that the quality of its insurance portfolio is affected predominantly by (i) the quality of loan originations (including the strength of the borrower and the marketability of the property); (ii) the attributes of loans insured (including LTV ratio, purpose of the loan, type of loan instrument and type of underlying property securing the loan); (iii) the seasoning of the loans insured; (iv) the geographic dispersion of the underlying properties subject to mortgage insurance; and (v) the quality and integrity of lenders from which the Company receives loans to insure.

LENDER AND PRODUCT CHARACTERISTICS

     The following table reflects the percentage of direct gross risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated on December 31, 1996 and 1995:

Direct Risk in Force
                                                                 December 31,
                                                                 ------------
                                                              1996        1995
                                                              ----        ----
Product type:
Primary ...............................................       100.0%      100.0%
Pool ..................................................         0.0%        0.0%
                                                              -----       -----
Total .................................................       100.0%      100.0%

Direct Primary Risk in Force
                                                                 December 31,
                                                                 ------------
                                                              1996        1995
                                                              ----        ----

Direct Risk in Force (dollars in millions) ...........       $1,515       $1,091
Lender Concentration:
Top 10 lenders (by original applicant) ...............         23.4%       23.7%
LTV:
90.01% to 95.00% (1) .................................         49.4%       45.9%
90.00 and below ......................................         50.6%       54.1%
                                                              -----       -----
Total ................................................        100.0%      100.0%
                                                              =====       =====

Loan Type:
Fixed ................................................         85.6%       82.7%
ARM (positive amortization) (2) ......................         14.4%       17.3%
ARM (potential negative amortization) (3) ............          0.0%        0.0%
ARM (scheduled negative amortization) (3) ............          0.0%        0.0%
Other ................................................          0.0%        0.0%
                                                              -----       -----
Total ................................................        100.0%      100.0%
                                                              =====       =====

Mortgage Term:
15 years and under ...................................          5.6%        7.1%
Over 15 years ........................................         94.4%       92.9%
                                                              -----       -----
Total ................................................        100.0%      100.0%
                                                              =====       =====

Property Type:
Noncondominium (principally single-family detached) ..         94.3%       94.7%
Condominium ..........................................          5.7%        5.3%
                                                              -----       -----
Total ................................................        100.0%      100.0%
                                                              =====       =====
Occupancy Status:
Primary residence ....................................        100.0%      100.0%
Second home ..........................................          0.0%        0.0%
Nonowner occupied ....................................          0.0%        0.0%
                                                              -----       -----
Total ................................................        100.0%      100.0%
                                                              =====       =====

Mortgage Amount:
$199,000 or less .....................................         91.9%       93.3%
Over $199,000 ........................................          8.1%        6.7%
                                                              -----       -----
Total ................................................        100.0%      100.0%
                                                              =====       =====



(1) Includes 97s, representing less than 1% of risk in force at December 31, 1996.

(2) Refers to loans where payment adjustments are the same as mortgage interest rate adjustments.

(3) Scheduled negative amortization is defined by the Company as the increase in loan balance that will occur if interest rates do not change. Loans with potential negative amortization will not have increasing principal balances unless interest rates increase. A large number of loans are originated, primarily by California lenders, with amortization for an initial period followed by periods in which the borrower may choose to limit payment increases to 7.5% or to make full payments. Therefore, these loans are treated by the Company as having potential negative amortization.



     One of the most important determinants of claim incidence is the relative amount of the borrower's equity in the home (which at the time of origination is the down payment). For the industry as a whole, historical evidence indicates that claim incidence on loans having a LTV ratio in excess of 90% is greater than the claim incidence on loans with LTV ratios equal to or less than 90%. The Company believes that the higher premium rates it charges on these high LTV loans adequately reflects the additional risk.

     In 1995, the mortgage insurance industry introduced a 97% LTV product ("97s") which was offered to low and moderate income borrowers under certain pilot programs. The Company believes that these "affordable housing" loans have higher risks than its other insured business and has often attracted borrowers with weak credit histories, generally resulting in higher loss ratios. In keeping with the Company's established risk strategy, the Company has not aggressively solicited this segment of the industry, and, as of December 31, 1996, 97s constituted less than 1% of direct risk in force. The Company does not routinely delegate the underwriting of its 97% LTV product.

     The Company generally insures only positively amortizing ARMs with maximum annual and lifetime caps of two and six percentage points, respectively. Payments on these loans adjust fully with interest rate adjustments. To date, the performance of the Company's ARM loans has been consistent with that of the fixed rate portfolio. However, since historical claim frequency data on ARMs has not yet been tested during a prolonged period of economic stress, there can be no assurance that claim frequency on ARMs may not eventually be higher, particularly during a period of rising interest rates combined with decreasing housing prices. In its normal course of operations, the Company's existing underwriting policy does not permit coverage of ARMs with "scheduled" or "potential" negative amortization.

     Historical evidence indicates that higher priced properties experience wider fluctuations in value than moderately priced residences. These fluctuations exist primarily because there is a much smaller pool of qualified buyers for higher priced homes which, in turn, reduces the likelihood of achieving a quick sale at fair market value when necessary to avoid a default.

     The Company believes that 15-year mortgages present a lower level of risk than 30-year mortgages, primarily as a result of the faster amortization and the more rapid accumulation of borrower equity in the property. Accordingly, the Company charges lower premium rates on these loans than on comparable 30-year mortgages.

     The Company believes that the risk of claim is also affected by the type of property securing the insured loan. In management's opinion, loans on single-family detached housing are subject to less risk of claim incidence than loans on other types of properties. The Company believes that attached housing types, particularly condominiums and cooperatives, are a higher risk because in most areas condominiums and cooperatives tend to be more susceptible to downward fluctuations in value than single family detached dwellings in the same market. The term "single-family" applies to all one-to-four unit dwellings and includes detached and attached townhouse units with fee simple ownership, condominiums and cooperatives.

     Loans on primary residences that were owner occupied at the time of loan origination constituted almost all of the Company's risk in force at December 31, 1996. Because management believes that loans on nonowner occupied properties represent a substantially higher risk of claim incidence and are subject to greater value declines than loans on primary homes, the Company insures these types of loans only on a case-by-case basis and only after stringent management review.

     The Company's book of business is less mature than that of the private mortgage insurance industry as a whole, with the Company's direct risk in force having a weighted average life of 2.4 years at December 31, 1996 and 2.3 years at December 31, 1995 compared to an estimated industry average of just over 3 years at December 31, 1996.

     The following table shows the percentage of direct risk in force as of December 31, 1996 for policies written from 1988 through 1996 by the Company, as well as the cumulative loss ratio (calculated as losses paid divided by premiums written, in each case for a particular certificate year) which has developed, through December 31, 1996, for the policies written during the years indicated and excludes the effects of reinsurance:


  Certificate                          Percent     Cumulative Ratio of Losses
       Year    Direct Risk in Force    of Total     Paid to Premiums Written(1)
       ----    --------------------    --------     ---------------------------
                   (in millions)
      1988             $ 2.2             0.2%                13.6
      1989               3.5             0.2                 22.7
      1990               6.4             0.4                 15.5
      1991              24.1             1.6                  9.6
      1992             106.9             7.1                  5.5
      1993             223.2            14.7                  2.8
      1994             252.7            16.7                  1.4
      1995             379.1            25.0                  1.3
      1996             517.3            34.1                  0.0
                       -----           -----
     Total           $1515.4          100.0%
                     =======           =====

(1) Claim activity is not spread evenly throughout the coverage period of the book of business. Based on the Company's and the industry's historical experience, claims incidence is highest in the third through sixth years after loan origination, and relatively few claims are paid during the first two years after loan origination. Thus, the cumulative loss experience of recent certificate years is not indicative of ultimate losses.

GEOGRAPHIC DISPERSION

     The following tables reflect the percentage of direct risk in force, net of reinsurance, on the Company's book of business (by location of property) for the top ten states and the top twelve metropolitan statistical areas ("MSAs") as of December 31, 1996 and 1995:



                Top Ten States                              Top Twelve MSAs
   ------------------------------------           ----------------------------------------
            December 31,  December 31,                         December 31,  December 31,
                1996         1995                                  1996         1995
                ----         ----                                  ----         ----

Georgia         18.3%        17.2%       Chicago, IL                15.0%        15.8%
Illinois        15.9         16.8        Atlanta, GA                10.2          9.8
Florida          9.6          9.7        Minneapolis-St. Paul, MN    3.0          3.7
North Carolina   6.5          8.1        Charlotte-Gastonia, NC      2.4          3.0
Virginia         5.8          6.1        Augusta, GA                 2.1          2.0
Texas            4.8          3.4        San Francisco-Oakland, CA   1.8          2.0
Tennessee        4.5          5.0        Houston-Galveston, TX       1.7          1.5
Pennsylvania     4.5          3.8        Tampa-St. Petersburg, FL    1.7          1.8
California       4.1          3.8        Indianapolis, Indiana       1.6          1.6
South Carolina   3.5          4.1        Richmond, VA                1.5          1.4
               -----        -----
Total          77.5%         78.0%       Jacksonville, FL            1.5          1.6
               =====         =====
                                         Norfolk, VA                 1.4          1.6
                                                                    -----        -----
                                         Total                      43.9%        45.8%
                                                                    =====        =====

     While the Company continues to diversify its risk in force geographically, a prolonged regional recession, particularly in its high concentration areas, such as the Southeastern, Middle Atlantic and upper Mid-Western states, or a prolonged national economic recession, could significantly increase loss development.

     Effective January 1, 1996, the Company made substantial changes in its reinsurance program, eliminating quota share reinsurance on new business and recapturing substantial portions of its coverage on renewal business. As a result, the Company's geographic risk concentration in the top ten states increased to 80.6% at January 1, 1996 from 78.0% at December 31, 1995. For Georgia, the Company's largest state risk concentration, net risk in force was 21.2% at the beginning of 1996 due to the recapture. The Company's geographic risk concentrations have declined steadily in 1996 following the commutation, reducing risk concentration in the top ten states to 77.5% at December 31, 1996.

INVESTMENT PORTFOLIO

     Income from its investment portfolio is one of the Company's primary sources of cash flow to support its operations and claims payments. Triad has an investment advisory agreement with CML for management of its portfolio.

     The Company follows an investment policy which requires: (i) 75% of its investment portfolio (together with cash assets) to consist of cash, cash equivalents and debt securities (including redeemable preferred stocks) which, at the date of purchase, were rated investment grade by a nationally recognized rating agency (e.g.,"BBB-" or better by S&P) and (ii) at least 50% of its investment portfolio (together with cash assets) to consist of cash, cash equivalents and securities which, at the date of purchase, were rated one of the two highest investment grades by a nationally recognized rating agency. At December 31, 1996, the Company's total investment portfolio had a fair market value of $98.0 million and did not include any real estate or mortgage loans.

     Liquidity is sought through cash equivalent investments and through diversification and investment in publicly traded securities. The Company attempts to maintain a level of liquidity and a duration in its investment portfolio consistent with its business outlook and the expected timing, direction and degree of changes in interest rates. As of December 31, 1996, no investment in the securities of any single issuer (other than the U.S. government and its agencies) exceeded 2% of the Company's investment portfolio.

     The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     The diversification of the Company's investment portfolio at December 31, 1996 is shown in the table below:

                      INVESTMENT PORTFOLIO DIVERSIFICATION

                                                 December 31, 1996
                                                 -----------------
                                   Amortized Cost    Market Value   Percent (1)
                                   --------------    ------------   -----------
Available-for-sale  securities:
Fixed maturity securities:
   U.S. government obligations ..... $ 9,311,329      $ 9,655,744       9.7%
   Mortgage-backed bonds ...........  16,545,818       16,249,638      17.3
   State and municipal bonds .......  45,087,458       45,960,016      47.1
   Industrial & miscellaneous ......  15,125,148       15,364,457      15.8
                                    ------------      -----------
       Total fixed maturities ......  86,069,753       87,229,855

   Equity securities................   6,267,076        7,494,817       6.6
                                    ------------      -----------
       Total available-for-sale
          securities................  92,336,829       94,724,672

   Short-term investments...........   3,302,125        3,302,125       3.5
                                    ------------      -----------     -----

                                    $ 95,638,954      $98,026,797     100.0%
                                    ============      ===========     ======
-------------------------------
(1) Percentage of amortized cost.

     The following table shows the scheduled maturities at December 31, 1996 of the fixed maturity securities held in the Company's investment portfolio:

                     INVESTMENT PORTFOLIO SCHEDULED MATURITY

                                                           December 31, 1996
                                                           -----------------
                                                     Carrying
                                                       Value            Percent
                                                       -----            -------
One year or less ................................   $   909,220           1.0%
After one year through five years ...............    18,532,049          21.3
After five years through ten years ..............    23,352,846          26.8
After ten years though twenty years .............    25,746,712          29.5
After twenty years ..............................     2,439,390           2.8
Mortgage-backed securities (1) ..................    16,249,638          18.6
                                                    -----------         -----
Total ...........................................   $87,229,855         100.0%
                                                    ===========         =====

(1)Substantially all of these securities are guaranteed by U.S. Government Agencies.

     The following table shows the ratings of the Company's investment portfolio as of December 31, 1996:

                       INVESTMENT PORTFOLIO BY S&P RATING

                                                          December 31,1996
                                                          ----------------
Rating(1)                                             Carrying Value   Percent
---------                                             --------------   -------
Fixed maturities:
     U.S. Treasury and U.S. agency bonds ..........      $25,905,383     29.7%
     AAA ..........................................       23,109,373     26.5
     AA ...........................................       15,300,384     17.6
     A ............................................       14,103,318     16.2
     BBB ..........................................        7,258,893      8.3
     BB ...........................................          988,627      1.1
     B ............................................          268,500      0.3
     NR ...........................................          295,377      0.3
                                                         -----------    -----
         Total fixed maturities ...................      $87,229,855    100.0%
                                                         ===========    =====

Equities:
     AA ...........................................      $ 1,079,802     14.4%
     A ............................................        5,975,140     79.7
     B ............................................          439,875      5.9
                                                         -----------    -----
          Total equities ..........................      $ 7,494,817    100.0%
                                                         ===========    =====
Total Portfolio ...................................      $94,724,672
                                                         ===========
-------------------------
(1)Current ratings assigned by S&P.

     The following table shows the results of the Company's investment portfolio for the periods indicated:



                          INVESTMENT PORTFOLIO RESULTS

                                                                       Year Ended December 31,
                                          -------------------------------------------------------------------------------
                                               1996            1995            1994             1993             1992
                                               ----            ----            ----             ----             ----
Average investments (1) (2) ...........   $ 89,577,031     $ 79,253,289    $ 73,774,699     $ 31,211,740     $ 15,540,667
Pre-tax net investment income .........   $  5,446,672     $  4,836,461    $  4,180,876     $  1,896,639     $  1,204,842
Effective pre-tax yield (2) ...........            6.1%             6.1%            5.7%             6.1%             7.8%
Pre-tax realized gain (loss) on sale of
 investments ..........................   $   (162,385)    $    172,992    $   (162,723)    $    (15,852)    $      4,941


-------------------------
(1) Excludes the Company's investment in Southwide Life Insurance Corp. for all periods during which it was held.
(2) Based on historical cost adjusted for amortization and accretion of premium and discount.


REGULATION

DIRECT REGULATION

     The Company's insurance subsidiaries are subject to comprehensive, detailed regulation, principally for the protection of policyholders rather than for the benefit of investors, by the insurance departments of the various states in which each insurer is licensed to transact business. Although their scope varies by state, state insurance laws in general grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business. These include the licensing of companies to transact business, claims handling practice, reinsurance requirements, varying degrees of control over premium rates, the forms and policies offered to customers, financial statements, periodic financial reporting, permissible investments and adherence to financial standards relating to statutory surplus, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders.

     All states have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and furnish to the regulator financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Generally, all transactions within a holding company system between an insurer and its affiliates must be fair and reasonable and the insurer's statutory policyholders' surplus following any transaction with an affiliate must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Most states also regulate transactions between insurance companies and their parents and/or affiliates. There can be no assurance that state regulatory requirements will not become more stringent in the future and have an adverse effect on the Company.

     Because the Company is an insurance holding company and Triad is an Illinois domiciled insurance company, the Illinois insurance laws regulate, among other things, certain transactions in the Company's Common Stock and certain transactions between Triad and its parent or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire beneficial ownership of more than 10% of any class of outstanding securities of the Company or its subsidiaries unless such person files a statement and other documents with the Illinois Insurance Director and obtains the Director's prior approval. In addition, material transactions between Triad and its parent or affiliates are subject to certain conditions, including that they be "fair and reasonable". These restrictions generally apply to all persons controlling or under common control with the insurance companies. "Control" is presumed to exist if 10% or more of Triad's voting securities is owned or controlled, directly or indirectly, by a person, although the Illinois Insurance Director may find that "control" in fact does or does not exist where a person owns or controls either a lesser or greater amount of securities. Other states in addition to Illinois may regulate affiliated transactions and the acquisition of control of the Company or its insurance subsidiaries.

     Triad is required by Illinois insurance laws to provide for a contingency reserve in an amount equal to at least 50% of earned premiums. Such reserves must be maintained for a period of 10 years except in circumstances where high levels of losses exceed regulatory thresholds. The contingency reserve, designed to provide a cushion against the effect of adverse economic cycles, has the effect of reducing statutory surplus and restricting dividends and other distributions by Triad. At December 31, 1996, Triad had statutory policyholders' surplus of $57.1 million and statutory contingency reserve of $35.1 million.

     The insurance laws of Illinois provide that Triad may pay dividends only out of statutory earned surplus and further establish standards limiting the maximum amount of dividends which may be paid without prior approval by the Illinois Insurance Director. Under such standards, Triad may pay dividends during any 12-month period equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's net income. In addition, insurance regulatory authorities have broad discretion to limit the payment of dividends by insurance companies. As a mortgage guaranty insurer, Triad is required by Illinois insurance laws to provide a contingency reserve. The contingency reserve has the effect of reducing statutory surplus and restricting dividends and other distributions by Triad. As a result of the deficit in statutory earned surplus resulting from the contingency reserve requirements applicable to Triad under the insurance laws of Illinois, Triad may not presently pay cash dividends to the Company.

     Although not subject to a rating law in Illinois, premium rates for mortgage insurance are subject to regulation in most states to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer's loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered.

     Triad is subject to examination of its affairs by the insurance departments of each of the states in which it is licensed to transact business. The Illinois Insurance Director periodically conducts a financial examination of insurance companies domiciled in Illinois. The most recent examination of Triad was issued by the Illinois Insurance Department on September 6, 1995 and covered the period January 1, 1991 through December 31, 1994. No material recommendations were made as a result of this examination.

     TGAC was organized under the insurance laws of the state of Illinois in December, 1994 and as an Illinois domiciled insurer, is subject to all Illinois insurance regulatory requirements applicable to Triad described above. To date the Illinois Insurance Director has not conducted or scheduled an examination of TGAC.

     A number of states generally limit the amount of insurance risk which may be written by a private mortgage insurer to twenty-five times the insurer's total policyholders' reserves. Freddie Mac and Fannie Mae also limit a private mortgage insurer's risk in force to twenty-five times the insurer's total policyholders' surplus. This restriction is commonly known as the "risk-to-capital" requirement.

     Mortgage insurers are generally restricted by state insurance laws and regulations to writing residential mortgage guaranty insurance business only. This restriction generally prohibits Triad from using its capital resources in support of other types of insurance and restricts its noninsurance business. However, noninsurance businesses of the Company would not generally be subject to regulation under state insurance laws.

     Regulation of reinsurance varies by state. Except for Illinois, Wisconsin, New York, Ohio and California, most states have no special restrictions on reinsurance that would apply to private mortgage insurers other than standard reinsurance requirements applicable to property and casualty insurance companies. Certain restrictions, including reinsurance trust fund or letter of credit requirements, apply under Illinois law to domestic companies and under the laws of several other states to any licensed company ceding business to unlicensed reinsurers. If a reinsurer is not admitted or approved, the company doing business with the reinsurer cannot take credit in its statutory financial statements for the risk ceded to such reinsurer absent compliance with the reinsurance security requirements. In addition, some states have limited private mortgage insurers to a maximum policy coverage limit of 25% of the insured's claim amount and require coverages in excess of 25% to be reinsured through another licensed mortgage insurer.

     The National Association of Insurance Commissioners ("NAIC") adopted a risk-based capital ("RBC") formula designed to help regulators identify property/casualty insurers in need of additional capital. The RBC formula establishes minimum capital needs based upon risks applicable to individual insurers, including asset risks, off balance sheet risks (such as guarantees for affiliates and contingent liabilities), and credit risks (such as reinsurance ceded and receivables). The NAIC and the Illinois Department of Insurance currently do not require mortgage guaranty insurers to file RBC analysis in their annual statements.

         As the dominant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage guaranty insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for such insurers to be eligible to insure loans sold to such agencies. Freddie Mac's current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices and financial requirements which generally mirror state insurance regulatory requirements. These requirements are subject to change from time to time. Fannie Mae also has eligibility requirements, although such requirements are not published. Triad is an approved mortgage insurer for both Freddie Mac and Fannie Mae and meets all eligibility requirements.

     Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase mortgages or mortgage-backed securities unless the private mortgage insurance on the mortgages has been issued by an insurer with a claims-paying ability rating of at least "AA-" from S&P, Fitch, or Duff & Phelps or a financial strength rating of at least "Aa3" from Moody's. Fannie Mae and Freddie Mac require mortgage guaranty insurers to maintain two ratings of "AA-" or better. Triad has a claims-paying ability rating of "AA" from S&P, Fitch, and Duff & Phelps. These ratings meet the eligibility requirements of Fannie Mae and Freddie Mac. S&P, Fitch and Duff & Phelps include TGAC operations and financial position with those of Triad in rating Triad's claims-paying ability.

INDIRECT REGULATION

     The Company, Triad and TGAC are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers such as the FHA as well as lenders. Private mortgage insurers, including Triad, are highly dependent upon federal housing legislation and other laws and regulations which affect the demand for private mortgage insurance and the housing market generally. For example, housing legislation enacted in 1992 permits up to 100% of borrower closing cost to be financed by loans insured by FHA, a significant increase from the previous 57% limit. Also, in April 1994, the Department of Housing and urban Development ("HUD") reduced the initial premium (payable at loan origination) for FHA insurance from 3.0% to 2.25%. Effective January 1, 1997, the maximum individual loan amount that the FHA could insure was increased from $155,250 to $160,950. The maximum individual loan amount the VA can insure presently is $203,150. Legislation that increases the number of persons eligible for FHA or VA mortgages could have an adverse effect on the Company's ability to compete with the FHA or VA.

     In 1995, Fannie Mae and Freddie Mac each introduced their own automated underwriting system to be used by mortgage originators selling mortgages to them. These systems, which are provided as a service to the Company's contract underwriting customers, streamline the mortgage process and reduce costs. As a result of the increased acceptance of these products in 1996 and for other reasons, the process by which mortgage originators sell loans to Fannie Mae and Freddie Mac is becoming increasingly automated, a trend which is expected to continue. As a result, Fannie Mae and Freddie Mac could develop the capability to become the decision maker regarding selection of a private mortgage insurer for loans sold to them, a decision traditionally made by the mortgage originator. The Company, however, is not aware of any plans to do so. The concentration of purchasing power that would be attained if such development in fact occurred could adversely affect, from the Company's perspective, the terms on which mortgage insurance is written on loans sold to Fannie Mae and Freddie Mac.

     Additionally, proposals have been advanced which would allow Fannie Mae and Freddie Mac additional flexibility in determining the amount and nature of alternative recourse arrangements of other credit enhancements which they could utilize as substitutes for private mortgage insurance. The Company cannot predict if or when any of the foregoing legislation or proposals will be adopted, but if adopted and depending upon the nature and extent of revisions made, demand for private mortgage insurance may be adversely affected. There can be no assurance that other federal laws affecting such institutions and entities will not change, or that new legislation or regulation will not be adopted.

     Legislation currently is being considered in the Senate and House banking committees regarding the cancellation of private mortgage insurance. Such legislation would require mortgage servicers to inform consumers of their right to cancel their private mortgage insurance once the home owner has achieved 20 percent equity in their home. Among other options being proposed regarding the cancellation of mortgage insurance are automatic cancellation of private mortgage insurance once the prescribed equity level of 20% has been achieved and automatic cancellation of private mortgage insurance half-way through the term of the loan. The Company does not expect to lose a significant amount of its insurance in force if such proposals are adopted. The Company cannot predict, however, the financial burden associated with borrower notification or automatic termination if any of the related costs are delegated to mortgage insurers.

EMPLOYEES

     As of December 31, 1996, the Company employed 105 persons. Employees are not covered by any collective bargaining agreement. The Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Name                             Position                                Age
----                             --------                                ---
William T. Ratliff, III          Chairman of the Board of                43
                                 the Company and Triad

Darryl W. Thompson               President, Chief Executive              56
                                 Officer and Director of the
                                 Company and Triad

David W. Whitehurst              Executive Vice President,               47
                                 Chief Financial Officer,
                                 Treasurer and Director of the
                                 Company; Vice President
                                 and Director of Triad

John H. Williams                 Executive Vice President and            49
                                 Director of Triad

Ron D. Kessinger                 Executive Vice President and            42
                                 Director of Triad

Earl F. Wall                     Vice President, Secretary and           39
                                 General Counsel of the
                                 Company and Triad

Henry B. Freeman                 Vice President and Director             47
                                 of Triad

Michael R. Oswalt                Vice President and Controller,         35
                                 and Principal Accounting Officer
                                 of the Company and Triad

     WILLIAM T. RATLIFF, III has been the Chairman of the Board of the Company since 1993. Mr. Ratliff has also been Chairman of the Board of Triad since 1989, President of CIC since 1990 and was President and General Partner of CML from 1987 to 1995. Mr. Ratliff has been Chairman of New South Federal Savings Bank ("New South") since 1986 and President and Director of New South Bancshares, Inc., New South's parent company, since 1995. From March 1994 until December 1996, Mr. Ratliff served as President of Southwide Life Insurance Corp., of which he had been Executive Vice President since 1993. Mr. Ratliff joined CML in 1981 after completing his doctoral degree with a study of planning processes in an insurance company. Previously, he trained and worked as an educator, counselor and organizational consultant.

     DARRYL W. THOMPSON has been the President, Chief Executive Officer and a Director of the Company since 1993. Mr. Thompson has also been President, Chief Executive Officer and a Director of Triad since its inception in 1987. From 1986 to 1989, Mr. Thompson also served as President and Chief Executive Officer of Triad Life Insurance Company, which sold mortgage insurance products. From 1976 to 1985, Mr. Thompson served as Senior Vice President/Southeast Division Manager of MGIC. Mr. Thompson joined MGIC in 1972.

     DAVID W. WHITEHURST has been Executive Vice President, Chief Financial Officer, Treasurer and a Director of the Company since 1993, and served as Secretary of the Company from 1993 until 1996. Mr. Whitehurst has also been a Vice President and Director of Triad since 1989, Executive Vice President of CIC since 1995 (Vice President from 1990 to 1995), was Chief Financial Officer of CIC from 1990 through 1995, was Executive Vice President of Southwide Life Insurance Corp. from 1992 until 1996 and has been a director of New South since 1989. Since January 1997, Mr. Whitehurst has been the President, Treasurer and a Director of Southland National Insurance Corp. and its subsidiaries. Mr. Whitehurst joined CML in 1989 and served as Vice President of CML and its affiliates until 1992, when he began devoting all of his time to CIC and its affiliates. Mr. Whitehurst is a certified public accountant.

     JOHN H. WILLIAMS has been Executive Vice President and a Director of Triad since its inception in 1987. From 1986 to 1987, Mr. Williams was employed by Triad Life Insurance Company to develop and organize Triad. From 1978 to 1985, Mr. Williams was employed by MGIC, most recently serving as Vice President of Secondary Market Trading.

     RON D. KESSINGER has been Executive Vice President of Insurance Operations of Triad since June 1996 and was Vice President of Claims and Administration of Triad from January 1991 to June 1996. From 1985 to 1991, Mr. Kessinger was employed by Integon Mortgage Guaranty Insurance Corporation, most recently serving as Vice President of Operations. Prior to joining Integon Mortgage Guaranty Insurance Corporation, Mr. Kessinger was employed by the parent company of Integon Mortgage Guaranty Insurance Corporation.

     EARL F. WALL has been Vice President and General Counsel of Triad since January 1996 and Secretary since June 1996. Mr. Wall has been Vice President, Secretary and General Counsel of the Company since September 1996. From 1982 to 1995, Mr. Wall was employed by Integon in a number of capacities including Vice President, Associate General Counsel and Director of Integon Life Insurance Corporation and Georgia International Life Insurance Corporation, Vice President and General Counsel of Integon Mortgage Guaranty Insurance Corporation, and Vice President, General Counsel and Director of Marketing One, Inc.

     HENRY B. FREEMAN has been Vice President of Risk Management of Triad since its inception in 1987. From 1981 to 1987, Mr. Freeman was employed by Home Guaranty Insurance Corporation, where he performed underwriting and claims management services.

     MICHAEL R. OSWALT has been Vice President and Controller of the Company since March 1994, Vice President of Triad since December 1994, and Controller of Triad since June 1996. Mr. Oswalt previously served as Vice President and Controller of CIC and Southwide Life Insurance Corp. from February 1994 until June 1996. From January 1993 to February 1994, Mr. Oswalt was employed by Complete Health Services, Inc. where he performed internal audit services. From 1991 to 1993, Mr. Oswalt was employed by Arthur Andersen & Co. Prior to joining Arthur Andersen & Co., Mr. Oswalt was employed by Deloitte & Touche from 1988 to 1991. Mr. Oswalt is a certified public accountant.

     Officers of the Company serve at the discretion of the Board of Directors of the Company.


ITEM 2.  PROPERTIES.

     The Company leases office space in its Winston-Salem headquarters and its six underwriting offices located throughout the country comprising approximately 27,578 square feet under leases expiring between 1997 and 1999 and which require annual lease payments of $435,295 in 1997. With respect to all facilities, the Company has, or believes it will be able to obtain, lease renewals on satisfactory terms. The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

     The Company maintains mid-range and micro-computer systems from its corporate data center located in its headquarters building to support its data processing requirements for accounting, claims, marketing, risk management and underwriting. The Company has in place back-up procedures in the event of emergency situations.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company and its subsidiaries, in common with other private mortgage insurers, are subject to litigation in the normal course of their businesses. There is no litigation currently pending against the Company or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock MarketSM under the symbol "TGIC". At December 31, 1996, 6,645,361 shares were issued and outstanding. The following table sets forth the highest and lowest closing prices of the Company's Common Stock, $0.01 par value, as reported by Nasdaq during the periods indicated (closing prices prior to June 28,1996 have been restated to reflect a three-for-two stock split on that date).


                                   1996                     1995
                                   ----                     ----
                             High         Low          High       Low
    First Quarter.........  21 1/3       17 2/3       11          8 1/2
    Second Quarter........  24 1/2       20           14          10 1/2
    Third Quarter.........  29 1/2       23 1/4       17 1/2      13 2/3
    Fourth Quarter........  33 1/2       27 1/4       18 1/3      16 3/4


     As of March 4, 1997 the number of stockholders of record of Company Common Stock was approximately 163. In addition, there were an estimated 2,100 beneficial owners of shares held by brokers and fiduciaries.

     In order to maintain a risk-to-capital ratio preferred by rating agencies and due to regulatory dividend restrictions applicable to Triad, the Company has no present intention to pay dividends.

ITEM 6, SELECTED FINANCIAL DATA

                                                                      Year Ended December 31
                                                    --------------------------------------------------------
                                                       1996        1995        1994        1993        1992
                                                       ----        ----        ----        ----        ----
                                                         (Dollars in thousands, except per share amounts)
Income Statement Data (for period ended):
Premiums written:
  Direct ........................................   $ 26,152    $ 18,890    $ 16,172    $ 13,522    $  9,198
  Assumed .......................................         26          34          38         222         215
  Ceded .........................................     (2,217)     (3,924)     (4,034)     (3,926)     (2,599)
                                                   ---------   ---------   ---------   ---------   ---------
                                                    $ 23,961    $ 15,000    $ 12,176    $  9,818    $  6,814
                                                   =========   =========   =========   =========   =========
Earned premiums .................................   $ 24,727    $ 15,478    $ 10,999    $  7,911    $  5,058
Net investment income ...........................      5,447       4,836       4,181       1,897       1,205
Realized investments gains (losses) .............       (162)        173        (163)        (16)          5
Other income ....................................          0           1           5          14          53
                                                   ---------   ---------   ---------   ---------   ---------
  Total revenues ................................     30,012      20,488      15,022       9,806       6,321

Net losses and loss adjustment expenses .........      3,279       2,217       1,262       1,284         847
Amortization of deferred policy acquisition cost.      3,235       2,289       1,726       1,533         852
Other operating expenses (net of acquisition cost
 deferred).......................................      7,259       4,753       3,658       2,371       2,083
                                                   ---------   ---------   ---------   ---------   ---------
Income before income taxes ......................     16,239      11,229       8,376       4,618       2,539
Income Taxes ....................................      5,042       3,470       2,594       1,251         816
                                                   ---------   ---------   ---------   ---------   ---------
Net income ......................................   $ 11,197    $  7,759    $  5,782    $  3,367    $  1,723
                                                   =========   =========   =========   =========   =========
  Primary earnings per share (1).................   $   1.69    $   1.17    $   0.87    $   1.02    $   0.66
  Fully diluted earnings per share (1)...........   $   1.63    $   1.15    $   0.87    $   1.02    $   0.66
                                                   =========   =========   =========   =========   =========
Weighted average common and common share
equivalents outstanding (1)
  Primary .......................................   6,638,927   6,628,409   6,651,482   3,293,349   2,625,000
  Fully diluted .................................   6,888,925   6,753,722   6,653,595   3,293,349   2,625,000

Balance Sheet Data ( at year end):
  Total assets ..................................   $ 112,403   $  99,017   $  86,664   $  78,634   $  30,754
  Total invested assets .........................   $  98,027   $  85,978   $  75,364   $  70,800   $  25,538
  Losses and loss adjustment expenses ...........   $   6,305   $   4,589   $   3,164   $   2,255   $   1,239
  Unearned premiums .............................   $   8,216   $   9,086   $   9,893   $   8,774   $   6,067
  Stockholders' equity ..........................   $  91,680   $  80,441   $  70,108   $  64,726   $  21,410
Statutory Ratios (2):
  Loss ratio ....................................       16.0%       14.3%       11.5%       16.2%       16.8%
  Expense ratio .................................       49.6%       59.1%       61.8%       49.1%       55.2%
                                                    ---------   ---------   ---------   ---------   ---------
  Combined ratio ................................       65.6%       73.4%       73.3%       65.3%       72.0%
                                                    =========   =========   =========   =========   =========
GAAP Ratios:
  Loss ratio ....................................       13.3%       14.3%       11.5%       16.2%       16.8%
  Expense ratio .................................       43.8%       46.9%       44.2%       39.8%       43.1%
                                                    ---------   ---------   ---------   ---------   ---------
  Combined ratio ................................       57.1%       61.2%       55.7%       56.0%       59.9%
                                                    =========   =========   =========   =========   =========

Other Statutory Data (dollars in millions) (2):
Direct insurance in force .......................   $ 6,556.3   $ 5,080.3   $ 4,111.4   $ 2,967.8   $ 1,966.6
Direct risk in force (gross) ....................   $ 1,515.4   $ 1,090.6   $   814.1   $   569.8   $   378.5
Risk-to-capital .................................      15.8:1      11.1:1       8.9:1       6.5:1      14.0:1

(1)Periods prior to June 28, 1996 have been restated to reflect a three-for-two stock split on that date.
(2)Based on statutory accounting practices and derived from consolidated statutory financial statements of Triad

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION.


RESULTS OF OPERATIONS

1996 COMPARED TO 1995

     Net income for 1996 increased 44.3% to $11.2 million compared to $7.8 million in 1995. This improvement is attributable to a 59.8% increase in earned premiums, a 12.6% increase in net investment income, an improved expense ratio and a continuing low loss ratio.

     Net income per share on a fully diluted basis increased 41.5% to $1.63 for 1996 compared to $1.15 per share in 1995. Operating earnings per share on a fully diluted basis were $1.64 for 1996 compared to $1.13 per share in 1995. Operating earnings exclude realized investment losses of approximately $162,000 in 1996 and realized investment gains of approximately $173,000 in 1995.

     New insurance written was $2.2 billion in 1996 compared to $1.6 billion in 1995, an increase of 36.4%. New insurance written was $557 million in the fourth quarter of 1996 compared to $479 million in the same period of 1995. The increase in new insurance written in 1996 is the result of the continued penetration of Triad's products in the marketplace coupled with a favorable interest rate environment for much of 1996, which caused both refinance and home buying activities to remain strong for the year. Refinance activity accounted for 16.9% of new insurance written in 1996 compared to 9.3% for 1995.

     According to industry data, Triad's share of total new mortgage insurance written increased to 1.7% (1.9% in the fourth quarter) for 1996 compared to 1.5% for all of 1995. This increase is primarily the result of the Company's geographic expansion into new territories and the success of a marketing focus on larger, national mortgage lenders.

     Total direct premiums written were $26.2 million for 1996, an increase of 38.4% compared to $18.9 million in 1995. Contributing to this growth were the strong mortgage market, the Company's continued expansion into new territories, the secondary mortgage market requirements for deeper coverages and increased renewal premium due to the growth of our monthly premium product. Offsetting the growth somewhat was the decrease in Triad's persistency rate, reflecting the 1996 increase in refinancing activity. Persistency, or the percentage of insurance remaining in force from one year prior, was 85.3% in 1996 compared to 86.4% in 1995.

     Sales under the Company's monthly premium plan represented approximately 93.0% of new insurance written in 1996 compared to 82.6% in 1995. The monthly product spreads the collection of premiums over 12 equal monthly payments, rather than one payment received in advance as on annual premium plans. However, renewal premiums on monthly premium plans are greater than the renewal premiums

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


on a comparable annual premium plan. While in the short term monthly premium plans decrease the level of written premium, management expects the ultimate level of written premium on monthly premium plans to exceed the level of written premium produced by comparable annual premium plans as long as persistency remains strong. In 1996, Triad introduced a variation of the monthly premium plan in which the borrower does not pay any mortgage insurance premium at the time of the mortgage loan closing. This deferred monthly premium product decreases the amount of cash required from the borrower at closing, therefore, making home ownership more affordable. Management believes that the percentage of new insurance written under monthly premium plans will remain at or slightly above the current level.

     Net premiums written increased by 59.7% to $24.0 million for 1996 compared to $15.0 million for 1995. Earned premiums increased 59.8% to $24.7 million in 1996. This increase in written and earned premium is attributable to the increase in new insurance written, continued strong persistency and a change in the Company's reinsurance program for 1996.

     Effective January 1, 1996, the Company eliminated its quota share reinsurance on new business, recaptured substantial portions of its quota share coverage on renewal business and secured excess of loss reinsurance to protect against catastrophic losses. These changes reduced the Company's quota share cede rate to 5.3% of direct premium written in 1996 compared to 20.8% in 1995. Premiums ceded under the Company's quota share reinsurance agreements for 1996 totaled $1.4 million compared to $3.9 million in 1995. Had the Company retained its quota share reinsurance in 1996 and maintained a cede rate comparable to 1995, the Company's net written premium would have increased approximately 38.0% rather than the 59.7% noted above.

     Total direct insurance in force reached $6.6 billion at December 31, 1996 compared to $5.1 billion the previous year, an increase of 29.1%.

     In keeping with the Company's established risk strategy, the Company has not aggressively solicited mortgage insurance under lender guidelines which allow relaxed credit standards, reduced borrower-paid down payment (e.g. 97% LTV loans) and expanded underwriting ratios. These products, especially popular with borrowers with weak credit histories, have generally resulted in undesirable loss ratios. Management believes that successful long term home ownership is not necessarily being promoted by many of these programs. The Company does not routinely delegate the underwriting of its 97% LTV product.

     The Company's delegated underwriting program accounted for 38.0% (37.4% in the fourth quarter) of commitments received in 1996 compared to 25.1% (33.7% in the fourth quarter) in 1995. This program has allowed the Company to serve a greater number of the larger, well established mortgage originators. Mortgage originators who participate in the Company's delegated program are allowed to issue a certificate of insurance on the loans they underwrite but must follow

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED

strict criteria regarding property type and minimum credit standards. The Company also performs extensive post-issuance quality control reviews of certificates issued through each approved mortgage originator under the program.

     In the fourth quarter of 1996, Triad introduced a new product in which a certificate of insurance is issued based on a borrower's credit score. Under this new product, if a borrower has a predetermined minimum credit score, Triad will issue a certificate of insurance without the usual underwriting process. Management expects the percentage of commitments processed through the Company's delegated underwriting program to decrease slightly in 1997 as a result of this new product.

     Net investment income for 1996 was $5.4 million, a 12.6% increase over $4.8 million in 1995. This increase resulted from the growth in average invested assets of $10.3 million to $89.6 million at December 31, 1996. The yield on average invested assets was 6.1% for both 1996 and 1995. The portfolio's tax-equivalent yield was 7.7% in 1996 and 7.5% in 1995. This yield reflects the Company's investment strategy to emphasize tax-preferred securities which yield lower pre-tax rates than similar fully-taxable securities. Approximately 53% or $46 million of the Company's fixed maturity portfolio at December 31, 1996 was comprised of state and municipal tax-preferred securities.

     In 1996, the Company reported realized investment losses of $162,000, resulting primarily from closing transactions in connection with the Company's program of selling short-term covered calls. This compares to $173,000 of investment gains in 1995 realized primarily from the sale of equity securities.

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 13.3% for 1996 compared to 14.3% for 1995. The loss ratio was 14.3% for the 1996 fourth quarter compared to 18.3% for the same period of 1995. The favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that 71% of the insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claims frequencies on future earnings.

     During periods of significant refinancing activity, it is possible that policies on stronger loans may lapse and that weaker loans may remain in force,

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


thus potentially increasing the loss ratio on older business. Substantial increases in production of new business during these periods can offset the increased loss ratio on the older business.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 47.9% in 1996 to $3.3 million compared to $2.2 million in 1995, reflecting the increase in the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its higher claim frequency years. A decrease in reinsurance recoveries, attributable to the Company's restructuring of its reinsurance program for 1996, also contributed to the increase in net losses and loss adjustment expenses.

     Amortization of deferred policy acquisition costs increased by 41.3% to $3.2 million in 1996 compared to $2.3 million for 1995. The increase in amortization reflects a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force.

     Other operating expenses increased to $7.3 million for 1996 compared to $4.8 million for 1995. This increase in expenses is primarily attributable to personnel, facilities and equipment costs required to support Triad's geographic expansion and increased production coupled with a reduction in ceding commissions earned following changes in the Company's reinsurance program.
Ceding commissions paid to the Company are reported as a reduction in other operating expenses and decreased to $572,000 in 1996 compared to $1.5 million in 1995.

     The Company's expense ratio (ratio of underwriting expenses to net premiums written) for 1996 was 43.8% compared to 46.9% for 1995. Contributing to this improvement was the higher level of written premiums for 1996 offset somewhat by the increase in expenses.

     The effective tax rate for all of 1996 was 31.0% compared to 30.9% for 1995. In 1996, the Company began a phase-in of the 35% Federal statutory income tax rate applicable to companies with annual taxable income above $10 million. Management expects the Company's effective tax rate to remain about the same or increase slightly as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.


1995 COMPARED TO 1994

     Net income for 1995 increased 34.2% to $7.8 million compared to $5.8 million in 1994. This improvement was attributable to a 40.7% increase in earned premiums, a 15.7% increase in net investment income, a continuing low loss ratio and $173,000 in realized investment gains, offset by a slightly higher expense ratio in 1995.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


     Net income per share on a fully diluted basis was $1.15 for 1995, compared to $0.87 per share in 1994. The Company's operating earnings per share on a fully diluted basis were $1.13 for 1995 and $0.89 for 1994. Operating earnings per share exclude realized investment gains of approximately $173,000 in 1995 and realized investment losses of $163,000 in 1994.

     New insurance written was $1.6 million for both 1995 and 1994. New insurance written in 1995 was driven by new home sales as refinance activity declined. Refinance activity accounted for 9.3% of new insurance written in 1995 compared to 14.6% in 1994.

     Total direct premiums written were $18.9 million for 1995, an increase of 16.8% over 1994. Contributing to this growth were the strong mortgage market, the Company's expansion into new territories, the movement by consumers to higher premium products in early 1995, the secondary mortgage market requirements for deeper coverages and Triad's continued high persistency rate. Persistency improved to 86.4% in 1995 compared to 85.8% in 1994. Improved persistency combined with higher production in recent years contributed to the increase in renewal premiums in 1995.

     The rising interest rates experienced in the first half of 1995 resulted in increased sales of higher premium products, such as coverages for adjustable rate mortgages, higher loan-to-value mortgages and longer term mortgages. The result was a greater level of written premium for the amount of new insurance written, partially offset by the effects of increasing production of monthly premium plans. Sales under the Company's monthly premium plan represented 82.6% of new insurance written in 1995 compared to 34.8% in 1994.

     Premiums ceded under the Company's quota share reinsurance agreements for 1995 totaled $3.9 million, representing a slight decrease from $4.0 million in 1994. The ratio of premiums ceded to total direct written premiums decreased to 20.8% in 1995 compared to 24.9% in 1994. The Company ceded only 9.9% of new insurance written in 1995 compared to 20.9% of 1994 new insurance written.

     Net premiums written increased by 23.2% to $15.0 million for 1995 compared to $12.2 million for 1994. Continued improvement in persistency, the Company's continued geographic expansion and a reduction in the reinsurance cede rate all contributed to this growth, which was offset somewhat by the increase in production of the Company's monthly premium plan. Earned premiums increased 40.7% to $15.5 million in 1995. Total direct insurance in force reached $5.1 billion at December 31, 1995 compared to $4.1 billion the previous year, an increase of 23.6%.

     Net investment income for 1995 was $4.8 million, a 15.7% increase over $4.2 million in 1994. This increase resulted from average invested assets increasing by $6.1 million to $79.3 million at December 31, 1995. The yield on average invested assets increased to 6.1% for 1995 compared to 5.7% for 1994 reflecting the Company's investments in higher yielding intermediate term investments.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED



     In 1995, the Company reported realized investment gains of $173,000 primarily from the sale of equity securities. This compares to $163,000 of realized investment losses in 1994 resulting primarily from the sale of approximately $7 million in lower yielding short-term U.S. Treasury securities.

     The Company's loss ratio was 14.3% for 1995 compared to 11.5% for 1994. While the Company experienced an increase in its loss ratio, paid losses continue to remain low at 6.3% and 5.5% for the years ending December 31, 1995 and 1994, respectively. The favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that 82% of the insurance in force was originated in 1993, 1994 and 1995.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 75.7% in 1995 to $2.2 million compared to $1.3 million in 1994. This increase in 1995 reflects the increase in the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its higher claim frequency years.

     Amortization of deferred policy acquisition costs increased by 32.6% to $2.3 million in 1995 compared to $1.7 million for 1994. The increase in amortization reflects a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force.

     Other operating expenses, before deducting ceding commissions of approximately $1.5 million for both 1995 and 1994, increased to $6.3 million for 1995 compared to $5.1 million for 1994. This increase in expenses was primarily attributable to costs incurred in expanding into new territories, an increase in the number of sales and support personnel, and growth in renewal commissions not deferred.

     The expense ratio for 1995 was 46.9% compared to 44.2% for 1994. Factors contributing to this increase include the growth in costs associated with the Company's expansion into new territories, an increase in personnel and the effects of the monthly premium product in 1995.

     The effective tax rate for 1995 was 30.9% compared to 31.0% in 1994. This decrease reflected an increasing investment in tax-preferred securities.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating funds are applied primarily to the payment of claims and expenses.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


     The Company generated positive cash flow from operating activities for 1996 and 1995 of $12.5 and $6.5 million, respectively. The significant increase in the Company's operating cash flow is attributable to growth in insurance written and the restructuring of its reinsurance agreements effective January 1, 1996.

     The Company's business does not routinely require significant capital expenditures. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short term investments and other investment portfolio securities.

     The parent company's cash flow is dependent on cash dividends and revenues from management fees from Triad. The insurance laws of the State of Illinois impose certain restrictions on dividends from Triad. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department. Because of Triad's rapid growth in written premiums and the requirement to add amounts to the statutory contingency reserve equal to at least 50% of earned premiums (which reduces statutory earned surplus), Triad reported a deficit in statutory earned surplus of $1.3 and $2.5 million at December 31, 1996 and 1995, respectively. Accordingly, Triad may not presently pay cash dividends to the parent company. The Illinois Insurance Department permits expenses of the parent company to be charged to Triad in the form of management fees.

     Consolidated invested assets were $98.0 million at December 31, 1996, including a total of $94.7 million in fixed maturity securities and equity securities classified as available-for-sale. Net unrealized investment gains totaled $2.4 million at December 31, 1996, $1.2 million on both fixed maturity securities and equity securities.

     Approximately 18.6% or $16.2 million of the Company's fixed maturity portfolio at December 31, 1996 was composed of mortgage-backed securities, substantially all of which are guaranteed by U.S. Government Agencies. Certain mortgage-backed securities are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which must be reinvested at then current rates.

     Included in the Company's fixed maturity portfolio of mortgage backed securities at December 31, 1996 was $5.4 million invested in planned amortization class ("PAC") collateralized mortgage obligations ("CMOs"). PACs are tranches of CMOs specifically designed to amortize in a more predictable manner and to protect against prepayments as interest rates decline. In periods

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


of declining interest rates, prepayments are first applied to the non-PAC tranches of the CMO, creating improved call protection for the PAC tranche. Only after all non-PAC tranches have been paid off are prepayments applied to the PAC tranche. In periods of increasing interest rates, prepayments are first applied to the PAC tranche, thus reducing extension risk for PACs. As a result, PACs have a more stable cash flow than most other mortgage securities because they have better call protection and less extension risk. All principal balances invested in CMOs by the Company are U.S. Government agency sponsored or guaranteed.

     The Company's loss reserves increased to $6.3 million at December 31, 1996 compared to $4.6 million at December 31, 1995. This growth is the result of increases in new insurance written and the maturing of the Company's risk in force. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's reserves per delinquent loan were $23,000 at December 31, 1996 compared to $22,000 at December 31, 1995. The Company's delinquency ratio, the ratio of delinquent insured loans to total insured loans, was 0.44% at December 31, 1996 compared to 0.41% at December 31, 1995.

     The Company's unearned premium reserve of $8.2 million at December 31, 1996 decreased from $9.1 million at December 31, 1995. This decline is attributable to the increased production of the monthly premium product which produces little unearned premium compared to annual and single premium products. Also, the Company experienced a higher level of refinance activity in 1996 whereby older annual premium policies were replaced by monthly premium policies resulting in a decline in the unearned premium reserve.

     Total stockholders' equity increased to $91.7 million at December 31, 1996 from $80.4 million at December 31, 1995. This increase resulted from net income of $11.2 million and from additional paid-in capital of $205,000 resulting from the exercise of employee stock options. The increase was partially offset by a decrease in net unrealized gains on invested assets classified as available-for-sale of $163,000 (net of income tax).

     Triad's total statutory policyholders' surplus increased to $57.1 million at December 31, 1996 from $56.0 million at December 31, 1995, an increase of $1.1 million. This increase is primarily derived from statutory net income of $13.4 million and unrealized gains on invested assets of $1.0 million, offset by an increase in the contingency reserve of $12.8 million. Triad's deficit in statutory earned surplus was $1.3 million at December 31, 1996, compared to a deficit of $2.5 million at December 31, 1995, reflecting a growth in statutory net income greater than the increase in the contingency reserve. The balance in the contingency reserve was $35.1 million at December 31, 1996 compared to $22.3 million at December 31, 1995.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


     The Company currently has no plans for significant capital expenditures. However, Triad continues to upgrade and enhance its computer systems and technological capabilities.

     As part of the Company's efforts to increase its focus on larger national lenders, Triad is currently developing a mortgage insurance program that would enable the Company to better meet the needs and requirements of the larger national lenders. The program, which will be marketed beginning in the first quarter of 1997, increases the lender's share of the risk of loss on an insured book of business and provides for a fee to the lender for this increased risk. While the impact of this product to Triad cannot be predicted with certainty, management believes that successful marketing and acceptance of this product by national lenders could provide significant growth opportunities for Triad in 1997. Loans insured under this program must meet Triad's underwriting and credit standards.

     The Company's ability to write insurance depends on the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair the Company's ability to write additional insurance. Freddie Mac and Fannie Mae require the Company to maintain a risk-to-capital ratio of no more than 25-to-1. A number of states also generally limit the Company's risk-to-capital ratio to 25-to-1. As of December 31, 1996 Triad's risk-to-capital ratio was 15.8-to-1, and as of December 31, 1995 was 11.1-to-1, as compared to 20.3-to-1 for the industry as a whole at December 31, 1995, the latest industry data available. The 1996 increase is due to increased production and the elimination of substantial portions of the Company's quota share reinsurance as of January 1, 1996. Management believes its risk-to-capital ratio can increase up to the current industry level without an adverse effect on its claims-paying ability ratings.

     In January 1997, Standard & Poor's Corporation ("S&P") raised Triad's claims-paying ability rating to "AA" from "AA-".


NEW ACCOUNTING STANDARDS

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock-based compensation issued to employees. The statement encourages but does not require the recognition of compensation expense for stock-based awards based on the award's fair value. The Company has chosen to continue to account for stock-based awards in accordance with APB Opinion No. 25.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward looking statements relating to future plans, expectations and performance which involve various risks and uncertainties, including but not limited to the following: interest rates may increase from their current levels; housing transactions and mortgage issuance may decrease for many reasons including changes in interest rates or economic conditions; the Company's market share may change as a result of changes in underwriting criteria or competitive products or rates; the amount of new insurance written could be affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae; the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions. Economic downturns in regions where Triad's risk is more concentrated could have a particular adverse affect on Triad's financial condition and loss development. Accordingly, actual results may differ from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements and Supplementary Data are presented in a separate section of this report .


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding directors and nominees for directors of the Company is included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, and is hereby incorporated by reference.

     For information regarding the executive officers of the Company, reference is made to the section entitled "Executive Officers of the Company" in Part I,
Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

     This information is included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, and is hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This information is included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, and is hereby incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This information is included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, and is hereby incorporated by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K.


         (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

         (a)(3) Listing of Exhibits-- The response to this portion of Item 14 is submitted as a separate section of this report.

         (b) Reports on Form 8-K.

                 No reports on form 8-K were filed during the quarter ended December 31, 1996.

         (c) Exhibits-- The response to this portion of Item 14 is submitted as a separate section of this report.

         (d) Financial  Statement  Schedules--  The response to this portion of
             Item 14 is submitted as a separated section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March, 1997.

                                       By /s/ Darryl W. Thompson
                                          -----------------------
                                       Darryl W. Thompson
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 20th day of March, 1997 by the following persons on behalf of the Registrant in the capacities indicated.

                                               SIGNATURE TITLE

/s/ William T. Ratliff, III
---------------------------
William T. Ratliff, III        Chairman of the Board

/s/ Darryl W. Thompson
---------------------------
Darryl W. Thompson             President, Chief Executive Officer and Director

/s/ David W. Whitehurst
---------------------------
David W. Whitehurst            Executive Vice President, Chief Financial
                               Officer, Treasurer and Director

/s/ Michael R. Oswalt
---------------------------
Michael R. Oswalt              Vice President and Controller, Principal
                               Accounting Officer

/s/ Robert T. David
---------------------------
Robert T. David                Director

/s/ Raymond H. Elliott
---------------------------
Raymond H. Elliott             Director

                           ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14(a)(1) and (2), (3), (c) and (d)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                INDEX TO EXHIBITS

                              FINANCIAL STATEMENTS

                          FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1996

                               TRIAD GUARANTY INC.

                          WINSTON-SALEM, NORTH CAROLINA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                              (Item 14(a) 1 and 2)


CONSOLIDATED FINANCIAL STATEMENTS                                       PAGE
---------------------------------                                       ----
Report of Independent Auditors ......................................    56

Consolidated Balance Sheets at December 31, 1996 and 1995............  57 - 58

Consolidated Statements of Income for each of the three
   years in the period ended December 31, 1996.......................    59

Consolidated Statements of Changes in Stockholders'
   Equity for each of the three years in the period
   ended December 31, 1996...........................................    60

Consolidated Statements  of Cash Flows for each
   of the three  years in the  period ended December 31, 1996........    61

Notes to Consolidated Financial Statements...........................  62 - 76


FINANCIAL STATEMENT SCHEDULES
-----------------------------
Schedules  at and for each of the three years in the period  ended  December 31,
1996

   Schedule I - Summary of investments - other than investments
       in related parties............................................    77

   Schedule II - Condensed financial information of Registrant.......  78 - 81

   Schedule IV - Reinsurance.........................................    82


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                                INDEX TO EXHIBITS
                                 (ITEM 14(A) 3)


EXHIBIT
NUMBER     DESCRIPTION OF EXHIBIT
------     ----------------------
   3.1     Certificate of Incorporation of the Registrant (1) (Exhibit 3(a))

   3.2     By-Laws of the Registrant (1) (Exhibit 3(b))

   4.1     Form of Common Stock certificate (1) (Exhibit 4(a))

  10.1     1993 Long-Term Stock Incentive Plan (1)(3) (Exhibit 10(a))

  10.2 Proportional Reinsurance Agreement between Triad Guaranty Insurance Corporation and PMI Mortgage Insurance Co. (1) (Exhibit 10(b))

  10.3 Agreement for Administrative Services among Triad Guaranty Insurance Corporation and Collateral Investment Corp. and Collateral Mortgage, Ltd. (1) (Exhibit 10(c))

  10.4 Investment Advisory Agreement between Triad Guaranty Insurance Corporation and Collateral Mortgage, Ltd. (1) (Exhibit 10(d))

  10.6 Registration Agreement among the Registrant, Collateral Investment Corp. and Collateral Mortgage, Ltd. (2) (Exhibit 10.6)

  10.7     Employment Agreement between the Registrant and Darryl W. Thompson
           (2)(3)(Exhibit 10.7)

  10.8     Employment Agreement between the Registrant and John H. Williams
           (2)(3) (Exhibit 10.8)

  10.10    Employment Agreement between the Registrant and Henry B. Freeman
           (2)(3) (Exhibit 10.10)

  10.11    Employment Agreement between the Registrant and Ron D. Kessinger
           (2)(3) (Exhibit 10.11)

  10.13 Proportional Reinsurance Agreement between Triad Guaranty Insurance Corporation and PMI Mortgage Insurance Co. (4) (Exhibit 10.13)

  10.14 Quota Share Reinsurance Agreement between Triad Guaranty Insurance Corporation and Axa Reassurance SA (4) (Exhibit 10.14)

  10.15 Excess of Loss Reinsurance Agreement between Triad Guaranty Insurance Corporation and Aon Re Inc. (5) (Exhibit 10.15)

* 10.16 Economic Value Added Incentive Bonus Program (Senior Management) (Exhibit 10.16)

* 10.17    Amendment to Employment Agreement between the Registrant and Darryl
           W. Thompson (3) (Exhibit 10.17)

* 10.18 Amendment to Employment Agreement between the Registrant and John H. Williams (3)(Exhibit 10.18)

* 10.19 Amendment to Employment Agreement between the Registrant and Henry B. Freeman (3)(Exhibit 10.19)

* 10.20 Amendment to Employment Agreement between the Registrant and Ron D. Kessinger (3)(Exhibit 10.20)

* 11.1     Statement Re Computation of Net Income per share (Exhibit 11.1)

* 21.1     Subsidiaries of the Registrant (Exhibit 21.1)

* 23.1     Consent of Ernst & Young LLP (Exhibit 23.1)

* 27.1     Financial Data Schedule (Exhibit 27.1)


-----------------

*    Filed Herewith.

(1) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-1 filed October 22, 1993 and amendments thereto.

(2) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1993 Form 10-K.

(3) Denotes management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S-K.

(4) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1994 Form 10-K.

(5) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1995 Form 10-K.

                         Report of Independent Auditors


Board of Directors
Triad Guaranty Inc.


We have audited the accompanying consolidated balance sheets of Triad Guaranty Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Guaranty Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                  Ernst & Young LLP


January 21, 1997

                               Triad Guaranty Inc.

                           Consolidated Balance Sheets



                                                             December 31
                                                          1996          1995
                                                          ----          ----

Assets
Invested assets:
 Securities available-for-sale, at fair value:
   Fixed maturities (amortized cost: 1996-
     $86,069,753; 1995-$73,704,771) ..............   $ 87,229,855   $ 76,093,199
   Equity securities (cost: 1996-$6,267,076;
     1995-$5,392,760).............................      7,494,817      5,659,026
   Short-term investments ........................      3,302,125      4,226,207
                                                     ------------   ------------
                                                       98,026,797     85,978,432

Cash .............................................        360,586        199,241
Accrued investment income ........................      1,126,642        895,657
Deferred policy acquisition costs ................     10,198,397      7,576,684
Property and equipment, at cost less accumulated
   depreciation (1996-$956,538; 1995-$562,485) ...      1,705,389      1,340,052
Prepaid reinsurance premiums .....................        300,200      2,039,240
Reinsurance recoverable ..........................        153,274        271,106
Other assets .....................................        531,238        716,837
                                                     ------------   ------------
Total assets .....................................   $112,402,523   $ 99,017,249
                                                     ============   ============

                                                               December 31
                                                            1996         1995
                                                            ----         ----

Liabilities and stockholders' equity
Liabilities:
Losses and loss adjustment expenses .................. $  6,305,397  $ 4,589,103
  Unearned premiums ..................................    8,216,478    9,086,274
  Amounts payable to reinsurer .......................        1,993       71,437
  Current taxes payable ..............................        1,596       39,931
  Deferred income taxes ..............................    4,276,081    2,708,572
  Unearned ceding commission .........................       80,573      620,115
  Accrued expenses and other liabilities .............    1,840,369    1,460,475
                                                        -----------  -----------
Total liabilities ....................................   20,722,487   18,575,907

Commitments and contingencies (Note 5 and 7)

Stockholders' equity:
  Preferred stock, par value $.01 per share -
    authorized 1,000,000 shares, no shares
    issued and outstanding ...........................      --           --
 Common stock, par value $.01 per share - authorized
   10,000,000 shares, 6,645,361 issued and
   outstanding shares at December 31, 1996 and
   4,418,939 at December 31, 1995 ....................       66,453       44,189
    Additional paid-in capital .......................   59,346,832   59,141,808
 Unrealized gain on available-for-sale securities, net
   of income tax liability of $823,287 at December 31,
   1996 and $889,387 at December 31, 1995 ............    1,568,800    1,732,209
 Retained earnings ...................................   30,697,951   19,523,136
                                                       ------------  -----------
 Total stockholders' equity ..........................   91,680,036   80,441,342
                                                       ------------  -----------
 Total liabilities and stockholders' equity .......... $112,402,523  $99,017,249
                                                       ============  ===========

                            See accompanying notes.

                               Triad Guaranty Inc.

                        Consolidated Statements of Income

                                                                 Year ended December 31
                                                          1996           1995            1994
                                                          ----           ----            ----
Revenue:
    Premiums written:
     Direct ........................................ $ 26,151,650    $ 18,889,933    $ 16,172,354
     Assumed .......................................       26,222          33,891          37,753
     Ceded .........................................   (2,216,417)     (3,923,625)     (4,034,036)
                                                     ------------    ------------    ------------
    Net premiums written ...........................   23,961,455      15,000,199      12,176,071
    Change in unearned premiums ....................      766,286         477,841      (1,177,376)
                                                     ------------    ------------    ------------
Earned premiums ....................................   24,727,741      15,478,040      10,998,695

Net investment income ..............................    5,446,672       4,836,461       4,180,876
Net realized investment (losses) gains .............     (162,385)        172,992        (162,723)
Other income .......................................         --               261           5,111
                                                     ------------    ------------    ------------
                                                       30,012,028      20,487,754      15,021,959
Losses and expenses:
    Losses and loss adjustment expenses ............    3,444,354       2,691,608       1,610,625
    Reinsurance recoveries .........................     (165,224)       (474,822)       (348,602)
                                                     -------------   -------------   ------------
Net losses and loss adjustment expenses ............    3,279,130       2,216,786       1,262,023

Amortization of deferred policy acquisition costs ..    3,234,876       2,289,121       1,725,902
Other operating expenses (net of acquisition
   costs deferred) .................................    7,259,271       4,752,934       3,658,258
                                                     ------------   -------------   -------------
                                                       13,773,277       9,258,841       6,646,183
                                                     ------------   -------------   -------------
Income before income taxes .........................   16,238,751      11,228,913       8,375,776

Income taxes:
   Current .........................................      (37,292)         38,717          15,815
   Deferred ........................................    5,079,077       3,431,304       2,578,098
                                                     -------------   ------------    ------------
                                                        5,041,785       3,470,021       2,593,913
                                                     -------------   ------------    ------------
   Net income ...................................... $ 11,196,966    $  7,758,892    $  5,781,863
                                                     ============    ============    ============


Earnings per common and common equivalent share:
      Primary ...................................... $       1.69    $       1.17    $       0.87
      Fully diluted ................................         1.63            1.15            0.87
                                                     ============    ============    ============
Shares used in computing earnings per common
   and common equivalent share:
      Primary ......................................    6,638,927       6,628,409       6,651,482
      Fully diluted ................................    6,888,925       6,753,722       6,653,595
                                                     ============    ============    ============

                             See accompanying notes

                               Triad Guaranty Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                                                                     Unrealized
                                                                     Gain (Loss)
                                                       Additional   on Available-
                                           Common       Paid-In       for-Sale        Retained        Deferred
                                           Stock        Capital      Securities       Earnings      Compensation      Total
                                           -----        -------      ----------       --------      ------------      -----
Balance at December 31, 1993 ..........  $ 44,355    $ 59,281,834    $    (5,849)   $  5,982,381     $(576,791)   $ 64,725,930
 Net income ...........................      --             --              --         5,781,863          --         5,781,863
  Adjustment to beginning balance for
   change in accounting method net
   of income tax liability of $907 ....      --             --             1,761          --              --             1,761
 Change in unrealized loss ............      --             --          (628,789)         --              --          (628,789)
  Amortization of deferred
   compensation .......................      --             --              --            --           427,252         427,252
 Retirement of common stock ...........      (166)       (199,824)          --            --              --          (199,990)
                                         --------    ------------    -----------    ------------     ---------    ------------
Balance at December 31, 1994 ..........    44,189      59,082,010       (632,877)     11,764,244      (149,539)     70,108,027
 Net income ...........................      --             --             --          7,758,892            --       7,758,892
 Amortization of deferred
   compensation .......................      --             --             --             --           149,539         149,539
 Tax benefit on restricted stock ......      --            59,798          --             --              --            59,798
 Change in unrealized (loss) gain .....      --             --         2,365,086          --              --         2,365,086
                                         --------    ------------    -----------    ------------     ---------    ------------
Balance at December 31, 1995 ..........    44,189      59,141,808      1,732,209      19,523,136          --        80,441,342
 Net income ...........................      --             --             --         11,196,966          --        11,196,966
    Issuance of 11,316 shares of
   common stock under stock
   option plans .......................       113         205,536          --             --              --           205,649
 Three-for-two stock split effected
    in the form of a 50% stock
    dividend ..........................    22,151          --              --            (22,151)         --              --
 Retirement of common stock ...........       --             (512)         --             --              --              (512)
 Change in unrealized gain ............       --           --           (163,409)         --              --          (163,409)
                                         --------    ------------    -----------    ------------     ---------    -------------
Balance at December 31, 1996 ..........  $ 66,453    $ 59,346,832    $ 1,568,800    $ 30,697,951     $    --      $ 91,680,036
                                         ========    ============    ===========    ============     =========    ============

                            See accompanying notes.

                               Triad Guaranty Inc.

                      Consolidated Statements of Cash Flows

                                                                      Year ended December 31
                                                               1996            1995            1994
                                                               ----            ----            ----
Net income ............................................   $ 11,196,966    $  7,758,892    $  5,781,863
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Loss and unearned premium reserves ...............        846,498         618,079       2,027,848
     Accrued expenses and other liabilities ...........        362,459         229,364          34,898
     Current taxes payable ............................        (38,335)         26,118         (13,187)
     Amounts due to/from reinsurer ....................      1,787,428         125,574        (200,179)
     Accrued investment income ........................       (230,985)       (104,490)       (180,268)
     Policy acquisition costs deferred ................     (5,856,589)     (3,994,830)     (3,660,581)
     Amortization of policy acquisition costs .........      3,234,876       2,289,121       1,725,902
     Net realized investment (gains) losses ...........        162,385        (172,992)        162,723
     Provision for depreciation .......................        394,282         329,758         190,475
     Amortization of bond discount ....................       (591,336)       (555,771)       (462,350)
     Amortization of deferred compensation ............           --           149,539         427,252
     Deferred income taxes ............................      1,573,810         170,955       1,035,946
     Unearned ceding commission .......................       (539,542)        (86,623)        (14,585)
     Other assets .....................................        171,949        (291,593)       (178,853)
                                                          ------------    ------------    ------------
Net cash provided by operating activities .............     12,473,866       6,491,101       6,676,904
Investing activities:
Securities available-for-sale:
   Purchases - fixed maturities .......................    (19,823,655)    (16,552,078)     (4,855,661)
   Sales  - fixed maturities ..........................      8,036,070      12,960,894       6,852,379
   Purchases - equities ...............................     (2,732,179)     (2,222,254)       (370,545)
   Sales - equities ...................................      1,838,226       1,781,793         320,984
Securities held-to-maturity:
   Purchases ..........................................           --              --       (13,620,269)
   Sales ..............................................           --              --           306,472
   Maturities .........................................           --              --         4,184,053
   Purchases of property and equipment ................       (760,202)       (467,526)       (896,571)
                                                          ------------    ------------    ------------
   Net cash used in investing activities ..............    (13,441,740)     (4,499,171)     (8,079,158)

Financing activities
   Proceeds from exercise of stock options ............        205,649            --              --
   Retirement of common stock .........................           (512)           --          (199,990)
                                                          ------------    ------------    ------------
   Net cash provided by (used in) financing activities         205,137            --          (199,990)
                                                          ------------    ------------    ------------
Net change in cash and short-term investments .........       (762,737)      1,991,930      (1,602,244)
Cash and short-term investments at beginning of year ..      4,425,448       2,433,518       4,035,762
                                                          ------------    ------------    ------------
Cash and short-term investments at end of year ........   $  3,662,711    $  4,425,448    $  2,433,518
                                                          ============    ============    ============

Supplemental  schedule of cash flow  information:
Cash paid during the period for income taxes and
   United States Mortgage Guaranty Tax and Loss Bonds .   $  3,348,000    $  3,260,349    $  1,545,000
                                                          ============    ============    ============

                            See accompanying notes.

                               Triad Guaranty Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1.  ACCOUNTING POLICIES

NATURE OF BUSINESS

Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which vary in some respects from statutory accounting practices which are prescribed or permitted by the various insurance departments.

CONSOLIDATION

The consolidated financial statements include the amounts of Triad Guaranty Inc. and its wholly-owned subsidiaries, Triad Guaranty Insurance Corporation ("Triad") and Triad Guaranty Assurance Corporation ("TGAC"), a wholly-owned subsidiary of Triad Guaranty Insurance Corporation. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                               Triad Guaranty Inc.

1.  ACCOUNTING POLICIES (CONTINUED)

Investments

Financial Accounting Standards Board ("FASB") Statement 115, "Accounting for Certain Investments in Debt and Equity Securities", was adopted by the Company as of January 1, 1994. Under Statement 115, securities are classified as available-for-sale, held-to-maturity, or trading. Securities classified as available-for-sale are carried at fair value and unrealized gains and losses on such securities are reported as a separate component of stockholders' equity. Securities classified as held-to-maturity are carried at cost, adjusted for amortization of premium or discount. The Company does not have any securities classified as trading.

In 1995, the Company reclassified its entire fixed maturity investment portfolio as available-for-sale. As a result, fixed maturities with an amortized cost of $61,707,011 previously classified as held-to-maturity were reclassified as available-for-sale. This transfer resulted in an unrealized gain of $532,792. This change in the reporting classification of investments had no effect on net income. This reclassification of investments was made to provide management greater flexibility in managing the investment portfolio on a total return basis.

Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Realized investment gains or losses are determined primarily on a specific identification basis and are included in net income. Short-term investments are defined as short-term highly liquid investments both readily convertible to known amounts of cash and having maturities of three months or less upon acquisition by the Company.

DEFERRED POLICY ACQUISITION COSTS

The costs of acquiring new business, principally commissions and certain policy underwriting and issue costs, which generally vary with and are primarily related to the production of new business, are deferred. Amortization of such policy acquisition costs is charged to expense in proportion to premium revenue recognized over the estimated policy life. The Company reviews the persistency of policies in force and makes appropriate adjustments to reflect policy cancellations.

                               Triad Guaranty Inc.

1.  ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment is recorded at cost and is amortized principally on a straight-line basis over the estimated useful lives of depreciable assets. Property and equipment primarily consists of furniture and equipment, and computer hardware and software.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Reserves are provided for the estimated costs of settling claims in respect of loans reported to be in default and estimates of loans in default which have not been reported to the Company. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. Loss reserves are established by management using historical experience and by making various assumptions and judgments about the ultimate amount to be paid on loans in default. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

REINSURANCE

Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. Reinsurance premiums, claim reimbursement and reserves related to reinsurance business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company receives a ceding commission in connection with ceded reinsurance. The ceding commission is earned on a monthly pro rata basis in the same manner as the premium and is recorded as a reduction of other operating expenses. The reinsurance treaties provide for profit commissions on ceded reinsurance based on the loss ratio associated with the business ceded.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets, net of a valuation allowance, and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured

                               Triad Guaranty Inc.

1.  ACCOUNTING POLICIES (CONTINUED)

using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, and the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INCOME RECOGNITION

The Company writes policies that are guaranteed renewable contracts at the borrower's option on single premium, annual premium, and monthly premium bases. For annual payment policies, the first year premium exceeds the renewal premium. The Company does not have the option to reunderwrite these contracts. Premiums written on annual policies are earned on a monthly pro rata basis. Single premium policies covering more than one year are amortized over the estimated policy life in accordance with the expiration of risk. Premiums written on a monthly basis are earned when received.

STOCK OPTIONS

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants.

EARNINGS PER SHARE

Primary and fully diluted earnings per share are based on the weighted average daily number of shares outstanding. For both primary and fully diluted earnings per share, computation of the weighted average daily number of shares outstanding includes common stock equivalents. Common stock equivalents include stock options that have a dilutive effect on earnings per share.

THREE-FOR-TWO STOCK SPLIT

The Company had a three-for-two stock split in 1996 in the form of a 50% stock dividend. All earnings per share amounts and stock option information prior to the stock split have been restated to reflect post-split amounts.

                               Triad Guaranty Inc.

2.  INVESTMENTS

The amortized cost and the fair value of investments are as follows:

                                                                Gross          Gross
                                 Amortized      Unrealized    Unrealized        Fair
                                    Cost           Gains        Losses         Value
                                    ----           -----        ------         -----
At December 31, 1996:
 Available-for-sale securities:
   Fixed maturity securities:
    Corporate .................   $14,620,814   $   427,065   $   200,114   $14,847,765
    U.S. Government ...........     9,311,329       360,899        16,484     9,655,744
    Mortgage-backed ...........    16,545,818        84,823       381,003    16,249,638
    State and municipal .......    45,087,458     1,005,494       132,936    45,960,016
    Public utilities ..........       504,334        12,358          --         516,692
                                  -----------   -----------   -----------   -----------
Total .........................    86,069,753     1,890,639       730,537    87,229,855
Equity securities .............     6,267,076     1,294,831        67,090     7,494,817
                                  -----------   -----------   -----------   -----------
Total .........................   $92,336,829   $ 3,185,470   $   797,627   $94,724,672
                                  ===========   ===========   ===========   ===========

At December 31, 1995:
 Available-for-sale securities:
   Fixed maturity securities:
    Corporate .................   $15,644,995   $   742,246   $   145,726   $16,241,515
    U.S. Government ...........     7,989,398       701,442         4,924     8,685,916
    Mortgage-backed ...........    22,185,406       258,557       171,479    22,272,484
    State and municipal .......    27,379,579       998,293        14,025    28,363,847
    Public utilities ..........       505,393        24,044          --         529,437
                                  -----------   -----------   -----------   -----------
Total .........................    73,704,771     2,724,582       336,154    76,093,199
Equity securities .............     5,392,760       483,481       217,215     5,659,026
                                  -----------   -----------   -----------   -----------
Total .........................   $79,097,531   $ 3,208,063   $   553,369   $81,752,225
                                  ===========   ===========   ===========   ===========

                               Triad Guaranty Inc.

2.  INVESTMENTS (CONTINUED)

The amortized cost and estimated fair value of investments in fixed maturity securities, at December 31, 1996 are summarized by stated maturity as follows:

                                                  Available-for-Sale

                                                 Amortized       Fair
                                                   Cost         Value
                                                   ----         -----
        Maturity:
         One year or less ....................   $   893,996   $   909,220
         After one year through five years...     17,881,055    18,532,049
         After five years through ten years...    22,790,389    23,352,846
         After ten years .....................    27,958,495    28,186,102
         Mortgage-backed securities ..........    16,545,818    16,249,638
                                                 -----------   -----------
        Total ................................   $86,069,753   $87,229,855
                                                 ===========   ===========


Realized gains and losses on sales of investments are as follows:

                                             Year ended December 31
                                          1996        1995         1994
                                          ----        ----         ----
      Securities available-for-sale:
         Fixed maturity securities:
         Gross realized gains .....   $  28,425    $ 131,968    $    --
         Gross realized losses ....     (48,112)    (202,123)    (190,264)
      Equity securities:
         Gross realized gains .....      86,607      208,061       24,244
         Gross realized losses ....    (106,244)      (7,372)     (31,073)
      Other investments:
         Gross realized gains .....      30,509       96,056      109,340
         Gross realized losses ....    (153,570)     (53,598)     (74,970)
                                      ---------    ---------    ---------
      Net realized gains (losses) .   $(162,385)   $ 172,992    $(162,723)
                                      =========    =========    =========


Net unrealized gain (loss) on fixed maturity securities changed by $(1,228,326), $6,689,443, and $(5,158,970) in 1996, 1995 and 1994, respectively; the corresponding amounts for equity securities were $961,475, $495,328, and $(222,766).

                               Triad Guaranty Inc.

2.  INVESTMENTS (CONTINUED)

Major categories of the Company's net investment income are summarized as follows:

                                                Year ended December 31
                                        1996             1995            1994
                                        ----             ----            ----
Income:
 Fixed maturities ..............      $5,260,073      $4,677,448      $4,038,291
 Preferred stocks ..............          37,858          11,417          27,591
 Common stocks .................         236,715         234,249         258,744
 Short-term investments ........           6,118          27,153          20,795
 Cash ..........................         116,343         125,934          76,346
                                      ----------      ----------      ----------
                                       5,657,107       5,076,201       4,421,767
Expenses .......................         210,435         239,740         240,891
                                      ----------      ----------      ----------
Net investment income ..........      $5,446,672      $4,836,461      $4,180,876
                                      ==========      ==========      ==========

At December 31, 1996 and 1995, investments with an amortized cost of $6,214,410 and $6,167,722, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

3.  DEFERRED POLICY ACQUISITION COSTS

An analysis of deferred policy acquisition costs is as follows:

                                                 Year ended December 31
                                             1996          1995         1994
                                             ----          ----         ----
Balance at beginning of year .........   $ 7,576,684   $ 5,870,975   $ 3,936,296
Acquisition costs deferred:
    Sales compensation ...............     2,766,809     1,995,312     1,695,010
    Underwriting and issue expenses ..     3,089,780     1,999,518     1,965,571
                                         -----------   -----------   -----------
                                           5,856,589     3,994,830     3,660,581
Amortization of acquisition expenses .     3,234,876     2,289,121     1,725,902
                                         -----------   -----------   -----------
Net increase .........................     2,621,713     1,705,709     1,934,679
                                         -----------   -----------   -----------
Balance at end of year ...............   $10,198,397   $ 7,576,684   $ 5,870,975
                                         ===========   ===========   ===========

                               Triad Guaranty Inc.

4.  RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity for the reserve for unpaid losses and loss adjustment expenses for 1996, 1995 and 1994 are summarized as follows:

                                            1996          1995          1994
                                            ----          ----          ----
Reserve for losses and loss
  adjustment expenses at January 1,
  net of reinsurance recoverables
  of $885,852, $697,393, and ,
  $450,763 in 1996, 1995, and 1994
  respectively .........................$ 3,703,251   $ 2,466,461   $ 1,804,574
Incurred losses and loss adjustment
  expenses net of reinsurance
  recoveries (principally in respect
  of default notices occurring in):
      Current year .....................  4,673,130     3,190,786     2,053,023
      Redundancy on prior years ........ (1,394,000)     (974,000)     (791,000)
                                         -----------   -----------   -----------
Total incurred losses and loss
  adjustment expenses ..................  3,279,130     2,216,786     1,262,023

Loss and loss adjustment expense
  payments net of reinsurance recoveries
  (principally in respect of default
  notices occurring in):
      Current year .....................    166,717       215,996        85,136
      Prior years ......................    841,000       764,000        515,000
                                         -----------   -----------   -----------
Total loss and loss adjustment expense
   payments ............................  1,007,717       979,996       600,136
                                         -----------   -----------   -----------

Reserve for losses and loss adjustment
  expenses at December 31, net of
  reinsurance recoverables of $330,733,
  $885,852, and $697,393 in 1996, 1995
  and 1994, respectively ...............$ 5,974,664   $ 3,703,251   $ 2,466,461
                                         ===========   ===========   ===========

The foregoing reconciliation shows a redundancy in reserves has emerged for each of the years presented. These redundancies resulted principally from settling case-basis reserves for amounts less than expected or reducing incurred but not reported reserves on default notices occurring in prior years.

                               Triad Guaranty Inc.

5.  COMMITMENTS

     The Company leases certain office facilities and equipment under operating leases. Rental expense for all leases was $609,215, $512,692, and $354,149 for 1996, 1995 and 1994, respectively. Future minimum payments under noncancellable operating leases at December 31, 1996 are as follows:

          1997                    $   520,642
          1998                        494,067
          1999                        465,767
          2000                        376,906
          2001                        249,821
          Thereafter                  118,965
                                  -----------
                                  $ 2,226,168
                                  ===========

6.  FEDERAL INCOME TAXES

Triad purchases ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds in lieu of paying federal income taxes. At December 31, 1996 and 1995, Triad was obligated to purchase $335,408 and $0, respectively, of United States Mortgage Guaranty Tax and Loss Bonds.

Income tax expense differed from the amounts computed by applying the Federal statutory income tax rate to income before taxes as follows:

                                              1996         1995         1994
                                              ----         ----         ----

Income tax computed at statutory rate ... $ 5,683,563  $ 3,817,830  $ 2,847,764
Increase (decrease) in taxes
  resulting from:
    Tax-exempt interest .................    (751,407)    (352,486)    (266,372)
    Other ...............................     109,629        4,677       12,521
                                          -----------  -----------  -----------
Income tax expense ...................... $ 5,041,785  $ 3,470,021  $ 2,593,913
                                          ===========  ===========  ===========

                               Triad Guaranty Inc.

6.  FEDERAL INCOME TAXES  (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                       1996            1995
                                                       ----            ----
  Deferred tax liabilities:
  Statutory contingency reserve ..............     $10,708,063     $ 6,635,584
  Deferred policy acquisition costs ..........       3,518,447       2,576,071
  Prepaid reinsurance premiums ...............         159,792         717,407
  Amounts payable to reinsurer ...............         169,947         312,661
  Fixed maturities ...........................         168,895         122,937
  Unrealized investment gain .................         823,287         889,387
  Other ......................................         223,621         186,796
                                                   -----------     -----------
  Total deferred tax liabilities .............      15,772,052      11,440,843

  Deferred tax assets:
  United States Mortgage Guaranty Tax and
     Loss Bonds ..............................       9,994,366       6,646,366
  Unearned premiums ..........................         706,015       1,196,605
  Unearned ceding commission .................          27,798         210,839
  Losses and loss adjustment expenses ........         602,109         424,433
  Other ......................................         165,683         254,028
                                                   -----------     -----------
  Total deferred tax assets ..................      11,495,971       8,732,271
                                                   -----------     -----------
  Net deferred tax liability .................     $ 4,276,081     $ 2,708,572
                                                   ===========     ===========

7.  INSURANCE IN FORCE, DIVIDEND RESTRICTION AND STATUTORY RESULTS

Approximately 50% of Triad's net risk in force is concentrated in four states including 18% in Georgia, 16% in Illinois, 10% in Florida and 6% in North Carolina. While Triad continues to diversify its risk in force geographically, a prolonged recession in its high concentration areas could result in higher incurred losses and loss adjustment expenses for Triad.

Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at December 31, 1996 and 1995, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:

                               Triad Guaranty Inc.

7.  INSURANCE IN FORCE, DIVIDEND RESTRICTION AND STATUTORY RESULTS (CONTINUED)

                                             1996             1995
                                             ----             ----

        Net risk ....................   $1,452,824,414   $  869,650,148
                                        ==============   ==============

        Statutory capital and surplus   $   57,070,475   $   55,951,158
           Contingency reserve ......       35,072,109       22,297,737
                                        --------------   --------------
        Total .......................   $   92,142,584   $   78,248,895
                                        ==============   ==============

        Risk-to-capital ratio .......        15.8 to 1        11.1 to 1
                                        ==============   ==============

Triad and TGAC are each required under the Illinois Insurance Code (the "Code") to maintain minimum statutory capital and surplus of $5,000,000. The Code permits dividends to be paid only out of earned surplus, and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair market value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders, or (b) statutory net income for the calendar year preceding the date of the dividend. Net income as determined in accordance with statutory accounting practices was $13,369,769, $9,337,430, and $6,196,417 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, none of the Company's equity can be paid out in dividends to the stockholders because the earned surplus of Triad, on a statutory basis, was a deficit of $1,347,326. This deficit is principally the result of providing for the statutory contingency reserve.

8.  RELATED PARTY TRANSACTIONS

The Company and Triad pay affiliated companies for management, investment, and other services. The total expense incurred for such items was $303,555, $438,200 and $430,004 in 1996, 1995 and 1994, respectively. Management believes that the expenses incurred for such services approximate costs that the Company would have incurred if those services had been provided by unaffiliated third parties.

                               Triad Guaranty Inc.

9.  EMPLOYEE BENEFIT PLAN

Substantially all employees participate in the Company's 401(k) Profit Sharing Plan. Under the plan, employees elect to defer a portion of their wages, with the Company matching deferrals at the rate of 50% of the first 8% of the employee's salary deferred. The Company contributed $123,699, $81,675, and $41,779 for the years ended December 31, 1996, 1995 and 1994, respectively, to the plan.

10. REINSURANCE

Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceding agreement principally provides Triad with increased capacity to write business and achieve a more favorable geographic dispersion of risk.

Effective January 1, 1996, Triad eliminated quota share reinsurance on new business and recaptured substantial portions of its coverage on renewal business. At the date of recapture, Triad received approximately $1,100,000 and re-established reserves, unearned premiums and deferred acquisition costs for the previously ceded business with no net effect on income. Also effective January 1, 1996, Triad obtained $25,000,000 in excess of loss reinsurance designed to provide reinsurance protection in the event of catastrophic levels of losses.

Reinsurance activity for the years ended December 31, 1996 and 1995 is as follows:

                                               1996         1995
                                               ----         ----
               Earned premiums ceded ....   $2,319,927   $4,252,954
               Losses ceded .............      165,224      474,822
               Earned premiums assumed...       29,012       32,475
               Losses assumed ...........       99,910       41,447


Reinsurance contracts do not relieve Triad from its obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to Triad; consequently, allowances are established for amounts deemed uncollectible. Triad evaluates the financial condition of its reinsurers and monitors credit risk arising from similar geographic regions, activities, or economic characteristics of its reinsurers to minimize its exposure to significant losses from reinsurer insolvency.

                               Triad Guaranty Inc.

11. LONG-TERM STOCK INCENTIVE PLAN

In August 1993 the Company adopted the 1993 Long-Term Stock Incentive Plan (the "Plan"). Under the Plan, directors, officers and employees are eligible to be granted various stock-based awards. The number of shares of common stock which may be issued or sold or for which options or stock appreciation rights may be granted under the Plan is 1,050,000 shares.

Summarized below is information concerning the issuance of stock options, with all shares and weighted-average exercise prices restated to reflect the three-for-two stock split in 1996:
                                                                     Weighted-
                                                                      Average
                                      Number of       Option         Exercise
                                       Shares          Price           Price
                                       ------          -----           -----
1994
  Outstanding, beginning of year ...   283,500    $10.67 - $13.87      $ 12.49
  Granted ..........................     1,500         11.83             11.83
  Exercised ........................      --             --               --
  Outstanding, end of year .........   285,000      10.67 - 13.87        12.48
  Exercisable, end of year .........   190,500      10.67 - 13.87        12.48

1995
  Granted ..........................   113,925       9.17 - 17.83        11.69
  Exercised ........................      --              --              --
  Outstanding, end of year .........   398,925       9.17 - 17.83        12.26
  Exercisable, end of year .........   319,475       9.17 - 13.87        12.33

1996
  Granted ..........................   119,627      17.67 - 30.25        22.94
  Exercised ........................    16,974      10.67 - 13.87        12.11
  Forfeited ........................     4,731      11.92 - 22.97        19.12
  Outstanding, end of year .........   496,847       9.17 - 30.25        14.77
  Exercisable, end of year .........   369,117       9.17 - 22.97        13.08

                               Triad Guaranty Inc.

11. LONG-TERM STOCK INCENTIVE PLAN (CONTINUED)

At December 31, 1996, 972,276 shares of the Company's common stock were reserved and 475,429 shares were available for issuance under the Plan. The weighted average remaining contractual life of the options outstanding at December 31, 1996 is 7.5 years.

The options issued under the Plan in 1995 and 1996 vest over three years. Certain of the options immediately vest in the event of a change in control of the Company. Options granted under the Plan terminate no later than 10 years following the date of grant.

In 1993, 60,750 shares of restricted stock awards were granted without payment to executive officers of the Company. One-half of the restricted stock awards became vested and were transferred on January 1, 1995 and the remainder of the restricted stock awards became vested and transferred on January 1, 1996.

The fair value of options granted in 1995 and 1996 have been estimated at the date of grant using a Black-Scholes pricing model. The effect of applying the fair value method of FASB Statement No. 123, Accounting for Stock-Based Compensation to the Company's stock-based awards results in net income and earnings per share that are not materially different from reported amounts; therefore, Statement 123 pro forma disclosures are not made.

12. UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1996 and 1995 (in thousands except per share data):

                                       1996 Quarter
                             ----------------------------------
                             First    Second    Third    Fourth     Year
                             -----    ------    -----    ------     ----

Net premiums written ...   $ 5,073   $ 5,559   $ 6,684   $ 6,645   $23,961
Earned premiums ........     5,479     5,763     6,513     6,973    24,728
Net investment income...     1,279     1,364     1,368     1,435     5,446
Net losses incurred ....       653       614     1,013       999     3,279
Underwriting and other
   expenses ............     2,387     2,590     2,658     2,859    10,494
Net income .............     2,549     2,652     2,889     3,107    11,197
Primary EPS ............      .39       .40       .42       .45      1.69
Fully diluted EPS ......      .38       .39       .42       .45      1.63

                               Triad Guaranty Inc.

12. UNAUDITED QUARTERLY FINANCIAL DATA (CONTINUED)

                                       1995 Quarter
                             ----------------------------------
                             First    Second    Third    Fourth     Year
                             -----    ------    -----    ------     ----
Net premiums written ...   $ 2,952   $ 3,733   $ 3,997   $ 4,318   $15,000
Earned premiums ........     3,448     3,639     3,971     4,420    15,478
Net investment income...     1,199     1,142     1,224     1,271     4,836
Net losses incurred ....       428       418       561       810     2,217
Underwriting and other
   expenses ............     1,728     1,704     1,717     1,893     7,042
Net income .............     1,732     1,936     2,005     2,086     7,759
Primary EPS ............      .26       .29       .30       .31      1.17
Fully diluted EPS ......      .26       .29       .30       .31      1.15

                                   Schedule I
       Summary of Investments- Other Than Investments in Related Parties
                              Triad Guaranty Inc.
                               December 31, 1996

                                                                       Amount at
                                                                         Which
                                                                        Shown in
                                                   Amortized   Market    Balance
Type of Investment                                    Cost      Value     Sheet
------------------                                    ----      -----     -----
                                                        (dollars in thousands)
Fixed maturity securities, available-for-sale:
  Bonds:
     U.S. Government obligations .................   $ 9,311   $ 9,656   $ 9,656
     Mortgage-backed securities ..................    16,546    16,250    16,250
     State and municipal bonds ...................    45,088    45,960    45,960
     Corporate bonds .............................    14,621    14,848    14,848
     Public utilities ............................       504       516       516
                                                      ------    ------    ------
   Total .........................................    86,070    87,230    87,230
                                                      ------    ------    ------

Equity securities, available-for-sale:
   Common stocks:
       Public utilities ..........................       632       693       693
       Industrial & miscellaneous ................     4,585     5,734     5,734
   Preferred Stock ...............................     1,050     1,068     1,068
                                                       ------    ------    -----
    Total ........................................     6,267     7,495     7,495
                                                       ------    ------    -----
Short-term investments ...........................     3,302     3,302     3,302
                                                       ------    ------    -----
Total investments other than investments in
related parties ..................................   $95,639   $98,027   $98,027
                                                     =======   =======   =======

          Schedule II - Condensed Financial Information of Registrant
                            Condensed Balance Sheets
                              Triad Guaranty Inc.
                                (Parent Company)

                                                               December 31
                                                            1996         1995
                                                            ----         ----
                                                          (dollars in thousands)

Assets:
   Investment in subsidiaries ......................       $91,136       $79,963
   Cash and short-term investments .................           534           312
   Deferred income taxes ...........................             0           151
   Other assets ....................................            16            36
                                                           -------       -------
   Total assets ....................................       $91,686       $80,462
                                                           =======       =======

Liabilities and stockholders' equity:
Liabilities:
   Current taxes payable ...........................       $     1       $     1
   Accrued expenses and other liabilities ..........             5            20
                                                           -------       -------
   Total liabilities ...............................             6            21

Stockholders' equity:
   Common stock ....................................            66            44
   Additional paid-in capital ......................        59,347        59,142
   Unrealized gain on invested assets
   (all fromsubsidiaries) ..........................         1,569         1,732
   Retained earnings ...............................        30,698        19,523
                                                           -------       -------
Total stockholders' equity .........................        91,680        80,441
                                                           -------       -------
Total liabilities and stockholders' equity .........       $91,686       $80,462
                                                           =======       =======


                  See notes to condensed financial statements

          Schedule II - Condensed Financial Information of Registrant
                         Condensed Statements of Income
                              Triad Guaranty Inc.
                                (Parent Company)

                                                    Year Ended December 31
                                                 1996        1995         1994
                                                 ----        ----         ----
                                                      (dollars in thousands)
Revenues:
   Net investment income ...................  $     17    $     14    $     17
                                                ------       -----       -----
                                                    17          14          17
                                                ------       -----       -----
Expenses:
   Operating expenses ......................         6         152         433
                                                ------       -----       -----
                                                     6         152         433
                                                ------       -----       -----
Income (loss) before federal
  income taxes and equity in
  undistributed income of subsidiaries .....        11        (138)       (416)

Federal income tax expense (benefit) .......       151          22        (109)
                                                ------       -----       -----
Income (loss) before equity in
  undistributed incomeofsubsidiaries .......      (140)       (160)       (307)
Equity in undistributed income of
  subsidiaries..............................    11,337       7,919       6,088
                                                ------       -----       -----
Net income .................................  $ 11,197    $  7,759    $  5,781
                                              ========    ========    ========

                  See notes to condensed financial statements

Schedule II - Condensed Financial Information of Registrant
Condensed Statements of Cash Flows
Triad Guaranty Inc.
(Parent Company)

                                                                       Year Ended December 31
                                                                    1996       1995         1994
                                                                    ----       ----         ----
                                                                  (dollars in thousands)
 Net income .................................................   $  11,197   $  7,759    $   5,781
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    Equity in undistributed income of subsidiaries ..........    (11,337)     (7,919)     (6,088)
    Amortization of deferred compensation ...................          0         149         428
    Decrease (Increase) in other assets .....................         20         (14)          6
    Decrease (increase) in deferred income taxes ............        151          21        (113)
    (Decrease) increase in current tax payable ..............       --            (3)          4
    Decrease in accrued expenses and other liabilities ......        (15)        (18)       (180)
                                                                --------    --------    --------
Net cash provided by (used in) operating activities .........         16         (25)       (162)

Financing Activities
    Proceeds from exercise of stock options .................        206        --          --
    Retirement of common stock ..............................       --          --          (200)
                                                                --------    --------    --------
Net cash provided by (used in) financing activities .........        206        --          (200)
                                                                --------    --------    --------
Increase (decrease) in cash and short-term investments ......        222         (25)       (362)
Cash and short-term investments at beginning of year ........        312         337         699
                                                                --------    --------    --------
Cash and short-term investments at end of year ..............   $    534    $    312    $    337
                                                                ========    ========    ========


                  See notes to condensed financial statements.

          Schedule II - Condensed Financial Information of Registrant
                              Triad Guaranty Inc.
                                (Parent Company)
                              Supplementary Notes


NOTE 1

     In the parent company financial statements, the Company's investment in its subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. The Company's share of net income of its subsidiaries is included in income using the equity method. The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included as part of this Form 10-K.

NOTE 2

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.

                           Schedule IV - Reinsurance

                              Triad Guaranty Inc.
                       Mortgage Insurance Premium Earned
                  Years Ended December 31, 1996, 1995 and 1994



                        Ceded To      Assumed                  Percentage of
            Gross       Other      From Other        Net      Amount Assumed
            Amount     Companies     Companies      Amount         to Net
            ------     ---------     ---------      ------         ------
                             (dollars in thousands)
1996....   $27,019        $2,320      $  29         $24,728         0.1%
1995....   $19,699        $4,253      $  32         $15,478         0.2%
1994....   $15,044        $4,092      $  47         $10,999         0.4%