Form 10-Q
period 1997-03-31
TRIAD GUARANTY INC
filed 1997-05-13
CIK 911631

FORM 10-Q
                                    ---------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1997

                                       or

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

                                 (910) 723-1282
              (Registrant's telephone number, including area code)
                               -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of May 1, 1997:
6,645,361 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                            Page
                                                                          Number
Part I. Financial Information:

        Item 1. Financial Statements:

        Consolidated Balance Sheets as of March 31, 1997 (Unaudited)
           and December 31, 1996..............................................3

        Consolidated Statements of Income for the Three Month
           Periods Ended March 31, 1997 and 1996 (Unaudited)..................4

        Consolidated Statements of Cash Flows for the Three Month
           Periods Ended March 31, 1997 and 1996 (Unaudited)..................5

        Notes to Consolidated Financial Statements............................6

        Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................9

Part II. Other Information:

        Item 6. Exhibits and Reports on Form 8-K.............................15

        Signatures...........................................................15

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS


                                                        March 31,   December 31,
                                                          1997          1996
                                                    -------------- -------------
Assets                                                (Unaudited)
Invested assets:
  Securities available-for-sale, at fair value:
    Fixed maturities ............................... $ 86,986,671   $ 87,229,855
    Equity securities...............................    7,307,334      7,494,817
    Short-term investments..........................    5,533,364      3,302,125
                                                    -------------  -------------
                                                       99,827,369     98,026,797

Cash................................................      142,445        360,586
Accrued investment income...........................    1,309,380      1,126,642
Deferred policy acquisition costs...................   10,577,107     10,198,397
Property and equipment..............................    1,862,293      1,705,389
Prepaid reinsurance premium.........................      330,836        300,200
Reinsurance recoverable.............................      155,192        153,274
Other assets........................................    1,166,814        531,238
                                                    -------------  -------------
Total assets........................................ $115,371,436  $ 112,402,523
                                                    =============  =============


Liabilities and stockholders' equity Liabilities:
  Losses and loss adjustment expenses...............  $ 6,992,554  $   6,305,397
  Unearned premiums.................................    7,776,734      8,216,478
  Amounts payable to reinsurer......................          321          1,993
  Current taxes payable.............................        1,831          1,596
  Deferred income taxes.............................    5,141,135      4,276,081
  Unearned ceding commission........................       89,674         80,573
  Accrued expenses and other liabilities............    1,203,439      1,840,369
                                                    -------------  -------------
Total liabilities...................................   21,205,688     20,722,487
Commitments and contingent liabilities - Note 4
Stockholders' equity:
  Preferred stock, par value $.01
   per share --- authorized 1,000,000
   shares; no shares issued and
   outstanding......................................       ---            ---
  Common stock, par value $.01
   per share --- authorized
   10,000,000 shares; 6,645,361 issued
   and outstanding shares.........,.................       66,453         66,453
  Additional paid-in capital........................   59,346,832     59,346,832
  Unrealized gain on available-for-sale
    securities, net of income
    tax liability of $318,776 at
    March 31, 1997 and $823,287
    at December  31, 1996...........................      607,624      1,568,800
    Retained earnings...............................   34,144,839     30,697,951
                                                    -------------  -------------
Total stockholders' equity..........................   94,165,748     91,680,036
                                                    -------------  -------------
Total liabilities and stockholders' equity.......... $115,371,436   $112,402,523
                                                    =============  =============

                             See accompanying notes

                               TRIAD GUARANTY INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)



                                                         Three Months Ended
                                                              March 31
                                                         1997           1996
                                                         ----           ----
Revenue:
Premiums written:
   Direct..........................................   $7,894,068     $5,678,899
   Assumed.........................................        6,039         10,949
   Ceded...........................................     (521,604)      (616,759)
                                                   -------------   ------------
Net premiums written...............................    7,378,503      5,073,089
Change in unearned premiums........................      470,380        405,817
                                                   -------------   ------------
Earned premiums....................................    7,848,883      5,478,906
Net investment income..............................    1,471,915      1,279,124
Realized investment losses.........................         (881)       (42,285)
Other income.......................................        2,664             10
                                                   -------------   ------------
                                                       9,322,581       6,715,755
Losses and expenses:
Losses and loss adjustment expenses................    1,241,546        680,507
Reinsurance recoveries.............................      (45,696)       (27,482)
                                                   -------------   ------------
Net losses and loss adjustment expenses............    1,195,850        653,025
Amortization of deferred policy acquisition costs..      973,055        772,232
Other operating expenses (net).....................    2,121,764      1,615,103
                                                   -------------   ------------
                                                       4,290,669      3,040,360
                                                   -------------   ------------
Income before income taxes.........................    5,031,912      3,675,395
Income taxes:
   Current.........................................          458        (59,430)
   Deferred........................................    1,584,566      1,185,808
                                                   -------------   ------------
                                                       1,585,024      1,126,378
                                                   -------------   ------------
Net income.........................................   $3,446,888     $2,549,017
                                                   =============   ============

Earnings per common and common equivalent share:
   Primary.........................................    $ .50          $ .39
                                                   =============   ============
   Fully diluted...................................    $ .50          $ .38
                                                   =============   ============

Shares used in computing earnings per common
   and common equivalent share:
   Primary.........................................    6,897,990      6,628,409
                                                   =============   ============
   Fully diluted...................................    6,898,040      6,786,174
                                                   =============   ============

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                          Three Months Ended
                                                                March 31
                                                     ---------------------------
                                                           1997         1996
                                                           ----         ----
Operating activities
Net income..........................................  $ 3,446,888   $ 2,549,017
Adjustments to reconcile net income
    to net cash provided by operating activities:
   Loss and unearned premium reserves...............      247,413       (78,709)
   Accrued expenses and other liabilities...........     (650,246)     (225,208)
   Current taxes payable............................          235             0
   Amounts due to/from reinsurers...................      (34,226)    1,872,152
   Accrued investment income........................     (182,738)     (176,594)
   Policy acquisition costs deferred................   (1,351,765)   (2,114,466)
   Amortization of policy acquisition costs.........      973,055       772,232
   Net realized investment losses ..................          881        42,285
   Provision for depreciation.......................      128,379        83,357
   Accretion of discount on investments.............     (149,142)     (148,092)
   Deferred income taxes............................    1,369,566     1,126,008
   Unearned ceding commission.......................        9,101      (510,655)
   Other assets.....................................     (635,658)      193,349
                                                     ------------  ------------
Net cash provided by operating activities...........    3,171,743     3,384,676
Investing activities
  Securities available-for-sale:
    Purchases - fixed maturities....................  (10,278,355)   (9,428,784)
    Sales - fixed maturities........................    9,064,083     4,852,676
    Purchases - equities............................     (385,641)     (894,290)
    Sales - equities................................      726,551       246,813
  Purchase of property and equipment................     (285,283)      (74,462)
                                                     ------------  ------------
Net cash used in investing activities...............   (1,158,645)   (5,298,047)
Financing activities
Net cash provided by financing activities...........        --            --
                                                     ------------  ------------
Net change in cash and short-term investments.......    2,013,098    (1,913,371)
Cash and short-term investments at beginning
   of period........................................    3,662,711     4,425,448
                                                     ------------  ------------
Cash and short-term investments at end of period....  $ 5,675,809   $ 2,512,077
                                                     ============  ============

Supplemental schedule of cash flow information......
Cash paid during the period for income taxes
  and United States Mortgage Guaranty Tax
  and Loss Bonds....................................  $   215,458   $        0
                                                     ============  ============

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)


NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.


NOTE  2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on form 10-K for the year ended December 31, 1996.


NOTE 3 -- CONSOLIDATION

     The consolidated financial statements include the amounts of Triad Guaranty Inc. and its wholly-owned subsidiaries, Triad Guaranty Insurance Corporation and Triad Guaranty Assurance Corporation, a wholly-owned subsidiary of Triad Guaranty Insurance Corporation. All significant intercompany accounts and transactions have been eliminated.


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

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 March 31, 1997
                                   (Unaudited)


INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at March 31, 1997 and December 31, 1996, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:



                                           March 31          December 31
                                             1997                1996

Net risk.............................   $1,574,737,669      $1,452,824,414
                                      ================   =================
Statutory capital and surplus........   $   57,208,296      $   57,070,475
Statutory contingency reserve........       39,238,014          35,072,109
                                      ----------------   -----------------
Total................................   $   96,446,310      $   92,142,584
                                      ================   =================
Risk-to-capital ratio................     16.3-to-1           15.8-to-1
                                      ================   =================


     Triad is required under the Illinois Insurance Code (the "Code") to maintain minimum statutory capital and surplus of $5,000,000. In addition, Triad Guaranty Assurance Corporation is required under the Code to maintain minimum capital and surplus of $5,000,000. The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property the fair value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the
greater  of  (a)  ten   percent  of   Triad's   statutory   surplus  as  regards
policyholders, or (b) Triad's statutory net income for the calendar year preceding the date of the dividend.

     Net income as determined in accordance with statutory accounting practices was $4,637,369 for the three months ended March 31, 1997 and $13,396,769 for the year ended December 31, 1996.

     At March 31, 1997, none of the Company's equity could be paid out in dividends to the stockholders because the earned surplus of Triad, on a statutory basis, was a ========
Risk-to-capitand $1,347,326 at March 31, 1997 and December 31, 1996, respectively.

=


     Triad is  re       TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 March 31, 1997
                                   (Unaudited)


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


NOTE 5 - - EARNINGS PER SHARE

     Primary and fully diluted earnings per share are based on the weighted average daily number of shares outstanding. For both primary and fully diluted earnings per share, computation of the weighted average daily number of shares outstanding includes common stock equivalents. Common stock equivalents include stock options that have a dilutive effect on earnings per share.

NOTE 6 - - NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 of $ .02 per share. For the first quarter ended March 31, 1996, the impact of Statement 128 will not be material. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

     Net income for the first three months of 1997 increased 35.2% to $3.4 million compared to $2.5 million in the first three months of 1996. This improvement is attributable to a 43.3% increase in earned premiums, a 15.1% increase in net investment income and an improved combined (loss and expense) ratio.

     Net income per share assuming full dilution increased 33.0% to $0.50 for the first three months of 1997 compared to $0.38 per share for the first three months of 1996. The Company reported only nominal amounts of realized investment losses in the first quarter of 1997 and 1996 resulting in operating earnings per share assuming full dilution of $0.50 and $0.38, respectively.

     New insurance written during the first three months of 1997 was $650 million compared to $460 million in the first three months of 1996, an increase of 41.6%. This increase in gross new insurance written is the result of continued geographic expansion and the penetration of Triad's products in the marketplace including the introduction of new risk sharing products to Triad customers. The Company has also benefited from the January 1997 upgrade of Triad's claims-paying ability rating from "AA-" to "AA" by Standard & Poor's Corporation. A slightly higher but still favorable interest rate environment in the first three months of 1997 has caused both refinance and home buying activities to remain strong. Due to the increase in interest rates, refinance activity declined to 18.4% of new insurance written in the first quarter of 1997 compared to 29.5% of insurance written in the same period of 1996. Total direct insurance in force reached $7.0 billion at March 31, 1997 compared to $5.5 billion at March 31, 1996, an increase of 28.1%.

     Net new insurance written, which excludes coverage on seasoned business, was $596 million during the first quarter of 1997 compared to $460 million for the same period of 1996, an increase of 29.7%. According to industry data, Triad's national market share, which is calculated based on net new insurance written, increased by approximately 50% to 2.4% for the first quarter of 1997 compared to 1.6% for the same period of 1996.

     Total direct premiums written were $7.9 million for the first three months of 1997, an increase of 39.0% compared to $5.7 million for the first three months of 1996. Net premiums written increased by 45.4% to $7.4 million in the first three months of 1997 compared to $5.1 million for the same period in 1996. Earned premiums increased 43.3% to $7.8 million for the first three months of 1997 from $5.5 million in the 1996 first quarter. Contributing to this growth in written and earned premium were the increase in new insurance written, growth in insurance in force, continued geographic expansion and an improvement in the Company's persistency rate. Sales under the Company's monthly premium plan represented 93.5% of new insurance written in the first quarter of 1997 compared to 91.4% in the 1996 first quarter. Annualized persistency has improved to 84.8% in the first three months of 1997 compared to 82.4% in the first three months of 1996 reflecting the decline in refinance activity.

     In the 1996 fourth quarter, the Company introduced its revised Stick With Triad program featuring the Slam Dunk Loan (SM) approval process whereby the Company issues a certificate of insurance based on the borrower's credit score.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED

The popularity of this product, to a large extent, has replaced customer use of the Company's delegated underwriting program. Commitments processed through the Company's delegated underwriting program accounted for 11.4% of commitments received for the first quarter of 1997, compared to 35.6% in the first quarter of 1996 and 38.0% for all of 1996.

     Net investment income for the first quarter of 1997 was $1.5 million, a 15.1% increase over $1.3 million in the first three months of 1996. This increase resulted from the growth in average invested assets of $7.1 million to $97.3 million at March 31, 1997 from $85.2 million at March 31, 1996. The yield on average invested assets increased to 6.1% for the first three months of 1997 compared to 6.0% for the same period of 1996. The portfolio's tax-equivalent yield was 7.8% in the first quarter of 1997 and 7.7% in the first quarter of 1996. This yield reflects the Company's investment strategy to emphasize tax-preferred securities which yield lower pre-tax rates than similar fully-taxable securities. Approximately 63% or $54.7 million of the Company's fixed maturity portfolio at March 31, 1997 was composed of state and municipal tax-preferred securities.

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 15.2% for the 1997 first quarter compared to 11.9% for the same period of 1996 and 13.3% for all of 1996. The higher loss ratio incurred in the 1997 first quarter reflects an expected higher level of delinquencies reduced by the effects of increased production of new insurance. While the Company experienced an increase in its loss ratio, paid losses continue to remain low at 6.7% and 6.3% of earned premium for the first quarter of 1997 and 1996, respectively. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. With increasing production, 71% of the Company's insurance in force has been originated in the last 36 months. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claims frequencies on future earnings.

     During periods of significant refinancing activity, it is possible that policies on stronger loans may lapse and that weaker loans may remain in force, thus potentially increasing the loss ratio on older business. Substantial increases in production of new business during these periods can offset the increased loss ratio on the older business.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 83.1% in the first three months of 1997 to $1.2 million compared to $653,000 in the first three months of 1996. This increase reflects the increase in the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its higher claim frequency years.

     Amortization of deferred policy acquisition costs increased by 26.0% to $973,000 in the first three months of 1997 compared to $772,000 for the first

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED

three months of 1996. The increase in amortization reflects a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force.

     Other operating expenses increased to $2.1 million for the first three months of 1997 compared to $1.6 million for the same period in 1996. This increase in expenses is primarily attributable to advertising, personnel, facilities and equipment costs required to support the Company's product development, geographic expansion and increased production. A decline in ceding commissions earned, which are reported as a reduction in other operating expenses, also contributed to the increase in expenses.

     The expense ratio (ratio of underwriting expenses to net premiums written) for the first quarter of 1997 was 41.9% compared to 47.1% for the first quarter of 1996 and 43.8% for all of 1996. The primary factor contributing to this improvement was the higher level of written premiums in the first quarter of 1997.

     The effective tax rate for the first quarter of 1997 was 31.5% compared to 30.6% in the first quarter of 1996. This increase is primarily the result of the phase-in of the 35% Federal statutory income tax rate applicable to companies with annual taxable income above $10 million. Management expects the Company's effective tax rate to remain about the same or increase slightly as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating funds are applied primarily to the payment of claims and expenses.

     The Company generated positive cash flow from operating activities for the first three months of 1997 of $3.2 million compared to $3.4 million for the first three months of 1996. The decrease in the Company's cash flow is primarily attributable to the recapture of previously ceded premiums in the first quarter of 1996 resulting from the Company's restructuring of its reinsurance agreements.

     The Company's business does not routinely require significant capital expenditures. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short term investments and other investment portfolio securities.

     The parent company's cash flow is dependent on cash dividends and revenues from management fees from Triad. The insurance laws of the State of Illinois impose certain restrictions on dividends from Triad. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department. Because

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED



of Triad's rapid growth in written premiums and the requirement to add amounts to the statutory contingency reserve equal to at least 50% of earned premiums (which reduces statutory earned surplus), Triad reported a deficit in statutory earned surplus of $1.2 million at March 31, 1997 and $1.3 million at December 31, 1996. Accordingly, Triad may not presently pay cash dividends to the parent company. The Illinois Insurance Department permits expenses of the parent company to be charged to Triad in the form of management fees.

     Consolidated invested assets were $99.8 million at March 31, 1997, including a total of $94.3 million in fixed maturity securities and equity securities classified as available-for-sale. Net unrealized investment gains on equity securities were $1.1 million and net unrealized investment losses on fixed maturity securities totaled $199,000 at March 31, 1997.

     Approximately 9% or $7.4 million of the Company's fixed maturity portfolio at March 31, 1997 was composed of mortgage-backed securities, substantially all of which are guaranteed by U.S. Government Agencies. Certain mortgage-backed securities are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which must be reinvested at then current rates.

     Included in the Company's fixed maturity portfolio of mortgage backed securities at March 31, 1997 was $3.4 million invested in planned amortization class ("PAC") collateralized mortgage obligations ("CMOs"). PACs are tranches of CMOs specifically designed to amortize in a more predictable manner and to protect against prepayments as interest rates decline. In periods of declining interest rates, prepayments are first applied to the non-PAC tranches of the CMO, creating improved call protection for the PAC tranche. Only after all non-PAC tranches have been paid off are prepayments applied to the PAC tranche. In periods of increasing interest rates, prepayments are first applied to the PAC tranche, thus reducing extension risk for PACs. As a result, PACs have a more stable cash flow than most other mortgage securities because they have better call protection and less extension risk. All principal balances invested in CMOs by the Company are U.S. Government agency sponsored or guaranteed.

     The Company's loss reserves increased to $7.0 million at March 31, 1997 compared to $6.3 million at December 31, 1996. This growth is the result of the increases in new insurance written and the maturing of the Company's risk in force. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's reserves per delinquent loan were $22,000 at March 31, 1997 compared to $23,000 at December 31, 1996. The Company's delinquency ratio, the ratio of delinquent insured loans to total insured loans, was 0.49% at March 31, 1997 compared to 0.44% at December 31, 1996.

     The Company's unearned premium reserve of $7.8 million at March 31, 1997 decreased from $8.2 million at December 31, 1996. This decline is attributable primarily to the continued high production of the monthly premium product, which produces little unearned premium compared to annual and single premium products. Also, the Company has experienced a high level of refinance activity in the

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


first quarter of 1997 whereby older annual premium policies are replaced by monthly premium policies resulting in a decline in the unearned premium reserve.

     Total stockholders' equity increased to $94.2 million at March 31, 1997 from $91.7 million at December 31, 1996. This increase resulted from net income of $3.4 million for the first three months of 1997, offset by a decrease in net unrealized gains on invested assets classified as available-for-sale of $962,000 (net of income tax).

     Triad's total statutory policyholders' surplus increased to $57.2 million at March 31, 1997 from $57.1 million at December 31, 1996. This increase resulted from net income of $4.6 million offset primarily by an increase in the contingency reserve of $4.2 million. Triad's deficit in statutory earned surplus was $1.2 million at March 31, 1997 compared to $1.3 million at December 31, 1996, reflecting growth in statutory net income greater than the increase in the contingency reserve. The balance in the contingency reserve was $39.2 million at March 31, 1997 compared to $35.1 million at December 31, 1996.

     The Company currently has no plans for significant capital expenditures. However, Triad continues to upgrade and enhance its computer systems and technological capabilities.

     In the first quarter of 1997, Triad introduced a mortgage insurance program to enable the Company to better meet the needs and requirements of the larger national lenders. The program increases the lender's share of the risk of loss on an insured book of business and provides for a fee to the lender for this increased risk. While the impact of this product to Triad cannot be predicted with certainty, management believes that successful marketing and acceptance of this product by national lenders could provide significant growth opportunities for Triad for the remainder of 1997.

     The Company's marketing of its new products together with the Company's geographic expansion and focus on national lenders have dramatically increased the number of applications received in the first quarter of 1997. As a result, management believes that production levels in the first half of 1997 could approach twice the production level achieved in the first half of 1996. The precise level of production, however, will depend on a number of factors including interest rates, regulatory requirements and general economic conditions.

     The Company's ability to write insurance depends on the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair the Company's ability to write additional insurance. Freddie Mac and Fannie Mae require the Company to maintain a risk-to-capital ratio of no more than 25-to-1. A number of states also generally limit the Company's risk-to-capital ratio to 25-to-1. As of March 31, 1997 Triad's risk-to-capital ratio was 16.3-to-1, and as of December 31, 1996 was 15.8-to-1, as compared to 20.3-to-1 for the industry as a whole at December 31, 1995, the latest industry data available. Management believes its risk-to-capital ratio can increase up to approximately 20-to-1 without an adverse effect on its claims-paying ability ratings. With increasing production, management and the Board of Directors are evaluating Triad's needs and alternatives for additional capital.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 of $0.02 per share. The impact on primary earnings per share for the first quarter ended March 31, 1996 is not expected to be material. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.


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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None


 Item 6.       a.  Exhibits

                   Exhibit                           Description
                   -------                           -----------
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

                                          TRIAD GUARANTY INC.


Date: May 13, 1997
                                          /s/ Michael R. Oswalt
                                          ---------------------
                                          Michael R. Oswalt
                                          Vice President and Controller,
                                          Principal Accounting Officer

                                  EXHIBIT INDEX



          Exhibit
           Number                           Description
           ------                           -----------
            11              Statement Re Computation of Net Income per Share
            27              Financial Data Schedule