Form 10-Q
period 1997-06-30
TRIAD GUARANTY INC
filed 1997-08-12
CIK 911631

FORM 10-Q
                                   ---------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1997

                                       or

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

     Number of shares of Common Stock, $.01 par value, outstanding as of August 1, 1997: 6,645,361 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                           Page
                                                                          Number
Part I. Financial Information:

      Item 1. Financial Statements:

      Consolidated Balance Sheets as of June 30, 1997 (Unaudited)
         and December 31, 1996....................................... ........3

      Consolidated Statements of Income for the Three and Six Month
         Periods Ended June 30, 1997 and 1996 (Unaudited).....................4

      Consolidated Statements of Cash Flows for the Six Month
         Periods Ended June 30, 1997 and 1996 (Unaudited).....................5

      Notes to Consolidated Financial Statements..............................6

      Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................10

Part II. Other Information:

      Item 4. Submission of Matters to a Vote of Security Holders............17

      Signatures.............................................................18

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,      December 31,
                                                       1997            1996
                                                  --------------   -------------
Assets                                               (Unaudited)
Invested assets:
  Securities available-for-sale, at fair value:
    Fixed maturities ............................. $  94,536,390   $  87,229,855
    Equity securities.............................     9,112,232       7,494,817
  Short-term investments..........................     2,707,012       3,302,125
                                                  --------------   -------------
                                                   $ 106,355,634      98,026,797

Cash..............................................       113,831         360,586
Accrued investment income.........................     1,354,419       1,126,642
Deferred policy acquisition costs.................    10,909,631      10,198,397
Property and equipment............................     1,967,310       1,705,389
Prepaid reinsurance premium.......................       291,202         300,200
Reinsurance recoverable...........................       191,085         153,274
Other assets......................................     1,138,597         531,238
                                                  --------------   -------------
Total assets...................................... $ 122,321,709   $ 112,402,523
                                                  ==============   =============

Liabilities and stockholders' equity Liabilities:
    Losses and loss adjustment expenses...........$    7,487,793       6,305,397
    Unearned premiums.............................     7,880,348       8,216,478
    Amounts payable to reinsurer..................           576           1,993
    Current taxes payable.........................         3,322           1,596
    Deferred income taxes.........................     5,574,265       4,276,081
    Unearned ceding commission....................        80,414          80,573
    Accrued expenses and other liabilities........     1,643,342       1,840,369
                                                  --------------   -------------
Total liabilities.................................    22,670,060      20,722,487
Commitments and contingent liabilities - Note 4
Stockholders' equity:
    Preferred stock, par value $.01 per share
      authorized 1,000,000 shares; no shares
      issued and outstanding......................        ---             ---
    Common stock, par value $.01 per share
      authorized 20,000,000 shares; 6,645,361
      shares issued and outstanding...............        66,453          66,453
    Additional paid-in capital....................    59,346,832      59,346,832
    Unrealized gain on available-for-sale
      securities, net of income tax liability
      of $1,094,201 at June 30, 1997 and
      $823,287 at December 31, 1996...............     2,060,326       1,568,800
   Retained earnings..............................    38,178,038      30,697,951
                                                  --------------   -------------
Total stockholders' equity.......................     99,651,649      91,680,036
                                                  --------------   -------------
Total liabilities and stockholders' equity.......  $ 122,321,709   $ 112,402,523
                                                  ==============   =============

                             See accompanying notes

                               TRIAD GUARANTY INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended           Six Months Ended
                                                               June 30                     June 30
                                                      -------------------------   --------------------------
                                                          1997          1996         1997           1996
                                                          ----          ----         ----           ----
Revenue:
Premiums written:
   Direct...........................................  $ 9,653,077   $ 6,112,251   $17,547,145    $11,791,151
   Assumed..........................................       10,014         4,799        16,054         15,747
   Ceded............................................     (535,109)     (558,200)   (1,056,713)    (1,174,959)
                                                      -----------   -----------   -----------   ------------
Net premiums written................................    9,127,982     5,558,850    16,506,486     10,631,939
Change in unearned premiums.........................     (143,248)      204,396       327,132        610,214
                                                      -----------   -----------   -----------   ------------
Earned premiums.....................................    8,984,734     5,763,246    16,833,618     11,242,153
Net investment income...............................    1,501,664     1,364,174     2,973,579      2,643,298
Realized investment gains...........................        6,732       (99,286)        5,851       (141,572)
Other income........................................        3,367             0         6,030              0
                                                      -----------   -----------   -----------   ------------
                                                       10,496,497     7,028,134    19,819,078     13,743,879
Losses and expenses:
Losses and loss adjustment expenses.................    1,142,592       652,371     2,384,138      1,332,878
Reinsurance recoveries..............................      (52,696)      (37,777)      (98,392)       (65,259)
                                                      -----------   -----------   -----------   ------------
Net losses and loss adjustment expenses.............    1,089,896       614,594     2,285,746      1,267,619
Amortization of deferred policy acquisition costs...      984,388       828,975     1,957,443      1,601,207
Other operating expenses (net)......................    2,545,600     1,761,021     4,667,363      3,376,115
                                                      -----------   -----------   -----------   ------------
                                                        4,619,884     3,204,590     8,910,552      6,244,941
                                                      -----------   -----------   -----------   ------------
Income before income taxes..........................    5,876,613     3,823,544    10,908,526      7,498,938
Income taxes:
   Current..........................................        1,710        21,688         2,168        (37,741)
   Deferred.........................................    1,841,704     1,149,787     3,426,270      2,335,595
                                                      -----------   -----------   -----------   ------------
                                                        1,843,414     1,171,475     3,428,438      2,297,854
                                                      -----------   -----------   -----------   ------------
Net income..........................................  $ 4,033,199   $ 2,652,069   $ 7,480,088    $ 5,201,084
                                                      ===========   ===========   ===========   ============

Earnings per common and common equivalent share:
   Primary..........................................     $.58          $.40         $1.08            $.78
                                                      ===========   ===========   ===========   ============
   Fully diluted....................................     $.58          $.39         $1.07            $.76
                                                      ===========   ===========   ===========   ============
Shares used in computing earnings per common
   and common equivalent share:
   Primary..........................................   6,928,485      6,636,407     6,913,238      6,632,408
                                                      ===========   ===========   ===========  =============
   Fully diluted....................................   6,994,424      6,837,428     6,994,424      6,833,429
                                                      ===========   ===========   ===========  =============

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                           Six Months Ended
                                                                June 30
                                                       -------------------------
                                                           1997          1996
                                                           ----          ----
Operating activities
Net income.............................................$ 7,480,088   $ 5,201,084
Adjustments to reconcile net income
   to net cash provided by operating activities:
   Loss and unearned premium reserves..................    846,266       26,679
   Accrued expenses and other liabilities..............   (191,160)       1,789
   Current taxes payable...............................      1,726      (38,335)
   Amounts due to/from reinsurers......................    (30,230)   1,821,496
   Accrued investment income...........................   (227,777)    (175,191)
   Policy acquisition costs deferred................... (2,668,677)  (3,319,548)
   Amortization of policy acquisition costs............  1,957,443    1,601,207
   Net realized investment gains ......................     (5,851)     141,572
   Provision for depreciation..........................    278,241      173,634
   Accretion of discount on investments................   (304,510)    (297,484)
   Deferred income taxes...............................  1,027,270    1,062,795
   Unearned ceding commission..........................       (159)    (517,156)
   Other assets........................................   (608,249)     272,023
                                                       ------------  -----------
Net cash provided by operating activities..............  7,554,421    5,954,565
Investing activities
Securities available-for-sale:
    Purchases - fixed maturities.......................(17,193,982) (14,758,381)
    Sales - fixed maturities........................... 10,180,132    6,626,542
    Purchases - equities............................... (2,035,585)  (1,990,238)
    Sales - equities...................................  1,191,623    1,736,306
  Purchase of property and equipment...................   (538,477)    (262,995)
                                                       ------------  -----------
Net cash used in investing activities.................. (8,396,289)  (8,648,766)
Financing activities
Proceeds from exercise of stock options................          0      205,536
Retirement of common stock (at cost)...................          0         (512)
                                                       ------------  -----------
Net cash provided by financing activities..............          0      205,024
                                                       ------------  -----------
Net change in cash and short-term investments..........   (841,868)  (2,489,177)
Cash and short-term investments at beginning
 of period.............................................  3,662,711    4,425,448
                                                       ------------  -----------
Cash and short-term investments at end of period.......$ 2,820,843  $ 1,936,271
                                                       ============  ===========
Supplemental  schedule of cash flow
  information Cash paid during the period for
  income taxes and United States Mortgage
  Guaranty Tax and Loss Bonds.......................... $2,399,677   $1,213,559
                                                       ============  ===========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.

NOTE  2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on form 10-K for the year ended December 31, 1996.

     Certain prior year amounts have been reclassified to conform with the current year presentation. The reclassifications had no effect on previously reported net income or stockholders' equity.

NOTE 3 -- CONSOLIDATION

     The consolidated financial statements include the amounts of Triad Guaranty Inc. and its wholly-owned subsidiaries, Triad Guaranty Insurance Corporation and Triad Guaranty Assurance Corporation. All significant intercompany accounts and transactions have been eliminated.

                               TRIAD GUARANTY INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  June 30, 1997
                                   (Unaudited)


NOTE 4 -- COMMITMENTS AND CONTINGENT LIABILITIES

REINSURANCE - Triad assumes and cedes certain premiums and losses from/to reinsurers under various reinsurance agreements. Reinsurance contracts do not relieve Triad from its obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to Triad; consequently, allowances are established for amounts when deemed uncollectible.

INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations ave been eliminated.

                               TRIAD GUARANTY INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  June 30, 1997
                                   (Unaudited)


NOTE 4 -- COMMITMENTS AND CONTINGENT LIABILITIES

REINSURANCE - Triad assumes and cedes certain premiums and losses from/to reinsurers under various reinsurance agreements. Reinsurance contracts do not relieve Triad from its obligations to policyholders. Failure of the reinsurer to
ho                           1997                 1996
                                          ----                 ----
Net risk..........................  $1,855,902,566       $1,452,824,414
                                   ===============      ===============
Statutory capital and surplus.....     $58,709,857          $57,070,475
Statutory contingency reserve.....      43,906,554           35,072,109
                                   ---------------      ---------------
Total.............................    $102,616,411          $91,142,584
                                   ===============      ===============
Risk-to-capital ratio.............    18.1-to-1            15.8-to-1
                                   ===============      ===============

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

                               TRIAD GUARANTY INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  June 30, 1997
                                   (Unaudited)


greater of (a) ten percent of Triad's statutory surplus as regards to policyholders, or (b) Triad's statutory net income for the calendar year preceding the date of the dividend.

     Net income as determined in accordance with statutory accounting practices was $10,170,417 for the six months ended June 30, 1997 and $13,396,769 for the year ended December 31, 1996.

     At June 30, 1997, Triad could pay out to the parent company a dividend of $292,055, representing the earned surplus, on a statutory basis, of Triad on that date. At December 31, 1996, no dividend could be paid out to the parent company, because the surplus of Triad, on a statutory basis, was a deficit of $1,347,326.

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

NOTE 6 - - NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three and six month periods ended June 30, 1997 of $ .03 and $ .05 per share, respectively. For the three and six month periods ended June 30, 1996, the impact of Statement 128 is not expected to be material. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                               TRIAD GUARANTY INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                  June 30, 1997


     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 31, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The Company expects to adopt the provisions of Statement No. 130 in the first quarter of 1998 and will reclassify the financial statements for earlier periods provided for comparative purposes as required by the Statement. The application of the new rules will not have an impact on the Company's financial position or results of operations.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

     Net income for the first six months of 1997 increased 43.8% to $7.5 million compared to $5.2 million in the first six months of 1996. Net income for the second quarter of 1997 increased 52.1% to $4.0 million compared to $2.7 million for the second quarter of 1996. This improvement is attributable to a 49.7% (55.9% in the second quarter) increase in earned premiums, a 12.5% (10.1% in the second quarter) increase in net investment income and an improved combined loss and expense ratio.

     Net income per share assuming full dilution increased 40.5% to $1.07 for the first six months of 1997 compared to $0.76 per share for the first six months of 1996. Net income per share for the second quarter of 1997 was $0.58 on a fully diluted basis compared to $0.39 per share for the same period of 1996. Operating earnings per share were $1.07 for the first half of 1997 compared to $0.78 for the first half of 1996. Operating earnings exclude realized gains of approximately $6,000 in the first six months of 1997 and realized losses of approximately $142,000 in the same period of 1996.

     New insurance written during the first six months of 1997 was $2.0 billion compared to $1.1 billion in the first six months of 1996, an increase of 83.6%. For the second quarter, new insurance written totaled $1.3 billion in 1997 compared to $612 million in 1996. This increase in gross new insurance written is the result of continued geographic expansion and the penetration of Triad's products in the marketplace including Triad's new risk sharing products. The Company has also benefited from the January 1997 upgrade of Triad's claims-paying ability rating from "AA-" to "AA" by Standard & Poor's Corporation. A favorable interest rate environment in the first six months of 1997 caused home buying activities to remain strong. Refinance activity declined to 14.0% of new insurance written in the first six months of 1997 compared to 23.5% of insurance written in the same period of 1996. Total direct insurance in force reached $8.0 billion at June 30, 1997 compared to $5.8 billion at June 30, 1996, an increase of 37.9%.

     Net new insurance written, which excludes coverage on seasoned loans, was $1.3 billion during the first half of 1997 compared to $1.1 billion for the same period of 1996, an increase of 23.9%. According to industry data, Triad's national market share, which is calculated based on net new insurance written, increased by approximately 50% to 2.5% for the six months of 1997 compared to 1.7% for the same period of 1996.

     There exist regulatory and industry issues regarding the future of certain risk sharing programs, such as captive reinsurance, currently being marketed within the mortgage insurance industry. Triad's new risk sharing programs have been well received. In the first half of 1997, a significant portion of Triad's

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


production, which does not include captive reinsurance, resulted from its new risk sharing programs. However, the resolution of the regulatory and industry questions regarding risk sharing programs make the continued viability of such programs uncertain.

     Total direct premiums written were $17.5 million for the first six months of 1997, an increase of 48.8% compared to $11.8 million for the first six months of 1996. Net premiums written increased by 55.3% to $16.5 million in the first six months of 1997 compared to $10.6 million for the same period in 1996. Earned premiums increased 49.7% to $16.8 million for the first half of 1997 from $11.2 million in the first half of 1996. Contributing to this growth in written and earned premium were the increase in new insurance written and an improvement in the Company's persistency rate. Sales under the Company's monthly premium plan represented 94.2% of new insurance written in the first half of 1997 compared to 92.3% in the same period of 1996. Annualized persistency has improved to 84.6% in the first six months of 1997 compared to 83.2% in the first six months of 1996 reflecting the decline in refinance activity.

     In the 1996 fourth quarter, Triad introduced its revised Stick With Triad program featuring the Slam Dunk Loan(SM) approval process whereby Triad issues a certificate of insurance based on the borrower's credit score. The popularity of this product, to a large extent, has replaced customer use of Triad's delegated underwriting program. Commitments processed through Triad's delegated underwriting program accounted for 11.0% of commitments received for the first half of 1997, compared to 36.2% in the first half of 1996 and 38.0% for all of 1996.

     Net investment income for the first half of 1997 was $3.0 million, a 12.5% increase over $2.6 million in the first half of 1996. Net investment income for the second quarter of 1997 was $1.5 million, a 10.1% increase over the second quarter of 1996. This increase resulted from the growth in average invested assets of $12.8 million to $99.3 million at June 30, 1997 from $86.5 million at June 30, 1996. The yield on average invested assets decreased slightly to 6.0% for the first six months of 1997 compared to 6.1% for the same period of 1996. The portfolio's tax-equivalent yield was 7.9% for the first six months of 1997 up from 7.7% for all of 1996. Approximately 66% or $62.2 million of the Company's fixed maturity portfolio at June 30, 1997 was composed of state and municipal tax-preferred securities.

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 13.6% for the first six months of 1997 compared to 11.3% for the same period of 1996 and 13.3% for all of 1996. The loss ratio was 12.1% for the second quarter of 1997 compared to 10.7% for the second quarter of 1996. The higher loss ratios for 1997 reflect an expected higher level of delinquencies reduced by the effects of the increase in earned premiums. While the Company experienced

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


an increase in its loss ratio, paid losses continue to remain low at 6.8% and 5.8% of earned premium for the first half of 1997 and 1996, respectively. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. The Company's favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that approximately 73% of the Company's insurance in force was originated in the last 36 months. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claims frequencies on future earnings.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 80.3% in the first six months of 1997 to $2.3 million compared to $1.3 million in the first six months of 1996. Losses and loss adjustment expenses for the second quarter of 1997 were $1.1 million compared to $615,000 for the second quarter of 1996. This increase reflects the increase in the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its higher claim frequency years.

     Amortization of deferred policy acquisition costs increased by 22.2% to $2.0 million in the first six months of 1997 compared to $1.6 million for the first six months of 1996. These costs were $984,000 for the second quarter of 1997 compared to $829,000 for the second quarter of 1996, an increase of 18.7%. The increase in amortization reflects a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force.

     Other operating expenses increased to $4.7 million for the first six months of 1997 compared to $3.4 million for the same period in 1996. For the second quarter of 1997, other operating expense increase to $2.5 million from $1.8 million in the second quarter of 1996. This increase in expenses is primarily attributable to advertising, personnel, facilities and equipment costs required to support the Company's product development, geographic expansion and increased production. A decline in ceding commissions earned, which are reported as a reduction in other operating expenses, also contributed to the increase in expenses.

     The expense ratio (ratio of underwriting expenses to net premiums written) for the first half of 1997 was 40.1% compared to 46.8% for the first half of 1996 and 43.8% for all of 1996. The expense ratio for the second quarter of 1997

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED

improved to 38.7% from 46.6% reported a year earlier. The primary factor contributing to this improvement was the higher level of written premiums in the first half of 1997.

     The effective tax rate for the first six months of 1997 was 31.4% compared to 30.6% in the first six months of 1996. This increase is primarily the result of the phase-in of the 35% Federal statutory income tax rate applicable to companies with annual taxable income above $10 million. Management expects the Company's effective tax rate to remain about the same or increase slightly as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating funds are applied primarily to the payment of claims and expenses.

     The Company generated positive cash flow from operating activities for the first six months of 1997 of $7.6 million compared to $6.0 million for the first six months of 1996. The increase in Triad's operating cash flow reflects the growth in insurance written and insurance in force that has more than offset any increases in claims paid and other expenses.

     The Company's business does not routinely require significant capital expenditures. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short term investments and other investment portfolio securities.

     The parent company's cash flow is dependent on cash dividends and revenues from management fees from Triad. The insurance laws of the State of Illinois impose certain restrictions on dividends from Triad. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department. Triad had an earned surplus of $292,000 at June 30, 1997 and a deficit of $1.3 million at December 31, 1996. Triad has no immediate plans to pay a cash dividend to the parent company. The Illinois Insurance Department permits expenses of the parent company to be charged to Triad in the form of management fees.

     Consolidated invested assets were $106.4 million at June 30, 1997, including a total of $103.6 million in fixed maturity securities and equity

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


securities classified as available-for-sale. Net unrealized investment gains on equity securities were $1.7 million and on fixed maturity securities were $1.4 million at June 30, 1997.

     Approximately 8% or $7.4 million of the Company's fixed maturity portfolio at June 30, 1997 was composed of mortgage-backed securities, substantially all of which are guaranteed by U.S. Government Agencies. Certain mortgage-backed securities are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which must be reinvested at then current rates.

     Included in the Company's fixed maturity portfolio of mortgage backed securities at June 30, 1997 was $3.4 million invested in planned amortization class ("PAC") collateralized mortgage obligations ("CMOs"). PACs are tranches of CMOs specifically designed to amortize in a more predictable manner and to protect against prepayments as interest rates decline. In periods of declining interest rates, prepayments are first applied to the non-PAC tranches of the CMO, creating improved call protection for the PAC tranche. Only after all non-PAC tranches have been paid off are prepayments applied to the PAC tranche. In periods of increasing interest rates, prepayments are first applied to the PAC tranche, thus reducing extension risk for PACs. As a result, PACs have a more stable cash flow than most other mortgage securities because they have better call protection and less extension risk. All principal balances invested in CMOs by the Company are U.S. Government agency sponsored or guaranteed.

     The Company's loss reserves increased to $7.5 million at June 30, 1997 compared to $6.3 million at December 31, 1996. This growth is the result of the increases in new insurance written and the maturing of the Company's risk in force. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's reserves per delinquent loan were $23,000 at June 30, 1997 and at December 31, 1996. The Company's delinquency ratio, the ratio of delinquent insured loans to total insured loans, was 0.45% at June 30, 1997 compared to 0.44% at December 31, 1996.

     The Company's unearned premium reserve of $7.9 million at June 30, 1997 decreased from $8.2 million at December 31, 1996. This decline is attributable primarily to the continued high production of the monthly premium product, which

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


produces little unearned premium compared to annual and single premium products. Refinance activity is also responsible for the decrease in unearned premiums, whereby older annual premium policies are replaced by monthly premium policies.

     Total stockholders' equity increased to $99.7 million at June 30, 1997 from $91.7 million at December 31, 1996. This increase resulted from net income of $7.5 million for the first six months of 1997 and an increase in net unrealized gains on invested assets classified as available-for-sale of $492,000 (net of income tax).

     Triad's total statutory policyholders' surplus increased to $58.7 million at June 30, 1997 from $57.1 million at December 31, 1996. This increase resulted from net income of $10.2 million offset primarily by an increase in the statutory contingency reserve of $8.8 million. Triad's statutory earned surplus was $292,000 at June 30, 1997 compared to a deficit of $1.3 million at December 31, 1996, reflecting growth in statutory net income greater than the increase in the statutory contingency reserve. The balance in the statutory contingency reserve was $43.9 million at June 30, 1997 compared to $35.1 million at December 31, 1996.

     The Company expects to incur aggregate capital costs of approximately $2.0 million in 1997 and 1998 to upgrade and enhance its computer systems and technological capabilities. The Company expects to fund such expenditures with cash flow from operations.

     Triad's ability to write insurance depends on the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. Freddie Mac and Fannie Mae require Triad to maintain a risk-to-capital ratio of no more than 25-to-1. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of June 30, 1997 Triad's risk-to-capital ratio was 18.1-to-1, and as of December 31, 1996 was 15.8-to-1, as compared to 19.4-to-1 for the industry as a whole at December 31, 1996, the latest industry data available. Management believes its risk- to-capital ratio can increase up to approximately 20-to-1 without an adverse effect on its claims-paying ability ratings. With increasing production, management and the Board of Directors are evaluating the Company's needs and alternatives for additional capital for Triad.

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


increase in primary earnings per share for the three and six month periods ended June 30, 1997 of $ .03 and $ .05 per share, respectively. For the three and six month periods ended June 30, 1996, the impact of Statement 128 is not expected to be material. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income which is effective for fiscal years beginning after December 31, 1997. The Statement establishes standards for the reporting and display of comprehensive income and its components in financial statements. The Company expects to adopt the provisions of Statement No. 130 in the first quarter of 1998 and will reclassify the financial statements for earlier periods provided for comparative purposes as required by the Statement. The application of the new rules will not have an impact on the Company's financial position or results of operations.

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

ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 22, 1997. Shares entitled to vote at the Annual Meeting totaled 6,645,361, of which 5,724,708 shares were represented at the meeting.

     At the Annual Meeting, the following five directors were elected. Also shown are the number of shares cast for and authorization withheld for each nominee.


Name of Nominee             Number of Votes for    Authorization Withheld
---------------             -------------------    ----------------------
Robert T. David                  5,723,708                 1,000
Raymond H. Elliott               5,723,708                 1,000
William T. Ratliff, III          5,723,708                 1,000
Darryl W. Thompson               5,723,708                 1,000
David W. Whitehurst              5,723,708                 1,000

     Additionally, at the Annual Meeting, stockholders approved a resolution to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 20,000,000.

     No other matters came before the Annual Meeting or any adjournments thereof.

ITEM 5.  OTHER INFORMATION - None

ITEM 6.    a.  EXHIBITS


          Exhibit No.                       Description
          -----------                       -----------
              3.1                Certificate of Incorporation of the
                                      Registrant, as Amended

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

                                          TRIAD GUARANTY INC.


Date: August 12, 1997
                                          /s/ Michael R. Oswalt
                                          ------------------------------
                                          Michael R. Oswalt
                                          Vice President and Controller,
                                          Principal Accounting Officer

                                  EXHIBIT INDEX




    EXHIBIT
    NUMBER                              DESCRIPTION
    ------                              -----------
      3.1            Certificate of Incorporation of the Registrant, as Amended

      11             Statement Re Computation of Net Income per Share

      27             Financial Data Schedule