Form 10-Q
period 1997-09-30
TRIAD GUARANTY INC
filed 1997-11-14
CIK 911631

FORM 10-Q
                           ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                                 (910) 723-1282
              (Registrant's telephone number, including area code)
                          -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

Number of shares of Common Stock, $.01 par value, outstanding as of November 10, 1997: 13,291,722 shares. Outstanding share amount reflects the registrant's 2-for-1 stock split effective October 28, 1997.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                            Page
                                                                          Number
PART I. FINANCIAL INFORMATION:

   ITEM 1. FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of September 30, 1997 (Unaudited)
            and December 31, 1996..............................................3

   Consolidated Statements of Income for the Three and Nine Month
            Periods Ended September 30, 1997 and 1996 (Unaudited)..............4

   Consolidated Statements of Cash Flows for the Nine Month
            Periods Ended September 30, 1997 and 1996 (Unaudited)..............5

   Notes to Consolidated Financial Statements..................................6

   Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................10

PART II. OTHER INFORMATION:

   Item 6. Exhibits and Reports on Form 8-K...................................17

   Signatures.................................................................17

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      September 30, December 31,
                                                          1997          1996
                                                      ------------  ------------
Assets                                                 (Unaudited)
Invested assets:
  Securities available-for-sale, at fair value:
    Fixed maturities .................................$ 99,278,646  $ 87,229,855
    Equity securities.................................  10,522,188     7,494,817
  Short-term investments..............................   3,950,109     3,302,125
                                                      ------------  ------------
                                                      $113,750,943  $ 98,026,797

Cash..................................................      23,293       360,586
Accrued investment income.............................   1,652,154     1,126,642
Deferred policy acquisition costs.....................  11,455,857    10,198,397
Property and equipment................................   2,322,645     1,705,389
Prepaid reinsurance premium...........................     264,363       300,200
Reinsurance recoverable...............................     189,096       153,274
Other assets..........................................   1,618,713       531,238
                                                      ------------  ------------
Total assets..........................................$131,277,064  $112,402,523
                                                      ============  ============
Liabilities and stockholders' equity Liabilities:
  Losses and loss adjustment expenses.................$  8,282,460  $  6,305,397
  Unearned premiums...................................   8,085,950     8,216,478
  Amounts payable to reinsurer........................       1,145         1,993
  Current taxes payable...............................       3,318         1,596
  Deferred income taxes...............................   6,694,744     4,276,081
  Unearned ceding commission..........................      72,424        80,573
  Accrued expenses and other liabilities..............   2,147,209     1,840,369
                                                      ------------  ------------
Total liabilities.....................................  25,287,250    20,722,487
Commitments and contingent liabilities - Note 4
Stockholders' equity:
  Preferred stock, par value $.01 per share,
    authorized 1,000,000 shares; no shares
    issued and outstanding............................      ---           ---
  Common stock, par value $.01 per share,
    authorized 20,000,000  shares;  13,291,722
    shares issued and outstanding at September 30,
    1997 and 6,645,361 at December 31, 1996 - Note 7..     132,917        66,453
  Additional paid-in capital..........................  59,355,747    59,346,832
  Unrealized gain on available-for-sale securities,
     net of income tax liability of $1,952,270 at
     September 30, 1997 and $823,287 at
     December 31, 1996................................   3,651,385     1,568,800
  Retained earnings...................................  42,849,765    30,697,951
                                                      ------------  ------------
Total stockholders' equity............................ 105,989,814    91,680,036
                                                      ------------  ------------
Total liabilities and stockholders' equity............$131,277,064  $112,402,523
                                                      ============  ============

                             See accompanying notes

                               TRIAD GUARANTY INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended                Nine Months Ended
                                                            September 30                     September 30
                                                    ----------------------------    ----------------------------
                                                        1997             1996            1997            1996
Revenue:
Premiums written:
   Direct .......................................   $ 11,088,559    $  7,217,239    $ 28,635,704    $ 19,008,390
   Assumed ......................................          7,150           4,559          23,204          20,306
   Ceded ........................................       (485,041)       (537,661)     (1,541,755)     (1,712,620)
                                                    ------------    ------------    ------------    ------------
Net premiums written ............................     10,610,668       6,684,137      27,117,153      17,316,076
Change in unearned premiums .....................       (232,442)       (171,273)         94,691         438,941
                                                    ------------    ------------    ------------    ------------
Earned premiums .................................     10,378,226       6,512,864      27,211,844      17,755,017
Net investment income ...........................      1,729,886       1,368,002       4,703,465       4,011,300
Realized investment gains .......................         71,616         (12,334)         77,466        (153,906)
Other income ....................................          1,686               0           7,716               0
                                                    ------------    ------------    ------------    ------------
                                                      12,181,414       7,868,532      32,000,491      21,612,411
Losses and expenses:
Losses and loss adjustment expenses .............      1,554,580       1,048,633       3,938,719       2,381,510
Reinsurance recoveries ..........................        (34,927)        (35,826)       (133,320)       (101,085)
                                                    ------------    ------------    ------------    ------------
Net losses and loss adjustment expenses .........      1,519,653       1,012,807       3,805,399       2,280,425
Amortization of deferred policy acquisition costs      1,049,639         816,832       3,007,082       2,418,039
Other operating expenses (net) ..................      2,704,303       1,840,693       7,371,666       5,216,808
                                                    ------------    ------------    ------------    ------------
                                                       5,273,595       3,670,332      14,184,147       9,915,272
                                                    ------------    ------------    ------------    ------------
Income before income taxes ......................      6,907,819       4,198,200      17,816,344      11,697,139
Income taxes:
   Current ......................................            223             223           2,391         (37,518)
   Deferred .....................................      2,169,410       1,309,466       5,595,680       3,645,061
                                                    ------------    ------------    ------------    ------------
                                                       2,169,633       1,309,689       5,598,071       3,607,543
                                                    ------------    ------------    ------------    ------------
Net income ......................................   $  4,738,186    $  2,888,511    $ 12,218,273    $  8,089,596
                                                    ============    ============    ============    ============

Earnings per common and common equivalent share:
   Primary ......................................   $   .34         $   .21         $   .88         $    .61
                                                    ============    ============    ============    ============
   Fully diluted ................................   $   .34         $   .21         $   .87         $    .59
                                                    ============    ============    ============    ============
Shares used in computing earnings per common
   and common equivalent share:
   Primary ......................................     14,014,582      13,737,574      13,889,126      13,273,514
                                                    ============    ============    ============    ============
   Fully diluted ................................     14,075,314      13,762,408      14,074,914      13,745,200
                                                    ============    ============    ============    ============

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                          Nine Months Ended
                                                             September 30
                                                     ---------------------------
                                                          1997          1996
                                                          ----          ----
OPERATING ACTIVITIES
Net income ........................................... $12,218,273  $ 8,089,596
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Loss and unearned premium reserves ...............   1,846,535       667,374
   Accrued expenses and other liabilities ...........     326,267       246,133
   Current taxes payable ............................       1,722       (38,331)
   Amounts due to/from reinsurers ...................        (833)    1,818,475
   Accrued investment income ........................    (525,512)     (290,700)
   Policy acquisition costs deferred ................  (4,264,541)    4,569,653)
   Amortization of policy acquisition costs .........   3,007,082     2,418,039
   Net realized investment gains ....................     (77,466)      153,906
   Provision for depreciation .......................     434,894       276,541
   Accretion of discount on investments .............    (463,182)     (444,646)
   Deferred income taxes ............................   1,289,680     1,539,794
   Unearned ceding commission .......................      (8,149)     (526,402)
   Real estate acquired in claim settlement .........           0      (134,401)
   Other assets .....................................  (1,086,688)      240,047
                                                      -----------   ------------
Net cash provided by operating activities ...........  12,698,082     9,445,772
INVESTING ACTIVITIES
Securities available-for-sale:
    Purchases - fixed maturities .................... (20,254,380)  (16,999,911)
    Sales - fixed maturities ........................  10,582,547     7,047,623
    Purchases - equities ............................  (3,150,355)   (2,595,723)
    Sales - equities ................................   1,469,121     1,824,431
  Purchase of property and equipment ................  (1,043,244)     (560,598)
                                                      -----------   ------------
Net cash used in investing activities ............... (12,396,311)  (11,284,178)
FINANCING ACTIVITIES
Proceeds from exercise of stock options .............       8,920       205,536
Retirement of common stock (at cost) ................           0          (512)
                                                      -----------   ------------
Net cash provided by financing activities ...........       8,920       205,024
                                                      -----------   -----------
Net change in cash and short-term investments .......     310,691     1,633,382)
Cash and short-term investments at
  beginning of period................................   3,662,711     4,425,448
                                                      -----------   -----------
Cash and short-term investments at end of period .... $ 3,973,402   $ 2,792,066
                                                      ===========   ============
Supplemental schedule of cash flow information
  Cash paid during the period for income
  taxes and United States Mortgage Guaranty
  Tax and Loss Bonds ................................ $  4,306,900  $ 1,948,782
                                                      ============  ============

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


NOTE 1 -- THE COMPANY

      Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.


NOTE  2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on form 10-K for the year ended December 31, 1996.


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

                               TRIAD GUARANTY INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                               September 30, 1997
                                   (Unaudited)


INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at September 30, 1997 and December 31, 1996, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:


                                      September 30,         December 31,
                                          1997                  1996
                                          ----                  ----

Net risk...........................   $2,066,871,668      $1,452,824,414
                                     ===============      ==============
Statutory capital and surplus......   $   60,132,542      $   57,070,475
Statutory contingency reserve......       49,000,126          35,072,109
                                     ---------------      --------------
Total..............................   $  109,132,668      $   92,142,584
                                     ===============      ==============
Risk-to-capital ratio..............      18.9-to-1           15.8-to-1
                                     ===============      ==============

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

     Net income as determined in accordance with statutory accounting practices was $16,493,981 for the nine months ended September 30, 1997 and $13,396,769 for the year ended December 31, 1996.

     At September 30, 1997, Triad could pay out to the parent company a dividend of $1,714,740, representing the earned surplus, on a statutory basis, of Triad

                               TRIAD GUARANTY INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                               September 30, 1997
                                   (Unaudited)

on that date. At December 31, 1996, no dividend could be paid out to the parent company, because the surplus of Triad, on a statutory basis, was a deficit of $1,347,326.

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

NOTE 6 - - NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of calculating basic earnings per share is expected to result in an increase in primary earnings per share for the three and nine month periods ended September 30, 1997 of $ .02 and $ .04 per share, respectively. For the three and nine month periods ended September 30, 1996, the impact of Statement 128 is not expected to be material. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

                               TRIAD GUARANTY INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                               September 30, 1997
                                   (Unaudited)


NOTE 7 - - STOCK SPLIT

     On September 18, 1997, Triad's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend effective October 28, 1997 to holders of record as of October 10, 1997. The stock split has been recorded as of September 30, 1997 by a transfer of $66,459 from retained earnings to common stock, representing a $0.01 par value for each share issued. All per share data in this report have been restated to reflect the split.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Net income for the first nine months of 1997 increased 51% to $12.2 million compared to $8.1 million in the first nine months of 1996. Net income for the third quarter of 1997 increased 64% to $4.7 million compared to $2.9 million for the third quarter of 1996. This improvement is primarily attributable to a 53.3% (59.3% in the third quarter) increase in earned premiums and also to increased net investment income and an improved combined loss and expense ratio.

     Fully diluted net income per share, which reflects the two-for-one stock split effective on October 28, 1997, increased 47.5% to $0.87 for the first nine months of 1997 compared to $0.59 per share for the first nine months of 1996. Net income per share for the third quarter of 1997 was $0.34 on a fully diluted basis compared to $0.21 per share for the same period of 1996. Operating earnings per share were $0.86 for the first nine months of 1997 compared to $0.60 for the first nine months of 1996, an increase of 45%. Operating earnings exclude realized gains of approximately $77,000 in the first nine months of 1997 and realized losses of approximately $154,000 in the same period of 1996.

     New insurance written, which includes insurance on new and seasoned loans, was $3.1 billion for the first nine months of 1997 as compared to $1.6 billion for the same period of 1996, an increase of 87.9%. For the third quarter, new insurance written increased 95.8% to $1.1 billion in 1997 compared to $576 million in 1996. This increase in gross new insurance written is the result of continued geographic expansion and the penetration of Triad's products in the marketplace including Triad's new risk sharing products. Of the $3.1 billion in total new insurance production, $952 million was attributable to seasoned loans. The Company has also benefited from the January 1997 upgrade of Triad's claims-paying ability rating from "AA-" to "AA" by Standard & Poor's Corporation. A favorable interest rate environment in the first nine months of 1997 caused home buying activities to remain strong. Refinance activity declined to 13.0% of new insurance written in the first nine months of 1997 compared to 18.8% of insurance written in the same period of 1996. Total direct insurance in force reached $8.8 billion at September 30, 1997 compared to $6.2 billion at September 30, 1996, an increase of 41.8%.

     Net new insurance written, which includes coverage on new loans only, was $2.1 billion for the first nine months of 1997 compared to $1.6 billion for the same period of 1996, an increase of 30.1%. Management expects almost all of the production in the remainder of 1997 and 1998 to be comprised of coverage on new loans. According to industry data, Triad's national market share, which is

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


calculated based on net new insurance written, increased by approximately 47% to 2.5% for the nine months of 1997 compared to 1.7% for the same period of 1996.

     Regulatory and industry issues exist regarding the future of certain risk sharing programs, such as captive reinsurance, currently being marketed within the mortgage insurance industry. In the first nine months of 1997 a significant portion of Triad's production, which does not include captive reinsurance, resulted from Triad's new risk sharing programs. However, the resolution of the regulatory and industry questions regarding risk sharing programs makes the continued viability of such programs uncertain.

     Total direct premiums written were $28.6 million for the first nine months of 1997, an increase of 50.6% compared to $19.0 million for the first nine months of 1996. Net premiums written increased by 56.6% to $27.1 million in the first nine months of 1997 compared to $17.3 million for the same period in 1996. Earned premiums increased 53.3% to $27.2 million for the first nine months of 1997 from $17.8 million in the first nine months of 1996. Contributing to this growth in written and earned premium was the increase in new insurance written, offset slightly by the decline in the Company's persistency rate. Sales under the Company's monthly premium plan represented 93.5% of new insurance written in the first nine months of 1997 compared to 92.7% in the same period of 1996. Annualized persistency was 84.1% for the first nine months of 1997 compared to 84.3% for the first nine months of 1996.

     In the 1996 fourth quarter, Triad introduced its revised Stick With Triad program featuring the Slam Dunk Loan SM approval process whereby Triad issues a certificate of insurance based on the borrower's credit score. The popularity, to a large extent, of this product has reduced customer use of Triad's delegated underwriting program. Commitments processed through Triad's delegated underwriting program accounted for 12.9% of commitments received for the first nine months of 1997, compared to 38.1% in the first nine months of 1996 and 38.0% for all of 1996.

     Net investment income for the first nine months of 1997 was $4.7 million, a 17.3% increase over $4.0 million in the first nine months of 1996. This increase resulted from the growth in average invested assets of $13.4 million to $101.5 million at September 30, 1997 from $88.1 million at September 30, 1996. The yield on average invested assets increased slightly to 6.2% for the first nine months of 1997 compared to 6.1% for the same period of 1996. The portfolio's tax-equivalent yield was 7.9% for the first nine months of 1997 up from 7.7% for all of 1996. Approximately 67% or $66.5 million of the Company's fixed maturity portfolio at September 30, 1997 was composed of state and municipal tax-preferred securities as compared to 53% at December 31, 1996 and 37% at December 31, 1995.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 14.0% for the first nine months of 1997 compared to 12.8% for the same period of 1996 and 13.3% for all of 1996. The loss ratio was 14.6% for the third quarter of 1997 compared to 15.6% for the third quarter of 1996. The Company's favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that approximately 74% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claims frequencies on future earnings.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 66.9% in the first nine months of 1997 to $3.8 million compared to $2.3 million in the first nine months of 1996. Losses and loss adjustment expenses for the third quarter of 1997 were $1.5 million compared to $1.0 million for the third quarter of 1996. This increase reflects the increase in the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its higher claim frequency years.

     Amortization of deferred policy acquisition costs increased by 24.4% to $3.0 million in the first nine months of 1997 compared to $2.4 million for the first nine months of 1996. These costs were $1.0 million for the third quarter of 1997 compared to $817,000 for the third quarter of 1996, an increase of 28.5%. The increase in amortization reflects a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force.

     Other operating expenses increased to $7.4 million for the first nine months of 1997 compared to $5.2 million for the same period in 1996. For the third quarter of 1997, other operating expense increased to $2.7 million from $1.8 million in the third quarter of 1996. This increase in expenses is primarily attributable to advertising, personnel, facilities and equipment costs required to support the Company's product development, technology enhancements, geographic expansion and increased production.

     The expense ratio (ratio of underwriting expenses to net premiums written) for the first nine months of 1997 was 38.3% compared to 44.1% for the first nine months of 1996 and 43.8% for all of 1996. The expense ratio for the third

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


quarter  of  1997  improved  to  35.4%  from  39.8%  reported  a  year  earlier.
Contributing to this improvement is the higher level of written premiums partially offset by the increase in expenses.

     The effective tax rate for the first nine months of 1997 was 31.4% compared to 30.8% in the first nine months of 1996. This increase is primarily the result of the phase-in of the 35% Federal statutory income tax rate applicable to companies with annual taxable income above $10 million. Management expects the Company's effective tax rate to remain about the same or increase slightly as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating funds are applied primarily to the payment of claims and expenses.

     The Company generated positive cash flow from operating activities for the first nine months of 1997 of $12.7 million compared to $9.4 million for the first nine months of 1996. The increase in Triad's operating cash flow reflects the growth in insurance written and insurance in force that has more than offset the increases in claims paid and other expenses.

     The Company's business does not routinely require significant capital expenditures. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short term investments and other investment portfolio securities.

     The parent company's cash flow is dependent on cash dividends and revenues from management fees from Triad. The insurance laws of the State of Illinois impose certain restrictions on dividends from Triad. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department. Triad had an earned surplus of $1.7 million at September 30, 1997 and a deficit of $1.3 million at December 31, 1996. Triad has no immediate plans to pay a cash dividend to the parent company. The Illinois Insurance Department permits expenses of the parent company to be paid by Triad in the form of management fees.

     Consolidated invested assets were $113.8 million at September 30, 1997, including a total of $109.8 million in fixed maturity securities and equity securities classified as available- for-sale. Net unrealized investment gains on

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


equity securities were $2.3 million and on fixed maturity securities were $3.3 million at September 30, 1997.

     Approximately 7.5% or $7.2 million of the Company's fixed maturity portfolio at September 30, 1997 was composed of mortgage-backed securities, substantially all of which are guaranteed by U.S. Government Agencies. Certain mortgage-backed securities are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which must be reinvested at then current rates.

     Included in the Company's fixed maturity portfolio of mortgage backed securities at September 30, 1997 was $3.3 million invested in planned amortization class ("PAC") collateralized mortgage obligations ("CMOs"). PACs are tranches of CMOs specifically designed to amortize in a more predictable manner and to protect against prepayments as interest rates decline. In periods of declining interest rates, prepayments are first applied to the non-PAC tranches of the CMO, creating improved call protection for the PAC tranche. Only after all non-PAC tranches have been paid off are prepayments applied to the PAC tranche. In periods of increasing interest rates, prepayments are first applied to the PAC tranche, thus reducing extension risk for PACs. As a result, PACs have a more stable cash flow than most other mortgage securities because they have better call protection and less extension risk. All principal balances invested in CMOs by the Company are U.S. Government agency sponsored or guaranteed.

     The Company's loss reserves increased to $8.3 million at September 30, 1997 compared to $6.3 million at December 31, 1996. This growth is the result of the increases in new insurance written and the maturing of the Company's risk in force. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's reserves per delinquent loan were $22,600 at September 30, 1997 and $23,100 at December 31, 1996. The Company's delinquency ratio, the ratio of delinquent insured loans to total insured loans, was 0.46% at September 30, 1997 compared to 0.44% at December 31, 1996.

     The Company's unearned premium reserve of $8.1 million at September 30, 1997 decreased from $8.2 million at December 31, 1996. This decline is attributable primarily to the continued production of the monthly premium product, which produces little unearned premium compared to annual and single premium products. Refinance activity is also responsible for the decrease in unearned premiums, whereby older annual premium policies are replaced by monthly premium policies.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


     Total stockholders' equity increased to $106.0 million at September 30, 1997 from $91.7 million at December 31, 1996. This increase resulted from net income of $12.2 million for the first nine months of 1997 and an increase, during 1997, in net unrealized gains on invested assets classified as available-for-sale of $2.1 million (net of income tax).

     Triad's total statutory policyholders' surplus increased to $60.1 million at September 30, 1997 from $57.1 million at December 31, 1996. This increase resulted from statutory net income of $16.5 million and unrealized gains of $1.1 million offset primarily by an increase in the statutory contingency reserve of $13.9 million. Triad's statutory earned surplus was $1.7 million at September 30, 1997 compared to a deficit of $1.3 million at December 31, 1996, reflecting growth in statutory net income greater than the increase in the statutory contingency reserve. The balance in the statutory contingency reserve was $49.0 million at September 30, 1997 compared to $35.1 million at December 31, 1996.

     The Company expects to incur aggregate capital costs of approximately $2.0 million in 1997 and 1998 to upgrade and enhance its computer systems and technological capabilities. The Company expects to fund such expenditures with cash flow from operations. As a part of this effort, management has initiated a program to prepare the Company's computer systems and applications to be year 2000 compliant. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancement necessary to prepare the systems for the year 2000. Most of the modifications will be made as part of the Company's capital upgrade to its computer systems throughout the remainder of 1997 and 1998.

     Triad's ability to write insurance depends on the adequacy of its statutory capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. Freddie Mac and Fannie Mae require Triad to maintain a risk-to-capital ratio of no more than 25-to-1. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of September 30, 1997 Triad's risk-to-capital ratio was 18.9-to-1, and as of December 31, 1996 was 15.8-to-1, as compared to 19.4-to-1 for the industry as a whole at December 31, 1996, the latest industry data available. Management believes its risk-to-capital ratio can increase up to approximately 20-to-1 without an adverse effect on its claims-paying ability ratings. With increasing production, management and the Board of Directors are evaluating the Company's needs and alternatives for additional capital for Triad. Management anticipates initiating a private placement offering of up to $35 million in the fourth quarter of 1997.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of calculating basic earnings per share is expected to result in an increase in primary earnings per share for the three and nine month periods ended September 30, 1997 of $ 0.02 and $0.04 per share, respectively. For the three and nine month periods ended September 30, 1996, the impact of Statement 128 is not expected to be material. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward looking statements relating to future plans, expectations and performance which involve various risks and uncertainties, including but not limited to the following: interest rates may increase from their current levels; housing transactions and mortgage issuance may decrease for many reasons including changes in interest rates or economic conditions; the Company's market share may change as a result of changes in underwriting criteria or competitive products or rates; the amount of new insurance written could be affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae; the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions. Economic downturns in regions where Triad's risk is more concentrated could have a particularly adverse affect on Triad's financial condition and loss development. Accordingly, actual results may differ from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

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

                                          TRIAD GUARANTY INC.


Date: November 13, 1997
                                          /s/ Michael R. Oswalt
                                          -----------------------------
                                          Michael R. Oswalt
                                          Vice President and Controller,
                                          Principal Accounting Officer

                                  EXHIBIT INDEX




         Exhibit
         Number                             Description
         ------                             -----------
           11             Statement Re Computation of Net Income per Share
           27             Financial Data Schedule