Form 10-K
period 1997-12-31
TRIAD GUARANTY INC
filed 1998-03-26
CIK 911631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________
Commission file number 0-22342
                                   ---------
                               TRIAD GUARANTY INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      56-1838519
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
    incorporation or organization)

   101 South Stratford Road, Suite 500
      Winston-Salem, North Carolina                          27104
 (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (336) 723-1282

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 17, 1998, computed by reference to the last reported price at which the stock was sold on such date, was $287,675,048.

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of February 17, 1998 was 13,302,721.

Portions of the following documents are        Part of this Form 10-K into which
incorporated by reference into this            the document isincorporated
Form 10-K:                                     by reference:

  Triad Guaranty Inc.                                      Part III
  Proxy Statement for 1998 Annual Meeting
  of Stockholders

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

     Triad was formed in 1987 as a wholly-owned subsidiary of Primerica Corporation and began writing private mortgage insurance in 1988. In September 1989, Triad was acquired by Collateral Mortgage, Ltd. ("CML"), a mortgage banking and real estate lending firm located in Birmingham, Alabama. In 1990, CML contributed the outstanding stock of Triad to its affiliate, Collateral Investment Corp. ("CIC"), an insurance holding company.

     The Company was incorporated by CIC in Delaware in August 1993 for the purpose of holding all the outstanding stock of Triad and to undertake the initial public offering of the Company's Common Stock, which was completed in November 1993. CIC currently owns 20.1% and CML owns 19.3% of the outstanding Common Stock of the Company.

     The principal executive offices of the Company are located at 101 South Stratford Road, Suite 500, Winston-Salem, North Carolina 27104. Its telephone number is (336) 723-1282.

TYPES OF MORTGAGE INSURANCE

     There are two  principal  types of  private  mortgage  insurance  coverage:
"primary" and "pool". The Company offers only primary insurance.

PRIMARY INSURANCE

     Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the "claim amount"). The claim amount, to which the appropriate coverage percentage (typically 15% to 30% as of December 31, 1997) is applied, generally ranges from 110% to 115% of the unpaid principal balance of the loan. The Company's obligation to an insured lender with respect to a claim is determined by applying the appropriate coverage percentage to the claim amount. Under its master policy, the Company has the option of paying the entire claim amount and taking title to the mortgaged property or paying the coverage percentage in full satisfaction of its obligations under the insurance written. Primary insurance can be placed on many types of loan instruments and generally applies to loans secured by mortgages on owner occupied homes. The Company underwrites primary insurance on a loan-by-loan basis and on a "delegated underwriting" basis to a select group of lenders. Mortgage originators who participate in the Company's delegated program are allowed to issue a certificate of insurance on the loans it underwrites if certain strict qualifications are met.

     The Company offers primary coverage generally ranging from 6% to 35% of the claim amount with most coverage in the 15% to 30% range as of December 31, 1997. The coverage percentage provided by the Company is selected by the insured lender, subject to the Company's underwriting approval, usually in order to comply with existing Freddie Mac and Fannie Mae requirements to reduce their loss exposure on loans they purchase to 75% or less of the property's value at the time the loan is originated.

     The Company's premium rates vary depending upon the loan-to-value (LTV) ratio, loan type, mortgage term, coverage amount and type, which all affect the perceived risk of a claim on the insured mortgage loan. Generally, premium rates cannot be changed after the issuance of coverage. The Company, consistent with industry practice, generally utilizes a nationally based, rather than a regional or local, premium rate structure.

     Mortgage insurance premiums are usually paid by the mortgage borrower to the mortgage lender or servicer, which in turn remits the premiums to the mortgage insurer. The Company has three basic types of borrower paid premium plans. The first is a monthly premium plan under which only one or two months' premium is paid at the mortgage loan closing and in some cases no premiums are paid at closing. Thereafter level monthly premiums are collected by the loan servicer for monthly remittance to the Company. In 1996, the Company introduced a variation of the monthly premium plan under which the initial mortgage insurance payment is deferred until the first loan payment is remitted to the Company. This deferred monthly premium product decreases the amount of cash required from the borrower at closing, therefore, making home ownership more affordable. Monthly premium plans represented 94% of new insurance written in

1997. Based on the positive response from mortgage borrowers to the monthly premium plan product, the Company expects that the percentage of new business written on monthly premium plans will remain at least at the current level.

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

     In addition to the borrower paid plans, the Company has a lender-paid plan whereby mortgage insurance premiums are charged to the mortgage lender or loan servicer, which pays the premium to the Company. The lender builds the mortgage insurance premium into the borrower's interest rate. The Company's lender-paid plan allows the lender to offer borrowers lower cost mortgages by reducing the necessary closing costs compared to certain borrower paid plans. The Company's lender-paid plan has been approved for use by Fannie Mae and Freddie Mac.

     In 1997, the Company introduced a mortgage insurance program to enable the Company to better meet the needs and requirements of larger national lenders. The program increases the lender's share of the risk of loss on an insured book of business and provides for a fee to the lender for this increased risk. Regulatory and industry issues exist regarding the future of certain risk sharing programs, such as captive reinsurance, currently being marketed within the mortgage insurance industry. A significant portion of Triad's 1997 production, which does not include captive reinsurance, resulted from Triad's new risk sharing programs. However, the resolution of the regulatory and industry questions regarding risk sharing programs makes the continued viability of such programs uncertain.

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

     Insured lenders may cancel insurance at any time at their option. A borrower may request that an insured servicer cancel insurance on a mortgage loan when its loan balance is less than 80% of the property's current value, but loan servicers are generally restricted in their ability to grant such requests by secondary market requirements as well as by certain other regulatory restrictions. Legislation currently is being discussed, however, which could affect the cancellation of private mortgage insurance. See "Regulation - Indirect Regulation".

     When a borrower refinances a Triad-insured mortgage loan by paying it off in full with the proceeds of a new mortgage, the insurance on that existing mortgage is canceled, and insurance on the new mortgage is considered to be new insurance written. Therefore, continuation of Triad's coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. The percentage of new insurance written represented by refinanced loans was 14.0%, 16.9%, and 9.3% in 1997, 1996, and 1995, respectively.

     To the extent canceled insurance coverage in areas experiencing economic growth is not replaced by new insurance in such areas, the percentage of the Company's book of business in economically weaker areas may increase. This development may occur during periods of heavy mortgage refinancing. Refinanced loans in regions experiencing economic growth are less likely to require private mortgage insurance, while borrowers in economically distressed areas are less likely to qualify for refinancing because of depreciated real estate values. Throughout the 1990's high refinancing activity occurred because of lower mortgage interest rates. The percentage of the Company's policies in force at the end of the year that were canceled during the following year was 15.6%, 14.7%, and 13.6% in 1997, 1996, and 1995, respectively. The cancellations which have occurred since 1988 have not had a material impact on the geographic dispersion of the Company's risk in force.

CUSTOMERS

     Residential mortgage lenders such as mortgage bankers, mortgage brokers, commercial banks and savings institutions are the principal customers of the Company. At December 31, 1997, approximately 53% of the Company's risk in force came from mortgage bankers, 22% from mortgage brokers, 16% from commercial banks and 9% from savings institutions. At December 31, 1996, 47% of the Company's risk in force came from mortgage bankers, 24% from mortgage brokers, 17% from commercial banks and 12% from savings institutions. Although mortgage lenders are the Company's principal customers, individual mortgage borrowers generally bear the cost of primary insurance coverage.

     To obtain primary insurance from the Company, a mortgage lender must first apply for and receive a master policy from the Company. The Company's approval of a lender as a master policyholder is based, among other factors, upon an evaluation of the lender's financial position and its management's demonstrated adherence to sound loan origination practices.

     The master policy sets forth the terms and conditions of the Company's mortgage insurance policy. The master policy does not obligate the lender to obtain insurance from the Company, nor does it obligate the Company to issue insurance on a particular loan. The master policy provides that the lender must submit individual loans for insurance to the Company and the loan, subject to certain stringent criteria, must be approved by the Company to effect coverage (except in the case of delegated underwriting and when the originator has the authority to approve coverage within certain guidelines). The Company had approximately 6,096 master policy holders at December 31, 1997, compared to 5,750 at December 31, 1996.

     The Company's ten largest customers were responsible for 32.2%, 23.4%, and 23.7% of direct risk in force at December 31, 1997, 1996, and 1995, respectively. The largest single customer of the Company (including branches and affiliates of that customer), measured by risk in force, accounted for 10.2%, 3.3%, and 3.4% at December 31, 1997, 1996, and 1995, respectively.

SALES AND MARKETING

     The Company currently markets its insurance products through a field sales force of twenty-five salaried account executives, three regional sales managers, four national accounts representatives and two exclusive commissioned general agencies each serving a specific geographic market. The Company is licensed to do business in 43 states and the District of Columbia and has licenses pending in three states. The Company is actively serving mortgage originators in 34 states and the District of Columbia.

     In  1997,   the  Company  added  to  its  existing  sales  force  with  new representation  in the  Pacific  Northwest,  the  Upper  Midwest,  and  two  new
representatives to service the national account market of larger mortgage lenders. Currently, the Company is approved to do business with 21 of the top 30 lenders. The Company will continue to evaluate geographic expansion opportunities, as well as the need for additional sales representation.

     The success of the Company is dependent upon the services of its account executives and general agents. For 1997, the Company's two exclusive commissioned general agencies produced approximately 18% of the Company's new direct insurance written while the salaried account executives and the national account representatives produced the remainder. The loss of the services of any of its key account executives or general agencies could have a material adverse effect on the Company's operations.

COMPETITION AND MARKET SHARE

     Triad and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (" FHA"). These agencies sponsor government-backed mortgage insurance programs which accounted for approximately 46% of high LTV loans in 1997 and 45% in 1996. In addition to competition from federal agencies, Triad and other private mortgage insurers face competition from state-supported mortgage insurance funds. Several of these states (among them, California, Connecticut, Massachusetts, New York and Vermont) have state housing insurance funds which are either independent agencies or affiliated with state housing agencies. Indirectly, the Company also competes with certain mortgage lenders which forego private mortgage insurance and self-insure against the risk of loss from defaults on all or a portion of their low down payment mortgage loans.

     Various proposals are being discussed by Congress and certain federal agencies to reform or modify the FHA. Management is unable to predict the scope and content of such proposals, or whether any such proposals will be enacted into law, and if enacted, the effect on the Company.

     The private mortgage insurance industry consists of nine active mortgage insurance companies including Triad, Mortgage Guaranty Insurance Corporation, General Electric Mortgage Insurance Corporation, PMI Mortgage Insurance Co., CMG Mortgage Insurance Co., United Guaranty Residential Insurance Company, Republic Mortgage Insurance Company, Commonwealth Mortgage Assurance Company and Amerin Guaranty Corporation. Triad is the eighth largest private mortgage insurer based on 1997 market share and, according to industry data, had a 2.4% share of net new mortgage insurance written during 1997, up from 1.7% in 1996.

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

UNDERWRITING PRACTICES

     The Company considers effective risk management to be critical to its long-term financial stability. Market analysis, prudent underwriting, the use of automated risk evaluation models, auditing and customer service are all important elements of the Company's risk management process.

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

     The Company employed an underwriting staff of twenty at December 31, 1997. The Company's field underwriters and underwriting managers are limited in their authority to approve programs for certain mortgage loans. The authority levels are tied to underwriting position, knowledge and experience and relate primarily to loan amounts and property type. All loans insured by the Company are subject to quality control reviews.

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

     o PURPOSE AND TYPE OF LOAN. The Company analyzes four general characteristics of a loan to evaluate its level of risk: (i) LTV ratio; (ii) purpose of the loan; (iii) type of loan instrument; and

          (iv) type of property. The Company seeks only the most basic loan types with proven track records for which an assessment of risk can be readily made and the premium received sufficiently offsets that risk. Loans having higher LTV ratios are charged a higher premium, as are other loans which have been shown to carry higher risks, such as adjustable rate mortgages ("ARMs"). Certain categories of loans are generally not insured by the Company because such loans are deemed to have an unacceptable level of risk, including negatively and potential negatively amortizing ARMs, ARMs with maximum annual and lifetime caps greater than two and six percentage points, respectively, and loans for investor properties.

     o INDIVIDUAL LOAN AND BORROWER. Except to the extent that the Company's delegated underwriting program and Freddie Mac's and Fannie Mae's automated  underwriting  services  are  being  utilized,  the  Company evaluates insurance applications based on its analysis of the borrower's ability and willingness to repay the mortgage loan and the characteristics and value of the mortgaged property. The analysis of the borrower includes reviewing the borrower's housing and total debt ratios as well as the borrower's Fair, Isaac and Co., Inc. ("FICO") credit score, as reported by credit rating agencies. Loans may be submitted under the Stick With Triad program provided the loans meet the program requirements. Further description of the Stick with Triad program is located in the Underwriting Process section. Within this program, the degree to which the borrower must meet certain underwriting standards, as well as the amount of documentation that is required, is a function of the credit score. In the case of delegated underwriting, compliance with program parameters is monitored by periodic audits of delegated business. With the automated underwriting services provided by Freddie Mac and Fannie Mae, lenders are able to obtain approval for mortgage guaranty insurance with any participating mortgage insurer. Triad works with both agencies in offering insurance services through their systems, while monitoring the risk quality of loans insured through such systems.

     0 EXPERIENCE-BASED PREMIUM STRUCTURE. To increase profitability, the Company targets lower risk business through the Company's preferred premium rate schedules. The Company was the first in the industry to provide preferred rates to lenders maintaining lower loss ratios on loans which they insure with the Company. These rates, which are lower than those generally available throughout the industry, are offered to lenders for the first three years under a master policy so that a loss ratio on loans which a lender insures with the Company can be fairly determined. After that point, approved lenders maintaining a loss ratio of 40% or less will continue to operate under the preferred rate schedule. Those with loss ratios greater than 40% will be charged higher premiums on new business (as well as higher premiums on renewal business if a variable renewal program was chosen) until the loss ratio is reduced. These higher premiums are comparable to those premiums typically charged by the Company's competitors. This experience-based structure encourages lenders to maintain low loss ratios on loans which they insure with the Company.

     o GEOGRAPHIC SELECTION OF RISK. The Company places significant emphasis on the condition of the regional housing markets in determining its marketing and underwriting policies. Using both internal and external data, the Company's risk management department continually monitors the economic conditions in the Company's active and potential markets.

UNDERWRITING PROCESS

     The Company accepts applications for insurance under three basic programs: the traditional fully documented program, a credit score driven reduced documentation program, and a delegated underwriting program, which allows a lender's underwriters to commit insurance to a loan based on strict agreed upon underwriting guidelines.

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

     Subject to the Company's underwriting guidelines and exception approval procedures, the Company allows its underwriters to utilize their experience and business judgement in evaluating each loan on its own merits. Accordingly, the Company underwriters have discretionary authority to insure loans which deviate in certain minor respects from the Company's underwriting guidelines. More significant exceptions are subject to management approval. In all such cases, compensating factors must be identified. The predominant reason for such deviations involves instances where the borrower's debt-to-income ratio exceeds the Company's guidelines. To compensate for exceptions, the Company's underwriters give favorable consideration to such factors as excellent borrower credit history, the availability of satisfactory cash reserves after closing and employment stability.

     In addition to the borrower's willingness and ability to repay the loan, the Company believes that mortgage default risk is affected by a variety of other factors, including the borrower's employment status. Insured mortgage loans made to self-employed borrowers are perceived by the Company to have higher risk of claim, all other factors being equal, than loans to borrowers employed by third parties. The Company's percentage of risk in force involving self-employed borrowers was 3.7% and 3.8% at December 31, 1997 and 1996, respectively.

     In 1996, the Company introduced the Stick With Triad program featuring the Slam Dunk Loan(SM) approval process whereby Triad issues a certificate of insurance based on the borrower's FICO credit score or the approval of the loan through Fannie Mae's or Freddie Mac's automated underwriting programs. Under this program, the Company issues a certificate of insurance without the standard underwriting process if certain program parameters are met and the borrower has a predetermined minimum credit score. Documentation submission requirements for non-automated underwritten loans vary depending on the borrower's credit score. In 1997, the Stick With Triad program represented 60% of the Company's commitment volume.

     The Company's delegated underwriting program, in addition to the Company's conservative risk management strategies, utilizes extensive "quality control" practices including reunderwriting, reappraisal and similar procedures following issuance of the policy. Standards for type of loan, property type and credit history of the borrower are established consistent with the Company's risk strategy. The program has allowed the Company to serve a greater number of the larger, well established mortgage originators. The Company's delegated underwriting program accounted for 18% of commitments received in 1997 compared to 38% in 1996 and 25% in 1995. The decline in the volume of delegated commitments is a result of the lenders' acceptance of the Company's Stick With Triad program. The performance of loans insured under the delegated underwriting program has been comparable to the Company's non-delegated business.

     The Company utilizes its underwriting skills to provide a contract underwriting service to its customers. For a fee, Triad underwrites fully documented underwriting files for secondary market compliance, while at the same time assessing the file for mortgage insurance, if applicable. In 1996, the Company began offering Fannie Mae's Desktop Originator and Desktop Underwriter, as well as the personnel to conduct the underwriting tasks, as a service to its contract underwriting customers. The Company also offers its contract underwriting customers direct access to Freddie Mac's Loan Prospector. These products, which are designed to streamline and reduce costs in the mortgage origination process, supply the Company's customers with fast and accurate service regarding loan compliance and Fannie Mae's or Freddie Mac's decision for loan purchase or securitization.

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

     The Company uses a comprehensive audit plan designed to determine whether the underwriting decisions being made are consistent with the policies, procedures and expectations for quality as set forth by management. All areas of business activity which involve an underwriting decision are included, with emphasis on new products, procedures and new master policyholders. The process used to identify categories of loans selected for an audit begins with the identification and evaluation of certain defined and verifiable risk elements. Each loan is then tested against these elements to identify loans which fail to meet prescribed policies or an identified norm. The procedure allows the Company management to identify concerns not only at the loan level but also portfolio concerns which may exist within a given category of business.

CLAIMS-PAYING ABILITY RATINGS

     Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase high LTV mortgages or mortgage-backed securities unless the private mortgage insurance coverage on the mortgages has been issued by an insurer with a claims-paying ability rating of at least "AA-" from Standard & Poor's Corporation ("S&P"), Fitch Investors Service, L.P. ("Fitch") or Duff & Phelps Credit Rating Co. ("Duff & Phelps") or a financial strength rating from Moody's Investor Service ("Moody's") of at least "Aa3". Fannie Mae and Freddie Mac require mortgage guaranty insurers to maintain two ratings of "AA-" or better. Private mortgage insurers are not rated by any other independent nationally-recognized insurance industry rating organization or agency (such as the A.M. Best Company).

     Triad has its claims-paying ability rated by S&P, Fitch and Duff & Phelps. These ratings are an indication to a mortgage insurer's customers of the insurer's present financial strength and its capacity to pay future claims. Ratings are generally considered an important element in a mortgage insurer's ability to compete for new business. Triad's claims-paying ability rating by S&P was upgraded to "AA" from "AA-" in January 1997, and the "AA" rating was reaffirmed in January 1998. Triad's improved rating from S&P allows it to compete on similar risk-to-capital guidelines as its competitors. Triad is also rated "AA" by Fitch and Duff & Phelps. Triad has not sought and does not presently intend to seek a financial strength rating from Moody's.

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

     When assigning a claims-paying ability rating, S&P, Fitch, and Duff & Phelps generally consider: (i) the specific risks associated with the mortgage insurance industry, such as regulatory climate, market demand, growth and competition; (ii) management depth, corporate strategy and effectiveness of operations; (iii) historical operating results and expectations of current and future performance; and (iv) long-term capital structure, the ratio of debt to equity, the ratio of risk to capital, near-term liquidity and cash flow levels, as well as any reinsurance relationships and the claims-paying ability ratings of such reinsurers. Claims-paying ability ratings are based on factors relevant to policyholders, agents, insurance brokers, and intermediaries. Such ratings are not directed to the protection of investors and do not apply to any securities issued by the Company.

     Rating agencies issue claims-paying ability ratings based, in part, upon a company's performance sensitivity to various economic depression scenarios. In determining capital levels required to maintain a company's claims-paying ability rating, the rating agencies allow the use of different forms of capital including statutory capital, reinsurance and debt. In January 1998 the Company completed a $35 million private offering of senior notes due January 15, 2028. The notes are rated "A" by S&P and "A+" by Fitch. The Company contributed $25 million of the net proceeds from the sale of the notes to Triad. The effect of the Company's contribution of $25 million to the capital of Triad will be to improve its risk-to- capital ratio and to provide additional capital considered in the rating agency's depression models.

     S&P, Fitch and Duff & Phelps periodically review Triad's claims-paying ability, as they do with all rated insurers. Ratings can be withdrawn or changed at any time by a rating agency.

REINSURANCE

     In January 1996 the Company eliminated quota share reinsurance on new business and recaptured substantial portions of its coverages on renewal business. In October 1997 the Company recaptured most of its remaining coverages on renewal business. The restructured reinsurance program reduced the Company's quota share cede rate to 1.7% of direct premium written in 1997 compared to 5.3% in 1996 and 20.8% in 1995. The recapture of business previously ceded resulted in increased premium revenues for the Company. The Company continues to maintain $25 million in excess of loss reinsurance designed to protect the Company in the event of catastrophic levels of losses.

     Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risk it insures, although it does make the reinsurer liable to the primary insurer. There can be no assurance that the
Company's reinsurers will be able to meet their obligations under the reinsurance agreements.

     Pursuant to deeper coverage requirements imposed by Fannie Mae and Freddie Mac, loans eligible for sale to such agencies with a loan-to-value ratio of over 90% require insurance with a coverage percentage of 30%, in contrast to the 25% coverage previously required. Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the claim amount, and, as a result, the deeper coverage portion of such insurance must be reinsured. To minimize reliance on third party reinsurers and to permit the Company to retain the premiums and related risk on deeper coverage business, Triad reinsures this deeper coverage business with its wholly-owned subsidiary Triad Guaranty Assurance Corporation ("TGAC"). As of December 31, 1997, TGAC had assumed approximately $81.5 million in risk from Triad.

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

     The following table shows the number of loans insured, related loans in default, percentage of loans in default (default rate as of the dates indicated), dollar amount of insured loans in default, dollar amount of direct risk (gross of reinsurance) with respect to insured loans in default, and reserves per delinquent loan:

                               Default Statistics

                                                                           December 31
                                                        1997       1996        1995       1994       1993
                                                        ----       ----        ----       ----       ----
Number of insured loans in force....................  82,682     62,334      49,791     41,358     30,497
Number of loans in default..........................     388        273         206        156        102
Percentage of loans in default (default rate).......   0.47%      0.44%       0.41%      0.38%      0.33%
Dollar amount of insured loans in default (000's)... $37,828    $25,253     $19,907    $14,356     $9,177
Dollar amount of direct risk with respect to
insured loans in default (000's)....................  $9,249     $5,770      $4,071     $2,827     $1,810
Reserve per delinquent loan......................... $23,094    $23,097     $22,277    $20,281    $22,111


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

     Under the terms of the master policy, the lender is required to file a claim with the Company no later than 60 days after it has acquired good and marketable title to the underlying property through foreclosure. A primary insurance claim amount includes (i) the amount of unpaid principal due under the loan; (ii) the amount of accumulated delinquent interest due on the loan (excluding late charges) to the date of claim filing; (iii) expenses advanced by the insured under the terms of the master policy, such as hazard insurance premiums, property maintenance expenses and property taxes to the date of claim filing; and (iv) certain foreclosure and other expenses, including attorneys fees. Such claim amount is subject to review and possible adjustment by the Company. An average of about 12 months elapses from the date of default to a payment of claim on an uncured default. The Company's experience indicates that the claim amount on a policy generally ranges from 110% to 115% of the unpaid principal amount of a foreclosed loan.

     Within 60 days after the claim has been filed, the Company has the option of either (i) paying the coverage percentage specified on the certificate of insurance (usually 15% to 30% of the claim), with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property or (ii) paying 100% of the claim amount in exchange for the lender's conveyance of good and marketable title to the property to the Company, with the Company selling the property for its own account. The Company attempts to choose the claim settlement option which costs the least. In general, the Company settles claims by paying the coverage percentage of the claim amount. In 1997, the Company exercised the option to acquire the property on less than 1% of the primary claims processed for payment. At December 31, 1997, the Company owned $141,999 of real estate acquired through claim settlements valued at the lower of cost or net realizable value and owned no real estate as of December 31, 1996.

LOSS MITIGATION

     Once a default notice is received, the Company attempts to mitigate its loss. Through proactive intervention with insured lenders and borrowers, the Company has been successful in reducing the number and severity of its claims for loss. Loss mitigation techniques include pre-foreclosure sales, advances to assist distressed borrowers who have suffered a temporary economic setback, and the use of new repayment schedules, refinances, loan modifications, forbearance agreements and deeds-in-lieu of foreclosure. Such mitigation efforts typically result in a savings to the Company over the percentage coverage amount payable under the certificate of insurance. Through loss mitigation efforts, the Company has paid out only 65% of its potential exposure on claims paid through December 31, 1997.


LOSS RESERVES

     The Company establishes reserves to provide for the estimated costs of settling claims with respect to loans reported to be in default and estimates of loans in default which have not been reported. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. Although the Company believes that its overall reserve levels at December 31, 1997, are adequate to meet its future obligations, due to the inherent uncertainty of the reserving process there can be no assurance that its reserves will prove to be adequate to cover ultimate loss developments.

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

          Reconciliation of Losses and Loss Adjustment Expense Reserves

                                              Year Ended December 31
                                                  (in thousands)
                                        1997     1996    1995     1994    1993
                                        ----     ----    ----     ----    ----
Reserve for losses and LAE, net
 of related reinsurance
 recoverables, at beginning of year..  $5,974  $3,703   $2,466   $1,805  $1,073

Add losses and LAE incurred in
 respect of defaults occurring in:
     Current year (1)................   6,023   4,673    3,191    2,053   1,489
     Prior years (1) (2).............    (846) (1,394)    (974)    (791)   (205)
                                       -------  ------- -------  ------- ------
Total incurred losses and LAE........   5,177   3,279    2,217    1,262   1,284

Deduct losses and LAE paid in
 respect of defaults occurring in:
     Current year.....................    210     167      216       86      95
     Prior years......................  2,032     841      764      515     457
                                       -------  ------- -------  ------- ------
Total payments........................  2,242   1,008      980      601     552

Reserve for losses and LAE, net
 of the related reinsurance
 recoverables, at end of year.........  8,909   5,974    3,703    2,466   1,805

Reinsurance recoverables on unpaid
 losses and LAE, at the end
 of year .............................     51     331      886      698     450
                                       -------  ------- -------  ------- ------
Reserve for unpaid losses and LAE,
 before deduction of reinsurance
 recoverables on unpaid losses, at
 end of year.......................... $8,960  $6,305   $4,589   $3,164  $2,255
                                       ======  ======   ======   ======  ======
--------------
(1) Includes loss and LAE reserves relating to loans which are in default but for which default notices have not been received.
(2) Indicates a cumulative redundancy in loss reserves at the beginning of each period. Redundancies result from overestimating ultimate claim amounts.

     The top section of the above table shows losses incurred on insurance policies with respect to defaults which occurred in the current and prior periods. The amount of losses incurred relating to defaults occurring in the current period represents the estimated amount to be ultimately paid on defaults occurring in that period. The amount of losses incurred relating to defaults occurring in prior periods represents an adjustment made in the current period for defaults which were included in the loss reserve at the end of the prior period.

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

LENDER AND PRODUCT CHARACTERISTICS

     The following table reflects the percentage of direct gross risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated on December 31, 1997 and 1996:

                              Direct Risk in Force

                                                              December 31
                                                          1997          1996
                                                          ----           ----
Product Type:
Primary...............................................   100.0%         100.0%
Pool..................................................     0.0%           0.0%
                                                         ------         ------
Total.................................................   100.0%         100.0%
                                                         ======         ======

                          Direct Primary Risk in Force

                                                              December 31
                                                          1997           1996
                                                          ----           ----
Direct Risk in Force (dollars in millions)............   $2,231         $1,515
Lender Concentration:
Top 10 lenders (by original applicant)................    32.2%          23.4%
LTV:
90.01% to 95.00% (1)..................................    52.0%          49.4%
90.00 and below.......................................    48.0%          50.6%
                                                         ------         ------
Total.................................................   100.0%         100.0%
                                                         ======         ======
Loan Type:
Fixed.................................................    88.2%          85.6%
ARM (positive amortization) (2).......................    11.8%          14.4%
ARM (potential negative amortization) (3).............     0.0%           0.0%
ARM (scheduled negative amortization) (3).............     0.0%           0.0%
Other.................................................     0.0%           0.0%
                                                         ------         ------
Total.................................................   100.0%         100.0%
                                                         ======         ======
Mortgage Term:
15 years and under....................................     4.3%           5.6%
Over 15 years.........................................    95.7%          94.4%
                                                         ------         ------
Total.................................................   100.0%         100.0%
                                                         ======         ======
Property Type:
Noncondominium (principally single-family detached)...    94.9%          94.3%
Condominium...........................................     5.1%           5.7%
                                                         ------         ------
Total.................................................   100.0%         100.0%
                                                         ======         ======
Occupancy Status:
Primary residence.....................................   100.0%         100.0%
Second home...........................................     0.0%           0.0%
Nonowner occupied.....................................     0.0%           0.0%
                                                         ------         ------
Total.................................................   100.0%         100.0%
                                                         ======         ======
Mortgage Amount:
$200,000 or less......................................    95.3%          92.1%
Over $200,000.........................................     4.7%           7.9%
                                                         ------         ------
Total.................................................   100.0%         100.0%
                                                         ======         ======

(1) Includes 97s, representing less than 1% of risk in force at December 31, 1997.

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

     In 1995, the mortgage insurance industry introduced a 97% LTV product ("97s") which was offered to low and moderate income borrowers under certain pilot programs. The Company believes that these "affordable housing" loans have higher risks than its other insured business and has often attracted borrowers with weak credit histories, generally resulting in higher loss ratios. In keeping with the Company's established risk strategy, the Company has not aggressively solicited this segment of the industry, and, as of December 31, 1997, 97s constituted less than 1% of direct risk in force. The Company does not routinely delegate the underwriting of its 97% LTV product.

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

     Loans on primary residences that were owner occupied at the time of loan origination constituted almost all of the Company's risk in force at December 31, 1997. Because management believes that loans on nonowner occupied properties represent a substantially higher risk of claim incidence and are subject to greater value declines than loans on primary homes, the Company insures these types of loans only on a case-by-case basis and only after stringent management review.

     The Company's book of business is less mature than that of the private mortgage insurance industry as a whole, with the Company's direct risk in force having a weighted average life of 2.3 years at December 31, 1997, and 2.4 years at December 31, 1996, compared to an estimated industry average of 3.3 years at December 31, 1997.

     The following table shows the percentage of direct risk in force as of December 31, 1997, for policies written from 1988 through 1997 by the Company, as well as the cumulative loss ratio (calculated as losses paid divided by premiums written, in each case for a particular certificate year) which has developed, through December 31, 1997, for the policies written during the years indicated and excludes the effects of reinsurance:




 Certificate                             Percent    Cumulative Ratio of Losses
    Year        Direct Risk in Force     of Total    Paid to Premiums Written(1)
    ----        --------------------     --------    ---------------------------
                    (in millions)
    1988                $ 1.9                0.1%                14.6
    1989                  2.6                0.1                 23.8
    1990                  4.8                0.2                 16.1
    1991                 18.9                0.8                 10.6
    1992                 83.0                3.7                  7.1
    1993                184.9                8.3                  4.2
    1994                196.6                8.9                  4.7
    1995                319.9               14.3                  3.1
    1996                505.6               22.7                  1.0
    1997                913.2               40.9                  0.0
                      --------             ------
   Total              $2,231.4             100.0%
                      ========             ======
-------------------------
(1) Claim activity is not spread evenly throughout the coverage period of the book of business. Based on the Company's and the industry's historical experience, claims incidence is highest in the third through sixth years after loan origination, and relatively few claims are paid during the first two years
after  loan  origination.   Thus,  the  cumulative  loss  experience  of  recent
certificate years is not indicative of ultimate losses.

GEOGRAPHIC DISPERSION

         The following tables reflect the percentage of direct risk in force, net of reinsurance, on the Company's book of business (by location of property) for the top ten states and the top ten metropolitan statistical areas ("MSAs") as of December 31, 1997. The Company continues to diversify its risk in force geographically. The percentage of the Company's direct risk in force by top ten states declined to 73.9% for 1997 compared to 77.5% and 78.6% for 1996 and 1995, respectively. The percentage of the Company's direct risk in force by top ten MSAs declined to 36.8% for 1997 compared to 41.9% and 42.9% for 1996 and 1995, respectively.



           Ten States                                   Top Ten MSAs
           ----------                                   ------------

                      December 31                                    December 31
                         1997                                            1997
                         ----                                            ----
Georgia                  13.2%         Chicago, IL                       12.3%
Illinois                 12.9          Atlanta, GA                        7.0
Florida                   9.5          Washington D.C.                    3.6
Virginia                  7.2          San Francisco/Oakland, CA          2.2
California                7.1          Houston/Galveston, TX              2.0
Texas                     5.8          Baltimore, MD                      2.0
North Carolina            5.3          Minneapolis-St. Paul, MN           2.0
Pennsylvania              5.1          Richmond, VA                       2.0
Colorado                  3.9          Charlotte-Gastonia, NC             2.0
Maryland                  3.9          Denver, CO                         1.7
                         -----                                           -----
Total                    73.9%         Total                             36.8%
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

     The Company follows an investment policy which requires: (i) 75% of its investment portfolio (together with cash assets) to consist of cash, short-term investments and debt securities (including redeemable preferred stocks) which, at the date of purchase, were rated investment grade by a nationally recognized rating agency (e.g.,"BBB-" or better by S&P) and (ii) at least 50% of its investment portfolio (together with cash assets) to consist of cash, cash equivalents and securities which, at the date of purchase, were rated one of the two highest investment grades by a nationally recognized rating agency. At December 31, 1997, the Company's total investment portfolio had a fair market value of $119.9 million and did not include any real estate or mortgage loans.

     Liquidity is sought through cash equivalent investments and through diversification and investment in publicly traded securities. The Company attempts to maintain a level of liquidity and a duration in its investment portfolio consistent with its business outlook and the expected timing, direction and degree of changes in interest rates. As of December 31, 1997, no investment in the securities of any single issuer (other than the U.S. government and its agencies) exceeded 2% of the Company's investment portfolio.

     The Company intends to invest the proceeds of the note offering in accordance with its investment policy. To date, the Company's investments have emphasized tax-preferred securities. Because of restrictions imposed under federal income tax laws, investment by the Company of proceeds of the note offering must be made principally in taxable securities. Through investment of a portion of the net proceeds of the note offering, the Company plans to increase its investments in higher yielding non-investment grade securities to approximately 10% of its consolidated portfolio, up from approximately 3% at December 31, 1997.

     The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     The following table shows the results of the Company's investment portfolio for the periods indicated:

                          Investment Portfolio Results

                                              1997             1996           1995          1994            1993
                                              ----             ----           ----          ----            ----
Average investments (1) (2).............   $103,804,750    $89,577,031    $79,253,289    $73,774,699     $31,211,740

Pre-tax net investment income...........     $6,234,142     $5,446,672     $4,836,461     $4,180,876      $1,896,639

Effective pre-tax yield (2).............           6.0%           6.1%           6.1%           5.7%            6.1%
Tax-equivalent yield (3)................           8.0%           7.7%           7.5%           7.2%            6.2%

Pre-tax realized gain (loss) on sale of
 investments............................        $34,330      $(162,385)      $172,992      $(162,723)       $(15,852)

(1) Excludes the Company's investment in Southwide Life Insurance Corp. for all periods during which it was held.
(2) Based on historical cost adjusted for amortization and accretion of premium and discount.
(3) Based on book value and the Company's marginal tax rate.

     The diversification of the Company's investment portfolio at December 31, 1997, is shown in the table below:

                      Investment Portfolio Diversification

                                                     December 31, 1997
                                                     -----------------
                                            Amortized         Fair
                                               Cost          Value    Percent(1)
                                               ----          -----    ----------
Available-for-sale securities:
  Fixed maturity securities:
    U. S. government obligations.......... $  9,823,960  $  10,197,431      8.5%
    Mortgage-backed bonds.................    4,679,115      4,801,355      4.0
    State and municipal bonds.............   68,789,100     71,819,355     59.9
    Industrial & miscellaneous............   12,463,961     12,907,346     10.7
                                           ------------  -------------
     Total fixed maturities...............   95,756,136     99,725,487

  Equity securities.......................    8,666,815     11,466,028      9.6
                                           ------------  -------------
     Total available-for-sale securities..  104,422,951    111,191,515
  Short-term investments..................    8,685,842      8,685,842      7.3
                                           ------------  -------------    ------
_________________                          $113,108,793   $119,877,357    100.0%
                                           ============   ============    ======
(1)  Percentage of fair  value.


     The following table shows the scheduled maturities at December 31, 1997, of the fixed maturity securities held in the Company's investment portfolio:

                     Investment Portfolio Scheduled Maturity


                                                       December 31, 1997
                                                       -----------------
                                                Fair Value         Percent
                                                ----------         -------
One year or less............................  $   1,181,270           1.2%
After one year through five years...........     23,101,381          23.2
After five years through ten years..........     19,592,870          19.6
After ten years though twenty years.........     45,984,210          46.1
After twenty years..........................      5,064,401           5.1
Mortgage-backed securities (1)..............      4,801,355           4.8
                                                -----------         ------
         Total..............................  $  99,725,487         100.0%
                                                ===========         ======
------------
(1) Substantially all of these securities are guaranteed by U.S. Government Agencies.

     The following table shows the ratings of the Company's investment portfolio as of December 31, 1997:

                       Investment Portfolio by S&P Rating



                                                          December 31, 1997
                                                          -----------------
Rating(1)                                              Fair Value        Percent
                                                       ----------        -------

Fixed maturities:
         U.S. Treasury and U.S. agency bonds.....    $   4,801,355          4.8%
         AAA.....................................       43,965,748         44.1
         AA......................................       20,539,938         20.6
         A.......................................       14,979,834         15.0
         BBB.....................................       11,960,617         12.0
         BB......................................          287,798          0.3
         B.......................................          282,000          0.3
         NR......................................        2,908,197          2.9
                                                     -------------        ------
              Total fixed maturities.............    $  99,725,487        100.0%
                                                     =============        ======

Equities:
         AAA.....................................    $     508,750          4.4%
         AA......................................        1,208,441         10.5
         A.......................................        8,974,909         78.3
         B.......................................          773,928           6.8
                                                    --------------        ------
              Total equities.....................    $  11,466,028        100.0%
                                                    ==============        ======
Total Portfolio..................................    $ 111,191,515
                                                    ==============
--------------
(1) Current ratings assigned by S&P.

REGULATION

DIRECT REGULATION

     The Company's insurance subsidiaries are subject to comprehensive, detailed regulation, principally for the protection of policyholders rather than for the benefit of investors, by the insurance departments of the various states in which each insurer is licensed to transact business. Although their scope varies by state, state insurance laws in general grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business. These include the licensing of companies to transact business, claims handling practices, reinsurance requirements, varying degrees of control over premium rates, the forms and policies offered to customers, financial statements, periodic financial reporting, permissible investments and adherence to financial standards relating to statutory surplus, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders.

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

     Because the Company is an insurance holding company and Triad is an Illinois domiciled insurance company, the Illinois insurance laws regulate, among other things, certain transactions in the Company's Common Stock and certain transactions between Triad and the Company or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire beneficial ownership of more than 10% of any class of outstanding securities of the Company or its subsidiaries unless such person files a statement and other documents with the Illinois Director and obtains the Director's prior approval. In addition, material transactions between Triad and the Company or affiliates are subject to certain conditions, including that they be "fair and reasonable". These restrictions generally apply to all persons controlling or under common control with the insurance companies. "Control" is presumed to exist if 10% or more of Triad's voting securities is owned or controlled, directly or indirectly, by a person, although the Illinois Director may find that "control" in fact does or does not exist where a person owns or controls either a lesser or greater amount of securities. Other states in addition to Illinois may regulate affiliated transactions and the acquisition of control of the Company or its insurance subsidiaries.

     Triad is required by Illinois insurance laws to provide for a contingency reserve in an amount equal to at least 50% of earned premiums. Such reserves must be maintained for a period of 10 years except in circumstances where high levels of losses exceed regulatory thresholds. The contingency reserve, designed to provide a cushion against the effect of adverse economic cycles, has the effect of reducing statutory surplus and restricting dividends and other distributions by Triad. At December 31, 1997, Triad had statutory policyholders' surplus of $60.9 million and statutory contingency reserve of $54.8 million. At December 31, 1996, Triad had statutory policyholders' surplus of $57.1 million and a statutory contingency reserve of $35.1 million. Triad's statutory earned surplus was $2.5 million at year end 1997 versus a deficit of $1.3 million at year end 1996, reflecting growth in statutory net income greater than the increase in the statutory contingency reserve.

     The insurance laws of Illinois provide that Triad may pay dividends only out of statutory earned surplus as of the end of the preceding calendar year and further establish standards limiting the maximum amount of dividends which may be paid without prior approval by the Illinois Director. Under such standards, Triad may pay dividends during any 12-month period equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's net income. In addition, insurance regulatory authorities have broad discretion to limit the payment of dividends by insurance companies. As a mortgage guaranty insurer, Triad is required by Illinois insurance laws to provide a contingency reserve. The contingency reserve has the effect of reducing statutory surplus and restricting dividends and other distributions by Triad.

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

     Triad is subject to examination of its affairs by the insurance departments of each of the states in which it is licensed to transact business. The Illinois Director periodically conducts a financial examination of insurance companies domiciled in Illinois. The most recent examination of Triad was issued by the Illinois Insurance Department on September 6, 1995, and covered the period January 1, 1991, through December 31, 1994. No material recommendations were made as a result of this examination. The next examination has not been scheduled.

     TGAC was organized as a subsidiary of Triad under the insurance laws of the state of Illinois in December, 1994 and as an Illinois domiciled insurer, is subject to all Illinois insurance regulatory requirements applicable to Triad described above. To date the Illinois Director has not conducted or scheduled an examination of TGAC.

     A number of states generally limit the amount of insurance risk which may be written by a private mortgage insurer to twenty-five times the insurer's total policyholders' surplus. This restriction is commonly known as the "risk-to-capital" requirement.

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

     Regulation of reinsurance varies by state. Except for Illinois, Wisconsin, New York, Ohio and California, most states have no special restrictions on reinsurance that would apply to private mortgage insurers other than standard reinsurance requirements applicable to property and casualty insurance companies. Certain restrictions, including reinsurance trust fund or letter of credit requirements, apply under Illinois law to domestic companies and under the laws of several other states to any licensed company ceding business to unlicensed reinsurers. If a reinsurer is not admitted or approved, the company doing business with the reinsurer cannot take credit in its statutory financial statements for the risk ceded to such reinsurer absent compliance with the reinsurance security requirements. In addition, some states in which Triad does business have limited private mortgage insurers to a maximum policy coverage limit of 25% of the insured's claim amount and require coverages in excess of 25% to be reinsured through another licensed mortgage insurer.

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

     As the dominant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage guaranty insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for such insurers to be eligible to insure loans sold to such agencies. Freddie Mac's current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices and financial requirements which generally mirror state insurance regulatory requirements. These requirements are subject to change from time to time. Fannie Mae also has eligibility requirements, although such requirements are not published. Triad is an approved mortgage insurer for both Freddie Mac and Fannie Mae and meets all eligibility requirements. There can be no assurance, however, that such requirements will not change or that Triad will continue to meet such requirements.

     Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase mortgages or mortgage-backed securities unless the private mortgage insurance on the mortgages has been issued by an insurer with a claims-paying ability rating of at least "AA-" from S&P, Fitch, or Duff & Phelps or a financial strength rating of at least "Aa3" from Moody's. Fannie Mae and Freddie Mac require mortgage guaranty insurers to maintain two ratings of "AA-" or better. Triad has a claims-paying ability rating of "AA" from S&P, Fitch, and Duff & Phelps. These ratings meet the eligibility requirements of Fannie Mae and Freddie Mac. S&P, Fitch, and Duff & Phelps include TGAC operations and financial position with those of Triad in rating Triad's claims-paying ability. There can be no assurance that Triad's claims-paying ability rating, the method by which this rating is determined or the eligibility requirements of Fannie Mae and Freddie Mac will not change.

     The Real Estate Settlement and Procedures Act of 1974 ("RESPA") applies to most residential mortgages insured by Triad, and related regulations provide that mortgage insurance is a "settlement service" for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA prohibits persons from accepting anything of value for referring real estate settlement services to any provider of such services. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. The recently renewed interest of the Department of Housing and Urban Development ("HUD") in investigating transactions for compliance with RESPA has increased awareness of both mortgage insurers and their customers of the possible implications of this law.

     Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant's race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 ("HMDA"). The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data although under the laws of several states mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. The active mortgage insurers, through their trade association, the Mortgage Insurance Companies of America ("MICA"), have entered into an agreement with the Federal Financial Institutions Examinations Council ("FFIEC") to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

INDIRECT REGULATION

     The Company, Triad and TGAC are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers such as the FHA as well as lenders. Private mortgage insurers, including Triad, are highly dependent upon federal housing legislation and other laws and regulations which affect the demand for private mortgage insurance and the housing market generally. For example, housing legislation enacted in 1992 permits up to 100% of borrower closing cost to be financed by loans insured by FHA, a significant increase from the previous 57% limit. Also, in April 1994, HUD reduced the initial premium (payable at loan origination) for FHA insurance from 3.0% to 2.25%. Effective January 1, 1998, the maximum individual loan amount that the FHA could insure was increased from $160,950 to $170,362. The maximum individual loan amount the VA can insure presently is $203,000. The maximum loan amounts that the FHA and VA can insure are subject to adjustment and may increase in the future. Any future legislation that increases the number of persons eligible for FHA or VA mortgages could have an adverse effect on the Company's ability to compete with the FHA or VA.

     Pursuant to the Financial  Institutions Reform,  Recovery,  and Enforcement
Act of 1989 ("FIRREA"), the Office of Thrift Supervision ("OTS") issued risk-based capital rules for savings institutions. These rules establish a lower capital requirement for a low down payment loan that is insured with private mortgage insurance, as opposed to remaining uninsured. Furthermore, the guidelines for real estate lending policies applicable to savings institutions and commercial banks provide that such institutions should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral for any high LTV mortgage. To the extent FIRREA's risk-based capital rules or the guidelines for real estate lending policies applicable to savings institutions and commercial banks are changed in the future, some of the anticipated benefits of FIRREA and the guidelines for real estate lending policies to the mortgage insurance industry, including Triad, may be curtailed or eliminated.

     In 1995, Fannie Mae and Freddie Mac each introduced their own automated underwriting system to be used by mortgage originators selling mortgages to them. These systems, which are provided as a service to the Company's contract underwriting customers, streamline the mortgage process and reduce costs. As a result of the increased acceptance of these products in 1997 and for other reasons, the process by which mortgage originators sell loans to Fannie Mae and Freddie Mac is becoming increasingly automated, a trend which is expected to continue. As a result, Fannie Mae and Freddie Mac could develop the capability to become the decision maker regarding selection of a private mortgage insurer for loans sold to them, a decision traditionally made by the mortgage originator. The Company, however, is not aware of any plans to do so. The concentration of purchasing power that would be attained if such development in fact occurred could adversely affect, from the Company's perspective, the terms on which mortgage insurance is written on loans sold to Fannie Mae and Freddie Mac.

     Additionally, proposals have been advanced which would allow Fannie Mae and Freddie Mac additional flexibility in determining the amount and nature of alternative recourse arrangements or other credit enhancements which they could utilize as substitutes for private mortgage insurance. The Company cannot predict if or when any of the foregoing legislation or proposals will be adopted, but if adopted and depending upon the nature and extent of revisions made, demand for private mortgage insurance may be adversely affected. There can be no assurance that other federal laws affecting such institutions and entities will not change, or that new legislation or regulation will not be adopted.

     Upon request by an insured, Triad must cancel the mortgage insurance for a mortgage loan. Fannie Mae and Freddie Mac guidelines, as well as several existing and proposed state statutes, contain various provisions which give borrowers the right to request cancellation of mortgage insurance when specified conditions are met. In addition, legislation currently is being considered in the Senate and House banking committees regarding the cancellation of private mortgage insurance. Such legislation would require mortgage servicers to inform consumers of their right to cancel their private mortgage insurance once the home owners have achieved 20% equity in their home. Among other options being proposed regarding the cancellation of mortgage insurance are automatic cancellation of private mortgage insurance once the prescribed equity level of 20% has been achieved and automatic cancellation of private mortgage insurance half-way through the term of the loan. Because most mortgage borrowers who obtain private mortgage insurance do not achieve 20% equity in their homes before the homes are sold or the mortgages refinanced, the Company does not expect to lose a significant amount of its insurance in force if such proposals are adopted. The Company cannot predict, however, the financial burden associated with borrower notification or automatic termination if any of the related costs are delegated to mortgage insurers.

     In 1996, the Office of the Comptroller of the Currency ("OCC") granted permission to national banks to have a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated or purchased by such banks. Several subsequent applications by banks to offer reinsurance have been approved by the OCC including at least one request to engage in quota share reinsurance. The OTS, which regulates thrifts and savings institutions, has announced that it would consider applications for such captive arrangements as well. The reinsurance subsidiaries of national banks or savings institutions could become significant competitors of the Company in the future.

EMPLOYEES

         As of December 31, 1997, the Company employed 119 persons. Employees are not covered by any collective bargaining agreement. The Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Name                                 Position                              Age
----                                 --------                              ---
William T. Ratliff, III              Chairman of the Board of              44
                                     the Company and Triad

Darryl W. Thompson                   President, Chief Executive            57
                                     Officer and Director of the
                                     Company and Triad

David W. Whitehurst                  Executive Vice President,             48
                                     Chief Financial Officer,
                                     Treasurer and Director of the
                                     Company; Vice President
                                     and Director of Triad

John H. Williams                     Executive Vice President and          50
                                     Director of Triad

Ron D. Kessinger                     Executive Vice President of           43
                                     Triad

Earl F. Wall                         Vice President, Secretary and         40
                                     General Counsel of the
                                     Company and Triad

Henry B. Freeman                     Vice President of Triad               48

Michael R. Oswalt                     Vice President, Controller           36
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

ITEM 2.      PROPERTIES.

     The Company leases office space in its Winston-Salem headquarters and its six underwriting offices located throughout the country comprising approximately 31,582 square feet under leases expiring between 1998 and 2002 and which require annual lease payments of $531,613 in 1998. With respect to all facilities, the Company has, or believes it will be able to obtain, lease renewals on satisfactory terms. The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

     The Company maintains mid-range and micro-computer systems from its corporate data center located in its headquarters building to support its data processing requirements for accounting, claims, marketing, risk management and underwriting. The Company has in place back-up procedures in the event of emergency situations.

ITEM 3.      LEGAL PROCEEDINGS.

     The Company and its subsidiaries, in common with other private mortgage insurers, are subject to litigation in the normal course of their businesses. There is no material litigation currently pending against the Company or its subsidiaries.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock MarketSM under the symbol "TGIC". At December 31, 1997, 13,293,721 shares were issued and outstanding. The following table sets forth the highest and lowest closing prices of the Company's Common Stock, $0.01 par value, as reported by Nasdaq during the periods indicated (closing prices have been restated to reflect the three-for-two stock split on June 28, 1996, and the two-for-one stock split on October 28, 1997).


                                 1997                          1996
                                 ----                          ----
                          High           Low            High           Low
First Quarter.......... 15 7/8          14            10 21/32        8 27/32
Second Quarter......... 22 11/16        14 3/4        12 1/4         10
Third Quarter.......... 28 1/2          20 1/2        14 3/4         11 5/8
Fourth Quarter ........ 31              26 1/4        16 3/4         13 5/8


     As of March 4, 1998, the number of stockholders of record of Company Common Stock was approximately 176. In addition, there were an estimated 2,744 beneficial owners of shares held by brokers and fiduciaries.

     Payments of future dividends are subject to declaration by the Company's Board of Directors. The dividend policy is dependent also on the ability of
Triad to pay dividends to the Company. Because of regulatory dividend restrictions by the Illinois Department of Insurance and Triad's need to maintain capital levels required by rating agencies, the Company has no present intention to pay dividends.

ITEM 6.      SELECTED FINANCIAL DATA

                                                                                  Year Ended December 31
                                                     -------------------------------------------------------------------------------
                                                         1997             1996             1995              1994          1993
                                                         ----             ----             ----              ----          ----
INCOME  STATEMENT  DATA (for period  ended):                     (Dollars in thousands, except per share amounts)
Premiums written:
     Direct ......................................   $     40,083     $     26,152     $     18,890     $     16,172    $    13,522
     Assumed .....................................             20               26               34               38            222
     Ceded .......................................         (1,772)          (2,217)          (3,924)          (4,034)        (3,926)
                                                     ------------     ------------     ------------     ------------    -----------
                                                     $     38,331     $     23,961     $     15,000     $     12,176    $     9,818
                                                     ============     ============     ============     ============    ===========
Earned premiums ..................................   $     38,522     $     24,727     $     15,478     $     10,999    $     7,911
Net investment income ............................          6,234            5,447            4,836            4,181          1,897
Realized investments gains (losses) ..............             34             (162)             173             (163)           (16)
Other income .....................................              8                0                1                5             14
                                                     ------------     ------------     ------------     ------------    -----------
     Total revenues ..............................         44,798           30,012           20,488           15,022          9,806

Net losses and loss adjustment expenses ..........          5,177            3,279            2,217            1,262          1,284
Amortization of deferred policy acquisition cost .          4,120            3,235            2,289            1,726          1,533
Other operating expenses (net of acquisition
        cost deferred) ...........................         10,257            7,259            4,753            3,658          2,371
                                                     ------------     ------------     ------------     ------------    -----------
Income before income taxes .......................         25,244           16,239           11,229            8,376          4,618
Income taxes .....................................          8,002            5,042            3,470            2,594          1,251
                                                     ------------     ------------     ------------     ------------    -----------
Net income .......................................   $     17,242     $     11,197     $      7,759     $      5,782    $     3,367
                                                     ============     ============     ============     ============    ===========
     Basic earnings per share (1) ................   $       1.30     $       0.84     $       0.59     $       0.44    $      0.51
     Diluted earnings per share (1) ..............   $       1.26     $       0.83     $       0.58     $       0.43    $      0.51
                                                     ------------     ------------     ------------     ------------    -----------
Weighted average common and common share
     equivalents outstanding (1)
         Basic ...................................     13,291,160       13,277,853       13,196,067       13,181,459      6,586,365
         Diluted .................................     13,713,538       13,541,551       13,333,014       13,305,786      6,587,716

Balance Sheet Data (at year end):
     Total assets ................................   $    138,979     $    112,403     $     99,017     $     86,664    $    78,634
     Total invested assets .......................   $    119,877     $     98,027     $     85,978     $     75,364    $    70,800
     Losses and loss adjustment expenses .........   $      8,960     $      6,305     $      4,589     $      3,164    $     2,255
     Unearned premiums ...........................   $      7,988     $      8,216     $      9,086     $      9,893    $     8,774
     Stockholders' equity ........................   $    111,781     $     91,680     $     80,441     $     70,108    $    64,726
Statutory Ratios (2):
     Loss ratio ..................................           14.2%            16.0%            14.3%            11.5%          16.2%
     Expense ratio ...............................           42.5%            49.6%            59.1%            61.8%          49.1%
                                                     ------------     ------------     ------------     ------------    -----------
     Combined ratio ..............................           56.7%            65.6%            73.4%            73.3%          65.3%
                                                     ============     ============     ============     ============    ===========
GAAP Ratios:
     Loss ratio ..................................           13.4%            13.3%            14.3%            11.5%          16.2%
     Expense ratio ...............................           37.5%            43.8%            46.9%            44.2%          39.8%
                                                     ------------     ------------     ------------     ------------    -----------
     Combined ratio ..............................           50.9%            57.1%            61.2%            55.7%          56.0%
                                                     ============     ============     ============     ============    ===========
Other Statutory Data (dollars in millions) (2):
     Direct insurance in force ...................   $    9,176.7     $    6,556.3     $    5,080.3     $    4,111.4    $   2,967.8
     Direct risk in force (gross) ................   $    2,231.4     $    1,515.4     $    1,090.6     $      814.1    $     569.8
     Risk-to-capital .............................         19.3:1           15.8:1           11.1:1            8.9:1          6.5:1

(1) Periods have been restated to reflect the three-for-two stock split on June 28, 1996, and the two-for-one stock split on October 28, 1997.
(2) Based on statutory accounting practices and derived from consolidated statutory financial statements of Triad.

 Item 7.          Management's Discussion and Analysis of
                  Financial Condition and Results of Operation.


RESULTS OF OPERATIONS

1997 COMPARED TO 1996

     Net income for 1997 increased 54.0% to $17.2 million compared to $11.2 million in 1996. This improvement was primarily attributable to a 55.8% increase in earned premiums, a 14.5% increase in net investment income and an improved combined loss and expense ratio.

     Net income per share on a diluted basis, which reflects the two-for-one stock split effective on October 28, 1997, increased 52.1% to $1.26 for 1997 compared to $0.83 per share for 1996. Operating earnings per share were $1.26 for 1997 compared to $0.84 for 1996, an increase of 50.3%. Operating earnings exclude net realized investment gains of approximately $34,000 in 1997 and net realized investment losses of approximately $162,000 in 1996.

     New insurance written, which includes insurance on new and seasoned loans, was $3.8 billion for 1997 as compared to $2.2 billion in 1996, an increase of 74.0%. For the fourth quarter, new insurance written increased 32.9% to $740 million in 1997 compared to $557 million in 1996. This increase in gross new insurance written was the result of continued geographic expansion and the penetration of Triad's products in the marketplace including Triad's new risk sharing programs. Approximately 25% of 1997 new insurance written resulted from Triad's risk sharing programs. Uncertainty exists regarding the future of risk sharing programs in the mortgage insurance industry. The resolution of regulatory and industry questions regarding risk sharing programs makes the continued viability of such programs uncertain. Of the $3.8 billion in total new insurance production, approximately $950 million was attributable to seasoned loans. The Company does not expect to produce a significant amount of new business attributable to seasoned loans in 1998.

     The growth in new insurance written also reflects the favorable interest rate environment in 1997 which caused home buying activities to remain strong. Refinance activity was 14.0% (18.3% in fourth quarter) of new insurance written in 1997 compared to 16.9% (11.2% in fourth quarter) of insurance written in 1996. Total direct insurance in force reached $9.2 billion at December 31, 1997 compared to $6.6 billion at December 31, 1997, an increase of 40.0%.

         The Company also benefited from the January 1997 upgrade of Triad's claims-paying ability rating from "AA-" to "AA" by Standard & Poor's
Corporation. In January 1998, Standard & Poor's Corporation affirmed Triad's "AA" claims-paying ability rating.

Item 7.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operation -- Continued


     Net new insurance written, which includes coverage on new loans only, was $2.9 billion for 1997 compared to $2.2 billion for 1996, an increase of 30.9%. According to industry data, Triad's national market share, which is calculated based on net new insurance written, increased by approximately 39% to 2.4% for 1997 (2.2% in the fourth quarter) compared to 1.7% for all of 1996.

     Total direct premiums written were $40.1 million for 1997, an increase of 53.3% compared to $26.2 million in 1996. Net premiums written increased by 60.0% to $38.3 million in 1997 compared to $24.0 million in 1996. Earned premiums increased 55.8% to $38.5 million for 1997 from $24.7 million in 1996. This growth in written and earned premium resulted from the increase in new insurance written, offset slightly by the decline in the Company's persistency rate. Sales under the Company's monthly premium plan represented 94.3% of new insurance written in 1997 compared to 93.0% in 1996. Annualized persistency was 84.2% for 1997 compared to 85.3% for 1996.

     In late 1996, Triad introduced its Stick With Triad program featuring the Slam Dunk Loan SM approval process whereby Triad issues a certificate of insurance based on the borrower's credit score. In 1997, the Stick With Triad products accounted for 60.1% of new commitments. The popularity, to a large extent, of this product has reduced customer use of Triad's delegated underwriting program in 1997. Commitments processed through Triad's delegated underwriting program accounted for 18.2% of commitments received for 1997, compared to 38.0% for 1996.

     Net investment income for 1997 was $6.2 million, a 14.5% increase over $5.4 million in 1996. This increase resulted from the growth in the average book value of invested assets to $103.8 million at December 31, 1997 from $89.6 million at December 31, 1996. The yield on average invested assets was 6.0% for 1997 compared to 6.1% for 1996. This slight decrease is attributable to the Company's continued investment in lower yielding municipal tax-preferred securities. The portfolio's tax-equivalent yield was 8.0% for 1997 up from 7.7% for 1996. Approximately 71.8% or $68.7 million of the Company's fixed maturity portfolio at December 31, 1997 was composed of state and municipal tax-preferred securities as compared to 53% at December 31, 1996 and 37% at December 31, 1995.

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 13.4% for 1997 compared to 13.3% for 1996. The loss ratio was 12.1% for the fourth quarter of 1997 compared to 14.3% for the same period of 1996. The Company's favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that approximately 73% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through

Item 7.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operation -- Continued


sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claims frequencies on future earnings.

     During periods of significant refinancing activity, it is possible that policies on stronger loans may lapse and that weaker loans may remain in force, thus potentially increasing the loss ratio on older business. Substantial increases in production of new business during these periods can offset the increased loss ratio on the older business.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 57.9% in 1997 to $5.2 million compared to $3.3 million in 1996.This increase reflects the increase in the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching itshigher claim frequency years.

     Amortization of deferred policy acquisition costs increased by 27.4% to $4.1 million in 1997 compared to $3.2 million for 1996. The increase in amortization reflects a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force.

     Other operating expenses increased 41.3% to $10.3 million for 1997 compared to $7.3 million for 1996. This increase in expenses is primarily attributable to advertising, personnel, facilities and equipment costs required to support the Company's product development, technology enhancements, geographic expansion and increased production.

     The expense ratio (ratio of underwriting expenses to net premiums written) for 1997 was 37.5% compared to 43.8% for 1996. Contributing to this improvement is the higher level of written premiums partially offset by the increase in expenses.

     The effective tax rate for 1997 was 31.7% compared to 31.0% in 1996. This increase is primarily the result of the phase-in of the 35% federal statutory income tax rate applicable to companies with annual taxable income above $10 million. Management expects the Company's effective tax rate to increase slightly as new funds from the debt offering in January 1998 are invested in taxable securities and the Company's taxable income grows faster than its tax preferred investment income.

Item 7.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operation -- Continued


1996 COMPARED TO 1995

     Net income for 1996 increased 44.3% to $11.2 million compared to $7.8 million in 1995. This improvement was attributable to a 59.8% increase in earned premiums, a 12.6% increase in net investment income, an improved expense ratio and a continuing low loss ratio.

     Net income per share on a diluted basis, reflecting stock splits, increased 42.1% to $0.83 for 1996 compared to $0.58 per share in 1995. Operating earnings per share were $0.84 for 1996 compared to $0.57 per share in 1995. Operating earnings exclude realized investment losses of approximately $162,000 in 1996 and realized investment gains of approximately $173,000 in 1995.

     New insurance written was $2.2 billion in 1996 compared to $1.6 billion in 1995, an increase of 36.4%. New insurance written was $557 million in the fourth quarter of 1996 compared to $479 million in the same period of 1995. The increase in new insurance written in 1996 was the result of the continued penetration of Triad's products in the marketplace coupled with a favorable interest rate environment for much of 1996, which caused both refinance and home buying activities to remain strong for the year. Refinance activity accounted for 16.9% of new insurance written in 1996 compared to 9.3% for 1995. Total direct insurance in force reached $6.6 billion at December 31, 1996 compared to $5.1 billion the previous year, an increase of 29.1%.

     According to industry data, Triad's share of total new mortgage insurance written increased to 1.7% for 1996 compared to 1.5% for all of 1995. This increase was primarily the result of the Company's geographic expansion into new territories and the success of a marketing focus on larger, national mortgage lenders.

     Total direct premiums written were $26.2 million for 1996, an increase of 38.4% compared to $18.9 million in 1995. Net premiums written increased by 59.7% to $24.0 million for 1996 compared to $15.0 million for 1995. Earned premiums increased 59.8% to $24.7 million in 1996 from $15.5 million in 1995.
Contributing to this growth were the strong mortgage market, the Company's continued expansion into new territories, the secondary mortgage market requirements for deeper coverages and increased renewal premium due to the growth of our monthly premium product. Sales under the Company's monthly premium plan represented 93.0% of new insurance written in 1996 compared to 82.6% in
1995. Offsetting the premium growth somewhat was the decrease in Triad's persistency rate, reflecting the 1996 increase in refinancing activity. Annualized persistency was 85.3% in 1996 compared to 86.4% in 1995.

     In January 1996, the Company eliminated its quota share reinsurance on new business, recaptured substantial portions of its quota share coverage on renewal business and secured excess of loss reinsurance to protect against catastrophic losses. These changes reduced the Company's quota share cede rate to 5.3% of

Item 7.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operation -- Continued


direct premium written in 1996 compared to 20.8% in 1995. Premiums ceded under the Company's quota share reinsurance agreements for 1996 totaled $1.4 million compared to $3.9 million in 1995. Had the Company retained its quota share reinsurance in 1996 and maintained a cede rate comparable to 1995, the Company's net written premium would have increased approximately 38.0% rather than the 59.7% noted above.

     Net investment income for 1996 was $5.4 million, a 12.6% increase over $4.8 million in 1995. This increase resulted from the growth in average invested assets of $10.3 million to $89.6 million at December 31, 1996. The yield on average invested assets was 6.1% for both 1996 and 1995. The portfolio's tax equivalent yield was 7.7% in 1996 and 7.5% in 1995. This yield reflected the Company's investment strategy to emphasize tax-preferred securities which yield lower pre-tax rates than similar fully-taxable securities.

     The Company's loss ratio was 13.3% for 1996 compared to 14.3% for 1995. The favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that 71% of the insurance in force was originated in the prior 36 months.

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

     Other operating expenses increased to $7.3 million for 1996 compared to $4.8 million for 1995. This increase in expenses was primarily attributable to personnel, facilities and equipment costs required to support Triad's geographic expansion and increased production coupled with a reduction in ceding commissions earned following changes in the Company's reinsurance program for 1996. Ceding commissions paid to the Company are reported as a reduction in other operating expenses and decreased to $572,000 in 1996 compared to $1.5 million in 1995.

     The Company's expense ratio for 1996 was 43.8% compared to 46.9% for 1995. Contributing to this improvement was the higher level of written premiums for 1996 offset somewhat by the increase in expenses.

Item 7.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operation -- Continued


     The effective tax rate for all of 1996 was 31.0% compared to 30.9% for 1995. In 1996, the Company began a phase-in of the 35% Federal statutory income tax rate applicable to companies with annual taxable income above $10 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating cash flow consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims and expenses.

     For 1997, the Company generated positive cash flow from operating activities of $17.9 million compared to $12.5 million for 1996. The increase in Triad's operating cash flow reflects the growth in renewal premiums and insurance written that has more than offset the increases in claims paid and other expenses.

     The Company's business does not routinely require significant capital expenditures. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short term investments and other investment portfolio securities.

     The parent company's cash flow is dependent on cash dividends and revenues from management fees from Triad. The insurance laws of the State of Illinois impose certain restrictions on dividends from Triad. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus as of the end of the preceding fiscal year and limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department. Triad had an earned surplus of $2.5 million at December 31, 1997 and a deficit of $1.3 million at December 31, 1996. The Illinois Insurance Department permits expenses of the parent company to be paid by Triad in the form of management fees.

     In January 1998 the Company completed a $35 million private offering of senior notes due January 15, 2028. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable. The notes are rated "A" by Standard and Poor's Corporation and "A+" by Fitch Investors Service. The Company contributed $25 million of the net proceeds from the sale of the notes to Triad in exchange for a surplus debenture. The Company will be dependent upon payments under the surplus debenture issued by Triad and upon possible future dividends from Triad, all of which will be subject to significant payment restrictions under Illinois insurance laws, to provide funds for the payment of the Company's obligations under the notes. The Company retained the balance of the net proceeds of the offering, approximately $9.4 million, which will be available for general

Item 7.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operation -- Continued


corporate purposes, including, without limitation, investment, payments of principal and interest on the notes and possible future contributions to the capital of Triad.

     The Company intends to invest the proceeds of the note offering in accordance with its investment policy. To date, the Company's investments have emphasized tax-preferred securities. Because of restrictions imposed under federal income tax laws, investment by the Company of proceeds of the note offering must be made principally in taxable securities. Through investment of a portion of the net proceeds of the note offering, the Company plans to increase its investments in higher yielding non-investment grade securities to approximately 10% of its consolidated portfolio, up from approximately 3% at December 31, 1997.

     Consolidated invested assets were $119.9 million at December 31, 1997, including a total of $111.2 million in fixed maturity securities and equity securities classified as available-for-sale. Net unrealized investment gains were $2.8 million on equity securities and $4.0 million on fixed maturity securities at December 31, 1997.

     Approximately 4.8% or $4.8 million of the Company's fixed maturity portfolio at December 31, 1997 was composed of mortgage-backed securities, substantially all of which are guaranteed by U.S. Government Agencies. Certain mortgage-backed securities are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which must be reinvested at then current rates.

     The Company's loss reserves increased to $9.0 million at December 31, 1997 compared to $6.3 million at December 31, 1996. This growth is the result of the increases in new insurance written and the maturing of the Company's risk in force. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's reserves per delinquent loan were $23,100 at both December 31, 1997 and December 31, 1996. The Company's ratio of delinquent insured loans to total insured loans was 0.47% at December 31, 1997 compared to 0.44% at December 31, 1996.

     The Company's unearned premium reserve of $8.0 million at December 31, 1997 decreased from $8.2 million at December 31, 1996. This decline is attributable primarily to the continued production of the monthly premium product, which produces little unearned premium compared to annual and single premium products. Cancellation activity also can contribute to the decrease in unearned premiums, whereby older annual premium policies are canceled or replaced by monthly premium policies.

Item 7.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operation -- Continued


     Total stockholders' equity increased to $111.8 million at December 31, 1997 from $91.7 million at December 31, 1996. This increase resulted primarily from net income of $17.2 million for 1997 and an increase in net unrealized gains on invested assets classified as available-for-sale of $2.8 million (net of income tax).

     Triad's total statutory policyholders' surplus increased to $60.9 million at December 31, 1997 from $57.1 million at December 31, 1996. This increase resulted from statutory net income of $22.9 million and unrealized gains on equity securities of $1.6 million offset primarily by an increase in the statutory contingency reserve of $19.7 million. Triad's statutory earned surplus was $2.5 million at December 31, 1997 compared to a deficit of $1.3 million at December 31, 1996, reflecting growth in statutory net income greater than the increase in the statutory contingency reserve. The balance in the statutory contingency reserve was $54.8 million at December 31, 1997 compared to $35.1 million at December 31, 1996.

     The Company is undertaking modifications and upgrades to enhance its computer systems and technological capabilities. The Company expects that approximately $1.6 million will be expended in 1998 to complete this system upgrade and that the project will be funded through cash flow from operations. As a part of this effort, management has initiated a program to prepare the Company's computer systems and applications to be year 2000 compliant. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancement necessary to prepare the systems for the year 2000. Most of the modifications will be made as part of the Company's capital upgrade to its computer systems throughout 1998.

     Triad's ability to write insurance depends on the adequacy of its statutory capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states limit Triad's risk-to-capital ratio to 25-to-1. As of December 31, 1997 Triad's risk-to-capital ratio was 19.3-to-1, and as of December 31, 1996 was 15.8-to-1, as compared to 19.4-to-1 for the industry as a whole at December 31, 1996, the latest industry data available.

     Rating agencies also require capital levels based on a company's performance sensitivity to various depression scenarios. In determining capital levels, the rating agencies allow the use of different forms of capital including statutory capital, reinsurance and debt. The effect of the Company's contribution of $25 million of its $35 million senior note offering to the capital of Triad in January 1998 will be to improve its risk-to-capital ratio and to provide additional capital considered in the rating agency's depression models. Had the contribution been made as of year end 1997, Triad's risk-to-capital ratio would have been approximately 15.9-to-1. There can be no assurance that the Company will continue to meet such capital requirements.

Item 7.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operation -- Continued


NEW ACCOUNTING STANDARDS

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 31, 1997. The Statement establishes standards for the reporting and display of comprehensive income and its components in financial statements. The Company expects to adopt the provisions of Statement No. 130 in the first quarter of 1998 and will present the financial statements for earlier periods provided for comparative purposes as required by the Statement. The application of the new rules will not have an impact on the Company's financial position or results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward looking statements relating to future plans, expectations and performance which involve various risks and uncertainties, including but not limited to the following: interest rates may increase from their current levels; housing transactions and mortgage issuance may decrease for many reasons including changes in interest rates or economic conditions; the Company's market share may change as a result of changes in underwriting criteria or competitive products or rates; the amount of new insurance written could be affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae; rating agencies may revise methodologies for determining the Company's claims-paying ability ratings and may revise or withdraw the assigned ratings at any time; the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions. Economic downturns in regions where Triad's risk is more concentrated could have a particularly adverse affect on Triad's financial condition and loss development. Accordingly, actual results may differ from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements and Supplementary Data are presented in a separate section of this report.


ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding directors and nominees for directors of the Company is included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, and is hereby incorporated by reference.

     For information regarding the executive officers of the Company, reference is made to the section entitled "Executive Officers of the Company" in Part I,
Item 1 of this Report.

ITEM 11.     EXECUTIVE COMPENSATION.

     This information is included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, and is hereby incorporated by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This information is included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, and is hereby incorporated by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This information is included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, and is hereby incorporated by reference.

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT
             SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

         (a) (3)  Listing of Exhibits-- The response to this portion of Item 14 is submitted as a separate section of this report.

         (b) Reports on Form 8-K.

               No reports on form 8-K were filed  during  the  quarter  ended
                  December 31, 1997.

         (c) Exhibits-- The response to this portion of Item 14 is submitted as a separate section of this report.

         (d)  Financial  Statement  Schedules--  The response to this portion of
              Item 14 is submitted as a separated section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1998.

                                       By /s/ Darryl W. Thompson
                                       -------------------------
                                       Darryl W. Thompson
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March, 1998 by the following persons on behalf of the Registrant in the capacities indicated.


       SIGNATURE                           TITLE

/s/ William T. Ratliff, III      Chairman of the Board
---------------------------
William T. Ratliff, III

/s/ Darryl W. Thompson           President, Chief Executive Officer and Director
---------------------------
Darryl W. Thompson

/s/ David W. Whitehurst          Executive Vice President, Chief Financial
---------------------------      Officer, Treasurer and Director
David W. Whitehurst

/s/ Michael R. Oswalt            Vice President and Controller, Principal
---------------------------      Accounting Officer
Michael R. Oswalt

/s/ Robert T. David              Director
---------------------------
Robert T. David

/s/ Raymond H. Elliott           Director
---------------------------
Raymond H. Elliott

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

                          YEAR ENDED DECEMBER 31, 1997

                               TRIAD GUARANTY INC.

                          WINSTON-SALEM, NORTH CAROLINA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                              (Item 14(a) 1 and 2)



CONSOLIDATED FINANCIAL STATEMENTS                                         PAGE
---------------------------------                                         ----
Report of Independent Auditors................ .......................     54
Consolidated Balance Sheets at December 31, 1997 and 1996.............   55 - 56
Consolidated Statements of Income for each of the three
    years in the period ended December 31, 1997.......................     57
Consolidated Statements of Changes in Stockholders' Equity
    for each of the three years in the period ended December 31, 1997..    58
Consolidated Statements of Cash Flows for each of the three years
    in the period ended December 31, 1997..............................    59
Notes to Consolidated Financial Statements.............................  60 - 76

FINANCIAL STATEMENT SCHEDULES
Schedules at and for each of the three years in the
   period ended December 31, 1997
      Schedule I - Summary of investments - other than
                   investments in related parties......................    77
      Schedule II - Condensed financial information of Registrant......  78 - 81
      Schedule IV - Reinsurance........................................    82


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                                INDEX TO EXHIBITS
                                 (ITEM 14(A) 3)


EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------
    3.1     Certificate of Incorporation of the Registrant, as amended (7)
            (Exhibit 3.1)

    3.2     By-Laws of the Registrant (1) (Exhibit 3(b))

    4.1     Form of Common Stock certificate (1) (Exhibit 4(a))

   *4.2     Indenture Between Triad Guaranty Inc. and Banker's Trust Co.
            (Exhibit 4.2)

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

   10.6 Registration Agreement among the Registrant, Collateral Investment Corp. and Collateral Mortgage, Ltd. (2) (Exhibit 10.6)

   10.7     Employment Agreement between the Registrant and Darryl W. Thompson
            (2)(3) (Exhibit 10.7)

   10.8     Employment Agreement between the Registrant and John H. Williams (2)
            (3)(Exhibit 10.8)

   10.10    Employment Agreement between the Registrant and Henry B. Freeman (2)
            (3)(Exhibit 10.10)

   10.11    Employment Agreement between the Registrant and Ron D. Kessinger (2)
            (3)(Exhibit 10.11)

   10.13 Proportional Reinsurance Agreement between Triad Guaranty Insurance Corporation and PMI Mortgage Insurance Co. (4) (Exhibit 10.13)

   10.15 Excess of Loss Reinsurance Agreement between Triad Guaranty Insurance Corporation and National Union Fire Insurance Company of Pittsburgh, PA.(5) (Exhibit 10.15)

   10.16    Economic Value Added Incentive Bonus Program (Senior Management)
            (6) (Exhibit 10.16)

   10.17 Amendment to Employment Agreement between the Registrant and Darryl W.Thompson (3)(6) (Exhibit 10.17)

   10.18 Amendment to Employment Agreement between the Registrant and John H. Williams (3)(6) (Exhibit 10.18)

   10.19 Amendment to Employment Agreement between the Registrant and Henry B. Freeman (3)(6) (Exhibit 10.19)

   10.20 Amendment to Employment Agreement between the Registrant and Ron D. Kessinger (3)(6) (Exhibit 10.20)

  *11.1     Statement Re Computation of Net Income per share (Exhibit 11.1)

   21.1     Subsidiaries of the Registrant (6) (Exhibit 21.1)

  *23.1     Consent of Ernst & Young LLP (Exhibit 23.1)

  *27.1     Financial Data Schedule (Exhibit 27.1)

  *27.2     Financial Data Schedule (Exhibit 27.2)

  *27.3     Financial Data Schedule (Exhibit 27.3)
-----------------

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

(6) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1996 Form 10-K.

(7) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the June 30, 1997 Form 10-Q.

                         Report of Independent Auditors


Board of Directors
Triad Guaranty Inc.


We have audited the accompanying consolidated balance sheets of Triad Guaranty Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financsent fairly, in all material respects, the consolidated financial position of Triad Guaranty Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                             Ernst & Young LLP

January 22, 1998

                               Triad Guaranty Inc.

                           Consolidated Balance Sheets


                                                             December 31
                                                         1997           1996
                                                         ----           ----

Assets
Invested assets:
 Securities available-for-sale, at fair value:
   Fixed maturities (amortized cost:
     1997-$95,756,136;1996-$86,069,753)............  $ 99,725,487   $ 87,229,855
   Equity securities (cost: 1997-$8,666,815;
     1996-$6,267,076)..............................    11,466,028      7,494,817
   Short-term investments .........................     8,685,842      3,302,125
                                                     ------------   ------------
                                                      119,877,357     98,026,797

Cash ..............................................         8,557        360,586
Accrued investment income .........................     1,460,168      1,126,642
Deferred policy acquisition costs .................    12,587,355     10,198,397
Property and equipment, at cost less accumulated
   depreciation (1997-$1,563,289; 1996-$956,538) ..     2,524,228      1,705,389
Prepaid reinsurance premiums ......................        23,263        300,200
Reinsurance recoverable ...........................        49,447        153,274
Other assets ......................................     2,448,685        531,238

                                                     ------------   ------------
Total assets .....................................   $138,979,060   $112,402,523
                                                     ============   ============

                                                               December 31
                                                           1997          1996
                                                           ----          ----

Liabilities and stockholders' equity Liabilities:
   Losses and loss adjustment expenses ..........      $ 8,960,411   $ 6,305,397
   Unearned premiums ............................        7,988,342     8,216,478
   Amounts payable to reinsurer .................             --           1,993
   Current taxes payable ........................            3,318         1,596
   Deferred income taxes ........................        7,521,874     4,276,081
   Unearned ceding commission ...................             --          80,573
   Accrued expenses and other liabilities .......        2,724,324     1,840,369
                                                       -----------  ------------
Total liabilities ...............................       27,198,269    20,722,487


Commitments and contingencies (Notes 5 and 7)

Stockholders' equity:
   Preferred stock, par value $.01 per share-
     authorized 1,000,000 shares, no shares
     issued and outstanding......................             -            -
   Common stock, par value $.01 per share -
     authorized 20,000,000 shares,13,293,721
     at December 31, 1997 and 6,645,361 at
     December 31, 1996 issued and
     outstanding shares.........................           132,937        66,453
   Additional paid-in capital...................        59,369,223    59,346,832
   Unrealized gain on available-for-sale
     securities, net of income tax liability
     of $2,368,998 at December 31, 1997 and
     $823,287 at December 31, 1996..............         4,405,315     1,568,800
   Retained earnings............................        47,873,316    30,697,951
                                                      ------------  ------------
Total stockholders' equity......................       111,780,791    91,680,03
                                                      ------------  ------------
Total liabilities and stockholders' equity......      $138,979,060  $112,402,523
                                                      ============  ============


See accompanying notes.

                               Triad Guaranty Inc.

                        Consolidated Statements of Income

                                                         Year ended December 31
                                                       1997            1996            1995
                                                       ----            ----            ----
Revenue:
Premiums written:
   Direct ....................................... $ 40,082,507    $ 26,151,650    $ 18,889,933
   Assumed ......................................       20,061          26,222          33,891
   Ceded ........................................   (1,772,039)     (2,216,417)     (3,923,625)
                                                  ------------    ------------    ------------
Net premiums written ............................   38,330,529      23,961,455      15,000,199
Change in unearned premiums .....................      191,163         766,286         477,841
                                                  ------------    ------------    ------------
Earned premiums .................................   38,521,692      24,727,741      15,478,040

Net investment income ...........................    6,234,142       5,446,672       4,836,461
Net realized investment gains (losses) ..........       34,330        (162,385)        172,992
Other income ....................................        7,716            --               261
                                                   ------------    ------------    ------------
                                                    44,797,880      30,012,028      20,487,754
Losses and expenses:
   Losses and loss adjustment expenses ..........    5,317,812       3,444,354       2,691,608
   Reinsurance recoveries .......................     (140,734)       (165,224)       (474,822)
                                                  ------------    ------------    ------------
Net losses and loss adjustment expenses .........    5,177,078       3,279,130       2,216,786

Amortization of deferred policy
 acquisition costs ..............................    4,120,469       3,234,876       2,289,121
Other operating expenses (net
  of acquisition costs deferred) ................   10,256,815       7,259,271       4,752,934
                                                  ------------    ------------    ------------
                                                    19,554,362      13,773,277       9,258,841
                                                  ------------    ------------    ------------
Income before income taxes ......................   25,243,518      16,238,751      11,228,913

Income taxes:
   Current ......................................        2,613         (37,292)         38,717
   Deferred .....................................    7,999,081       5,079,077       3,431,304
                                                  ------------    ------------    ------------
                                                     8,001,694       5,041,785       3,470,021
                                                  ------------    ------------    ------------
Net income ...................................... $ 17,241,824    $ 11,196,966    $  7,758,892
                                                  ============    ============    ============

Earnings per common and
   common equivalent share:
     Basic ......................................     $1.30            $.84            $.59
     Diluted ....................................      1.26             .83             .58
                                                   ============    ============    ============
Shares used in computing earnings
  per common and common equivalent share:
     Basic ......................................   13,291,160      13,277,853      13,196,067
     Diluted ....................................   13,713,538      13,541,551      13,333,014
                                                   ============    ============    ============


See accompanying notes.

                               Triad Guaranty Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                                                         Unrealized
                                                         Gain (Loss)
                              Additional                on Available-
                                Common       Paid-In       for-Sale       Retained       Deferred
                                Stock        Capital      Securities      Earnings     Compensation      Total
                               --------      -------    -------------     --------     ------------      ------

Balance at December 31, 1994.. $ 44,189   $ 59,082,010    $ (632,877)   $ 11,764,244    $ (149,539)  $ 70,108,027
  Net income .................                  --             --          7,758,892          --        7,758,892
  Amortization of deferred
   compensation...............     --           --             --              --          149,539        149,539
  Tax benefit on
   restricted stock...........     --           59,798         --              --             --           59,798
  Change in unrealized
   (loss) gain................     --           --         2,365,086           --             --        2,365,086
                               --------   ------------    ----------    ------------     ----------   -----------
Balance at December 31, 1995..   44,189     59,141,808     1,732,209      19,523,136          --       80,441,342
  Net income .................     --           --             --         11,196,966          --       11,196,966
  Issuance of 11,316 shares
    of common stock under
    stock option plans........      113        205,536         --              --             --          205,649
  Three-for-two stock split
    effected in the form of
    a 50% stock dividend......   22,151         --             --            (22,151)         --             --
    stock dividend
   Retirement of common
     stock....................     --             (512)        --              --              --            (512)
   Change in unrealized
     gain.....................     --           --          (163,409           --              --        (163,409)
                               --------   ------------    ----------    ------------     ----------   -----------
Balance at December 31, 1996..   66,453     59,346,832     1,568,800      30,697,951           --      91,680,036
   Net income ................     --           --             --         17,241,824           --      17,241,824
   Issuance of 2,499 shares
     of common stock under
     stock option plans.......       25         22,391         --              --              --          22,416
   Two-for-one stock split
     effected in the form of
     a 100% stock dividend....   66,459         --             --            (66,459)          --            --
   Change in unrealized
     gain.....................     --           --         2,836,515           --              --       2,836,515
                               --------   ------------    ----------    ------------     ----------   -----------
Balance at December 31, 1997.. $132,937   $ 59,369,223    $4,405,315    $ 47,873,316    $      --    $ 11,780,791
                               ========   ============    ==========    ============     ==========   ===========


See accompanying notes.

                               Triad Guaranty Inc.

                      Consolidated Statements of Cash Flows


                                                                    Year ended December 31
                                                           1997             1996            1995
                                                           ----             ----            ----
Operating activities
Net income .........................................   $ 17,241,824    $ 11,196,966    $  7,758,892
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Loss and unearned premium reserves ............      2,426,878         846,498         618,079
     Accrued expenses and other liabilities ........        901,991         362,459         229,364
     Current taxes payable .........................          1,722         (38,335)         26,118
     Amounts due to/from reinsurer .................        378,771       1,787,428         125,574
     Accrued investment income .....................       (333,526)       (230,985)       (104,490)
     Policy acquisition costs deferred .............     (6,509,427)     (5,856,589)     (3,994,830)
     Amortization of policy acquisition costs ......      4,120,469       3,234,876       2,289,121
     Net realized investment (gains) losses ........        (34,330)        162,385        (172,992)
     Provision for depreciation ....................        621,050         394,282         329,758
     Amortization of bond discount .................       (620,762)       (591,336)       (555,771)
     Amortization of deferred compensation .........           --              --           149,539
     Deferred income taxes .........................      1,700,081       1,573,810         170,955
     Unearned ceding commission ....................        (80,573)       (539,542)        (86,623)
     Other assets ..................................     (1,914,971)        171,949        (291,593)
                                                        ------------    -----------      ----------
Net cash provided by operating activities ..........     17,899,197      12,473,866       6,491,101

Investing activities
Securities available-for-sale:
   Purchases - fixed maturities ....................    (25,487,708)    (19,823,655)    (16,552,078)
   Sales  - fixed maturities .......................     16,186,544       8,036,070      12,960,894
   Purchases - equities ............................     (3,835,769)     (2,732,179)     (2,222,254)
   Sales - equities ................................      1,678,286       1,838,226       1,781,793
Purchases of property and equipment ................     (1,431,278)       (760,202)       (467,526)
                                                        ------------    -----------      ----------
Net cash used in investing activities ..............    (12,889,925)    (13,441,740)     (4,499,171)

Financing activities
Proceeds from exercise of stock options ............         22,416         205,649           --
Retirement of common stock .........................           --              (512)          --
                                                        ------------    -----------      ----------
Net cash provided by financing activities ..........         22,416         205,137           --
                                                        ------------    -----------      ----------
Net change in cash and short-term investments ......      5,031,688        (762,737)      1,991,930
Cash and short-term investments at beginning of year      3,662,711       4,425,448       2,433,518
                                                        ------------    -----------      ----------
Cash and short-term investments at end of year .....   $  8,694,399    $  3,662,711    $  4,425,448
                                                       ============    ============    ============

Supplemental schedule of cash flow information
Cash paid during the period for income taxes
   and United States Mortgage Guaranty Tax and
   Loss Bonds.......................................    $  6,299,891    $  3,348,000    $  3,260,349
                                                        ============    ============    ============

See accompanying notes.

                               Triad Guaranty Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997



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

INVESTMENTS

Securities classified as "available-for-sale" are carried at fair value and unrealized gains and losses on such securities are reported as a separate component of stockholders' equity. The Company does not have any securities classified as "held-to-maturity" or "trading."

                             Triad Guaranty Inc.

1. ACCOUNTING POLICIES (CONTINUED)

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

DEFERRED POLICY ACQUISITION COSTS

The costs of acquiring new business, principally commissions and certain policy underwriting and issue costs, which generally vary with and are primarily related to the production of new business, are deferred. Amortization of such policy acquisition costs is charged to expense in proportion to premium revenue recognized over the estimated policy life. The Company reviews the persistency of policies in force and maar Property and Equipment

Property and equipment is recorded at cost and is amortized principally on a straight-line basis over the estimated useful lives of depreciable assets. Property and equipment primarily consists of furniture and equipment, and computer hardware and software.

LOSSES AND LOSS ADJUSTMENT EXPENSE RESERVES

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

                               Triad Guaranty Inc.

1. ACCOUNTING POLICIES (CONTINUED)

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

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets, net of a valuation allowance, and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, and the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INCOME RECOGNITION

The Company writes policies that are guaranteed renewable contracts at the borrower's option on single premium, annual premium, and monthly premium bases. For annual payment policies, the first year premium exceeds the renewal premium. The Company does not have the option to reunderwrite these contracts. Premiums written on annual policies are earned on a monthly pro rata basis. Single premium policies covering more than one year are amortized over the estimated policy life in accordance with the expiration of risk. Premiums written on a monthly basis are generally earned when received.

                               Triad Guaranty Inc.

1. ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Basic and diluted earnings per share are based on the weighted average daily number of shares outstanding. For diluted earnings per share, the denominator includes the dilutive effect of employee stock options on the weighted-average shares outstanding. There are no other reconciling items between the denominator used in basic earnings per share and diluted earnings per share, and the numerator used in basic earnings per share and diluted earnings per share is the same for all periods presented.

STOCK SPLITS

The Company had a three-for-two stock split in 1996 in the form of a 50% stock dividend. The Company also had a two-for-one stock split in 1997 in the form of a 100% stock dividend. All earnings per share amounts and stock option information prior to the stock splits have been restated to reflect post-split amounts.

                               Triad Guaranty Inc.

1. ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards board issued Statement No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 31, 1997. The Statement establishes standards for the reporting and display of comprehensive income and its components in financial statements. The Company expects to adopt the provisions of Statement 130 in the first quarter of 1998 and will reclassify the financial statements for earlier periods provided for comparative purposes as required by the Statement. The application of the new rules will not have an impact on the Company's financial position or results of operations.

2. INVESTMENTS

The amortized cost and the fair value of investments are as follows:

                                                          Gross         Gross
                                 Amortized  Unrealized  Unrealized       Fair
                                   Cost       Gains       Losses        Value
                                   ----       -----       ------        -----
At December 31, 1997
Available-for-sale securities:
 Fixed maturity securities:
  Corporate ..............   $ 12,260,852   $  475,211   $ 38,842   $ 12,697,221
  U.S. Government ........      9,823,960      374,877      1,406     10,197,431
  Mortgage-backed ........      4,679,115      127,190      4,950      4,801,355
  State and municipal ....     68,789,100    3,039,784      9,529     71,819,355
  Public utilities .......        203,109        7,016       --          210,125
                             ------------   ----------   --------   ------------
Total ....................     95,756,136    4,024,078     54,727     99,725,487
  Equity securities ......      8,666,815    2,810,028     10,815     11,466,028
                             ------------   ----------   --------   ------------
Total ....................   $104,422,951   $6,834,106   $ 65,542   $111,191,515
                             ============   ==========   ========   ============

At December 31, 1996
Available-for-sale securities:
 Fixed maturity securities:
  Corporate ...............  $ 14,620,814   $  427,065   $200,114   $ 14,847,765
  U.S. Government .........     9,311,329      360,899     16,484      9,655,744
  Mortgage-backed .........    16,545,818       84,823    381,003     16,249,638
  State and municipal .....    45,087,458    1,005,494    132,936     45,960,016
  Public utilities ........       504,334       12,358       --          516,692
                             ------------   ----------   --------   ------------
Total .....................    86,069,753    1,890,639    730,537     87,229,855
  Equity securities .......     6,267,076    1,294,831     67,090      7,494,817
                             ------------   ----------   --------   ------------
Total .....................  $ 92,336,829   $3,185,470   $797,627   $ 94,724,672
                             ============   ==========   ========   ============

                               Triad Guaranty Inc.

2. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair value of investments in fixed maturity securities, at December 31, 1997 are summarized by stated maturity as follows:

                                                  Available-for-Sale
                                                  ------------------
                                                Amortized        Fair
                                                   Cost         Value
                                                   ----         -----
       Maturity:
          One year or less .................   $ 1,171,591   $ 1,181,270
          After one year through five years     22,306,492    23,101,381
          After five years through ten years    18,617,950    19,592,870
          After ten years ..................    48,980,988    51,048,611
          Mortgage-backed securities .......     4,679,115     4,801,355
                                               -----------   -----------
       Total ...............................   $95,756,136   $99,725,487
                                               ===========   ===========

Realized gains and losses on sales of investments are as follows:

                                              Year ended December 31
                                          1997         1996         1995
                                          ----         ----         ----
       Securities available-for-sale:
         Fixed maturity securities:
           Gross realized gains.....   $  35,274    $  28,425    $ 131,968
           Gross realized losses ...    (270,818)     (48,112)    (202,123)
         Equity securities:
           Gross realized gains.....     360,066       86,607      208,061
           Gross realized losses ...    (117,810)    (106,244)      (7,372)
         Other investments:
           Gross realized gains.....      42,520       30,509       96,056
           Gross realized losses ...     (14,902)    (153,570)     (53,598)
                                       ---------    ---------    ---------
      Net realized gains (losses) ..   $  34,330    $(162,385)   $ 172,992
                                       =========    =========    =========

Net unrealized appreciation (depreciation) on fixed maturity securities changed by $2,809,249, $(1,228,326), and $6,689,443 in 1997, 1996 and 1995,
respectively; the corresponding amounts for equity securities were $1,571,472, $961,475 and $495,328.

                               Triad Guaranty Inc.

2. INVESTMENTS (CONTINUED)

Major  categories  of the  Company's  net  investment  income are  summarized as follows:
                                               Year ended December 31
                                           1997         1996         1995
                                           ----         ----         ----
   Income:
      Fixed maturities ..............   $5,849,084   $5,260,073   $4,677,448
      Preferred stocks ..............      114,610       37,858       11,417
      Common stocks .................      279,640      236,715      234,249
      Cash and short-term investments      212,033      122,461      153,087
                                        ----------   ----------   ----------
                                         6,455,367    5,657,107    5,076,201
   Expenses .........................      221,225      210,435      239,740
                                        ----------   ----------   ----------
   Net investment income ............   $6,234,142   $5,446,672   $4,836,461
                                        ==========   ==========   ==========

At December 31, 1997 and 1996, investments with an amortized cost of $6,404,051 and $6,214,410, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

3. DEFERRED POLICY ACQUISITION COSTS

An analysis of deferred policy acquisition costs is as follows:

                                                Year ended December 31
                                            1997         1996          1995
                                            ----         ----          ----
 Balance at beginning of year .......   $10,198,397   $ 7,576,684   $5,870,975
 Acquisition costs deferred:
    Sales compensation ..............     4,039,086     2,766,809    1,995,312
    Underwriting and issue expenses .     2,470,341     3,089,780    1,999,518
                                        -----------   -----------   ----------
                                          6,509,427     5,856,589    3,994,830

 Amortization of acquisition expenses     4,120,469     3,234,876    2,289,121
                                        -----------   -----------   ----------
 Net increase .......................     2,388,958     2,621,713    1,705,709
                                        -----------   -----------   ----------
 Balance at end of year .............   $12,587,355   $10,198,397   $7,576,684
                                        ===========   ===========   ==========

                               Triad Guaranty Inc.

4. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity for the reserve for unpaid losses and loss adjustment expenses for 1997, 1996 and 1995 are summarized as follows:

                                            1997           1996         1995
                                            ----           ----         ----
Reserve for losses and loss
 adjustment expenses at January 1,
 net of reinsurance recoverables
 of $330,733,  $885,852 and
 $697,393 in 1997,  1996,  and
 1995,respectively...................    $5,974,664    $ 3,703,251   $2,466,461
Incurred  losses and loss adjustment
 expenses net of reinsurance recoveries
 (principally in respect of default
 notices occurring in):
     Current year....................     6,022,700      4,673,130    3,190,786
     Redundancy on prior years.......      (845,622)    (1,394,000)    (974,000)
                                         ----------    -----------    ---------
 Total incurred losses and
     loss adjustment expenses........     5,177,078      3,279,130     2,216,786

Loss and loss adjustment expense
 payments net of reinsurance
 recoveries (principally in respect
 of default notices occurring in):
     Current year....................       210,493        166,717      215,996
     Prior years.....................     2,032,128        841,000      764,000
                                         ----------    -----------    ---------
Total loss and loss adjustment
  expense payments...................     2,242,621      1,007,717      979,996
                                         ----------    -----------    ---------
Reserve for losses and loss
  adjustment expenses at
  December 31, net of reinsurance
  recoverables of $51,290, $330,733,
  and $885,852 in 1997, 1996 and
  1995, respectively.................    $8,909,121     $ 5,974,664   3,703,251
                                         ==========     ===========   =========

The foregoing reconciliation shows a redundancy in reserves has emerged for each of the years presented. These redundancies resulted principally from settling case-basis reserves for amounts less than expected or reducing incurred but not reported reserves on default notices occurring in prior years.

                               Triad Guaranty Inc.

5. COMMITMENTS

The Company leases certain office facilities and equipment under operating leases. Rental expense for all leases was $835,596, $609,215, and $512,692 for 1997, 1996 and 1995, respectively. Future minimum payments under noncancellable operating leases at December 31, 1997 are as follows:

                    1998.............   $  531,613
                    1999.............      456,945
                    2000.............      346,211
                    2001.............      280,674
                    2002.............      127,192
                                        ----------
                                        $1,742,635
                                        ==========

6. FEDERAL INCOME TAXES

Triad purchases ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds in lieu of paying federal income taxes. At December 31, 1997 and 1996, Triad was obligated to purchase approximately $425,000 and $215,000, respectively, of United States Mortgage Guaranty Tax and Loss Bonds.

Income tax expense differed from the amounts computed by applying the Federal statutory income tax rate to income before taxes as follows:

                                             1997          1996         1995
                                             ----          ----         ----
Income tax computed at statutory rate .. $ 8,835,231   $ 5,683,563  $ 3,817,830
Increase (decrease) in taxes
  resulting from:
   Tax-exempt interest .................  (1,002,062)     (751,407)    (352,486)
   Other ...............................     168,525       109,629        4,677
                                         -----------   -----------  -----------
     Income tax expense ................ $ 8,001,694   $ 5,041,785  $ 3,470,021
                                         ===========   ===========  ===========

                               Triad Guaranty Inc.

6. FEDERAL INCOME TAXES  (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                    1997          1996
                                                    ----          ----
        Deferred tax liabilities
        Statutory contingency reserve .......   $17,370,996   $10,708,063
        Deferred policy acquisition costs ...     4,405,574     3,518,447
        Prepaid reinsurance premiums ........        53,911       159,792
        Amounts payable to reinsurer ........        11,367       169,947
        Fixed maturities ....................       202,884       168,895
        Unrealized investment gain ..........     2,368,998       823,287
        Other ...............................       418,775       223,621
                                                -----------   -----------
        Total deferred tax liabilities ......    24,832,505    15,772,052

        Deferred tax assets
        United States Mortgage Guaranty
          Tax and Loss Bonds ................    16,293,366     9,994,366
        Unearned premiums ...................       611,467       706,015
        Unearned ceding commission ..........          --          27,798
        Losses and loss adjustment expenses..       250,599       602,109
        Other ...............................       155,199       165,683
                                                -----------   -----------
        Total deferred tax assets ...........    17,310,631    11,495,971
                                                -----------   -----------
        Net deferred tax liability ..........   $ 7,521,874   $ 4,276,081
                                                ===========   ===========

                               Triad Guaranty Inc.

7. INSURANCE IN FORCE, DIVIDEND RESTRICTION AND STATUTORY RESULTS

Approximately 57% of Triad's net risk in force is concentrated in six states including 14% in Georgia, 13% in Illinois, 10% in Florida, 7% in Virginia, 7% in California, and 6% in Texas. While Triad continues to diversify its risk in force geographically, a prolonged recession in its high concentration areas could result in higher incurred losses and loss adjustment expenses for Triad.

Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at December 31, 1997 and 1996, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:

                                                1997                 1996
                                                ----                 ----
     Net risk...........................  $2,231,572,130       $1,452,824,414
                                          ==============       ==============

     Statutory capital and surplus......  $   60,929,830       $   57,070,475
     Contingency reserve................      54,766,669           35,072,109
                                          --------------       --------------
     Total..............................  $  115,696,499       $   92,142,584
                                          ==============       ==============
     Risk-to-capital ratio..............     19.3 to 1            15.8 to 1
                                          ==============       ==============

Triad and TGAC are each required under the Illinois Insurance Code (the "Code") to maintain minimum statutory capital and surplus of $5,000,000. The Code permits dividends to be paid only out of earned surplus, and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair market value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders, or (b) statutory net income for the calendar year preceding the date of the dividend. Net income as determined in accordance with statutory accounting practices was $22,916,215, $13,369,769, and $9,337,430 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the amount of the Company's equity that can be paid out in dividends to the stockholders is $2,512,027, which is the earned surplus of Triad on a statutory basis.

                               Triad Guaranty Inc.

8. RELATED PARTY TRANSACTIONS

The Company and Triad pay affiliated companies for management, investment, and other services. The total expense incurred for such items was $284,660, $303,555 and $438,200 in 1997, 1996 and 1995, respectively. Management believes that the expenses incurred for suchtively. Management believes that the expenses incurred for such services approximate costs that the Company would have incurred if those services had been provided by unaffiliated third parties.

9. EMPLOYEE BENEFIT PLAN

Substantially all employees participate in the Company's 401(k) Profit Sharing Plan. Under the plan, employees elect to defer a portion of their wages, with the Company matching deferrals at the rate of 50% of the first 8% of the employee's salary deferred. The Company contributed $151,134, $123,699, and $81,675 for the years ended December 31, 1997, 1996 and 1995, respectively, to the plan.

10. REINSURANCE

Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceding agreement principally provides Triad with increased capacity to write business and achieve a more favorable geographic dispersion of risk.

Effective January 1, 1996, Triad eliminated quota share reof its coverage on renewal business. Triad received approximately $1,100,000 and re-established reserves, unearned premiums, and deferred acquisition costs for the previously ceded business with no effect on income. Also, effective January 1, 1996, Triad obtained $25 million in excess of loss reinsurance designed to provide reinsurance protection in case of catastrophic levels of losses.

Effective October 1, 1997, Triad recaptured most of the remaining coverage on renewal business. Triad received approximately $168,000 and re-established reserves, unearned premiums, and deferred acquisition costs for the previously ceded business with no effect on income.

                               Triad Guaranty Inc.

10. REINSURANCE (CONTINUED)

Reinsurance activity for the years ended December 31, 1997 and 1996 is as follows:

                                               1997        1996
                                               ----        ----

               Earned premiums ceded ...   $1,809,012   $2,319,927
               Losses ceded ............      140,734      165,224
               Earned premiums assumed..       19,804       29,012
               Losses assumed ..........       67,903       99,910

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

11. LONG-TERM STOCK INCENTIVE PLAN

In August 1993 the Company adopted the 1993 Long-Term Stock Incentive Plan (the "Plan"). Under the Plan, certain directors, officers and key employees are eligible to be granted various stock-based awards. The number of shares of common stock which may be issued or sold or for which options or stock appreciation rights may be granted under the Plan is 2,100,000 shares. All information relating to the number of shares and option price have been adjusted to reflect the three-for-two stock split in 1996 and the two-for-one stock split in 1997.

                               Triad Guaranty Inc.

11. LONG-TERM STOCK INCENTIVE PLAN (CONTINUED)

Information concerning the stock option plan is summarized below:

                                                                        Weighted
                                                                         Average
                                           Number of      Option        Exercise
                                            Shares         Price          Price
                                            ------         -----          -----
 1995
   Outstanding, beginning of year ..       570,000      5.33 - 6.93         6.22
   Granted .........................       227,850      4.58 - 8.92         5.84
   Exercised .......................          --         --                  --
   Canceled ........................          --         --                  --
   Outstanding, end of year ........       797,850      4.58 - 8.92         6.13
   Exercisable, end of year ........       638,950      4.58 - 8.92         6.17

1996
   Granted .........................       239,254      8.84 - 15.13       11.47
   Exercised .......................        33,948      5.34 - 6.94         6.06
   Canceled ........................         9,462      5.96 - 11.49        9.56
   Outstanding, end of year ........       993,694      4.58 - 15.13        7.38
   Exercisable, end of year ........       738,229      4.58 - 11.49        6.54

1997
   Granted .........................       184,550      14.81 - 38.27      20.13
   Exercised .......................         2,999      4.58 - 8.92         7.47
   Canceled ........................          --         --                  --
   Outstanding, end of year ........     1,175,245      4.58 - 38.27        9.39
   Exercisable, end of year ........       887,462      4.58 - 15.13        6.91

At December 31, 1997, 1,941,553 shares of the Company's common stock were reserved and 766,308 shares were available for issuance under the Plan. The weighted-average remaining contractual life of the options outstanding at December 31, 1997, is 7.1 years.

The options issued under the Plan in 1995, 1996 and 1997 vest over three years. Certain of the options will immediately vest in the event of a change in control of the Company. Options granted under the Plan terminate no later than 10 years following the date of grant.

                               Triad Guaranty Inc.

11. LONG-TERM STOCK INCENTIVE PLAN (CONTINUED)

Pro forma information required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, has been estimated as if the Company had accounted for stock-based awards under the fair value method of that Statement. The fair value of options granted in 1995, 1996, and 1997 was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average input assumptions: risk-free interest rate of 6.4% for 1995, 6.2% for 1996, and 5.7% for 1997; dividend yield of 0.0%;
expected volatility of .20 for 1995, .20 for 1996, and .29 for 1997; and a weighted-average expected life of the option of 7 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following table summarizes the fair value of options granted in 1995, 1996, and 1997:

                                   Weighted-Average          Weighted-Average
                                    Exercise Price               Fair Value
Type of Option                   1997    1996    1995      1997    1996    1995
------------------------------  ------  ------   -----     -----   -----   -----
Stock Price equals
      Exercise Price........... $18.65  $11.44   $5.65     $5.73   $3.16   $1.59
Stock Price less than
      Exercise Price..........  $20.78  $11.48   $5.96     $3.88   $1.70   $0.90

                               Triad Guaranty Inc.

11. LONG-TERM STOCK INCENTIVE PLAN (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for stock options been recognized using the fair value method on the grant date, net income and earnings per share on a pro forma basis would have been (in thousands except for earnings per share information):

                                               1997         1996        1995
                                               ----         ----        ----
Net Income - as reported ..............    $  17,242    $  11,197    $  7,759

Net Income - pro forma ................    $  16,937    $  11,054    $  7,713

Earnings per share - as reported
     Basic ............................    $   1.30     $   0.84     $  0.59
     Diluted ..........................    $   1.26     $   0.83     $  0.58

Earnings per share - pro forma
     Basic ............................    $   1.28     $   0.83     $  0.59
     Diluted ..........................    $   1.24     $   0.82     $  0.58

The preceding effects of applying Statement 123 are not likely to be indicative of the effects on net income and earnings per share in future years due to the vesting period of awards granted in these years.

                               Triad Guaranty Inc.

12. UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1997 and 1996 (in thousands except per share data):

                                                  1997 Quarter
                                    First  Second    Third     Fourth      Year
                                    -----  ------    -----     ------      ----
Net premiums written ...........   $7,379   $9,128   $10,611   $11,213   $38,331
Earned premiums ................    7,849    8,985    10,378    11,310    38,522
Net investment income ..........    1,472    1,502     1,730     1,530     6,234
Net losses incurred ............    1,196    1,090     1,520     1,371     5,177
Underwriting and other expenses     3,095    3,530     3,754     3,998    14,377
Net income .....................    3,447    4,033     4,738     5,024    17,242
Basic EPS ......................     .26      .30       .36       .38      1.30
Diluted EPS ....................     .25      .30       .34       .36      1.26

                                                    1996 Quarter
                                    First  Second    Third     Fourth      Year
                                    -----  ------    -----     ------      ----
Net premiums written ...........   $5,073   $5,559   $ 6,684   $ 6,645   $23,961
Earned premiums ................    5,479    5,763     6,513     6,973    24,728
Net investment income ..........    1,279    1,364     1,368     1,435     5,446
Net losses incurred ............      653      614     1,013       999     3,279
Underwriting and other expenses     2,387    2,590     2,658     2,859    10,494
Net income .....................    2,549    2,652     2,889     3,107    11,197
Basic EPS ......................     .19      .20       .22       .23       .84
Diluted EPS ....................     .19      .20       .21       .23       .83

13. SUBSEQUENT EVENT

On January 22, 1998, the Company completed a $35 million private offering of notes due January 15, 2028. The notes, which represent unsecured obligations of the Company, bear int

                                   Schedule I
       Summary of Investments - Other Than Investments In Related Parties
                               Triad Guaranty Inc.
                                December 31, 1997

                                                               Amount at
                                                              Which Shown
                                        Amortized     Fair    in Balance
Type of Investment                         Cost      Value       Sheet
                                        ---------------------------------
                                              (dollars in thousands)
Fixed maturity securities,
  available-for-sale:
   Bonds:
     U.S. Government obligations .....   $  9,824   $ 10,198   $ 10,198
     Mortgage-backed securities ......      4,679      4,801      4,801
     State and municipal bonds .......     68,789     71,819     71,819
     Corporate bonds .................     12,261     12,697     12,697
     Public utilities ................        203        210        210
                                          -------   --------    -------
   Total .............................     95,756     99,725     99,725
                                          --------   --------   -------

Equity securities, available-for-sale:
   Common stocks:
       Public utilities ..............        627        885        885
       Industrial & miscellaneous ....      5,140      7,597      7,597
   Preferred Stock ...................      2,900      2,984      2,984
                                          -------   --------    -------
    Total ............................      8,667     11,466     11,466
                                          -------   --------    -------
Short-term investments ...............      8,686      8,686      8,686
                                          -------   --------    -------

Total investments other than
   investments in related parties ....   $113,109   $119,877   $119,877
                                         ========   ========   ========

           Schedule Ii - Condensed Financial Information Of Registrant
                            Condensed Balance Sheets
                               Triad Guaranty Inc.
                                (Parent Company)


                                                                 December 31
                                                              1997        1996
                                                              ----        ----
                                                          (dollars in thousands)

Assets:
   Investment in subsidiaries .........................     $111,200     $91,136
   Cash and short-term investments ....................          562         534
   Other assets .......................................           56          16
                                                            --------     -------
   Total assets .......................................     $111,818     $91,686
                                                            ========     =======

Liabilities and stockholders' equity:
Liabilities:
   Current taxes payable ..............................     $      3     $     1
   Accrued expenses and other liabilities .............           35           5
                                                            --------     -------
   Total liabilities ..................................           38           6


Stockholders' equity:
   Common stock .......................................          133          66
   Additional paid-in capital .........................       59,369      59,347
   Unrealized gain on invested assets (all from
    subsidiaries) .....................................       4,405        1,569
   Retained earnings ..................................       47,873      30,698
                                                            --------     -------
Total stockholders' equity ............................      111,780      91,680
                                                            --------     -------
Total liabilities and stockholders' equity ............     $111,818     $91,686
                                                            ========     =======





                  See notes to condensed financial statements.

           Schedule Ii - Condensed Financial Information Of Registrant
                         Condensed Statements Of Income
                               Triad Guaranty Inc.
                                (Parent Company)rant



                                                      Year Ended December 31
                                                    1997       1996      1995
                                                    ----       ----      ----
                                                       (dollars in thousands)
Revenues:
   Net investment income .......................  $    22   $     17    $    14
                                                  -------   --------    -------
                                                       22         17         14
                                                  -------   --------    -------
Expenses:
   Operating expenses ..........................        6          6        152
                                                  -------   --------    -------
                                                        6          6        152
                                                  -------   --------    -------
Income (loss) before federal income taxes and
equity in undistributed income of subsidiaries         16         11       (138)

Federal income tax expense .....................        2        151         22
                                                  -------   --------    -------
Income (loss) before equity in undistributed
 income of subsidiaries ........................       14       (140)      (160)
Equity in undistributed income of subsidiaries..   17,228     11,337      7,919
                                                  -------   --------    -------

Net income .....................................  $17,242   $ 11,197    $ 7,759
                                                  =======   ========    =======









                  See notes to condensed financial statements.

           Schedule II - Condensed Financial Information of Registrant
                       Condensed Statements of Cash Flows
                               Triad Guaranty Inc.
                                (Parent Company)

                                                       Year Ended December 31
                                                      1997      1996      1995
                                                      ----      ----      ----
                                                        (dollars in thousands)
Operating Activities
   Net income ..................................... $ 17,242  $ 11,197  $ 7,759

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Equity in undistributed income of subsidiaries..  (17,228)  (11,337)  (7,919)
   Amortization of deferred compensation ..........      --       --        149
   (Increase) decrease in other assets ............      (40)       20      (14)
   Decrease in deferred income taxes ..............      --        151       21
   Increase (decrease) in current tax payable .....        2      --         (3)
   Increase (decrease) in accrued expenses and
      other liabilities ...........................       30       (15)     (18)
                                                    --------  --------   -------
   Net cash provided by (used in)
      operating activities.........................        6        16      (25)

Financing Activities
   Proceeds from exercise of stock options...... ..       22       206      --
                                                    --------  --------   -------
Net cash provided by financing activities .........       22       206      --
                                                    --------  --------   -------
Increase (decrease) in cash and
   short-term investments..........................       28       222      (25)
Cash and short-term investments at
   beginning of year ..............................      534       312       337
                                                    --------   -------   -------
Cash and short-term investments at end of year .... $    562   $   534   $   312
                                                    ========   =======   =======






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

NOTE 3

     In January 1998 the Company completed a $35 million private offering of notes due January 15, 2028. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

                            Schedule IV - Reinsurance

                               Triad Guaranty Inc.
                        Mortgage Insurance Premium Earned
                  Years Ended December 31, 1997, 1996 and 1995



                                                                  Percentage of
                               Ceded To      Assumed                  Amount
                      Gross       Other    From Other     Net        Assumed
                     Amount   Companies     Companies    Amount       to Net
                     ------   ---------     ---------    ------       ------
(dollars in thousands)

1997............    $40,311      $1,809        $20      $38,522        0.1%
                    =======      ======        ===      =======
1996............    $27,019      $2,320        $29      $24,728        0.1%
                    =======      ======        ===      =======
1995............    $19,699      $4,253        $32      $15,478        0.2%
                    =======      ======        ===      =======