Form 10-Q
period 1998-03-31
TRIAD GUARANTY INC
filed 1998-05-13
CIK 911631

FORM 10-Q
                           ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

                                 (336) 723-1282
              (Registrant's telephone number, including area code)
                          -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of May 6, 1998:
13,304,722 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                           Page
                                                                          Number
Part I. Financial Information:

    Item 1. Financial Statements:

    Consolidated Balance Sheets as of March 31, 1998 (Unaudited)
         and December 31, 1997................................................3

    Consolidated Income Statement for the Three Month
         Periods Ended March 31, 1998 and 1997 (Unaudited)....................4

    Consolidated Statements of Cash Flows for the Three Month
         Periods Ended March 31, 1998 and 1997 (Unaudited)....................5

    Notes to Consolidated Financial Statements................................6

    Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................10

Part II. Other Information:

    Item 6. Exhibits and Reports on Form 8-K.................................16

    Signatures...............................................................16

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS


                                                       March 31,    December 31,
                                                         1998           1997
                                                     ------------  -------------
Assets                                               (Unaudited)
Invested assets:
  Securities available-for-sale, at fair value:
    Fixed maturities ............................... $133,434,540   $ 99,725,487
    Equity securities...............................   12,677,081     11,466,028
    Short-term investments..........................   13,347,249      8,685,842
                                                     ------------  -------------
                                                      159,458,870    119,877,357

Cash................................................       41,000          8,557
Accrued investment income...........................    1,989,304      1,460,168
Deferred policy acquisition costs...................   13,218,093     12,587,355
Property and equipment..............................    2,681,067      2,524,228
Prepaid reinsurance premium.........................       20,237         23,263
Reinsurance recoverable.............................       55,128         49,447
Other assets........................................    2,661,348      2,448,685
                                                     ------------  -------------
Total assets........................................ $180,125,047   $138,979,060
                                                     ============  =============

Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses.............  $ 9,629,555  $   8,960,411
    Unearned premiums...............................    7,390,114      7,988,342
    Current taxes payable...........................        3,322          3,318
    Deferred income taxes...........................    8,901,364      7,521,874
    Long term debt..................................   34,500,923            - -
    Accrued interest on debt........................      476,194            - -
    Accrued expenses and other liabilities..........    2,089,100      2,724,324
                                                     ------------  -------------
Total liabilities...................................   62,990,572     27,198,269
Commitments and contingent liabilities - Note 4
Stockholders' equity:
    Preferred stock, par value $.01 per share
      authorized 1,000,000 shares; no shares
      issued and outstanding........................       ---            ---
    Common stock, par value $.01 per share
      authorized 20,000,000 shares; 13,302,721
      issued and outstanding shares at March 31,
      1998 and 13,293,721 at December 31, 1997......      133,027        132,937
    Additional paid-in capital......................   59,410,383     59,369,223
    Accumulated other comprehensive income,
     net of income tax liability of $2,330,895
     at March 31, 1998 and $2,368,998
     at December  31, 1997...........................   4,334,553      4,405,315
    Retained earnings................................  53,256,512     47,873,316
                                                     ------------  -------------
Total stockholders' equity..........................  117,134,475    111,780,791
                                                     ------------  -------------
Total liabilities and stockholders' equity.......... $180,125,047   $138,979,060
                                                     ============  =============

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31
                                                     1998             1997
Revenue:
Premiums written:
   Direct.......................................... $11,569,733    $7,894,068
   Assumed.........................................       5,821         6,039
   Ceded...........................................   (240,499)     (521,604)
                                                   ------------   -----------
Net premiums written...............................  11,335,055     7,378,503
Change in unearned premiums........................     595,201       470,380
                                                   ------------   -----------
Earned premiums....................................  11,930,256     7,848,883
Net investment income..............................   2,038,569     1,471,915
Realized investment gains (losses).................     115,513         (881)
Other income.......................................         470         2,664
                                                   ------------   -----------
                                                     14,084,808     9,322,581
Losses and expenses:
Losses and loss adjustment expenses................   1,479,704     1,241,546
Reinsurance recoveries.............................     (2,472)      (45,696)
                                                   ------------   -----------
Net losses and loss adjustment expenses............   1,477,232     1,195,850
Interest expense on debt...........................     476,888           - -
Amortization of deferred policy acquisition costs..   1,272,708       973,055
Other operating expenses (net).....................   3,091,460     2,121,764
                                                   ------------   -----------
                                                      6,318,288     4,290,669
                                                   ------------   -----------
Income before income taxes.........................   7,766,520     5,031,912
Income taxes:
   Current.........................................         213           458
   Deferred........................................   2,383,111     1,584,566
                                                   ------------   -----------
                                                      2,383,324     1,585,024
                                                   ------------   -----------
Net income......................................... $ 5,383,196    $3,446,888
                                                   ============   ===========

Earnings per common and
   common equivalent share:
   Basic...........................................     $.40          $.26
                                                   ============   ===========
   Diluted.........................................     $.39          $.25
                                                   ============   ===========

Shares used in computing earnings
   per common and common equivalent share:
   Basic...........................................  13,301,554    13,290,722
                                                   ============   ===========
   Diluted.........................................  13,870,538    13,621,034
                                                   ============   ===========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                        Three Months Ended
                                                              March 31
                                                    ---------------------------
                                                         1998           1997
                                                         ----           ----
Operating activities
Net income.......................................... $ 5,383,196    $ 3,446,888
Adjustments to reconcile net income to net
      cash provided by operating activities:
   Loss and unearned premium reserves...............      70,916        247,413
   Accrued expenses and other liabilities...........    (634,126)      (675,371)
   Current taxes payable............................           4            235
   Accrued investment income........................    (529,136)      (182,738)
   Policy acquisition costs deferred................  (1,903,445)    (1,351,765)
   Amortization of policy acquisition costs.........   1,272,708        973,055
   Net realized investment (gains) losses ..........    (115,513)           881
   Provision for depreciation.......................     206,811        128,379
   Accretion of discount on investments.............    (197,715)      (149,142)
   Deferred income taxes............................   1,417,594      1,369,566
   Real estate acquired in claim settlement.........     141,999         --
   Accrued interest on debt.........................     476,194         --
   Other assets.....................................    (354,661)      (635,658)
                                                    ------------   ------------
Net cash provided by operating activities...........   5,234,826      3,171,743
Investing activities
Securities available-for-sale:
    Purchases - fixed maturities.................... (38,143,846)   (10,278,355)
    Sales - fixed maturities........................   3,814,529      9,064,083
    Purchases - equities............................  (3,160,977)      (385,641)
    Sales - equities................................   2,763,701        726,551
  Purchase of property and equipment................    (356,555)      (285,283)
                                                    ------------   ------------
Net cash used in investing activities............... (35,083,148)    (1,158,645)
Financing activities
Proceeds from issuance of long term debt............  34,500,923         --
Proceeds from exercise of stock options.............      41,250         --
                                                    ------------   ------------
Net cash provided by financing activities...........  34,542,173         --
                                                    ------------   ------------
Net change in cash and short-term investments.......   4,693,851      2,013,098
Cash and short-term investments at beginning
    of period.......................................   8,694,398      3,662,711
                                                    ------------   ------------
Cash and short-term investments at end of period.... $13,388,249    $ 5,675,809
                                                    ============   ============

Supplemental schedule of cash flow information
Cash paid during the period for income taxes
    and United States Mortgage
    Guaranty Tax and Loss Bonds..................... $   883,213    $   215,458
                                                    ============   ============


                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.


NOTE  2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on form 10-K for the year ended December 31, 1997.


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

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 March 31, 1998
                                   (Unaudited)


INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at March 31, 1998 and December 31, 1997, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:



                                      March 31           December 31
                                        1998               1997
                                        ----               ----

Net risk.........................   $2,313,504,845     $2,231,572,130
                                 =================    ===============
Statutory capital and surplus....   $   87,727,230     $   60,929,830
Statutory contingency reserve....       60,963,401         54,766,669
                                 -----------------    ---------------
Total............................   $  148,690,631     $  115,696,499
                                 =================    ===============
Risk-to-capital ratio............      15.6-to-1          19.3-to-1
                                 =================    ===============


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

     Net income as determined in accordance with statutory accounting practices was $7,513,864 for the three months ended March 31, 1998 and $22,916,215 for the year ended December 31, 1997.

     At March 31, 1998 and December 31, 1997, the amount of Triad's equity that could be paid out in dividends to stockholders was $4,309,427 and $2,512,027, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 March 31, 1998
                                   (Unaudited)


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


NOTE 5 - - EARNINGS PER SHARE

     Basic and diluted earnings per share are based on the weighted average daily number of shares outstanding. For diluted earnings per share, the denominator includes the dilutive effect of stock options on the weighted-average shares outstanding. There are no other reconciling items between the denominator used in basic earnings per share and diluted earnings per share, and the numerator used in basic earnings per share and diluted earnings per share is the same for all periods presented.


NOTE 6 - - COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement No. 130 establishes standards for reporting and display of the components of comprehensive income in financial statements. Comprehensive income is divided into net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three month periods ended March 31, 1998 and 1997, Triad's comprehensive income was $5.3 million and $2.5 million, respectively. Comprehensive income for those periods consists of net income from operations of $5.4 million and $3.4 million less unrealized losses on available-for-sale securities, net of income tax effect, of $70,000 and $961,000, respectively. The adoption of this statement had no impact on the Company's net income or stockholders' equity.


NOTE 7 - - LONG TERM DEBT

     On January 29, 1998, the Company completed a $35 million private offering of notes due January 15, 2028. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable. The notes are rated "A" by Standard and Poor's Corporation and "A+" by Fitch Investors Service. The Company contributed $25 million of the net proceeds from the sale of the notes to Triad in exchange for a surplus debenture. The Company will be dependent upon payments under the surplus debenture issued by Triad and upon possible future dividends from Triad, all of which will be subject to significant payment restrictions under Illinois insurance laws, to provide funds

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 March 31, 1998
                                   (Unaudited)

for the payment of the Company's obligations under the notes. The Company retained the balance of the net proceeds of the offering, approximately $9.4 million, which will be available for general corporate purposes, including, without limitation, investment, payments of principal and interest on the notes and possible future contributions to the capital of Triad.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

     Net income for the first three months of 1998 increased 56.2% to $5.4 million compared to $3.4 million in the first three months of 1997. This improvement was primarily attributable to a 52.0% increase in earned premiums, a 38.5% increase in net investment income and an improved loss and expense ratio.

     Net income per share on a diluted basis, which reflects the two-for-one stock split effective on October 28, 1997, increased 53.4% to $0.39 for the first three months of 1998 compared to $0.25 per share for the first three months of 1997. Operating earnings per share were $0.38 for the first three months of 1998 compared to $0.25 for the first three months of 1997, an increase of 51.1%. Operating earnings exclude net realized investment gains of approximately $116,000 in the first three months of 1998 and net realized investment losses of approximately $1,000 in the first three months of 1997.

     Net new insurance written was $860 million for the first three months of 1998 as compared to $596 million for the first three months of 1997, an increase of 44.3%. The Company also produced approximately $41 million of new insurance written on seasoned loans in the first quarter of 1998 compared to $54 million in the same period of 1997. The increase in new insurance written was the result of continued geographic expansion and the penetration of Triad's products in the marketplace to both new and existing customers. According to industry data, Triad's national market share, which is calculated based on net new insurance written, increased to 2.5% for the first three months of 1998 compared to 2.4% reported for all of 1997.

     The growth in new insurance written also reflects the favorable interest rate environment in the first three months of 1998 which caused home buying and refinance activities to remain strong. Refinance activity was 34.3% of new insurance written in the first three months of 1998 compared to 18.4% in the first three months of 1997. Total direct insurance in force reached $9.5 billion at March 31, 1998, compared to $7.0 billion at March 31, 1997, an increase of 35.7%.

     Total direct premiums written were $11.6 million for the first three months of 1998, an increase of 46.6% compared to $7.9 million for the first three months of 1997. Net premiums written increased by 53.6% to $11.6 million for the first three months of 1998 compared to $7.4 million for the same period in 1997. Earned premiums increased 52.0% to $11.9 million for the first three months of 1998 from $7.8 million for the first quarter of 1997. This growth in written and earned premium resulted from the increase in new insurance written, offset somewhat by a decline in the Company's persistency rate. The Company's persistency, or the number of policies remaining in force from one year prior, was 81.8% compared to 84.2% for all of 1997. Sales under the Company's monthly premium plan represented 97.5% of new insurance written in the first quarter of 1998 compared to 93.5% in the first quarter of 1997.

     Triad's "Stick With Triad" program featuring the Slam Dunk Loan SM approval process, whereby Triad issues a certificate of insurance based on the borrower's credit score, accounted for 56.2% of new commitments in the first three months

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED

of 1998  compared  to 34.7% for the same period of 1997.  Commitments  processed through Triad's delegated underwriting program accounted for 14.8% of commitments received for the first three months of 1998, compared to 11.4% for the first three months of 1997.

     Net investment income for the first quarter of 1998 was $2.0 million, a 38.5% increase over $1.5 million for the same period in 1997. This increase in investment income is the result of growth in the average book value of invested assets by $35.7 million to $133.0 million at March 31, 1998, from $97.3 million at March 31, 1997. The growth in invested assets is attributable to both the investment of the proceeds of the Company's $35.0 million debt offering completed in late January 1998, and the increase in invested assets due to normal operating cash flow. The yield on average invested assets was 6.1% for both the first three months of 1998 and for the same period of 1997. The portfolio's tax-equivalent yield was 7.8% for the first three months of both 1998 and 1997. Approximately 67% or $87.6 million of the Company's fixed maturity portfolio at March 31, 1998 was composed of state and municipal tax-preferred securities as compared to 63% at March 31, 1997.

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 12.4% for the 1998 first quarter as compared to 15.2% for the same period of 1997 and 13.4% for all of 1997. The Company's favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that approximately 74% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claims frequencies on future earnings.

     During periods of significant refinancing activity, it is possible that policies on stronger loans may lapse and that weaker loans may remain in force, thus potentially increasing the loss ratio on older business. Substantial increases in production of new business during these periods can offset the increased loss ratio on the older business.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 23.5% in the first three months of 1998 to $1.5 million compared to $1.2 million in the first three months of 1997. This increase reflects the growth of the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its higher claim frequency years.

     Amortization of deferred policy acquisition costs increased by 30.8% to $1.3 million in the first three months of 1998 compared to $1.0 million for the first three months of 1997. The increase in amortization reflects both a growing

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force and a higher cancellation rate during the first quarter of 1998.

     Other operating expenses increased 45.7% to $3.1 million for the first three months of 1998 as compared to $2.1 million for the same period in 1997. This increase in expenses is primarily attributable to advertising, personnel, facilities and equipment costs required to support the Company's product development, technology enhancements, geographic expansion and increased production.

     The expense ratio (ratio of underwriting expenses to net premiums written) for the first quarter of 1998 was 38.5% compared to 41.9% for the first quarter of 1997 and 37.5% for all of 1997. The primary factor contributing to this improvement between the quarterly periods is the higher level of written premiums in the first quarter of 1998.

     The effective tax rate for the first quarter of 1998 was 30.7% compared to 31.5% in the first quarter of 1997. This decrease is the result of completion of the phase-in of the 35% federal statutory income tax rate applicable to companies with annual taxable income above $10 million and the increase in investment in tax preferred securities. Management expects the Company's effective tax rate to increase slightly during 1998 as the funds from the $35 million debt offering, completed in January 1998, are invested in taxable securities. However, any increase in the effective rate is largely dependent upon the Company's taxable income growing faster than its tax preferred investment income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating cash flow consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims and expenses.

     The Company generated positive cash flow from operating activities for the first three months of 1998 of $5.2 million compared to $3.2 million for the first three months of 1997. The increase in Triad's operating cash flow reflects the growth in renewal premiums and insurance written that has more than offset the increases in claims paid and other expenses.

     The Company's business does not routinely require significant capital expenditures. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short term investments and other investment portfolio securities.

     In January 1998, the Company completed a $35.0 million private offering of notes due January 15, 2028. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable. The notes are rated "A" by Standard and Poor's Corporation and "A+" by Fitch Investors Service. The Company contributed $25.0 million of the net proceeds to Triad in exchange for a surplus debenture. The Company is dependent upon payments under the surplus debenture issued by Triad and upon possible future

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED

dividends from Triad, all of which will be subject to significant payment restrictions under Illinois insurance laws, to provide funds for the payment of the Company's obligations under the notes. The Company retained the balance of the net proceeds of the offering, approximately $9.4 million, and these proceeds are available for general corporate purposes, including, without limitation, investment, payments of principal and interest on the notes and possible future contributions to the capital of Triad.

     The parent company's cash flow is dependent on interest income, cash dividends, revenues from management fees and interest payments under the surplus debenture from Triad. The insurance laws of the State of Illinois impose certain restrictions on dividends from Triad. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus as of the end of the preceding fiscal year and limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department. Triad had an earned surplus of $4.3 million at March 31, 1998, and $2.5 million at December 31, 1997. The Illinois Insurance Department permits expenses of the parent company to be paid by Triad in the form of management fees.

     Consolidated invested assets were $159.5 million at March 31, 1998, compared to $119.9 million at December 31, 1997. This increase is attributable to the investment of proceeds of the $35.0 million debt offering and normal operating cash flow. To date, the Company's investments have emphasized tax-preferred securities. Because of restrictions imposed under federal income tax laws, investment by the Company of proceeds of the note offering must be made in taxable securities. Through investment of a portion of the net proceeds of the note offering, the Company has increased its investments in higher yielding non-investment grade securities to approximately 9% of its consolidated investment portfolio, up from approximately 3% at December 31, 1997. Net unrealized investment gains were $3.5 million on equity securities and $3.1 million on fixed maturity securities at March 31, 1998. Fixed maturity securities and equity securities classified as available for sale totaled $146.1 million at March 31, 1998. The fixed maturity portfolio consisted of approximately 67% municipal securities, 22% corporate securities, 8% U.S. government obligations and 3% mortgage-backed bonds at March 31, 1998.

     The Company's loss reserves increased to $9.6 million at March 31, 1998, compared to $9.0 million at December 31, 1997. This growth is the result of the increases in new insurance written and the maturing of the Company's risk in force. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's reserves per delinquent loan were $25,200 at March 31, 1998 compared to $23,100 at December 31, 1997. The Company's ratio of delinquent insured loans to total insured loans was 0.45% at March 31, 1998, compared to 0.47% at December 31, 1997.

     The Company's unearned premium reserve of $7.4 million at March 31, 1998, decreased from $8.0 million at December 31, 1997. This decline is attributable primarily to the continued production of the monthly premium product, which produces little unearned premium compared to annual and single premium products.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED

Cancellation activity also can contribute to the decrease in unearned premiums, whereby older annual premium policies are canceled or replaced by monthly premium policies.

     Total stockholders' equity increased to $117.1 million at March 31, 1998, from $111.8 million at December 31, 1997. This increase resulted primarily from net income of $5.4 million for the first three months of 1998 offset slightly by a decrease in net unrealized gains on invested assets classified as available-for-sale of $71,000 (net of income tax).

     Triad's total statutory policyholders' surplus increased to $87.7 million at March 31, 1998, from $60.9 million at December 31, 1997. This increase resulted from the Company's contribution to Triad of $25.0 million of note proceeds through a surplus debenture, statutory net income of $7.5 million, and unrealized gains on equity securities of $712,000 offset primarily by an increase in the statutory contingency reserve of $6.2 million. Triad's statutory earned surplus was $4.3 million at March 31, 1998 compared to $2.5 million at December 31, 1997, reflecting growth in statutory net income greater than the increase in the statutory contingency reserve. The balance in the statutory contingency reserve was $61.0 million at March 31, 1998, compared to $54.8 million at December 31, 1997.

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

     Triad's ability to write insurance depends on the adequacy of its statutory capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states limit Triad's risk-to-capital ratio to 25-to-1. As of March 31, 1998, Triad's risk-to-capital ratio was 15.6-to-1, as compared to 19.3-to-1 at December 31, 1997, and 19.4-to-1 for the industry as a whole at December 31, 1996, the latest industry data available.

     Rating agencies also require capital levels based on a company's performance sensitivity to various depression scenarios. In determining capital levels, the rating agencies allow the use of different forms of capital including statutory capital, reinsurance and debt. The effect of the Company's contribution of $25.0 million of the proceeds of its note offering to the capital of Triad in January 1998 was to improve its risk-to-capital ratio and to provide additional capital considered in the rating agencies' depression models.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward looking statements relating to future plans, expectations and performance which involve various risks and uncertainties, including but not limited to the following: interest rates may increase from their current levels; housing transactions and mortgage issuance may decrease for many reasons including changes in interest rates or economic conditions; the Company's market share may change as a result of changes in underwriting criteria or competitive products or rates; the amount of new insurance written could be affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae; rating agencies may revise methodologies for determining the Company's claims-paying ability ratings and may revise or withdraw the assigned ratings at any time; the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions. Economic downturns in regions where Triad's risk is more concentrated could have a particularly adverse affect on Triad's financial condition and loss development. Accordingly, actual results may differ from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in other documents filed by the Company with the Securities and Exchange Commission.

         PART II

         Item 1.  Legal Proceedings - None

         Item 2.  Changes in Securities - None

         Item 3.  Defaults Upon Senior Securities - None

         Item 4.  Submission of Matters to a Vote of Security Holders - None

         Item 5.  Other Information - None


                        a.  Exhibits
ITEM 6.
                                Exhibit               Description
                                -------               -----------

                                   27          Financial Data Schedule

                        b.  Reports on Form 8-K - None






     SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TRIAD GUARANTY INC.


Date: May 13, 1998
                                              /s/ Michael R. Oswalt
                                              -----------------------------
                                              Michael R. Oswalt
                                              Vice President and Controller,
                                              Principal Accounting Officer

                                  EXHIBIT INDEX



         Exhibit
         Number                       Description
         ------                       -----------

            27                  Financial Data Schedule