Form 10-K/A
period 1997-12-31
TRIAD GUARANTY INC
filed 1998-06-25
CIK 911631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-K/A

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
(State or other jurisdiction of              (I.R.S. Employer Identification No.
    incorporation or organization))

   101 SOUTH STRATFORD ROAD, SUITE 500
       WINSTON-SALEM, NORTH CAROLINA                          27104
 (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (336) 723-1282
       ------------------------------------------------------------------

               Securities registered pursuant to Section 12(b) of
                                    the Act:

                                      None

           Securities registered pursuant to Section 12(g)of the Act:

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

Portions of the following documents are       Part of this Form 10-K into which
incorporated by reference into this           the document isincorporated by
Form 10-K:                                    reference:
    Triad Guaranty Inc.
    Proxy Statement for 1998 Annual Meeting               Part III
    of Stockholders

                                     PART IV


ITEM 14        EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES, AND REPORTS ON FORM 8-K.
               -----------------------------------

           (a) The following documents are filed as a part of this Report:

            2. FINANCIAL STATEMENT SCHEDULES

               (a) Triad Guaranty Inc. 401(k) Profit Sharing Plan Financial Statements

               The Financial Statement of Triad Guaranty Inc. 401(k)Profit Sharing Plan, together with the report thereon of Ernst & Young LLP, consisting of:

               Report of Independent Auditors

               Statements of Net Assets Available for Benefits (Modified Cash Basis)

               Statements of Changes in Net Asset Available for Benefits (Modified Cash Basis)

               Notes to Financial Statements

               Schedule of Assets Held for Investment Purposes

               Schedule of Reportable Transactions

            3. EXHIBITS

               23.2 Consent of Ernst & Young LLP

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized on the 25th day of June 1998.

                                               TRIAD GUARANTY INC.





                                               By:/s/Michael R. Oswalt
                                               -----------------------
                                               Michael R. Oswalt
                                               Vice President and Controller
                                               Principal Accounting Officer

                            FINANCIAL STATEMENTS AND
                             SUPPLEMENTAL SCHEDULES

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                       WITH REPORT OF INDEPENDENT AUDITORS

                               Triad Guaranty Inc.
                           401(k) Profit-Sharing Plan

                              Financial Statements
                           and Supplemental Schedules

                     Years ended December 31, 1997 and 1996




                                    CONTENTS

Report of Independent Auditors.................................................1

Financial Statements

Statements of Net Assets Available for Benefits (Modified Cash Basis)..........2
Statements of Changes  in Net Assets Available for Benefits
    (Modified Cash Basis)......................................................3
Notes to Financial Statements .................................................4

Supplemental Schedules

Schedule of Assets Held for Investment Purposes (Form 5500 - Line 27a)........12
Schedule of Reportable Transactions (Form 5500 - Line 27d)....................13


Note: Supplemental Schedules, other than those listed above, are omitted because of the absence of the conditions under which they are required by Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 or because the required information is included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


Plan Administrator of the Triad Guaranty Inc.
    401(k) Profit-Sharing Plan

We have audited the accompanying statements of net assets available for benefits (modified cash basis) of the Triad Guaranty Inc. 401(k) Profit-Sharing Plan (the
Plan) as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits (modified cash basis) for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 2, these financial statements and supplemental schedules were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, information regarding the Plan's net assets available for benefits (modified cash basis) as of December 31, 1997 and 1996, and the changes there in (modified cash basis) for the years then ended, on the basis of accounting described in Note 2.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules (modified cash basis) of assets held for investment purposes as of December 31, 1997 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The supplemental schedules (modified cash basis) have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.


                                        ERNST & YOUNG LLP

May 20, 1998

                               Triad Guaranty Inc.
                           401(k) Profit-Sharing Plan

                 Statements of Net Assets Available for Benefits
                              (Modified Cash Basis)


                                                      December 31
                                                1997              1996
                                            ----------------------------------
Assets
Investments:
   At fair value - (Notes 2 and 3):
     Mutual funds                              $   446,087      $   217,599
     Common stock                                3,436,993        1,327,273
     Loans to participants                           8,948           10,414
                                            ----------------------------------
Total investments                                3,892,028        1,555,286
Cash and cash equivalents                            8,939            1,428
                                            ----------------------------------
Net assets available for benefits               $3,900,967       $1,556,714
                                            ==================================


See notes to financial statements.

                               Triad Guaranty Inc.
                           401(k) Profit-Sharing Plan

           Statements of Changes in Net Assets Available for Benefits
                              (Modified Cash Basis)


                                                     Year ended December 31
                                                       1997            1996
                                                  ------------------------------
Additions to net assets attributed to:
Investment income:
   Net realized and unrealized appreciation in
     fair value of investments (Note 3)              $1,639,820   $   397,335
   Interest and dividends                                49,813        15,288
                                                  ------------------------------
                                                      1,689,633       412,623

Contributions:
   Participants'                                        552,512       399,529
   Employer's                                           119,007       125,430
                                                  ------------------------------
                                                        671,519       524,959
                                                  ------------------------------
Total additions                                       2,361,152       937,582

Deductions from net assets attributed to:
Benefits paid to participants                            16,899        38,828
                                                  ------------------------------
Net increase                                          2,344,253       898,754

Net assets available for benefits:
   Beginning of year                                  1,556,714       657,960
                                                  ------------------------------
   End of year                                       $3,900,967    $1,556,714
                                                  ==============================


See notes to financial statements.

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


1. DESCRIPTION OF PLAN

The following description of the Triad Guaranty Inc. 401(k) Profit-Sharing Plan (the Plan), formerly the Triad Guaranty Insurance Corporation 401(k)
Profit-Sharing Plan, provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

GENERAL

The Plan is a salary deferral 401(k) defined contribution plan covering all employees of Triad Guaranty Inc. (the "Company" or the "Plan Sponsor") who have at least one year of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan became effective November 1, 1993.

FORFEITURES

Forfeitures of matching contributions of $2,545 and $4,887 for 1997 and 1996 will be used to reduce future employer contributions.

CONTRIBUTIONS

Each year, participants may contribute up to 15% of their annual compensation, as defined in the Plan. However, these elective deferral contributions may not exceed the dollar limitation contained in Section 402(g). Participants may also contribute amounts representing distributions from other qualified defined benefit or defined contribution plans. In accordance with the Plan provisions, the Company may match the participant's elective deferral contribution. The discretionary percentage matched is determined by the Plan sponsor. Additional amounts may be contributed at the option of the Plan sponsor.

                              TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1. DESCRIPTION OF PLAN (CONTINUED)

PARTICIPANT ACCOUNTS

Each participant's account is credited with the participant's contributions (elective deferral contribution) and allocations of (a) the Company's
contributions   and  (b)  the  Plan's   earnings.   Allocations   are  based  on
participants' compensation and account balances. Forfeited balances of terminated participants' nonvested accounts are allocated to the active participants' account balances as described above. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

VESTING

Participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the Company contribution portion of their accounts plus actual earnings thereon is based on years of continuous service. Participants are 20% vested after 1 year, 40% vested after 2 years, 60% vested after 3 years, 80% vested after 4 years and 100% vested after 5 years of service.

INVESTMENT OPTIONS

Upon enrollment in the Plan, a participant may direct employer and employee contributions in any of the following investment options:

         Oppenheimer   Income   &  Growth   Fund  -  Funds   are   invested   in
         growth-oriented common stocks, plus income-producing securities including common and preferred stocks, convertible bonds, debentures and notes.

         Oppenheimer Limited-Term Government Fund - Funds are invested in obligations issued or guaranteed by the U.S. government, its agencies, or its instrumentalities.

         Oppenheimer Global Fund - Funds are invested in international stocks.

         Fidelity Income & Growth Fund - Funds are invested in dividend-paying common stock with growth potential.

         Fidelity Bond Fund - Funds are invested in high quality corporate obligations, U.S. government securities, obligations of major U.S. banks, prime commercial pater or similar investments.

                             TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1. DESCRIPTION OF PLAN (CONTINUED)

          Triad Guaranty Inc. Stock Fund - Funds are invested in common stock of Triad Guaranty Inc. Purchases and sales of Triad Guaranty Inc. stock are made on the open market by brokers selected by the agent retained by the Trustee.

Participants may change their investment options quarterly.

PAYMENT OF BENEFITS

On termination of service, a participant may receive a lump-sum payment equal to the vested value of his or her account. Upon death, disability or retirement, a participant may receive either a lump-sum payment equal to the vested value of his or her account, or choose from several annuity options.

2. SUMMARY OF ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The financial statements of the Plan are prepared under the modified cash method of accounting. Contributions are recorded when received and benefits are recorded when paid.

INVESTMENT VALUATION

The Plan's investments are stated at fair value. The shares of the registered investment companies are valued at quoted market prices which represent the net asset values of shares held by the Plan at year-end.

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                             TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. INVESTMENTS

The Plan's investments are held by a bank administered trust fund. Investments that represent 5 percent or more of the Plan's net assets as of December 31 are as follows:

                                                   1997             1996
                                             -------------------------------
 Investments at fair value as determined
   by quoted market price:
     Oppenheimer Income & Growth Fund         $          -     $   111,321
     Triad Guaranty Inc. Stock Fund              3,436,993       1,327,273

For the years ended December 31, 1997 and 1996, the Plan's investments (including investments bought, sold, as well as held during the period) appreciated in value by $1,639,820 and $397,335, respectively, as follows:

                                                  Net realized
                                                 and unrealized
                                                  appreciation
                                               (depreciation) in     Fair Value
                                               Fair Value During       at End
                                                      Year             of Year
                                              ----------------------------------
YEAR ENDED DECEMBER 31, 1997

Investments at fair value as determined
   by quoted market price:
     Oppenheimer Income & Growth Fund             $    19,232      $   185,258
     Oppenheimer Global Fund                           (1,806)         120,822
     Fidelity Income & Growth Fund                     13,538          110,797
     Fidelity Bond Fund                                   352           29,210
     Triad Guaranty Inc. Stock Fund                 1,608,504        3,436,993
                                              ----------------------------------
                                                   $1,639,820       $3,883,080
                                              ==================================

                             TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.  INVESTMENTS (CONTINUED)

                                                  Net realized
                                                 and unrealized
                                                  appreciation
                                               (depreciation) in     Fair Value
                                               Fair Value During       at End
                                                      Year             of Year
                                              ----------------------------------
Year ended December 31, 1996

Investments at fair value as determined
  by quoted market price:
     Oppenheimer Income & Growth Fund                $  6,842      $   111,321
     Oppenheimer Limited-Term Government Fund            (887)             197
     Oppenheimer Global Fund                            4,386           61,094
     Oppenheimer Short Term Investments                     -            6,713
     Fidelity Income & Growth Fund                      1,334           25,810
     Fidelity Bond Fund                                     8            5,734
     Fidelity Short-Term Investments                        -            6,730
     Triad Guaranty Inc. Stock Fund                   385,652        1,327,273
                                              ----------------------------------
                                                     $397,335       $1,544,872
                                              ==================================

                               Triad Guaranty Inc.
                           401(k) Profit-Sharing Plan

                    Notes to Financial Statements (continued)



13

                               TRIAD GUARANTY INC.
                          401(K) TO PROFIT-SHARING PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4. CHANGES IN NET ASSETS BY FUND

The following table illustrates the Plan's activity between participant directed funds for the years ended December 31, 1997 and 1996:


                                               Oppenheimer
                                 Oppenheimer    Limited                Fidelity
                                  Income &        Term     Oppenheimer  Income &   Fidelity      Loans         Triad
                                   Growth      Government     Global     Growth      Bond         to        Guaranty Inc.
                                    Fund          Fund         Fund       Fund       Fund    Participants    Stock Fund      Total
                                ----------------------------------------------------------------------------------------------------
Net assets available for
 benefits at December 31, 1995  $  90,165     $ 31,961    $  45,355    $      -   $      -    $      -      $  490,479   $ 657,960
Net realized and unrealized
  appreciation (depreciation)
  in fair value of investments       6,842         (887)       4,386       1,334          8           -         385,652     397,335
Interest and dividends               8,564        1,517        2,861         864        197       1,000             285      15,288
Contributions:
   Employer                         15,274        3,122        5,643       2,357        472           -          98,562     125,430
   Participants                     36,448        7,725       14,654      10,442      3,074           -         327,186     399,529
Benefit payments                   (10,686)      (2,303)      (4,263)     (2,209)    (1,875)          -         (17,492)    (38,828)
Net transfers between funds        (30,811)     (40,938)      (5,294)     19,289      4,350       9,414          43,990           -
                                ----------------------------------------------------------------------------------------------------
Net assets available for
  benefits at December 31, 1996    115,796          197       63,342      32,077      6,226      10,414       1,328,662   1,556,714
Net realized and unrealized
  appreciation (depreciation)
  in fair value of investments      19,232            -       (1,806)     13,538        352           -       1,608,504   1,639,820
Interest and dividends              15,071            -       25,675       5,377      1,428         916           1,346      49,813
Contributions:
   Participants                     48,407            -       37,121      49,969     20,395           -         396,620     552,512
   Employer                          5,602         (715)       2,980      10,883        809           -          99,448     119,007
Benefit payments                    (2,968)        (363)           -        (394)         -         607         (13,781)    (16,899)
Net transfers between funds        (15,882)         881        2,386        (653)         -      (2,989)         16,257           -
                                ----------------------------------------------------------------------------------------------------
Net assets available for
 benefits at December 31, 1997    $185,258     $      -    $ 129,698    $110,797    $29,210    $  8,948      $3,437,056   $3,900,967
                                ====================================================================================================

                              TRIAD GUARANTY INC.
                          401(K) TO PROFIT-SHARING PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5. PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100 percent vested in their accounts.

6. EXEMPT PARTY-IN-INTEREST TRANSACTIONS

All Plan investments are managed by the Trustee, and, therefore, these transactions qualify as party-in-interest. All fees for the investment manager services were paid by the Plan sponsor.

Certain administrative functions are performed by officers or employees of the Company. No such officer or employee receives compensation from the Plan. All administrative expenses are paid directly by the Plan sponsor.

7. INCOME TAX STATUS

The Plan sponsor believes that the Plan meets the requirements of a qualified plan under applicable provisions of the Internal Revenue Code. Therefore, the related trust is not subject to tax under present income tax laws. The Plan is required to operate in conformity with the IRC to maintain its qualification. The Plan administrator is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

8. YEAR 2000 ISSUE (UNAUDITED)

The Plan sponsor has developed a plan to modify its internal information technology to be ready for the year 2000 and has begun converting critical data processing systems. The project also includes determining whether third party service providers have reasonable plans in place to become year 2000 compliant. The Plan Sponsor currently expects the project to be substantially complete by early 1999. The Plan Sponsor does not expect this project to have a significant effect on plan operations.

9.  SUBSEQUENT EVENT

Effective January 1, 1998, the Plan was amended to reduce the eligibility waiting period from twelve months to six months.

                             SUPPLEMENTAL SCHEDULES

                               TRIAD GUARANTY INC.
                          401(K) TO PROFIT-SHARING PLAN

     SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES (FORM 5500 - LINE 27A)

                          YEAR ENDED DECEMBER 31, 1997

   Identity of Issue, Borrower,    Description of                     Current
     Lessor or Similar Party         Investment           Cost         Value
-------------------------------- -------------------- ------------- ------------

Common Stock:
   Triad Guaranty Inc.               118,517 shares    $ 1,484,863   $ 3,436,993

Mutual Funds:
   Fidelity Bond Fund                  2,872 shares         28,849        29,210
   Fidelity Growth and
      Income Fund                      2,908 shares         96,784       110,797
   Oppenheimer Income &
      Growth Fund                      5,548 shares        165,163       185,258
   Oppenheimer Global Fund             2,947 shares        121,014       120,822
   Wachovia Prime Cash
      Management Fund                  8,939 shares          8,939         8,939
                                                      ------------- ------------
                                                           420,749       455,026

Participant loans                                            8,948         8,948
                                                      ------------- ------------

                                                       $ 1,914,560   $ 3,900,967
                                                      ============= ============

                               Triad Guaranty Inc.
                          401(k) to Profit-Sharing Plan

           Schedule of Reportable Transactions (Form 5500 - Line 27d)

                          Year ended December 31, 1997

                                                                                                      Current
                                                                                                      Value on
                                                              Purchase       Selling         Cost    Transaction       Gain
   Identity of Party Involved         Description of Assets     Price         Price          Value       Date         (Loss)
----------------------------------- ------------------------ ------------ ------------- --------------------------- ---------


Category (iii)--Series of Transactions in excess of 5 percent of plan assets

Biltmore Prime Cash Management      Authorized Demand Notes    $ 388,857    $       -     $  388,857    $ 388,857    $
                                                                              395,834        395,834      395,834          -

Fidelity                            Growth and Income Fund        84,145                      84,145       84,145          -
                                                                               12,695         11,837       12,695        858


Oppenheimer                         Income & Growth Fund          80,482                      80,482       80,482          -
                                                                               25,779         22,138       25,779      3,641

Triad Guaranty Inc.                 Common Stock                 589,684                     589,684      589,684          -
                                                                               34,358         24,979       34,358      9,379

Wachovia Prime Cash Management      Authorized Demand Notes      348,121                     348,121      348,121          -
                                                                              340,711        340,711      340,711          -


There were no category (i), (ii) or (iv) transactions during 1997.