Form 10-Q
period 1998-09-30
TRIAD GUARANTY INC
filed 1998-11-12
CIK 911631

FORM 10-Q
                           ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of November 3, 1998: 13,377,536 shares.

                              TRIAD GUARANTY INC.

                                      INDEX
                                                                           Page
                                                                          Number
Part I. Financial Information:

    Item 1. Financial Statements:

    Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
    and December 31, 1997.....................................................3

    Consolidated Statements of Income for the Three and Nine Month
    Periods Ended September 30, 1998 and 1997 (Unaudited).....................4

    Consolidated Statements of Cash Flow for the Nine Month
    Periods Ended September 30, 1998 and 1997 (Unaudited).....................5

    Notes to Consolidated Financial Statements................................6

    Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................10

Part II. Other Information:

    Item 6. Exhibits and Reports on Form 8-K.................................17

    Signatures...............................................................17

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS


                                                    September 30,   December 31,
                                                        1998            1997
                                                    -----------    ------------
                                                     (Unaudited)
Assets
Invested assets:
  Securities available-for-sale, at fair value:
    Fixed maturities .............................. $153,662,429   $ 99,725,487
    Equity securities .............................   11,427,910     11,466,028
  Short-term investments ..........................    4,744,018      8,685,842
                                                    ------------   ------------
                                                    $169,834,357   $119,877,357


Cash ..............................................      170,824          8,557
Accrued investment income .........................    2,332,144      1,460,168
Deferred policy acquisition costs .................   14,659,504     12,587,355
Property and equipment ............................    3,105,208      2,524,228
Prepaid reinsurance premium .......................       16,368         23,263
Reinsurance recoverable ...........................       30,217         49,447
Other assets ......................................    4,109,781      2,448,685
                                                    ------------   ------------
Total assets ...................................... $194,258,403   $138,979,060
                                                    ============   ============

Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses ........... $ 10,536,147   $  8,960,411
    Unearned premiums .............................    6,975,250      7,988,342
    Current taxes payable .........................        3,322          3,318
    Deferred income taxes .........................    8,132,759      7,521,874
    Long term debt ................................   34,480,782           --
    Accrued interest on debt ......................      583,722           --
    Accrued expenses and other liabilities ........    3,187,253      2,724,324
                                                    ------------   ------------
Total liabilities .................................   63,899,235     27,198,269
Commitments and contingent liabilities - Note 4
Stockholders' equity:
   Preferred stock, par value $.01 per share
      authorized 1,000,000 shares; no shares
      issued and outstanding.......................      ---              ---
   Common  stock,  par value  $.01 per share
      authorized 32,000,000 shares; 13,392,536
      shares issued and outstanding at
      September 30, 1998 and 13,293,721 at
      December 31, 1997 ...........................      133,925        132,937
   Additional paid-in capital .....................   60,417,014     59,369,223
   Accumulated other comprehensive income,
      net of income tax liability of $2,174,213
      at September 30, 1998 and $2,368,998
      at December 31, 1997 ........................    4,043,571      4,405,315
   Retained earnings ..............................   65,764,658     47,873,316
                                                    ------------   ------------
Total stockholders' equity ........................  130,359,168    111,780,791
                                                    ------------   ------------
Total liabilities and stockholders' equity ........ $194,258,403   $138,979,060
                                                    ============   ============

                             See accompanying notes

                               TRIAD GUARANTY INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended            Nine Months Ended
                                                              September 30                 September 30
                                                      --------------------------   -----------------------------
                                                         1998           1997            1998            1997
                                                         ----           ----            ----            ----
Revenue:
Premiums written:

   Direct ..........................................$ 13,681,365    $ 11,088,559    $ 38,017,064    $ 28,635,704
   Assumed .........................................       1,335           7,150          10,262          23,204
   Ceded ...........................................    (310,979)       (485,041)       (788,451)     (1,541,755)
                                                    ------------    ------------    ------------    ------------
Net premiums written ...............................  13,371,721      10,610,668      37,238,875      27,117,153
Change in unearned premiums ........................     284,247        (232,442)      1,006,197          94,691
                                                    ------------    ------------    ------------    ------------
Earned premiums ....................................  13,655,968      10,378,226      38,245,072      27,211,844
Net investment income ..............................   2,424,083       1,729,886       6,788,337       4,703,465
Realized investment gains ..........................     307,812          71,616         582,076          77,466
Other income .......................................       8,609           1,686           9,648           7,716
                                                    ------------    ------------    ------------    ------------
                                                      16,396,472      12,181,414      45,625,133      32,000,491
Losses and expenses:
Losses and loss adjustment expenses ................   1,714,629       1,554,580       4,297,145       3,938,719
Reinsurance recoveries .............................       1,508         (34,927)          2,991        (133,320)
                                                    ------------    ------------    ------------    ------------
Net losses and loss adjustment expenses ............   1,716,137       1,519,653       4,300,136       3,805,399
Interest expense on debt ...........................     692,388            --         1,861,578            --
Amortization of deferred policy acquisition costs ..   1,553,379       1,049,639       4,188,705       3,007,082
Other operating expenses (net) .....................   3,177,927       2,704,303       9,515,458       7,371,666
                                                    ------------    ------------    ------------    ------------
                                                       7,139,831       5,273,595      19,865,877      14,184,147
                                                    ------------    ------------    ------------    ------------
Income before income taxes .........................   9,256,641       6,907,819      25,759,256      17,816,344
Income taxes:
   Current .........................................        --               223             426           2,391
   Deferred ........................................   2,793,250       2,169,410       7,867,488       5,595,680
                                                    ------------    ------------    ------------    ------------
                                                       2,793,250       2,169,633       7,867,914       5,598,071
                                                    ------------    ------------    ------------    ------------
Net income .........................................$  6,463,391    $  4,738,186    $ 17,891,342    $ 12,218,273
                                                    ============    ============    ============    ============

Earnings per common and
   common equivalent share:
   Basic ...........................................$    .48        $    .36        $   1.34        $    .92
                                                    ============    ============    ============    ============
   Diluted .........................................$    .47        $    .34        $   1.29        $    .89
                                                    ============    ============    ============    ============
Shares used in computing earnings per
   common and common equivalent share:
   Basic ...........................................  13,358,409      13,291,244      13,325,656      13,290,885
                                                    ============    ============    ============    ============
   Diluted .........................................  13,854,330      13,762,476      13,864,865      13,681,225
                                                    ============    ============    ============    ============

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                               Nine Months Ended
                                                                  September 30
                                                         ----------------------------
                                                              1998            1997
Operating activities
Net income ...........................................   $ 17,891,342    $ 12,218,273
Adjustments to reconcile net income to net
 cash provided by operatingactivities:
   Loss and unearned premium reserves ................        562,644       1,846,535
   Accrued expenses and other liabilities ............        440,186         326,267
   Current taxes payable .............................              4           1,722
   Accrued investment income .........................       (871,976)       (525,512)
   Policy acquisition costs deferred .................     (6,260,854)     (4,264,541)
   Amortization of policy acquisition costs ..........      4,188,705       3,007,082
   Net realized investment gains .....................       (582,076)        (77,466)
   Provision for depreciation ........................        560,815         434,894
   Amortization of intangible assets .................         34,795            --
   Accretion of discount on investments ..............       (739,867)       (463,182)
   Deferred income taxes .............................        805,670       1,289,680
   Accrued interest on debt ..........................        583,722            --
   Real estate acquired in claim settlement ..........        141,999            --
   Other assets ......................................     (1,464,865)     (1,095,670)
                                                         ------------    ------------
Net cash provided by operating activities ............     15,290,244      12,698,082
Investing activities
Securities available-for-sale:
    Purchases - fixed maturities .....................    (63,482,701)    (20,254,380)
    Sales - fixed maturities .........................     10,760,774      10,582,547
    Purchases - equities .............................     (5,119,678)     (3,150,355)
    Sales - equities .................................      4,677,949       1,469,121
  Purchase of property and equipment .................     (1,134,700)     (1,043,244)
                                                         ------------    ------------
Net cash used in investing activities ................    (54,298,356)    (12,396,311)
Financing activities
Proceeds from issuance of long term debt .............     34,477,899            --
Proceeds from exercise of stock options ..............        750,656           8,920
                                                         ------------    ------------
Net cash provided by financing activities ............     35,228,555           8,920
                                                         ------------    ------------
Net change in cash and short-term investments ........     (3,779,557)        310,691
Cash and short-term investments at beginning
   of period .........................................      8,694,399       3,662,711
                                                         ------------    ------------
Cash and short-term investments at end of period .....   $  4,914,842    $  3,973,402
                                                         ============    ============
Supplemental  schedule  of cash flow  information
  Cash paid during theperiod for:
   Income taxes and United States Mortgage Guaranty
      Tax and Loss Bonds .............................   $  6,979,726    $  4,306,900
   Interest ..........................................   $  1,274,972    $       --
Non-cash investing and finance activities:
   Exchange of restricted common stock for
      intangible asset ...............................   $    298,125    $       --

                             See accompanying notes.

                              TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.


NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on form 10-K for the year ended December 31, 1997.


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

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                               September 30, 1998
                                   (Unaudited)

     INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at September 30, 1998 and December 31, 1997, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:


                                            September 30,        December 31,
                                                1998                1997

Net risk ...........................      $ 2,599,455,489      $2,231,572,130
                                          ===============      ==============
Statutory capital and surplus ......      $    89,163,345      $   60,929,830
Statutory contingency reserve ......           74,379,618          54,766,669
                                          ---------------      --------------
Total ..............................      $   163,542,963      $  115,696,499
                                          ===============      ==============
Risk-to-capital ratio ..............            15.9-to-1           19.3-to-1
                                          ===============      ==============


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

     Net income as determined in accordance with statutory accounting practices was $24,094,862 for the nine months ended September 30, 1998 and $22,916,215 for the year ended December 31, 1997.

     At September 30, 1998 and December 31, 1997, the amount of Triad's equity that could be paid out in dividends to stockholders was $5,447,417 and $2,512,027, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

                              TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                               September 30, 1998
                                   (Unaudited)


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

     For the three month periods ended September 30, 1998 and 1997, the Company's comprehensive income was $6.2 million and $6.3 million, respectively. For the nine month periods ended September 30, 1998 and 1997, the Company's comprehensive income was $17.5 million and $14.3 million, respectively. Prior period financial statements have been reclassified to conform to the requirements of Statement No. 130.

                              TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                               September 30, 1998
                                   (Unaudited)

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

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

     Net income for the first nine months of 1998 increased 46.4% to $17.9 million compared to $12.2 million in the first nine months of 1997. Net income for the third quarter of 1998 increased 36.4% to $6.5 million compared to $4.7 million for the third quarter of 1997. This improvement is attributable to a 40.5% (31.6% in the third quarter) increase in earned premiums, a 44.3% (40.1% in the third quarter) increase in net investment income and an improved combined loss and expense ratio.

     Net income per share on a diluted basis, which reflects the two-for-one stock split effective on October 28, 1997, increased 44.5% to $1.29 for the first nine months of 1998 compared to $0.89 per share for the first nine months of 1997. Net income per share for the third quarter of 1998 was $0.47 on a diluted basis compared to $0.34 per share for the same period of 1997. Operating earnings per share were $1.26 for the first nine months of 1998 compared to $0.89 for the first nine months of 1997. Operating earnings exclude net realized gains of approximately $582,000 in the first nine months of 1998 and of approximately $77,000 in the same period of 1997.

     Net new insurance written was $3.3 billion for the first nine months of 1998 as compared to $2.1 billion for the first nine months of 1997, an increase of 52.5%. For the third quarter, net new insurance written totaled $1.2 billion in 1998 compared to $817 million in 1997. The Company also produced approximately $186 million of new insurance written on seasoned loans in the first nine months of 1998 compared to $951 million in the same period of 1997. The increase in new insurance written was the result of a strong economy, continued geographic expansion, the penetration of Triad's products in the marketplace to both new and existing customers and the introduction of new products. According to industry data, Triad's national market share of net new insurance written increased to 2.5% for the first nine months of 1998 compared to 2.4% reported for all of 1997.

     The growth in new insurance written also reflects the favorable interest rate environment in the first nine months of 1998 which caused home buying and refinance activities to remain strong. Refinance activity was 30.6% of new insurance written in the first nine months of 1998 compared to 13.0% in the first nine months of 1997. Total direct insurance in force reached $10.5 billion at September 30, 1998, compared to $8.8 billion at September 30, 1997, an increase of 20.1%.

     Total direct premiums written were $38.0 million for the first nine months of 1998, an increase of 32.8% compared to $28.6 million for the first nine months of 1997. Net premiums written increased by 37.3% to $37.2 million in the first nine months of 1998 compared to $27.1 million for the same period in 1997. Earned premiums increased 40.5% to $38.2 million for the first nine months of 1998 from $27.2 million for the first nine months of 1997. This growth in

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED

written and earned premium resulted from the increase in new insurance written, offset by a decline in the Company's persistency rate. The Company's persistency, or the number of policies remaining in force from one year prior, was 73.8% at September 30, 1998, compared to 84.2% at December 31, 1997. The decline in persistency experienced thus far in 1998 will cause future renewal premiums to be less than would have been expected under higher persistency conditions. Sales under the Company's monthly premium plan represented 97.5% of new insurance written in the first three quarters of 1998 compared to 93.5% in the same period of 1997.

     Net investment income for the first nine months of 1998 was $6.8 million, a 44.3% increase over $4.7 million in the first nine months of 1997. Net investment income for the third quarter of 1998 was $2.4 million, a 40.1% increase over the third quarter of 1997. This increase in investment income is the result of growth in the average book value of invested assets by $45.3 million to $146.8 million at September 30, 1998, from $101.5 million at September 30, 1997. The growth in invested assets is attributable to both the investment of the proceeds of the Company's $35.0 million debt offering completed in late January 1998 and the increase in invested assets due to normal operating cash flow. The yield on average invested assets remained stable at 6.2% for the first nine months of 1997 and 1998, compared to 6.0% for all of 1997. The portfolio's tax-equivalent yield was 7.9% for the first nine months of 1998 and 1997 versus 8.0% for all of 1997. Approximately 69% or $102.7 million of the Company's fixed maturity portfolio at September 30, 1998, was composed of state and municipal tax-preferred securities as compared to 67% at September 30, 1997.

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 11.2% for the first nine months of 1998 compared to 14.0% for the same period of 1997 and 13.4% for all of 1997. The loss ratio was 12.6% for the third quarter of 1998 compared to 14.6% for the third quarter of 1997. The Company's favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that approximately 77% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claims frequencies on future earnings.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED

     During periods of significant refinancing activity, it is possible that policies on stronger loans may be canceled and on weaker loans may remain in force, thus potentially increasing the loss ratio on older business. Substantial increases in production of new business during these periods can offset the increased loss ratio on the older business.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 13.0% in the first nine months of 1998 to $4.3 million compared to $3.8 million in the first nine months of 1997. Net losses and loss adjustment expenses for the third quarter of 1998 was $1.7 million versus $1.5 million for the same quarter in 1997. The year to date increase reflects the growing amount of the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its higher claim frequency years.

     Amortization of deferred policy acquisition costs increased by 39.3% to $4.2 million in the first nine months of 1998 compared to $3.0 million for the first nine months of 1997. These costs were $1.6 million for the third quarter of 1998 compared to $1.0 million for the third quarter of 1997, an increase of 48.0%. The increase in amortization reflects both a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force and a higher cancellation rate during the first nine months of 1998.

     Other operating expenses increased 29.1% to $9.5 million for the first nine months of 1998 compared to $7.4 million for the same period in 1997. For the third quarter of 1998, other operating expenses increased to $3.2 million from $2.7 million in the third quarter of 1997. This increase in expenses is primarily attributable to advertising, personnel, facilities and equipment costs required to support the Company's product development, technology enhancements, geographic expansion and increased production.

     The expense ratio (ratio of underwriting expenses to net premiums written) for the first nine months of 1998 was 36.8% compared to 38.3% for the first nine months of 1997 and 37.5% for all of 1997. The expense ratio for the third quarter of 1998 and 1997 was 35.4%. Contributing to this year-to-date improvement is the higher level of written premiums in 1998 partially offset by the increase in expenses.

     The effective tax rate for the first nine months of 1998 was 30.5% compared to 31.4% in the first nine months of 1997. This decrease is the result of the increase in investment in tax preferred securities and the completion of the phase-in during 1997 of the 35% federal statutory income tax rate applicable to companies with annual taxable income above $10 million. Management expects the Company's effective tax rate to remain about the same as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims and expenses.

     The Company generated positive cash flow from operating activities for the first nine months of 1998 of $15.3 million compared to $12.7 million for the first nine months of 1997. The increase in Triad's operating cash flow reflects the growth in renewal premiums and insurance written that has more than offset the increases in claims paid and other expenses.

     The Company's business does not routinely require significant capital expenditures. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

     In January 1998, the Company completed a $35.0 million private offering of notes due January 15, 2028. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable. The notes are rated "A" by Standard and Poor's Corporation and "A+" by Fitch Investors Service. The parent company contributed $25.0 million of the net proceeds to Triad in exchange for a surplus debenture. The parent company is dependent upon payments under the surplus debenture issued by Triad and upon possible future dividends from Triad, all of which will be subject to significant payment restrictions under Illinois insurance laws, to provide funds for the payment of the Company's obligations under the notes. The parent company retained the balance of the net proceeds of the offering, approximately $9.4 million, and these proceeds are available for general corporate purposes, including, without limitation, investment, payments of principal and interest on the notes and possible future contributions to its subsidiaries.

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

     Consolidated invested assets were $169.8 million at September 30, 1998, compared to $119.9 million at December 31, 1997. This increase is attributable to the investment of proceeds of the $35.0 million debt offering and operating cash flow. Through investment of a portion of the net proceeds of the note offering, the Company has increased its investments in higher yielding non-investment grade securities to approximately 9% of its consolidated investment portfolio, up from approximately 3% at December 31, 1997. Net unrealized investment gains were $1.8 million on equity securities and $4.4

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED

million on fixed maturity securities at September 30, 1998. Fixed maturity securities and equity securities classified as available for sale totaled $165.1 million at September 30, 1998. Based upon book value, the fixed maturity portfolio consisted of approximately 69% municipal securities, 23% corporate securities, 6% U.S. government obligations and 2% mortgage-backed bonds at September 30, 1998.

     The Company's loss reserves increased to $10.5 million at September 30, 1998, compared to $9.0 million at December 31, 1997. This growth is the result of the increases in new insurance written and the maturing of the Company's risk in force. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's reserves per delinquent loan were $21,500 at September 30, 1998, compared to $23,100 at December 31, 1997. The Company's delinquency ratio, the ratio of delinquent insured loans to total insured loans, was 0.53% at September 30, 1998, compared to 0.47% at December 31, 1997.

     The Company's unearned premium reserve of $7.0 million at September 30, 1998, decreased from $8.0 million at December 31, 1997. This decline is attributable primarily to the continued production of the monthly premium product, which produces little unearned premium compared to annual and single premium products. Cancellation activity also can contribute to the decrease in unearned premiums, whereby older annual premium policies are canceled or replaced by monthly premium policies.

     Total stockholders' equity increased to $130.4 million at September 30, 1998, from $111.8 million at December 31, 1997. This increase resulted from net income of $17.9 million for the first nine months of 1998 and from additional paid-in capital of $1.0 million resulting from the exercise of employee stock options and the issuance of restricted stock in connection with the buyout of one of the Company's exclusive commissioned general agencies. These increases were offset somewhat by a decline in net unrealized gains on investments of about $362,000.

     Triad's total statutory policyholders' surplus increased to $89.2 million at September 30, 1998, from $60.9 million at December 31, 1997. This increase resulted from the Company's contribution to Triad of $25.0 million of note proceeds through a surplus debenture and statutory net income of $24.1 million, offset primarily by a decrease in unrealized gains on equity securities of $1.7 million and an increase in the statutory contingency reserve of $19.6 million. Triad's statutory earned surplus was $5.4 million at September 30, 1998, compared to $2.5 million at December 31, 1997, reflecting growth in statutory net income greater than the increase in the statutory contingency reserve. The balance in the statutory contingency reserve was $74.4 million at September 30, 1998, compared to $54.8 million at December 31, 1997.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED

     Substantially all of the Company's existing computer systems which are integral to its business were originally developed to be year 2000 compliant or will be reprogrammed. The Company plans to reprogram its existing computer systems, as necessary, and complete testing of the Company's existing system by December 31, 1998. As of September 30, 1998, the Company is approximately 80% complete in the review and testing of its existing computer systems for the Year 2000 compliance. Year 2000 compliance costs incurred relating to the Company's existing computer systems are being expensed and are immaterial. Some of the Company's computer systems integral to its business interface with computer systems of third parties. Virtually all transactions with systems operated by third parties involve nationally recognized service bureaus and government sponsored entities such as Freddie Mac and Fannie Mae. The Company is working with these third parties to coordinate any necessary testing of year 2000 related system interfaces. As a result, the Company does not anticipate that year 2000 compliance issues arising from interfaces with third-party systems will have a material impact on its operations.

     The Company also is undertaking modifications and upgrades to enhance its computer systems and technological capabilities. The Company expects that aggregate costs of approximately $2.8 million will be expended for this system conversion and upgrade (approximately $1.4 million in capitalized costs has been incurred for the project thus far through September 30, 1998) and that the project will be funded through cash flow from operations. As a part of this systems enhancement effort, which should be completed in the first quarter of 1999, management has initiated a program to insure that these new systems and applications are year 2000 compliant. Internal staff costs, consulting and other expenses necessary to insure that the new systems are year 2000 compliant will be made as part of the Company's capital upgrade to its computer systems throughout the remainder of 1998 and 1999.

     Triad's ability to write insurance depends on the maintenance of its claims-paying ability ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of September 30, 1998, Triad's risk-to-capital ratio was 15.9-to-1, as compared to 19.3-to-1 at December 31, 1997, and 17.8-to-1 for the industry as a whole at December 31, 1997, the latest industry data available.

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

                                               TRIAD GUARANTY INC.


Date: November 12, 1998
                                               /s/ Michael R. Oswalt
                                               ----------------------
                                               Michael R. Oswalt
                                               Vice President and Controller,
                                               Principal Accounting Officer