Form 10-K
period 1998-12-31
TRIAD GUARANTY INC
filed 1999-03-29
CIK 911631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934For the fiscal year ended December 31, 1998
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________
Commission file number 0-22342

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

       Registrant's telephone number, including area code: (336) 723-1282
                                   -----------

               Securities registered pursuant to Section 12(b) of
                                    the Act:

                                      None

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                               Title of each class
                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / / .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 16, 1999, computed by reference to the last reported price at which the stock was sold on such date, was $122,850,797.

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of February 16, 1999 was 13,346,869.

Portions of the following documents            Part of this Form 10-K into which
are incorporated by reference                  the document is incorporated by
into this Form 10-K:                           reference:
   TRIAD GUARANTY INC.
   Proxy Statement for 1999 Annual Meeting                 PART III
   of Stockholders

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

     The Company was incorporated by CIC in Delaware in August 1993 for the purpose of holding all the outstanding stock of Triad and to undertake the initial public offering of the Company's Common Stock, which was completed in November 1993. CIC currently owns 20.0% and CML owns 19.2% of the outstanding Common Stock of the Company.

     The principal executive offices of the Company are located at 101 South Stratford Road, Suite 500, Winston-Salem, North Carolina 27104. Its telephone number is (336) 723-1282.

TYPES OF MORTGAGE INSURANCE PRODUCTS

     There are two  principal  types of  private  mortgage  insurance  coverage:
"primary" and "pool." The Company offers only primary insurance.

PRIMARY INSURANCE

     Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the "claim amount"). The claim amount, to which the appropriate coverage percentage (typically 15% to 30% as of December 31, 1998) is applied, generally ranges from 110% to 115% of the unpaid principal balance of the loan. The Company's obligation to an insured lender with respect to a claim is determined by applying the appropriate coverage percentage to the claim amount. Under its master policy, the Company has the option of paying the entire claim amount and taking title to the mortgaged property or paying the coverage percentage in full satisfaction of its obligations under the insurance written. Primary insurance can be placed on many types of loan instruments and generally applies to loans secured by mortgages on owner occupied homes. The Company underwrites primary insurance on a loan-by-loan basis and on a "delegated underwriting" basis to a select group of lenders. Mortgage originators who participate in the Company's delegated program are allowed to issue a certificate of insurance on the loans it underwrites if certain strict qualifications are met.

     The Company offers primary coverage generally ranging from 6% to 35% of the claim amount with most coverage in the 15% to 30% range as of December 31, 1998. The coverage percentage provided by the Company is selected by the insured lender, subject to the Company's underwriting approval, usually in order to comply with existing Freddie Mac and Fannie Mae requirements to reduce their loss exposure on loans they purchase to 75% or less of the property's value at the time the loan is originated. In January 1999, Fannie Mae announced that it would accept lower coverage percentages from lenders on certain loans for resale to the secondary market than it previously required. In conjunction with the announcement, Fannie Mae reduced the coverage requirement so that its loss exposure on loans processed by its automated underwriting system will be limited to 80% or less of the property's value at the time of origination. In March 1999, Freddie Mac introduced a similar program.

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

     Mortgage insurance premiums are usually paid by the mortgage borrower to the mortgage lender or servicer, which in turn remits the premiums to the mortgage insurer. The Company has three basic types of borrower paid premium plans. The first is a monthly premium plan under which only one or two months' premium is paid at the mortgage loan closing. Thereafter level monthly premiums are collected by the loan servicer for monthly remittance to the Company. The Company also offers a plan under which the first monthly mortgage insurance payment is deferred until the first loan payment is remitted to the Company. This deferred monthly premium product decreases the amount of cash required from the borrower at closing, therefore making home ownership more affordable. Monthly premium plans represented 97% of new insurance written in 1998. Based on the positive response from mortgage borrowers to the monthly premium plan product, the Company expects that the percentage of new business written on monthly premium plans will remain near the current level.

     The second type of premium payment plan is an annual premium plan in which a first-year premium is paid at the mortgage loan closing and annual renewal payments, which are generally less than the first year premium, are paid thereafter. Renewal payments are collected monthly from the borrower and held in escrow by the mortgage lender or servicer for annual remittance in advance of each renewal year.

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

RISK SHARING PRODUCTS

     In 1997, the Company introduced a mortgage insurance program to enable the Company to better meet the needs and requirements of larger national lenders. The program increases the lender's share of the risk of loss on an insured book of business and provides for a fee to the lender for this increased risk. A significant portion of Triad's 1998 production resulted from Triad's risk sharing programs. In addition, in 1999, the Company began marketing certain captive reinsurance programs that allow a reinsurance company, generally an affiliate of the lender, to assume mortgage insurance default losses up to a maximum exposure. Regulatory and industry issues exist regarding the future of certain risk sharing programs currently being marketed within the mortgage insurance industry. The resolution of the regulatory and industry questions regarding risk sharing programs makes the continued viability of such programs uncertain. Management is unable to predict the impact of the regulatory issues on these products.

CANCELLATION OF INSURANCE

     Mortgage insurance coverage cannot be canceled by the Company except for nonpayment of premium or certain material violations of the master policy, and remains renewable at the option of the insured lender. Generally, mortgage insurance is renewable at a rate fixed when the insurance on the loan was initially issued.

     Insured lenders may cancel insurance at any time at their option. A borrower may request that an insured servicer cancel insurance on a mortgage loan when its loan balance is less than 80% of the property's current value, but loan servicers are generally restricted in their ability to grant such requests by secondary market requirements as well as by certain other regulatory restrictions. Pursuant to recently enacted federal legislation, most loans made on or after July 29, 1999, are required to have their private mortgage insurance canceled automatically by the lenders when the outstanding loan amount is 78% or less of the original property purchase price.

     When a borrower refinances a Triad-insured mortgage loan by paying it off in full with the proceeds of a new mortgage, the insurance on that existing mortgage is canceled, and insurance on the new mortgage is considered to be new insurance written. Therefore, continuation of Triad's coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. The percentage of new insurance written represented by refinanced loans was 31.7%, 14.0%, and 16.9% in 1998, 1997, and 1996, respectively.

     To the extent canceled insurance coverage in areas experiencing economic growth is not replaced by new insurance in such areas, the percentage of the Company's book of business in economically weaker areas may increase. This development may occur during periods of heavy mortgage refinancing. Refinanced loans in regions experiencing economic growth are less likely to require private mortgage insurance, while borrowers in economically distressed areas are less likely to qualify for refinancing because of depreciated real estate values. Throughout the 1990's, high refinancing activity has occurred because of lower mortgage interest rates. The percentage of the Company's policies in force at the end of the previous year that were canceled during the following year was 26.6%, 15.6%, and 14.7% in 1998, 1997, and 1996, respectively. The cancellations which have occurred since 1988 have not had a material impact on the geographic dispersion of the Company's risk in force.

CUSTOMERS

     Residential mortgage lenders such as mortgage bankers, mortgage brokers, commercial banks and savings institutions are the principal customers of the Company. At December 31, 1998, approximately 55% of the Company's risk in force came from mortgage bankers, 20% from mortgage brokers, 18% from commercial banks and 7% from savings institutions. At December 31, 1997, approximately 53% of the Company's risk in force came from mortgage bankers, 22% from mortgage brokers, 16% from commercial banks and 9% from savings institutions. Although mortgage lenders are the Company's principal customers, individual mortgage borrowers generally bear the cost of primary insurance coverage.

     To obtain primary insurance from the Company, a mortgage lender must first apply for and receive a master policy from the Company. The Company's approval of a lender as a master policyholder is based, among other factors, upon an evaluation of the lender's financial position and its management's demonstrated adherence to sound loan origination practices.

     The master policy sets forth the terms and conditions of the Company's mortgage insurance policy. The master policy does not obligate the lender to obtain insurance from the Company, nor does it obligate the Company to issue insurance on a particular loan. The master policy provides that the lender must submit individual loans for insurance to the Company and the loan, subject to certain stringent criteria, must be approved by the Company to effect coverage (except in the case of delegated underwriting and when the originator has the authority to approve coverage within certain guidelines). The Company had 6,214 master policy holders at December 31, 1998, compared to 6,096 at December 31, 1997.

     The Company's ten largest customers were responsible for 31.7%, 32.2%, and 23.4% of direct risk in force at December 31, 1998, 1997, and 1996, respectively. No single customer of the Company (including branches and affiliates of that customer) accounted for revenues greater than 10% of total revenues for 1998. The largest single customer of the Company, measured by risk in force, accounted for 9.5%, 10.2%, and 3.3% at December 31, 1998, 1997, and 1996, respectively.

SALES AND MARKETING

     The Company currently markets its insurance products through a field sales force of thirty-one salaried account executives, three regional sales managers, six national accounts representatives and an exclusive commissioned general agency serving a specific geographic market. The Company is licensed to do business in 44 states and the District of Columbia and has licenses pending in two states. The Company is actively serving mortgage originators in 38 states and the District of Columbia.

     In  1998,   the  Company  added  to  its  existing  sales  force  with  new representation in Wisconsin and Southern Florida, and added one new representative to service the national account market of larger mortgage lenders. The Company also bought out one of the exclusive general agencies with which it had a relationship in order to better service the state of Florida. Currently, the Company is approved to do business with 24 of the top 30 lenders, up from 21 at year end 1997. The Company will continue to evaluate geographic expansion opportunities, as well as the need for additional sales representation.

     The success of the Company is dependent upon the services of its account executives and general agents. For 1998, the Company's commissioned general agencies produced approximately 20% of the Company's new direct insurance written while the salaried account executives and the national account representatives produced the remainder. The loss of the services of any of its key account executives or the general agency could have a material adverse effect on the Company's operations.

     The Company provides, for a fee, contract underwriting services that enable customers to improve the efficiency of their operations by outsourcing all or part of their mortgage loan underwriting. Contract underwriting services have become increasingly important to lenders as they seek to reduce costs. Accordingly, contract underwriting significantly contributes to the Company's mortgage insurance production. The Company provides contract underwriting services through its own employees as well as independent contractors. The Company's inability to maintain and provide a sufficient number of qualified underwriters could have a material adverse effect on the Company's operations.

COMPETITION AND MARKET SHARE

     Triad and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration ("FHA"). These agencies sponsor government-backed mortgage insurance programs which accounted for approximately 44% of high LTV loans in 1998 and 46% in 1997. In addition to competition from federal agencies, Triad and other private mortgage insurers face competition from state-supported mortgage insurance funds. Several of these states (among them, California, Connecticut, Massachusetts, New York and Vermont) have state housing insurance funds which are either independent agencies or affiliated with state housing agencies. Indirectly, the Company also competes with certain mortgage lenders which forego private mortgage insurance and self-insure against the risk of loss from defaults on all or a portion of their low down payment mortgage loans.

     Fannie Mae and Freddie Mac announced in the first quarter of 1999 that they would accept lower coverage percentages from lenders on certain loans for resale to the secondary market than had been previously required. The reduction in the amount of private mortgage insurance coverage required or the adoption of private mortgage insurance substitutes by Fannie Mae or Freddie Mac could adversely affect the Company's financial condition and results of operations.

     Various proposals are being discussed by Congress and certain federal agencies to reform or modify the FHA. Management is unable to predict the scope and content of such proposals, or whether any such proposals will be enacted into law, and if enacted, the effect on the Company.

     The private mortgage insurance industry consists of nine active mortgage insurance companies including Triad, Mortgage Guaranty Insurance Corporation, General Electric Mortgage Insurance Corporation, PMI Mortgage Insurance Co., CMG Mortgage Insurance Co., United Guaranty Residential Insurance Company, Republic Mortgage Insurance Company, and Commonwealth Mortgage Assurance Company (which contracted to purchase Amerin Corporation during 1998). Triad is the eighth largest private mortgage insurer based on 1998 market share and, according to industry data, had a 2.6% share of net new mortgage insurance written during 1998, up from 2.4% in 1997.

     Management believes the Company competes with other private mortgage insurers principally on the basis of personalized and professional service, a strong management and sales team, and innovative products.

UNDERWRITING PRACTICES

     The Company considers effective risk management to be critical to its long-term financial stability. Market analysis, prudent underwriting, the use of automated risk evaluation models, auditing and customer service are all important elements of the Company's risk management process.

UNDERWRITING PERSONNEL

     The Company's Vice Presidents of Risk Management and Underwriting report directly to the President of the Company and the Executive Vice President of Sales and Marketing, respectively. In addition to a centralized underwriting department in the home office, the Vice President of Underwriting is responsible for the Company's regional offices in Georgia, Texas, Illinois, Arizona, Pennsylvania, Colorado and California. The Vice President of Risk Management is responsible for assessing the risk factors for the Company and for the quality control function.

     The Company employed an underwriting staff of forty-five at December 31, 1998. The Company's field underwriters and underwriting managers are limited in their authority to approve programs for certain mortgage loans. The authority levels are tied to underwriting position, knowledge and experience and relate primarily to loan amounts and property type. All loans insured by the Company are subject to quality control reviews.

RISK MANAGEMENT APPROACH

     From its inception in 1988, Triad has adhered to conservative risk management strategies that were developed, in part, as a result of management's assessment of the private mortgage insurance industry's loss experience in the late 1980s. The Company's risk management objective is to build a portfolio of insurance in force with a claims incidence less than the expected claims rates on which its premium rates are based. The Company underwrites based on historical performance of risk factors and utilizes automated underwriting systems in the risk selection process to assist the underwriter with decision-making. This process evaluates the following categories of risk:

     o MORTGAGE LENDER. The Company reviews each lender's financial statements and management experience before issuing a master policy. The Company also tracks the historical risk performance of all customers that hold a master policy. This information is factored into the determination of the loan programs that the company will approve for various lenders. The Company assigns delegated underwriting authority only to lenders with substantial financial resources and established records of originating good quality loans.

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

     Subject to the Company's underwriting guidelines and exception approval procedures, the Company expects its internal and contract underwriters to utilize their experience and business judgement in evaluating each loan on its own merits. Accordingly, the Company's underwriting staff has discretionary authority to insure loans which deviate in certain minor respects from the Company's underwriting guidelines. More significant exceptions are subject to management approval. In all such cases, compensating factors must be identified. The predominant reason for such deviations involves instances where the borrower's debt-to-income ratio exceeds the Company's guidelines. To compensate for exceptions, the Company's underwriters give favorable consideration to such factors as excellent borrower credit history, the availability of satisfactory cash reserves after closing and employment stability.

     In addition to the borrower's willingness and ability to repay the loan, the Company believes that mortgage default risk is affected by a variety of other factors, including the borrower's employment status. Insured mortgage loans made to self-employed borrowers are perceived by the Company to have higher risk of claim, all other factors being equal, than loans to borrowers employed by third parties. The Company's percentage of risk in force involving self-employed borrowers was 2.4% and 3.7% at December 31, 1998 and 1997, respectively.

     The Company's Stick With Triad program featuring the Slam Dunk Loan SM approval process allows selected lenders to submit insurance applications that do not include all standard documentation. Under this program, Triad issues a certificate of insurance based on the borrower's FICO credit score or the approval of the loan through Fannie Mae's or Freddie Mac's automated underwriting systems. The Company issues a certificate of insurance without the standard underwriting process if certain program parameters are met and the borrower has a predetermined minimum credit score. Documentation submission requirements for non- automated underwritten loans vary depending on the borrower's credit score. In 1998, the Stick With Triad program represented 59% of the Company's commitment volume, compared to 60% in 1997. The Company randomly and through adverse selection audits lenders' files on loans submitted under this program.

     The Company's delegated underwriting program, in addition to the Company's conservative risk management strategies, utilizes extensive "quality control" practices including reunderwriting, reappraisal and similar procedures following issuance of the policy. Standards for type of loan, property type and credit history of the borrower are established consistent with the Company's risk strategy. The program has allowed the Company to serve a greater number of the larger, well established mortgage originators. The Company's delegated underwriting program accounted for 16% of commitments received in 1998 compared to 18% in 1997 and 38% in 1996. The decline in the volume of delegated commitments is a result of the lenders' acceptance of the Company's Stick With Triad program as well as the increased use of contract-underwriting services. The performance of loans insured under the delegated underwriting program has been comparable to the Company's non-delegated business.

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

CLAIMS-PAYING ABILITY RATINGS

     Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase high LTV mortgages or mortgage-backed securities unless the private mortgage insurance coverage on the mortgages has been issued by an insurer with a claims-paying ability rating of at least "AA-" from Standard & Poor's Rating Services, a division of the McGraw-Hill Companies, Inc. ("S&P"), Fitch IBCA ("Fitch") or Duff & Phelps Credit Rating Co. ("Duff & Phelps") or a financial strength rating from Moody's Investor Service ("Moody's") of at least "Aa3." Fannie Mae and Freddie Mac require mortgage guaranty insurers to maintain two ratings of "AA-" or better. Private mortgage insurers are not rated by any other independent nationally-recognized insurance industry rating organization or agency (such as the A.M. Best Company).

     Triad has its claims-paying ability rated by S&P, Fitch and Duff & Phelps. These ratings are an indication to a mortgage insurer's customers of the insurer's present financial strength and its capacity to pay future claims. Ratings are generally considered an important element in a mortgage insurer's ability to compete for new business. Triad is rated "AA" by S&P, Fitch and Duff & Phelps. These ratings allow Triad to compete on similar risk-to-capital guidelines as its competitors. Triad has not sought and does not presently intend to seek a financial strength rating from Moody's.

     S&P defines insurers rated "AA" as offering excellent financial security and having the capacity to meet policyholder obligations that is strong under a variety of economic and underwriting conditions. Fitch defines insurance companies rated "AA" as having a very strong claims-paying ability and to be only slightly more susceptible than companies rated "AAA" to exhibiting any weakening of financial strength due to adverse business and economic developments. Duff & Phelps defines insurers rated "AA" as having a very high claims-paying ability with only modest risk which may vary slightly over time due to economic and/or underwriting conditions. Ratings from S&P, Fitch and Duff & Phelps are modified with a "+" or "-" sign to indicate the relative position of a company within its category.

     When assigning a claims-paying ability rating, S&P, Fitch, and Duff & Phelps generally consider: (i) the specific risks associated with the mortgage insurance industry, such as regulatory climate, market demand, growth and competition; (ii) management depth, corporate strategy and effectiveness of operations; (iii) historical operating results and expectations of current and future performance; and (iv) long-term capital structure, the ratio of debt to equity, the ratio of risk to capital, near-term liquidity and cash flow levels, as well as any reinsurance relationships and the claims-paying ability ratings of such reinsurers. Claims- paying ability ratings are based on factors relevant to policyholders, agents, insurance brokers, and intermediaries. Such ratings are not directed to the protection of investors and do not apply to any securities issued by the Company.

     Rating agencies issue claims-paying ability ratings based, in part, upon a company's performance sensitivity to various economic depression scenarios. In determining capital levels required to maintain a company's claims-paying ability rating, the rating agencies allow the use of different forms of capital including statutory capital, reinsurance and debt. In January 1998 the Company completed a $35 million private offering of notes due January 15, 2028. The notes are rated "A" by S&P and "A+" by Fitch. The Company contributed $25 million of the net proceeds from the sale of the notes to Triad. The effect of the Company's contribution of $25 million to the capital of Triad was to improve its risk-to- capital ratio and to provide additional capital considered in the rating agency's depression models.

     S&P, Fitch and Duff & Phelps periodically review Triad's claims-paying ability, as they do with all rated insurers. Ratings can be withdrawn or changed at any time by a rating agency.

REINSURANCE

     The use of reinsurance as a source of capital and as a risk management tool is well established within the mortgage insurance industry. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risk it insures, although it does make the reinsurer liable to the primary insurer. There can be no assurance that the Company's reinsurers will be able to meet their obligations under the reinsurance agreements.

     Certain premiums and losses are assumed from and ceded to other insurance companies under various quota share reinsurance agreements. The ceding agreement principally provides the Company with increased capacity to write business and achieve a more favorable geographic dispersion of risk. In addition, in early 1999, Triad agreed to reinsure portions of the risk written on loans originated by certain lenders with captive reinsurance companies affiliated with such lenders.

     In January 1996 the Company eliminated quota share reinsurance on new business and recaptured substantial portions of its coverages on renewal business. In October 1997 the Company recaptured most of its remaining coverages on renewal business. The restructured reinsurance program reduced the Company's quota share cede rate to 0.1% of direct premium written in 1998 compared to 1.7% in 1997 and 5.3% in 1996. The recapture of business previously ceded resulted in increased premium revenues for the Company. The Company continues to maintain $25 million in excess of loss reinsurance designed to protect the Company in the event of catastrophic levels of losses.

     Pursuant to deeper coverage requirements imposed by Fannie Mae and Freddie Mac, loans eligible for sale to such agencies with a loan-to-value ratio of over 90% require insurance with a coverage percentage of 30%, in contrast to the 25% coverage previously required. Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the claim amount, and, as a result, the deeper coverage portion of such insurance must be reinsured. Although recent changes by Fannie Mae and Freddie Mac are expected to reduce how many loans are insured over 25%, the need for reinsurance channels is not expected to change for Triad. To minimize reliance on third party reinsurers and to permit the Company to retain the premiums and related risk on deeper coverage business, Triad reinsures this deeper coverage business with its wholly-owned subsidiary Triad Guaranty Assurance Corporation ("TGAC"). As of December 31, 1998, TGAC had assumed approximately $72.0 million in risk from Triad.

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

     The following table shows the number of loans insured, related loans in default, percentage of loans in default (default rate as of the dates indicated), dollar amount of insured loans in default, dollar amount of direct risk (gross of reinsurance) with respect to insured loans in default, and reserves per delinquent loan. Consistent with industry standards, for 1998, the number of reported loans in default no longer includes defaults of 45 days or less delinquent.

                               Default Statistics

                                                                        December 31
                                                                        -----------
                                                      1998      1997       1996      1995      1994
                                                      ----      ----       ----      ----      ----
Number of insured loans in force...................  97,222    82,682     62,334    49,791    41,358
Number of loans in default.........................     518       388        273       206       156
Percentage of loans in default (default rate)......    0.53%     0.47%      0.44%     0.41%     0.38%
Dollar amount of insured loans in default (000's).. $50,882   $37,828    $25,253   $19,907   $14,356
Dollar amount of direct risk with respect to
insured loans in default (000's)................... $13,216    $9,249     $5,770    $4,071    $2,827
Reserve per delinquent loan........................ $23,442   $23,094    $23,097   $22,277   $20,281


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

     Within 60 days after the claim has been filed, the Company has the option of either (i) paying the coverage percentage specified on the certificate of insurance (usually 15% to 30% of the claim), with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property or (ii) paying 100% of the claim amount in exchange for the lender's conveyance of good and marketable title to the property to the Company, with the Company selling the property for its own account. The Company attempts to choose the claim settlement option which costs the least. In general, the Company settles claims by paying the coverage percentage of the claim amount. In 1998, the Company did not exercise the option to acquire any property and did not own any real estate acquired through claim settlements at December 31, 1998. The Company did own $141,999 of real estate valued at the lower of cost or net realizable value as of December 31, 1997.

LOSS MITIGATION

     Once a default notice is received, the Company attempts to mitigate its loss. Through proactive intervention with insured lenders and borrowers, the Company has been successful in reducing the number and severity of its claims for loss. Loss mitigation techniques include pre-foreclosure sales, advances to assist distressed borrowers who have suffered a temporary economic setback, and the use of new repayment schedules, refinances, loan modifications, forbearance agreements and deeds-in-lieu of foreclosure. Such mitigation efforts typically result in a savings to the Company over the percentage coverage amount payable under the certificate of insurance. Through loss mitigation efforts, the Company has paid out only 67% of its potential exposure on claims paid through December 31, 1998.

LOSS RESERVES

     The Company establishes reserves to provide for the estimated costs of settling claims with respect to loans reported to be in default and estimates of loans in default which have not been reported. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. Although the Company believes that its overall reserve levels at December 31, 1998, are adequate to meet its future obligations, due to the inherent uncertainty of the reserving process there can be no assurance that its reserves will prove to be adequate to cover ultimate loss developments.

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

     The Company's reserving process is based upon the assumption that past experience, adjusted for the anticipated effect of current economic conditions and projected future economic trends, provides a reasonable basis for estimating future events. However, estimation of loss reserves is a difficult and inexact process. In addition, economic conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, there can be no assurance that the reserves will prove to be adequate to cover ultimate loss developments on loans in default, currently or in the future. The Company's profitability and financial condition could be adversely affected to the extent that the Company's estimated reserves are insufficient to cover losses on loans in default.

     The following table represents a reconciliation of the beginning and ending loss reserves (net of reinsurance) for the periods indicated.

                                    Reconciliation of Losses and Loss Adjustment Expense Reserves

                                                                                Year Ended December 31
                                                                                    (in thousands)
                                                                      1998      1997       1996      1995      1994
                                                                      ----      ----       ----      ----      ----
Reserve for losses and LAE, net of related reinsurance
recoverables, at beginning of year...............................   $ 8,909    $5,974     $3,703    $2,466    $1,805

Add losses and LAE incurred in respect of defaults occurring in:
     Current year (1)............................................     7,953     6,023      4,673     3,191     2,053
     Prior years (1) (2).........................................      (944)     (846)    (1,394)     (974)     (791)
                                                                    -------    ------     ------    ------    ------
Total incurred losses and LAE....................................     7,009     5,177      3,279     2,217     1,262

Deduct losses and LAE paid in respect of defaults occurring in:
     Current year................................................       267       210        167       216        86
     Prior years.................................................     3,535     2,032        841       764       515
                                                                    -------    ------     ------    ------    ------
Total payments...................................................     3,802     2,242      1,008       980       601

Reserve for losses and LAE, net of the related reinsurance
recoverables, at end of year ....................................    12,116     8,909      5,974     3,703     2,466

Reinsurance recoverables on unpaid losses and LAE, at the end
of year .........................................................        27        51        331       886       698
                                                                    -------    ------     ------    ------    ------

Reserve for unpaid losses and LAE, before deduction of
reinsurance recoverables on unpaid losses, at end of year........   $12,143    $8,960     $6,305    $4,589    $3,164
                                                                    =======    ======     ======    ======    ======

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

LENDER AND PRODUCT CHARACTERISTICS

     The following table reflects the percentage of direct gross risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated on December 31, 1998 and 1997:

                              Direct Risk in Force

                                                           December 31
                                                           -----------
Product Type:                                            1998       1997
                                                         ----       ----
Primary...............................................  100.0%     100.0%
Pool..................................................   0.0%        0.0%
                                                        -----      ------
Total.................................................  100.0%     100.0%
                                                        ======     ======



                          Direct Primary Risk in Force

                                                              December 31
                                                         1998       1997
                                                         ----       ----
Direct Risk in Force (dollars in millions)............  $2,777     $2,231
Lender Concentration:
Top 10 lenders (by original applicant)................   31.7%      32.2%
LTV:
90.01% to 95.00% (1)..................................   51.4%      52.0%
90.00 and below.......................................   48.6%      48.0%
                                                        ------     ------
Total.................................................  100.0%     100.0%
                                                        ======     ======
Loan Type:
Fixed.................................................   92.4%      88.2%
ARM (positive amortization) (2).......................    7.6%      11.8%
ARM (potential negative amortization) (3).............    0.0%       0.0%
ARM (scheduled negative amortization) (3).............    0.0%       0.0%
Other.................................................    0.0%       0.0%
                                                        -----      ------
Total.................................................  100.0%     100.0%
                                                        ======     ======
Mortgage Term:
15 years and under....................................    7.0%       4.3%
Over 15 years.........................................   93.0%      95.7%
                                                        ------     ------
Total.................................................  100.0%     100.0%
                                                        ======     ======
Property Type:
Noncondominium (principally single-family detached)...   95.5%      94.9%
Condominium...........................................    4.5%       5.1%
                                                        ------     ------
Total.................................................  100.0%     100.0%
                                                        ======     ======
Occupancy Status:
Primary residence.....................................  100.0%     100.0%
Second home...........................................    0.0%       0.0%
Nonowner occupied.....................................    0.0%       0.0%
                                                        ------     ------
Total.................................................  100.0%     100.0%
                                                        ======     ======
Mortgage Amount:
$200,000 or less......................................   93.9%      95.3%
Over $200,000.........................................    6.1%       4.7%
                                                        ------     ------
Total.................................................  100.0%     100.0%
                                                        ======     ======

(1) Includes 97s, representing approximately 1% of risk in force at December 31, 1998.

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

     Approximately 1% of the company's risk in force is comprised of the 97% LTV product ("97s"), which is offered primarily to low and moderate income borrowers under certain pilot programs. The Company believes that these "affordable housing" loans have higher risks than its other insured business and has often attracted borrowers with weak credit histories, generally resulting in higher loss ratios. In keeping with the Company's established risk strategy, the Company has not aggressively solicited this segment of the industry. The Company does not routinely delegate the underwriting of its 97% LTV product.

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

     Loans on primary residences that were owner occupied at the time of loan origination constituted almost all of the Company's risk in force at December 31, 1998. Because management believes that loans on nonowner occupied properties represent a substantially higher risk of claim incidence and are subject to greater value declines than loans on primary homes, the Company insures these types of loans only on a case-by-case basis and only after stringent management review.

     The Company's book of business is less mature than that of the private mortgage insurance industry as a whole, with the Company's direct risk in force having a weighted average life of 2.4 years at December 31, 1998, and 2.3 years at December 31, 1997, compared to an estimated industry average of 3.4 years at December 31, 1998.

     The following table shows the percentage of direct risk in force as of December 31, 1998, for policies written from 1988 through 1998 by the Company, as well as the cumulative loss ratio (calculated as losses paid divided by premiums written, in each case for a particular certificate year) which has developed, through December 31, 1998, for the policies written during the years indicated and excludes the effects of reinsurance:




     Certificate                          Percent   Cumulative Ratio of Losses
         Year     Direct Risk in Force   of Total   Paid to Premiums Written(1)
         ----     --------------------   --------   ---------------------------
                      (in millions)
         1988         $     1.2              0.0%               14.5%
         1989               1.7              0.1                24.2
         1990               3.2              0.1                17.4
         1991              12.5              0.5                10.6
         1992              53.5              1.9                 8.0
         1993             135.8              4.9                 4.9
         1994             127.8              4.6                 6.7
         1995             215.9              7.8                 6.2
         1996             348.0             12.5                 3.6
         1997             732.9             26.4                 1.4
         1998           1,144.9             41.2                 0.0
                      ---------            -----
        Total         $ 2,777.4            100.0%
                      =========            =====


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

GEOGRAPHIC DISPERSION

     The following tables reflect the percentage of direct risk in force, net of reinsurance, on the Company's book of business (by location of property) for the top ten states and the top ten metropolitan statistical areas ("MSAs") as of December 31, 1998. The Company continues to diversify its risk in force geographically. The percentage of the Company's direct risk in force by top ten states declined to 70.6% for 1998 compared to 73.9% and 77.5% for 1997 and 1996, respectively. The percentage of the Company's direct risk in force by top ten MSAs declined to 33.0% for 1998 compared to 36.8% and 41.9% for 1997 and 1996, respectively.


                 Top Ten States                                 Top Ten MSAs
                 --------------                                 ------------
                  December 31                                    December 31
                     1998                                            1998
                    ------                                           ----
Illinois             12.4%        Chicago, IL                        11.7%
Georgia              10.5         Atlanta, GA                         4.8
California           10.1        Los Angeles, CA                      3.8
Florida               8.3         San Francisco/Oakland, CA           2.4
Texas                 6.4         Houston/Galveston, TX               2.0
North Carolina        5.8         Phoenix, AZ                         1.7
Virginia              5.6         Denver, CO                          1.7
Pennsylvania          4.3         Charlotte-Gastonia, NC              1.7
Colorado              4.1         Dallas/Forth Worth, TX              1.6
Maryland              3.1         Minneapolis-St. Paul, MN            1.6
                     -----                                           -----
Total                70.6%       Total                               33.0%
                     =====                                           =====

     While the Company continues to diversify its risk in force geographically, a prolonged regional recession, particularly in its high concentration areas, such as the Southeastern, Western, Middle Atlantic and upper Mid-Western states, or a prolonged national economic recession, could significantly increase loss development.

INVESTMENT PORTFOLIO

     Income from its investment portfolio is one of the Company's primary sources of cash flow to support its operations and claims payments. Triad has an investment advisory agreement with CML for management of its portfolio.

     The Company follows an investment policy which requires: (i) 80% of its investment portfolio (together with cash assets) to consist of cash, short-term investments and debt securities (including redeemable preferred stocks) which, at the date of purchase, were rated investment grade by a nationally recognized rating agency (e.g.,"BBB-" or better by S&P) and (ii) at least 50% of its investment portfolio (together with cash assets) to consist of cash, cash equivalents and securities which, at the date of purchase, were rated one of the two highest investment grades by a nationally recognized rating agency. At December 31, 1998, the Company's total investment portfolio had a fair market value of $177.3 million and did not include any real estate or mortgage loans.

     Liquidity is sought through cash equivalent investments and through diversification and investment in publicly traded securities. The Company attempts to maintain a level of liquidity and a duration in its investment portfolio consistent with its business outlook and the expected timing, direction and degree of changes in interest rates. As of December 31, 1998, no investment in the securities of any single issuer (other than the U.S. government and its agencies) exceeded 2% of the Company's investment portfolio.

     The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     The following table shows the results of the Company's investment portfolio for the periods indicated: Investment Portfolio Results


                                             1998            1997           1996           1995           1994
                                             ----            ----           ----           ----           ----
Average investments (1)................. $151,711,923    $103,804,750    $89,577,031    $79,253,289    $73,774,699
Pre-tax net investment income...........   $9,289,026      $6,234,142     $5,446,672     $4,836,461     $4,180,876
Effective pre-tax yield (1).............         6.1%            6.0%           6.1%           6.1%           5.7%
Tax-equivalent yield (2)................         7.9%            8.0%           7.7%           7.5%           7.2%
Pre-tax realized gain (loss) on sale of
 investments............................     $880,502         $34,330     $(162,385)       $172,992     $(162,723)


(1) Based on historical cost adjusted for amortization and accretion of premium and discount.
(2)  Based on book value and the Company's marginal tax rate.

     The diversification of the Company's investment portfolio at December 31, 1998, is shown in the table below:

                      Investment Portfolio Diversification

                                                   December 31, 1998
                                         ---------------------------------------
                                         Amortized Cost  Fair Value   Percent(1)
                                         --------------  ----------   ----------
Available-for-sale securities:
 Fixed maturity securities:
   U. S. government obligations.......... $  8,587,562   $  8,928,171       5.1%
   Mortgage-backed bonds.................    1,359,163      1,411,931        0.8
   State and municipal bonds.............  107,535,039    111,753,839       63.0
   Industrial & miscellaneous............   36,386,473     35,297,888       19.9
                                          ------------   ------------
     Total fixed maturities..............  153,868,237    157,391,829

 Equity securities.......................   11,550,510     14,024,012        7.9
                                          ------------   ------------
     Total available-for-sale securities.  165,418,747    171,415,841

 Short-term investments..................    5,885,192      5,885,192        3.3
                                          ------------   ------------     ------
                                          $171,303,939   $177,301,033     100.0%
                                          ============   ============     ======

(1) Percentage of fair value.

     The following table shows the scheduled maturities at December 31, 1998, of the fixed maturity securities held in the Company's investment portfolio:

                     Investment Portfolio Scheduled Maturity

                                                   December 31, 1998
                                              --------------------------
                                               Fair Value        Percent
                                               ----------        -------
One year or less............................  $  6,661,101         4.2%
After one year through five years...........    22,877,328         14.5
After five years through ten years..........    28,895,494         18.4
After ten years though twenty years.........    79,896,775         50.8
After twenty years..........................    17,649,200         11.2
Mortgage-backed securities (1)..............     1,411,931          0.9
                                              ------------        ------
    Total...................................  $157,391,829        100.0%
                                              ============        ======

(1)Substantially all of these securities are guaranteed by U.S. Government Agencies.

     The following table shows the ratings of the Company's investment portfolio as of December 31, 1998:

                       Investment Portfolio by S&P Rating



                                                    December 31, 1998
Rating(1)                                          Fair Value         Percent

Fixed maturities:
         U.S. Treasury and U.S. agency bonds...  $  10,340,102         6.6%
         AAA...................................     54,639,903         34.7
         AA....................................     25,904,056         16.5
         A.....................................     23,703,029         15.1
         BBB...................................     22,493,752         14.3
         BB....................................      7,441,892          4.7
         B.....................................      5,141,999          3.3
         C.....................................        336,375          0.2
         D.....................................         78,000          0.0
         NR....................................      7,312,721          4.6
                                                 -------------        ------

              Total fixed maturities...........  $ 157,391,829        100.0%
                                                 =============        ======

Equities:
         AAA...................................  $     890,688          6.4%
         AA....................................        924,750          6.6
         A.....................................     10,143,710         72.3
         BBB...................................        375,938          2.6
         BB....................................        251,250          1.8
         B.....................................      1,437,676         10.3
                                                 -------------        ------
             Total equities....................  $  14,024,012        100.0%
                                                 =============        ======
Total Portfolio................................  $ 171,415,841
                                                 =============

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

     Because the Company is an insurance holding company and Triad is an Illinois domiciled insurance company, the Illinois insurance laws regulate, among other things, certain transactions in the Company's Common Stock and certain transactions between Triad and the Company or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire beneficial ownership of more than 10% of any class of outstanding securities of the Company or its subsidiaries unless such person files a statement and other documents with the Illinois Director and obtains the Director's prior approval. In addition, material transactions between Triad and the Company or affiliates are subject to certain conditions, including that they be "fair and reasonable." These restrictions generally apply to all persons controlling or under common control with the insurance companies. "Control" is presumed to exist if 10% or more of Triad's voting securities is owned or controlled, directly or indirectly, by a person, although the Illinois Director may find that "control" in fact does or does not exist where a person owns or controls either a lesser or greater amount of securities. Other states in addition to Illinois may regulate affiliated transactions and the acquisition of control of the Company or its insurance subsidiaries.

     Triad is required by Illinois insurance laws to provide for a contingency reserve in an amount equal to at least 50% of earned premiums. Such reserves must be maintained for a period of 10 years except in circumstances where high levels of losses exceed regulatory thresholds. The contingency reserve, designed to provide a cushion against the effect of adverse economic cycles, has the effect of reducing statutory surplus and restricting dividends and other distributions by Triad. At December 31, 1998, Triad had statutory policyholders' surplus of $89.5 million and statutory contingency reserve of $81.6 million. At December 31, 1997, Triad had statutory policyholders' surplus of $60.9 million and a statutory contingency reserve of $54.8 million. Triad's statutory earned surplus was $5.8 million at year end 1998 versus $2.5 million at year end 1997, reflecting growth in statutory net income greater than the increase in the statutory contingency reserve.

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

     TGAC was organized as a subsidiary of Triad under the insurance laws of the state of Illinois in December, 1994 and as an Illinois domiciled insurer, is subject to all Illinois insurance regulatory requirements applicable to Triad.

     Triad and TGAC are subject to examination of its affairs by the insurance departments of each of the states in which it is licensed to transact business. The Illinois Director periodically conducts a financial examination of insurance companies domiciled in Illinois. The most recent examination of Triad was issued by the Illinois Insurance Department on September 6, 1995, and covered the period January 1, 1991, through December 31, 1994. No material recommendations were made as a result of this examination. The Illinois Insurance Department began its examination of Triad and TGAC for the period January 1, 1995, through December 31, 1998, in March, 1999.

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

INDIRECT REGULATION

     The Company, Triad and TGAC are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers such as the FHA as well as lenders. Private mortgage insurers, including Triad, are highly dependent upon federal housing legislation and other laws and regulations which affect the demand for private mortgage insurance and the housing market generally. For example, housing legislation enacted in 1992 permits up to 100% of borrower closing cost to be financed by loans insured by FHA, a significant increase from the previous 57% limit. Also, in April 1994, HUD reduced the initial premium (payable at loan origination) for FHA insurance from 3.0% to 2.25%. Effective January 1999, the maximum individual loan amount that the FHA could insure increased from $170,362 to $208,800. The maximum individual loan amount the VA can insure presently is $203,000. The maximum loan amounts that the FHA and VA can insure are subject to adjustment and may increase in the future. Any future legislation that increases the number of persons eligible for FHA or VA mortgages could have an adverse effect on the Company's ability to compete with the FHA or VA.

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

     In 1995, Fannie Mae and Freddie Mac each introduced their own automated underwriting system to be used by mortgage originators selling mortgages to them. These systems, which are provided by Triad as a service to the Company's contract underwriting customers, streamline the mortgage process and reduce costs. As a result of the increased acceptance of these products, the process by which mortgage originators sell loans to Fannie Mae and Freddie Mac is becoming increasingly automated, a trend which is expected to continue. As a result, Fannie Mae and Freddie Mac could develop the capability to become the decision maker regarding selection of a private mortgage insurer for loans sold to them, a decision traditionally made by the mortgage originator. The Company, however, is not aware of any plans to do so. The concentration of purchasing power that would be attained if such development in fact occurred could adversely affect, from the Company's perspective, the terms on which mortgage insurance is written on loans sold to Fannie Mae and Freddie Mac.

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

     Upon request by an insured, Triad must cancel the mortgage insurance for a mortgage loan. Fannie Mae and Freddie Mac guidelines, as well as several existing and proposed state statutes, contain various provisions which give borrowers the right to request cancellation of mortgage insurance when specified conditions are met. A bill was enacted by Congress on July 29, 1998, to be effective on July 29,1999, which will require mortgage lenders to periodically update borrowers about their private mortgage insurance. Under the legislation, lenders must inform borrowers that: 1) they have private mortgage insurance; and
2) they may request cancellation when their home equity (loan-to-value or LTV ratio) has reached 80 percent and other conditions are met. The legislation further requires lenders to automatically cancel private mortgage insurance when home equity reaches 78 percent if certain conditions are met. Because most mortgage borrowers who obtain private mortgage insurance do not achieve 20% equity in their homes before the homes are sold or the mortgages refinanced, the Company does not expect to lose a significant amount of its insurance in force due to the enactment of this bill.

     In 1996, the Office of the Comptroller of the Currency ("OCC") granted permission to national banks to have a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated or purchased by such banks. Several subsequent applications by banks to offer reinsurance have been approved by the OCC including at least one request to engage in quota share reinsurance. The OTS, which regulates thrifts and savings institutions, has recently announced that it would approve applications for such captive arrangements as well. The reinsurance subsidiaries of national banks or savings institutions could become significant competitors of the Company in the future.

EMPLOYEES

     As of December 31, 1998, the Company employed 168 persons. Employees are not covered by any collective bargaining agreement. The Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Name                           Position                              Age
----                           --------                              ---

William T. Ratliff, III        Chairman of the Board of               45
                               the Company and Triad

Darryl W. Thompson             President, Chief Executive             58
                               Officer and Director of the
                               Company and Triad

David W. Whitehurst            Executive Vice President,              49
                               Chief Financial Officer,
                               Treasurer and Director of the
                               Company; Vice President
                               and Director of Triad

John H. Williams               Executive Vice President and           51
                               Director of Triad

Ron D. Kessinger               Executive Vice President of            44
                               Triad

Henry B. Freeman               Senior Vice President of Triad         49

Earl F. Wall                   Vice President, Secretary and          41
                               General Counsel of the
                               Company and Triad

Michael R. Oswalt              Vice President, Controller             37
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

     HENRY B. FREEMAN has been Senior Vice President of Risk Management of Triad since January, 1999 and was Vice President of Risk Management of Triad since its inception in 1987. From 1981 to 1987, Mr. Freeman was employed by Home Guaranty Insurance Corporation, where he performed underwriting and claims management services.

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

ITEM 2.   PROPERTIES.

     As of December 31, 1998, the Company leases office space in its Winston-Salem headquarters and its nine underwriting offices located throughout the country comprising approximately 38,475 square feet under leases expiring between 1999 and 2002 and which require annual lease payments of $586,348 in 1999. With respect to all facilities, the Company has, or believes it will be able to obtain, lease renewals on satisfactory terms. The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock MarketSM under the symbol "TGIC." At December 31, 1998, 13,408,869 shares were issued and outstanding. The following table sets forth the highest and lowest closing prices of the Company's Common Stock, $0.01 par value, as reported by Nasdaq during the periods indicated (closing prices have been restated to reflect the two-for-one stock split on October 28, 1997).


                             1998                       1997
                             ----                       ----
                        High       Low           High         Low
First Quarter........ 42 1/8      30            15 7/8       14
Second Quarter....... 40 3/4      29 3/4        22 11/16     14 3/4
Third Quarter........ 35 7/8      22 3/4        28 1/4       20 1/2
Fourth Quarter ...... 25 3/8      13 1/2        31           26 1/4


     As of March 12, 1999, the number of stockholders of record of Company Common Stock was approximately 159. In addition, there were an estimated 3,300 beneficial owners of shares held by brokers and fiduciaries.

     Payments of future dividends are subject to declaration by the Company's Board of Directors and the amount of such dividend is dependent on the ability of Triad to pay dividends to the Company. Because of Triad's need to maintain capital levels required by rating agencies, the Company has no present intention to pay dividends.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                           Year Ended December 31
                                                  ------------------------------------------------------------------------
                                                        1998          1997          1996           1995           1994
                                                        ----          ----          ----           ----           ----
Income  Statement  Data (for period  ended):                     (Dollars in thousands, except per share amounts)
 Premiums written:
     Direct.......................................  $     52,974  $     40,083  $     26,152  $      18,890  $      16,172
     Assumed......................................            13            20            26             34             38
     Ceded........................................        (1,090)       (1,772)       (2,217)        (3,924)        (4,034
                                                     -----------   -----------   -----------   ------------   ------------
                                                    $     51,897  $     38,331  $     23,961  $      15,000  $      12,176
                                                     ===========   ===========   ===========   ============   ============
Earned premiums...................................  $     52,822  $     38,522  $     24,727  $      15,478  $      10,999
Net investment income.............................         9,289         6,234         5,447          4,836          4,181
Realized investments gains (losses)...............           880            34          (162)           173           (163)
Other income......................................            14             8            --              1              5
                                                     -----------   -----------   -----------   ------------   ------------
     Total revenues...............................        63,005        44,798        30,012         20,488         15,022

Net losses and loss adjustment expenses...........         7,009         5,177         3,279          2,217          1,262
Interest expense on debt..........................         2,554            --            --             --             --
Amortization of deferred policy acquisition cost..         5,955         4,120         3,235          2,289          1,726
Other operating expenses (net of acquisition
        cost deferred)............................        12,435        10,257         7,259          4,753          3,658
                                                     -----------   -----------   -----------   ------------   ------------
Income before income taxes........................        35,052        25,244        16,239         11,229          8,376
Income taxes......................................        10,678         8,002         5,042          3,470          2,594
                                                     -----------   -----------   -----------   ------------   ------------
Net income........................................  $     24,374  $     17,242  $     11,197  $       7,759  $       5,782
                                                     ===========   ===========   ===========   ============   ============
     Basic earnings per share (1).................  $       1.83  $       1.30  $       0.84  $        0.59  $        0.44
     Diluted earnings per share (1)...............  $       1.76  $       1.26  $       0.83  $        0.58  $        0.43
                                                     -----------   -----------   -----------   ------------   ------------
Weighted average common and common share
     equivalents outstanding (1)
         Basic ...................................    13,342,749    13,291,160    13,277,853     13,196,067     13,181,459
         Diluted..................................    13,843,382    13,713,538    13,541,551     13,333,014     13,305,786

Balance Sheet Data (at year end):
     Total assets.................................  $    205,256  $    138,979  $    112,403  $      99,017  $      86,664
     Total invested assets........................  $    177,301  $    119,877  $     98,027  $      85,978  $      75,364
     Losses and loss adjustment expenses..........  $     12,143  $      8,960  $      6,305  $       4,589  $       3,164
     Unearned premiums............................  $      7,055  $      7,988  $      8,216  $       9,086  $       9,893
     Long-term debt ..............................  $     34,457  $         --  $         --  $          --  $          --
     Stockholders' equity.........................  $    137,531  $    111,781  $     91,680  $      80,441  $      70,108
Statutory Ratios (2):
     Loss ratio...................................         13.3%         14.2%         16.0%          14.3%          11.5%
     Expense ratio................................         42.3%         42.5%         49.6%          59.1%          61.8%
                                                     -----------   -----------   -----------   ------------   ------------
     Combined ratio...............................         55.6%         56.7%         65.6%          73.4%          73.3%
                                                     ===========   ===========   ===========   ============   ============
GAAP Ratios:
     Loss ratio...................................         13.3%         13.4%         13.3%          14.3%          11.5%
     Expense ratio................................         35.4%         37.5%         43.8%          46.9%          44.2%
                                                     -----------   -----------   -----------   ------------   ------------
     Combined ratio...............................         48.7%         50.9%         57.1%          61.2%          55.7%
                                                     ===========   ===========   ===========   ============   ============
Other Statutory Data (dollars in millions) (2):
     Direct insurance in force....................  $   11,256.6  $    9,176.7  $    6,556.3  $     5,080.3  $     4,111.4
     Direct risk in force (gross).................  $    2,777.4  $    2,231.4  $    1,515.4  $     1,090.6  $       814.1
     Risk-to-capital..............................        16.2:1        19.3:1        15.8:1         11.1:1          8.9:1

(1) Periods have been restated to reflect the three-for-two stock split on June 28, 1996, and the two-for-one stock split on October 28, 1997.

(2) Based on statutory accounting practices and derived from consolidated statutory financial statements of Triad.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION.


RESULTS OF OPERATIONS

1998 COMPARED TO 1997

     Net income for 1998 increased 41.4% to $24.4 million compared to $17.2million in 1997. This improvement is attributable to a 37.1% increase in earned premiums, a 49.0% increase in net investment income, and an improved combined loss and expense ratio.

     Net income per share on a diluted basis increased 40.0% to $1.76 for 1998 compared to $1.26 per share for 1997. Operating earnings per share were $1.72 for 1998 compared to $1.26 for 1997. Operating earnings exclude net realized gains of approximately $881,000 and $34,000 in 1998 and 1997, respectively.

     Net new insurance written was $4.8 billion for 1998 as compared to $2.9 billion for 1997, an increase of 66.2%. For the fourth quarter 1998, net new insurance written increased 106.2% to $1.5 billion compared to $740 million in the fourth quarter 1997. The Company also produced approximately $225 million of new insurance written on seasoned loans in 1998 compared to $950 million in 1997. The increase in new insurance written was the result of a strong economy, continued geographic expansion, the penetration of Triad's products in the marketplace to both new and existing customers, and the introduction of new products. According to industry data, Triad's national market share of net new insurance written increased to 2.6% for all of 1998 and to 2.8% for the fourth quarter as compared to 2.4% reported for all of 1997.

     The growth in new insurance written also reflects the favorable interest rate environment in 1998 which caused home buying and refinance activities to remain strong. Refinance activity was 31.7% of new insurance written in 1998 compared to 14.0% in 1997. Total direct insurance in force reached $11.3 billion at December 31, 1998, compared to $9.2 billion at December 31, 1997, an increase of 22.7%.

     Total direct premiums written were $53.0 million for 1998, an increase of 32.2% compared to $40.1 million for 1997. Net premiums written increased by 35.4% to $51.9 million in 1998 compared to $38.3 million for 1997. Earned premiums increased 37.1% to $52.8 million for 1998 from $38.5 million for 1997. This growth in written and earned premium resulted from the increase in new insurance written offset by a decline in the Company's persistency rate. The Company's persistency, or the percentage of policies remaining in force from one year prior, was 73.4% at December 31, 1998, compared to 84.2% at December 31, 1997. The decline in persistency experienced can be expected to cause future renewal premiums to be lower than would have been expected, which would, in

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


turn, have an adverse effect on earnings. Sales under the Company's monthly premium plan represented 97.3% of new insurance written in 1998 compared to 94.3% in 1997.

     Net investment income for 1998 was $9.3 million, a 49.0% increase over $6.2 million in 1997. This increase in investment income is the result of growth in the average book value of invested assets by $47.9 million to $151.7 million at December 31, 1998, from $103.8 million at December 31, 1997. The growth in invested assets is attributable to the investment of the proceeds of the Company's $35.0 million debt offering, completed in late January 1998, as well as the increase in invested assets due to normal operating cash flow. The yield on average invested assets was 6.1% for 1998 compared to 6.0% for 1997. The portfolio's tax-equivalent yield was 7.9% for 1998 versus 8.0% for 1997. Approximately 70%, or $107.5 million of the Company's fixed maturity portfolio at December 31, 1998, was composed of state and municipal tax-preferred securities as compared to 72%, or $68.7 million, at December 31, 1997.

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 13.3% for 1998 compared to 13.4% for 1997. The loss ratio was 18.6% for the fourth quarter of 1998 compared to 12.1% for the fourth quarter of 1997. The Company's favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that approximately 78% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. The increase in the loss ratio in the fourth quarter of 1998 reflects an increase in delinquent loans reported in the latter half of 1998 as well as reduced earned premiums due to lower persistency. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claims frequencies on future earnings.

     During periods of significant refinancing activity, it is possible that policies on stronger loans may be canceled and policies on weaker loans may remain in force, thus potentially increasing the loss ratio on older business. Substantial increases in production of new business during these periods can offset the increased loss ratio on the older business.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 35.4% in 1998 to $7.0 million compared to $5.2 million in 1997. This increase reflects the growing amount of the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its higher claim frequency years.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED

     Amortization of deferred policy acquisition costs increased by 44.5% to $6.0 million in 1998 compared to $4.1 million for 1997. The increase in amortization reflects an increasing deferred policy acquisition costs asset to amortize as the Company builds its total insurance in force and a higher cancellation rate during 1998.

     In January 1998, the Company completed a $35.0 million private offering of notes due January 15, 2028, which bear interest at a rate of 7.9% per annum. Interest expense relating to this debt was $2.6 million for 1998.

     Standard & Poor's Corporation in February 1999 affirmed the "AA" Financial Strength and counterparty credit rating of Triad. In addition, the "A" issuer credit rating and senior debt rating of the Company were also affirmed.

     Other operating expenses increased 21.2% to $12.4 million for 1998 compared to $10.3 million for 1997. This increase in expenses is primarily attributable to advertising, personnel, and facilities and equipment costs required to support the Company's product development, technology enhancements, geographic expansion, and increased production.

     The expense ratio (ratio of underwriting expenses to net premiums written) for 1998 was 35.4% compared to 37.5% for 1997. Contributing to this year-to-date improvement is the higher level of written premiums in 1998 partially offset by the increase in expenses.

     The effective tax rate for 1998 was 30.5% compared to 31.7% for 1997. This decrease is primarily the result of the increase in investment in tax preferred securities. Management expects the Company's effective tax rate to remain about the same as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

1997 COMPARED TO 1996

     Net income for 1997 increased 54.0% to $17.2 million compared to $11.2 million in 1996. This improvement was primarily attributable to a 55.8% increase in earned premiums, a 14.5% increase in net investment income, and an improved combined loss and expense ratio.

     Net income per share on a diluted basis increased 52.1% to $1.26 for 1997 compared to $0.83 per share for 1996. Operating earnings per share were $1.26 for 1997 compared to $0.84 for 1996, an increase of 50.3%. Operating earnings exclude net realized investment gains of approximately $34,000 in 1997 and net realized investment losses of approximately $162,000 in 1996.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED

     Net new insurance written was $2.9 billion for 1997 as compared to $2.2 billion in 1996, an increase of 30.9%. For the fourth quarter, net new insurance written increased 32.9% to $740 million in 1997 compared to $557 million in 1996. The Company also produced approximately $950 million of new insurance written on seasoned loans in 1997. This increase in new insurance written was the result of continued geographic expansion, the penetration of Triad's products in the marketplace, and the introduction of new products. According to industry data, Triad's national market share of new insurance written increased to 2.4% for 1997 compared to 1.7% for 1996.

     The growth in new insurance written also reflected the favorable interest rate environment in 1997 which caused home buying activities to remain strong. Refinance activity was 14.0% of new insurance written in 1997 compared to 16.9% of insurance written in 1996. Total direct insurance in force reached $9.2 billion at December 31, 1997, compared to $6.6 billion at December 31, 1996, an increase of 40.0%.

     Total direct premiums written were $40.1 million for 1997, an increase of 53.3% compared to $26.2 million in 1996. Net premiums written increased by 60.0% to $38.3 million in 1997 compared to $24.0 million in 1996. Earned premiums increased 55.8% to $38.5 million for 1997 from $24.7 million in 1996. This growth in written and earned premium resulted from the increase in new insurance written offset slightly by the decline in the Company's persistency rate. Sales under the Company's monthly premium plan represented 94.3% of new insurance written in 1997 compared to 93.0% in 1996. The Company's persistency rate was 84.2% for 1997 compared to 85.3% for 1996.

     Net investment income for 1997 was $6.2 million, a 14.5% increase over $5.4 million in 1996. This increase resulted from the growth in the average book value of invested assets to $103.8 million at December 31, 1997, from $89.6 million at December 31, 1996. The yield on average invested assets was 6.0% for 1997 compared to 6.1% for 1996. This slight decrease was attributable to the Company's continued investment in lower yielding municipal tax-preferred securities. The portfolio's tax-equivalent yield was 8.0% for 1997 up from 7.7% for 1996. Approximately 72%, or $68.7 million, of the Company's fixed maturity portfolio at December 31, 1997, was composed of state and municipal tax-preferred securities as compared to 53% at December 31, 1996, and 37% at December 31, 1995.

     The Company's loss ratio was 13.4% for 1997 compared to 13.3% for 1996. The Company's favorable loss ratio reflected the low level of delinquencies compared to the number of insured loans and the fact that approximately 73% of the Company's insurance in force was originated in the previous 36 months.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 57.9% in 1997 to $5.2 million compared to $3.3 million in 1996. This increase reflected the increase in the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its higher claim frequency years.

     Amortization of deferred policy acquisition costs increased by 27.4% to $4.1 million in 1997 compared to $3.2 million for 1996. The increase in amortization reflected a growing balance of deferred policy acquisition costs to amortize as the Company continued to build its total insurance in force.

     Other operating expenses increased 41.3% to $10.3 million for 1997 compared to $7.3 million for 1996. This increase in expenses was primarily attributable to advertising, personnel, and facilities and equipment costs required to support the Company's product development, technology enhancements, geographic expansion, and increased production.

     The expense ratio for 1997 was 37.5% compared to 43.8% for 1996. Contributing to this improvement was the higher level of written premiums partially offset by the increase in expenses.

     The effective tax rate for 1997 was 31.7% compared to 31.0% in 1996. This increase was primarily the result of the phase-in of the 35.0% federal statutory income tax rate applicable to companies with annual taxable income above $10.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and taxes.

     The Company generated positive cash flow from operating activities for 1998 of $23.3 million compared to $17.9 million for 1997. The increase in Triad's operating cash flow reflects the growth in renewal premiums and insurance written that has more than offset the increases in claims paid, interest, and other expenses.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED

     The $35.0 million private offering of notes was completed in January 1998. The notes are non-callable and represent unsecured obligations of the Company. They are rated "A" by Standard and Poor's Corporation and "A+" by Fitch IBCA. The parent company contributed $25.0 million of the net proceeds to Triad in exchange for a surplus debenture. The parent company is dependent upon payments under the surplus debenture issued by Triad and upon possible future dividends from Triad, all of which will be subject to significant payment restrictions under Illinois insurance laws, to provide funds for the payment of the Company's obligations under the notes. The parent company retained the balance of the net proceeds of the offering, approximately $9.4 million, and these proceeds are available for general corporate purposes, including, without limitation, investment, payments of principal and interest on the notes, and possible future contributions to its subsidiaries.

     The parent company's cash flow is dependent on interest income, cash dividends, revenues from management fees, and interest payments under the surplus debenture from Triad. The insurance laws of the State of Illinois impose certain restrictions on dividends from Triad. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus as of the end of the preceding fiscal year and limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department. The Illinois Insurance Department permits expenses of the parent company to be reimbursed by Triad in the form of management fees.

     In December 1998, the Company announced that its Board of Directors had authorized the purchase of up to $3.0 million of the Company's outstanding Common Stock. The parent company will fund the purchase of these shares through either the sale of parent company invested assets or through dividends from Triad. Through February 1999, the Company had purchased 131,000 shares of its common stock for approximately $2.4 million.

     Consolidated invested assets were $177.3 million at December 31, 1998, compared to $119.9 million at December 31, 1997. This increase is attributable to the investment of proceeds of the $35.0 million debt offering and operating cash flow. Through investment of a portion of the net proceeds of the note offering, the Company has increased its investments in higher yielding non-investment grade securities to approximately 8% of its consolidated investment  portfolio,  up from  approximately  3% at  December  31,  1997.  Net unrealized investment gains were $2.5 million on equity securities and $3.5 million on fixed maturity securities at December 31, 1998. Fixed maturity securities and equity securities, all of which are classified as available for sale, totaled $171.4 million at December 31, 1998. Based upon book value, the fixed maturity portfolio at December 31, 1998, consisted of approximately 70% municipal securities, 24% corporate securities, 5% U.S. government obligations, and 1% mortgage-backed bonds.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED

     Fixed maturity securities represent approximately 89% of the Company's invested assets at December 31, 1998, and the fair value of these fixed rate securities generally bears an inverse relationship to changes in prevailing market interest rates. The Company's long-term debt bears interest at a fixed rate of 7.9% per annum, and as a result, the fair value of this debt is sensitive to changes in prevailing interest rates. A 10% relative increase or decrease in market interest rates that affect the Company's financial instruments would not have a material impact on earnings during the next fiscal year, and would not materially affect the fair value of the Company's financial instruments.

     The Company's loss reserves increased to $12.1 million at December 31, 1998, compared to $9.0 million at December 31, 1997. This growth is the result of the increases in new insurance written and the maturing of the Company's risk in force. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's reserves per delinquent loan were $23,400 at December 31, 1998, compared to $23,100 at December 31, 1997. The Company's delinquency ratio, the ratio of reported delinquent insured loans to total insured loans, was 0.53% at December 31, 1998, compared to 0.47% at December 31, 1997. Beginning with year end 1998, the Company began reporting only delinquencies that are greater than 45 days delinquent to conform with the industry standard. Previously, the Company reported all delinquencies, including those 45 days or less past due. The change had no material impact on the Company's loss reserves.

     The Company's unearned premium reserve of $7.1 million at December 31, 1998, decreased from $8.0 million at December 31, 1997. This decline is primarily attributable to the continued production of the monthly premium product, which produces little unearned premium compared to annual and single premium products. Cancellation activity also can contribute to the decrease in unearned premiums, whereby older annual premium policies are canceled or replaced by monthly premium policies.

     Total stockholders' equity increased to $137.5 million at December 31, 1998, from $111.8 million at December 31, 1997. This increase resulted primarily from net income of $24.4 million for 1998, the tax benefit and additional paid-in capital of $1.9 million relating to the exercise of employee stock options, and the issuance of restricted stock in connection with the buyout of one of the Company's exclusive commissioned general agencies. These increases were offset somewhat by a decline in net unrealized gains on investments of $497,000 and the retirement of 15,000 shares of the Company's Common Stock purchased during October 1998 for $297,000.

     Triad's total statutory policyholders' surplus increased to $89.5 million at December 31, 1998, from $60.9 million at December 31, 1997. This increase resulted from the Company's contribution to Triad of $25.0 million of note proceeds through a surplus debenture and statutory net income of $31.3 million, offset primarily by a decrease in unrealized investment gains of $925,000 and an

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


increase in the statutory contingency reserve of $26.8 million. Triad's statutory earned surplus was $5.8 million at December 31, 1998, compared to $2.5 million at December 31, 1997, reflecting growth in statutory net income greater than the increase in the statutory contingency reserve. Approximately $1.9 million and $2.8 million of the statutory earned surplus for 1998 and 1997, respectively, was attributable to unrealized gains. The balance in the statutory contingency reserve was $81.6 million at December 31, 1998, compared to $54.8 million at December 31, 1997.

     The Company is undertaking modifications and upgrades to enhance its computer systems and technological capabilities. The Company expects that aggregate costs of approximately $2.8 million will be expended for this system conversion and upgrade (approximately $1.8 million in capitalized costs have been incurred for the project thus far through December 31, 1998) and that the project will be funded through cash flow from operations.

     Substantially all of the Company's existing computer systems which are integral to its business were originally developed to be year 2000 compliant or are being reprogrammed. The Company plans to reprogram its existing computer systems, as necessary, and complete testing of the Company's existing system by March 31, 1999. As of December 31, 1998, the Company is approximately 90% complete in the review and testing of its existing computer systems for year 2000 compliance. Year 2000 compliance costs incurred relating to the Company's existing computer systems are being expensed and are immaterial. Some of the Company's computer systems integral to its business interface with computer systems of third parties. Virtually all transactions with systems operated by third parties involve nationally recognized service bureaus and government-sponsored entities such as Freddie Mac and Fannie Mae. The Company is working with these third parties to coordinate any necessary testing of year 2000 related system interfaces. As a result, the Company does not anticipate that year 2000 compliance issues arising from interfaces with third-party systems will have a material impact on its operations.

     Triad's ability to write insurance depends on the maintenance of its claims-paying ability ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of December 31, 1998, Triad's risk-to-capital ratio was 16.2-to-1 as compared to 19.3-to-1 at December 31, 1997, and 17.8-to-1 for the industry as a whole at December 31, 1997, the latest industry data available.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward looking statements relating to future plans, expectations, and performance which involve various risks and uncertainties, including but not limited to the following: interest rates may increase from their current levels; housing transactions and mortgage issuance may decrease for many reasons including changes in interest rates or economic conditions; the Company's market share may change as a result of changes in underwriting criteria or competitive products or rates; the amount of new insurance written could be affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae; rating agencies may revise methodologies for determining the Company's claims-paying ability ratings and may revise or withdraw the assigned ratings at any time; decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings; the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions. Economic downturns in regions where Triad's risk is more concentrated could have a particularly adverse effect on Triad's financial condition and loss development. Accordingly, actual results may differ from those set forth in the forward- looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements and Supplementary Data are presented in a separate section of this report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding directors and nominees for directors of the Company is included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, and is hereby incorporated by reference.

     For information regarding the executive officers of the Company, reference is made to the section entitled "Executive Officers of the Company" in Part I,
Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     This information is included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, and is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This information is included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, and is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This information is included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, and is hereby incorporated by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

     (a) (3) Listing of Exhibits-- The response to this portion of Item 14 is submitted as a separate section of this report.

     (b)  Reports on Form 8-K.

          No reports on form 8-K were filed during the quarter ended December 31, 1998.

     (c) Exhibits-- The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) Financial Statement Schedules-- The response to this portion of Item 14 is submitted as a separated section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 1999.

                                       By /s/ Darryl W. Thompson
                                       -----------------------------
                                       Darryl W. Thompson
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of March, 1999 by the following persons on behalf of the Registrant in the capacities indicated.


       SIGNATURE                                TITLE

/s/ William T. Ratliff, III           Chairman of the Board
---------------------------
William T. Ratliff, III


/s/ Darryl W. Thompson                President, Chief Executive Officer and
---------------------------           Director
Darryl W. Thompson


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

                          YEAR ENDED DECEMBER 31, 1998

                               TRIAD GUARANTY INC.

                          WINSTON-SALEM, NORTH CAROLINA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                              (Item 14(a) 1 and 2)



CONSOLIDATED FINANCIAL STATEMENTS                                          Page
---------------------------------                                          ----
Report of Independent Auditors.........................................    54
Consolidated Balance Sheets at December 31, 1998 and 1997..............  55 - 56
Consolidated Statements of Income for each of the three years
   in the period ended December 31, 1998...............................    57
Consolidated Statements of Changes in Stockholders' Equity for
   each of the three years in the period ended December 31, 1998.......    58
Consolidated Statements of Cash Flows for each of the three years
   in the period ended December 31, 1998...............................    59
Notes to Consolidated Financial Statements.............................  60 - 77

FINANCIAL STATEMENT SCHEDULES
-----------------------------
Schedules at and for each of the three years in the period ended December 31,
1998
   Schedule I - Summary of investments - other than investments
      in related parties...............................................    78
   Schedule II - Condensed financial information of Registrant.........  79 - 83
   Schedule IV - Reinsurance...........................................    84


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                                INDEX TO EXHIBITS
                                 (ITEM 14(A) 3)




EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
------    ----------------------
  3.1     Certificate of Incorporation of the Registrant, as amended (7)(Exhibit
          3.1)

  3.2     By-Laws of the Registrant (1) (Exhibit 3(b))

  4.1     Form of Common Stock certificate (1)(Exhibit 4(a))

  4.2 Indenture Between Triad Guaranty Inc. and Banker's Trust Co.(8) (Exhibit 4.2)

 10.1     1993 Long-Term Stock Incentive Plan (1)(3) (Exhibit 10(a)

 10.2 Proportional Reinsurance Agreement between Triad Guaranty Insurance Corporation and PMI Mortgage Insurance Co. (1) (Exhibit 10(b))

 10.3 Agreement for Administrative Services among Triad Guaranty Insurance Corporation and Collateral Investment Corp. and Collateral Mortgage, Ltd. (1)(Exhibit 10(c))

 10.4 Investment Advisory Agreement between Triad Guaranty Insurance Corporation and Collateral Mortgage, Ltd. (1) (Exhibit 10(d))

 10.6 Registration Agreement among the Registrant, Collateral Investment Corp. and Collateral Mortgage, Ltd. (2) (Exhibit 10.6)

 10.7     Employment Agreement between the Registrant and Darryl W. Thompson
          (2)(3) (Exhibit 10.7)

 10.8 Employment Agreement between the Registrant and John H.Williams (2)(3) (Exhibit 10.8)

 10.10 Employment Agreement between the Registrant and Henry B.Freeman (2)(3) (Exhibit 10.10)

 10.11 Employment Agreement between the Registrant and Ron D.Kessinger (2)(3) (Exhibit 10.11)

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

 10.17 Amendment to Employment Agreement between the Registrant and Darryl W. Thompson (3)(6) (Exhibit 10.17)

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

(8) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1997 Form 10-K.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Triad Guaranty Inc.


We have audited the accompanying consolidated balance sheets of Triad Guaranty Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Guaranty Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                             Ernst & Young LLP

January 20, 1999

                               Triad Guaranty Inc.

                           Consolidated Balance Sheets


                                                                 December 31
                                                          1998                1997
                                                     -----------------------------------
Assets
Invested assets:
   Securities  available-for-sale,  at fair value:
      Fixed maturities  (amortized cost:
         1998-$153,868,237; 1997-$95,756,136)         $157,391,829       $ 99,725,487
      Equity securities (cost: 1998-$11,550,510;
        1997-$8,666,815)                                14,024,012         11,466,028
   Short-term investments                                5,885,192          8,685,842
                                                     -----------------------------------
                                                       177,301,033        119,877,357

Cash                                                       444,200              8,557
Accrued investment income                                2,258,878          1,460,168
Deferred policy acquisition costs                       16,015,559         12,587,355
Property and equipment, at cost less
   accumulated depreciation
  (1998-$2,292,770; 1997-$1,563,289)                     3,446,656          2,524,228
Reinsurance recoverable                                    610,817             49,447
Other assets                                             5,178,627          2,471,948










                                                     -----------------------------------
Total assets                                          $205,255,770       $138,979,060
                                                     ===================================


                                                                December 31
                                                          1998               1997
                                                      --------------------------------
Liabilities and stockholders' equity
Liabilities:
   Losses and loss adjustment expenses                $ 12,142,990       $  8,960,411
   Unearned premiums                                     7,054,737          7,988,342
   Current taxes payable                                    45,787              3,318
   Deferred income taxes                                 7,930,878          7,521,874
   Unearned ceding commission                              621,161                  -
   Long-term debt                                       34,457,080                  -
   Accrued interest on debt                              1,274,972                  -
   Accrued expenses and other liabilities                4,196,825          2,724,324
                                                      --------------------------------
Total liabilities                                       67,724,430         27,198,269

Commitments and contingencies (Note 5 and 7)

Stockholders' equity:
   Preferred stock, par value $.01 per share -
     authorized 1,000,000 shares, no shares
     issued and outstanding                                   -                  -
   Common stock, par value $.01 per share -
     authorized 32,000,000  shares,  13,408,869
     at  December  31, 1998 and  13,293,721  at
     December 31, 1997 issued and outstanding shares       134,089            132,937
   Additional paid-in capital                           61,538,613         59,369,223
   Accumulated other comprehensive income, net
     of income tax liability of $2,101,170 at
     December 31, 1998 and $2,368,998 at
     December 31, 1997                                   3,907,920          4,405,315
   Retained earnings                                    71,950,718         47,873,316
                                                      --------------------------------
Total stockholders' equity                             137,531,340        111,780,791
                                                      --------------------------------
Total liabilities and stockholders' equity            $205,255,770       $138,979,060
                                                      ================================


See accompanying notes.


                               Triad Guaranty Inc.

                        Consolidated Statements of Income


                                                      Year ended December 31
                                             1998              1997             1996
                                         -------------------------------------------------
Revenue:
   Premiums written:
     Direct                               $52,973,589       $40,082,507      $26,151,650
     Assumed                                   13,052            20,061           26,222
     Ceded                                 (1,089,955)       (1,772,039)      (2,216,417)
                                         -------------------------------------------------
   Net premiums written                    51,896,686        38,330,529       23,961,455
   Change in unearned premiums                925,045           191,163          766,286
                                         ------------------------------------------------
Earned premiums                            52,821,731        38,521,692       24,727,741

Net investment income                       9,289,026         6,234,142        5,446,672
Net realized investment gains (losses)        880,502            34,330         (162,385)
Other income                                   13,652             7,716                -
                                         ------------------------------------------------
                                           63,004,911        44,797,880       30,012,028

Losses and expenses:
   Losses and loss adjustment expenses      7,005,420         5,317,812        3,444,354
   Reinsurance recoveries                       3,198          (140,734)        (165,224)
                                         ------------------------------------------------
Net losses and loss adjustment expenses     7,008,618         5,177,078        3,279,130

Interest expense on debt                    2,554,126                 -                -
Amortization of deferred policy
   acquisition costs                        5,954,915         4,120,469        3,234,876
Other operating expenses (net of
   acquisition costs deferred)             12,434,890        10,256,815        7,259,271
                                         ------------------------------------------------
                                           27,952,549        19,554,362       13,773,277
                                         ------------------------------------------------
Income before income taxes                 35,052,362        25,243,518       16,238,751

Income taxes:
   Current                                     38,928             2,613          (37,292)
   Deferred                                10,639,361         7,999,081        5,079,077
                                         ------------------------------------------------
                                           10,678,289         8,001,694        5,041,785
                                         ------------------------------------------------
Net income                                $24,374,073       $17,241,824      $11,196,966
                                         ================================================

Earnings per common and common
  equivalent share:
     Basic                                      $1.83             $1.30             $.84
     Diluted                                     1.76              1.26              .83
                                         ================================================
Shares used in computing earnings per
  common and common equivalent share:
     Basic                                 13,342,749        13,291,160       13,277,853
     Diluted                               13,843,382        13,713,538       13,541,551
                                         ================================================

See accompanying notes.


                                                        Triad Guaranty Inc.

                                      Consolidated Statements of Changes in Stockholders' Equity

                                                                            Accumulated Other
                                                                Additional    Comprehensive
                                                   Common        Paid-In          Income          Retained
                                                    Stock        Capital                          Earnings         Total
                                               --------------------------------------------------------------------------------
 Balance at December 31, 1995                    $ 44,189        $59,141,808      $1,732,209     $19,523,136     $ 80,441,342
   Net income                                           -                  -               -      11,196,966       11,196,966
   Other comprehensive income - net of tax:
     Change in unrealized gain                          -                  -        (163,409)              -         (163,409)
                                                                                                              -----------------
   Comprehensive income                                 -                  -               -               -       11,033,557
   Issuance of 11,316 shares of common stock
     under stock option plans                         113            205,536               -               -          205,649
   Three-for-two stock split effected in
     the form of a 50% stock dividend              22,151                  -               -         (22,151)               -
 Retirement of common stock                             -               (512)              -               -             (512)
                                               --------------------------------------------------------------------------------
 Balance at December 31, 1996                      66,453         59,346,832       1,568,800      30,697,951       91,680,036
   Net income                                           -                  -               -      17,241,824       17,241,824
   Other comprehensive income - net of tax:
     Change in unrealized gain                          -                  -       2,836,515               -        2,836,515
                                                                                                              -----------------
   Comprehensive income                                 -                  -               -               -       20,078,339
   Issuance of 2,499 shares of common stock
     under stock option plans                          25             22,391               -               -           22,416
   Two-for-one stock split effected in the
     form of a 100% stock dividend                 66,459                  -               -         (66,459)               -
                                               --------------------------------------------------------------------------------
 Balance at December 31, 1997                     132,937         59,369,223       4,405,315      47,873,316      111,780,791
   Net income                                           -                  -               -      24,374,073       24,374,073
   Other comprehensive income - net of tax:
     Change in unrealized gain                          -                  -        (497,395)              -         (497,395)
                                                                                                              -----------------
   Comprehensive income                                 -                  -               -               -       23,876,678
   Issuance of 122,648 shares of common stock
     under stock option plans                       1,227            954,629               -               -          955,856
   Tax effect of exercise of non-qualified
     stock options                                      -            916,711               -               -          916,711
   Purchase and subsequent retirement of
     15,000 shares of common stock                   (150)                 -               -        (296,671)        (296,821)
   Issuance of 7,500 shares of restricted              75            298,050               -               -          298,125
     stock
                                               ================================================================================
 Balance at December 31, 1998                    $134,089        $61,538,613      $3,907,920     $71,950,718     $137,531,340
                                               ================================================================================


See accompanying notes.

                                               Triad Guaranty Inc.

                                       Consolidated Statements of Cash Flows


                                                                    Year ended December 31
                                                             1998              1997              1996
                                                      ----------------------------------------------------
Operating activities
Net income                                                $24,374,073       $17,241,824       $11,196,966
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Loss and unearned premium reserves                     2,248,974         2,426,878           846,498
     Accrued expenses and other liabilities                 1,450,310           901,991           362,459
     Current taxes payable                                     42,469             1,722           (38,335)
     Amounts due to/from reinsurer                           (547,469)          378,771         1,787,428
     Accrued investment income                               (798,710)         (333,526)         (230,985)
     Accrued interest on debt                               1,274,972                 -                 -
     Policy acquisition costs deferred                     (9,383,119)       (6,509,427)       (5,856,589)
     Amortization of policy acquisition costs               5,954,915         4,120,469         3,234,876
     Net realized investment (gains) losses                  (880,502)          (34,330)          162,385
     Provision for depreciation                               750,097           621,050           394,282
     Accretion of bond discounts                           (1,013,820)         (620,762)         (591,336)
     Deferred income taxes                                  1,593,543         1,700,081         1,573,810
     Unearned ceding commission                               621,161           (80,573)         (539,542)
     Other assets                                          (2,559,112)       (1,914,971)          171,949
     Other operating activities                               192,489                 -                 -
                                                      ----------------------------------------------------
Net cash provided by operating activities                  23,320,271        17,899,197        12,473,866

Investing activities
Securities available-for-sale:
      Purchases - fixed maturities                        (74,664,883)      (25,487,708)      (19,823,655)
      Sales  - fixed maturities                            17,449,277        16,186,544         8,036,070
      Purchases - equities                                 (7,507,782)       (3,835,769)       (2,732,179)
      Sales - equities                                      5,591,607         1,678,286         1,838,226
Purchases of property and equipment                        (1,665,430)       (1,431,278)         (760,202)
                                                      ----------------------------------------------------
Net cash used in investing activities                     (60,797,211)      (12,889,925)      (13,441,740)

Financing activities
Proceeds from issuance of long-term debt                   34,452,898                 -              (512)
Retirement of common stock                                   (296,821)                -                 -
Proceeds from exercise of stock options                       955,856            22,416           205,649
                                                      ----------------------------------------------------
Net change by financing activities                         35,111,933            22,416           205,137
Net change in cash and short-term investments              (2,365,007)        5,031,688          (762,737)
Cash and short-term investments at beginning of year        8,694,399         3,662,711         4,425,448
                                                      ----------------------------------------------------
Cash and short-term investments at end of year            $ 6,329,392       $ 8,694,399       $ 3,662,711
                                                      ====================================================

Supplemental schedule of cash flow information
Cash paid during the period for:
  Income taxes and United States Mortgage Guaranty
    Tax and Loss Bonds                                    $ 8,963,726       $ 6,299,891       $ 3,348,000
  Interest                                                $ 1,274,972
Non-cash investing and finance activities:
  Exchange of restricted common stock for
    intangible assets                                     $   298,125                 -                 -

See accompanying notes.

                               TRIAD GUARANTY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


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

INVESTMENTS

Securities classified as "available-for-sale" are carried at fair value, and unrealized gains and losses on such securities are reported as a separate component of accumulated other comprehensive income. The Company does not have any securities classified as "held-to-maturity" or "trading".

                               TRIAD GUARANTY INC.

1. ACCOUNTING POLICIES (CONTINUED)

Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Realized investment gains or losses are determined on a specific identification basis and are included in net income. Short-term investments are defined as short-term, highly liquid investments both readily convertible to known amounts of cash and having maturities of three months or less upon acquisition by the Company.

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

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and is amortized principally on a straight-line basis over the estimated useful lives of depreciable assets.
Property and equipment primarily consists of furniture and equipment and computer hardware and software.

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

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets, net of any valuation allowance, and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, and the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INCOME RECOGNITION

The Company writes policies that are guaranteed renewable contracts at the borrower's option on single premium, annual premium, and monthly premium bases. For annual payment policies, the first year premium exceeds the renewal premium. The Company does not have the option to reunderwrite these contracts. Premiums written on annual policies are earned on a monthly pro rata basis. Single premium policies covering more than one year are amortized over the estimated policy life in accordance with the expiration of risk. Premiums written on a monthly basis are generally earned in the month that coverage is provided.

STOCK OPTIONS

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

                               TRIAD GUARANTY INC.

1. ACCOUNTING POLICIES (CONTINUED)

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

STOCK SPLITS

The Company had a three-for-two stock split in 1996 in the form of a 50% stock dividend. The Company also had a two-for-one stock split in 1997 in the form of a 100% stock dividend. All earnings per share amounts and stock option information prior to the stock splits were restated to reflect post-split amounts.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components in financial statements. The Company adopted the provisions of Statement No. 130 in the first quarter of 1998 and reclassified the financial statements for earlier periods provided for comparative purposes as required by the Statement. The application of the new rules had no impact on the Company's financial position or results of operations.

Currently, the only element of other comprehensive income applicable to the Company is changes in unrealized gains and losses on securities classified as available-for-sale, which are displayed in the following table, along with related tax effects.

                                         1998          1997           1996
                                      ------------------------------------------
Unrealized gains (losses) arising
   during the period, before taxes       $ 115,278     $4,398,198     $(413,783)
   Income taxes                            (40,347)    (1,539,369)      144,824
                                      ------------------------------------------
Unrealized gains (losses) arising
   during the period, net of taxes          74,931      2,858,829      (268,959)
                                      ------------------------------------------
Less: Reclassification adjustment
   Gains (losses) realized in net
   income                                  880,502         34,330      (162,385)
   Income taxes                           (308,176)       (12,016)       56,835
                                      ------------------------------------------
Reclassification adjustment for gains
   (losses) realized in net income         572,326         22,314      (105,550)
                                      ------------------------------------------
Other comprehensive income - change
   in unrealized gains                   $(497,395)    $2,836,515     $(163,409)
                                      ==========================================

                          TRIAD GUARANTY INC.

2. INVESTMENTS

The amortized cost and the fair value of investments are as follows:


                                                       Gross           Gross
                                    Amortized       Unrealized       Unrealized         Fair
                                       Cost            Gains           Losses           Value
                                   --------------------------------------------------------------
At December 31, 1998
 Available-for-sale securities:
   Fixed maturity securities:
     Corporate                      $ 36,386,473     $  599,664      $1,688,249     $ 35,297,888
     U.S. Government                   8,587,562        340,609               -        8,928,171
     Mortgage-backed                   1,359,163         52,768               -        1,411,931
     State and municipal             107,535,039      4,317,425          98,625      111,753,839
                                   --------------------------------------------------------------
Total                                153,868,237      5,310,466       1,786,874      157,391,829
   Equity securities                  11,550,510      3,027,626         554,124       14,024,012
                                   --------------------------------------------------------------
Total                               $165,418,747     $8,338,092      $2,340,998     $171,415,841
                                   ==============================================================

At December 31, 1997
 Available-for-sale securities:
   Fixed maturity securities:
     Corporate                      $ 12,260,852     $  475,211      $   38,842     $ 12,697,221
     U.S. Government                   9,823,960        374,877           1,406       10,197,431
     Mortgage-backed                   4,679,115        127,190           4,950        4,801,355
     State and municipal              68,789,100      3,039,784           9,529       71,819,355
     Public utilities                    203,109          7,016               -          210,125
                                  ---------------------------------------------------------------
 Total                                 95,756,136     4,024,078          54,727       99,725,487
   Equity securities                   8,666,815      2,810,028          10,815       11,466,028
                                  ---------------------------------------------------------------
 Total                               $104,422,951    $6,834,106      $   65,542     $111,191,515
                                  ===============================================================


The amortized cost and estimated fair value of investments in fixed maturity securities, at December 31, 1998, are summarized by stated maturity as follows:

                                                Available-for-Sale
                                         -----------------------------------
                                              Amortized          Fair
                                                 Cost            Value
                                         -----------------------------------
Maturity:
   One year or less                        $    6,583,097   $    6,661,101
   After one year through five years           22,091,536       22,877,328
   After five years through ten years          28,707,282       28,895,494
   After ten years                             95,127,159       97,545,975
   Mortgage-backed securities                   1,359,163        1,411,931
                                         ===================================
Total                                        $153,868,237     $157,391,829
                                         ===================================

                               TRIAD GUARANTY INC.

2. INVESTMENTS (CONTINUED)

Realized gains and losses on sales of investments are as follows:

                                                 Year ended December 31
                                           1998            1997           1996
                                      ------------------------------------------
     Securities available-for-sale:
        Fixed maturity securities:
          Gross realized gains         $307,255     $   35,274       $  28,425
          Gross realized losses         (73,329)      (270,818)        (48,112)
        Equity securities:
          Gross realized gains          707,695        360,066          86,607
          Gross realized losses         (91,425)      (117,810)       (106,244)
        Other investments:
          Gross realized gains           30,306         42,520          30,509
          Gross realized losses               -        (14,902)       (153,570)
                                      ------------------------------------------
     Net realized gains (losses)       $880,502     $   34,330       $(162,385)
                                      ==========================================

Net unrealized appreciation (depreciation) on fixed maturity securities changed by $(445,759) $2,809,249, and $(1,228,326), in 1998, 1997 and 1996,
respectively; the corresponding amounts for equity securities were $(325,711), $1,571,472 and $961,475.

Major categories of the Company's net investment income are summarized as follows:

                                                 Year ended December 31
                                           1998            1997         1996
                                      ------------------------------------------
   Income:
      Fixed maturities                  $8,625,387     $5,849,084    $5,260,073
      Preferred stocks                     280,032        114,610        37,858
      Common stocks                        256,918        279,640       236,715
      Cash and short-term investments      494,565        212,033       122,461
                                      ------------------------------------------
                                         9,656,902      6,455,367     5,657,107
   Expenses                                367,876        221,225       210,435
                                      ------------------------------------------
   Net investment income                $9,289,026     $6,234,142    $5,446,672
                                      ==========================================

At December 31, 1998 and 1997, investments with an amortized cost of $6,314,934 and $6,404,051, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

                               TRIAD GUARANTY INC.

3. DEFERRED POLICY ACQUISITION COSTS

An analysis of deferred policy acquisition costs is as follows:

                                                 Year ended December 31
                                        1998            1997          1996
                                      ------------------------------------------

  Balance at beginning of year         $12,587,355    $10,198,397    $ 7,576,684
  Acquisition costs deferred:
     Sales compensation                  6,353,311      4,265,208      3,330,059
     Underwriting and issue expenses     3,029,808      2,244,219      2,526,530
                                      ------------------------------------------
                                         9,383,119      6,509,427      5,856,589

  Amortization of acquisition expenses   5,954,915      4,120,469      3,234,876
                                      ------------------------------------------
  Net increase                           3,428,204      2,388,958      2,621,713
                                      ------------------------------------------
  Balance at end of year               $16,015,559    $12,587,355    $10,198,397
                                      ==========================================

                               TRIAD GUARANTY INC.

4. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity for the reserve for unpaid losses and loss adjustment expenses for 1998, 1997 and 1996 are summarized as follows:

                                           1998          1997           1996
                                        ----------------------------------------
Reserve for losses and loss
  adjustment expenses at January 1,
  net of reinsurance recoverables        $8,909,121    $5,974,664   $ 3,703,251
Incurred  losses and loss  adjustment
  expenses net of reinsurance
  recoveries (principally in respect
  of default notices occurring in):
     Current year                         7,953,412     6,022,700     4,673,130
     Redundancy on prior years             (944,794)     (845,622)   (1,394,000)
                                        ----------------------------------------
Total incurred losses and loss
  adjustment expenses                     7,008,618     5,177,078     3,279,130

Loss and loss adjustment expense
  payments net of reinsurance
  recoveries (principally in respect
  of default  notices occurring in):
     Current year                           266,983       210,493       166,717
     Prior years                          3,534,822     2,032,128       841,000
                                        ----------------------------------------
Total loss and loss adjustment
  expense payments                        3,801,805     2,242,621     1,007,717
                                        ----------------------------------------

Reserve for losses and loss
  adjustment expenses at December 31,
  net of  reinsurance  recoverables
  of $27,056, $51,290 and $330,733
  in 1998, 1997 and 1996, respectively  $12,115,934    $8,909,121   $ 5,974,664
                                        ========================================

The foregoing reconciliation shows a redundancy in reserves has emerged for each of the years presented. These redundancies resulted principally from settling case-basis reserves for amounts less than expected or reducing incurred but not reported reserves on default notices occurring in prior years.

                               TRIAD GUARANTY INC.

5. COMMITMENTS

The Company leases certain office facilities and equipment under operating leases. Rental expense for all leases was $902,866, $835,596 and $609,215 for 1998, 1997, and 1996, respectively. Future minimum payments under noncancellable operating leases at December 31, 1998 are as follows:

                 1999        $  904,525
                 2000           813,412
                 2001           715,827
                 2002           294,286
                 2003            43,456
                            -----------
                             $2,771,506
                            ===========

6. FEDERAL INCOME TAXES

Triad purchases ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds in lieu of paying federal income taxes. At December 31, 1998 and 1997, Triad was obligated to purchase approximately $154,000 and $425,000, respectively, of United States Mortgage Guaranty Tax and Loss Bonds.

Income tax expense differed from the amounts computed by applying the Federal statutory income tax rate to income before taxes as follows:

                                     1998           1997         1996
                                ------------------------------------------

     Income tax computed at
       statutory rate            $12,268,326    $ 8,835,231   $5,683,563
     Increase (decrease) in
       taxes resulting from:
        Tax-exempt interest       (1,559,067)    (1,002,062)    (751,407)
        Other                        (30,970)       168,525      109,629
                                ------------------------------------------
      Income tax expense         $10,678,289    $ 8,001,694   $5,041,785
                                ==========================================

                               TRIAD GUARANTY INC.

6. FEDERAL INCOME TAXES  (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below.

                                                  1998              1997
                                             --------------------------------
    DEFERRED TAX LIABILITIES
    Statutory contingency reserve              $25,605,001      $17,370,996
    Deferred policy acquisition costs            5,605,446        4,405,574
    Unrealized investment gain                   2,101,170        2,368,998
    Other                                          861,296          686,937
                                             --------------------------------
    Total deferred tax liabilities              34,172,913       24,832,505

    DEFERRED TAX ASSETS
    United States Mortgage Guaranty Tax and
      Loss Bonds                                25,256,666       16,293,366
    Unearned premiums                              536,397          611,467
    Losses and loss adjustment expenses            341,449          250,599
    Other                                          107,523          155,199
                                             --------------------------------
    Total deferred tax assets                   26,242,035       17,310,631
                                             --------------------------------
    Net deferred tax liability                 $ 7,930,878      $ 7,521,874
                                             ================================

                               TRIAD GUARANTY INC.

7. INSURANCE IN FORCE, DIVIDEND RESTRICTION, AND STATUTORY RESULTS

Approximately 60% of Triad's net risk in force is concentrated in seven states including 12% in Illinois, 11% in Georgia, 10% in California, 8% in Florida, 7% in Texas, 6% in Virginia, and 6% in North Carolina. While Triad continues to diversify its risk in force geographically, a prolonged recession in its high concentration areas could result in higher incurred losses and loss adjustment expenses for Triad.

Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at December 31, 1998 and 1997, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:

                                             1998                 1997
                                     ---------------------------------------

     Net risk                           $2,776,205,499       $2,231,572,130
                                     =======================================

     Statutory capital and surplus      $   89,539,785       $   60,929,830
     Contingency reserve                    81,614,277           54,766,669
                                     ---------------------------------------
     Total                              $  171,154,062       $  115,696,499
                                     =======================================

     Risk-to-capital ratio                  16.2 to 1            19.3 to 1
                                     =======================================

Triad and TGAC are each required under the Illinois Insurance Code (the "Code") to maintain minimum statutory capital and surplus of $5,000,000. The Code permits dividends to be paid only out of earned surplus, and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair market value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders, or (b) statutory net income for the calendar year preceding the date of the dividend. Net income as determined in accordance with statutory accounting practices was $31,252,891, $22,916,215, and $13,369,769 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the amount of the Company's equity that can be paid out in dividends to the stockholders is $5,823,857, which is the earned surplus of Triad on a statutory basis.

                               TRIAD GUARANTY INC.

8. RELATED PARTY TRANSACTIONS

The Company and Triad pay affiliated companies for management, investment, and other services. The total expense incurred for such items was $336,143, $284,660 and $303,555 in 1998, 1997 and 1996, respectively. In addition, in 1998, Triad began providing certain investment accounting, reporting, and maintenance functions for an affiliate. Income earned during 1998 for such services was $12,309. Management believes that the income and expenses incurred for such services approximate costs that the Company and affiliates would have incurred if those services had been provided by unaffiliated third parties.

9. EMPLOYEE BENEFIT PLAN

Substantially all employees participate in the Company's 401(k) Profit Sharing Plan. Under the plan, employees elect to defer a portion of their wages, with the Company matching deferrals at the rate of 50% of the first 8% of the employee's salary deferred. The Company contributed $225,797, $151,134, and $123,699 for the years ended December 31, 1998, 1997 and 1996, respectively, to the plan.

10. REINSURANCE

Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceding agreement principally provides Triad with increased capacity to write business and achieve a more favorable geographic dispersion of risk.

Effective January 1, 1996, Triad eliminated quota share reinsurance on new business and recaptured substantial portions of its coverage on renewal business. Triad received approximately $1,100,000 and re-established reserves, unearned premiums, and deferred acquisition costs for the previously ceded business with no effect on income. Also, effective January 1, 1996, Triad obtained $25.0 million in excess of loss reinsurance designed to provide reinsurance protection in case of catastrophic levels of losses.

                          TRIAD GUARANTY INC.

10. REINSURANCE (CONTINUED)

Effective October 1, 1997, Triad recaptured most of the remaining coverage on renewal business. Triad received approximately $168,000 and re-established reserves, unearned premiums, and deferred acquisition costs for the previously ceded business with no effect on income.

Reinsurance activity for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                      1998            1997          1996
                                  -----------------------------------------

       Earned premiums ceded       $1,098,515     $1,809,012     $2,319,927
       Losses ceded                    (3,198)       140,734        165,224
       Earned premiums assumed         15,500         19,804         29,012
       Losses assumed                  50,241         67,903         99,910

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

11. LONG-TERM STOCK INCENTIVE PLAN

In August 1993, the Company adopted the 1993 Long-Term Stock Incentive Plan (the "Plan"). Under the Plan, certain directors, officers, and key employees are eligible to be granted various stock-based awards. The number of shares of common stock which may be issued or sold or for which options or stock appreciation rights may be granted under the Plan is 2,100,000 shares.

                               TRIAD GUARANTY INC.

11. LONG-TERM STOCK INCENTIVE PLAN (CONTINUED)

Information concerning the stock option plan is summarized below.

                                                                    Weighted
                                     Number of          Option       Average
                                      Shares             Price    Exercise Price
                                   ---------------------------------------------

1996
   Outstanding, beginning of year       797,850    $  4.58 -  8.92    $  6.13
   Granted                              239,256       8.84 - 15.13      11.47
   Exercised                             33,948       5.34 -  6.94       6.06
   Canceled                               9,462       5.96 - 11.49       9.56
   Outstanding, end of year             993,696       4.58 - 15.13       7.38
   Exercisable, end of year             738,229       4.58 - 11.49       6.54

1997
   Outstanding, beginning of year       993,696       4.58 - 15.13       7.38
   Granted                              184,550      14.81 - 38.27      20.13
   Exercised                              2,999       4.58 -  8.92       7.47
   Outstanding, end of year           1,175,247       4.58 - 38.27       9.39
   Exercisable, end of year             887,462       4.58 - 15.13       6.91

1998
   Outstanding, beginning of year     1,175,247       4.58 - 38.27       9.39
   Granted                              126,675      22.50 - 49.08      42.52
   Exercised                            122,648       4.58 - 20.07       7.79
   Canceled                                 667      14.81              14.81
   Outstanding, end of year           1,178,607       4.58 - 49.08      13.11
   Exercisable, end of year             934,027       4.58 - 49.08       9.05

                               TRIAD GUARANTY INC.

11. LONG-TERM STOCK INCENTIVE PLAN (CONTINUED)

Information concerning stock options outstanding and exercisable at December 31, 1998 is summarized below.


                       Outstanding                           Exercisable
----------------------------------------------------  --------------------------

                              Weighted    Weighted                    Weighted
                              Average     Average                      Average
  Number of                   Exercise    Remaining    Number of     Exercisable
    Shares     Option Price    Price        Life         Shares         Price
----------------------------------------------------  --------------------------

   675,150    $4.58 - $8.92     $6.17        5.2        675,150         $6.17
   240,698    10.17 - 17.00     12.28        7.3        194,329         12.06
   138,084    20.07 - 29.44     21.09        8.2         39,414         21.07
    63,900    37.75 - 39.75     38.98        9.2          7,630         37.86
    60,775    41.94 - 49.08     48.11        9.1         17,504         49.08
============                                          ---------
 1,178,607                                              934,027
============                                          =========


At December 31, 1998, 1,818,905 shares of the Company's common stock were reserved, and 640,298 shares were available for issuance under the Plan.

The options issued under the Plan in 1998, 1997, and 1996 vest over three years. Certain of the options will immediately vest in the event of a change in control of the Company. Options granted under the Plan terminate no later than 10 years following the date of grant.

Pro forma information required by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", has been estimated as if the Company had accounted for stock-based awards under the fair value method of that Statement. The fair value of options granted in 1996, 1997, and 1998 was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average input assumptions: risk-free interest rate of 6.2% for 1996, 5.7% for 1997, and 5.1% for 1998; dividend yield of 0.0%;
expected volatility of .20 for 1996, .29 for 1997, and .40 for 1998; and a weighted-average expected life of the option of seven years.

                               TRIAD GUARANTY INC.

11. LONG-TERM STOCK INCENTIVE PLAN (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following table summarizes the fair value of options granted in 1998, 1997, and 1996.

                                   Weighted-Average        Weighted-Average
                                    Exercise Price             Fair Value
       Type of Option           1998     1997     1996    1998    1997     1996
-----------------------------  ------------------------  -----------------------
Stock Price = Exercise Price   $37.87   $18.65   $11.44   $13.42   $5.73   $3.16
Stock Price < Exercise Price   $49.08   $20.78   $11.48   $11.29   $3.88   $1.70

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for stock options been recognized using the fair value method on the grant date, net income and earnings per share on a pro forma basis would have been (in thousands except for earnings per share information):

                                         1998           1997           1996
                                   --------------------------------------------
Net Income - as reported                 $24,374         $17,242       $11,197

Net Income - pro forma                   $23,779         $16,937       $11,054

Earnings per share - as reported:
   Basic                              $    1.83       $    1.30     $    0.84
   Diluted                            $    1.76       $    1.26     $    0.83

Earnings per share - pro forma:
   Basic                              $    1.78       $    1.28     $    0.83
   Diluted                            $    1.72       $    1.24     $    0.82

The preceding effects of applying Statement 123 are not likely to be indicative of the effects on net income and earnings per share in future years due to the vesting period of awards granted in these years.

                               TRIAD GUARANTY INC.

12. LONG-TERM DEBT

In January of 1998, the Company completed a $35.0 million private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs of $547,102, totaled $34,542,898. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and fair values of financial instruments as of December 31, 1998 and 1997 are summarized below.

                                          1998                              1997
                              -----------------------------  ---------------------------------
                                Carrying        Fair             Carrying           Fair
                                  Value         Value              Value            Value
                              -----------------------------  ---------------------------------
Financial Assets
Fixed maturities available-
   for-sale                    $157,391,829  $157,391,829        $99,725,487     $99,725,487
Equity securities
   available-for-sale            14,024,012    14,024,012         11,466,028      11,466,028

Financial Liabilities
Long-term debt                   34,457,080    38,468,000               -               -


The fair values of cash and short-term investments approximate their carrying values due to their short-term maturity or availability.

The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. These fair values are disclosed in Note 2.

The fair value of the Company's long-term debt is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

14. UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 (in thousands except per share data):

                                                 1998 Quarter
                                -----------------------------------------------
                                  First     Second    Third    Fourth    Year
                                -----------------------------------------------

Net premiums written             $11,335   $12,532   $13,372  $14,658  $51,897
Earned premiums                   11,930    12,659    13,656   14,577   52,822
Net investment income              2,039     2,326     2,424    2,501    9,290
Net losses incurred                1,477     1,107     1,716    2,709    7,009
Underwriting and other expenses
                                   4,841     5,301     5,423    5,379   20,944
Net income                         5,383     6,045     6,463    6,483   24,374
Basic earnings per share            .40       .45       .48       .48     1.83
Diluted earnings per share          .39       .44       .47       .47     1.76

                                              1997 Quarter
                                -----------------------------------------------
                                  First     Second    Third    Fourth    Year
                                -----------------------------------------------

Net premiums written              $7,379    $9,128   $10,611  $11,213  $38,331
Earned premiums                    7,849     8,985    10,378   11,310   38,522
Net investment income              1,472     1,502     1,730    1,530    6,234
Net losses incurred                1,196     1,090     1,520    1,371    5,177
Underwriting and other expenses
                                   3,095     3,530     3,754    3,998   14,377
Net income                         3,447     4,033     4,738    5,024   17,242
Basic earnings per share            .26       .30       .36       .38     1.30
Diluted earnings per share          .25       .30       .34       .36     1.26

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                               TRIAD GUARANTY INC.
                                DECEMBER 31, 1998

                                                                       Amount at
                                                                     Which Shown
                                              Amortized      Fair     in Balance
Type of Investment                               Cost        Value       Sheet
                                              ----------------------------------
                                                     (dollars in thousands)
Fixed maturity securities, available-for-sale:
  Bonds:
     U.S. Government obligations................ $  8,588    $  8,928  $  8,928
     Mortgage-backed securities.................    1,359       1,412     1,412
     State and municipal bonds..................  107,535     111,754   111,754
     Corporate bonds............................   36,135      35,043    35,043
     Public utilities...........................      251         255       255
                                                 --------    --------  --------
   Total........................................  153,868     157,392   157,392
                                                 --------    --------  --------

Equity securities, available-for-sale:
   Common stocks:
       Public utilities.........................      857       1,395     1,395
       Bank, Trust, and Insurance...............      793       1,347     1,347
       Industrial & miscellaneous...............    5,257       6,540     6,540
   Preferred Stock .............................    4,644       4,742     4,742
                                                 --------    --------  --------
    Total.......................................   11,551      14,024    14,024
                                                 --------    --------  --------
Short-term investments..........................    5,885       5,885     5,885
                                                 --------    --------  --------

Total investments other than investments in
related parties................................. $171,304    $177,301  $177,301
                                                 ========    ========  ========

           Schedule II - Condensed Financial Information of Registrant
                            Condensed Balance Sheets
                               Triad Guaranty Inc.
                                (Parent Company)


                                                              December 31
                                                           1998         1997
                                                           ----         ----
                                                         (dollars in thousands)
Assets:
   Fixed maturities- available-for-sale..............    $  9,439     $   ---
   Equity securities- available-for-sale.............         271         ---
   Notes receivable from subsidiary..................      25,000         ---
   Investment in subsidiaries........................     136,369      111,200
   Cash and short-term investments...................         943          562
   Accrued investment income.........................       1,225         ---
   Deferred income taxes.............................          86         ---
   Other assets......................................        ---            56
                                                         --------     --------
   Total assets......................................    $173,333     $111,818
                                                         ========     ========

Liabilities and stockholders' equity:
Liabilities:
   Current taxes payable.............................    $     45     $      3
   Long-term debt....................................      34,457         ---
   Accrued interest on long-term debt................       1,275         ---
   Accrued expenses and other liabilities............          25           35
                                                         --------     --------
   Total liabilities.................................      35,802           38


Stockholders' equity:
   Common stock......................................         134          133
   Additional paid-in capital........................      61,538       59,369
   Accumulated other comprehensive income............       3,908        4,405
   Retained earnings.................................      71,951       47,873
                                                         --------     --------
Total stockholders' equity...........................     137,531      111,780
                                                         --------     --------
Total liabilities and stockholders' equity...........    $173,333     $111,818
                                                         ========     ========

See notes to condensed financial statements.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED STATEMENTS OF INCOME
                               TRIAD GUARANTY INC.
                                (PARENT COMPANY)



                                                       Year Ended December 31
                                                       ----------------------
                                                    1998        1997      1996
                                                    ----        ----      ----
                                                       (dollars in thousands)
Revenues:
   Net investment income........................   $ 2,787    $    22   $    17
   Realized investment gains....................        14       ---       ---
                                                   -------    --------  -------
                                                     2,801         22        17
                                                   -------    -------   -------
Expenses:
   Interest on long-term debt...................     2,554       ---       ---
   Operating expenses...........................         5          6         6
                                                   -------    -------   -------
                                                     2,559          6         6
                                                   -------    -------   -------
Income before federal income taxes
   and equity in undistributed income
   of subsidiaries..............................       242         16        11

Federal income tax expense......................        80          2       151
                                                   -------    -------   -------
Income (loss) before equity in
   undistributed income of subsidiaries.........       162         14      (140)
Equity in undistributed income of
   subsidiaries.................................    24,213     17,228    11,337
                                                   -------    -------   -------

Net income......................................   $24,375    $17,242   $11,197
                                                   =======    =======   =======


See notes to condensed financial statements.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                               TRIAD GUARANTY INC.
                                (PARENT COMPANY)

                                                          Year Ended December 31
                                                          ----------------------
                                                        1998     1997     1996
                                                        ----     ----     ----
Operating Activities                                    (dollars in thousands)
  Net income........................................ $ 24,375  $17,242  $11,197
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed income of subsidiaries.  (24,213) (17,228) (11,337)
     Accrued investment income......................   (1,225)    ---      ---
     Other assets...................................       56      (40)      20
     Deferred income taxes..........................       42     ---       151
     Current tax payable............................       42        2     ---
     Accrued interest on long-term debt.............    1,275     ---      ---
     Accretion of discount on investments...........     (130)    ---      ---
     Amortization of debt issue costs...............        4     ---      ---
     Realized investment gain on securities.........      (14)    ---      ---
     Accrued expenses and other liabilities.........      (10)      30      (15)
                                                     --------  -------  -------
  Net cash provided by operating activities.........      202        6      16
Investing Activities
  Securities available-for-sale:
     Fixed Maturities:
        Purchases...................................  (13,909)    ---      ---
        Sales.......................................    4,276     ---      ---
     Equities
        Purchases...................................     (300)    ---      ---
     Issuance of Surplus Note to subsidiary.........  (25,000)    ---      ---
                                                     --------  -------  -------
  Net cash used in investing activities               (34,933)    ---      ---
Financing Activities
     Proceeds from issuance of long term debt.......   34,453     ---      ---
     Proceeds from exercise of stock options........      956       22      206
     Retirement of common stock.....................     (297)    ---      ---
                                                     --------  -------  -------
  Net cash provided by financing activities.........   35,112       22      206
                                                     --------  -------   ------
  Increase in cash and short-term investments.......      381       28      222
  Cash and short-term investments at beginning
      of year.......................................      562      534      312
                                                     --------  -------  -------
  Cash and short-term investments at end of year.... $    943  $   562  $   534
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

NOTE 3

     The amortized cost and the fair value of investments held by the parent company are as follows (dollars in thousands):

                                               Gross       Gross
                                  Amortized  Unrealized  Unrealized
                                    Cost       Gains       Losses     Fair Value
AT DECEMBER 31, 1998
Available-for-sale Securities:
   Fixed Maturity Securities:
     Corporate...................  $ 9,777      $113        $451        $9,439
                                    ------      ----        ----        ------
        Total....................    9,777       113         451         9,439
   Equity Securities.............      300       --           29           271
                                    ------      ----        ----        ------
        Total....................  $10,077      $113        $480        $9,710
                                   =======      ====        ====        ======

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               TRIAD GUARANTY INC.
                                (PARENT COMPANY)
                               SUPPLEMENTARY NOTES


NOTE 3 (CONTINUED)

     Major categories of the parent company's investment income are summarized as follows (dollars in thousands):


                                              Year Ended December 31
                                              ----------------------
                                           1998        1997     1996
                                            ----        ----     ----
Income:
   Fixed Maturities..................      $  679        $--     $--
   Equity Securities.................          17         --      --
   Cash and short-term investments...          71         22      417
   Note receivable from subsidiary...       2,052         --      --
                                           ------        ---     ----
   Total.............................       2,819
Expenses.............................          32         --      --
                                           ------        ---     ----
Net investment income................      $2,787        $22     $ 17
                                           ======        ===     ====


NOTE 4

     In January of 1998, the Company completed a $35 million private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs of $547,102, totaled $34,542,898. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

                            SCHEDULE IV - REINSURANCE

                               TRIAD GUARANTY INC.
                        MORTGAGE INSURANCE PREMIUM EARNED
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                     Percentage
                                 Ceded To      Assumed                of Amount
                         Gross     Other     From Other     Net        Assumed
                        Amount   Companies    Companies    Amount       to Net
                       --------------------------------------------------------
                                   (dollars in thousands)

1998................   $53,905     $1,099       $16       $52,822        0.0%
                       =======     ======       ===       =======
1997................   $40,311     $1,809       $20       $38,522        0.1%
                       =======     ======       ===       =======
1996................   $27,019     $2,320       $29       $24,728        0.1%
                       =======     ======       ===       =======