Form 10-Q
period 1999-03-31
TRIAD GUARANTY INC
filed 1999-05-14
CIK 911631

FORM 10-Q
                           ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of May 6, 1999:
13,292,694 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                           Page
                                                                          Number
Part I. Financial Information:

    Item 1. Financial Statements:

    Consolidated Balance Sheets as of March 31, 1999 (Unaudited)
             and December 31, 1998.............................................3

    Consolidated Income Statements for the Three Month
             Periods Ended March 31, 1999 and 1998 (Unaudited) ................4

    Consolidated Statements of Cash Flows for the Three Month
             Periods Ended March 31, 1999 and 1998 (Unaudited).................5

    Notes to Consolidated Financial Statements.................................6

    Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................9

Part II. Other Information:

    Item 6. Exhibits and Reports on Form 8-K..................................15

    Signatures................................................................15

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS


                                                              March 31,       December 31,
                                                               1999              1998
                                                            ------------     ------------
                                                             (Unaudited)
Assets
Invested assets:
Fixed maturities, available-for-sale, at fair value ......  $156,410,369     $157,391,829
Equity securities, available-for-sale, at fair value......    13,741,415       14,024,012
Short-term investments....................................     6,509,994        5,885,192
Other invested assets.....................................     3,000,000              ---
                                                            ------------     ------------
                                                             179,661,778      177,301,033

Cash......................................................       394,147          444,200
Accrued investment income.................................     2,407,728        2,258,878
Deferred policy acquisition costs.........................    17,224,016       16,015,559
Property and equipment....................................     3,971,366        3,446,656
Prepaid reinsurance premium...............................        11,953           14,703
Reinsurance recoverable...................................       501,553          610,817
Other assets..............................................     5,364,567        5,163,924
                                                            ------------     ------------
Total assets..............................................  $209,537,108     $205,255,770
                                                            ============     ============

Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses...................   $14,433,539     $ 12,142,990
    Unearned premiums.....................................     6,911,848        7,054,737
    Current taxes payable.................................        58,470           45,787
    Deferred income taxes.................................    10,012,727        7,930,878
    Unearned ceding commission............................       515,508          621,161
    Long-term debt........................................    34,458,268       34,457,080
    Accrued interest on debt..............................       583,722        1,274,972
    Accrued expenses and other liabilities................     2,294,936        4,196,825
                                                            ------------     ------------
Total liabilities.........................................    69,269,018       67,724,430
Commitments and contingent liabilities - Note 4
Stockholders' equity:
    Preferred stock, par value $.01 per share
      authorized 1,000,000 shares; no shares issued
      and outstanding.....................................           ---              ---
    Common stock, par value $.01 per share
      authorized 32,000,000 shares; 13,292,694 issued
      and outstanding shares at March 31, 1999 and
      13,408,869 at December 31, 1998.....................       132,927          134,089
    Additional paid-in capital............................    61,780,335       61,538,613
    Accumulated other comprehensive income, net
      of income tax liability of $1,354,382 at
      March 31, 1999 and $2,101,170 at December  31, 1998.     2,521,028        3,907,920
    Deferred compensation.................................       (95,445)             ---
    Retained earnings.....................................    75,929,245       71,950,718
                                                            ------------     ------------
Total stockholders' equity................................   140,268,090      137,531,340
                                                            ------------     ------------
Total liabilities and stockholders' equity................  $209,537,108     $205,255,770
                                                            ============     ============

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                          Three Months Ended
                                                                March 31
                                                      -------------------------
                                                        1999            1998
                                                        ----            ----
Revenue:
Premiums written:
   Direct...........................................  $15,107,637   $11,569,733
   Assumed..........................................        5,632         5,821
   Ceded............................................     (267,008)     (240,499)
                                                      -----------   -----------
Net premiums written................................   14,846,261    11,335,055
Change in unearned premiums.........................      140,139       595,201
                                                      -----------   -----------
Earned premiums.....................................   14,986,400    11,930,256
Net investment income...............................    2,448,978     2,038,569
Realized investment gains...........................      857,001       115,513
Other income........................................        4,309           470
                                                      -----------   -----------
                                                       18,296,688    14,084,808
Losses and expenses:
Losses and loss adjustment expenses.................    2,922,006     1,479,704
Reinsurance recoveries..............................       (6,955)       (2,472)
                                                      -----------   -----------
Net losses and loss adjustment expenses.............    2,915,051     1,477,232
Interest expense on debt............................      692,438       476,888
Amortization of deferred policy acquisition costs...    1,716,465     1,272,708
Other operating expenses (net)......................    3,552,158     3,091,460
                                                      -----------   -----------
                                                        8,876,112     6,318,288
                                                      -----------   -----------
Income before income taxes..........................    9,420,576     7,766,520
Income taxes:
   Current..........................................       12,684           213
   Deferred.........................................    2,828,638     2,383,111
                                                      -----------   -----------
                                                        2,841,322     2,383,324
                                                      -----------   -----------
Net income..........................................  $ 6,579,254   $ 5,383,196
                                                      ===========   ===========

Earnings per common and
   common equivalent share:
   Basic............................................      $ .49         $ .40
                                                      ===========   ===========
   Diluted..........................................      $ .48         $ .39
                                                      ===========   ===========

Shares used in computing earnings
   per common and common equivalent share:
   Basic............................................   13,358,268    13,301,554
                                                      ===========   ===========
   Diluted..........................................   13,687,648    13,870,538
                                                      ===========   ===========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31
                                                     ---------------------------
                                                          1999          1998
                                                          ----          ----
Operating activities
Net income........................................... $ 6,579,254   $ 5,383,196
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Loss and unearned premium reserves................   2,147,660        70,916
   Accrued expenses and other liabilities............  (1,906,674)     (634,126)
   Current taxes payable.............................      12,683             4
   Accrued investment income.........................    (148,850)     (529,136)
   Policy acquisition costs deferred.................  (2,924,922)   (1,903,445)
   Amortization of policy acquisition costs..........   1,716,465     1,272,708
   Net realized investment gains ....................    (857,001)     (115,513)
   Provision for depreciation........................     182,457       206,811
   Accretion of discount on investments..............    (270,204)     (197,715)
   Deferred income taxes.............................   2,828,638     1,417,594
   Real estate acquired in claim settlement..........    (145,515)      141,999
   Accrued interest on debt..........................    (691,250)      476,194
   Other assets......................................     (55,128)     (354,661)
   Other operating activities........................      28,490           - -
                                                      -----------   ------------
Net cash provided by operating activities............   6,496,103     5,234,826
Investing activities Securities available-for-sale:
    Purchases - fixed maturities.....................  (9,737,219)  (38,143,846)
    Sales - fixed maturities.........................   9,648,176     3,814,529
    Purchases - equities.............................  (1,090,302)   (3,160,977)
    Sales - equities.................................   1,429,224     2,763,701
  Purchases of other invested assets.................  (3,000,000)          - -
  Purchase of property and equipment.................    (706,945)     (356,555)
                                                      -----------   ------------
Net cash used in investing activities................  (3,457,066)  (35,083,148)
Financing activities
Proceeds from issuance of long term debt.............         - -    34,500,923
Purchase and subsequent retirement of common stock...  (2,602,187)          - -
Proceeds from exercise of stock options..............     137,899        41,250
                                                      -----------   -----------
Net cash (used in) provided by financing activities..  (2,464,288)   34,542,173
                                                      -----------   -----------
Net change in cash and short-term investments........     574,749     4,693,851
Cash and short-term investments at beginning
   of period.........................................   6,329,392     8,694,398
                                                      ------------  ------------
Cash and short-term investments at end of period..... $ 6,904,141   $13,388,249
                                                      ============  ============

Supplemental schedule of cash flow information
Cash paid during the period for:
    Income taxes and United States Mortgage Guaranty
      Tax and Loss Bonds.............................  $      - -   $   883,213
    Interest.........................................  $1,382,500   $       - -

                             See accompanying notes.

                              TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.


NOTE  2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on form 10-K for the year ended December 31, 1998.


NOTE 3 -- CONSOLIDATION

     The consolidated financial statements include Triad Guaranty Inc. and its wholly-owned subsidiaries, Triad Guaranty Insurance Corporation and Triad Guaranty Assurance Corporation, a wholly-owned subsidiary of Triad Guaranty Insurance Corporation. All significant intercompany accounts and transactions have been eliminated.


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

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 March 31, 1999
                                   (Unaudited)


INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at March 31, 1999 and December 31, 1998, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:



                                           March 31           December 31
                                             1999                 1998

Net risk...........................     $2,890,203,444       $2,776,205,499
                                        ==============       ==============
Statutory capital and surplus......     $   89,421,867       $   89,539,785
Statutory contingency reserve......         89,044,412           81,614,277
Total..............................     $  178,466,279       $  171,154,062
                                        ==============       ==============
Risk-to-capital ratio..............          16.2-to-1            16.2-to-1
                                        ==============       ==============


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

     Net income as determined in accordance with statutory accounting practices was $8,724,920 for the three months ended March 31, 1999 and $31,252,891 for the year ended December 31, 1998.

     At March 31, 1999 and December 31, 1998, the amount of Triad's equity that could be paid out in dividends to stockholders was $5,705,939 and $5,823,857, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 March 31, 1999
                                   (Unaudited)


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


NOTE 6 - - COMPREHENSIVE INCOME

     Comprehensive income is divided into net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. Prior to adoption of this statement, these amounts were reported as a component to stockholders' equity. For the three month periods ended March 31, 1999 and 1998, the Company's comprehensive income was $5.2 million and $5.3 million, respectively.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION.


RESULTS OF OPERATIONS

     Net income for the first three months of 1999 increased 22.2% to $6.6 million compared to $5.4 million in the first three months of 1998. This improvement was primarily attributable to a 25.6% increase in earned premiums, a 20.1% increase in net investment income, and $857,000 in realized investment gains, offset by a higher combined loss and expense ratio.

     Net income per share on a diluted basis increased 23.9% to $0.48 for the first three months of 1999 compared to $0.39 per share for the first three months of 1998. Operating earnings per share were $0.44 for the first three months of 1999 compared to $0.38 for the first three months of 1998, an increase of 15.8%. Operating earnings exclude net realized investment gains of approximately $857,000 and $116,000 in the first three months 1999 and 1998, respectively.

     Net new insurance written was $1.3 billion for the first three months of 1999 as compared to $860 million for the first three months of 1998, an increase of 54.5%. The Company also produced approximately $5 million of new insurance written on seasoned loans in the first quarter of 1999 compared to $41 million in the same period of 1998. The increase in new insurance written was the result of a strong economy, continued geographic expansion, the penetration of Triad's products in the marketplace to both new and existing customers, and the introduction of new products. According to industry data, Triad's national market share, which is calculated based on net new insurance written, increased to 2.7% for the first three months of 1999 compared to 2.5% reported for the first three months of 1998 and 2.6% for all of 1998.

     The growth in new insurance written also reflects the favorable interest rate environment in the first three months of 1999 which caused home buying and refinance activities to remain strong. Refinance activity was 39.8% of new insurance written in the first three months of 1999 compared to 34.3% in the first three months of 1998. Total direct insurance in force reached $11.7 billion at March 31, 1999, compared to $9.5 billion at March 31, 1998, an increase of 23.7%.

     Total direct premiums written were $15.1 million for the first three months of 1999, an increase of 30.6% compared to $11.6 million for the first three months of 1998. Net premiums written increased by 31.0% to $14.8 million for the first three months of 1999 compared to $11.3 million for the same period in 1998. Earned premiums increased 25.6% to $15.0 million for the first three months of 1999 from $11.9 million for the first quarter of 1998. This growth in written and earned premium resulted from the increase in new insurance written offset by a decline in the Company's persistency rate. The Company's persistency, or the percentage of policies remaining in force from one year prior, was 70.6% compared to 73.4% for all of 1998. This low level of

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


persistency can be expected to cause future renewal premiums to be lower than would have been expected, which would, in turn, have an adverse effect on earnings.

     Net investment income for the first quarter of 1999 was $2.4 million, a 20.1% increase over $2.0 million for the same period in 1998. This increase in investment income is the result of growth in the average book value of invested assets by $39.0 million to $172.0 million at March 31, 1999, from $133.0 million at March 31, 1998. The growth in average invested assets is attributable to both the investment of the proceeds of the Company's $35.0 million debt offering completed in late January 1998, and the increase in invested assets due to normal operating cash flow. The yield on average invested assets declined to 5.7% for the first three months of 1999 compared to 6.1% for the same period of 1998 reflecting the Company's continued investment strategy to emphasize tax preferred securities which yield lower pre-tax rates than similar fully taxable securities. The portfolio's tax-equivalent yield was 7.8% for the first three months of both 1999 and 1998. Approximately 70% or $107.3 million of the Company's fixed maturity portfolio at March 31, 1999, was composed of state and municipal tax-preferred securities as compared to 67% at March 31, 1998.

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 19.5% for the 1999 first quarter as compared to 12.4% for the same period of 1998 and 13.3% for all of 1998. The Company's favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that approximately 79% of the Company's insurance in force was originated in the last 36 months. The increase in the loss ratio in the first quarter of 1999 reflects both the higher number of reported delinquencies and the impact that low persistency has had on earned premiums. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claims frequencies on future earnings.

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 97.3% in the first three months of 1999 to $2.9 million compared to $1.5 million in the first three months of 1998. This increase reflects the growing amount of the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its higher claim frequency years.

     Amortization of deferred policy acquisition costs increased by 34.9% to $1.7 million in the first three months of 1999 compared to $1.3 million for the first three months of 1998. The increase in amortization reflects both a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force and a higher cancellation rate due to refinance activity during the first quarter of 1999.

     In January 1998, the Company completed a $35.0 million private offering of notes due January 15, 2028, which bear interest at a rate of 7.9% per annum. Interest expense relating to this debt was $692,000 for the first quarter of 1999 compared to $477,000 for the first quarter of 1998.

     Standard & Poor's Corporation in February 1999 affirmed the "AA" Financial Strength and counterparty credit rating of Triad. In addition, the "A" issuer credit rating and senior debt rating of the Company were also affirmed.

     Other operating expenses increased 14.9% to $3.6 million for the first three months of 1999 as compared to $3.1 million for the same period in 1998. This increase in expenses is primarily attributable to advertising, personnel, facilities and equipment costs required to support the Company's product development, technology enhancements, geographic expansion and increased production.

     The expense ratio (ratio of underwriting expenses to net premiums written) for the first quarter of 1999 was 35.5% compared to 38.5% for the first quarter of 1998 and 35.4% for all of 1998. Contributing to this improvement between the quarterly periods is the higher level of written premiums in the first quarter of 1999 partially offset by the increase in expenses.

     The effective tax rate for the first quarter of 1999 was 30.2% compared to 30.7% in the first quarter of 1998. This decrease is primarily the result of the increase in investment in tax preferred securities. Management expects the Company's effective tax rate to remain about the same as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

 ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and taxes.

     The Company generated positive cash flow from operating activities for the first three months of 1999 of $6.5 million compared to $5.2 million for the first three months of 1998. The increase in Triad's operating cash flow reflects the growth in renewal premiums and insurance written that has more than offset the increases in claims paid, interest, and other expenses.

     The Company's business does not routinely require significant capital expenditures. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short term investments and other investment portfolio securities.

     The parent company's cash flow is dependent on interest income and payments from Triad including cash dividends, management fees, and interest payments under surplus notes. The insurance laws of the State of Illinois impose certain restrictions on dividends from Triad. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus as of the end of the preceding fiscal year and limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department. The Illinois Insurance Department permits expenses of the parent company to be reimbursed by Triad in the form of management fees.

     In December 1998, the Company announced that its Board of Directors had authorized the purchase of up to $3.0 million of the Company's outstanding Common Stock. Through March 31, 1999, the Company had purchased 146,000 shares of its common stock for approximately $2.6 million. The Company funded the purchase of these shares through the sale of invested assets.

     Consolidated invested assets were $179.7 million at March 31, 1999, including $170.2 million classified as available-for-sale. Net unrealized investment gains were $1.8 million on equity securities and $2.1 million on fixed maturity securities at March 31, 1999. The fixed maturity portfolio consisted of approximately 70% municipal securities, 23% corporate securities, 6% U.S. government obligations, and 1% mortgage-backed bonds at March 31, 1999.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


     The Company's loss reserves increased to $14.4 million at March 31, 1999, compared to $12.1 million at December 31, 1998. This growth is the result of the increases in new insurance written and the maturing of the Company's risk in force. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's reserves per delinquent loan were $20,600 at March 31, 1999, compared to $23,400 at December 31, 1998. The Company's delinquency ratio, the ratio of reported delinquent insured loans to total insured loans, was 0.70% at March 31, 1999, compared to 0.53% at December 31, 1998.

     The Company's unearned premium reserve of $6.9 million at March 31, 1999, decreased from $7.1 million at December 31, 1998. This decline is primarily attributable to the continued production of the monthly premium product, which produces little unearned premium compared to annual and single premium products. Cancellation activity also can contribute to the decrease in unearned premiums, whereby older annual premium policies are canceled or replaced by monthly premium policies.

     Total stockholders' equity increased to $140.3 million at March 31, 1999, from $137.5 million at December 31, 1998. This increase resulted primarily from net income of $6.6 million for the first three months of 1999 offset by a decrease in net unrealized gains on invested assets classified as available-for-sale of $1.4 million (net of income tax) and the retirement of 146,000 shares of the Company's stock purchased for $2.6 million.

     Triad's total statutory policyholders' surplus decreased to $89.4 million at March 31, 1999, from $89.5 million at December 31, 1998. This decrease resulted primarily from statutory net income of $8.7 million offset by a an increase in the statutory contingency reserve of $7.4 million and a decrease in unrealized gains on equity securities of $1.2 million. Triad's statutory earned surplus was $5.7 million at March 31, 1999, compared to $5.8 million at December 31, 1998, reflecting growth in statutory net income greater than the increase in the statutory contingency reserve offset by the decrease in unrealized gains in equity securities. Approximately $780,000 and $1.9 million of the statutory earned surplus for March 31, 1999, and December 31, 1998, respectively, was attributable to unrealized gains. The balance in the statutory contingency reserve was $89.0 million at March 31, 1999, compared to $81.6 million at December 31, 1998.

     The Company is undertaking modifications and upgrades to enhance its computer systems and technological capabilities. The Company expects to incur between $3.0 to $4.0 million for this system conversion and upgrade (approximately $2.2 million in capitalized costs have been incurred for the project through March 31, 1999) and is funding the project through cash flow from operations.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


     All of the Company's existing computer systems which are integral to its business were originally developed to be year 2000 compliant or were reprogrammed to be compliant. The Company completed its testing during the first quarter of 1999 and based on this testing the Company believes that it does not have material exposure relating to the year 2000 compliance issue. Year 2000 compliance costs relating to the Company's existing computer systems were expensed as incurred and are immaterial. Some of the Company's computer systems integral to its business interface with computer systems of third parties. Virtually all transactions with systems operated by third parties involve nationally recognized service bureaus and government-sponsored entities such as Freddie Mac and Fannie Mae. The Company worked with these third parties to coordinate necessary testing of year 2000 related system interfaces. As a result of this testing, the Company does not anticipate that year 2000 compliance issues arising from interfaces with third-party systems will have a material adverse impact on its operations.

     Triad's ability to write insurance depends on the maintenance of its claims-paying ability ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of March 31, 1999, and December 31, 1999, Triad's risk-to-capital ratio was 16.2-to-1 as compared to 17.8-to-1 for the industry as a whole at December 31, 1997, the latest industry data available.

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

                                           TRIAD GUARANTY INC.


Date: May 14, 1999
                                           /s/ Michael R. Oswalt
                                           ---------------------
                                           Michael R. Oswalt
                                           Vice President and Controller,
                                           Principal Accounting Officer