Form 10-K/A
period 1998-12-31
TRIAD GUARANTY INC
filed 1999-06-29
CIK 911631

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

               Statements of Net Assets Available for Benefits (Modified Cash Basis)

               Statements of Changes in Net Asset Available for Benefits (Modified Cash Basis)

               Notes to Financial Statements

               Schedule of Assets Held for Investment Purposes

               Schedule of Reportable Transactions

            3. EXHIBITS

               23.2 Consent of Ernst & Young LLP

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized on the 28th day of June 1999.

                                               TRIAD GUARANTY INC.





                                               By:/s/Michael R. Oswalt
                                               -----------------------
                                               Michael R. Oswalt
                                               Vice President and Controller
                                               Principal Accounting Officer

                            FINANCIAL STATEMENTS AND
                             SUPPLEMENTAL SCHEDULES

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                       WITH REPORT OF INDEPENDENT AUDITORS

                               Triad Guaranty Inc.
                           401(k) Profit-Sharing Plan

                              Financial Statements
                           and Supplemental Schedules

                     Years ended December 31, 1998 and 1997



                                    Contents

Report of Independent Auditors.................................................1

Financial Statements

Statements of Net Assets Available for Benefits (Modified Cash Basis)..........2
Statements of Changes  in Net Assets Available for Benefits
   (Modified Cash Basis).......................................................3
Notes to Financial Statements .................................................4

Supplemental Schedules

Line 27a --Schedule of Assets Held for Investment Purposes....................11
Line 27d --Schedule of Reportable Transactions................................12

                         REPORT OF INDEPENDENT AUDITORS

Plan Administrator of the Triad Guaranty Inc.
    401(k) Profit-Sharing Plan

We have audited the accompanying statements of net assets available for benefits (modified cash basis) of the Triad Guaranty Inc. 401(k) Profit-Sharing Plan (the
Plan) as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits (modified cash basis) for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, information regarding the Plan's net assets available for benefits (modified cash basis) as of December 31, 1998 and 1997, and the changes there in (modified cash basis) for the years then ended, on the basis of accounting described in Note 2.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules (modified cash basis) of assets held for investment purposes as of December 31, 1998 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The supplemental schedules (modified cash basis) have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.


                                             ERNST & YOUNG LLP

June 3, 1999

                               Triad Guaranty Inc.
                           401(k) Profit-Sharing Plan

                 Statements of Net Assets Available for Benefits
                              (Modified Cash Basis)


                                                  December 31
                                             1998             1997
                                       --------------------------------
Assets
Investments:
   At fair value - (Note 3):
     Mutual funds                        $  906,570       $  446,087
     Common stock                         2,543,255        3,436,993
     Loans to participants                   11,460            8,948
                                       --------------------------------
Total investments                         3,461,285        3,892,028
Cash and cash equivalents                       560            8,939
                                       --------------------------------
Net assets available for benefits        $3,461,845       $3,900,967
                                       ================================


See notes to financial statements.

                               Triad Guaranty Inc.
                           401(k) Profit-Sharing Plan

           Statements of Changes in Net Assets Available for Benefits
                              (Modified Cash Basis)


                                                   Year ended December 31
                                                    1998             1997
                                              ---------------------------------
Additions to net assets attributed to:
Investment income:
   Net (depreciation) appreciation in
     fair valueof investments (Note 3)           $ (772,260)      $1,639,820
   Interest and dividends                            32,459           49,813
                                              ---------------------------------
                                                   (739,801)       1,689,633

Contributions:
   Participants'                                    581,080          552,512
   Employer's                                       242,119          119,007
                                              ---------------------------------
                                                    823,199          671,519
                                              ---------------------------------
Total additions                                      83,398        2,361,152

Deductions from net assets attributed to:
Benefits paid to participants                       522,520           16,899
                                              ---------------------------------
Net (decrease) increase                            (439,122)       2,344,253

Net assets available for benefits:
   Beginning of year                              3,900,967        1,556,714
                                              =================================
   End of year                                   $3,461,845       $3,900,967
                                              =================================


See notes to financial statements.

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998




1. DESCRIPTION OF PLAN

The following description of the Triad Guaranty Inc. 401(k) Profit-Sharing Plan (the Plan) provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

GENERAL

The Plan is a salary deferral 401(k) defined contribution plan covering all employees of Triad Guaranty Inc. and its subsidiaries (the "Company" or the "Plan Sponsor") who have at least six months of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan became effective November 1, 1993.

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

FORFEITURES

Forfeitures of matching contributions of $10,606 and $2,545 for 1998 and 1997 were used to reduce employer contributions.

PARTICIPANT ACCOUNTS

Each participant's account is credited with the participant's contributions (elective deferral contribution) and allocations of (a) the Company's contributions and (b) the Plan's earnings. Allocations are based on participants' compensation and account balances. A portion of forfeited balances of terminated participants' nonvested accounts are allocated to the active participants' account balances as described above. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

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

          Fidelity Bond Fund - Funds are invested in high quality corporate obligations, U.S. government securities, obligations of major U.S. banks, prime commercial paper or similar investments.

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

INVESTMENT VALUATION

The Plan's investments are stated at fair value. The shares of the registered investment companies are valued at quoted market prices which represent the net asset values of shares held by the Plan at year-end. Marketable securities are stated at fair value. The participant loans are valued at their outstanding balances, which approximate their fair value.

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                             TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




3. INVESTMENTS

The Plan's investments are held by a bank administered trust fund. Investments that represent 5 percent or more of the Plan's net assets as of December 31 are as follows:

                                                    1998             1997
                                              --------------------------------
 Investments at fair value as determined
    by quoted market price:
      Oppenheimer Income & Growth Fund         $   302,039       $         -
      Fidelity Income & Growth Fund                413,451                 -
      Triad Guaranty Inc. Stock Fund             2,543,255         3,436,993

For the years ended December 31, 1998 and 1997, the Plan's investments (including investments bought and sold, as well as held during the period) appreciated (depreciated) in value as follows:


                                                  Net Appreciation
                                                  (Depreciation) in   Fair Value
                                                  Fair Value During     at End
                                                         Year           of Year
                                                 -------------------------------
YEAR ENDED DECEMBER 31, 1998

Investments at fair value as determined
   by quoted market price:
     Oppenheimer Income & Growth Fund                 $   39,353     $  302,039
     Oppenheimer Global Fund                               4,982        154,976
     Fidelity Income & Growth Fund                        40,155        413,451
     Fidelity Bond Fund                                      261         35,986
     Fidelity Limited Term Municipal Income Fund               -            118
     Triad Guaranty Inc. Stock Fund                     (857,011)     2,543,255
                                                 -------------------------------
                                                      $ (772,260)    $3,449,825
                                                 ===============================

                             TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




3.  INVESTMENTS (CONTINUED)

                                                  Net Appreciation
                                                  (Depreciation) in   Fair Value
                                                  Fair Value During     at End
                                                         Year           of Year
                                                --------------------------------
YEAR ENDED DECEMBER 31, 1997

Investments at fair value as determined
   by quoted market price:
     Oppenheimer Income & Growth Fund               $   19,232     $   185,258
     Oppenheimer Global Fund                            (1,806)        120,822
     Fidelity Income & Growth Fund                      13,538         110,797
     Fidelity Bond Fund                                    352          29,210
     Triad Guaranty Inc. Stock Fund                  1,608,504       3,436,993
                                                --------------------------------
                                                    $1,639,820      $3,883,080
                                                ================================

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




4. CHANGES IN NET ASSETS BY FUND

The following table illustrates the Plan's activity between participant directed funds for the years ended December 31, 1998 and 1997:

                                               Oppenheimer
                                    Oppenheimer  Limited               Fidelity
                                     Income &      Term    Oppenheimer Income &  Fidelity      Loans        Triad
                                      Growth    Government    Global    Growth     Bond         to      Guaranty Inc.
                                       Fund        Fund        Fund      Fund      Fund    Participants   Stock Fund     Total
                                    ------------------------------------------------------------------------------------------------
Net assets available for benefits
   at December 31, 1996              $ 115,796      $ 197   $  63,342  $  32,077  $  6,226    $ 10,414     $1,328,662   $1,556,714
Net appreciation (depreciation) in
   fair value of investments
                                        19,232          -      (1,806)    13,538       352           -      1,608,504    1,639,820
Interest and dividends                  15,071          -      25,675      5,377     1,428         916          1,346       49,813
Contributions:
   Participants                         48,407          -      37,121     49,969    20,395           -        396,620      552,512
   Employer                              5,602       (715)      2,980     10,883       809           -         99,448      119,007
Benefit payments                        (2,968)      (363)          -       (394)        -         607        (13,781)     (16,899)
Net transfers between funds            (15,882)       881       2,386       (653)        -      (2,989)        16,257            -
                                    ------------------------------------------------------------------------------------------------
Net assets available for benefits
   at December 31, 1997                185,258          -     129,698    110,797    29,210       8,948      3,437,056    3,900,967
Net appreciation (depreciation)
   in fair value of investments
                                        39,353          -       4,982     40,155       261           -       (857,011)    (772,260)
Interest and dividends                  12,180          -       2,318     15,079     1,617         909            356       32,459
Contributions:
   Participants                         42,547          -      16,530     82,888     7,352           -        431,763      581,080
   Employer                             19,032          -       7,731     34,531     3,017           -        177,808      242,119
Benefit payments                       (10,481)         -        (440)    (3,035)      (59)          -       (508,505)    (522,520)
Net transfers between funds             14,233          -      (5,839)   133,307    (5,263)      1,603       (138,041)           -
                                    ------------------------------------------------------------------------------------------------
Net assets available for benefits
   at December 31, 1998               $302,122      $   -   $ 154,980  $ 413,722  $ 36,135    $ 11,460     $2,543,426   $3,461,845
                                    ================================================================================================

                              TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

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

8. YEAR 2000 ISSUE (UNAUDITED)

The Plan sponsor has developed and implemented a plan to modify its internal information technology to be ready for the year 2000 including converting critical data processing systems. The project also included determining whether third party service providers have reasonable plans in place to become year 2000 compliant. As a result, the Company does not anticipate that year 2000 compliance issues arising from interfaces with third-party systems will have a material impact on its operations. The Plan Sponsor substantially completed the project in March 1999. This project did not have a significant effect on plan operations.

                             SUPPLEMENTAL SCHEDULES

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN
                                 EIN: 56-1838519
                                PLAN NUMBER: 001

            LINE 27A--SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                DECEMBER 31, 1998




                                       Description of
                                         Investment,
                                     Including Maturity
                                        Date, Rate of
     Identity of Issue, Borrower,     Interest, Par or                  Current
        Lessor or Similar Party        Maturity Value       Cost         Value
--------------------------------------------------------- ----------  ----------

Common Stock:
* Triad Guaranty Inc.                    115,275 shares   $1,810,345  $2,543,255

Mutual Funds:
   Fidelity Bond Fund                      3,504 shares       35,561      35,986
   Fidelity Growth and Income Fund         9,019 shares      360,060     413,451
   Oppenheimer Income & Growth Fund        7,568 shares      244,194     302,039
   Oppenheimer Global Fund                 3,638 shares      150,546     154,976
   Fidelity Limited Term Municipal
    Income Fund                               12 shares          121         118
                                                          ----------  ----------
                                                             790,482     906,570

* Participant loans                                           11,460      11,460
                                                          ----------  ----------

                                                          $2,612,287  $3,461,285
                                                          ==========  ==========


* Indicates party in interest to the Plan

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN
                                 EIN: 56-1838519
                                PLAN NUMBER: 001

                 LINE 27D --SCHEDULE OF REPORTABLE TRANSACTIONS

                          YEAR ENDED DECEMBER 31, 1998





                                                                                                              (h)
                                                  (b)                                                    Current Value
                                    Description of Asset including     ( c )         (d)          (g)     of Asset on        (i)
               (a)                   interest rate and maturity in   Purchase      Selling        Cost    Transaction      Net Gain
   Identity of Party Involved               case of a loan             Price        Price       of Asset     Date           (Loss)
-------------------------------- ---------------------------------- -----------  -----------  ---------- --------------  -----------

CATEGORY (III)--SERIES OF TRANSACTIONS IN EXCESS OF 5 PERCENT OF PLAN ASSETS

Fidelity                           Growth and Income Fund           $  271,661    $      -    $  271,661   $ 271,661       $      -
                                                                             -       9,164         8,386       9,164            788


Triad Guaranty Inc.                Common Stock                        649,069           -       649,069     649,069              -
                                                                             -     685,790       323,586     685,790        362,204


Wachovia Prime Cash Management     Authorized Demand Notes             980,335           -       980,335     980,335              -
                                                                             -     988,887       988,887     988,887              -


There were no category (i), (ii) or (iv) transactions during 1998. Columns (e) and (f) have not been presented as this information is not applicable.
