Form 10-Q
period 1999-06-30
TRIAD GUARANTY INC
filed 1999-08-13
CIK 911631

FORM 10-Q
                           ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of August 2, 1999: 13,292,694 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                           Page
                                                                          Number
Part I. Financial Information:

   Item 1. Financial Statements:

   Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
            and December 31, 1998..............................................3

   Consolidated Income Statements for the Three and Six Month
            Periods Ended June 30, 1999 and 1998 (Unaudited)...................4

   Consolidated Statements of Cash Flow for the Six Month
            Periods Ended June 30, 1999 and 1998 (Unaudited)...................5

   Notes to Consolidated Financial Statements..................................6

   Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................9

Part II. Other Information:

   Item 4. Submission of Matters to a Vote of Security Holders................17

   Item 6. Exhibits and Reports on Form 8-K...................................17

   Signatures.................................................................18

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           June 30,        December 31,
                                                             1999              1998
                                                        -------------     -------------
                                                         (Unaudited)
Assets
Invested assets:
Fixed maturities, available-for-sale, at fair value ... $ 154,981,641     $ 157,391,829
Equity securities, available-for-sale, at fair value...    16,412,403        14,024,012
Short-term investments.................................     8,953,370         5,885,192
Other invested assets..................................     3,089,747                --
                                                        -------------     -------------
                                                          183,437,161       177,301,033

Cash...................................................        22,359           444,200
Real estate acquired in settlement of claims...........       145,515               ---
Accrued investment income..............................     2,366,934         2,258,878
Deferred policy acquisition costs......................    18,215,275        16,015,559
Property and equipment.................................     4,461,694         3,446,656
Prepaid reinsurance premium............................         9,898            14,703
Reinsurance recoverable................................        32,002           610,817
Other assets...........................................     5,767,667         5,163,924
                                                        -------------     -------------
Total assets........................................... $ 214,458,505     $ 205,255,770
                                                        =============     =============

Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses................ $  14,671,267     $  12,142,990
    Unearned premiums..................................     6,942,775         7,054,737
    Current taxes payable..............................        60,011            45,787
    Deferred income taxes..............................     8,044,660         7,930,878
    Unearned ceding commission.........................       475,049           621,161
    Long-term debt.....................................    34,459,480        34,457,080
    Accrued interest on debt...........................     1,274,972         1,274,972
    Accrued expenses and other liabilities.............     3,374,767         4,196,825
                                                        -------------     -------------
Total liabilities......................................    69,302,981        67,724,430
Commitments and contingent liabilities - Note 4
Stockholders' equity:
    Preferred stock, par value $.01 per share -
      authorized 1,000,000 shares; no shares
      issued and outstanding...........................          ---               ---
    Common stock, par value $.01 per share -
      authorized 32,000,000 shares; 13,292,694
      shares issued and outstanding at June 30, 1999
      and 13,408,869 at December 31, 1998..............       132,927           134,089
    Additional paid-in capital.........................    61,780,335        61,538,613
    Accumulated other comprehensive income, net
      of income tax liability (benefit) of ($27,403)
      at June 30, 1999 and $2,101,170 at
      December 31, 1998................................       (45,144)        3,907,920
    Deferred compensation..............................       (86,768)              ---
    Retained earnings..................................    83,374,174        71,950,718
                                                        -------------     --------------
Total stockholders' equity.............................   145,155,524       137,531,340
                                                        -------------     -------------
Total liabilities and stockholders' equity............. $ 214,458,505     $ 205,255,770
                                                        =============     =============

                             See accompanying notes

                               TRIAD GUARANTY INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                       Three Months Ended             Six Months Ended
                                                             June 30                       June 30
                                                   --------------------------   ----------------------------
                                                        1999          1998          1999             1998
                                                        ----          ----          ----             ----
Revenue:
Premiums written:
   Direct..........................................$ 15,945,500   $12,765,965   $ 31,053,137    $ 24,335,699
   Assumed.........................................       3,677         3,106          9,309           8,927
   Ceded...........................................    (455,834)     (236,972)      (722,842)       (477,471)
                                                   ------------   -----------   ------------    ------------
Net premiums written...............................  15,493,343    12,532,099     30,339,604      23,867,155
Change in unearned premiums........................     (32,982)      126,749        107,157         721,949
                                                   ------------   -----------   ------------    ------------
Earned premiums....................................  15,460,361    12,658,848     30,446,761      24,589,104
Net investment income..............................   2,637,248     2,325,686      5,086,226       4,364,254
Realized investment gains..........................     175,239       158,750      1,032,240         274,264
Other income.......................................       5,135           569          9,444           1,039
                                                   ------------   -----------   ------------    ------------
                                                     18,277,983    15,143,853     36,574,671      29,228,661
Losses and expenses:
Losses and loss adjustment expenses................   1,353,935     1,102,813      4,275,940       2,582,517
Reinsurance recoveries.............................       1,055         3,955         (5,900)          1,483
                                                   ------------   -----------   ------------    ------------
Net losses and loss adjustment expenses............   1,354,990     1,106,768      4,270,040       2,584,000
Interest expense on debt...........................     702,479       692,302      1,394,917       1,169,190
Amortization of deferred policy acquisition costs..   1,752,797     1,362,618      3,469,262       2,635,326
Other operating expenses (net).....................   3,726,325     3,246,071      7,278,483       6,337,531
                                                   ------------   -----------   ------------    ------------
                                                      7,536,591     6,407,759     16,412,702      12,726,047
                                                   ------------   -----------   ------------    ------------
Income before income taxes.........................  10,741,392     8,736,094     20,161,969      16,502,614
Income taxes:
   Current.........................................       1,746           213         14,430             426
   Deferred........................................   3,294,717     2,691,127      6,123,355       5,074,238
                                                   ------------   -----------   ------------    ------------
                                                      3,296,463     2,691,340      6,137,785       5,074,664
                                                   ------------   -----------   ------------    ------------
Net income.........................................$  7,444,929   $ 6,044,754   $ 14,024,184    $ 11,427,950
                                                   ============   ===========   ============    ============

Earnings per common and
   common equivalent share:
   Basic...........................................    $.56           $.45         $1.05            $.86
                                                   ============   ===========   ============    ============
   Diluted.........................................    $.55           $.44         $1.03            $.82
                                                   ============   ===========   ============    ============
Shares used in computing earnings per
   common and common equivalent share:
   Basic...........................................  13,292,694    13,313,901     13,325,306      13,307,755
                                                   ============   ===========   ============    ============
   Diluted.........................................  13,576,596    13,866,624     13,631,947      13,868,608
                                                   ============   ===========   ============    ============

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                  Six Months Ended
                                                                       June 30
                                                            ---------------------------
                                                                1999            1998
                                                                ----            ----
Operating activities
Net income................................................. $14,024,184     $11,427,950
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Loss and unearned premium reserves......................   2,416,315         237,695
   Accrued expenses and other liabilities..................    (947,460)        (44,140)
   Current taxes payable...................................      14,224               4
   Accrued investment income...............................    (197,803)       (613,343)
   Policy acquisition costs deferred.......................  (5,668,978)     (3,909,565)
   Amortization of policy acquisition costs................   3,469,262       2,635,326
   Net realized investment gains ..........................  (1,032,240)       (274,264)
   Provision for depreciation..............................     367,101         408,371
   Accretion of discount on investments....................    (540,376)       (456,009)
   Deferred income taxes...................................   2,242,355         122,720
   Accrued interest on debt................................         ---       1,167,444
   Real estate acquired in claim settlement................    (145,515)        141,999
   Other assets............................................    (603,743)       (860,688)
   Other operating activities..............................     607,920             ---
                                                            -----------     -----------
Net cash provided by operating activities..................  14,005,246       9,983,500
Investing activities
   Securities available-for-sale:
     Purchases - fixed maturities.......................... (22,712,451)    (55,453,677)
     Sales - fixed maturities..............................  19,418,026       7,529,296
     Purchases - equities..................................  (3,845,139)     (3,839,720)
     Sales - equities......................................   2,629,342       4,264,323
   Purchases of other invested assets......................  (3,000,000)            ---
   Purchases of property and equipment.....................  (1,384,399)       (778,697)
                                                            -----------     -----------
Net cash used in investing activities......................  (8,894,621)    (48,278,475)
Financing activities
Proceeds from issuance of long term debt...................         ---      34,493,752
Purchase and subsequent retirement of common stock.........  (2,602,187)            ---
Proceeds from exercise of stock options....................     137,899         185,163
                                                            -----------     -----------
Net cash (used in) provided by financing activities........  (2,464,288)     34,678,915
                                                            -----------     -----------
Net change in cash and short-term investments..............   2,646,337      (3,616,060)
Cash and short-term investments at beginning of period.....   6,329,392       8,694,399
                                                            -----------     -----------
Cash and short-term investments at end of period........... $ 8,975,729     $ 5,078,339
                                                            ===========     ===========
Supplemental schedule of cash flow information
Cash paid during the period for:
   Income taxes and United States Mortgage Guaranty
     Tax and Loss Bonds.................................... $ 3,881,205     $ 4,869,426
   Interest................................................ $ 1,382,500     $       ---
Non-cash investing and finance activities:
   Exchange of restricted common stock for
     intangible asset...................................... $       ---     $   298,125

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.


NOTE  2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on form 10-K for the year ended December 31, 1998.


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

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                  June 30, 1999
                                   (Unaudited)


INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at June 30, 1999 and December 31, 1998, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:


                                            June 30,             December 31,
                                              1999                   1998
                                              ----                   ----

Net risk............................   $  2,993,506,867       $  2,776,205,499
                                       ================       ================
Statutory capital and surplus.......   $     91,750,336       $     89,539,785
Statutory contingency reserve.......         96,895,092             81,614,277
                                       ----------------       ----------------
Total...............................   $    188,645,428       $    171,154,062
                                       ================       ================
Risk-to-capital ratio...............          15.9-to-1              16.2-to-1
                                       ================       ================


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

     Net income as determined in accordance with statutory accounting practices was $18,021,213 for the six months ended June 30, 1999 and $31,252,891 for the year ended December 31, 1998.

     At June 30, 1999 and December 31, 1998, the amount of Triad's equity that could be paid out in dividends to stockholders was $8,034,409 and $5,823,857, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

     LOSS RESERVES - The Company establishes loss reserves to provide for the estimated costs of settling claims with respect to loans reported to be in default and loans in default which have not been reported to the Company. Due to

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                  June 30, 1999
                                   (Unaudited)

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


NOTE 6 - - COMPREHENSIVE INCOME

     Comprehensive income is divided into net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. Prior to adoption of this statement, these amounts were reported as a component to stockholders' equity. For the three month periods ended June 30, 1999 and 1998, the Company's comprehensive income was $4.9 million and $6.0 million, respectively. For the six month periods ended June 30, 1999 and 1998, the Company's comprehensive income was $10.1 million and $11.3 million, respectively.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION.


RESULTS OF OPERATIONS

     Net income for the first six months of 1999 increased 22.7% to $14.0 million compared to $11.4 million in the first six months of 1998. Net income for the second quarter of 1999 increased 23.2% to $7.4 million compared to $6.0 million for the second quarter of 1998. This improvement was primarily attributable to a 23.8% (22.1% in the second quarter) increase in earned premiums, a 16.5% (13.4% in the second quarter) increase in net investment income, $1.0 million in realized investment gains, a favorable loss ratio and an improved expense ratio.

     Net income per share on a diluted basis increased 24.8% to $1.03 for the first six months of 1999 compared to $0.82 per share for the first six months of 1998. Net income per share for the second quarter of 1999 was $0.55 on a diluted basis compared to $0.44 per share for the same period of 1998. Operating earnings per share were $0.98 for the first half of 1999 compared to $0.81 for the first half of 1998, an increase of 20.8%. Operating earnings exclude net realized investment gains of approximately $1.0 million and $274,000 in the first half of 1999 and 1998, respectively.

     Net new insurance written was $2.5 billion for the first six months of 1999 as compared to $2.0 billion for the first six months of 1998, an increase of 20.8%. For the second quarter, net new insurance written totaled $1.1 billion in 1999 compared to $1.2 billion in 1998. The Company also produced approximately $8 million of new insurance written on seasoned loans in the first half of 1999 compared to $171 million in the same period of 1998. The increase in new insurance written was the result of a strong economy, continued geographic expansion, the penetration of Triad's products in the marketplace to both new and existing customers, and the introduction of new products. According to industry data, Triad's national market share, which is calculated based on net new insurance written, was 2.5% for the first six months of 1999 compared to 2.5% reported for the first six months of 1998 and 2.6% for all of 1998.

     The growth in new insurance written also reflects the favorable interest rate environment in the first six months of 1999 which caused home buying and refinance activities to remain strong. Refinance activity was 34.1% of new insurance written in the first six months of 1999 compared to 33.8% in the first six months of 1998. Total direct insurance in force reached $12.1 billion at June 30, 1999, compared to $10.1 billion at June 30, 1998, an increase of 19.8%.

     Total direct premiums written were $31.1 million for the first six months of 1999, an increase of 27.6% compared to $24.3 million for the first six months of 1998. Net premiums written increased by 27.1% to $30.3 million for the first six months of 1999 compared to $23.9 million for the same period in 1998. Earned

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


premiums increased 23.8% to $30.4 million for the first six months of 1999 from $24.6 million for the first six months of 1998. This growth in written and earned premium resulted from the increase in new insurance written offset by a decline in the Company's persistency rate. The Company's persistency, or the percentage of insurance remaining in force from one year prior, was 66.6% at June 30, 1999, compared to 70.0% at December 31, 1998.

     Net investment income for the first half of 1999 was $5.1 million, a 16.5% increase over $4.4 million for the same period in 1998. Net investment income for the second quarter of 1999 was $2.6 million, a 13.4% increase over the second quarter of 1998. This increase in investment income is the result of growth in the average book value of invested assets by $35.7 million to $176.9 million at June 30, 1999, from $141.2 million at June 30, 1998. The growth in average invested assets is attributable to normal operating cash flow. The yield on average invested assets declined to 5.8% for the first six months of 1999 compared to 6.2% for the same period of 1998 reflecting the Company's continued investment strategy to emphasize tax preferred securities which yield lower pre-tax rates than similar fully taxable securities. The portfolio's tax-equivalent yield was 7.8% for the first six months of 1999 and 8.0% for the first six months of 1998. Approximately 72% or $113.0 million of the Company's fixed maturity portfolio at June 30, 1999, was composed of state and municipal tax-preferred securities as compared to 68% at June 30, 1998.

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 14.0% for the first six months of 1999 as compared to 10.5% for the same period of 1998 and 13.3% for all of 1998. The loss ratio was 8.8% for the second quarter of 1999 compared to 8.7% for the second quarter of 1998. The Company's favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that approximately 80% of the Company's insurance in force was originated in the last 36 months. The increase in the loss ratio in the first half of 1999 reflects both the higher number of reported delinquencies and the impact that low persistency has had on earned premiums. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claims frequencies on future earnings.

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

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 65.2% in the first six months of 1999 to $4.3 million compared to $2.6 million in the first six months of 1998. Net losses and loss adjustment expenses for the second quarter of 1999 and 1998 were $1.4 million and $1.1 million, respectively. This increase reflects the growing amount of the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its higher claim frequency years.

     Amortization of deferred policy acquisition costs increased by 31.6% to $3.5 million in the first six months of 1999 compared to $2.6 million for the first six months of 1998. These costs were $1.8 million for the second quarter of 1999 compared to $1.4 for the second quarter of 1998, an increase of 28.6%. The increase in amortization reflects both a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force and a higher cancellation rate due to refinance activity during the first half of 1999.

     Other operating expenses increased 14.8% to $7.3 million for the first six months of 1999 as compared to $6.3 million for the same period in 1998. For the second quarter of 1999, other operating expenses increased to $3.7 million from $3.2 million in the second quarter of 1998. This increase in expenses is primarily attributable to advertising, personnel, facilities and equipment costs required to support the Company's product development, technology enhancements, geographic expansion and increased production.

     The expense ratio (ratio of underwriting expenses to net premiums written) for the first six months of 1999 was 35.4% compared to 37.6% for the first six months of 1998 and 35.4% for all of 1998. The expense ratio for the second quarter of 1998 improved to 35.4% from 36.8% reported a year earlier. Contributing to this improvement is the higher level of written premiums in the first half of 1999 partially offset by the increase in expenses.

     The effective tax rate for the first half of 1999 was 30.4% compared to 30.8% in the first half of 1998. This decrease is primarily the result of the increase in investment in tax preferred securities. Management expects the Company's effective tax rate to remain about the same as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and taxes.

     The Company generated positive cash flow from operating activities for the first six months of 1999 of $14.0 million compared to $10.0 million for the first six months of 1998. The increase in Triad's operating cash flow reflects the growth in renewal premiums and insurance written that has more than offset the increases in claims paid, interest, and other expenses.

     The Company's business does not routinely require significant capital expenditures other than for enhancements to its computer systems and technological capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short term investments and other investment portfolio securities.

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

     Consolidated invested assets were $183.4 million at June 30, 1999, including $171.4 million classified as available-for-sale. Net unrealized investment gains were $2.7 million on equity securities and net unrealized investment losses were $2.8 million on fixed maturity securities at June 30, 1999. The fixed maturity portfolio consisted of approximately 72% municipal securities, 23% corporate securities, 4% U.S. government obligations, and 1% mortgage-backed bonds at June 30, 1999.

     The Company's loss reserves increased to $14.7 million at June 30, 1999, compared to $12.1 million at December 31, 1998. This growth is the result of the increases in new insurance written and the maturing of the Company's risk in force. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's reserves per delinquent loan were $21,100 at June 30, 1999,

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


compared to $23,400 at December 31, 1998. The Company's delinquency ratio, the ratio of reported delinquent insured loans to total insured loans, was 0.67% at June 30, 1999, compared to 0.53% at December 31, 1998.

     The Company's unearned premium reserve of $6.9 million at June 30, 1999, decreased from $7.1 million at December 31, 1998. This decline is primarily attributable to the continued production of the monthly premium product, which produces little unearned premium compared to annual and single premium products. Cancellation activity also can contribute to the decrease in unearned premiums, whereby older annual premium policies are canceled or replaced by monthly premium policies.

     Total stockholders' equity increased to $145.2 million at June 30, 1999, from $137.5 million at December 31, 1998. This increase resulted primarily from net income of $14.0 million for the first six months of 1999 offset by a decrease in net unrealized gains on invested assets classified as available-for-sale of $4.0 million (net of income tax) and the retirement of 146,000 shares of the Company's stock purchased for $2.6 million.

     Triad's total statutory policyholders' surplus increased to $91.8 million at June 30, 1999, from $89.5 million at December 31, 1998. This increase resulted primarily from statutory net income of $18.0 million offset by an increase in the statutory contingency reserve of $15.3 million. Triad's statutory earned surplus was $8.0 million at June 30, 1999, compared to $5.8 million at December 31, 1998, reflecting growth in statutory net income and unrealized gains on equity securities greater than the increase in the statutory contingency reserve. Approximately $2.0 and $1.9 million of the statutory earned surplus for June 30, 1999, and December 31, 1998, respectively, was attributable to unrealized gains. The balance in the statutory contingency reserve was $96.9 million at June 30, 1999, compared to $81.6 million at December 31, 1998.

     The Company is undertaking modifications and upgrades to enhance its computer systems and technological capabilities. The Company expects to incur between $3.0 to $4.0 million for this system conversion and upgrade (approximately $2.8 million in capitalized costs have been incurred for the project through June 30, 1999) and is funding the project through cash flow from operations.

     Triad's ability to write insurance depends on the maintenance of its claims-paying ability ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of June 30, 1999, and December 31, 1998, Triad's risk-to-capital ratio was 15.9-to-1 and 16.2-to-1, respectively, as compared to 14.8-to-1 for the industry as a whole at December 31, 1998, the latest industry data available.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


YEAR 2000 ISSUE

     The Company is dependent on processes that have been automated and are completely handled by computers. In the past, computer programs were written using only two digits to identify a year in the date field. Although this has worked well it could present problems as companies move into the year 2000 due to the fact that the two digits "00" may be read as "1900" rather than "2000". This technical problem may cause computer programs to fail or create erroneous results.

     In 1997, the Company began conducting a review and analysis of all computer hardware and software and created a plan to address potential problems relating to Year 2000 concerns. Due to the fact that Triad began operations less than twelve years ago the Company's hardware and software represent, for the most part, relatively new technology. As computer programs have been created, in many cases, programmers have had the foresight to include a 4-digit year. Many programs and equipment have only recently been added to the existing configuration. The Company has concluded its assessment of potential Year 2000 issues and believes that its internal exposure to Year 2000 concerns are minimal.

     STATE OF READINESS. The Company defines 'Year 2000 Compliant' to mean that hardware and software will continue to work accurately and without failure before, during and after the date changes to January 1, 2000 with neither functionality nor performance being affected by the date change. With this as the Company's goal, the plan developed to ensure that the Company is Year 2000 compliant has six major steps: 1) define possible problem areas, 2) research potential issues, 3) make corrections, 4) conduct preliminary tests, 5) implement final changes, 6) review and complete testing. As a part of this plan, the Company maintains communication with its strategic business partners and customers to advise of its progress and subsequent completion of its compliance testing.

     The first step involves identifying every aspect of the Company's business that may be computerized or may interface with a process that is computerized. Research includes contacting hardware and software vendors/suppliers. Each vendor/supplier has been required to present evidence of Year 2000 compliance for all hardware and software licensed for use by the Company. In a few cases, the Company's equipment was not compliant and replacements/upgrades have been initiated.

     In late 1997, the Company began testing its operating software and programs written in-house. The review of this internal software was completed and modifications were made and tested. The Company has worked with all interfacing partners and customers to test both Triad's changes and the changes implemented by its business partners and customers. Telecommunication equipment and other peripherals not normally associated with computer systems have also been verified and tested. The Company has complied with requirements put forth by the government sponsored enterprises ("GSEs") and has been an active participant in

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


the MBA Year 2000 Readiness Project. As of March 31, 1999, the Company believes that its major systems are Year 2000 compliant.

     COSTS. For the most part, the Company's existing computer systems were originally developed to be Year 2000 compliant. The current hardware and software have not required a significant overhaul to become Year 2000 compliant. As part of the Company's Year 2000 compliance plan, internal personnel and outside resources were used to address the identified hardware and software issues necessary to ensure compliance. Expenses relating to the Year 2000 compliance testing are expensed as incurred and are immaterial. As of June 30, 1999, the project is complete with the exception of final contingency plan implementations.

     RISKS. Should any of the Company's efforts to become Year 2000 compliant prove to be inadequate or ineffective, possible interruptions to critical business operations could occur. Many of the critical business functions involve processes that can be accomplished through multiple methods. While the Company's primary method of operation involves the transmission and receipt of electronic data, it also has the capability to handle most of its processes manually. Should there be a Year 2000 problem with the electronic transmission process, the Company expects that it would be able to substitute manual processing until the electronic means could be recovered. For instance, loan and claim submissions are primarily non-electronic. All internal processes have been thoroughly tested; however, should a problem occur, non-complex subsystems are available which should allow for quick recovery. The Company's internal analysts and developers who have been integral in the testing of the Company's systems are expected to be available to assist in handling any disruptions. The Company also relies on many external parties to provide critical pieces to its business functions. Although these external parties have verified their individual Year 2000 compliance, the Company could potentially be adversely affected if their computer systems are disrupted by the Year 2000 problem.

     CONTINGENCY PLANS. The Company's contingency plan is designed to limit, as much as possible, the disruption that a failure relating to Year 2000 concerns could cause. The Company is assessing all critical business functions, weighing whether or not each can be delayed, and prioritizing their degree of impact. Because the Company's business processes go well beyond the automated functions, all employees are involved in the contingency planning process. As part of the contingency plan the Company is performing employee skill assessments, updating documentation, cross training employees and developing methods to manually handle processes that may fail electronically. Special Year 2000 employee guidelines are being created to convey to all Company employees the expectations, responsibilities, and authority levels necessary. The Company is also reviewing alternate communication methods and reevaluating security measures of current systems. The Company's development, testing and assessment of its contingency plan will continue through 1999.

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

         ITEM 1.  LEGAL PROCEEDINGS - NONE

         ITEM 2.  CHANGES IN SECURITIES - NONE

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 13, 1999. Shares entitled to vote at the Annual Meeting totaled 13,292,694, of which 12,100,140 shares were represented at the meeting.

     At the Annual Meeting, the following five directors were elected. Also shown are the number of shares cast for and authorization withheld for each nominee.


         Name of Nominee          Number of Votes for      Authorization
                                                             Withheld
         Robert T. David              12,072,890              27,250
         Raymond H. Elliott           12,072,890              27,250
         William T. Ratliff,III       12,072,890              27,250
         Darryl W. Thompson           12,069,278              30,862
         David W. Whitehurst          12,072,890              27,250


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

                                                TRIAD GUARANTY INC.


Date: August 13, 1999
                                                /s/ Michael R. Oswalt
                                                -------------------------
                                                Michael R. Oswalt
                                                Vice President and Controller,
                                                Principal Accounting Officer