Form 10-Q
period 1999-09-30
TRIAD GUARANTY INC
filed 1999-11-12
CIK 911631

FORM 10-Q
                           ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of November 1, 1999: 13,302,194 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                            Page
                                                                          Number
                                                                          ------
Part I. Financial Information:

    Item 1. Financial Statements:

    Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
             and December 31, 1998.............................................3

    Consolidated Statements of Income for the Three and Nine Month
             Periods Ended September 30, 1999 and 1998 (Unaudited).............4

    Consolidated Statements of Cash Flow for the Nine Month
             Periods Ended September 30, 1999 and 1998 (Unaudited).............5

    Notes to Consolidated Financial Statements.................................6

    Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations...................................... ......9

Part II. Other Information:

    Item 6. Exhibits and Reports on Form 8-K..................................17

    Signatures........................................................... ....17

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      September 30,     December 31,
                                                           1999             1998
                                                       -------------   -------------
                                                         Unaudited)
Assets
Invested assets:
Fixed maturities, available-for-sale, at fair value .. $ 160,336,320   $ 157,391,829
Equity securities, available-for-sale, at fair value..    15,737,966      14,024,012
Short-term investments................................     7,318,511       5,885,192
Other invested assets.................................     3,092,883              --
                                                       -------------   -------------
                                                         186,485,680     177,301,033

Cash..................................................        25,471         444,200
Real estate acquired in settlement of claims..........       145,515             ---
Accrued investment income.............................     2,656,857       2,258,878
Deferred policy acquisition costs.....................    18,983,140      16,015,559
Prepaid federal income tax............................    32,130,666      25,256,666
Property and equipment................................     5,355,127       3,446,656
Prepaid reinsurance premium...........................         8,938          14,703
Reinsurance recoverable...............................        39,252         610,817
Other assets..........................................     6,481,168       5,163,924
                                                       -------------   -------------
Total assets.......................................... $ 252,311,814   $ 230,512,436
                                                       =============   =============

Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses............... $  14,937,294   $  12,142,990
    Unearned premiums.................................     7,071,916       7,054,737
    Current taxes payable.............................        57,867          45,787
    Deferred income taxes.............................    39,297,649      33,187,544
    Unearned ceding commission........................       434,603         621,161
    Long-term debt....................................    34,460,717      34,457,080
    Accrued interest on debt..........................       583,722       1,274,972
    Accrued expenses and other liabilities............     4,944,750       4,196,825
                                                       -------------   -------------
Total liabilities.....................................   101,788,518      92,981,096
Commitments and contingent liabilities - Note 4
Stockholders' equity:
    Preferred stock, par value $.01 per share -
      authorized 1,000,000 shares; no shares
      issued and outstanding..........................           ---             ---
    Common stock, par value $.01 per share -
      authorized 32,000,000 shares; 13,300,194
      shares issued and outstanding at September 30,
      1999 and 13,408,869 at December 31, 1998........       133,002         134,089
    Additional paid-in capital........................    61,814,636      61,538,613
    Accumulated other comprehensive income, net
      of income tax liability (benefit) of
      ($1,400,129) at September 30, 1999 and
      $2,101,170 at December 31, 1998.................    (2,594,491)      3,907,920
    Deferred compensation.............................       (78,091)            ---
    Retained earnings.................................    91,248,240      71,950,718
                                                       -------------  --------------
Total stockholders' equity............................   150,523,296     137,531,340
                                                       -------------  --------------
Total liabilities and stockholders' equity............ $ 252,311,814   $ 230,512,436
                                                       =============  ==============

                             See accompanying notes

                               TRIAD GUARANTY INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                         Three Months Ended                 Nine Months Ended
                                                            September 30                       September 30
                                                     ----------------------------    ---------------------------
                                                          1999           1998            1999           1998
                                                          ----           ----            ----           ----
Revenue:
Premiums written:
   Direct........................................... $ 17,033,429    $ 13,681,365    $ 48,086,566   $ 38,017,064
   Assumed..........................................        4,238           1,335          13,547         10,262
   Ceded............................................     (402,691)       (310,979)     (1,125,533)      (788,451)
                                                     ------------    ------------    ------------   ------------
Net premiums written................................   16,634,976      13,371,721      46,974,580     37,238,875
Change in unearned premiums.........................     (130,101)        284,247         (22,944)     1,006,197
                                                     -------------  -------------    ------------   ------------
Earned premiums.....................................   16,504,875      13,655,968      46,951,636     38,245,072
Net investment income...............................    2,657,110       2,424,083       7,743,336      6,788,337
Realized investment gains...........................      (33,890)        307,812         998,350        582,076
Other income........................................        3,500           8,609          12,944          9,648
                                                     -------------  -------------    ------------   ------------
                                                       19,131,595      16,396,472      55,706,266     45,625,133
Losses and expenses:
Losses and loss adjustment expenses.................    1,525,266       1,714,629       5,801,207      4,297,145
Reinsurance recoveries..............................       (6,651)          1,508         (12,551)         2,991
                                                     -------------  -------------    ------------   ------------
Net losses and loss adjustment expenses.............    1,518,615       1,716,137       5,788,656      4,300,136
Interest expense on debt............................      692,487         692,388       2,087,404      1,861,578
Amortization of deferred policy acquisition costs...    1,744,618       1,553,379       5,213,879      4,188,705
Other operating expenses (net)......................    3,815,904       3,177,927      11,094,387      9,515,458
                                                     -------------  -------------    ------------   ------------
                                                        7,771,624       7,139,831      24,184,326     19,865,877
                                                     -------------  -------------    ------------   ------------
Income before income taxes..........................   11,359,971       9,256,641      31,521,940     25,759,256
Income taxes:
   Current..........................................       (2,144)            - -          12,286            426
   Deferred.........................................    3,488,049       2,793,250       9,611,404      7,867,488
                                                     -------------  -------------    ------------   ------------
                                                        3,485,905       2,793,250       9,623,690      7,867,914
                                                     -------------  -------------    ------------   ------------
Net income..........................................  $ 7,874,066     $ 6,463,391    $ 21,898,250   $ 17,891,342
                                                     =============  =============    ============   ============

Earnings per common and
   common equivalent share:
   Basic............................................      $.59           $.48             $1.64          $1.34
                                                     =============  =============    ============   ============
   Diluted..........................................     $.58            $.47             $1.61          $1.29
                                                     =============  =============    ============   ============
Shares used in computing earnings per
   common and common equivalent share:
   Basic............................................   13,296,118      13,358,409      13,315,470     13,325,656
                                                     =============  =============    ============   ============
   Diluted..........................................   13,633,130      13,854,330      13,632,235     13,864,865
                                                     =============  =============    ============   ============

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                Nine Months Ended
                                                                   September 30
                                                          ----------------------------
                                                             1999             1998
                                                             ----             ----
Operating activities
Net income................................................ $ 21,898,250   $ 17,891,342
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Loss and unearned premium reserves.....................    2,811,483        562,644
   Accrued expenses and other liabilities.................      544,629        440,186
   Current taxes payable..................................       12,080              4
   Accrued investment income..............................     (490,862)      (871,976)
   Policy acquisition costs deferred......................   (8,181,460)    (6,260,854)
   Amortization of policy acquisition costs...............    5,213,879      4,188,705
   Net realized investment gains .........................     (998,350)      (582,076)
   Provision for depreciation.............................      539,757        560,815
   Amortization of intangible assets......................       45,443         34,795
   Accretion of discount on investments...................     (788,322)      (739,867)
   Deferred income taxes..................................    9,611,404      7,784,970
   Prepaid federal income taxes...........................   (6,874,000)    (6,979,300)
   Accrued interest on debt...............................     (691,250)       583,722
   Real estate acquired in claim settlement...............     (145,515)       141,999
   Other assets...........................................     (687,457)    (1,464,865)
                                                           ------------   ------------
Net cash provided by operating activities.................   21,819,709     15,290,244
Investing activities
  Securities available-for-sale:
    Purchases - fixed maturities..........................  (36,005,234)   (63,482,701)
    Sales - fixed maturities..............................   24,185,777     10,760,774
    Purchases - equities..................................   (4,095,139)    (5,119,678)
    Sales - equities......................................    2,989,878      4,677,949
  Purchase of other invested assets.......................   (3,000,000)            --
  Purchase of property and equipment......................   (2,450,488)    (1,134,700)
                                                           ------------   ------------
Net cash used in investing activities.....................  (18,375,206)   (54,298,356)
Financing activities
Proceeds from issuance of long-term debt..................           --     34,477,899
Purchase and subsequent retirement of common stock........   (2,602,187)            --
Proceeds from exercise of stock options...................      172,274        750,656
                                                           ------------   ------------
Net cash provided by financing activities.................   (2,429,913)    35,228,555
                                                           ------------   ------------
Net change in cash and short-term investments.............    1,014,590     (3,779,557)
Cash and short-term investments at beginning of period....    6,329,392      8,694,399
                                                           ------------   ------------
Cash and short-term investments at end of period.......... $  7,343,982   $  4,914,842
                                                           ============   ============
Supplemental schedule of cash flow information
 Cash paid during the period for:
   Income taxes and United States Mortgage
     Guaranty Tax and Loss Bonds.......................... $  6,874,205   $  6,979,726
   Interest............................................... $  2,775,017   $  1,274,972
Non-cash investing and finance activities:
   Exchange of restricted common stock for
     intangible asset..................................... $         --   $   298,125

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.


NOTE  2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on form 10-K for the year ended December 31, 1998.

     Certain prior year amounts have been reclassified to conform with the current year presentation. Specifically, the purchase of United States Mortgage Guaranty Tax and Loss Bonds have been treated as prepaid federal income taxes and a reclassification has been made to include this prepaid federal income tax in the balance sheet as an asset and to restate the corresponding deferred tax liability. The payment for the tax and loss bonds is essentially a prepayment of federal income taxes that will become due at a later date. The change had the effect of increasing both assets and liabilities by $32.1 million at September 30, 1999 and $25.3 million at December 31, 1998. The reclassifications had no effect on previously reported net income or stockholders' equity.


NOTE 3 -- CONSOLIDATION

     The consolidated financial statements include the amounts of Triad Guaranty Inc. and its wholly-owned subsidiaries, Triad Guaranty Insurance Corporation and Triad Guaranty Assurance Corporation, a wholly-owned subsidiary of Triad

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                               September 30, 1999
                                   (Unaudited)

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

INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at September 30, 1999 and December 31, 1998, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:



                                  September 30,           December 31
                                       1999                  1998

Net risk........................     $ 3,116,617,618        $2,776,205,499
                                     ================       ==============
Statutory capital and surplus...     $    93,329,426        $   89,539,785
Statutory contingency reserve...         105,211,136            81,614,277
                                     ---------------        --------------
Total...........................     $   198,540,562        $  171,154,062
                                     ================       ==============
Risk-to-capital ratio...........         15.7-to-1             16.2-to-1
                                     ================       ==============


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

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                               September 30, 1999
                                   (Unaudited)

policyholders, or (b) Triad's statutory net income for the calendar year preceding the date of the dividend.

     Net income as determined in accordance with statutory accounting practices was $29,136,854 for the nine months ended September 30, 1999 and $31,252,891 for the year ended December 31, 1998.

     At September 30, 1999 and December 31, 1998, the amount of Triad's equity that could be paid out in dividends to stockholders was $9,613,498 and $5,823,857, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

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


NOTE 6 - - COMPREHENSIVE INCOME

     Comprehensive income is divided into net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. Prior to adoption of this statement, these amounts were reported as a component to stockholders' equity. For the three month periods ended September 30, 1999 and 1998, the Company's comprehensive income was $5.3 million and $6.2 million, respectively. For the nine month periods ended September 30, 1999 and 1998, the Company's comprehensive income was $15.4 million and $17.5 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

     Net income for the first nine months of 1999 increased 22.4% to $21.9 million compared to $17.9 million in the first nine months of 1998. Net income for the third quarter of 1999 increased 21.8% to $7.9 million compared to $6.5 million for the third quarter of 1998. This improvement was primarily attributable to a 22.8% (20.9% in the third quarter) increase in earned premiums, a 14.1% (9.6% in the third quarter) increase in net investment income, $1.0 million in realized investment gains, a favorable loss ratio and an improved expense ratio.

     Net income per share on a diluted basis increased 24.5% to $1.61 for the first nine months of 1999 compared to $1.29 per share for the first nine months of 1998. Net income per share for the third quarter of 1999 was $0.58 on a diluted basis compared to $0.47 per share for the same period of 1998. Operating earnings per share were $1.56 for the first nine months of 1999 compared to $1.26 for the first nine months of 1998, an increase of 23.4%. Operating earnings exclude net realized investment gains of approximately $1.0 million and $582,000 in the first nine months of 1999 and 1998, respectively.

     Net new insurance written was $3.5 billion for the first nine months of 1999 as compared to $3.3 billion for the first nine months of 1998, an increase of 8.0%. For the third quarter, net new insurance written totaled $1.1 billion in 1999 compared to $1.2 billion in 1998. The Company also produced approximately $11 million of new insurance written on seasoned loans in the first nine months of 1999 compared to $186 million in the same period of 1998. The increase in new insurance written was the result of a strong economy, continued geographic expansion, the penetration of Triad's products in the marketplace to both new and existing customers, and the introduction of new products. According to industry data, Triad's national market share, which is calculated based on net new insurance written, was 2.4% for the first nine months of 1999 compared to 2.5% reported for the first nine months of 1998 and 2.6% for all of 1998.

     Refinance activity was 28.3% of new insurance written in the first nine months of 1999 compared to 30.6% in the first nine months of 1998. Refinance activity represents 15.2% of new insurance written in the third quarter 1999 compared to 24.8% for the third quarter 1998. This decline in refinance activity reflects the recent rise in mortgage interest rates. Total direct insurance in force reached $12.6 billion at September 30, 1999, compared to $10.5 billion at September 30, 1998, an increase of 19.8%.

     Total direct premiums written were $48.1 million for the first nine months of 1999, an increase of 26.5% compared to $38.0 million for the first nine months of 1998. Total direct premiums written increased 24.5% in the third quarter of 1999 compared to the third quarter of 1998. Net premiums written increased by 26.1% to $47.0 million for the first nine months of 1999 compared

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

to $37.2 million for the same period in 1998. Net premiums written for the third quarter of 1999 increased 24.4% compared to the third quarter of 1998. Earned premiums increased 22.8% to $47.0 million for the first nine months of 1999 from $38.2 million for the first nine months of 1998. For the third quarter of 1999, earned premiums increased 20.9% compared to the same period of 1998. This growth in written and earned premium resulted from the increase in new insurance written offset by a decline in the Company's persistency rate. The Company's persistency, or the percentage of insurance remaining in force from one year prior, was 68.0% at September 30, 1999, compared to 70.0% at December 31, 1998 and 73.8% at September 30, 1998. Persistency for the quarter improved to an annualized rate of 79.6% reflecting the trend of rising interest rates and declining cancellations.

     Net investment income for the first nine months of 1999 was $7.7 million, a 14.1% increase over $6.8 million for the same period in 1998. Net investment income for the third quarter of 1999 was $2.7 million, a 9.6% increase over the third quarter of 1998. This increase in investment income is the result of growth in the average book value of invested assets by $33.5 million to $180.3 million at September 30, 1999, from $146.8 million at September 30, 1998. The growth in average invested assets is attributable to normal operating cash flow. The yield on average invested assets declined to 5.7% for the first nine months of 1999 compared to 6.2% for the same period of 1998 reflecting the Company's continued investment strategy to emphasize tax preferred securities which yield lower pre-tax rates than similar fully taxable securities. The portfolio's tax-equivalent yield was 7.8% for the first nine months of 1999 and 7.9% for the first nine months of 1998. Approximately 73% or $120.7 million of the Company's fixed maturity portfolio at September 30, 1999, was composed of state and municipal tax-preferred securities as compared to 69% at September 30, 1998.

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 12.3% for the first nine months of 1999 as compared to 11.2% for the same period of 1998 and 13.3% for all of 1998. The loss ratio was 9.2% for the third quarter of 1999 compared to 12.6% for the third quarter of 1998. The Company's favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that approximately 79% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claims frequencies on future earnings.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     During periods of significant refinancing activity, it is possible that policies on stronger loans may lapse and that weaker loans may remain in force, thus potentially increasing the loss ratio on older business. Substantial increases in production of new business during these periods can offset the increased loss ratio on the older business.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 34.6% in the first nine months of 1999 to $5.8 million compared to $4.3 million in the first nine months of 1998. Net losses and loss adjustment expenses for the third quarter of 1999 and 1998 were $1.5 million and $1.7 million, respectively. The year-to-date increase reflects the growing amount of the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its higher claim frequency years.

     Amortization of deferred policy acquisition costs increased by 24.5% to $5.2 million in the first nine months of 1999 compared to $4.2 million for the first nine months of 1998. These costs were $1.7 million for the third quarter of 1999 compared to $1.6 for the third quarter of 1998, an increase of 12.3%. The increase in amortization reflects both a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force and a higher cancellation rate due to refinance activity during the first nine months of 1999.

     Other operating expenses increased 16.6% to $11.1 million for the first nine months of 1999 as compared to $9.5 million for the same period in 1998. For the third quarter of 1999, other operating expenses increased to $3.8 million from $3.2 million in the third quarter of 1998. This increase in expenses is primarily attributable to advertising, personnel, facilities and equipment costs required to support the Company's product development, technology enhancements, geographic expansion and increased production.

     The expense ratio (ratio of underwriting expenses to net premiums written) for the first nine months of 1999 was 34.7% compared to 36.8% for the first nine months of 1998 and 35.4% for all of 1998. The expense ratio for the third quarter of 1999 improved to 33.4% from 35.4% reported a year earlier. Contributing to this improvement is the higher level of written premiums in the first nine months of 1999 partially offset by the increase in expenses.

     The effective tax rate for the first nine months of 1999 and 1998 was 30.5%. Management expects the Company's effective tax rate to remain about the same as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and taxes.

     The Company generated positive cash flow from operating activities for the first nine months of 1999 of $21.8 million compared to $15.3 million for the first nine months of 1998. The increase in Triad's operating cash flow reflects the growth in renewal premiums and insurance written that has more than offset the increases in claims paid, interest, and other expenses.

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

     Consolidated invested assets were $186.5 million at September 30, 1999, including $176.1 million classified as available-for-sale. Net unrealized investment gains were $2.1 million on equity securities and net unrealized investment losses were $6.0 million on fixed maturity securities at September 30, 1999. The fixed maturity portfolio consisted of approximately 73% municipal securities, 22% corporate securities, 4% U.S. government obligations, and 1% mortgage-backed bonds at September 30, 1999.

     The purchase of United States Mortgage Guaranty Tax and Loss bonds have been treated as prepaid federal income taxes. The company began classifying this prepaid federal income tax in the balance sheet as an asset and restated the corresponding deferred tax liability as of September 30, 1999 and December 31, 1998. The payment for the tax and loss bonds is essentially a prepayment of federal income taxes that will become due at a later date. The

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

change had the effect of increasing both assets and liabilities by $32.1 million at September 31, 1999 and $25.3 million at December 31, 1998.

     The Company's loss reserves increased to $14.9 million at September 30, 1999, compared to $12.1 million at December 31, 1998. This growth is the result of the increases in new insurance written and the maturing of the Company's risk in force. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's reserves per delinquent loan were $21,600 at September 30, 1999, compared to $23,400 at December 31, 1998. The Company's delinquency ratio, the ratio of reported delinquent insured loans to total insured loans, was 0.65% at September 30, 1999, compared to 0.53% at December 31, 1998.

     Total stockholders' equity increased to $150.5 million at September 30, 1999, from $137.5 million at December 31, 1998. This increase resulted primarily from net income of $21.9 million for the first nine months of 1999 offset by a decrease in net unrealized gains on invested assets classified as available-for-sale of $6.5 million (net of income tax) and the retirement of 146,000 shares of the Company's stock purchased for $2.6 million.

     Triad's total statutory policyholders' surplus increased to $93.3 million at September 30, 1999, from $89.5 million at December 31, 1998. This increase resulted primarily from statutory net income of $29.1 million offset by an increase in the statutory contingency reserve of $23.6 million. Triad's statutory earned surplus was $9.6 million at September 30, 1999, compared to $5.8 million at December 31, 1998, reflecting growth in statutory net income and unrealized gains on equity securities greater than the increase in the statutory contingency reserve. Approximately $1.3 and $1.9 million of the statutory earned surplus for September 30, 1999, and December 31, 1998, respectively, was attributable to unrealized gains. The balance in the statutory contingency reserve was $105.2 million at September 30, 1999, compared to $81.6 million at December 31, 1998.

     The Company is undertaking modifications and upgrades to enhance its computer systems and technological capabilities. The Company expects to incur approximately $4.5 million for this system conversion and upgrade (approximately $3.7 million in capitalized costs have been incurred for the project through September 30, 1999) and is funding the project through cash flow from operations.

     Triad's ability to write insurance depends on the maintenance of its claims-paying ability ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of September 30, 1999, and December 31, 1998, Triad's risk-to-capital ratio was 15.7-to-1 and 16.2-to-1, respectively, as compared to 14.8-to-1 for the industry as a whole at December 31,1998, the latest industry data available.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


YEAR 2000 ISSUE

     The Company is dependent on processes that have been automated and are completely handled by computers. In the past, some computer programs were written using only two digits to identify a year in the date field. Although this has worked well it could present problems as companies move into the year 2000 due to the fact that the two digits "00" may be read as "1900" rather than "2000". This technical problem may cause computer programs to fail or create erroneous results.

     In 1997, the Company began conducting a review and analysis of all computer hardware and software and created a plan to address potential problems relating to Year 2000 concerns. Due to the fact that Triad began operations less than twelve years ago, the Company's hardware and software represent, for the most part, relatively new technology. As computer programs have been created, in many cases, programmers have had the foresight to include a 4-digit year. Many programs and equipment have only recently been added to the existing configuration. The Company has concluded its assessment of potential Year 2000 issues and believes that its internal exposure to Year 2000 concerns are minimal.

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

     In late 1997, the Company began testing its operating software and programs written in-house. The review of this internal software was completed and modifications were made and tested. The Company has worked with all interfacing partners and customers to test both Triad's changes and the changes implemented by its business partners and customers. Telecommunication equipment and other peripherals not normally associated with computer systems have also been

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

verified and tested. The Company has complied with requirements put forth by the government sponsored enterprises ("GSEs") and has been an active participant in the MBA Year 2000 Readiness Project. As a result of the testing and reviews, the Company believes that its major systems are Year 2000 compliant.

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

     Contingency Plans. The Company's contingency plan is designed to limit, as much as possible, the disruption that a failure relating to Year 2000 concerns could cause. The Company is assessing all critical business functions, weighing whether or not each can be delayed, and prioritizing their degree of impact. Because the Company's business processes go well beyond the automated functions, all employees are involved in the contingency planning process. As part of the contingency plan, the Company is performing employee skill assessments, updating documentation, cross training employees and developing methods to manually handle processes that may fail electronically. Special Year 2000 employee guidelines are being created to convey to all Company employees the expectations, responsibilities, and authority levels necessary. The Company is also reviewing alternate communication methods and reevaluating security measures of current systems. The Company's development, testing and assessment of its contingency plan will continue through 1999.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

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

                                             TRIAD GUARANTY INC.


Date: November 12, 1999
                                             /s/ Michael R. Oswalt
                                             -------------------------
                                             Michael R. Oswalt
                                             Vice President and Controller,
                                             Principal Accounting Officer