Form 10-K
period 1999-12-31
TRIAD GUARANTY INC
filed 2000-03-29
CIK 911631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934For the fiscal year ended December 31, 1999
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________
Commission file number 0-22342
                                   -----------

                               TRIAD GUARANTY INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            56-1838519
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

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

                               Title of each class
                               -------------------
                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 2, 2000, computed by reference to the last reported price at which the stock was sold on such date, was $134,504,077.

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of March 2, 2000 was 13,313,194.

Portions of the following documents                  Part of this Form 10-K into
are incorporated by reference into                   which the document is
this Form 10-K:                                      incorporated by reference:

      TRIAD GUARANTY INC.                                     PART III
      PROXY STATEMENT FOR 2000 ANNUAL MEETING
      OF STOCKHOLDERS

                                     PART I

ITEM 1.       BUSINESS.

     Triad Guaranty Inc. is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance ("MI") coverage in the United States to residential mortgage lenders, including mortgage bankers, mortgage brokers, commercial banks, and savings institutions. Triad Guaranty Inc. and its subsidiaries are collectively referred to as the "Company." The "Company" when used within this document refers to the holding company and/or one or more of its subsidiaries, as appropriate.

     Private mortgage insurance, also known as mortgage guaranty insurance, is issued in most home purchases and refinancings involving conventional residential first mortgage loans to borrowers with equity of less than 20%. If the homeowner defaults, private mortgage insurance reduces, and in some instances eliminates, the loss to the insured lender. Private mortgage insurance also facilitates the sale of low down payment mortgage loans in the secondary mortgage market, principally to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae"). Under risk-based capital regulations applicable to most financial institutions, private mortgage insurance also reduces the capital requirement for such lenders on residential mortgage loans with equity of less than 20%.

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

     The Company was incorporated by CIC in Delaware in August 1993, for the purpose of holding all the outstanding stock of Triad and to undertake the initial public offering of the Company's Common Stock, which was completed in November 1993. CIC currently owns 20.1% and CML owns 19.3% of the outstanding Common Stock of the Company.

     The principal executive offices of the Company are located at 101 South Stratford Road, Suite 500, Winston-Salem, North Carolina 27104. Its telephone number is (336) 723-1282.

TYPES OF MORTGAGE INSURANCE PRODUCTS

     There are two  principal  types of  private  mortgage  insurance  coverage:
"primary" and "pool." The Company offers only primary insurance.

PRIMARY INSURANCE

     Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest, and certain expenses associated with the default and subsequent foreclosure (collectively, the "claim amount"). The claim amount, to which the appropriate coverage percentage (typically 15% to 30% as of December 31, 1999) is applied, generally ranges from 110% to 115% of the unpaid principal balance of the loan. The Company's obligation to an insured lender with respect to a claim is determined by applying the appropriate coverage percentage to the claim amount. Under its master policy, the Company has the option of paying the entire claim amount and taking title to the mortgaged property or paying the coverage percentage in full satisfaction of its obligations under the insurance written. Primary insurance can be placed on many types of loan instruments and generally applies to loans secured by mortgages on owner occupied homes. The Company underwrities primary insurance on a loan-by-loan basis and on a "delegated underwriting" basis to a select group of lenders. Mortgage originators who participate in the Company's delegated program are allowed to issue a certificate of insurance on the loans it underwrites if certain strict qualifications are met.

     The Company offers primary coverage generally ranging from 6% to 35% of the claim amount with most coverage in the 15% to 30% range as of December 31, 1999. The coverage percentage provided by the Company is selected by the insured lender, subject to the Company's underwriting approval, usually in order to comply with existing Freddie Mac and Fannie Mae requirements to reduce their loss exposure on loans they purchase to 75% or less of the property's value at the time the loan is originated. In January 1999, Fannie Mae announced that it would accept lower coverage percentages from lenders on certain loans for resale to the secondary market than it previously required. In conjunction with the announcement, Fannie Mae reduced the coverage requirement so that its loss exposure on loans processed by its automated underwriting system will be limited to 80% or less of the property's value at the time of origination. In March 1999, Freddie Mac introduced a similar program.

     The Company's premium rates vary depending upon the loan-to-value (LTV) ratio, loan type, mortgage term, coverage amount, and type, which all affect the perceived risk of a claim on the insured mortgage loan. Generally, premium rates cannot be changed after the issuance of coverage. The Company, consistent with industry practice, generally utilizes a nationally based, rather than a regional or local, premium rate structure.

     Mortgage insurance premiums are usually paid by the mortgage borrower to the mortgage lender or servicer, which in turn remits the premiums to the mortgage insurer. The Company has three basic types of borrower paid premium plans. The first is a monthly premium plan under which only one or two months' premium is paid at the mortgage loan closing. Thereafter level monthly premiums are collected by the loan servicer for monthly remittance to the Company. The

Company also offers a plan under which the first monthly mortgage insurance payment is deferred until the first loan payment is remitted to the Company. This deferred monthly premium product decreases the amount of cash required from the borrower at closing, therefore making home ownership more affordable. Monthly premium plans represented 96% of new insurance written in 1999. The Company expects that the percentage of new business written on monthly premium plans will remain near the current level.

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

RISK SHARING PRODUCTS

     The Company has in place mortgage insurance programs designed to enable the Company to better meet the needs and requirements of its lender customers. One such program, introduced in 1997, increases the lender's share of the risk of loss on an insured book of business and provides for a fee to the lender for this increased risk. In 1999, the Company began marketing certain captive reinsurance programs which allow a reinsurance company, generally an affiliate of the lender, to assume mortgage insurance default losses up to a maximum exposure. Regulatory and industry issues exist regarding the future of certain risk sharing programs currently being marketed within the mortgage insurance industry. The resolution of the regulatory and industry questions regarding risk sharing programs makes the continued viability of such programs uncertain. Management is unable to predict the impact of the regulatory issues on these products.

CANCELLATION OF INSURANCE

     Mortgage insurance coverage cannot be canceled by the Company except for nonpayment of premium or certain material violations of the master policy, and remains renewable at the option of the insured lender. Generally, mortgage insurance is renewable at a rate fixed when the insurance on the loan was initially issued.

     Insured lenders may cancel insurance at any time at their option. A borrower may request that an insured servicer cancel insurance on a mortgage loan when its loan balance is less than 80% of the property's current value, but loan servicers are generally restricted in their ability to grant such requests by secondary market requirements as well as by certain other regulatory restrictions. Pursuant to federal legislation enacted in 1998, most loans made on or after July 29, 1999, are required to have their private mortgage insurance canceled automatically by the lenders when the outstanding loan amount is 78% or less of the original property purchase price.

     When a borrower refinances a Company-insured mortgage loan by paying it off in full with the proceeds of a new Company-insured mortgage, the insurance on that existing mortgage is canceled, and insurance on the new mortgage is considered to be new insurance written. Therefore, continuation of the Company's coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. The percentage of new insurance written represented by refinanced loans was 25.0%, 31.7%, and 14.0% in 1999, 1998, and 1997, respectively, reflecting the low interest rate environment during all of 1998 and early 1999 and increases in interest rates in recent months.

     To the extent canceled insurance coverage in areas experiencing economic growth is not replaced by new insurance in such areas, the percentage of the Company's book of business in economically weaker areas may increase. This development may occur during periods of heavy mortgage refinancing. Refinanced loans in regions experiencing economic growth are less likely to require private mortgage insurance, while borrowers in economically distressed areas are less likely to qualify for refinancing because of depreciated real estate values. Throughout the 1990's, high refinancing activity occurred because of lower mortgage interest rates. The percentage of the Company's insurance in force at the end of the previous year that was canceled during the following year was 22.9%, 30.0%, and 16.5% in 1999, 1998, and 1997, respectively. The cancellations have not had a material impact on the geographic dispersion of the Company's risk in force.

CUSTOMERS

     Residential mortgage lenders such as mortgage bankers, mortgage brokers, commercial banks and savings institutions are the principal customers of the Company. At December 31, 1999, approximately 57% of the Company's risk in force came from mortgage bankers, 19% from mortgage brokers, 18% from commercial banks, and 6% from savings institutions. At December 31, 1998, approximately 55% of the Company's risk in force came from mortgage bankers, 20% from mortgage brokers, 18% from commercial banks, and 7% from savings institutions. Although mortgage lenders are the Company's principal customers, individual mortgage borrowers generally bear the cost of primary insurance coverage.

     To obtain primary insurance from the Company, a mortgage lender must first apply for and receive a master policy from the Company. The Company's approval of a lender as a master policyholder is based, among other factors, upon an evaluation of the lender's financial position and its management's demonstrated adherence to sound loan origination practices.

     The master policy sets forth the terms and conditions of the Company's mortgage insurance policy. The master policy does not obligate the lender to obtain insurance from the Company, nor does it obligate the Company to issue insurance on a particular loan. The master policy provides that the lender must submit individual loans for insurance to the Company and the loan, subject to certain underwriting criteria, must be approved by the Company to effect coverage (except in the case of delegated underwriting and when the originator has the authority to approve coverage within certain guidelines). The Company had 6,948 master policy holders at December 31, 1999, compared to 6,214 at December 31, 1998.

     The Company's ten largest customers were responsible for 31.0%, 31.7%, and 32.2% of direct risk in force at December 31, 1999, 1998, and 1997, respectively. No single customer of the Company (including branches and affiliates of that customer) accounted for revenues greater than 10% of total revenues for 1999. The largest single customer of the Company, measured by risk in force, accounted for 9.2%, 9.5%, and 10.2% at December 31, 1999, 1998, and 1997, respectively.

SALES AND MARKETING

     The Company currently markets its insurance products through a sales force, including sales management, of 49 professionals and an exclusive commissioned general agency serving a specific geographic market. The Company is licensed to do business in 46 states and the District of Columbia and has licenses pending in two states. The Company is actively serving mortgage originators in 38 states and the District of Columbia.

     In 1999, the Company strengthened its sales force by restructuring the sales team into four sales regions, each with its own manager. These four regional mangers report to a field administrator who oversees all account executive activities. The field administrator reports directly to the senior executive officer who oversees all sales activities for the Company, including those of the national account market representatives. This reporting structure allows the senior executive in charge of all sales activities to focus time on the growing national account market of larger lenders while remaining in control of all other sales activities. Currently, the Company is approved to do business with 21 of the top 30 lenders compared to 24 at year end 1998. This reduction is due solely to three new entrants into the top 30 ranking with which Triad has not yet developed a relationship. The Company will continue to evaluate geographic expansion opportunities, as well as the need for additional sales representation.

     The success of the Company is dependent upon the services of its internal sales force and general agents. For 1999, the Company's commissioned general agency produced approximately 11% of the Company's new direct insurance written while the salaried account executives and the national account representatives produced the remainder. The loss of the services of any of its key account executives or the general agency could have a material adverse effect on the Company's operations.

     In 1999, the Company strengthened its marketing team by restructuring the department and hiring a senior level marketing executive to oversee all marketing efforts. The Company's marketing focus is to support the sales team members and to build a positive image of the Company. These goals are accomplished through a comprehensive sales support program which includes assistance with presentation, training, and administrative material, and a national advertising and public relations campaign designed to raise corporate visibility within the sights of lenders and investors. The Company also completely revised its web site in 1999 to be more user-friendly and to provide more functionality for customers, investors, home buyers, and real estate professionals.

     The Company provides, for a fee, contract underwriting services that enable customers to improve the efficiency of their operations by outsourcing all or part of their mortgage loan underwriting. Contract underwriting services have become increasingly important to lenders as they seek to reduce fixed costs. Accordingly, contract underwriting significantly contributes to the Company's mortgage insurance production. The Company provides contract underwriting services through its own employees as well as independent contractors. The Company's inability to maintain and provide a sufficient number of qualified underwriters could have a material adverse effect on the Company's operations.

COMPETITION AND MARKET SHARE

     The Company and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration ("FHA"). These agencies sponsor government-backed mortgage insurance programs which accounted for approximately 48% of high LTV loans in 1999 and 44% in 1998. In addition to competition from federal agencies, the Company and other private mortgage insurers face competition from state-supported mortgage insurance funds. Several of these states (among them,

California, Connecticut, Massachusetts, New York, and Vermont) have state housing insurance funds which are either independent agencies or affiliated with state housing agencies. Indirectly, the Company also competes with certain mortgage lenders which forego private mortgage insurance and self-insure against the risk of loss from defaults on all or a portion of their low down payment mortgage loans.

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

     The private mortgage insurance industry consists of eight active mortgage insurance companies including Triad, Mortgage Guaranty Insurance Corporation, General Electric Mortgage Insurance Corporation, PMI Mortgage Insurance Co., CMG Mortgage Insurance Co., United Guaranty Residential Insurance Company, Republic Mortgage Insurance Company, and Radian Guaranty Inc. Triad is the seventh largest private mortgage insurer based on 1999 market share and, according to industry data, had a 2.3% share of net new mortgage insurance written in 1999 compared to 2.6% in 1998.

     Management believes the Company competes with other private mortgage insurers principally on the basis of personalized and professional service, a strong management and sales team, and innovative products.

UNDERWRITING PRACTICES

     The Company considers effective risk management to be critical to its long-term financial stability. Market analysis, prudent underwriting, the use of automated risk evaluation models, auditing, and customer service are all important elements of the Company's risk management process.

UNDERWRITING PERSONNEL

     The Company's Senior Vice President of Risk Management and Vice President of Underwriting have been in their positions since shortly after the Company was founded and report directly to the Executive Vice President in charge of Services and Risk Management. In addition to a centralized underwriting department in the home office, the Vice President of Underwriting is responsible for the Company's regional offices in Georgia, Texas, Illinois, Arizona, Pennsylvania, Colorado, and California. The Senior Vice President of Risk Management is responsible for assessing the risk factors used by the Company in its underwriting procedures and for the quality control function.

     The Company employed an underwriting staff of forty-one at December 31, 1999. The Company's field underwriters and underwriting managers are limited in their authority to approve programs for certain mortgage loans. The authority levels are tied to underwriting position, knowledge, and experience and relate primarily to loan amounts and property type. All loans insured by the Company are subject to quality control reviews.

RISK MANAGEMENT APPROACH

     The Company's risk management objective is to build a portfolio of insurance in force with a claims incidence less than the expected claims rates on which its premium rates are based. The Company underwrites based on historical performance of risk factors and utilizes automated underwriting systems in the risk selection process to assist the underwriter with decision-making. This process evaluates the following categories of risk:

     * MORTGAGE LENDER. The Company reviews each lender's financial statements and management experience before issuing a master policy. The Company also tracks the historical risk performance of all customers that hold a master policy. This information is factored into the determination of the loan programs that the Company will approve for various lenders. The Company assigns delegated underwriting authority only to lenders with substantial financial resources and established records of originating good quality loans.

     * PURPOSE AND TYPE OF LOAN. The Company analyzes four general characteristics of a loan to evaluate its level of risk: (i) LTV ratio; (ii) purpose of the loan; (iii) type of loan instrument; and,
          (iv) type of property. The Company seeks only the most basic loan types with proven track records for which an assessment of risk can be readily made and the premium received sufficiently offsets that risk. Loans having higher LTV ratios are charged a higher premium, as are other loans which have been shown to carry higher risks, such as adjustable rate mortgages ("ARMs"). Certain categories of loans are not actively pursued by the Company because such loans are deemed to have a disproportionate amount of risk, including negatively amortizing ARMs and ARMs with maximum annual and lifetime caps that are not prudent.

     * INDIVIDUAL LOAN AND BORROWER. Except to the extent that the Company's delegated underwriting program and Freddie Mac's and Fannie Mae's automated  underwriting  services  are  being  utilized,  the  Company evaluates insurance applications based on its analysis of the borrower's ability and willingness to repay the mortgage loan and the characteristics and value of the mortgaged property. The analysis of the borrower includes reviewing the borrower's housing and total debt ratios as well as the borrower's Fair, Isaac and Co., Inc. ("FICO") credit score, as reported by credit rating agencies. Loans may be submitted under the Stick With Triad program provided the loans meet the program requirements. Further description of the Stick with Triad program is located in the Underwriting Process section. Within this program, the degree to which the borrower must meet certain underwriting standards, as well as the amount of documentation that is required, is a function of the credit score. In the case of delegated underwriting, compliance with program parameters is monitored by periodic audits of delegated business. With the automated underwriting services provided by Freddie Mac and Fannie Mae, lenders are able to obtain approval for mortgage guaranty insurance with any participating mortgage insurer. Triad works with both agencies in offering insurance services through their systems, while monitoring the risk quality of loans insured through such systems.

     * GEOGRAPHIC SELECTION OF RISK. The Company places significant emphasis on the condition of the regional housing markets in determining its marketing and underwriting policies. Using both internal and external data, the Company's risk management department continually monitors the economic conditions in the Company's active and potential markets.

UNDERWRITING PROCESS

     The Company accepts applications for insurance under three basic programs: the traditional fully documented program, a credit score driven reduced documentation program, and a delegated underwriting program, which allows a lender's underwriters to commit insurance to a loan based on strict agreed upon underwriting guidelines.

     The Company utilizes nationwide underwriting guidelines to evaluate the potential risk of default on mortgage loans submitted for insurance coverage. These guidelines have evolved over time and take into account the loss experience of the entire private mortgage insurance industry. They are also largely influenced by Freddie Mac and Fannie Mae underwriting guidelines. The Company believes its guidelines are generally consistent with those used by other private mortgage insurers with respect to the types of loans that the Company will insure. As a result of the Company's review of regional economies and housing patterns, specific underwriting guidelines applicable to a given local, state, or regional market will be modified to address concerns in that market.

     Subject to the Company's underwriting guidelines and exception approval procedures, the Company expects its internal and contract underwriters to utilize their experience and business judgement in evaluating each loan on its own merits. Accordingly, the Company's underwriting staff has discretionary authority to insure loans which deviate in certain minor respects from the

Company's underwriting guidelines. More significant exceptions are subject to management approval. In all such cases, compensating factors must be identified. The predominant reason for such deviations involves instances where the borrower's debt-to- income ratio exceeds the Company's guidelines. To compensate for exceptions, the Company's underwriters give favorable consideration to such factors as excellent borrower credit history, the availability of satisfactory cash reserves after closing, and employment stability.

     In addition to the borrower's willingness and ability to repay the loan, the Company believes that mortgage default risk is affected by a variety of other factors, including the borrower's employment status. Insured mortgage loans made to self-employed borrowers are perceived by the Company to have higher risk of claim, all other factors being equal, than loans to borrowers employed by third parties. The Company's percentage of risk in force involving self-employed borrowers was 2.1% and 2.4% at December 31, 1999 and 1998, respectively.

     The Company's Stick With Triad program featuring the Slam Dunk Loan SM approval process allows lenders to submit insurance applications that do not include all standard documentation. Under this program, Triad issues a certificate of insurance based on the borrower's FICO credit score or the approval of the loan through Fannie Mae's or Freddie Mac's automated underwriting systems. The Company issues a certificate of insurance without the standard underwriting process if certain program parameters are met and the borrower has a predetermined minimum credit score. Documentation submission requirements for non- automated underwritten loans vary depending on the borrower's credit score. In 1999, the Stick With Triad program represented 65% of the Company's commitment volume, compared to 59% in 1998. The Company randomly and through adverse selection audits lenders' files on loans submitted under this program.

     The Company's delegated underwriting program, in addition to the Company's conservative risk management strategies, utilizes extensive "quality control" practices including reunderwriting, reappraisal, and similar procedures following issuance of the policy. Standards for type of loan, property type, and credit history of the borrower are established consistent with the Company's risk strategy. The program has allowed the Company to serve a greater number of the larger, well established mortgage originators. The Company's delegated underwriting program accounted for 17% of commitments received in 1999 compared to 16% in 1998 and 18% in 1997. Many lenders who are not part of the delegated underwriting process participate in the Stick With Triad underwriting program. The performance of loans insured under the delegated underwriting program has been comparable to the Company's non-delegated business.

     The Company utilizes its underwriting skills to provide a contract underwriting service to its customers. For a fee, Triad underwrites fully documented underwriting files for secondary market compliance, while at the same time assessing the file for mortgage insurance, if applicable. In addition, the

Company offers Fannie Mae's Desktop Originator and Desktop Underwriter, as well as the personnel to conduct the underwriting tasks, as a service to its contract underwriting customers. The Company also offers its contract underwriting customers direct access to Freddie Mac's Loan Prospector. These products, which are designed to streamline and reduce costs in the mortgage origination process, supply the Company's customers with fast and accurate service regarding loan compliance and Fannie Mae's or Freddie Mac's decision for loan purchase or securitization.

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

     The Company uses a comprehensive audit plan designed to determine whether the underwriting decisions being made are consistent with the policies, procedures, and expectations for quality as set forth by management. All areas of business activity which involve an underwriting decision are included, with emphasis on new products, new procedures, contract underwritten loans, delegated loans, new employees, and new master policyholders and branches of an existing master policy holder. The process used to identify categories of loans selected for an audit begins with the identification and evaluation of certain defined and verifiable risk elements. Each loan is then tested against these elements to identify loans which fail to meet prescribed policies or an identified norm. The procedure allows the Company's management to identify concerns, not only at the loan level, but also portfolio concerns which may exist within a given category of business.

CLAIMS-PAYING ABILITY RATINGS

     Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase high LTV mortgages or mortgage-backed securities unless the private mortgage insurance coverage on the mortgages has been issued by an insurer with a claims-paying ability rating of at least "AA-" from Standard & Poor's Rating Services, a division of the McGraw-Hill Companies, Inc. ("S&P"), Fitch IBCA ("Fitch"), or Duff & Phelps Credit Rating Co. ("Duff & Phelps") or a financial strength rating from Moody's Investor Service ("Moody's") of at least "Aa3." Fannie Mae and Freddie Mac require mortgage guaranty insurers to maintain two ratings of "AA-" or better. Private mortgage insurers are not rated by any other independent nationally-recognized insurance industry rating organization or agency (such as the A.M. Best Company).

     Triad has its claims-paying ability rated by S&P, Fitch, and Duff & Phelps. These ratings are an indication to a mortgage insurer's customers of the insurer's present financial strength and its capacity to pay future claims. Ratings are generally considered an important element in a mortgage insurer's ability to compete for new business. Triad is rated "AA" by S&P, Fitch, and Duff & Phelps. These ratings allow Triad to compete on similar risk-to- capital guidelines as its competitors. Triad has not sought and does not presently intend to seek a financial strength rating from Moody's.

     S&P defines insurers rated "AA" as offering excellent financial security and having the capacity to meet policyholder obligations that is strong under a variety of economic and underwriting conditions. Fitch defines insurance companies rated "AA" as having a very strong claims-paying ability and to be only slightly more susceptible than companies rated "AAA" to exhibiting any weakening of financial strength due to adverse business and economic developments. Duff & Phelps defines insurers rated "AA" as having a very high claims-paying ability with only modest risk which may vary slightly over time due to economic and/or underwriting conditions. Ratings from S&P, Fitch, and Duff & Phelps are modified with a "+" or "-" sign to indicate the relative position of a company within its category.

     When assigning a claims-paying ability rating, S&P, Fitch, and Duff & Phelps generally consider: (i) the specific risks associated with the mortgage insurance industry, such as regulatory climate, market demand, growth, and competition; (ii) management depth, corporate strategy, and effectiveness of operations; (iii) historical operating results and expectations of current and future performance; and, (iv) long-term capital structure, the ratio of debt to equity, the ratio of risk to capital, near-term liquidity, and cash flow levels, as well as any reinsurance relationships and the claims-paying ability ratings of such reinsurers. Claims-paying ability ratings are based on factors relevant to policyholders, agents, insurance brokers, and intermediaries. Such ratings are not directed to the protection of investors and do not apply to any securities issued by the Company.

     Rating agencies issue claims-paying ability ratings based, in part, upon a company's performance sensitivity to various economic depression scenarios. In determining capital levels required to maintain a company's claims-paying ability rating, the rating agencies allow the use of different forms of capital including statutory capital, reinsurance and debt. In January 1998, the Company completed a $35 million private offering of notes due January 15, 2028. The notes are rated "A" by S&P and "A+" by Fitch. The Company contributed $25 million of the net proceeds from the sale of the notes to Triad. The effect of the Company's contribution of $25 million to the capital of Triad was to improve its risk-to- capital ratio and to provide additional capital considered in the rating agency's depression models.

     S&P, Fitch, and Duff & Phelps periodically review Triad's claims-paying ability, as they do with all rated insurers. Ratings can be withdrawn or changed at any time by a rating agency.

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

     Certain premiums and losses are assumed from and ceded to non-affiliated insurance companies under various quota share reinsurance agreements. The ceding agreement principally provides the Company with increased capacity to write business and achieve a more favorable geographic dispersion of risk. Less than 0.1% of Triad's risk in force at December 31, 1999, and direct premiums written in 1999 were ceded in quota share arrangements to non-affiliated reinsurance companies. In addition, the Company reinsures portions of the risk written on loans originated by certain lenders with captive reinsurance companies affiliated with such lenders.

     Pursuant to deeper coverage requirements imposed by Fannie Mae and Freddie Mac, certain loans eligible for sale to such agencies with a loan-to-value ratio of over 90% require insurance with a coverage percentage of 30%, in contrast to the 25% coverage previously required. Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the claim amount, and, as a result, the deeper coverage portion of such insurance must be reinsured. Although changes by Fannie Mae and Freddie Mac are expected to reduce how many loans are insured over 25%, the need for reinsurance channels is not expected to change for Triad. To minimize reliance on third party reinsurers and to permit the Company to retain the premiums and related risk on deeper coverage business, Triad reinsures this deeper coverage business with its wholly-owned subsidiary Triad Guaranty Assurance Corporation ("TGAC"). As of December 31, 1999, TGAC had assumed approximately $63.5 million in risk from Triad.

     Captive mortgage insurance has become popular in the mortgage insurance market and a mortgage insurer must offer it to remain competitive within the industry. Triad entered the captive reinsurance market in 1999 with the LEAPSM (Lower Entry- Additional Profitability) program. The LEAP program is an excess of loss mortgage reinsurance program that provides lenders an opportunity to share in the risk and return of mortgage insurance on loans the lender originates or services. Under LEAP, the lender may elect a risk band with a flexible entry and exit point. LEAP also permits cessions significantly greater than the 25% industry standard arrangements that existed prior to this program.

     The LEAP program allows the lender to take advantage of the Company's innovative Capital GardSM program. Capital Gard is an additional tool to manage catastrophic loss risks on captive excess of loss structures. Capital Gard permits a captive reinsurer to spread its risk to other non-affiliated reinsurance companies in the event of an economic depression just as property and casualty reinsurers purchase catastrophic coverage to protect themselves against severe natural disasters. The combination of the LEAP and Capital Gard programs offer unmatched risk management opportunities with increased flexibility, based on the specific needs of each individual lender. Ceded premium under captive reinsurance agreements represented 0.2% of direct written premiums in 1999.

     The Company also has in place reinsurance agreements with non-affiliated reinsurers in association with certain of the Company's non-captive risk sharing programs. The reinsurance agreements are excess of loss contracts whereby the reinsurer will indemnify the Company with respect to losses covered as defined by the reinsurance agreements. In 1999, 1.1% of the Company's direct written premium was ceded to reinsurers under these agreements.

     At the end of 1999, 15.4% of Triad's insurance in force had been insured under some type of risk-sharing arrangement as compared to 11.1% at year end
1998. Risk-sharing arrangements represented 22.9% of Triad's net new insurance written in 1999.

     In November 1999, Triad formed Triad Re Insurance Corporation ("Triad Re") as a wholly-owned sponsored captive reinsurance company domiciled in Vermont. Triad Re was capitalized in February 2000, with regulatory capital of $1.0 million. As of December 31, 1999, no risk had been ceded to Triad Re.

     The Company continues to maintain excess of loss reinsurance arrangements designed to protect the Company in the event of a catastrophic level of losses. Throughout 1999, Triad maintained $25 million of excess of loss reinsurance through a non-affiliated reinsurer. In late 1999, Triad obtained access to an additional $100 million of excess of loss reinsurance coverage. The additional reinsurance further strengthens Triad's ability to weather an adverse economic event and is beneficial in maintaining rating agency ratings.

DEFAULTS AND CLAIMS

DEFAULTS

     The claim process on private mortgage insurance begins with the insurer's receipt of notification from the lender of a default on an insured's loan. Default is defined in the primary master policy as the failure by the borrower to pay, when due, an amount at least equal to the scheduled monthly mortgage payment under the terms of the mortgage. The master policy requires lenders to notify the Company of default on a mortgage payment within 10 days of either (i) the date on which the borrower becomes four months in default or (ii) the date on which any legal proceeding which affects the loan has been commenced, whichever occurs first. Notification is required within 45 days of the default if it occurs when the first payment is due. The incidence of default is affected by a variety of factors, including change in borrower income, unemployment, divorce, illness, the level of interest rates, and general borrower creditworthiness. Defaults that are not cured result in a claim to the Company. Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage.

     The following table shows the number of loans insured, related loans in default, percentage of loans in default (default rate as of the dates indicated), dollar amount of insured loans in default, dollar amount of direct risk (gross of reinsurance) with respect to insured loans in default, and reserves per delinquent loan.

                               Default Statistics


                                                                      December 31
                                                        1999       1998       1997       1996       1995
                                                        ----       ----       ----       ----       ----
Number of insured loans in force.................... 108,623     97,222     82,682     62,334     49,791
Number of loans in default..........................     690        518        388        273        206
Percentage of loans in default (default rate).......   0.64%      0.53%      0.47%      0.44%      0.41%
Dollar amount of insured loans in default (000's)... $67,802    $50,882    $37,828    $25,253    $19,907
Dollar amount of direct risk with respect to
insured loans in default (000's).................... $18,108    $13,216     $9,249     $5,770     $4,071
Reserve per delinquent loan......................... $21,378    $23,442    $23,094    $23,097    $22,277


CLAIMS

     Claims result from defaults that are not cured. The frequency of claims does not directly correlate to the frequency of defaults due in part to the Company's loss mitigation efforts and the borrower's ability to overcome temporary financial setbacks. The likelihood that a claim will result from a default, and the amount of such claim, principally depend on the borrower's equity at the time of default and the borrower's (or the lender's) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage, as well as the effectiveness of loss mitigation efforts. Claims are also affected by local housing prices, interest rates, unemployment levels, the housing supply, and the borrower's desire to avoid foreclosure. During the default period, the Company works with the insured for possible early disposal of underlying properties when the chance of the loan reinstating is minimal. Such dispositions typically result in a reduced claim amount to the Company.

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

     Generally, the Company does not pay a claim for loss under the master policy if the application for insurance for the loan in question contains fraudulent information, material omissions. or misrepresentations which increase the risk characteristics of the loan. The Company's master policy also excludes any cost or expense related to the repair or remedy of any physical damage (other than "normal wear and tear") to the property collateralizing an insured mortgage loan. Such physical damage may be caused by accident, natural occurrence or otherwise.

     Under the terms of the master policy, the lender is required to file a claim with the Company no later than 60 days after it has acquired good and marketable title to the underlying property through foreclosure. A primary insurance claim amount includes (i) the amount of unpaid principal due under the loan; (ii) the amount of accumulated delinquent interest due on the loan (excluding late charges) to the date of claim filing; (iii) expenses advanced by the insured under the terms of the master policy, such as hazard insurance premiums, property maintenance expenses and property taxes to the date of claim filing; and, (iv) certain foreclosure and other expenses, including attorneys fees. Such claim amount is subject to review and possible adjustment by the Company. An average of about 12 months elapses from the date of default to a payment of claim on an uncured default. The Company's experience indicates that the claim amount on a policy generally ranges from 110% to 115% of the unpaid principal amount of a foreclosed loan.

     Within 60 days after the claim has been filed, the Company has the option of either (i) paying the coverage percentage specified on the certificate of insurance (usually 15% to 30% of the claim), with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property or (ii) paying 100% of the claim amount in exchange for the lender's conveyance of good and marketable title to the property to the Company, with the Company selling the property for its own account. The Company attempts to choose the claim settlement option which costs the least. In general, the Company settles claims by paying the coverage percentage of the claim amount. In 1999, the Company exercised the option to acquire one property. This property was valued at $145,515 on December 31, 1999, which is the lower of cost or net realizable value. In 1998, the Company did not exercise the option to acquire any property and did not own any real estate acquired through claim settlements at December 31, 1998.

LOSS MITIGATION

     Once a default notice is received, the Company attempts to mitigate its loss. Through proactive intervention with insured lenders and borrowers, the Company has been successful in reducing the number and severity of its claims for loss. Loss mitigation techniques include pre-foreclosure sales, advances to assist distressed borrowers who have suffered a temporary economic setback, and the use of new repayment schedules, refinances, loan modifications, forbearance agreements, and deeds-in-lieu of foreclosure. Such mitigation efforts typically result in a savings to the Company over the percentage coverage amount payable under the certificate of insurance. Through loss mitigation efforts, the Company has paid out only 67% of its potential exposure on claims paid ever-to-date through December 31, 1999.

LOSS RESERVES

     The Company establishes reserves to provide for the estimated costs of settling claims with respect to loans reported to be in default and estimates of loans in default which have not been reported. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. Although the Company believes that its overall reserve levels at December 31, 1999, are adequate to meet its future obligations, due to the inherent uncertainty of the reserving process there can be no assurance that its reserves will prove to be adequate to cover ultimate loss developments.

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

          Reconciliation of Losses and Loss Adjustment Expense Reserves

                                                                         Year Ended December 31
                                                                             (in thousands)
                                                            1999       1998       1997        1996        1995
                                                            ----       ----       ----       ------      -----
Reserve for losses and LAE, net of related
 reinsurance recoverables, at beginning of year......    $ 12,116     $ 8,909    $ 5,974    $ 3,703    $ 2,466

Add losses and LAE incurred in respect of
  defaults occurring in:
     Current year (1)................................       9,322       7,953      6,023      4,673      3,191
     Prior years (1) (2).............................      (2,211)       (944)      (846)    (1,394)      (974)
                                                         --------     -------    -------    -------    -------
Total incurred losses and LAE........................       7,111       7,009      5,177      3,279      2,217

Deduct losses and LAE paid in respect of
  defaults occurring in:
     Current year....................................         236         267        210        167        216
     Prior years.....................................       4,268       3,535      2,032        841        764
                                                         --------     -------    -------    -------    -------
Total payments.......................................       4,504       3,802      2,242      1,008        980

Reserve for losses and LAE, net of the related
 reinsurance recoverables, at end of year ...........      14,723      12,116      8,909      5,974      3,703

Reinsurance recoverables on unpaid losses and
 LAE, at the end of year ............................          28          27         51        331        886
                                                         --------     -------    -------    -------    -------

Reserve for unpaid losses and LAE, before
deduction of reinsurance recoverables on unpaid
losses, at end of year...............................    $ 14,751     $12,143    $ 8,960    $ 6,305    $ 4,589
                                                         ========     =======    =======    =======    =======
-----------

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

ANALYSIS OF DIRECT RISK IN FORCE

     A foundation of the Company's business strategy is proactive risk selection. The Company analyzes its portfolio in a number of ways to identify any concentrations of risk or imbalances in risk dispersion. The Company believes that the quality of its insurance portfolio is affected predominantly by (i) the quality of loan originations (including the strength of the borrower and the marketability of the property); (ii) the attributes of loans insured (including LTV ratio, purpose of the loan, type of loan instrument and type of underlying property securing the loan); (iii) the seasoning of the loans insured; (iv) the geographic dispersion of the underlying properties subject to mortgage insurance; and, (v) the quality and integrity of lenders from which the Company receives loans to insure.

LENDER AND PRODUCT CHARACTERISTICS

         The following table reflects the percentage of direct gross risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated on December 31, 1999 and 1998:

Direct Risk in Force

                                                                 December 31
Product Type:                                                   1999      1998
                                                                ----      ----

Primary..................................................       100.0%    100.0%
Pool.....................................................         0.0%      0.0%
                                                                -----     -----
Total....................................................       100.0%    100.0%
                                                                =====     =====

Direct Primary Risk in Force

                                                                   December 31
                                                                  1999     1998
                                                                  -----    ----
Direct Risk in Force (dollars in millions)................       $3,223   $2,777
Lender Concentration:
Top 10 lenders (by original applicant)....................        31.0%    31.7%
LTV:
95.01% and above..........................................         2.0%     1.0%
90.01% to 95.00%..........................................        50.0%    50.4%
90.00 and below...........................................        48.0%    48.6%
                                                                 -----    -----
Total.....................................................       100.0%   100.0%
                                                                 =====    =====
Loan Type:
Fixed.....................................................        94.5%    92.4%
ARM (positive amortization) (1)...........................         5.5%     7.6%
ARM (potential negative amortization) (2).................         0.0%     0.0%
ARM (scheduled negative amortization) (2).................         0.0%     0.0%
Other.....................................................         0.0%     0.0%
                                                                 -----    -----
Total.....................................................       100.0%   100.0%
                                                                 =====    =====
Mortgage Term:
15 years and under........................................         6.8%     7.0%
Over 15 years.............................................        93.2%    93.0%
                                                                 -----    -----
Total.....................................................       100.0%   100.0%
                                                                 =====    =====
Property Type:
Noncondominium (principally single-family detached).......        95.6%    95.5%
Condominium...............................................         4.4%     4.5%
                                                                 -----    -----
Total.....................................................       100.0%   100.0%
                                                                 =====    =====
Occupancy Status:
Primary residence.........................................        98.6%   100.0%
Second home...............................................         1.1%     0.0%
Nonowner occupied.........................................         0.3%     0.0%
                                                                 -----    -----
Total.....................................................       100.0%   100.0%
                                                                 =====    =====
Mortgage Amount:
$200,000 or less..........................................        92.5%    93.9%
Over $200,000.............................................         7.5%     6.1%
                                                                 -----    -----
Total.....................................................       100.0%   100.0%
                                                                 ======   =====

(1) Refers to loans where payment adjustments are the same as mortgage interest rate adjustments.

(2) Scheduled negative amortization is defined by the Company as the increase in loan balance that will occur if interest rates do not change. Loans with potential negative amortization will not have increasing principal balances unless interest rates increase.

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

     Approximately 2% of the Company's risk in force is comprised of the 97% LTV product ("97s"), which is offered primarily to low and moderate income borrowers. The Company believes that these "affordable housing" loans have higher risks than its other insured business and has often attracted borrowers with weak credit histories, generally resulting in higher loss ratios. In keeping with the Company's established risk strategy, the Company has not aggressively solicited this segment of the industry. The Company does not routinely delegate the underwriting of its 97% LTV product.

     The Company actively pursues only positively amortizing ARMs with industry standard caps. Payments on these loans adjust fully with interest rate adjustments. To date, the performance of the Company's ARM loans has been consistent with that of the fixed rate portfolio. However, since historical claim frequency data on ARMs has not yet been tested during a prolonged period of economic stress, there can be no assurance that claim frequency on ARMs may not eventually be higher, particularly during a period of rising interest rates combined with decreasing housing prices. In its normal course of operations, the Company's existing underwriting policy does not permit coverage of ARMs with "scheduled" negative amortization. ARMs with "potential" negative amortization characteristics due to differences in the timing of interest rate and payment changes are accepted under limited conditions.

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

     The Company believes that the risk of claim is also affected by the type of property securing the insured loan. In management's opinion, loans on single-family detached housing are subject to less risk of claim incidence than loans on other types of properties. The Company believes that attached housing types, particularly condominiums and cooperatives, are a higher risk because in most areas condominiums and cooperatives tend to be more susceptible to downward fluctuations in value than single family detached dwellings in the same market. The term "single-family" applies to all one-to-four unit dwellings and includes detached and attached townhouse units with fee simple ownership, condominiums, and cooperatives. Triad does not insure cooperatives.

     Loans on primary residences that were owner occupied at the time of loan origination constituted approximately 99% of the Company's risk in force at December 31, 1999. Because management believes that loans on non-owner occupied properties represent a substantially higher risk of claim incidence and are subject to greater value declines than loans on primary homes, the Company does not actively pursue these loans.

     The Company's book of business is less mature than that of the private mortgage insurance industry as a whole, with the Company's direct risk in force having a weighted average life of 2.8 years at December 31, 1999, and 2.4 years at December 31, 1998, compared to an estimated industry average of 3.7 years at December 31, 1999.

     The following table shows the percentage of direct risk in force as of December 31, 1999, for policies written from 1988 through 1999 by the Company, as well as the cumulative loss ratio (calculated as losses paid divided by premiums written, in each case for a particular certificate year) which has developed, through December 31, 1999, for the policies written during the years indicated and excludes the effects of reinsurance:




    Certificate                          Percent   Cumulative Ratio of Losses
       Year     Direct Risk in Force    of Total   Paid to Premiums Written(1)
       ----     --------------------    --------   ---------------------------
                    (in millions)
       1988         $     0.7              0.0%               14.4%
       1989               1.0              0.0                24.1
       1990               2.3              0.1                17.9
       1991               8.8              0.3                11.5
       1992              34.8              1.1                 8.2
       1993              99.1              3.1                 5.1
       1994              89.1              2.7                 7.7
       1995             154.0              4.8                 7.9
       1996             243.9              7.6                 7.0
       1997             536.7             16.6                 4.1
       1998           1,086.1             33.7                 0.3
       1999             966.0             30.0                 0.0
                       ------            -----
      Total         $ 3,222.5            100.0%
                    =========            =====
-------------------------
(1) Claim activity is not spread evenly throughout the coverage period of the book of business. Based on the Company's and the industry's historical experience, claims incidence is highest in the third through sixth years after loan origination, and relatively few claims are paid during the first two years
after  loan  origination.   Thus,  the  cumulative  loss  experience  of  recent
certificate years is not indicative of ultimate losses.

GEOGRAPHIC DISPERSION

     The following tables reflect the percentage of direct risk in force on the Company's book of business (by location of property) for the top ten states and the top ten metropolitan statistical areas ("MSAs") as of December 31, 1999. The Company continues to diversify its risk in force geographically. The percentage of the Company's direct risk in force by top ten states declined to 69.4% for 1999 compared to 70.6% and 73.9% for 1998 and 1997, respectively. The percentage of the Company's direct risk in force by top ten MSAs was 36.3% for 1999 compared to 33.0% and 36.8% for 1998 and 1997, respectively.

               Top Ten States                                   Top Ten MSAs
               --------------                                   ------------
                 December 31                                     December 31
                    1999                                             1999
                    ----                                             ----
California          11.5%              Chicago, IL                   11.0%
Illinois            11.4               Los Angeles, CA                4.6
Georgia              9.1               Washington, DC                 4.0
Florida              7.8               Atlanta, GA                    3.8
Texas                7.4               San Francisco/Oakland, CA      2.5
North Carolina       6.3               Philadelphia, PA               2.5
Virginia             4.6               Houston/Galveston, TX          2.3
Pennsylvania         4.1               Phoenix, AZ                    2.0
Colorado             3.8               Charlotte/Gastonia, NC         1.9
Arizona              3.4               Dallas/Forth Worth, TX         1.7
                   -----                                             ----
Total               69.4%              Total                         36.3%
                   =====                                             ====

     While the Company continues to diversify its risk in force geographically, a prolonged regional recession, particularly in its high concentration areas, such as the Southeastern, Western, Middle Atlantic, and upper Mid-Western states, or a prolonged national economic recession, could significantly increase loss development.

INVESTMENT PORTFOLIO

     Income from its investment portfolio is one of the Company's primary sources of cash flow to support its operations and claims payments. The Company has an investment advisory agreement with CML for management of its portfolio.

     The Company follows an investment policy which requires: (i) 80% of its investment portfolio (together with cash assets) to consist of cash, short-term investments, and debt securities (including redeemable preferred stocks) which, at the date of purchase, were rated investment grade by a nationally recognized rating agency (e.g.,"BBB-" or better by S&P) and (ii) at least 50% of its investment portfolio (together with cash assets) to consist of cash, cash equivalents, and securities which, at the date of purchase, were rated one of the two highest investment grades by a nationally recognized rating agency. At December 31, 1999, the Company's total investment portfolio had a fair market value of $191.6 million and did not include any real estate or mortgage loans.

     Liquidity is sought through cash equivalent investments and through diversification and investment in publicly traded securities. The Company attempts to maintain a level of liquidity and a duration in its investment portfolio consistent with its business outlook and the expected timing, direction, and degree of changes in interest rates. As of December 31, 1999, no investment in the securities of any single issuer (other than the U.S. government and its agencies) exceeded 2% of the Company's investment portfolio.

     The Company's investment policies and strategies are subject to change depending upon regulatory, economic, and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     The following table shows the results of the Company's investment portfolio for the periods indicated:

                          INVESTMENT PORTFOLIO RESULTS

                                                 1999             1998            1997           1996          1995
                                                 ----             ----            ----           ----          ----
Average investments (1).................     $183,987,661     $151,711,923    $103,804,750    $89,577,031   $79,253,289

Pre-tax net investment income...........      $10,545,663       $9,289,026      $6,234,142     $5,446,672    $4,836,461

Effective pre-tax yield (1).............             5.7%             6.1%            6.0%           6.1%          6.1%

Tax-equivalent yield (2)................             7.7%             7.9%            8.0%           7.7%          7.5%

Pre-tax realized gain (loss)
on sale of investments..................       $1,153,191         $880,502         $34,330     $(162,385)      $172,992
-------------------------

(1) Based on historical cost adjusted for amortization and accretion of premium and discount.
(2) Based on book value and the Company's marginal tax rate.

     The diversification of the Company's investment portfolio at December 31, 1999, is shown in the table below:

                      INVESTMENT PORTFOLIO DIVERSIFICATION

                                                    December 31, 1999
                                        ----------------------------------------
                                        Amortized Cost   Fair Value   Percent(1)
                                        --------------   ----------   ----------
Available-for-sale securities:
  Fixed maturity securities:

   U.S. government obligations.......... $  7,106,820    $  7,103,956     3.7%

   Mortgage-backed bonds................    1,112,041       1,143,066      0.6

   State and municipal bonds............  124,379,747     117,836,936     61.5

   Industrial & miscellaneous...........   41,380,256      38,495,458     20.1
                                         ------------    ------------
       Total fixed maturities...........  173,978,864     164,579,416

 Equity securities......................   10,952,390      13,075,648      6.8
                                         ------------    ------------

  Total available-for-sale securities...  184,931,254     177,655,064

Short-term investments.................   13,908,666      13,908,666      7.3
                                         ------------    ------------     -----
                                         $198,839,920    $191,563,730    100.0%
                                         ============    ============    ======
----------------
(1)  Percentage of fair value.

     The following table shows the scheduled maturities at December 31, 1999, of the fixed maturity securities held in the Company's investment portfolio:

                     INVESTMENT PORTFOLIO SCHEDULED MATURITY

                                                 December 31, 1999
                                           ----------------------------
                                            Fair Value          Percent
                                            ----------          -------
One year or less.........................  $  3,614,071           2.2%

After one year through five years........    20,865,314          12.7

After five years through ten years.......    25,138,329          15.3

After ten years though twenty years......    86,790,318          52.7

After twenty years.......................    27,028,318          16.4

Mortgage-backed securities (1)...........     1,143,066           0.7
                                            -----------         -----
         Total...........................  $164,579,416         100.0%
                                           ============         =====

(1)Substantially all of these securities are guaranteed by U.S. Government Agencies.

         The following table shows the ratings of the Company's investment portfolio as of December 31, 1999:

                         INVESTMENT PORTFOLIO BY RATING

                                                          December 31, 1999
                                                      -------------------------
Rating(1)                                              Fair Value       Percent
---------                                              ----------       -------

Fixed maturities:
         U.S. Treasury and U.S. agency bonds.....    $   8,247,022         5.0%
         AAA.....................................       54,485,984        33.1
         AA......................................       25,252,960        15.4
         A.......................................       35,638,813        21.7
         BBB.....................................       21,388,071        13.0
         BB......................................        7,792,717         4.7
         B.......................................        5,602,196         3.4
         C.......................................          126,000         0.1
         D.......................................          383,085         0.2
         NR......................................        5,662,568         3.4
                                                     -------------       -----
              Total fixed maturities.............    $ 164,579,416       100.0%
                                                     =============       =====

Equities:
         AAA.....................................    $     491,250         3.8%
         AA......................................          471,444         3.6
         A.......................................        9,255,479        70.8
         BBB.....................................          956,255         7.3
         BB......................................                0         0.0
         B.......................................        1,901,220        14.5
                                                     -------------       -----
             Total equities......................    $  13,075,648       100.0%
                                                     =============       =====
Total Portfolio..................................    $ 177,655,064
                                                     =============
                            -------------------------
(1) Current ratings as assigned by the NRSRO (Nationally Recognized Statistical Rating Organization). The NRSRO includes the following nationally recognized rating agencies: S&P, Moody's, Duff & Phelps, and Fitch.

REGULATION

DIRECT REGULATION

     The Company's insurance subsidiaries are subject to comprehensive, detailed regulation, principally for the protection of policyholders and their borrowers rather than for the benefit of investors, by the insurance departments of the various states in which each insurer is licensed to transact business. Although their scope varies by state, state insurance laws in general grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business. These include the licensing of companies to transact business, claims handling practices, reinsurance requirements, varying degrees of control over premium rates, the forms and policies offered to customers, financial statements, periodic financial reporting, permissible investments, and adherence to financial standards relating to statutory surplus, dividends, and other criteria of solvency intended to assure the satisfaction of obligations to policyholders.

     All states have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and furnish to the regulator financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of the insurers within the system. Generally, all transactions within a holding company system between an insurer and its affiliates must be fair and reasonable and the insurer's statutory policyholders' surplus following any transaction with an affiliate must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Most states also regulate transactions between insurance companies and their parents and/or affiliates. There can be no assurance that state regulatory requirements will not become more stringent in the future and have an adverse effect on the Company.

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

     Triad is required by Illinois insurance laws to provide for a contingency reserve in an amount equal to at least 50% of earned premiums in its statutory financial statements. Such reserves must be maintained for a period of 10 years except in circumstances where high levels of losses exceed regulatory thresholds. The contingency reserve, designed to provide a cushion against the effect of adverse economic cycles, has the effect of reducing statutory surplus and restricting dividends and other distributions by Triad. At December 31, 1999, Triad had statutory policyholders' surplus of $94.6 million and statutory contingency reserve of $113.8 million. At December 31, 1998, Triad had statutory policyholders' surplus of $89.5 million and a statutory contingency reserve of $81.6 million. Triad's statutory earned surplus was $10.9 million at year end 1999 versus $5.8 million at year end 1998, reflecting growth in statutory net income greater than the increase in the statutory contingency reserve.

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

     Although not subject to a rating law in Illinois, premium rates for mortgage insurance are subject to regulation in most states to protect policyholders against the adverse effects of excessive, inadequate, or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer's loss experience, expenses, and future trend analysis. The general mortgage default experience may also be considered.

     TGAC was organized as a subsidiary of Triad under the insurance laws of the state of Illinois in December 1994, and as an Illinois domiciled insurer, is subject to all Illinois insurance regulatory requirements applicable to Triad.

     Triad Re was organized as a subsidiary of Triad under the insurance laws of the state of Vermont in November 1999, and as a Vermont domiciled insurer, is subject to Vermont insurance regulatory requirements.

     Triad, TGAC, and Triad Re are subject to examination of its affairs by the insurance departments of each of the states in which it is licensed to transact business. The Illinois Insurance Director and Vermont Insurance Commissioner periodically conduct financial examinations of insurance companies domiciled in their states. The most recent examinations of Triad and TGAC, were issued by the Illinois Insurance Department on February 3, 2000, and covered the period

January 1, 1995, through December 31, 1998. No material recommendations were made as a result of these examinations.

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

     Regulation of reinsurance varies by state. Except for Illinois, Wisconsin, New York, Ohio, and California, most states have no special restrictions on reinsurance that would apply to private mortgage insurers other than standard reinsurance requirements applicable to property and casualty insurance companies. Certain restrictions, including reinsurance trust fund or letter of credit requirements, apply under Illinois law to domestic companies and under the laws of several other states to any licensed company ceding business to unlicensed reinsurers. If a reinsurer is not admitted or approved, the company doing business with the reinsurer cannot take credit in its statutory financial statements for the risk ceded to such reinsurer absent compliance with the reinsurance security requirements. In addition, some states in which Triad does business have limited private mortgage insurers to a maximum policy coverage limit of 25% of the insured's claim amount and require coverages in excess of 25% to be reinsured through another licensed mortgage insurer.

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

     As the dominant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage guaranty insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for such insurers to be eligible to insure loans sold to such agencies. Freddie Mac's current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, and financial requirements which generally mirror state insurance regulatory requirements. These requirements are subject to change from time to time and Freddie Mac is currently considering modifications to its existing eligibility guidelines. Fannie Mae also has eligibility requirements, although such requirements are not published. Triad is an approved mortgage insurer for both Freddie Mac and Fannie

Mae and meets all eligibility requirements. There can be no assurance, however, that such requirements will not change or that Triad will continue to meet such requirements. In addition, to the extent Fannie Mae or Freddie Mac assumes default risk for itself that would otherwise be insured, changes current guarantee fee arrangements, allows alternative credit enhancement, alters or liberalizes underwriting guidelines on low down payment mortgages they purchase, or otherwise changes its business practices or processes with respect to such mortgages, private mortgage insurers may be affected.

     Government Sponsored Enterprises (GSE) Fannie Mae and Freddie Mac both accept reduced mortgage insurance coverage from lenders that deliver loans approved by the GSEs' automated underwriting services, Desktop Underwriter and Loan Prospector, respectively. Generally, Fannie Mae's and Freddie Mac's reduced mortgage insurance coverage options provide for: (i) across-the-board reductions in required MI coverage on 30-year fixed-rate loans recommended for approval by GSE's automated underwriting services to the levels in effect in 1994; (ii) reduction in required MI coverage, for loans with only a 5% down payment (a 95%
LTV), from 30% to 25% of the mortgage loan covered by MI; and, (iii) reduction in required MI coverage, for loans with a 10% down payment (a 90% LTV loan), from 25% to 17% of the mortgage loan covered by MI. In addition, the GSE's have implemented other programs that further reduce MI coverage upon the payment of an additional fee by the lender. Under this option, a 95% LTV loan will require 18% of the mortgage loan to have mortgage insurance coverage. Similarly, a 90% LTV loan will require 12% of the mortgage loan to have mortgage insurance. In order for the home buyer to have MI at these levels, such loans would require a payment at closing or a higher note rate.

     Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase mortgages or mortgage-backed securities unless the private mortgage insurance on the mortgages has been issued by an insurer with a claims-paying ability rating of at least "AA-" from S&P, Fitch, or Duff & Phelps or a financial strength rating of at least "Aa3" from Moody's. Fannie Mae and Freddie Mac require mortgage guaranty insurers to maintain two ratings of "AA-" or better. Triad has a claims-paying ability rating of "AA" from S&P, Fitch, and Duff & Phelps. These ratings meet the eligibility requirements of Fannie Mae and Freddie Mac. S&P, Fitch, and Duff & Phelps include TGAC operations and financial position with those of Triad in rating Triad's claims-paying ability. There can be no assurance that Triad's claims-paying ability rating, the method by which this rating is determined, or the eligibility requirements of Fannie Mae and Freddie Mac will not change.

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

     Various lawsuits filed in US district court in Augusta, Georgia assert that defendant mortgage insurers have violated RESPA guidelines by offering pool insurance, captive reinsurance, and contract underwriting services at preferential below market prices as an illegal inducement to persuade lenders to use those mortgage insurers for primary insurance coverage. The lawsuits seek class action status. In particular, the suits contend that pool insurance has been underpriced in regard to the amount of risk involved. Triad has not been named in the lawsuits and does not offer pool insurance. Management does not know if Triad will be named in the lawsuits, what the outcome of the legal proceedings will be, or the future impact of these lawsuits on the mortgage insurance industry.

     Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant's race, nationality, gender, marital status, and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 ("HMDA"). The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data although under the laws of several states mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. The active mortgage insurers, through their trade association, the Mortgage Insurance Companies of America ("MICA"), have entered into an agreement with the Federal Financial Institutions Examinations Council ("FFIEC") to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

INDIRECT REGULATION

     The Company, Triad, and its subsidiaries are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers such as the FHA as well as lenders. Private mortgage insurers, including Triad, are highly dependent upon federal housing legislation and other laws and regulations which affect the demand for private mortgage insurance and the housing market generally. For example, housing legislation enacted in 1992 permits up to 100% of borrower closing costs to be financed by loans insured by FHA, a significant increase from the previous 57% limit. Also, in April 1994, HUD reduced the initial premium (payable at loan origination) for FHA insurance from 3.0% to 2.25%. Effective January 2000, the maximum individual loan amount that the FHA could insure increased from $208,800 to $219,849. The maximum individual loan amount the VA can insure presently is $203,000. The maximum loan amounts that the FHA and VA can insure are subject to adjustment and may increase in the future. Any future legislation that increases the number of persons eligible for FHA or VA mortgages could have an adverse effect on the Company's ability to compete with the FHA or VA.

     Pursuant to the Financial  Institutions Reform,  Recovery,  and Enforcement
Act of 1989 ("FIRREA"), the Office of Thrift Supervision ("OTS") issued risk-based capital rules for savings institutions. These rules establish a lower capital requirement for a low down payment loan that is insured with private mortgage insurance, as opposed to remaining uninsured. Furthermore, the guidelines for real estate lending policies applicable to savings institutions and commercial banks provide that such institutions should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral for any high LTV mortgage. To the extent FIRREA's risk-based capital rules or the guidelines for real estate lending policies applicable to savings institutions and commercial banks are changed in the future, some of the benefits of FIRREA and the guidelines for real estate lending policies to the mortgage insurance industry, including Triad, may be curtailed or eliminated.

     The Office of Federal Housing Enterprise Oversight ("OFHEO") has proposed a risk- based capital regulation for Fannie Mae and Freddie Mac. The proposal sets up "hair cuts" for different types of credit enhancement utilized by the GSEs based on the rating given the entity providing the enhancement and the nature of the credit enhancement provided. For example, derivative and nonderivative counterparties are treated differently as are entities with different credit ratings. The proposed regulation is currently open for comment. Management does not know what the outcome of the proposal will be or the future impact of the proposal, if adopted, on the mortgage insurance industry. If the proposal is adopted and AA-rated entities are treated less favorably than AAA-rated entities, the regulation may adversely affect mortgage insurers that cannot obtain a AAA rating.

     Fannie Mae and Freddie Mac each provide their own automated underwriting system to be used by mortgage originators selling mortgages to them. These systems, which are provided by Triad as a service to the Company's contract underwriting customers, streamline the mortgage process and reduce costs. As a result of the increased acceptance of these products, the process by which mortgage originators sell loans to Fannie Mae and Freddie Mac is becoming increasingly automated, a trend which is expected to continue. As a result, Fannie Mae and Freddie Mac could develop the capability to become the decision maker regarding selection of a private mortgage insurer for loans sold to them, a decision traditionally made by the mortgage originator. The Company, however, is not aware of any plans to do so. The concentration of purchasing power that would be attained if such development in fact occurred could adversely affect, from the Company's perspective, the terms on which mortgage insurance is written on loans sold to Fannie Mae and Freddie Mac.

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

     Upon request by an insured, Triad must cancel the mortgage insurance for a mortgage loan. Fannie Mae and Freddie Mac guidelines, as well as several existing and proposed state statutes, contain various provisions which give borrowers the right to request cancellation of borrower paid mortgage insurance when specified conditions are met. The Homeowners Protection Act of 1998, effective July 29, 1999, requires mortgage lenders to periodically update borrowers about their private mortgage insurance. Under the legislation, lenders must inform borrowers that: 1) they have private mortgage insurance; and 2) they may request cancellation of borrower paid mortgage insurance when their home equity (loan-to-value or LTV ratio) has reached 80% and other conditions are met. The legislation further requires lenders to automatically cancel borrower paid private mortgage insurance when home equity reaches 78% if certain conditions are met. Because most mortgage borrowers who obtain private mortgage insurance do not achieve 20% equity in their homes before the homes are sold or the mortgages refinanced, the Company does not expect to lose a significant amount of its insurance in force due to the enactment of this legislation.

     In 1996, the Office of the Comptroller of the Currency ("OCC") granted permission to national banks to have a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated or purchased by such banks. Several subsequent applications by banks to offer reinsurance have been approved by the OCC including at least one request to engage in quota share reinsurance. The OTS, which regulates thrifts and savings institutions, has announced that it would approve applications for such captive arrangements as well. The reinsurance subsidiaries of national banks or savings institutions could become significant competitors of the Company in the future.

     In November 1999, the Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999, became effective and allows holding companies of banks also to own a company that underwrites insurance. As a result of this Act, banking organizations that previously were not allowed to be affiliated with insurance companies may now do so. Management does not know to what extent this expanded opportunity for banks will be utilized or how it will affect the mortgage insurance industry. However, the evolution of federal law making it easier for banks to engage in the mortgage guaranty business through affiliates may subject mortgage guaranty insurers to more intense competition and risk-sharing with bank lender customers.

EMPLOYEES

     As of December 31, 1999, the Company employed 170 persons. Employees are not covered by any collective bargaining agreement. The Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Name                           Position                                    Age
----                           --------                                    ---

William T. Ratliff, III        Chairman of the Board of                    46
                               the Company and Triad

Darryl W. Thompson             President, Chief Executive                  59
                               Officer, and Director of the
                               Company and Triad

Ron D. Kessinger               Executive Vice President and                45
                               Chief Financial Officer of the
                               Company and Executive Vice
                               President of Triad

John H. Williams               Executive Vice President and                52
                               Director of Triad

Henry B. Freeman               Senior Vice President of Triad              50

Earl F. Wall                   Senior Vice President, Secretary,           42
                               and General Counsel of the
                               Company and Triad

Michael R. Oswalt              Senior Vice President, Controller,          38
                               Treasurer, and Principal Accounting
                               Officer of the Company and Triad

     WILLIAM T. RATLIFF, III has been the Chairman of the Board of the Company since 1993. Mr. Ratliff has also been Chairman of the Board of Triad since 1989, President of CIC since 1990 and was President and General Partner of CML from 1987 to 1995. Mr. Ratliff has been Chairman of New South Federal Savings Bank ("New South") since 1986 and President and Director of New South Bancshares, Inc., New South's parent company, since 1995. From March 1994, until December 1996, Mr. Ratliff served as President of Southwide Life Insurance Corp., of which he had been Executive Vice President since 1993. Mr. Ratliff joined CML in 1981 after completing his doctoral degree with a study of planning processes in an insurance company. Previously, he trained and worked as an educator, counselor, and organizational consultant.

     DARRYL W. THOMPSON has been the President, Chief Executive Officer and a Director of the Company since 1993. Mr. Thompson has also been President, Chief Executive Officer, and a Director of Triad since its inception in 1987. From 1986 to 1989, Mr. Thompson also served as President and Chief Executive Officer of Triad Life Insurance Company, which sold mortgage insurance products. From 1976 to 1985, Mr. Thompson served as Senior Vice President/Southeast Division Manager of MGIC. Mr. Thompson joined MGIC in 1972.

     RON D. KESSINGER has been Executive Vice President and Chief Financial Officer of the Company since December 1999. Mr. Kessinger has been Executive Vice President of Insurance Operations of Triad since June 1996. Mr. Kessinger was Vice President of Claims and Administration of Triad from January 1991 to June 1996. From 1985 to 1991, Mr. Kessinger was employed by Integon Mortgage Guaranty Insurance Corporation, most recently serving as Vice President of Operations. Prior to joining Integon Mortgage Guaranty Insurance Corporation, Mr. Kessinger was employed by the parent company of Integon Mortgage Guaranty Insurance Corporation.

     JOHN H. WILLIAMS has been Executive Vice President and a Director of Triad since its inception in 1987. From 1986 to 1987, Mr. Williams was employed by Triad Life Insurance Company to develop and organize Triad. From 1978 to 1985, Mr. Williams was employed by MGIC, most recently serving as Vice President of Secondary Market Trading.

     HENRY B. FREEMAN has been Senior Vice President of Risk Management of Triad since January 1999, and was a Vice President from 1987 till 1999. From 1981 to 1987, Mr. Freeman was employed by Home Guaranty Insurance Corporation, where he performed underwriting and claims management services.

     EARL F. WALL has been Senior Vice President of Triad since December 1999, General Counsel of Triad since January 1996, and Secretary since June 1996. Mr. Wall was Vice President of Triad from 1996 till 1999. Mr. Wall has been Senior Vice President of the Company since December 1999, and Secretary and General Counsel of the Company since September 1996. Mr. Wall was Vice President of the Company from 1996 to 1999. From 1982 to 1995, Mr. Wall was employed by Integon in a number of capacities including Vice President, Associate General Counsel, and Director of Integon Life Insurance Corporation and Georgia International Life Insurance Corporation, Vice President, and General Counsel of Integon Mortgage Guaranty Insurance Corporation, and Vice President, General Counsel, and Director of Marketing One, Inc.

     MICHAEL R. OSWALT has been Senior Vice President and Treasurer of the Company since December 1999, and Controller of the Company since March 1994. Mr. Oswalt has been a Senior Vice President and Treasurer of Triad since December 1999, and Controller of Triad since June 1996. Mr. Oswalt was Vice President of the Company and Triad from December 1994 to December 1999. Mr. Oswalt previously served as Vice President and Controller of CIC and Southwide Life Insurance Corp. from February 1994, until June 1996. From January 1993, to February 1994, Mr. Oswalt was employed by Complete Health Services, Inc. where he performed internal audit services. From 1991 to 1993, Mr. Oswalt was employed by Arthur Andersen & Co. Prior to joining Arthur Andersen & Co., Mr. Oswalt was employed by Deloitte & Touche from 1988 to 1991. Mr. Oswalt is a certified public accountant.

Officers of the Company serve at the discretion of the Board of Directors of the Company.


ITEM 2.   PROPERTIES.

     As of December 31, 1999, the Company leases office space in its Winston-Salem headquarters and its ten underwriting offices located throughout the country comprising approximately 41,593 square feet under leases expiring between 2000 and 2002 and which require annual lease payments of $643,542 in 2000. With respect to all facilities, the Company has, or believes it will be able to obtain, lease renewals on satisfactory terms. The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

     The Company maintains mid-range and micro-computer systems from its corporate data center located in its headquarters building to support its data processing requirements for accounting, claims, marketing, risk management, and underwriting. The Company has in place back-up procedures in the event of emergency situations.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.


                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on The Nasdaq Stock Market(R) under the symbol "TGIC." At December 31, 1999, 13,303,194 shares were issued and outstanding. The following table sets forth the highest and lowest closing prices of the Company's Common Stock, $0.01 par value, as reported by Nasdaq during the periods indicated.



                                  1999                      1998
                                  ----                      ----
                           High        Low             High       Low
First Quarter............ 22 3/4     13 9/16          42 1/8     30
Second Quarter........... 18 1/16    12               40 3/4     29 3/4
Third Quarter............ 20 1/8     16 5/8           35 7/8     22 3/4
Fourth Quarter .......... 23 1/2     16 7/16          25 3/8     13 1/2


     As of March 15, 2000, the number of stockholders of record of Company Common Stock was approximately 400. In addition, there were an estimated 3,000 beneficial owners of shares held by brokers and fiduciaries.

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

ITEM 6.   SELECTED FINANCIAL DATA

                                                                           Year Ended December 31
                                                  ------------------------------------------------------------------------
                                                        1999          1998          1997           1996           1995
                                                        ----          ----          ----           ----           ----
                                                                (Dollars in thousands, except per share amounts)
Income  Statement  Data (for period  ended):
Premiums written:
     Direct.......................................  $     65,381  $     52,974  $     40,083  $      26,152  $      18,890
     Assumed......................................            11            13            20             26             34
     Ceded........................................        (1,665)       (1,090)       (1,772)        (2,217)        (3,924)
                                                     -----------   -----------   -----------   ------------   ------------
                                                    $     63,727  $     51,897  $     38,331  $      23,961  $      15,000
                                                     ===========   ===========   ===========   ============   ============
Earned premiums...................................  $     63,970  $     52,822  $     38,522  $      24,727  $      15,478
Net investment income.............................        10,546         9,289         6,234          5,447          4,836
Realized investments gains (losses)...............         1,153           880            34           (162)           173
Other income......................................            13            14             8             --              1
                                                     -----------   -----------   -----------   ------------   ------------
     Total revenues...............................        75,682        63,005        44,798         30,012         20,488

Net losses and loss adjustment expenses...........         7,111         7,009         5,177          3,279          2,217
Interest expense on debt..........................         2,780         2,554            --             --             --
Amortization of deferred policy acquisition cost..         6,955         5,955         4,120          3,235          2,289
Other operating expenses (net of acquisition
        cost deferred)............................        15,061        12,435        10,257          7,259          4,753
                                                     -----------   -----------   -----------   ------------   ------------
Income before income taxes........................        43,775        35,052        25,244         16,239         11,229
Income taxes......................................        13,365        10,678         8,002          5,042          3,470
                                                     -----------   -----------   -----------   ------------   ------------
Net income........................................  $     30,410  $     24,374  $     17,242  $      11,197  $       7,759
                                                     ===========   ===========   ===========   ============   ============
     Basic earnings per share (1).................  $       2.28  $       1.83  $       1.30  $        0.84  $        0.59
     Diluted earnings per share (1)...............  $       2.23  $       1.76  $       1.26  $        0.83  $        0.58
                                                     -----------   -----------   -----------   ------------   ------------
Weighted average common and common share
     equivalents outstanding (1)
         Basic ...................................    13,312,104    13,342,749    13,291,160     13,277,853     13,196,067
         Diluted..................................    13,640,716    13,843,382    13,713,538     13,541,551     13,333,014

Balance Sheet Data (at year end):
     Total assets (2).............................  $    263,141  $    230,512  $    155,272  $     122,397  $     105,664
     Total invested assets........................  $    191,564  $    177,301  $    119,877  $      98,027  $      85,978
     Losses and loss adjustment expenses..........  $     14,751  $     12,143  $      8,960  $       6,305  $       4,589
     Unearned premiums............................  $      6,831  $      7,055  $      7,988  $       8,216  $       9,086
     Long-term debt ..............................  $     34,462  $     34,457  $         --  $          --  $          --
     Stockholders' equity.........................  $    157,072  $    137,531  $    111,781  $      91,680  $      80,441
Statutory Ratios (3):
     Loss ratio...................................         11.1%         13.3%         14.2%          16.0%          14.3%
     Expense ratio................................         40.5%         42.3%         42.5%          49.6%          59.1%
                                                     -----------   -----------   -----------   ------------   ------------
     Combined ratio...............................         51.6%         55.6%         56.7%          65.6%          73.4%
                                                     ===========   ===========   ===========   ============   ============
GAAP Ratios:
     Loss ratio...................................         11.1%         13.3%         13.4%          13.3%          14.3%
     Expense ratio................................         34.5%         35.4%         37.5%          43.8%          46.9%
                                                     -----------   -----------   -----------   ------------   ------------
     Combined ratio...............................         45.6%         48.7%         50.9%          57.1%          61.2%
                                                     ===========   ===========   ===========   ============   ============
Other Statutory Data (dollars in millions) (3):
     Direct insurance in force....................  $   13,038.0  $   11,256.6  $    9,176.7  $     6,556.3  $     5,080.3
     Direct risk in force (gross).................  $    3,222.5  $    2,777.4  $    2,231.4  $     1,515.4  $     1,090.6
     Risk-to-capital..............................        15.4:1        16.2:1        19.3:1         15.8:1         11.1:1

(1)  Periods have been restated to reflect the three-for-two stock split on June 28, 1996, and the two-for-one stock split on
     October 28, 1997.
(2)  Prior periodshave been restated to reflect reclassification of Tax and Loss bonds.
(3)  Based on  statutory  accounting  practices  and derived  from  consolidated statutory financial statements of Triad.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION.


RESULTS OF OPERATIONS

1999 COMPARED TO 1998

     Net income for 1999 increased 24.8% to $30.4 million compared to $24.4 million in 1998. This improvement is attributable primarily to a 21.1% increase in earned premiums, a 13.5% increase in net investment income, and an improved combined loss and expense ratio for all of 1999.

     Net income per share on a diluted basis increased 26.6% to $2.23 for 1999 compared to $1.76 per share for 1998. Operating earnings per share were $2.17 for 1999 compared to $1.72 for 1998. Operating earnings exclude net realized gains of approximately $1.2 million in 1999 and of approximately $881,000 in 1998.

     Net new insurance written was $4.4 billion for 1999 as compared to $4.8 billion for 1998, a decrease of 7.8%. For the fourth quarter, net new insurance written decreased 41.5% in 1999 to $892 million as compared to $1.5 billion in 1998. The Company also produced approximately $11 million of new insurance written on seasoned loans in 1999 compared to $225 million in 1998. The decrease in new insurance written was the result of changing business relationships and declines in the mortgage insurance market, especially during the fourth quarter of 1999. Driven by a higher interest rate environment, the total net new mortgage insurance written market decreased 27% in the fourth quarter of 1999 compared to the fourth quarter of 1998, according to industry data. Based upon this information, Triad's national market share of net new insurance written was 2.3% for all of 1999 compared to 2.6% for 1998. Total direct insurance in force reached $13.0 billion at December 31, 1999, compared to $11.3 billion at December 31, 1998, an increase of 15.8%.

     Total direct premiums written were $65.4 million for 1999, an increase of 23.4% compared to $53.0 million for 1998. Net premiums written increased by 22.8% to $63.7 million in 1999 compared to $51.9 million for 1998. Earned premiums increased 21.1% to $64.0 million for 1999 from $52.8 million for 1998. This growth in written and earned premium resulted from both new insurance production in 1999 and an improvement in the Company's persistency. Approximately 22.9% of new insurance written in 1999 was subject to captive mortgage reinsurance and similar arrangements compared to 6.6% of new insurance written in 1998. Ceded premiums for 1999, which includes third party reinsurance arrangements as well as captive reinsurance agreements, increased 53% over 1998. Management anticipates ceded premiums will continue to increase as a result of the expected increase in risk-sharing programs.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


     Refinance activity was 25.0% (11.5% in fourth quarter) of new insurance written in 1999 compared to 31.7% (34.3% in fourth quarter) of insurance written in 1998, reflecting the rise in interest rates during the year. Persistency, or the amount of insurance in force remaining from one year prior, was 77.1% at December 31, 1999, compared to 70.0% at December 31, 1998. Persistency for the fourth quarter of 1999 improved to an annualized rate of 83.6% reflecting the trend of rising interest rates and declining cancellations. Sales under the Company's monthly premium plan represented 96.4% of new insurance written in 1999 compared to 97.3% in the same period of 1998.

     Net investment income for 1999 was $10.5 million, a 13.5% increase over $9.3 million in 1998. This increase in investment income is the result of growth in the average book value of invested assets by $32.3 million to $184.0 million at December 31, 1999, from $151.7 million at December 31, 1998. The growth in invested assets is attributable to normal operating cash flow. The yield on average invested assets declined to 5.7% for 1999, as compared to 6.1% for all of 1998, reflecting the Company's continued investment strategy to emphasize tax preferred securities which yield lower pre-tax rates than similar fully taxable securities. The portfolio's tax-equivalent yield was 7.7% for 1999 versus 7.9% for 1998. Approximately 71% or $124.4 million of the Company's fixed maturity portfolio at December 31, 1999, was composed of state and municipal tax-preferred securities as compared to 70% or $107.5 million at December 31, 1998.

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 11.1% for 1999 compared to 13.3% for 1998. The loss ratio was 7.8% for the fourth quarter of 1999 compared to 18.6% for the fourth quarter of 1998. The Company's favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that approximately 79% (78% as of December 31, 1998) of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 1.5% in 1999 to $7.1 million compared to $7.0 million in 1998. This increase reflects the growing amount of the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its higher claim frequency years.

     Amortization of deferred policy acquisition costs increased by 16.8% to $7.0 million in 1999 compared to $6.0 million for 1998. The increase in amortization reflects both a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force and high cancellations due to refinance activity during 1999.

     Other operating expenses increased 21.1% to $15.1 million for 1999 compared to $12.4 million for the same period in 1998. This increase in expenses is primarily attributable to advertising, personnel, and facilities and equipment costs required to support the Company's product development, technology enhancements, geographic expansion, and increased production.

     The expense ratio (ratio of underwriting expenses to net premiums written) for 1999 was 34.5% compared to 35.4% for 1998. Contributing to this improvement is the higher level of written premiums in 1999 partially offset by the increase in expenses.

     The effective tax rate for 1999 and 1998 was 30.5%. Management expects the Company's effective tax rate to remain about the same as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

1998 COMPARED TO 1997

     Net income for 1998 increased 41.4% to $24.4 million compared to $17.2 million in 1997. This improvement was attributable to a 37.1% increase in earned premiums, a 49.0% increase in net investment income, and an improved combined loss and expense ratio.

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

     The growth in new insurance written also reflected the favorable interest rate environment in 1998 which caused home buying and refinance activities to remain strong. Refinance activity was 31.7% of new insurance written in 1998 compared to 14.0% in 1997. Total direct insurance in force reached $11.3 billion at December 31, 1998, compared to $9.2 billion at December 31, 1997, an increase of 22.7%.

     Total direct premiums written were $53.0 million for 1998, an increase of 32.2% compared to $40.1 million for 1997. Net premiums written increased by 35.4% to $51.9 million in 1998 compared to $38.3 million for 1997. Earned premiums increased 37.1% to $52.8 million for 1998 from $38.5 million for 1997. This growth in written and earned premium resulted from the increase in new insurance written offset by a decline in the Company's persistency rate. The Company's persistency, or the percentage of insurance remaining in force from one year prior, was 70.0% at December 31, 1998, compared to 83.5% at December 31, 1997. Sales under the Company's monthly premium plan represented 97.3% of new insurance written in 1998 compared to 94.3% in 1997.

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

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 13.3% for 1998 compared to 13.4% for 1997. The loss ratio was 18.6% for the fourth quarter of 1998 compared to 12.1% for the fourth quarter of 1997. The Company's favorable loss ratio reflected the low level of delinquencies compared to the number of insured loans and the fact that approximately 78% of the Company's insurance in force was originated in the past 36 months.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 35.4% in 1998 to $7.0 million compared to $5.2 million in 1997. This increase reflected the growing amount of the Company's insurance in force

IITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


and the resulting recognition of a greater amount of insurance in force reaching its higher claim frequency years.

     Amortization of deferred policy acquisition costs increased by 44.5% to $6.0 million in 1998 compared to $4.1 million for 1997. The increase in amortization reflected an increasing deferred policy acquisition costs asset to amortize as the Company builds its total insurance in force and a higher cancellation rate during 1998.

     In January 1998, the Company completed a $35.0 million private offering of notes due January 15, 2028, which bear interest at a rate of 7.9% per annum. Interest expense relating to this debt was $2.6 million for 1998.

     Standard & Poor's Corporation, in February 1999, affirmed the "AA" Financial Strength and counterparty credit rating of Triad. In addition, the "A" issuer credit rating and senior debt rating of the Company were also affirmed.

     Other operating expenses increased 21.2% to $12.4 million for 1998 compared to $10.3 million for 1997. This increase in expenses was primarily attributable to advertising, personnel, and facilities and equipment costs required to support the Company's product development, technology enhancements, geographic expansion, and increased production.

     The expense ratio (ratio of underwriting expenses to net premiums written) for 1998 was 35.4% compared to 37.5% for 1997. Contributing to this year-to-date improvement was the higher level of written premiums in 1998 partially offset by the increase in expenses.

     The effective tax rate for 1998 was 30.5% compared to 31.7% for 1997. This decrease was primarily the result of the increase in investment in tax preferred securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and taxes.

     The Company generated positive cash flow from operating activities for 1999 of $30.8 million compared to $23.3 million for 1998. The increase in Triad's operating cash flow reflects the growth in renewal premiums and insurance written that has more than offset the increases in claims paid, interest, and other expenses.

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

     Consolidated invested assets were $191.6 million at December 31, 1999, compared to $177.3 million at December 31, 1998. Fixed maturity securities and equity securities classified as available-for-sale totaled $177.7 million at the end of 1999. Net unrealized investment gains were $2.1 million on equity securities, and net unrealized investment losses were $9.4 million on fixed maturity securities at December 31, 1999. The fixed maturity portfolio consisted of approximately 71% municipal securities, 24% corporate securities, 4% U.S. government obligations, and 1% mortgage-backed bonds at December 31, 1999.

     Fixed maturity securities represent approximately 86% of the Company's invested assets at December 31, 1999, and the fair value of these fixed rate securities generally bears an inverse relationship to changes in prevailing market interest rates. The Company's long-term debt bears interest at a fixed rate of 7.9% per annum, and as a result, the fair value of this debt is sensitive to changes in prevailing interest rates. A 10% relative increase or decrease in market interest rates that affect the Company's financial instruments would not have a material impact on earnings during the next fiscal year, and would not materially affect the fair value of the Company's financial instruments.

     The Company's loss reserves increased to $14.8 million at December 31, 1999, compared to $12.1 million at December 31, 1998. This growth is the result of the increases in new insurance written and the maturing of the Company's risk in force. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's reserves per delinquent loan were $21,400 at December 31, 1999, compared to $23,400 at December 31, 1998. The Company's delinquency ratio, the ratio of delinquent insured loans to total insured loans, was 0.64% at December 31, 1999, compared to 0.53% at December 31, 1998.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED

     Total stockholders' equity increased to $157.1 million at December 31, 1999, from $137.5 million at December 31, 1998. This increase resulted primarily from net income of $30.4 million for 1999 offset by the change in net unrealized gains and losses on invested assets classified as available-for-sale of $8.6 million (net of income tax) and the retirement of 146,000 shares of the Company's stock purchased for $2.6 million.

     Triad's total statutory policyholders' surplus increased to $94.6 million at December 31, 1999, from $89.5 million at December 31, 1998. This increase resulted primarily from statutory net income of $40.0 million offset by an increase in the statutory contingency reserve of $32.2 million. Triad's statutory earned surplus was $10.9 million at December 31, 1999, compared to $5.8 million at December 31, 1998, reflecting, primarily, growth in statutory net income greater than the increase in the statutory contingency reserve. Approximately $1.0 and $1.9 million of the statutory earned surplus for December 31, 1999, and December 31, 1998, respectively, was attributable to unrealized gains. The balance in the statutory contingency reserve was $113.8 million at December 31, 1999, compared to $81.6 million at December 31, 1998.

     Triad's ability to write insurance depends on the maintenance of its claims-paying ability ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of December 31, 1999, Triad's risk-to-capital ratio was 15.4-to-1, as compared to 16.2-to-1 at December 31, 1998, and 14.8-to-1 for the industry as a whole at December 31, 1998, the latest industry data available.

     The Company is undertaking modifications and upgrades to enhance its computer systems and technological capabilities. The Company expects to incur approximately $5.7 million for this system conversion and upgrade (approximately $4.3 million in capitalized costs have been incurred for the project through December 31, 1999) and is funding the project through cash flow from operations.

     The Company has experienced no significant disruptions in its computer systems, third party systems, or other systems with which the Company conducts business relating to date- related issues. All critical systems were tested for Year 2000 Compliance before year end 1999 and all costs relating to the testing were expensed as incurred and were immaterial.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward looking statements relating to future plans, expectations, and performance which involve various risks and uncertainties, including but not limited to the following: interest rates may increase from their current levels; housing transactions and mortgage issuance may decrease for many reasons including changes in interest rates or economic conditions; the Company's market share may change as a result of changes in underwriting criteria or competitive products or rates; the amount of new insurance written could be affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae; the Company's financial condition and competitive position could be affected by legislation impacting the mortgage guaranty industry specifically and the financial services industry in general; rating agencies may revise methodologies for determining the Company's claims-paying ability ratings and may revise or withdraw the assigned ratings at any time; decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings; the amount of new insurance written and the growth of insurance in force or risk in force as well as the performance of the Company may be adversely impacted by the competitive environment in the private mortgage industry, including the type, structure, and pricing of products and services offered by the Company and its competitors; the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions. Economic downturns in regions where Triad's risk is more concentrated could have a particularly adverse effect on Triad's financial condition and loss development. Accordingly, actual results may differ from those set forth in the forward- looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements and Supplementary Data are presented in a separate section of this report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding directors and nominees for directors of the Company is included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, and is hereby incorporated by reference.

     For information regarding the executive officers of the Company, reference is made to the section entitled "Executive Officers of the Company" in Part I,
Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     This information is included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, and is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This information is included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, and is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This information is included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, and is hereby incorporated by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1)and (2) The  response to this  portion of Item 14 is submitted as a separate section of this report.

         (a)(3) Listing of Exhibits-- The response to this portion of Item 14 is submitted as a separate section of this report.

         (b) Reports on Form 8-K.

                 No reports on form 8-K were filed during the quarter ended December 31, 1999.

         (c) Exhibits-- The response to this portion of Item 14 is submitted as a separate section of this report.

         (d)  Financial  Statement  Schedules--  The response to this portion of
              Item 14 is submitted as a separated section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 2000.

                                       By /s/ Darryl W. Thompson
                                       -------------------------
                                       Darryl W. Thompson
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 23rd day of March, 2000 by the following persons on behalf of the Registrant in the capacities indicated.


         SIGNATURE                        TITLE

/s/ William T. Ratliff, III        Chairman of the Board
---------------------------
William T. Ratliff, III

/s/ Darryl W. Thompson             President, Chief Executive Officer, and
---------------------------        Director
Darryl W. Thompson

/s/ Ron D. Kessinger               Executive Vice President and Chief Financial
---------------------------        Officer
Ron D. Kessinger

/s/ Michael R. Oswalt              Senior Vice President, Controller, Treasurer,
---------------------------        and Principal Accounting Officer
Michael R. Oswalt

/s/ David W. Whitehurst            Director
---------------------------
David W. Whitehurst

/s/ Robert T. David                Director
---------------------------
Robert T. David

/s/ Raymond H. Elliott             Director
---------------------------
Raymond H. Elliott

                           ANNUAL REPORT ON FORM 10-K

                ITEM 8, ITEM 14(a)(1) and (2), (3), (c), and (d)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                INDEX TO EXHIBITS


                        CONSOLIDATED FINANCIAL STATEMENTS

                          FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1999

                               TRIAD GUARANTY INC.

                          WINSTON-SALEM, NORTH CAROLINA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                              (ITEM 14(A) 1 AND 2)



CONSOLIDATED FINANCIAL STATEMENTS                                         Page
---------------------------------                                         ----
Report of Independent Auditors..........................................   55
Consolidated Balance Sheets at December 31, 1999 and 1998............... 56 - 57
Consolidated Statements of Income for each of the
   three years in the period ended December 31, 1999....................   58
Consolidated Statements of Changes in Stockholders' Equity
   for each of the three years in the period ended December 31, 1999....   59
Consolidated Statements of Cash Flows for each of the three years in
   the period ended December 31, 1999...................................   60
Notes to Consolidated Financial Statements.............................. 61 - 78

FINANCIAL STATEMENT SCHEDULES
-----------------------------
Schedules  at and for each of the three years in the period  ended  December 31,
1999

   Schedule I - Summary of Investments - Other Than Investments
     in Related Parties.................................................   79
   Schedule II - Condensed Financial Information of Registrant.......... 80 - 84
   Schedule IV - Reinsurance............................................   85


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
                                 (ITEM 14(A) 3)

Exhibit
Number     Description of Exhibit
------     ----------------------
  3.1     Certificate of  Incorporation  of the  Registrant,  as amended (7)
           (Exhibit 3.1)

  3.2     By-Laws of the Registrant (1) (Exhibit 3(b))

  4.1     Form of Common Stock  certificate  (1) (Exhibit 4(a))

  4.2 Indenture Between Triad Guaranty Inc. and Banker's Trust Co.(8) (Exhibit 4.2)
 10.1     1993 Long-Term Stock Incentive Plan (1)(3) (Exhibit 10(a))

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

 10.8     Employment Agreement between the Registrant and John H. Williams (2)
            (3)(Exhibit 10.8)

 10.10    Employment Agreement between the Registrant and Henry B. Freeman (2)
            (3)(Exhibit 10.10)

 10.11    Employment Agreement between the Registrant and Ron D. Kessinger (2)
            (3)(Exhibit 10.11)

 10.13    Proportional Reinsurance Agreement between Triad Guaranty Insurance
            Corporation and PMI Mortgage Insurance Co. (4) (Exhibit 10.13)

 10.15    Excess of Loss Reinsurance  Agreement  between Triad Guaranty
            Insurance Corporation and National Union Fire Insurance Company of Pittsburgh, PA..(5) (Exhibit 10.15)

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

 10.17    Amendment to Employment Agreement between the Registrant and Darryl W.
            Thompson (3)(6) (Exhibit 10.17)

 10.18    Amendment to Employment Agreement between the Registrant and John H.
            Williams (3)(6) (Exhibit 10.18)

 10.19    Amendment to Employment Agreement between the Registrant and Henry B.
            Freeman (3)(6) (Exhibit 10.19)

 10.20    Amendment to Employment Agreement between the Registrant and Ron D.
            Kessinger (3)(6) (Exhibit 10.20)

*10.21    Excess of Loss Reinsurance Agreement between Triad Guaranty Insurance
            Corporation, Capital Mortgage Reinsurance Company, and Federal Insurance Company. (Exhibit 10.21)

*21.1     Subsidiaries of the Registrant (Exhibit 21.1)

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

                         Report of Independent Auditors


Board of Directors
Triad Guaranty Inc.


We have audited the accompanying consolidated balance sheets of Triad Guaranty Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Guaranty Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                       /s/ Ernst & Young LLP
                                                       ---------------------
                                                       Ernst & Young LLP

Raleigh, North Carolina
January 19, 2000

                               TRIAD GUARANTY INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31
                                                                     1999                1998
                                                                ----------------------------------
Assets
Invested assets:
   Securities available-for-sale, at fair value:
      Fixed maturities (amortized cost:
         1999-$173,978,864; 1998-$153,868,237)                    $164,579,416       $157,391,829
      Equity securities (cost: 1999-$10,952,390;
        1998-$11,550,510)                                           13,075,648         14,024,012
   Short-term investments                                           13,908,666          5,885,192
                                                                ----------------------------------
                                                                   191,563,730        177,301,033

Cash                                                                   215,553            444,200
Real estate                                                            145,515                  -
Accrued investment income                                            2,591,612          2,258,878
Deferred policy acquisition costs                                   19,906,877         16,015,559
Property and equipment, at cost less accumulated depreciation
   (1999-$3,009,638; 1998-$2,292,770)                                5,915,262          3,446,656
Prepaid federal income tax                                          35,415,666         25,256,666
Reinsurance recoverable                                                 29,980            610,817
Other assets                                                         7,356,357          5,178,627










                                                                ----------------------------------
Total assets                                                      $263,140,552       $230,512,436
                                                                ==================================



                                                                           December 31
                                                                     1999               1998
                                                                 --------------------------------
Liabilities and stockholders' equity
Liabilities:
   Losses and loss adjustment expenses                            $ 14,751,348       $ 12,142,990
   Unearned premiums                                                 6,831,290          7,054,737
   Amounts payable to reinsurer                                        319,294              5,341
   Current taxes payable                                                70,272             45,787
   Deferred income taxes                                            41,750,341         33,187,544
   Unearned ceding commission                                          400,521            621,161
   Long-term debt                                                   34,461,979         34,457,080
   Accrued interest on debt                                          1,274,972          1,274,972
   Accrued expenses and other liabilities                            6,208,079          4,191,484
                                                                 --------------------------------
Total liabilities                                                  106,068,096         92,981,096

Commitments and contingencies (Note 5 and 7)

Stockholders' equity:
   Preferred stock, par value $.01 per share - authorized
     1,000,000 shares, no shares issued and outstanding                      -                  -
   Common stock, par value $.01 per share - authorized
     32,000,000 shares, issued and outstanding
     13,303,194 shares at December 31, 1999 and
     13,408,869 at December 31, 1998                                   133,032            134,089
   Additional paid-in capital                                       61,972,312         61,538,613
   Accumulated other comprehensive income, net of income
     tax asset of $2,546,666 at December 31, 1999 and
     income tax liability of $2,101,170 at December 31, 1998        (4,723,775)         3,907,920
   Deferred compensation                                               (69,414)                 -
   Retained earnings                                                99,760,301         71,950,718
                                                                 --------------------------------
Total stockholders' equity                                         157,072,456        137,531,340
                                                                 --------------------------------
Total liabilities and stockholders' equity                        $263,140,552       $230,512,436
                                                                 ================================


                            See accompanying notes.

                               TRIAD GUARANTY INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                      Year ended December 31
                                              1999              1998             1997
                                           ----------------------------------------------
Revenue:
   Premiums written:
     Direct                                $65,380,631       $52,973,589      $40,082,507
     Assumed                                    11,377            13,052           20,061
     Ceded                                  (1,665,179)       (1,089,955)      (1,772,039)
                                           ----------------------------------------------
   Net premiums written                     63,726,829        51,896,686       38,330,529
   Change in unearned premiums                 242,971           925,045          191,163
                                           ----------------------------------------------
Earned premiums                             63,969,800        52,821,731       38,521,692

Net investment income                       10,545,663         9,289,026        6,234,142
Net realized investment gains                1,153,191           880,502           34,330
Other income                                    13,039            13,652            7,716
                                           ----------------------------------------------
                                            75,681,693        63,004,911       44,797,880
Losses and expenses:
   Losses and loss adjustment expenses       7,121,002         7,005,420        5,317,812
   Reinsurance recoveries                       (9,686)            3,198         (140,734)
                                           ----------------------------------------------
Net losses and loss adjustment expenses      7,111,316         7,008,618        5,177,078


Interest expense on debt                     2,779,915         2,554,126                -
Amortization of deferred policy
  acquisition costs                          6,955,273         5,954,915        4,120,469
Other operating expenses (net of
  acquisition costs deferred)               15,060,376        12,434,890       10,256,815
                                           ----------------------------------------------
                                            31,906,880        27,952,549       19,554,362
                                           ----------------------------------------------
Income before income taxes                  43,774,813        35,052,362       25,243,518

Income taxes:
   Current                                      24,166            38,928            2,613
   Deferred                                 13,340,340        10,639,361        7,999,081
                                           ----------------------------------------------
                                            13,364,506        10,678,289        8,001,694
                                           ----------------------------------------------
Net income                                 $30,410,307       $24,374,073      $17,241,824
                                           ==============================================

Earnings per common and common
  equivalent share:
     Basic                                 $      2.28       $     1.83       $     1.30
     Diluted                               $      2.23       $     1.76       $     1.26
                                           ==============================================
Shares used in computing earnings per
  common and common equivalent share:
     Basic                                  13,312,104        13,342,749       13,291,160
     Diluted                                13,640,716        13,843,382       13,713,538
                                           ==============================================

                            See accompanying notes.

                               TRIAD GUARANTY INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      Additional  Accumulated Other
                                           Common      Paid-In      Comprehensive      Deferred         Retained
                                            Stock      Capital          Income       Compensation       Earnings        Total
                                           ---------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1996              $ 66,453    $59,346,832     $ 1,568,800     $        -     $30,697,951      $91,680,036
   Net income                                     -              -               -              -      17,241,824       17,241,824
   Other comprehensive income - net
     of tax:
       Change in unrealized gain                  -              -       2,836,515              -               -        2,836,515
                                                                                                                      ------------
   Comprehensive income                           -              -               -              -               -       20,078,339
   Issuance of 2,499 shares of common
     stock under stock option plans              25         22,391               -              -               -           22,416
   Two-for-one stock split effected
     in the form of a 100% stock
     dividend                                66,459              -               -              -         (66,459)               -
                                           ---------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1997               132,937     59,369,223       4,405,315              -      47,873,316      111,780,791
   Net income                                     -              -               -              -      24,374,073       24,374,073
   Other comprehensive income - net
     of tax:
       Change in unrealized gain                  -              -        (497,395)             -               -         (497,395)
                                                                                                                      ------------
   Comprehensive income                           -              -               -              -               -       23,876,678
   Issuance of 122,648 shares of common
     stock under stock option plans           1,227        954,629               -              -               -          955,856
   Tax effect of exercise of
     non-qualified stock options                  -        916,711               -              -               -          916,711
   Purchase and subsequent retirement of
     15,000 shares of common stock             (150)             -               -              -        (296,671)        (296,821)
   Issuance of 7,500 shares of
     restricted stock                            75        298,050               -              -               -          298,125
                                           ---------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1998               134,089     61,538,613       3,907,920              -      71,950,718      137,531,340
   Net income                                     -              -               -              -      30,410,307       30,410,307
   Other Comprehensive income - net
     of tax:
       Change in unrealized gain                  -              -      (8,631,695)             -               -       (8,631,695)
                                                                                                                      ------------
   Comprehensive income                                                                                                 21,778,612
   Issuance of 34,500 shares of common
     stock under stock option plans             345        199,928               -              -               -          200,273
   Tax effect of exercise of
     non-qualified stock options                  -        129,706               -              -               -          129,706
   Purchase and subsequent retirement of
     146,000 shares of common stock          (1,460)             -               -              -      (2,600,724)      (2,602,184)
   Issuance of 5,825 shares of
     restricted stock                            58        104,065               -       (104,123)              -                -
   Amortization of deferred
     compensation                                 -              -               -         34,709               -           34,709
                                           ---------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1999              $133,032    $61,972,312     $(4,723,775)    $  (69,414)    $99,760,301     $157,072,456
                                           =======================================================================================

                            See accompanying notes.

                               TRIAD GUARANTY INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWs

                                                                  Year ended December 31
                                                           1999              1998              1997
                                                       ------------------------------------------------
OPERATING ACTIVITIES
Net income                                             $ 30,410,307       $24,374,073      $ 17,241,824
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Loss and unearned premium reserves                   2,384,911         2,248,974         2,426,878
     Accrued expenses and other liabilities               2,033,465         1,450,310           901,991
     Current taxes payable                                   24,485            42,469             1,722
     Amounts due to/from reinsurer                          875,266          (547,469)          378,771
     Accrued investment income                             (332,734)         (798,710)         (333,526)
     Policy acquisition costs deferred                  (10,846,591)       (9,383,119)       (6,509,427)
     Amortization of policy acquisition costs             6,955,273         5,954,915         4,120,469
     Net realized investment gains                       (1,153,191)         (880,502)          (34,330)
     Provision for depreciation                             720,456           750,097           621,050
     Accretion of discount on investments                (1,046,470)       (1,013,820)         (620,762)
     Deferred income taxes                               13,340,340        10,557,543         8,000,081
     Prepaid federal income taxes                       (10,159,000)       (8,964,000)       (6,300,000)
     Unearned ceding commission                            (220,640)          621,161           (80,573)
     Accrued interest on debt                                     -         1,274,972                 -
     Other assets                                        (2,158,206)       (2,559,112)       (1,914,971)
     Other operating activities                             (50,215)          192,489                 -
                                                       ------------------------------------------------
Net cash provided by operating activities                30,777,456        23,320,271        17,899,197

INVESTING ACTIVITIES
Securities available-for-sale:
      Purchases - fixed maturities                      (45,489,517)      (74,664,883)      (25,487,708)
      Sales  - fixed maturities                          26,280,714        17,449,277        16,186,544
      Purchases - equities                               (3,216,099)       (7,507,782)       (3,835,769)
      Sales - equities                                    5,035,504         5,591,607         1,678,286
Purchases of property and equipment                      (3,191,320)       (1,665,430)       (1,431,278)
                                                       ------------------------------------------------
Net cash used in investing activities                   (20,580,718)      (60,797,211)      (12,889,925)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                          -        34,452,898                 -
Retirement of common stock                               (2,602,184)         (296,821)                -
Proceeds from exercise of stock options                     200,273           955,856            22,416
                                                       ------------------------------------------------
Net change by financing activities                       (2,401,911)       35,111,933            22,416
Net change in cash and short-term investments             7,794,827        (2,365,007)        5,031,688
Cash and short-term investments at beginning of year      6,329,392         8,694,399         3,662,711
                                                       ------------------------------------------------
Cash and short-term investments at end of year          $14,124,219     $   6,329,392     $   8,694,399
                                                       ================================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Income taxes and United States
      Mortgage Guaranty Tax and Loss Bonds              $10,158,677     $   8,963,726     $   6,299,891
  Interest                                              $ 2,775,017     $   1,274,972                 -
Non-cash investing and finance activities:
  Exchange of restricted common stock for
   intangible assets                                              -     $     298,125                 -

See accompanying notes.

                               TRIAD GUARANTY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


1. ACCOUNTING POLICIES

NATURE OF BUSINESS

Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which vary in some respects from statutory accounting practices which are prescribed or permitted by the various insurance departments.

CONSOLIDATION

The consolidated financial statements include the amounts of Triad Guaranty Inc. and its wholly-owned subsidiaries, Triad Guaranty Insurance Corporation ("Triad") and Triad Guaranty Assurance Corporation ("TGAC"), a wholly-owned subsidiary of Triad Guaranty Insurance Corporation. All significant intercompany accounts and transactions have been eliminated.

In November 1999, Triad incorporated Triad Re Insurance Corporation ("Triad Re") as a wholly-owned sponsored captive reinsurance company domiciled in Vermont. As of December 31, 1999, no business activity had occurred in Triad Re.

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

REINSURANCE

Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. Reinsurance premiums, claim reimbursement, and reserves related to reinsurance business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company receives a ceding commission in connection with ceded reinsurance. The ceding commission is earned on a monthly pro rata basis in the same manner as the premium and is recorded as a reduction of other operating expenses. The reinsurance treaties provide for profit commissions on ceded reinsurance based on the loss ratio associated with the business ceded.

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

Triad purchases ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds ("Tax and Loss Bonds") in lieu of paying federal income taxes. The purchase of these Tax and Loss Bonds is treated as prepaid federal income taxes, since the payment for Tax and Loss Bonds is essentially a prepayment of federal income taxes that will become due at a later date.

INCOME RECOGNITION

The Company writes policies that are guaranteed renewable contracts at the borrower's option on single premium, annual premium, and monthly premium bases. The Company does not have the option to reunderwrite these contracts. For annual payment policies, the first year premium exceeds the renewal premium. Premiums written on annual policies are earned on a monthly pro rata basis. Single premium policies covering more than one year are amortized over the estimated policy life in accordance with the expiration of risk. Premiums written on a monthly basis are generally earned in the month that coverage is provided.

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

COMPREHENSIVE INCOME

The only element of other comprehensive income applicable to the Company is changes in unrealized gains and losses on securities classified as available-for-sale, which are displayed in the following table, along with related tax effects.

                                        1999          1998            1997
                                    -----------------------------------------
Unrealized gains (losses) arising
   during the period, before taxes  $(12,126,338)    $ 115,278    $ 4,398,198
   Income taxes                        4,244,218       (40,347)    (1,539,369)
                                    -----------------------------------------
Unrealized gains (losses) arising
   during the period, net of taxes    (7,882,120)       74,931      2,858,829
                                    -----------------------------------------
Less reclassification adjustment:
   Gains realized in net income        1,153,191       880,502         34,330
   Income taxes                         (403,616)     (308,176)       (12,016)
                                    -----------------------------------------
Reclassification adjustment for
   gains realized in net income          749,575       572,326         22,314
                                    -----------------------------------------
Other comprehensive income - change
   in unrealized gains              $ (8,631,695)    $(497,395)   $ 2,836,515
                                    =========================================

RECLASSIFICATION

Certain amounts in the prior year have been reclassified to conform to the 1999 presentation. Specifically, the purchases of Tax and Loss Bonds have been treated as prepaid federal income taxes and a reclassification has been made to the 1998 Balance Sheet to include this prepaid federal income tax as an asset and to record the corresponding deferred tax liability. The change had the effect on increasing both assets and liabilities by $25,256,666 at December 31, 1998. These reclassifications have no effect on previously reported stockholders' equity or net income.

2. INVESTMENTS

The amortized cost and the fair value of investments are as follows:

                                                    Gross            Gross
                                Amortized        Unrealized        Unrealized          Fair
                                   Cost             Gains            Losses            Value
                               -----------------------------------------------------------------
AT DECEMBER 31, 1999
Available-for-sale securities:
   Fixed maturity securities:
     Corporate                  $ 41,380,256      $  132,060      $ 3,016,858       $ 38,495,458
     U.S. Government               7,106,820          82,992           85,856          7,103,956
     Mortgage-backed               1,112,041          31,025                -          1,143,066
     State and municipal         124,379,747         492,756        7,035,567        117,836,936
                               -----------------------------------------------------------------
Total                            173,978,864         738,833       10,138,281        164,579,416
   Equity securities              10,952,390       2,899,342          776,084         13,075,648
                               -----------------------------------------------------------------
Total                           $184,931,254      $3,638,175      $10,914,365       $177,655,064
                               =================================================================

AT DECEMBER 31, 1998
Available-for-sale securities:
   Fixed maturity securities:
     Corporate                  $ 36,386,473      $  599,664      $ 1,688,249       $ 35,297,888
     U.S. Government               8,587,562         340,609                -          8,928,171
     Mortgage-backed               1,359,163          52,768                -          1,411,931
     State and municipal         107,535,039       4,317,425           98,625        111,753,839
                               -----------------------------------------------------------------
Total                            153,868,237       5,310,466        1,786,874        157,391,829
   Equity securities              11,550,510       3,027,626          554,124         14,024,012
                               -----------------------------------------------------------------
Total                           $165,418,747      $8,338,092      $ 2,340,998       $171,415,841
                               =================================================================

The amortized cost and estimated fair value of investments in fixed maturity securities, at December 31, 1999, are summarized by stated maturity as follows:

                                              Available-for-Sale
                                              ------------------
                                            Amortized           Fair
                                              Cost              Value
                                          -----------------------------
Maturity:
   One year or less                       $  3,597,288     $  3,614,071
   After one year through five years        20,775,731       20,865,314
   After five years through ten years       26,638,436       25,138,329
   After ten years                         121,855,368      113,818,636
   Mortgage-backed securities                1,112,041        1,143,066
                                          -----------------------------
Total                                     $173,978,864     $164,579,416
                                          =============================

Realized gains and losses on sales of investments are as follows:

                                                Year ended December 31
                                          1999          1998         1997
                                      -------------------------------------
     Securities available-for-sale:
        Fixed maturity securities:
          Gross realized gains        $  468,368     $307,255     $  35,274
          Gross realized losses         (613,015)     (73,329)     (270,818)
        Equity securities:
          Gross realized gains         1,430,241      707,695       360,066
          Gross realized losses         (208,956)     (91,425)     (117,810)
        Other investments:
          Gross realized gains           129,864       30,306        42,520
          Gross realized losses          (53,311)           -       (14,902)
                                      -------------------------------------
     Net realized gains               $1,153,191     $880,502     $  34,330
                                      =====================================

Net unrealized appreciation (depreciation) on fixed maturity securities changed by $(12,923,040), $(445,759), and $2,809,249, in 1999, 1998, and 1997,
respectively; the corresponding amounts for equity securities were $(350,244), $(325,711), and $1,571,472.

Major categories of the Company's net investment income are summarized as follows:

                                                   Year ended December 31
                                             1999          1998         1997
                                         --------------------------------------
     Income:
        Fixed maturities                 $ 9,863,671   $8,625,387    $5,849,084
        Preferred stocks                     392,297      280,032       114,610
        Common stocks                        268,091      256,918       279,640
        Cash and short-term investments      465,544      494,565       212,033
                                         --------------------------------------
                                          10,989,603    9,656,902     6,455,367
     Expenses                                443,940      367,876       221,225
                                         --------------------------------------
     Net investment income               $10,545,663   $9,289,026    $6,234,142
                                         ======================================

At December 31, 1999 and 1998, investments with an amortized cost of $6,445,356 and $6,314,934, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

3. DEFERRED POLICY ACQUISITION COSTS

An analysis of deferred policy acquisition costs is as follows:

                                                   Year ended December 31
                                              1999        1998         1997
                                         --------------------------------------

    Balance at beginning of year         $16,015,559  $12,587,355   $10,198,397
    Acquisition costs deferred:
       Sales compensation                  7,090,015    6,353,311     4,265,208
       Underwriting and issue expenses     3,756,576    3,029,808     2,244,219
                                         --------------------------------------
                                          10,846,591    9,383,119     6,509,427

    Amortization of acquisition expenses   6,955,273    5,954,915     4,120,469
                                         --------------------------------------
    Net increase                           3,891,318    3,428,204     2,388,958
                                         --------------------------------------
    Balance at end of year               $19,906,877  $16,015,559   $12,587,355
                                         ======================================

4. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity for the reserve for unpaid losses and loss adjustment expenses for 1999, 1998 and 1997 are summarized as follows:

                                             1999        1998          1997
                                           ------------------------------------
Reserve for losses and loss
   adjustment expenses at January 1,
   net of reinsurance recoverables         $12,115,934  $ 8,909,121  $5,974,664
Incurred  losses and loss  adjustment
   expenses net of reinsurance recoveries
   (principally in respect of default
   notices occurring in):
     Current year                            9,322,142    7,953,412   6,022,700
     Redundancy on prior years              (2,210,826)    (944,794)   (845,622)
                                           ------------------------------------
Total incurred losses and loss
   adjustment expenses                       7,111,316    7,008,618   5,177,078

Loss and loss adjustment expense
   payments net of reinsurance recoveries
   (principally in respect of default
   notices occurring in):
     Current year                              236,250      266,983     210,493
     Prior years                             4,267,808    3,534,822   2,032,128
                                           ------------------------------------
Total loss and loss adjustment
   expense payments                          4,504,058    3,801,805   2,242,621
                                           ------------------------------------

Reserve for losses and loss
   adjustment expenses at December 31,
   net of reinsurance recoverables of
   $28,156, $27,056, $51,290 in 1999,
   1998 and 1997, respectively             $14,723,192  $12,115,934  $8,909,121
                                           ====================================

The foregoing reconciliation shows a redundancy in reserves has emerged for each of the years presented. These redundancies resulted principally from settling case-basis reserves on default notices occurring in prior years for amounts less than expected or reducing incurred but not reported reserves.

5. COMMITMENTS

The Company leases certain office facilities and equipment under operating leases. Rental expense for all leases was $1,154,671, $902,866, and $835,596 for 1999, 1998, and 1997, respectively. Future minimum payments under noncancellable operating leases at December 31, 1999 are as follows:

            2000               $1,066,034
            2001                  896,532
            2002                  409,543
            2003                   60,702
            Thereafter                  -
                               ----------
                               $2,432,811
                               ==========

6. FEDERAL INCOME TAXES

Income tax expense differed from the amounts computed by applying the Federal statutory income tax rate to income before taxes as follows:

                                               1999        1998         1997
                                          -------------------------------------

    Income tax computed at statutory rate $15,321,185 $12,268,326 $ 8,835,231 Increase (decrease) in taxes resulting from:
       Tax-exempt interest                 (2,095,576)  (1,559,067)  (1,002,062)
       Other                                  138,897      (30,970)     168,525
                                          -------------------------------------
    Income tax expense                    $13,364,506  $10,678,289  $ 8,001,694
                                          =====================================

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                             1999              1998
                                          ----------------------------
Deferred tax liabilities
Statutory contingency reserve             $37,382,052      $26,521,712
Deferred policy acquisition costs           6,967,407        5,605,446
Unrealized investment gain                          -        2,101,170
Other                                       2,131,148          861,296
                                          ----------------------------
Total deferred tax liabilities             46,480,607       35,089,624

Deferred tax assets
Exercise of employee stock options          1,046,418          916,711
Unearned premiums                             514,658          536,397
Capital loss carryforward                     149,680                -
Losses and loss adjustment expenses           365,981          341,449
Unrealized investment loss                  2,546,666                -
Other                                         106,863          107,523
                                          ----------------------------
Total deferred tax assets                   4,730,266        1,902,080
                                          ----------------------------
Net deferred tax liability                $41,750,341      $33,187,544
                                          ============================

At December 31, 1999 and 1998, Triad was obligated to purchase approximately $726,000 and $154,000, respectively, of Tax and Loss Bonds.

7. INSURANCE IN FORCE, DIVIDEND RESTRICTION, AND STATUTORY RESULTS

Approximately 58% of Triad's net risk in force is concentrated in seven states including 12% in California, 11% in Illinois, 9% in Georgia, 8% in Florida, 7% in Texas, 6% in North Carolina, and 5% in Virginia. While Triad continues to diversify its risk in force geographically, a prolonged recession in its high concentration areas could result in higher incurred losses and loss adjustment expenses for Triad.

Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at December 31, 1999 and 1998, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:

                                          1999                 1998
                                     -----------------------------------
     Net risk                        $3,218,850,073       $2,776,205,499
                                     ===================================

     Statutory capital and surplus   $   94,602,027       $   89,539,785
     Contingency reserve                113,813,344           81,614,277
                                     -----------------------------------
     Total                           $  208,415,371       $  171,154,062
                                     ===================================

     Risk-to-capital ratio                15.4 to 1            16.2 to 1
                                     ===================================

Triad and TGAC are each required under the Illinois Insurance Code (the "Code") to maintain minimum statutory capital and surplus of $5,000,000. The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair market value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders or (b) statutory net income for the calendar year preceding the date of the dividend. Consolidated net income as determined in accordance with statutory accounting practices was $40,019,488, $31,252,891, and $22,916,215 for the years ended December 31, 1999, 1998, and 1997, respectively. At December 31, 1999, the amount of the Company's equity that can be paid out in dividends to the stockholders is $10,886,099, which is the earned surplus of Triad on a statutory basis.

8. RELATED PARTY TRANSACTIONS

The Company pays unconsolidated affiliated companies for management, investment, and other services. The total expense incurred for such items was $353,432, $336,143, and $284,660 in 1999, 1998, and 1997, respectively. In addition, in
1998, the Company began providing certain investment accounting, reporting and maintenance functions for an unconsolidated affiliate. Income earned during 1999 and 1998, respectively, for such services was $17,444 and $12,309. Management believes that the income and expenses incurred for such services approximate costs that the Company and affiliates would have incurred if those services had been provided by unaffiliated third parties.

9. EMPLOYEE BENEFIT PLAN

Substantially all employees participate in the Company's 401(k) Profit Sharing Plan. Under the plan, employees elect to defer a portion of their wages, with the Company matching deferrals at the rate of 50% of the first 8% of the employee's salary deferred. The Company contributed $281,728, $225,797, and $151,134 for the years ended December 31, 1999, 1998, and 1997, respectively, to the plan.

10. REINSURANCE

Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceding agreements principally provide Triad with increased capacity to write business and achieve a more favorable geographic dispersion of risk.

Reinsurance activity for the years ended December 31, 1999, 1998, and 1997, respectively is as follows:

                                   1999             1998             1997
                                ---------------------------------------------

      Earned premiums ceded     $1,645,655       $1,098,515        $1,809,012
      Losses ceded                   9,686           (3,198)          140,734
      Earned premiums assumed       13,866           15,500            19,804
      Losses assumed                30,057           50,241            67,903


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

Information concerning the stock option plan is summarized below:

                                                                    Weighted
                                   Number of        Option           Average
                                    Shares           Price        Exercise Price
                                 -----------------------------------------------

1997
   Outstanding, beginning of year    993,696   $  4.58 -   15.13      $  7.38
   Granted                           184,550     14.81 -   38.27        20.13
   Exercised                           2,999      4.58 -    8.92         7.47
   Outstanding, end of year        1,175,247      4.58 -   38.27         9.39
   Exercisable, end of year          887,462      4.58 -   15.13         6.91

1998
   Outstanding, beginning of year  1,175,247      4.58 -   38.27         9.39
   Granted                           126,675     22.50 -   49.08        42.52
   Exercised                         122,648      4.58 -   20.07         7.79
   Canceled                              667     14.81                  14.81
   Outstanding, end of year        1,178,607      4.58 -   49.08        13.11
   Exercisable, end of year          934,027      4.58 -   49.08         9.05

1999
   Outstanding, beginning of year  1,178,607      4.58 -   49.08        13.11
   Granted                           204,840     17.00 -   23.24        22.05
   Exercised                          34,500      4.58 -   10.17         5.81
   Canceled                           14,500     17.88 -   38.27        30.86
   Outstanding, end of year        1,334,447      4.58 -   49.08        14.48
   Exercisable, end of year        1,069,218      4.58 -   49.08        11.72

Information concerning stock options outstanding and exercisable at December 31, 1999, is summarized below:

                  Outstanding                                   Exercisable

------------------------------------------------------   ----------------------
                                 Weighted-  Weighted-                 Weighted-
                                  Average    Average                   Average
 Number of                       Exercise   Remaining     Number of  Exercisable
  Shares        Option Price      Price       Life         Shares       Price
------------------------------------------------------   ----------------------

   641,650   $  4.58 - $8.92    $  6.20        4.2         641,650    $  6.20
   282,013     10.17 - 17.88      13.07        6.8         226,681      12.12
   291,109     20.07 - 29.44      22.09        8.2         137,528      21.67
    58,900     37.75 - 39.75      39.04        8.2          25,586      38.74
    60,775     41.94 - 49.08      48.11        8.1          37,773      48.56
----------                                               ---------
 1,334,447                                               1,069,218
==========                                               =========


At December 31, 1999, 1,778,580 shares of the Company's common stock were reserved and 444,133 shares were available for issuance under the Plan.

The options issued under the Plan in 1999, 1998 and 1997 vest over three years. Certain of the options will immediately vest in the event of a change in control of the Company. Options granted under the Plan terminate no later than 10 years following the date of grant.

Pro forma information required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, has been estimated as if the Company had accounted for stock-based awards under the fair value method of that Statement. The fair value of options granted in 1999, 1998, and 1997 was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average input assumptions: risk-free interest rate of 6.5% for 1999, 5.1% for 1998, and 5.7% for 1997; dividend yield of 0.0%;
expected volatility of .42 for 1999, .40 for 1998, and .29 for 1997; and a weighted-average expected life of the option of seven years.

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

The following table summarizes the fair value of options granted in 1999, 1998, and 1997:

                                 Weighted-Average           Weighted-Average
                                  Exercise Price                Fair Value
    Type of Option             1999    1998    1997         1999   1998    1997
----------------------------  ------------------------  -----------------------

Stock Price = Exercise Price  $17.49  $37.87  $18.65       $6.74  $13.42  $5.73
Stock Price < Exercise Price  $23.24  $49.08  $20.78       $5.96  $11.29  $3.88

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for stock options been recognized using the fair value method on the grant date, net income and earnings per share on a pro forma basis would have been (in thousands, except for earnings per share information):

                                         1999          1998           1997
                                       -------------------------------------

Net Income - as reported                $30,410        $24,374       $17,242

Net Income - pro forma                  $29,675        $23,779       $16,937

Earnings per share - as reported:
   Basic                                $ 2.28         $  1.83       $  1.30
   Diluted                              $ 2.23         $  1.76       $  1.26

Earnings per share - pro forma:
   Basic                                $ 2.23         $  1.78       $  1.28
   Diluted                              $ 2.18         $  1.72       $  1.24

12. LONG-TERM DEBT

In January 1998, the Company completed a $35 million private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs of $547,102, totaled $34,542,898. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

13. FAIR VALUE OF FINANCIAL INVESTMENTS

The carrying values and fair values of financial instruments as of December 31, 1999 and 1998 are summarized below:

                                     1999                      1998
                       --------------------------   ---------------------------
                         Carrying        Fair         Carrying         Fair
                          Value          Value          Value         Value
                       --------------------------   ---------------------------
FINANCIAL ASSETS
Fixed maturities
   available-for-sale  $164,579,416   $164,579,416   $157,391,829  $157,391,829
Equity securities
   available-for-sale    13,075,648     13,075,648     14,024,012    14,024,012

FINANCIAL LIABILITIES
Long-term debt           34,461,979     32,837,000     34,457,080    38,468,000

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

14. UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands except per share data):

                                         1999 Quarter
                           ----------------------------------------
                             First     Second     Third     Fourth    Year
                           ---------------------------------------------------

Net premiums written        $14,846   $15,493    $16,635   $16,752  $63,726
Earned premiums              14,986    15,461     16,505    17,018   63,970
Net investment income         2,449     2,637      2,657     2,802   10,545
Net losses incurred           2,915     1,355      1,519     1,322    7,111
Underwriting and other
  expenses                    5,961     6,182      6,253     6,400   24,796
Net income                    6,579     7,445      7,874     8,512   30,410
Basic earnings per share       .49       .56        .59        .64     2.28
Diluted earnings per share     .48       .55        .58        .62     2.23

                                         1998 Quarter
                           ----------------------------------------
                             First     Second     Third     Fourth    Year
                           ---------------------------------------------------

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

                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                               TRIAD GUARANTY INC.
                                DECEMBER 31, 1999

                                                                               Amount at
                                                                              Which Shown
                                                    Amortized       Fair      in Balance
Type of Investment                                     Cost         Value        Sheet
                                                   -----------   --------     ----------
                                                          (dollars in thousands)
Fixed maturity securities, available-for-sale:
  Bonds:
     U.S. Government obligations................      $  7,107   $  7,104     $  7,104
     Mortgage-backed securities.................         1,112      1,143        1,143
     State and municipal bonds..................       124,380    117,837      117,837
     Corporate bonds............................        40,424     37,616       37,616
     Public utilities...........................           956        879          879
                                                      --------   --------     --------
   Total          ..............................       173,979    164,579      164,579
                                                      --------   --------     --------
Equity securities, available-for-sale:
   Common stocks:
       Public utilities.........................           498      1,244        1,244
       Bank, Trust, and Insurance...............           568      1,180        1,180
       Industrial & miscellaneous...............         3,516      4,624        4,624
   Preferred Stock .............................         6,370      6,028        6,028
                                                      --------   --------     --------
    Total.......................................        10,952     13,076       13,076
                                                      --------   --------     --------
Short-term investments..........................        13,909     13,909       13,909
                                                      --------   --------     --------
Total investments other than investments in
 related parties................................      $198,840   $191,564     $191,564
                                                      ========   ========     ========

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                               TRIAD GUARANTY INC.
                                (PARENT COMPANY)


                                                             December 31
                                                      1999                 1998
                                                      ----                 ----
                                                         (dollars in thousands)
Assets:
   Fixed maturities- available-for-sale.....       $  6,511             $  9,439
   Equity securities- available-for-sale....            ---                  271
   Notes receivable from subsidiary.........         25,000               25,000
   Investment in subsidiaries...............        158,499              136,369
   Cash and short-term investments..........          1,433                  943
   Accrued investment income................          1,206                1,225
   Deferred income taxes....................            230                   86
                                                   --------             --------
   Total assets.............................       $192,879             $173,333
                                                   ========             ========

Liabilities and stockholders' equity:
Liabilities:
   Current taxes payable....................       $     70             $     45
   Long-term debt...........................         34,462               34,457
   Accrued interest on long-term debt.......          1,275                1,275
   Accrued expenses and other liabilities...          ---                     25
                                                   --------             --------
   Total liabilities........................         35,807               35,802


Stockholders' equity:
   Common stock.............................            133                  134
   Additional paid-in capital...............         61,972               61,538
   Accumulated other comprehensive income...         (4,724)               3,908
   Deferred compensation....................           (69)                  ---
   Retained earnings........................         99,760               71,951
                                                   --------             --------
Total stockholders' equity..................        157,072              137,531
                                                   --------             --------
Total liabilities and stockholders' equity..       $192,879             $173,333
                                                   ========             ========

                  See notes to condensed financial statements.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED STATEMENTS OF INCOME
                               TRIAD GUARANTY INC.
                                (PARENT COMPANY)

                                                            Year Ended December 31
                                                        -------------------------------
                                                          1999        1998        1997
                                                          ----        ----        ----
                                                               (dollars in thousands)
Revenues:
   Net investment income..............................  $ 2,875     $ 2,787     $    22
   Realized investment gains..........................     (124)         14         ---
                                                        -------     -------     -------
                                                          2,751       2,801          22
                                                        -------     -------     -------
Expenses:
   Interest on long-term debt.........................    2,780       2,554         ---
   Operating expenses.................................       35           5           6
                                                        -------     -------     -------
                                                          2,815       2,559           6
                                                        -------     -------     -------
Income (loss) before federal income taxes and
   equity in undistributed income of subsidiaries.....      (64)        242          16

Income Taxes:
   Current............................................       24          38           2
   Deferred...........................................      (46)         42         ---
                                                        -------     -------     -------
                                                            (22)         80           2
                                                        -------     -------     -------

Income (loss) before equity in undistributed income
   of subsidiaries....................................      (42)        162          14
Equity in undistributed income of subsidiaries........   30,452      24,213      17,228
                                                        -------     -------     -------

Net income............................................  $30,410     $24,375     $17,242
                                                        =======     =======     =======

                  See notes to condensed financial statements.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                               TRIAD GUARANTY INC.
                                (PARENT COMPANY)

                                                               Year Ended December 31
                                                           ------------------------------
                                                             1999        1998       1997
                                                             ----        ----       ----
                                                                (dollars in thousands)
Operating Activities
  Net income............................................   $30,410     $24,375     $17,242
  Adjustments  to  reconcile  net  income
  to net  cash  provided  by  operating activities:
    Equity in undistributed income of subsidiaries......   (30,452)    (24,213)    (17,228)
    Accrued investment income...........................        19      (1,225)        ---
    Other assets........................................       ---          56         (40)
    Deferred income taxes...............................       (46)         42         ---
    Current tax payable.................................        25          42           2
    Accrued interest on long-term debt..................       ---       1,275         ---
    Accretion of discount on investments................       (86)       (130)        ---
    Amortization of deferred compensation...............        34         ---         ---
    Amortization of debt issue costs....................         5           4         ---
    Realized investment loss (gain) on securities.......       124         (14)        ---
    Accrued expenses and other liabilities..............       (25)        (10)         30
                                                           -------     -------     -------
  Net cash provided by operating activities.............         8         202           6
Investing Activities
  Securities available-for-sale:
    Fixed maturities:
          Purchases.....................................    (3,682)    (13,909)        ---
          Sales.........................................     6,282       4,276         ---
    Equity securities:
          Purchases.....................................       ---        (300)        ---
          Sales.........................................       284         ---         ---
    Issuance of Surplus Note to subsidiary..............     ---       (25,000)        ---
                                                           -------     -------     -------
  Net cash provided by (used in) investing activities...     2,884     (34,933)        ---
Financing Activities
    Proceeds from issuance of long term debt............       ---      34,453         ---
    Proceeds from exercise of stock options.............       200         956          22
    Retirement of common stock..........................    (2,602)       (297)         --
                                                           -------     -------     -------
  Net cash (used in) provided by financing activities...    (2,402)     35,112          22
                                                           -------     -------     -------
  Increase in cash and short-term investments...........       490         381          28
  Cash and short-term investments at beginning of year..       943         562         534
                                                           -------     -------     -------
  Cash and short-term investments at end of year........   $ 1,433     $   943     $   562
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

Note 3

     The amortized cost and the fair value of investments held by the parent company are as follows (dollars in thousands):


                                                            Gross         Gross
                                Amortized   Unrealized    Unrealized      Fair
At December 31, 1999              Cost         Gains        Losses        Value
                               ----------   ----------    -----------   --------
Available-for-sale securities:
   Fixed maturity securities:
      Corporate                   $7,155           $22         $666      $6,511
                                  ------       -------      -------      ------
   Total                           7,155            22          666       6,511

      Equity Securities               --            --           --          --
                                  ------       -------      -------      ------
   Total                          $7,155           $22         $666      $6,511
                                  ======       =======      =======      ======


                                               Gross        Gross
                                Amortized   Unrealized    Unrealized      Fair
At December 31, 1998              Cost         Gains        Losses        Value
                               ----------   ----------    -----------   --------
Available-for-sale securities:
   Fixed maturity securities:
      Corporate                $ 9,777            $113         $451      $9,439
                               -------         -------      -------     -------
   Total                         9,777             113          451       9,439

      Equity Securities            300              --           29         271
                               -------         -------      -------     -------
   Total                       $10,077            $113         $480      $9,710
                               =======         =======      =======     =======

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               TRIAD GUARANTY INC.
                                (PARENT COMPANY)
                               SUPPLEMENTARY NOTES


NOTE 3 (CONTINUED)

Major categories of the parent company's investment income are summarized as follows (dollars in thousands):

                                          Year ended December 31

                                        1999        1998      1997
                                        ----        -----     ----
Income:
   Fixed maturities                    $  645      $  679         --
   Equity securities                       18          17         --
   Cash and short-term investments         42          71        $22
   Note receivable from subsidiary      2,225       2,052         --
                                       ------      ------     ------
                                        2,930       2,819         22
Expenses                                   55          32         --
                                       ------      ------     ------
Net investment income                  $2,875      $2,787        $22
                                       ======      ======     ======


NOTE 4

     In January of 1998, the Company completed a $35 million private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs of $547,102, totaled $34,542,898. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

                            SCHEDULE IV - REINSURANCE

                               TRIAD GUARANTY INC.
                        MORTGAGE INSURANCE PREMIUM EARNED
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                           Percentage of
                        Ceded To     Assumed                   Amount
             Gross       Other      From Other      Net        Assumed
            Amount     Companies    Companies     Amount       to Net
          --------    ----------    ----------   --------  ------------
                             (dollars in thousands)

1999.....  $65,602      $1,646          $14       $63,970       0.0%
           =======      ======          ===       =======
1998.....  $53,905      $1,099          $16       $52,822       0.0%
           =======      ======          ===       =======
1997.....  $40,311      $1,809          $20       $38,522       0.1%
           =======      ======          ===       =======