Form 10-Q
period 2000-03-31
TRIAD GUARANTY INC
filed 2000-05-12
CIK 911631

FORM 10-Q
                          ---------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

Number of shares of Common Stock, $.01 par value, outstanding as of May 1, 2000:
13,313,194 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                           Page
                                                                          Number
Part I. Financial Information:

   Item 1. Financial Statements:

   Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
            and December 31, 1999.............................................3

   Consolidated Income Statements for the Three Month
            Periods Ended March 31, 2000 and 1999 (Unaudited).................4

   Consolidated Statements of Cash Flow for the Three Month
            Periods Ended March 31, 2000 and 1999 (Unaudited).................5

   Notes to Consolidated Financial Statements.................................6

   Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................9

Part II. Other Information:

   Item 6. Exhibits and Reports on Form 8-K..................................14

   Signatures................................................................14

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                           March 31,     December 31,
                                                             2000            1999
                                                         ------------   ------------
Assets
Invested assets:
Fixed maturities, available-for-sale, at fair value .....$175,159,377   $164,579,416
Equity securities, available-for-sale, at fair value.....  12,883,068     13,075,648
Short-term investments...................................   9,065,258     13,908,666
                                                         ------------   ------------
                                                          197,107,703    191,563,730

Cash.....................................................   1,351,307        215,553
Real estate..............................................     145,515        145,515
Accrued investment income................................   2,893,539      2,591,612
Deferred policy acquisition costs........................  20,697,659     19,906,877
Prepaid federal income taxes ............................  36,561,666     35,415,666
Property and equipment...................................   6,765,390      5,915,262
Prepaid reinsurance premium..............................      37,161         34,227
Reinsurance recoverable..................................       8,037         29,980
Other assets.............................................   7,202,917      7,322,130
                                                         ------------   ------------
Total assets.............................................$272,770,894   $263,140,552
                                                         ============   ============

Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses.................. $14,459,127   $ 14,751,348
    Unearned premiums....................................   6,753,048      6,831,290
    Amounts payable to reinsurer ........................     298,625        319,294
    Current taxes payable................................      70,272         70,272
    Deferred income taxes................................  46,101,587     41,750,341
    Unearned ceding commission...........................     358,422        400,521
    Long-term debt.......................................  34,463,266     34,461,979
    Accrued interest on debt.............................     583,722      1,274,972
    Accrued expenses and other liabilities...............   2,873,235      6,208,079
                                                         ------------   ------------
Total liabilities........................................ 105,961,304    106,068,096
Commitments and contingent liabilities - Note 4
Stockholders' equity:
    Preferred stock, par value $.01 per share --
      authorized 1,000,000 shares; no shares
      issued and outstanding.............................         ---            ---
    Common stock, par value $.01 per share --
      authorized 32,000,000 shares; issued and
      outstanding 13,313,194 shares at March 31, 2000
      and 13,303,194 at December 31, 1999................     133,132        133,032
    Additional paid-in capital...........................  62,168,087     61,972,312
    Accumulated other comprehensive income, net of
      income tax asset of $1,997,960 at March 31, 2000
      and $2,546,666 at December  31, 1999...............  (3,704,750)    (4,723,775)
    Deferred compensation................................    (198,696)       (69,414)
    Retained earnings.................................... 108,411,817     99,760,301
                                                         ------------   ------------
Total stockholders' equity............................... 166,809,590    157,072,456
                                                         ------------   ------------
Total liabilities and stockholders' equity...............$272,770,894   $263,140,552
                                                         ============   ============

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                              Three Months Ended
                                                                   March 31
                                                         --------------------------
                                                            2000           1999
                                                            ----           ----
Revenue:
Premiums written:
   Direct.............................................. $18,007,841     $15,107,637
   Assumed.............................................       3,840           5,632
   Ceded...............................................    (948,409)       (267,008)
                                                        -----------     -----------
Net premiums written...................................  17,063,272      14,846,261
Change in unearned premiums............................      81,176         140,139
                                                        -----------     -----------
Earned premiums........................................  17,144,448      14,986,400
Net investment income..................................   2,925,993       2,448,978
Realized investment gains..............................     777,881         857,001
Other income...........................................       5,740           4,309
                                                        -----------     -----------
                                                         20,854,062      18,296,688
Losses and expenses:
Losses and loss adjustment expenses....................   1,570,781       2,922,006
Reinsurance recoveries.................................      25,357          (6,955)
                                                        -----------     -----------
Net losses and loss adjustment expenses................   1,596,138       2,915,051
Interest expense on debt...............................     692,538         692,438
Amortization of deferred policy acquisition costs......   2,000,147       1,716,465
Other operating expenses (net).........................   4,111,183       3,552,158
                                                        -----------     -----------
                                                          8,400,006       8,876,112
                                                        -----------     -----------
Income before income taxes.............................  12,454,056       9,420,576
Income taxes:
   Current.............................................         - -          12,684
   Deferred............................................   3,802,540       2,828,638
                                                        -----------     -----------
                                                          3,802,540       2,841,322
                                                        -----------     -----------
Net income............................................. $ 8,651,516     $ 6,579,254
                                                        ===========     ===========

Earnings per common and
   common equivalent share:
   Basic............................................... $   .65         $   .49
                                                       ============     ===========
   Diluted............................................. $   .63         $   .48
                                                       ============     ===========

Shares used in computing earnings
   per common and common equivalent share:
   Basic...............................................  13,309,961      13,358,268
                                                       ============     ===========
   Diluted.............................................  13,655,901      13,687,648
                                                       ============     ===========

                             See accompanying notes

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31
                                                           ----------------------------
                                                               2000            1999
                                                               ----            ----
Operating activities
Net income................................................ $ 8,651,516      $ 6,579,254
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Loss and unearned premium reserves.....................    (370,463)       2,147,660
   Accrued expenses and other liabilities.................  (3,334,844)      (1,906,674)
   Current taxes payable..................................         - -           12,683
   Accrued investment income..............................    (301,927)        (148,850)
   Policy acquisition costs deferred......................  (2,790,930)      (2,924,922)
   Amortization of policy acquisition costs...............   2,000,147        1,716,465
   Net realized investment gains .........................    (777,881)        (857,001)
   Provision for depreciation.............................     184,045          182,457
   Accretion of discount on investments...................    (262,067)        (270,204)
   Deferred income taxes..................................   3,802,540        2,828,638
   Prepaid federal income tax.............................  (1,146,000)             - -
   Real estate acquired in claim settlement...............         - -         (145,515)
   Accrued interest on debt...............................    (691,250)        (691,250)
   Other assets...........................................     119,213          (55,128)
   Other operating activities.............................     (21,253)          28,490
                                                           -----------      -----------
Net cash provided by operating activities.................   5,060,846        6,496,103
Investing activities
  Securities available-for-sale:
    Purchases - fixed maturities.......................... (11,741,828)      (9,737,219)
    Sales - fixed maturities..............................   3,377,678        9,648,176
    Purchases - equities..................................    (603,291)      (1,090,302)
    Sales - equities......................................   1,187,739        1,429,224
  Purchases of other invested assets......................         - -       (3,000,000)
  Purchase of property and equipment......................  (1,034,173)        (706,945)
                                                           -----------      -----------
Net cash used in investing activities.....................  (8,813,875)      (3,457,066)
Financing activities
Purchase and subsequent retirement of common stock........         - -       (2,602,187)
Proceeds from exercise of stock options...................      45,375          137,899
                                                           -----------      -----------
Net cash provided by (used in) financing activities.......      45,375       (2,464,288)
                                                           -----------      -----------
Net change in cash and short-term investments.............  (3,707,654)         574,749
Cash and short-term investments at beginning of period....  14,124,219        6,329,392
                                                           -----------      -----------
Cash and short-term investments at end of period.......... $10,416,565      $ 6,904,141
                                                           ===========      ===========
Supplemental schedule of cash flow information
Cash paid during the period for:
    Income taxes and United States Mortgage
      Guaranty Tax and Loss Bonds......................... $ 1,146,000      $       - -
    Interest.............................................. $ 1,382,500      $ 1,382,500

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.


NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on form 10-K for the year ended December 31, 1999.


NOTE 3 -- CONSOLIDATION

     The consolidated  financial  statements include Triad Guaranty Inc. and its
wholly-owned   subsidiaries.   All   significant   intercompany   accounts   and
transactions have been eliminated.


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

INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 March 31, 2000
                                   (Unaudited)

risk for insurance in force at March 31, 2000 and December 31, 1999, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:



                                         March 31            December 31
                                           2000                1999

Net risk...........................   $3,323,158,366      $3,218,850,073
                                      ==============      ==============
Statutory capital and surplus......   $   97,369,506      $   94,602,027
Statutory contingency reserve......      122,412,748         113,813,344
                                      --------------      --------------
Total..............................   $  219,782,254      $  208,415,371
                                      ==============      ==============
Risk-to-capital ratio..............      15.1-to-1           15.4-to-1
                                      ==============      ==============


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

     Net income as determined in accordance with statutory accounting practices was $12,297,934 for the three months ended March 31, 2000 and $40,019,488 for the year ended December 31, 1999.

     At March 31, 2000 and December 31, 1999, the amount of Triad's equity that could be paid out in dividends to stockholders was $13,653,579 and $10,886,099, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

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

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 March 31, 2000
                                   (Unaudited)

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


NOTE 6 - - COMPREHENSIVE INCOME

     Comprehensive income is divided into net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three month periods ended March 31, 2000 and 1999, the Company's comprehensive income was $9.7 million and $5.2 million, respectively.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION.


RESULTS OF OPERATIONS

     Net income for the first three months of 2000 increased 31.5% to $8.7 million compared to $6.6 million for the first three months of 1999. This improvement is attributable primarily to a 14.4% increase in earned premiums, a 19.5% increase in net investment income, and a 45.2% decrease in loss and loss adjustment expenses.

     Net income per share on a diluted basis increased 31.8% to $0.63 for the first three months of 2000 compared to $0.48 per share for the first three months of 1999. Operating earnings per share were $0.60 for the first quarter of 2000 compared to $0.44 for the first quarter of 1999. Operating earnings exclude net realized investment gains of approximately $778,000 and $857,000 in the first three months of 2000 and 1999, respectively.

     Net new insurance written was $749 million for the first three months of 2000 as compared to $1.3 billion for the first three months of 1999, a decrease of 43.7%. The Company also produced approximately $22 million of new insurance written on seasoned loans in the first quarter of 2000 as compared to approximately $5 million in the same period of 1999. The decrease in new insurance written was primarily the result of declines in the industry mortgage insurance market. Driven by a higher interest rate environment, the total industry net new mortgage insurance written market decreased 34.6% in the first quarter of 2000 as compared the first quarter of 1999. According to industry data, Triad's national market share of net new insurance written was 2.3% for the first three months of 2000 compared to 2.7% for the first three months of 1999. Total direct insurance in force reached $13.4 billion at March 31, 2000, compared to $11.7 billion at March 31, 1999, an increase of 14.5%.

     Total direct premiums written were $18.0 million for the first three months of 2000, an increase of 19.2% compared to $15.1 million for the first three months of 1999. Net premiums written increased by 14.9% to $17.1 million in the first three months of 2000 compared to $14.8 million for the same period of 1999. Earned premiums increased 14.4% to $17.1 million for the first three months of 2000 from $15.0 million for the first three months of 1999. This growth in written and earned premiums resulted from both new insurance written and an improvement in the Company's persistency. Approximately 41.9% of new insurance written during 2000 is subject to captive mortgage reinsurance and other risk-sharing arrangements compared to 22.9% of new insurance written in 1999. Ceded premiums for the first quarter of 2000, which includes third party reinsurance arrangements as well as captive reinsurance agreements, increased 255% over the same period of 1999. This increase in ceded premiums is due to more insurance being written under risk-sharing arrangements and the Company's purchase of additional excess of loss reinsurance to meet rating agency capital

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED


guidelines for expected levels of insurance growth. Management anticipates ceded premiums will continue to increase as a result of the expected increase in risk-sharing programs.

     Refinance activity was 12.7% of new insurance written in the first quarter of 2000 compared to 39.8% of insurance written in the first quarter of 1999, reflecting the rise in interest rates since early 1999. Persistency, or the amount of insurance in force remaining from one year prior, was 80.8% at March 31, 2000, compared to 68.3% at March 31, 1999, and 77.1% at December 31, 1999.
Persistency for the first quarter of 2000 improved to an annualized rate of 90.1% reflecting the trend of rising interest rates and declining cancellations. Sales under the Company's monthly premium plan represented 93.8% of new insurance written in the first quarter of 2000 compared to 96.9% in the same period of 1999.

     Net investment income for the first three months of 2000 was $2.9 million, a 19.5% increase over $2.4 million in the first three months of 1999. This increase in investment income is the result of growth in the average book value of invested assets by $18.3 million to $190.3 million at March 31, 2000, from $172.0 million at March 31, 1999. The growth in invested assets is attributable to normal operating cash flow. The yield on average invested assets increased to 6.2% for the first three months of 2000, as compared to 5.7% for the first three months of 1999. This increase in yield is a result of increased investments into higher yielding intermediate term securities. The portfolio's tax-equivalent yield was 7.7% for the first quarter of 2000 versus 7.8% for the first quarter of 1999. Based on amortized cost, approximately 70% or $128.4 million of the Company's fixed maturity portfolio at March 31, 2000 was composed of state and municipal tax-preferred securities as compared to 70% or $107.3 million at March 31, 1999.

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 9.3% for the first quarter of 2000 as compared to 19.5% for the first quarter of 1999 and 11.1% for all of 1999. The Company's favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that as of March 31, 2000 approximately 79% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) decreased by 45.2% in the first quarter of 2000 to $1.6 million compared to $2.9 million for the same period of 1999. This decrease is reflective of the current

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED



strong economy and the Company's improvement in its delinquency ratio and the number of reported delinquent loans.

     Amortization of deferred policy acquisition costs increased by 16.5% to $2.0 million in the first three months of 2000 compared to $1.7 million for the first three months of 1999. The increase in amortization reflects a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force.

     Other operating expenses increased 15.7% to $4.1 million for the first quarter of 2000 compared to $3.6 million for the same period in 1999. This increase in expenses is primarily attributable to advertising, production, personnel, technology enhancements, geographic expansion, and the research, development, and implementation costs associated with risk-sharing structures. The expense ratio (ratio of underwriting expenses to net premiums written) for the first quarter of 2000 was 35.8% compared to 35.5% for the first quarter of 1999 and 34.5% for all of 1999.

     The effective tax rate for the first three months of 2000 was 30.5% as compared to 30.2% for the first three months of 1999. Management expects the Company's effective tax rate to remain about the same as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

     Standard and Poor's Corporation in March 2000 affirmed the "AA" Financial Strength and counterparty credit rating of Triad. In addition, the "A" issuer credit rating and senior debt rating of the Company were also confirmed.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and taxes.

     The Company generated positive cash flow from operating activities for the first quarter of 2000 of $5.1 million compared to $6.5 million for the same period of 1999. The decrease in Triad's operating cash flow reflects increases in shared premiums due to risk-sharing agreements, paid losses, taxes, and underwriting expenses that more than offset the growth in new and renewal premiums.

     The Company's business does not routinely require significant capital expenditures other than for enhancements to its computer systems and technological capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED


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

     Consolidated invested assets were $197.1 million at March 31, 2000, compared to $191.6 million at December 31, 1999. Fixed maturity securities and equity securities classified as available-for-sale totaled $188.0 million at March 31, 2000. Net unrealized investment gains were $1.5 million on equity securities, and net unrealized investment losses were $7.2 million on fixed maturity securities at March 31, 2000. The fixed maturity portfolio consisted of approximately 70% municipal securities, 23% corporate securities, 6% U.S. government obligations, and 1% mortgage-backed bonds at March 31, 2000.

     The Company's loss reserves were $14.5 million at March 31, 2000, compared to $14.8 million at December 31, 1999. The loss reserves at March 31, 2000, reflect the Company's decline in delinquent loans from the levels reported at December 31, 1999. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's reserves per delinquent loan were $21,300 at March 31, 2000, compared to $21,400 at December 31, 1999. The Company's delinquency ratio, the ratio of delinquent insured loans to total insured loans, was 0.61% at March 31, 2000, compared to 0.64% at December 31, 1999.

     Total stockholders' equity increased to $166.8 million at March 31, 2000, from $157.1 million at December 31, 1999. This increase resulted primarily from net income of $8.7 million for the first quarter of 2000 and the change in net unrealized gains and losses on invested assets classified as available-for-sale of $1.0 million (net of income tax).

     Triad's total statutory policyholders' surplus increased to $97.4 million at March 31, 2000, from $94.6 million at December 31, 1999. This increase resulted primarily from statutory net income of $12.3 million offset by an increase in the statutory contingency reserve of $8.6 million. Triad's statutory earned surplus was $13.7 million at March 31, 2000, compared to $10.9 million at December 31, 1999, reflecting, primarily, growth in statutory net income greater than the increase in the statutory contingency reserve. Approximately $534,000 and $1.0 million of the statutory earned surplus for March 31, 2000, and December 31, 1999, respectively, was attributable to unrealized gains. The balance in the statutory contingency reserve was $122.4 million at March 31, 2000, compared to $113.8 million at December 31, 1999.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED


     Triad's ability to write insurance depends on the maintenance of its claims-paying ability ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of March 31, 2000, Triad's risk-to-capital ratio was 15.1-to-1, as compared to 15.4-to-1 at December 31, 1999, and 14.8-to-1 for the industry as a whole at December 31, 1999, the latest industry data available.

     The Company is undertaking modifications and upgrades to enhance its computer systems and technological capabilities. The Company expects to incur approximately $5.7 million for this system conversion and upgrade (approximately $5.1 million in capitalized costs have been incurred for the project through March 31, 2000) and is funding the project through cash flow from operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward looking statements relating to future plans, expectations, and performance which involve various risks and uncertainties, including but not limited to the following: interest rates may increase from their current levels; housing transactions and mortgage issuance may decrease for many reasons including changes in interest rates or economic conditions; the Company's market share may change as a result of changes in underwriting criteria or competitive products or rates; the amount of new insurance written could be affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae; the Company's financial condition and competitive position could be affected by legislation impacting the mortgage guaranty industry specifically and the financial services industry in general; rating agencies may revise methodologies for determining the Company's claims-paying ability ratings and may revise or withdraw the assigned ratings at any time; decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings; the amount of new insurance written and the growth of insurance in force or risk in force as well as the performance of the Company may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, and pricing of products and services offered by the Company and its competitors; the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions. Economic downturns in regions where Triad's risk is more concentrated could have a particularly adverse effect on Triad's financial condition and loss development. Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

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

                                         TRIAD GUARANTY INC.


Date: May 12, 2000
                                         /s/ Michael R. Oswalt
                                         -------------------------
                                         Michael R. Oswalt
                                         Senior Vice President and Controller,
                                         Principal Accounting Officer