Form 10-K/A
period 1999-12-31
TRIAD GUARANTY INC
filed 2000-06-23
CIK 911631

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

      TRIAD GUARANTY INC.                                     PART III
      PROXY STATEMENT FOR 2000 ANNUAL MEETING
      OF STOCKHOLDERS

                                    PART IV


ITEM 14        EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES, AND REPORTS ON FORM 8-K.
               -----------------------------------

           (a) The following documents are filed as a part of this Report:

            2. FINANCIAL STATEMENT SCHEDULES

               (a) Triad Guaranty Inc. 401(k) Profit-Sharing Plan Financial Statements

               The Financial Statement of Triad Guaranty Inc. 401(k)Profit Sharing Plan, together with the report thereon of Ernst & Young LLP, consisting of:

               Report of Independent Auditors

               Statements of Net Assets Available for Benefits (Modified Cash Basis)

               Statement of Changes in Net Asset Available for Benefits (Modified Cash Basis)

               Notes to Financial Statements

               Schedule of Assets Held for Investment Purposes at end of Year (Modified Cash Basis)

            3. EXHIBITS

               23.2 Consent of Ernst & Young LLP

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized on the 23th day of June 2000.

                                           TRIAD GUARANTY INC.





                                           By:/s/Michael R. Oswalt
                                           -----------------------
                                           Michael R. Oswalt
                                           Senior Vice President and Controller
                                           Principal Accounting Officer

                 Financial STATEMENTS AND SUPPLEMENTAL SCHEDULE
                              (MODIFIED CASH BASIS)

                 TRIAD GUARANTY INC. 401(K) PROFIT-SHARING PLAN

           DECEMBER 31, 1999 AND 1998 AND YEAR ENDED DECEMBER 31, 1999
                       WITH REPORT OF INDEPENDENT AUDITORS1999

                               Triad Guaranty Inc.
                           401(k) Profit-Sharing Plan

                 Financial Statements and Supplemental Schedule
                              (Modified Cash Basis)

           December 31, 1999 and 1998 and year ended December 31, 1999



                                    Contents

Report of Independent Auditors.................................................1

Financial Statements

Statements of Net Assets Available for Benefits (Modified Cash Basis)..........2
Statement of Changes  in Net Assets Available for Benefits
   (Modified Cash Basis).......................................................3
Notes to Financial Statements .................................................4

Supplemental Schedule

Schedule of Assets Held for Investment Purposes at End of Year
   (Modified Cash Basis).......................................................9

                         REPORT OF INDEPENDENT AUDITORS

Plan Administrator of the Triad Guaranty Inc.
    401(k) Profit-Sharing Plan

We have audited the accompanying statements of net assets available for benefits (modified cash basis) of the Triad Guaranty Inc. 401(k) Profit-Sharing Plan as of December 31, 1999 and 1998, and the related statement of changes in net assets available for benefits (modified cash basis) for the year ended December 31, 1999. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 2, these financial statements and the supplemental schedule were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

In our opinion, the financial statements referred to above present fairly, in all material respects, information regarding the Plan's net assets available for benefits (modified cash basis) as of December 31, 1999 and 1998, and changes therein (modified cash basis) for the year ended December 31, 1999, on the basis of accounting described in Note 2.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule (modified cash basis) of assets held for investment purposes at end of year as of December 31, 1999 is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule is the responsibility of the Plan's management. The supplemental schedule (modified cash basis) has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                    ERNST & YOUNG LLP
May 26, 2000

                               Triad Guaranty Inc.
                           401(k) Profit-Sharing Plan

                 Statements of Net Assets Available for Benefits
                              (Modified Cash Basis)


                                               December 31
                                         1999             1998
                                      ----------------------------
Assets
Investments, at fair value            $ 4,546,891    $ 3,461,285
Cash and cash equivalents                  25,853            560
                                      ----------------------------
Net assets available for benefits     $ 4,572,744    $ 3,461,845
                                      ============================


See notes to financial statements.

                               Triad Guaranty Inc.
                           401(k) Profit-Sharing Plan

            Statement of Changes in Net Assets Available for Benefits
                              (Modified Cash Basis)

                          Year ended December 31, 1999



Additions:
   Investment income:
     Net appreciation in
      fair value of investments         $   203,675
     Interest and dividends                 125,702
                                        --------------
                                            329,377

   Contributions:
     Participants                           718,692
     Employer                               294,996
                                        --------------
                                          1,013,688
                                        --------------
Total additions                           1,343,065

Deductions:
   Benefits paid to participants            232,166
                                        --------------
   Net increase                           1,110,899

Net assets available for benefits:
   Beginning of year                      3,461,845
                                        ==============
   End of year                          $ 4,572,744
                                        ==============


See notes to financial statements.

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                          NOTES TO FINANCIAL STATEMENTS
                              (MODIFIED CASH BASIS)

                                DECEMBER 31, 1999


1. DESCRIPTION OF PLAN

The following description of the Triad Guaranty Inc. 401(k) Profit-Sharing Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

GENERAL

The Plan is a salary deferral 401(k) defined contribution plan covering all employees of Triad Guaranty Inc. and its subsidiaries (the "Company" or the "Plan Sponsor") who have at least six months of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan became effective November 1, 1993.

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

FORFEITURES

Forfeitures of matching contributions of $4,810 and $10,606 for 1999 and 1998 were used to reduce employer contributions.

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

                              TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (MODIFIED CASH BASIS)


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

PARTICIPANTS LOANS

Participants may borrow from their fund accounts a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50% of their vested account balance. Loan terms range from 1-5 years or up to 15 years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined quarterly by the plan administrator. Principal and interest is paid ratably through monthly payroll deductions.

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

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (MODIFIED CASH BASIS)


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

RECLASSIFICATION

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (MODIFIED CASH BASIS)


3. INVESTMENTS

The Plan's investments are held by a bank administered trust fund. Investments that represent 5 percent or more of the Plan's net assets as of December 31 are as follows:

                                                    1999             1998
                                               -------------------------------
 Investments at fair value as determined
    by quoted market price:
      Oppenheimer Income & Growth Fund         $   513,227       $   302,039
      Oppenheimer Global Fund                      271,581           154,976
      Fidelity Growth & Income Fund                876,447           413,451
      Triad Guaranty Inc. Stock Fund             2,761,782         2,543,255

During 1999, the Plan's investments (including investments bought and sold, as well as held during the period) appreciated (depreciated) in value as follows:

                                                       Net
                                                 Appreciation
                                               (Depreciation) in
                                               Fair Value During
                                                     Year
                                              ------------------

     Oppenheimer Income & Growth Fund                $  18,362
     Oppenheimer Global Fund                            75,583
     Fidelity Growth & Income Fund                      15,584
     Fidelity Bond Fund                                 (3,137)
     Triad Guaranty Inc. Stock Fund                     97,283
                                               ------------------
                                                     $ 203,675
                                               ==================

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (MODIFIED CASH BASIS)


4. EXEMPT PARTY-IN-INTEREST TRANSACTIONS

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

5. INCOME TAX STATUS

The Plan has received an opinion letter from the Internal Revenue Service dated May 23, 1994, stating that the written form of the underlying prototype plan document is qualified under Section 401(a) of the Internal Revenue Code (the "Code"), and that any employer adopting this form of the Plan will be considered to have a plan qualified under Section 401(a) of the Code. Therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan
Administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified an the related trust is tax exempt.

                              SUPPLEMENTAL SCHEDULE

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN
                                 EIN: 56-1838519
                                PLAN NUMBER: 001
                               SCHEDULE H, LINE 4I

         SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                              (MODIFIED CASH BASIS)

                                DECEMBER 31, 1999




                                                  (c)
                                              Description of
                                                Investment,
                                            Including Maturity
                                               Date, Rate of
                      (b)                        Interest,              (e)
           Identity of Issue, Borrower,       Collateral, Par or      Current
  (a)        Lessor or Similar Party          Maturity Value           Value
------ --------------------------------------------------------- ---------------

       Common Stock:
   *     Triad Guaranty Inc.                    121,397 shares    $ 2,761,782

       Mutual Funds:
          Fidelity Bond Fund                     10,116 shares         98,727
          Fidelity Growth and Income Fund        18,585 shares        876,447
          Oppenheimer Income & Growth Fund       12,240 shares        513,227
          Oppenheimer Global Fund                 4,348 shares        271,581
                                                                 ---------------
                                                                    1,759,982

       Participant loans                                               25,127
                                                                 ---------------

                                                                  $ 4,546,891
                                                                 ===============
*  Indicates party in interest to the Plan

Note: Cost information has not been included because all investments are participant directed.