Form 10-Q
period 2000-06-30
TRIAD GUARANTY INC
filed 2000-08-14
CIK 911631

FORM 10-Q
                           ---------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of August 1, 2000: 13,322,194 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                          Page
                                                                         Number
Part I. Financial Information:

     Item 1. Financial Statements:

     Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
              and December 31, 1999.........................................3

     Consolidated Income Statements for the Three and Six Month
              Periods Ended June 30, 2000 and 1999 (Unaudited)..............4

     Consolidated Statements of Cash Flow for the Six Month
              Periods Ended June 30, 2000 and 1999 (Unaudited)..............5

     Notes to Consolidated Financial Statements.............................6

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................9

Part II. Other Information:

     Item 4. Submission of Matters to a Vote of Security Holders...........15

     Item 6. Exhibits and Reports on Form 8-K..............................15

     Signatures............................................................16

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,      December 31,
                                                            2000           1999
                                                       -------------   ------------
                                                         (Unaudited)
Assets
Invested assets:
Fixed maturities, available-for-sale, at fair value ... $184,254,040   $164,579,416
Equity securities, available-for-sale, at fair value...   13,209,334     13,075,648
Short-term investments.................................    6,152,882     13,908,666
                                                        ------------   ------------
                                                         203,616,256    191,563,730

Cash...................................................    1,507,548        215,553
Real estate acquired in settlement of claims...........      150,370        145,515
Accrued investment income..............................    2,718,651      2,591,612
Deferred policy acquisition costs......................   21,232,951     19,906,877
Prepaid federal income taxes ..........................   43,089,666     35,415,666
Property and equipment.................................    7,710,676      5,915,262
Reinsurance recoverable................................        1,972         29,980
Other assets...........................................    7,988,836      7,356,357
                                                        ------------   ------------
Total assets........................................... $288,016,926   $263,140,552
                                                        ============   ============

Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses................ $ 14,571,328   $ 14,751,348
    Unearned premiums..................................    6,665,136      6,831,290
    Amounts payable to reinsurer.......................      568,164        319,294
    Current taxes payable..............................       70,272         70,272
    Deferred income taxes..............................   49,559,771     41,750,341
    Unearned ceding commission.........................    1,789,050        400,521
    Long-term debt.....................................   34,464,579     34,461,979
    Accrued interest on debt...........................    1,274,972      1,274,972
    Accrued expenses and other liabilities.............    4,109,456      6,208,079
                                                        ------------   ------------
Total liabilities......................................  113,072,728    106,068,096
Commitments and contingent liabilities - Note 4
Stockholders' equity:
  Preferred stock, par value $.01 per share ---
     authorized 1,000,000 shares; no shares
     issued and outstanding............................         ---            ---
  Common stock, par value $.01 per share ---
     authorized 32,000,000 shares; 13,316,194
     shares issued and outstanding at June 30, 2000
     and 13,303,194 at December 31, 1999...............      133,162        133,032
  Additional paid-in capital...........................   62,198,558     61,972,312
  Accumulated other comprehensive income, net of
     income tax asset of $2,215,161 at June 30, 2000
     and $2,546,666 at December 31, 1999...............   (4,108,123)    (4,723,775)
  Deferred compensation................................     (177,478)       (69,414)
  Retained earnings....................................  116,898,079     99,760,301
                                                        ------------   ------------
Total stockholders' equity.............................  174,944,198    157,072,456
                                                        ------------   ------------
Total liabilities and stockholders' equity............. $288,016,926   $263,140,552
                                                        ============   ============

                             See accompanying notes

                               TRIAD GUARANTY INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                        Three Months Ended             Six Months Ended
                                                              June 30                       June 30
                                                     -------------------------     --------------------------
                                                        2000            1999          2000           1999
                                                        ----            ----          ----           ----
Revenue:
Premiums written:
   Direct........................................... $18,828,514    $15,945,500    $36,836,354    $31,053,137
   Assumed..........................................       1,892          3,677          5,732          9,309
   Ceded............................................  (1,112,400)      (455,834)    (2,060,808)      (722,842)
                                                     -----------    -----------    -----------    -----------
Net premiums written................................  17,718,006     15,493,343     34,781,278     30,339,604
Change in unearned premiums.........................     117,697        (32,982)       198,873        107,157
                                                     -----------    -----------    -----------    -----------
Earned premiums.....................................  17,835,703     15,460,361     34,980,151     30,446,761
Net investment income...............................   3,067,447      2,637,248      5,993,440      5,086,226
Realized investment gains...........................      35,803        175,239        813,684      1,032,240
Other income........................................       5,625          5,135         11,365          9,444
                                                     -----------    -----------    -----------    -----------
                                                      20,944,578     18,277,983     41,798,640     36,574,671
Losses and expenses:
Losses and loss adjustment expenses.................   2,052,470      1,353,935      3,623,251      4,275,940
Reinsurance recoveries..............................       7,230          1,055         32,587         (5,900)
                                                     -----------    -----------    -----------    -----------
Net losses and loss adjustment expenses.............   2,059,700      1,354,990      3,655,838      4,270,040
Interest expense on debt............................     692,563        702,479      1,385,100      1,394,917
Amortization of deferred policy acquisition costs...   2,027,741      1,752,797      4,027,889      3,469,262
Other operating expenses (net)......................   4,002,720      3,726,325      8,113,902      7,278,483
                                                     -----------    -----------    -----------    -----------
                                                       8,782,724      7,536,591     17,182,729     16,412,702
                                                     -----------    -----------    -----------    -----------
Income before income taxes..........................  12,161,854     10,741,392     24,615,911     20,161,969
Income taxes:
   Current..........................................         208          1,746            208         14,430
   Deferred.........................................   3,675,384      3,294,717      7,477,924      6,123,355
                                                     -----------    -----------    -----------    -----------
                                                       3,675,592      3,296,463      7,478,132      6,137,785
                                                     -----------    -----------    -----------    -----------
Net income.......................................... $ 8,486,262    $ 7,444,929    $17,137,779    $14,024,184
                                                     ===========    ===========    ===========    ===========

Earnings per common and
   common equivalent share:
   Basic............................................    $ .64          $ .56         $ 1.29         $ 1.05
                                                     ===========    ===========   ============    ===========
   Diluted..........................................    $ .62          $ .55         $ 1.25         $ 1.03
                                                     ===========    ===========   ============    ===========
Shares used in computing earnings per
   common and common equivalent share:
   Basic............................................  13,313,293     13,292,694     13,311,647     13,325,306
                                                     ===========    ===========   ============    ===========
   Diluted..........................................  13,674,441     13,576,596     13,665,191     13,631,947
                                                     ===========    ===========   ============    ===========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                Six Months Ended
                                                                     June 30
                                                          ---------------------------
                                                               2000            1999
                                                               ----            ----
Operating activities
Net income............................................... $ 17,137,779     $ 14,024,184
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Loss and unearned premium reserves....................     (346,174)       2,416,315
   Accrued expenses and other liabilities................   (2,098,623)        (947,460)
   Current taxes payable.................................          ---           14,224
   Accrued investment income.............................     (127,039)        (197,803)
   Policy acquisition costs deferred.....................   (5,353,963)      (5,668,978)
   Amortization of policy acquisition costs..............    4,027,889        3,469,262
   Net realized investment gains ........................     (813,684)      (1,032,240)
   Provision for depreciation............................      364,009          367,101
   Accretion of discount on investments..................     (583,941)        (540,376)
   Deferred income taxes.................................    7,477,924        6,123,355
   Prepaid federal income tax............................   (7,674,000)      (3,881,000)
   Unearned ceding commission ...........................    1,388,529         (146,112)
   Real estate acquired in claim settlement..............       (4,855)        (145,515)
   Other assets..........................................     (599,759)        (603,743)
   Other operating activities............................      289,196          754,032
                                                          ------------     ------------
Net cash provided by operating activities................   13,083,288       14,005,246

Investing activities
 Securities available-for-sale:
     Purchases - fixed maturities........................  (23,513,548)     (22,712,451)
     Sales - fixed maturitie.s...........................    5,811,889       19,418,026
     Purchases - equities................................   (1,089,501)      (3,845,139)
     Sales - equities....................................    1,327,630        2,629,342
   Purchases of other invested assets....................          ---       (3,000,000)
   Purchase of property and equipment....................   (2,159,423)      (1,384,399)
                                                          ------------     ------------
Net cash used in investing activities....................  (19,622,953)      (8,894,621)

Financing activities
Purchase and subsequent retirement of common stock.......          ---       (2,602,187)
Proceeds from exercise of stock options..................       75,876          137,899
                                                          ------------     ------------
Net cash provided by (used in) financing activities......       75,876       (2,464,288)
                                                          ------------     ------------
Net change in cash and short-term investments............   (6,463,789)       2,646,337
Cash and short-term investments at beginning of period...   14,124,219        6,329,392
                                                          ------------     ------------
Cash and short-term investments at end of period.........  $ 7,660,430      $ 8,975,729
                                                          ============     ============
Supplemental schedule of cash flow information
Cash paid during the period for:
   Income taxes and United States Mortgage Guaranty
     Tax and Loss Bonds..................................  $ 7,674,208      $ 3,881,205
   Interest..............................................  $ 1,382,500      $ 1,382,500

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.


NOTE  2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on form 10-K for the year ended December 31, 1999.


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

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                  June 30, 2000
                                   (Unaudited)


INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at June 30, 2000 and December 31, 1999, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:



                                        June 30,            December 31,
                                          2000                  1999

Net risk..........................  $ 3,468,931,315      $ 3,218,850,073
                                    ===============      ===============
Statutory capital and surplus.....  $    98,231,806      $    94,602,027
Statutory contingency reserve.....      131,456,247          113,813,344
                                    ---------------      ---------------
Total.............................  $   229,688,053      $   208,415,371
                                   ================      ===============
Risk-to-capital ratio.............      15.1-to-1            15.4-to-1
                                   ================      ===============


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

     Net income as determined in accordance with statutory accounting practices was $23,606,073 for the six months ended June 30, 2000 and $40,019,488 for the year ended December 31, 1999.

     At June 30, 2000 and December 31, 1999, the amount of Triad's equity that could be paid out in dividends to stockholders was $14,515,878 and $10,886,099, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                  June 30, 2000
                                   (Unaudited)

     LOSS RESERVES - Triad establishes loss reserves to provide for the estimated costs of settling claims with respect to loans reported to be in default and loans in default which have not been reported to Triad. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, there can be no assurance that the reserves will prove to be adequate to cover ultimate loss development.


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


NOTE 6 - - COMPREHENSIVE INCOME

     Comprehensive income is divided into net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three month periods ended June 30, 2000 and 1999, the Company's comprehensive income was $8.1 million and $4.9 million, respectively. For the six month periods ended June 30, 2000 and 1999, the Company's comprehensive income was $17.8 million and $10.1 million, respectively.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

     Net income for the first six months of 2000 increased 22.2% to $17.1 million compared to $14.0 million for the first six months of 1999. Net income for the second quarter of 2000 increased 14.0% to $8.5 million compared to $7.4 million for the second quarter of 1999. This improvement is attributable primarily to a 14.9% (15.4% in the second quarter) increase in earned premiums, a 17.8% (16.3% in the second quarter) increase in net investment income, and a 14.4% decrease in net loss and loss adjustment expenses.

     Net income per share on a diluted basis increased 21.9% to $1.25 for the first six months of 2000 compared to $1.03 per share for the first six months of 1999. Net income per share for the second quarter of 2000 was $0.62 on a diluted basis compared to $0.55 per share for the same period of 1999. Operating earnings per share were $1.22 for the first half of 2000 compared to $0.98 for the first half of 1999, an increase of 24.1%. Operating earnings exclude net realized investment gains of approximately $814,000 and $1.0 million in the first half of 2000 and 1999, respectively.

     Net new insurance written was $1.9 billion for the first six months of 2000 as compared to $2.5 billion for the first six months of 1999, a decrease of 24.1%. For the second quarter, net new insurance written totaled $1.1 billion in both 2000 and 1999. The decrease in new insurance written for the six months was primarily the result of declines in the industry mortgage insurance market, however this decline in the industry market moderated somewhat in the second quarter. Driven by a higher interest rate environment, the total industry net new mortgage insurance written market decreased 25.3% in the first half of 2000 as compared to the first half of 1999. According to industry data, Triad's national market share of net new insurance written was 2.7% for the second quarter and 2.5% for the first six months of 2000 as compared to 2.3% and 2.5% for the respective periods in 1999. Total direct insurance in force reached $14.0 billion at June 30, 2000, compared to $12.1 billion at June 30, 1999, an increase of 15.4%.

     Direct premiums written were $36.8 million for the first six months of 2000, an increase of 18.6% compared to $31.1 million for the first six months of 1999. Net premiums written increased by 14.6% to $34.8 million in the first six months of 2000 compared to $30.3 million for the same period of 1999. Earned premiums increased 14.9% to $35.0 million for the first six months of 2000 from $30.4 million for the first six months of 1999. This growth in written and earned premiums resulted from both new insurance written and an improvement in the Company's persistency. Approximately 41.1% of new insurance written during 2000 is subject to captive mortgage reinsurance and other risk-sharing arrangements compared to 22.9% of new insurance written in all of 1999. Ceded premiums for the first half of 2000, which includes third party reinsurance

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED.


arrangements as well as captive reinsurance agreements, increased 185% over the same period of 1999. This increase in ceded premiums is due to more insurance being written under risk-sharing arrangements and the Company's purchase of additional excess of loss reinsurance to meet rating agency capital guidelines for expected levels of insurance growth. Management anticipates ceded premiums will continue to increase as a result of the expected increase in risk-sharing programs.

     Refinance activity was 12.8% of new insurance written in the first half of 2000 compared to 34.1% of insurance written in the first half of 1999, reflecting the rise in interest rates since early 1999. Persistency, or the amount of insurance in force remaining from one year prior, was 83.2% at June 30, 2000, compared to 66.6% at June 30, 1999, and 77.1% at December 31, 1999.
Sales under the Company's monthly premium plan represented 95.2% of new insurance written in the first half of 2000 compared to 96.8% in the same period of 1999.

     Net investment income for the first six months of 2000 was $6.0 million, a 17.8% increase over $5.1 million in the first six months of 1999. Net investment income for the second quarter of 2000 was $3.1 million, a 16.3% increase over the second quarter of 1999. This increase in investment income is the result of growth in the average book value of invested assets by $27.0 million to $203.9 million at June 30, 2000, from $176.9 million at June 30, 1999. The growth in invested assets is attributable to normal operating cash flow. The yield on average invested assets increased to 5.9% for the first six months of 2000, as compared to 5.8% for the first six months of 1999. This increase in yield is a result of increased investments into higher yielding intermediate term securities. The portfolio's tax- equivalent yield was 7.9% for the first half of 2000 versus 7.8% for the first half of 1999. Based on amortized cost, approximately 70% or $134.8 million of the Company's fixed maturity portfolio at June 30, 2000, was composed of state and municipal tax-preferred securities as compared to 72% or $113.0 million at June 30, 1999.

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 10.5% for the first half of 2000 as compared to 14.0% for the first half of 1999 and 11.1% for all of 1999. The loss ratio was 11.5% for the second quarter of 2000 compared to 8.8% for the second quarter of 1999. The Company's favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that as of June 30, 2000, approximately 77% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED.


force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) decreased by 14.4% in the first six months of 2000 to $3.7 million compared to $4.3 million for the same period of 1999. Net losses and loss adjustment expenses for the second quarter of 2000 and 1999 were $2.1 million and $1.4 million, respectively. This year-to-date decrease is reflective of the current strong economy, claim mitigation efforts, and fewer severely defaulted policies as compared to a year ago.

     Amortization of deferred policy acquisition costs increased by 16.1% to $4.0 million in the first six months of 2000 compared to $3.5 million for the first six months of 1999. These costs were $2.0 million for the second quarter of 2000 compared to $1.8 million for the second quarter of 1999, an increase of 15.7%. The increase in amortization reflects a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force.

     Other operating expenses increased 11.5% to $8.1 million for the first six months of 2000 compared to $7.3 million for the same period in 1999. For the second quarter of 2000, other operating expenses increased to $4.0 million from $3.7 million in the second quarter of 1999. This increase in expenses is primarily attributable to advertising, production, personnel, technology enhancements, geographic expansion, and the research, development, and implementation costs associated with risk-sharing structures. The expense ratio (ratio of underwriting expenses to net premiums written) for the first half of 2000 was 34.9% compared to 35.4% for the first half of 1999 and 34.5% for all of 1999. The expense ratio for the second quarter of 2000 was 34.0% compared to 35.4% for the second quarter of 1999.

     The effective tax rate was 30.4% for the first six months of 2000 and 1999. Management expects the Company's effective tax rate to remain about the same as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and taxes.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED.


     The Company generated positive cash flow from operating activities for the first six months of 2000 of $13.1 million compared to $14.0 million for the same period of 1999. The decrease in Triad's operating cash flow reflects increases in shared premiums and fee payments due to reinsurance and risk-sharing agreements, paid losses, taxes, and underwriting expenses that more than offset the growth in new and renewal premiums.

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

     Consolidated invested assets were $203.6 million at June 30, 2000, compared to $191.6 million at December 31, 1999. Fixed maturity securities and equity securities classified as available-for-sale totaled $197.5 million at June 30, 2000. Net unrealized investment gains were $1.4 million on equity securities, and net unrealized investment losses were $7.8 million on fixed maturity securities at June 30, 2000. The fixed maturity portfolio consisted of approximately 70% municipal securities, 22% corporate securities, 7% U.S. government obligations, and 1% mortgage-backed bonds at June 30, 2000.

     The Company's loss reserves were $14.6 million at June 30, 2000, compared to $14.8 million at December 31, 1999. The loss reserves at June 30, 2000, reflect a slight decrease in severity of the Company's delinquent loans from the levels reported at December 31, 1999. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's reserves per delinquent loan were $21,000 at June 30, 2000, compared to $21,400 at December 31, 1999. The Company's delinquency ratio, the ratio of delinquent insured loans to total insured loans, was 0.60% at June 30, 2000, compared to 0.64% at December 31, 1999.

     Total stockholders' equity increased to $174.9 million at June 30, 2000, from $157.1 million at December 31, 1999. This increase resulted primarily from net income of $17.1 million for the first half of 2000 and by the change in net unrealized gains and losses on invested assets classified as available-for-sale of $616,000 (net of income tax).

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED.


     Triad's total statutory policyholders' surplus increased to $98.2 million at June 30, 2000, from $94.6 million at December 31, 1999. This increase resulted primarily from statutory net income of $23.6 million offset by an increase in the statutory contingency reserve of $17.6 million. Triad's statutory earned surplus was $14.5 million at June 30, 2000, compared to $10.9 million at December 31, 1999, reflecting, primarily, growth in statutory net income greater than the increase in the statutory contingency reserve. Approximately $288,000 and $1.0 million of the statutory earned surplus for June 30, 2000, and December 31, 1999, respectively, was attributable to unrealized gains. The balance in the statutory contingency reserve was $131.5 million at June 30, 2000, compared to $113.8 million at December 31, 1999.

     Triad's ability to write insurance depends on the maintenance of its claims-paying ability ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of June 30, 2000, Triad's risk-to-capital ratio was 15.1-to-1, as compared to 15.4-to-1 at December 31, 1999, and 14.8-to-1 for the industry as a whole at December 31, 1999, the latest industry data available.

     The Company is undertaking modifications and upgrades to enhance its computer systems and technological capabilities. The Company expects to incur approximately $7.2 million for this system conversion and upgrade (approximately $6.2 million in capitalized costs have been incurred for the project through June 30, 2000) and is funding the project through cash flow from operations.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED.


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

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 18, 2000. Shares entitled to vote at the Annual Meeting totaled 13,313,194 of which 12,266,848 shares were represented at the meeting.

     At the Annual Meeting, the following five director were elected. Also shown are the number of shares cast for and authorization withheld for each nominee.


      Name of Nominee            Number of Votes for     Authorization withheld
      ---------------            -------------------     ----------------------

      Robert T. David                 12,208,626                 58,222
      Raymond H. Elliott              12,208,626                 58,222
      William T. Ratliff, III         12,201,126                 65,722
      Darryl W. Thompson              12,100,617                166,231
      David W. Whitehurst             12,201,126                 65,722


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

                                          TRIAD GUARANTY INC.


Date: August 14, 2000
                                          /s/ Michael R. Oswalt
                                          ------------------------
                                          Michael R. Oswalt
                                          Senior Vice President and Controller,
                                          Principal Accounting Officer