Form 10-Q
period 2000-09-30
TRIAD GUARANTY INC
filed 2000-11-15
CIK 911631

FORM 10-Q
                             -----------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of November 1, 2000: 13,337,194 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                          Page
                                                                         Number
Part I. Financial Information:

    Item 1. Financial Statements:

    Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
             and December 31, 1999............................................3

    Consolidated Income Statements for the Three and Nine Month
             Periods Ended September 30, 2000 and 1999 (Unaudited)............4

    Consolidated Statements of Cash Flows for the Nine Month
             Periods Ended September 30, 2000 and 1999 (Unaudited)............5

    Notes to Consolidated Financial Statements................................6

    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................9

Part II. Other Information:

    Item 6. Exhibits and Reports on Form 8-K.................................14

    Signatures...............................................................14

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             September 30,     December 31,
                                                                  2000            1999
                                                              ------------    ------------
Assets                                                        (Unaudited)
Invested assets:
Fixed maturities, available-for-sale, at fair value ........  $193,412,851    $164,579,416
Equity securities, available-for-sale, at fair value........    13,462,860      13,075,648
Short-term investments......................................     9,558,970      13,908,666
                                                              ------------    ------------
                                                               216,434,681     191,563,730

Cash........................................................       854,786         215,553
Real estate acquired in settlement of claims................           ---         145,515
Accrued investment income...................................     3,011,006       2,591,612
Deferred policy acquisition costs...........................    21,978,338      19,906,877
Prepaid federal income taxes ...............................    46,174,666      35,415,666
Property and equipment......................................     8,726,117       5,915,262
Reinsurance recoverable.....................................         6,916          29,980
Other assets................................................     8,661,562       7,356,357
                                                              ------------    ------------
Total assets................................................  $305,848,072    $263,140,552
                                                              ============    ============
Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses.....................  $ 14,994,832    $ 14,751,348
    Unearned premiums.......................................     6,901,873       6,831,290
    Amounts payable to reinsurer............................       961,284         319,294
    Current taxes payable...................................        70,274          70,272
    Deferred income taxes...................................    54,755,044      41,750,341
    Unearned ceding commission..............................     1,635,351         400,521
    Long-term debt..........................................    34,465,919      34,461,979
    Accrued interest on debt................................       583,722       1,274,972
    Accrued expenses and other liabilities..................     5,188,728       6,208,079
                                                              ------------    ------------
Total liabilities...........................................   119,557,027     106,068,096
Commitments and contingent liabilities - Note 4
Stockholders' equity:
  Preferred stock, par value $.01 per share ---
    authorized 1,000,000 shares; no shares issued
    and outstanding.........................................           ---             ---
  Common stock, par value $.01 per share ---
    authorized 32,000,000 shares; 13,325,194 shares
    issued and outstanding at September 30, 2000 and
    13,303,194 at December 31, 1999.........................       133,252         133,032
  Additional paid-in capital................................    62,268,718      61,972,312
  Accumulated other comprehensive income, net of
    income tax asset of $1,261,382 at September 30, 2000
    and $2,546,666 at December 31, 1999.....................    (2,336,819)     (4,723,775)
  Deferred compensation.....................................      (156,259)        (69,414)
  Retained earnings.........................................   126,382,153      99,760,301
                                                              ------------    ------------
Total stockholders' equity..................................   186,291,045     157,072,456
                                                              ------------    ------------
Total liabilities and stockholders' equity..................  $305,848,072    $263,140,552
                                                              ============    ============

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                      Three Months Ended             Nine Months Ended
                                                          September 30                 September 30
                                                   -------------------------     -------------------------
                                                      2000           1999           2000          1999
                                                      ----           ----           ----          ----
Revenue:
Premiums written:
   Direct.......................................... $19,643,199   $17,033,429    $56,479,553   $48,086,566
   Assumed.........................................       1,310         4,238          7,042        13,547
   Ceded...........................................  (1,351,124)     (402,691)    (3,411,933)   (1,125,533)
                                                    -----------   -----------    -----------   -----------
Net premiums written...............................  18,293,385    16,634,976     53,074,662    46,974,580
Change in unearned premiums........................    (222,812)     (130,101)       (23,938)      (22,944)
                                                    -----------   -----------    -----------   -----------
Earned premiums....................................  18,070,573    16,504,875     53,050,724    46,951,636
Net investment income..............................   3,155,999     2,657,110      9,149,439     7,743,336
Realized investment gains..........................     906,172       (33,890)     1,719,856       998,350
Other income.......................................       7,500         3,500         18,865        12,944
                                                    -----------   -----------    -----------   -----------
                                                     22,140,244    19,131,595     63,938,884    55,706,266
Losses and expenses:
Losses and loss adjustment expenses................   1,940,536     1,525,266      5,563,788     5,801,207
Reinsurance recoveries.............................      (8,171)       (6,651)        24,416       (12,551)
                                                    -----------   -----------    -----------   -----------
Net losses and loss adjustment expenses............   1,932,365     1,518,615      5,588,204     5,788,656
Interest expense on debt...........................     692,590       692,487      2,077,690     2,087,404
Amortization of deferred policy acquisition costs..   2,083,299     1,744,618      6,111,187     5,213,879
Other operating expenses (net).....................   3,706,422     3,815,904     11,820,324    11,094,387
                                                    -----------   -----------    -----------   -----------
                                                      8,414,676     7,771,624     25,597,405    24,184,326
                                                    -----------   -----------    -----------   -----------
Income before income taxes.........................  13,725,568    11,359,971     38,341,479    31,521,940
Income taxes:
   Current.........................................         ---        (2,144)           208        12,286
   Deferred........................................   4,241,494     3,488,049     11,719,418     9,611,404
                                                    -----------   -----------    -----------   -----------
                                                      4,241,494     3,485,905     11,719,626     9,623,690
                                                    -----------   -----------    -----------   -----------
Net income......................................... $ 9,484,074   $ 7,874,066    $26,621,853   $21,898,250
                                                    ===========   ===========    ===========   ===========

Earnings per common and
   common equivalent share:
   Basic...........................................    $ .71          $ .59         $ 2.00        $ 1.64
                                                   ============   ===========    ===========   ===========
   Diluted.........................................    $ .69          $ .58         $ 1.94        $ 1.61
                                                   ============   ===========    ===========   ===========
Shares used in computing earnings per
   common and common equivalent share:
   Basic...........................................  13,321,574    13,296,118     13,314,971    13,315,470
                                                   ============   ===========    ===========   ===========
   Diluted.........................................  13,753,179    13,633,130     13,694,535    13,632,235
                                                   ============   ===========    ===========   ===========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months Ended
                                                                  September 30
                                                           ---------------------------
                                                              2000           1999
Operating activities
Net income...............................................  $26,621,853     $21,898,250
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Loss and unearned premium reserves....................      314,067       2,811,483
   Accrued expenses and other liabilities................   (1,019,351)        544,629
   Amounts due to/from reinsurer.........................      618,410         790,314
   Accrued investment income.............................     (419,394)       (490,862)
   Policy acquisition costs deferred.....................   (8,182,648)     (8,181,460)
   Amortization of policy acquisition costs..............    6,111,187       5,213,879
   Net realized investment gains ........................   (1,719,856)       (998,350)
   Provision for depreciation............................      562,042         539,757
   Accretion of discount on investments..................   (1,022,675)       (788,322)
   Deferred income taxes.................................   11,719,418       9,611,404
   Prepaid federal income taxes .........................  (10,759,000)     (6,874,000)
   Unearned ceding commission............................    1,234,830        (186,558)
   Accrued interest on debt..............................     (691,250)       (691,250)
   Real estate acquired in claim settlement..............      145,515        (145,515)
   Other assets..........................................   (1,190,963)     (1,233,690)
                                                           -----------     -----------
Net cash provided by operating activities................   22,322,185      21,819,709
Investing activities
Securities available-for-sale:
    Purchases - fixed maturities.........................  (35,469,807)    (36,005,234)
    Sales - fixed maturities.............................   11,806,158      24,185,777
    Purchases - equities.................................   (1,663,169)     (4,095,139)
    Sales - equities.....................................    2,520,941       2,989,878
  Purchases of other invested assets.....................          ---      (3,000,000)
  Purchase of property and equipment.....................   (3,372,897)     (2,450,488)
                                                           -----------     -----------
Net cash used in investing activities....................  (26,178,774)    (18,375,206)
Financing activities
Purchase and subsequent retirement of common stock.......          ---      (2,602,187)
Proceeds from exercise of stock options..................      146,126         172,274
                                                           -----------     -----------
Net cash provided by financing activities................      146,126      (2,429,913)
                                                           -----------     -----------
Net change in cash and short-term investments............   (3,710,463)      1,014,590
Cash and short-term investments at beginning of period...   14,124,219       6,329,392
                                                           -----------     -----------
Cash and short-term investments at end of period.........  $10,413,756     $ 7,343,982
                                                           ===========     ===========
Supplemental schedule of cash flow information
 Cash paid during the period for:
   Income taxes and United States Mortgage Guaranty
     Tax and Loss Bonds.................................. $ 10,759,208     $ 6,874,205
   Interest.............................................. $  2,765,000     $ 2,775,017

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.


NOTE  2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on form 10-K for the year ended December 31, 1999.


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

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                               September 30, 2000
                                   (Unaudited)


INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at September 30, 2000 and December 31, 1999, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:



                                   September 30,           December 31,
                                        2000                   1999

Net risk.........................  $3,575,609,500        $3,218,850,073
                                   ==============        ==============
Statutory capital and surplus....  $  101,702,192        $   94,602,027
Statutory contingency reserve....     140,564,039           113,813,344
                                   --------------        --------------
Total............................  $  242,266,231        $  208,415,371
                                   ==============        ==============
Risk-to-capital ratio............     14.8-to-1             15.4-to-1
                                   ==============        ==============


     Triad is required under the Illinois Insurance Code (the "Code") to maintain minimum statutory capital and surplus of $5,000,000. In addition, Triad Guaranty Assurance Corporation is required under the Code to maintain minimum capital and surplus of $5,000,000. The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property the fair value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the
greater  of  (a)  ten   percent  of   Triad's   statutory   surplus  as  regards
policyholders, or (b) Triad's statutory net income for the calendar year preceding the date of the dividend. Triad Re Insurance Corporation, a subsidiary of Triad and domiciled in Vermont, is required under the Vermont Insurance Code to maintain minimum statutory capital and surplus of $1,000,000 and is subject to certain dividend limitations.

     Net income as determined in accordance with statutory accounting practices was $37,214,320 for the nine months ended September 30, 2000 and $40,019,488 for the year ended December 31, 1999.

     At September 30, 2000 and December 31, 1999, the amount of Triad's equity that could be paid out in dividends to stockholders was $17,986,264 and

                               TRIAD GUARANTY INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                               September 30, 2000
                                   (Unaudited)

$10,886,099, respectively,which was the earned surplus of Triad on a statutory basis on those dates.

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


NOTE 6 - - COMPREHENSIVE INCOME

     Comprehensive income is divided into net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three month periods ended September 30, 2000 and 1999, the Company's comprehensive income was $11.3 million and $5.3 million, respectively. For the nine month periods ended September 30, 2000 and 1999, the Company's comprehensive income was $29 million and $15.4 million, respectively.


NOTE 7 - - NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Management does not anticipate the adoption of SFAS 133 will have a significant effect on the Company's results of operations or its financial position due to its limited use of derivative instruments.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

     Net income for the first nine months of 2000 increased 21.6% to $26.6 million compared to $21.9 million for the first nine months of 1999. Net income for the third quarter of 2000 increased 20.4% to $9.5 million compared to $7.9 million for the third quarter of 1999. This improvement is attributable primarily to a 13.0% (9.5% in the third quarter) increase in earned premiums, an 18.2% (18.8% in the third quarter) increase in net investment income, $1.7 million in realized investment gains, and an improved combined loss and expense ratio.

     Net income per share on a diluted basis increased 21.0% to $1.94 for the first nine months of 2000 compared to $1.61 per share for the first nine months of 1999. Net income per share for the third quarter of 2000 was $0.69 on a diluted basis compared to $0.58 per share for the same period of 1999. Operating earnings per share were $1.86 for the first nine months of 2000 compared to $1.56 for the first nine months of 1999, an increase of 19.5%. Operating earnings exclude net realized investment gains of approximately $1.7 million and $1.0 million in the first nine months of 2000 and 1999, respectively.

     Net new insurance written was $3.1 billion for the first nine months of 2000 as compared to $3.5 billion for the first nine months of 1999, a decrease of 13.4%. For the third quarter, net new insurance written totaled $1.2 billion in 2000 compared to $1.1 billion in 1999. The decrease in new insurance written for the nine months was primarily the result of declines in the industry mortgage insurance market; however this market decline moderated somewhat in the third quarter. Driven by a higher interest rate environment, the total industry net new mortgage insurance written market decreased 19.8% in the first nine months of 2000 as compared to the first nine months of 1999. According to industry data, Triad's national market share of net new insurance written was 2.6% for both the third quarter and for the first nine months of 2000 as compared to 2.2% and 2.4% for the respective periods in 1999. Total direct insurance in force reached $14.5 billion at September 30, 2000, compared to $12.6 billion at September 30, 1999, an increase of 14.5%.

     Direct premiums written were $56.5 million for the first nine months of 2000, an increase of 17.5% compared to $48.1 million for the first nine months of 1999. Net premiums written increased by 13.0% to $53.1 million in the first nine months of 2000 compared to $47.0 million for the same period of 1999. Earned premiums increased 13.0% to $53.1 million for the first nine months of 2000 from $47.0 million for the first nine months of 1999. This growth in written and earned premiums resulted from both new insurance written and an improvement in the Company's persistency. Approximately 43.6% of new insurance written during 2000 is subject to captive mortgage reinsurance and other risk-sharing arrangements compared to 22.9% of new insurance written in all of 1999. Ceded premiums for the first nine months of 2000, which includes third

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED

party reinsurance arrangements as well as captive reinsurance agreements, increased 203% over the same period of 1999. This increase in ceded premiums is due to more insurance being written under risk-sharing arrangements and the Company's purchase of additional excess of loss reinsurance to meet rating agency capital guidelines for expected levels of insurance growth. Management anticipates ceded premiums will continue to increase as a result of the expected increase in risk-sharing programs.

     Refinance activity was 12.3% of new insurance written in the first nine months of 2000 compared to 28.3% of insurance written in the first nine months of 1999, reflecting the rise in interest rates since early 1999. Persistency, or the amount of insurance in force remaining from one year prior, was 82.1% at September 30, 2000, compared to 68.0% at September 30, 1999, and 77.1% at December 31, 1999.

     Net investment income for the first nine months of 2000 was $9.1 million, an 18.2% increase over $7.7 million in the first nine months of 1999. Net investment income for the third quarter of 2000 was $3.2 million, an 18.8% increase over the third quarter of 1999. This increase in investment income is the result of growth in the average book value of invested assets by $27.6 million to $207.9 million at September 30, 2000, from $180.3 million at September 30, 1999. The growth in invested assets is attributable to normal operating cash flow. The pre-tax yield on average invested assets increased to 5.9% for the first nine months of 2000, as compared to 5.7% for the first nine months of 1999. This increase in yield is a result of increased investments into higher yielding intermediate term securities. The portfolio's tax-equivalent yield was 8.0% for the first nine months of 2000 versus 7.8% for the first nine months of 1999. Based on amortized cost, approximately 69% or $137.9 million of the Company's fixed maturity portfolio at September 30, 2000, was composed of state and municipal tax-preferred securities as compared to 73% or $120.7 million at September 30, 1999.

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 10.5% for the first nine months of 2000 as compared to 12.3% for the first nine months of 1999 and 11.1% for all of 1999. The loss ratio was 10.7% for the third quarter of 2000 compared to 9.2% for the third quarter of 1999. The Company's favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that as of September 30, 2000, approximately 75% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED

     Net losses and loss adjustment expenses (net of reinsurance recoveries) decreased by 3.5% in the first nine months of 2000 to $5.6 million compared to $5.8 million for the same period of 1999. Net losses and loss adjustment expenses for the third quarter of 2000 and 1999 were $1.9 million and $1.5 million, respectively. The overall decrease in net losses year-to-date is reflective of the current strong economy, claim mitigation efforts, and improvements in the severity of defaulted policies. The increase in net losses for the quarter reflects slightly higher reported delinquencies compared to one year ago.

     Amortization of deferred policy acquisition costs increased by 17.2% to $6.1 million in the first nine months of 2000 compared to $5.2 million for the first nine months of 1999. These costs were $2.1 million for the third quarter of 2000 compared to $1.7 million for the third quarter of 1999, an increase of 19.4%. The increase in amortization reflects a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force.

     Other operating expenses increased 6.5% to $11.8 million for the first nine months of 2000 compared to $11.1 million for the same period in 1999. This increase in expenses for the nine month period is primarily attributable to advertising, production, personnel, technology enhancements, geographic expansion, and the research, development, and implementation costs associated with risk-sharing structures. For the third quarter of 2000, other operating expenses were $3.7 million, down slightly from $3.8 million in the third quarter of 1999. The expense ratio (ratio of underwriting expenses to net premiums written) for the first nine months of 2000 was 33.8% compared to 34.7% for the first nine months of 1999 and 34.5% for all of 1999. The expense ratio for the third quarter of 2000 was 31.6% compared to 33.4% for the third quarter of 1999.

     The effective tax rate was 30.6% for the first nine months of 2000 compared to 30.5% for the first nine months of 1999. Management expects the Company's effective tax rate to remain about the same as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and taxes.

     The Company generated positive cash flow from operating activities for the first nine months of 2000 of $22.3 million compared to $21.8 million for the same period of 1999. The increase in Triad's operating cash flow reflects the growth in insurance written, new and renewal premium, and investment income, partially offset by the increase in paid claims and underwriting expenses.

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

     Consolidated invested assets were $216.4 million at September 30, 2000, compared to $191.6 million at December 31, 1999. Fixed maturity securities and equity securities classified as available-for-sale totaled $206.9 million at September 30, 2000. Net unrealized investment gains were $1.8 million on equity securities, and net unrealized investment losses were $5.4 million on fixed maturity securities at September 30, 2000. The fixed maturity portfolio consisted of approximately 70% municipal securities, 22% corporate securities, 7% U.S. government obligations, and 1% mortgage-backed bonds at September 30, 2000.

     The Company's loss reserves were $15.0 million at September 30, 2000, compared to $14.8 million at December 31, 1999. This growth is the result of increases in new insurance written and the maturing of the company's risk in force. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's reserves per delinquent loan were $20,300 at September 30, 2000, compared to $21,400 at December 31, 1999. The Company's delinquency ratio, the ratio of delinquent insured loans to total insured loans, was 0.62% at September 30, 2000, compared to 0.64% at December 31, 1999.

     Total stockholders' equity increased to $186.3 million at September 30, 2000, from $157.1 million at December 31, 1999. This increase resulted primarily from net income of $26.6 million for the first nine months of 2000 and by the change in net unrealized gains and losses on invested assets classified as available-for-sale of $2.4 million (net of income tax).

     Triad's total statutory policyholders' surplus increased to $101.7 million at September 30, 2000, from $94.6 million at December 31, 1999. This increase resulted primarily from statutory net income of $37.2 million offset by an increase in the statutory contingency reserve of $26.8 million. Triad's statutory earned surplus was $18.0 million at September 30, 2000, compared to $10.9 million at December 31, 1999, reflecting, primarily, growth in statutory net income greater than the increase in the statutory contingency reserve. Approximately $399,000 and $1.0 million of the statutory earned surplus for September 30, 2000, and December 31, 1999, respectively, was attributable to net unrealized capital gains. The balance in the statutory contingency reserve was $140.6 million at September 30, 2000, compared to $113.8 million at December 31, 1999.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED

   Triad's ability to write insurance depends on the maintenance of its claims-paying ability ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of September 30, 2000, Triad's risk-to-capital ratio was 14.8-to-1, as compared to 15.4-to-1 at December 31, 1999, and 14.8-to-1 for the industry as a whole at December 31, 1999, the latest industry data available.

     The Company is undertaking modifications and upgrades to enhance its computer systems and technological capabilities. The Company expects to incur approximately $7.9 million for this system conversion and upgrade (approximately $7.0 million in capitalized costs have been incurred for the project through September 30, 2000) and is funding the project through cash flow from operations. Management anticipates that this new system will be amortized over a 60 month period for GAAP purposes and that amortization will commence upon completion of the system conversion. Management anticipates that amortization of the new system will commence during the fourth quarter of 2000 or the first quarter of 2001.


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

                                          TRIAD GUARANTY INC.


Date: November 14, 2000
                                          /s/ Michael R. Oswalt
                                          -------------------------------------
                                          Michael R. Oswalt
                                          Senior Vice President and Controller,
                                          Principal Accounting Officer