Form 10-K
period 2000-12-31
TRIAD GUARANTY INC
filed 2001-03-30
CIK 911631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________
Commission file number 0-22342
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 27, 2001, computed by reference to the last reported price at which the stock was sold on such date, was $202,941,295.

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of March 27, 2001, was 13,356,610.

Portions of the following documents                  Part of this Form 10-K
are incorporated by reference                        into which the document is
into this Form 10-K:                                 incorporated by reference:

    TRIAD GUARANTY INC.                                        PART III
    PROXY STATEMENT FOR 2001 ANNUAL MEETING
    OF STOCKHOLDERS

                                     PART I

ITEM 1.       BUSINESS
-------       --------

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

PRIMARY INSURANCE

     Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest, and certain expenses associated with the default and subsequent foreclosure (collectively, the "claim amount"). The claim amount, to which the appropriate coverage percentage (typically 15% to 35% as of December 31, 2000) is applied, generally ranges from 110% to 115% of the unpaid principal balance of the loan. The Company's obligation to an insured lender with respect to a claim is determined by applying the appropriate coverage percentage to the claim amount. Under its master policy, the Company has the option of paying the entire claim amount and taking title to the mortgaged property or paying the coverage percentage in full satisfaction of its obligations under the insurance written. Primary insurance can be placed on many types of loan instruments and generally applies to loans secured by mortgages on owner occupied homes. The Company underwrites primary insurance on a loan-by-loan basis and on a delegated underwriting basis to a select group of lenders. Mortgage originators who participate in the Company's delegated program are allowed to issue a certificate of insurance on the loans it underwrites if certain strict qualifications are met.

     The Company offers primary coverage generally from 6% to 35% of the claim amount, with most coverage from 15% to 35% as of December 31, 2000. The coverage percentage provided by the Company is selected by the insured lender, subject to the Company's underwriting approval, usually in order to comply with Freddie Mac and Fannie Mae requirements to reduce their loss exposure on loans they purchase to 75% or less of the property's value at the time the loan is originated.

     Since 1999, Fannie Mae and Freddie Mac have accepted lower coverage percentages for certain categories of mortgages when the loan is approved by their automated underwriting services. The reduced coverage percentages limit loss exposure to 80% or less of the property's value at the time the loan is originated.

     The Company's premium rates vary depending upon the loan-to-value (LTV) ratio, loan type, mortgage term, coverage amount, documentation required, and use of property, which all affect the perceived risk of a claim on the insured mortgage loan. Generally, premium rates cannot be changed after issuance of coverage. The Company, consistent with industry practice, generally utilizes a nationally based, rather than a regional or local, premium rate structure.

     Mortgage insurance premiums are usually paid by the mortgage borrower to the mortgage lender or servicer, which in turn remits the premiums to the mortgage insurer. The Company has three basic types of borrower-paid premium plans. The first is a monthly premium plan under which only one or two months' premium is paid at the mortgage loan closing. Thereafter level monthly premiums are collected by the loan servicer for monthly remittance to the Company. The Company also offers a plan under which the first monthly mortgage insurance payment is deferred until the first loan payment is remitted to the Company.

This deferred monthly premium product decreases the amount of cash required from the borrower at closing, therefore making home ownership more affordable. Monthly premium plans represented approximately 96% of new insurance written in 2000. The Company expects that the percentage of new business written on monthly premium plans will remain near the current level.

     The second type of premium payment plan is an annual premium plan in which a first-year premium is paid at mortgage loan closing with annual renewal payments, which are generally less than the first year premium, paid thereafter. Renewal payments are collected monthly from the borrower and held in escrow by the mortgage lender or servicer for annual remittance in advance of each renewal year.

     The third type of premium payment plan requires a single payment paid at loan closing. The single premium payment can be financed by the borrower by adding it to the principal amount of the mortgage or can be paid in cash at closing by the borrower.

     In addition to the borrower-paid plans, the Company has a lender-paid plan whereby mortgage insurance premiums are charged to the mortgage lender or loan servicer, which pays the premium to the Company. The lender builds the mortgage insurance premium into the borrower's interest rate. The Company's lender-paid plan allows the lender to offer borrowers lower cost mortgages by reducing the necessary closing costs compared to certain borrower-paid plans.

POOL INSURANCE

     Pool insurance generally has been offered by private mortgage insurers to lenders as an additional credit enhancement for certain mortgage-backed securities and provides coverage for the full amount of the net loss on each individual loan included in the pool, subject to a provision limiting aggregate losses to a specified percentage of the total original balances of all loans in the pool. The Company does not offer this traditional form of pool insurance.

     In the second quarter of 2000, the Company began to participate in modified pool insurance programs on loans purchased by Freddie Mac. Modified pool insurance provides coverage for a specified percentage of the claim amount for each loan insured, subject to an overall stop-loss provision applicable to the entire pool of loans insured. To date insurance subject to modified pool programs represents an immaterial amount of production.

BULK TRANSACTIONS

     A bulk transaction generally involves insuring a large group of previously originated or newly originated mortgages under negotiated terms. In 2000 the Company implemented a process to analyze and price mortgage insurance as a credit enhancement on these bulk transactions consistent with its risk management approach.

RISK SHARING PRODUCTS

     The Company has in place mortgage insurance programs designed to allow lenders to share in the risks of mortgage insurance. One such program is the captive reinsurance program. Under the captive reinsurance program, a reinsurance company, generally an affiliate of the lender, assumes a portion of the risk associated with the lender's insured book of business in exchange for a percentage of the premium. Typically, the reinsurance program is an excess of loss arrangement with a maximum exposure for the captive reinsurance company. These captive reinsurance programs may also be in the form of a quota share arrangement. In addition, the Company has insurance in force under programs which increases a lender's share of the risk of loss on an insured book of business and provides for a fee to the lender for this increased risk. Approximately 25% of the Company's insurance in force at December 31, 2000, was subject to risk sharing programs.

     Regulatory and industry issues exist regarding the future of risk-sharing programs currently being marketed within the mortgage insurance industry. Management is unable to predict the impact of the regulatory issues on these products.

CANCELLATION OF INSURANCE

     Mortgage insurance coverage cannot be canceled by the Company except for nonpayment of premium or certain material violations of the master policy, and remains renewable at the option of the insured lender. Generally, mortgage insurance is renewable at a rate fixed when the insurance on the loan was initially issued.

     Insured lenders may cancel insurance at any time at their option. A borrower may request that a loan servicer cancel insurance on a mortgage loan when the loan balance is less than 80% of the property's current value, but loan servicers are generally restricted in their ability to grant such requests by secondary market requirements as well as by certain other regulatory restrictions. Pursuant to federal legislation enacted in 1998, most loans made on or after July 29, 1999, are required to have their private mortgage insurance canceled automatically by lenders when the outstanding loan amount is 78% or less of the property's original purchase price.

     Mortgage insurance coverage can also be cancelled when an insured loan is refinanced. If the Company provides insurance on the refinanced mortgage, the policy on the refinanced home loan is considered new insurance written. Therefore, continuation of the Company's coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. The percentage of new insurance written from refinanced loans was 13.2%, 25.0%, and 31.7% in 2000, 1999, and 1998, respectively.

     To the extent canceled insurance coverage in areas experiencing economic growth is not replaced by new insurance in such areas, the percentage of the Company's book of business in economically weaker areas may increase. This development may occur during periods of heavy mortgage refinancing. Refinanced loans in regions experiencing economic growth are less likely to require private mortgage insurance, while borrowers in economically distressed areas are less likely to qualify for refinancing because of depreciated real estate values. The percentage of the Company's insurance in force at the end of the previous year that was canceled during the following year was 17.4%, 22.9%, and 30.0% in 2000, 1999, and 1998, respectively. The cancellations have not had a material impact on the geographic dispersion of the Company's risk in force.

CUSTOMERS

     Residential mortgage lenders such as mortgage bankers, mortgage brokers, commercial banks and savings institutions are the principal customers of the Company. At December 31, 2000, approximately 62% of the Company's risk in force came from mortgage bankers, 18% from mortgage brokers, 16% from commercial banks, and 4% from savings institutions. At December 31, 1999, approximately 57% of the Company's risk in force came from mortgage bankers, 19% from mortgage brokers, 18% from commercial banks, and 6% from savings institutions. Although mortgage lenders are the Company's principal customers, individual mortgage borrowers generally bear the cost of primary insurance coverage.

     To obtain primary insurance from the Company, a mortgage lender must first apply for and receive a master policy from the Company. The Company's approval of a lender as a master policyholder is based, among other factors, upon evaluation of the lender's financial position and demonstrated adherence to sound loan origination practices.

     The master policy sets forth the terms and conditions of the Company's mortgage insurance policy. The master policy does not obligate the lender to obtain insurance from the Company, nor does it obligate the Company to issue insurance on a particular loan. The master policy provides that the lender must submit individual loans for insurance to the Company and the loan, subject to certain underwriting criteria, must be approved by the Company to effect coverage (except in the case of delegated underwriting and when the originator has the authority to approve coverage within certain guidelines). The Company had 7,190 master policyholders at December 31, 2000, compared to 6,948 at December 31, 1999.

     The Company's ten largest customers were responsible for 30.0%, 31.0%, and 31.7% of direct risk in force at December 31, 2000, 1999, and 1998, respectively. No single customer of the Company (including branches and affiliates of that customer) accounted for revenues greater than 10% of total revenues for 2000. The largest single customer of the Company accounted for 6.6%, 9.2%, and 9.5% of risk in force at December 31, 2000, 1999, and 1998, respectively.

SALES AND MARKETING

     The Company currently markets its insurance products through a sales force, including sales management, of approximately 50 professionals and an exclusive commissioned general agency serving a specific geographic market. The Company is licensed to do business in 46 states and the District of Columbia and has a license application pending in one state.

     In 2000, the Company strengthened its sales force by restructuring the sales team into five sales regions, each with its own manager. These regional managers report to a field administrator who oversees all account executive activities. The field administrator reports directly to a senior executive who oversees all sales activities for the Company, including those of the national account market representatives. This reporting structure allows the senior executive in charge of all sales activities to focus time on large, national accounts while remaining in control of all other sales activities. Currently the Company is approved to do business with 19 of the top 30 lenders and production from these lenders accounted for approximately 33% of the Company's new insurance written in 2000 compared to 13% in 1999. The Company will continue to evaluate geographic expansion opportunities as well as the need for additional sales representation.

     The success of the Company is dependent upon the services of its sales force and its general agency. For 2000, the Company's commissioned general agency produced approximately 8% of the Company's new direct insurance written while the salaried account executives and the national account representatives produced the remainder.

     The marketing department's mission is to develop and implement programs in support of the Company's sales objectives. A variety of tools are used to achieve this goal including direct mail, public relations, marketing materials, internal/external publications, convention trade shows, and the World Wide Web. A national advertising and public relations campaign designed to raise corporate visibility to lenders and investors is also being utilized to achieve this goal. In 1999, the Company strengthened its marketing team by restructuring the department and hiring a senior level marketing executive to oversee all marketing efforts. Also in 1999, the Company completely revised its web site to be more user-friendly and to provide more functionality for customers, investors, homebuyers, and real estate professionals.

     The Company provides fee-based contract underwriting services that enable customers to improve the efficiency of their operations by outsourcing all or part of their mortgage loan underwriting. Contract underwriting services have become increasingly important to lenders as they seek to reduce fixed costs. Accordingly, contract underwriting significantly contributes to the Company's mortgage insurance production. The Company provides contract underwriting services through its own employees as well as independent contractors. The Company's inability to maintain and provide a sufficient number of qualified underwriters could have a material adverse effect on the Company's operations.

COMPETITION AND MARKET SHARE

     The Company and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration ("FHA"). These agencies sponsor government-backed mortgage insurance programs which accounted for approximately 41% of high LTV loans in 2000 and 48% in 1999. In addition to competition from federal agencies, the Company and other private mortgage insurers face competition from state-supported mortgage insurance funds. Several of these states (among them, California, Connecticut, Massachusetts, New York, and Vermont) have state housing insurance funds which are either independent agencies or affiliated with state housing agencies. Indirectly, the Company also competes with certain mortgage lenders which forego private mortgage insurance and self-insure against the risk of loss from defaults on all or a portion of their low down payment mortgage loans.

     Fannie Mae and Freddie Mac have the ability to modify the required level of mortgage insurance coverage which should be maintained by lenders on loans for resale to the secondary market. The reduction in the amount of private mortgage insurance coverage required or the adoption of private mortgage insurance substitutes by Fannie Mae or Freddie Mac could adversely affect the Company's financial condition and results of operations.

         Various proposals are periodically discussed by Congress and certain federal agencies to reform or modify the FHA. Management is unable to predict the scope and content of such proposals, or whether any such proposals will be enacted into law, and if enacted, the effect on the Company.

     The private mortgage insurance industry consists of eight active mortgage insurance companies including Triad, Mortgage Guaranty Insurance Corporation, General Electric Mortgage Insurance Corporation, PMI Mortgage Insurance Co., CMG Mortgage Insurance Co., United Guaranty Residential Insurance Company, Republic Mortgage Insurance Company, and Radian Guaranty Inc. Triad is the seventh largest private mortgage insurer based on 2000 market share and, according to industry data, had a 2.7% share of net new mortgage insurance written in 2000 compared to 2.3% in 1999.

     Management believes the Company competes with other private mortgage insurers principally on the basis of personalized and professional service, a strong management and sales team, responsive and versatile technology, and innovative products.

UNDERWRITING PRACTICES

     The Company considers effective risk management to be critical to its long-term financial stability. Market analysis, prudent underwriting, the use of automated risk evaluation models, auditing, and customer service are all important elements of the Company's risk management process.

UNDERWRITING PERSONNEL

     The Company's Senior Vice President of Risk Management and Vice President of Underwriting have been in their positions since shortly after the Company was founded and report directly to the Executive Vice President in charge of Services and Risk Management. In addition to a centralized underwriting department in the home office, the Vice President of Underwriting is responsible for the Company's regional offices in Arizona, California, Colorado, Georgia, Illinois, Pennsylvania, and Texas. The Senior Vice President of Risk Management is responsible for assessing the risk factors used by the Company in its underwriting procedures and for the quality control function.

     The Company employed an underwriting staff of 34 at December 31, 2000. The Company's field underwriters and underwriting managers are limited in their authority to approve programs for certain mortgage loans. The authority levels are tied to underwriting position, knowledge, and experience and relate primarily to loan amounts and property type. All loans insured by the Company are subject to quality control reviews.

     The Company also utilizes various non-employee underwriters to perform contract underwriting services. The number can vary substantially depending on the need for this service.

RISK MANAGEMENT APPROACH

     The Company's risk management objective is to build a portfolio of insurance in force which produces earned premiums in excess of paid claims. The Company evaluates risk based on historical performance of risk factors and utilizes automated underwriting systems in the risk selection process to assist the underwriter with decision making. This process evaluates the following categories of risk:

     o MORTGAGE LENDER. The Company reviews each lender's financial statements and management experience before issuing a master policy. The Company also tracks the historical risk performance, including loan level risk characteristics, of all customers that hold a master policy. This information is factored into determining the loan programs the Company approves for various lenders. The Company assigns delegated underwriting authority only to lenders with substantial financial resources and established records of originating good quality loans.

     o PURPOSE AND TYPE OF LOAN. The Company analyzes five general characteristics of a loan to evaluate its level of risk: (i) LTV ratio; (ii) purpose of the loan; (iii) type of loan instrument; (iv) level of documentation; and, (v) type of property. The Company seeks loan types with proven track records for which an assessment of risk can be readily made and the premium received sufficiently offsets that risk. Loans having higher LTV ratios are charged a higher premium, as are other loans which have been shown to carry higher risks, such as adjustable rate mortgages ("ARMs"). Certain categories of loans are not actively pursued by the Company because such loans are deemed to have a disproportionate amount of risk, including scheduled negatively amortizing ARMs, investment properties, and subprime loans.

     o INDIVIDUAL LOAN AND BORROWER. Except to the extent that the Company's delegated underwriting program and Freddie Mac's and Fannie Mae's automated underwriting services are being utilized, the Company evaluates insurance applications based on analysis of the borrower's ability and willingness to repay the mortgage loan and the characteristics and value of the mortgaged property. The analysis of the borrower includes reviewing the borrower's housing and total debt ratios as well as the borrower's Fair, Isaac and Co., Inc. ("FICO") credit score, as reported by credit rating agencies. Loans may be submitted under the Stick With Triad program provided the loans meet the program requirements. Within this program, the degree to which the borrower must meet certain underwriting standards, as well as the amount of documentation required, is a function of the credit score. (For further description of the Stick With Triad program, see Underwriting Process below.) In the case of delegated underwriting, compliance with program parameters is monitored by periodic audits of delegated business. With the automated underwriting services provided by Freddie Mac and Fannie Mae, lenders are able to obtain approval for mortgage guaranty insurance with any participating mortgage insurer. Triad works with both agencies in offering insurance services through their systems, while monitoring the risk quality of loans insured through such systems.

     o GEOGRAPHIC SELECTION OF RISK. The Company places significant emphasis on the condition of the regional housing markets in determining marketing and underwriting policies. Using both internal and external data, the Company's risk management department continually monitors the economic conditions in the Company's active and potential markets.

UNDERWRITING PROCESS

     The Company accepts applications for insurance under three basic programs: a traditional fully-documented program, a credit-score driven reduced documentation program, and a delegated underwriting program which allows a lender's underwriters to commit insurance to a loan based on strict, agreed upon underwriting guidelines. The Company also accepts loans approved through Feddie Mac's or Fannie Mae's automated underwriting systems.

     The Company utilizes nationwide underwriting guidelines to evaluate the potential risk of default on mortgage loans submitted for insurance coverage. These guidelines have evolved over time and take into account the loss experience of the entire private mortgage insurance industry. They also are largely influenced by Freddie Mac and Fannie Mae underwriting guidelines. The Company believes its guidelines generally are consistent with those used by other private mortgage insurers with respect to the types of loans that the Company will insure. Specific underwriting guidelines applicable to a given local, state, or regional market are modified to address concerns resulting from the Company's review of regional economies and housing patterns.

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

     In addition to the borrower's willingness and ability to repay the loan, the Company believes that mortgage default risk is affected by a variety of other factors, including the borrower's employment status. Insured mortgage loans made to self-employed borrowers are perceived by the Company to have higher risk of claim, all other factors being equal, than loans to borrowers employed by third parties. The Company's percentage of risk in force involving self-employed borrowers was 2.4% at both December 31, 2000 and 1999.

     The Company's Stick With Triad program featuring the Slam Dunk Loan SM approval process allows lenders to submit insurance applications with reduced documentation. Under this program, Triad issues a certificate of insurance based on the borrower's FICO credit score or the approval of the loan through Fannie Mae's or Freddie Mac's automated underwriting system. The Company issues a certificate of insurance without the standard underwriting process if certain program parameters are met and the borrower has a credit score above established thresholds. Documentation submission requirements for non-automated underwritten loans vary depending on the borrower's credit score. The Stick With Triad program represented approximately 65% of the Company's commitment volume in both 2000 and 1999. The Company randomly and through adverse selection audits lenders' files on loans submitted under this program.

     The Company's delegated underwriting program, in addition to the Company's risk management strategies, utilizes extensive quality control practices including reunderwriting, reappraisal, and similar procedures following issuance of the policy. Standards for type of loan, property type, and credit history of the borrower are established consistent with the Company's risk strategy. The program has allowed the Company to serve a greater number of the larger, well-established mortgage originators. The Company's delegated underwriting program accounted for 23% of commitments received in 2000 compared to 17% in 1999 and 16% in 1998. Many lenders who are not part of the delegated underwriting program participate in the Stick With Triad underwriting program. The performance of loans insured under the delegated underwriting program has been comparable to the Company's non-delegated business.

     The Company utilizes its underwriting staff as well as contract personnel to provide contract underwriting services to customers. For a fee, Triad underwrites applications for secondary market compliance, while at the same time assessing the application for mortgage insurance, if applicable. In addition, the Company offers Fannie Mae's Desktop Originator(R) and Desktop Underwriter(R), as well as the personnel to conduct the underwriting tasks, as a service to its contract underwriting customers. The Company also offers its contract underwriting customers direct access to Freddie Mac's Loan Prospector(R). These products, which are designed to streamline and reduce costs in the mortgage origination process, supply the Company's customers with fast and accurate service regarding loan compliance and Fannie Mae's or Freddie Mac's decision for loan purchase or securitization.

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

     A comprehensive audit plan determines whether underwriting decisions being made are consistent with the policies, procedures, and expectations for quality set forth by management. All areas of business activity which involve an underwriting decision are examined, with emphasis on new products, new procedures, contract underwritten loans, delegated loans, new employees, new master policyholders, and new branches of an existing master policyholder. The process used to identify categories of loans selected for audit begins with identification and evaluation of certain defined and verifiable risk elements. Each loan is then tested against these elements to identify loans which fail to meet prescribed policies or an identified norm. The procedure allows the Company's management to identify concerns, not only at the loan level, but also portfolio concerns which may exist within a given category of business.

CLAIMS-PAYING ABILITY RATINGS

     Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase high LTV mortgages or mortgage-backed securities unless the insurer issuing private mortgage insurance coverage has a claims-paying ability rating of at least "AA-" by either Standard & Poor's Rating Services ("S&P") or Fitch, Inc. ("Fitch") or a financial strength rating from Moody's Investors Service ("Moody's") of at least "Aa3." Private mortgage insurers are not rated by any other independent nationally-recognized insurance industry rating organization or agency (such as the A.M. Best Company).

     Credit ratings generally are considered an important element in a mortgage insurer's ability to compete for new business, indicating the insurer's present financial strength and capacity to pay future claims. Fannie Mae and Freddie Mac require mortgage guaranty insurers to maintain two ratings of "AA-" or better. Triad is rated "AA" by both S&P and Fitch and, in the first quarter of 2001, received a rating of Aa3 from Moody's.

     S&P defines insurers rated "AA" as having very strong financial security characteristics, differing only slightly from those rated higher. Fitch defines insurance companies rated "AA" as possessing very strong capacity to meet policyholder and contract obligations, risk factors are modest, and the impact of any adverse business and economic factors is expected to be very small. Moody's defines insurers rated "Aa" as offering exceptional financial security but appearing to have somewhat larger long-term risks than companies rated "Aaa". Ratings from S&P and Fitch are modified with a "+" or "-" sign to indicate the relative position of a company within its category. Moody's uses numeric modifiers to refer to the ranking within a group - with "1" being the highest and "3" being the lowest.

     When assigning a claims-paying ability rating, S&P, Fitch, and Moody's generally consider: (i) the specific risks associated with the mortgage insurance industry, such as regulatory climate, market demand, growth, and competition; (ii) management depth, corporate strategy, and effectiveness of operations; (iii) historical operating results and expectations of current and future performance; and, (iv) long-term capital structure, the ratio of debt to equity, the ratio of risk to capital, near-term liquidity, and cash flow levels, as well as any reinsurance relationships and the claims-paying ability ratings of such reinsurers. Claims-paying ability ratings are based on factors relevant to policyholders, agents, insurance brokers, and intermediaries. Such ratings are not directed to the protection of investors and do not apply to any securities issued by the Company.

     Rating agencies issue claims-paying ability ratings based, in part, upon a company's performance sensitivity to various economic depression scenarios. In determining capital levels required to maintain a company's claims-paying ability rating, the rating agencies allow the use of different forms of capital including statutory capital, reinsurance and debt. In January 1998, the Company completed a $35 million private offering of notes due January 15, 2028. The notes, which are rated "A" by S&P and "A+" by Fitch, were issued to provide additional capital considered in the rating agency's depression models.

     S&P, Fitch, and Moody's will periodically review Triad's claims-paying ability, as they do with all rated insurers. Ratings can be withdrawn or changed at any time by a rating agency.

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

     Certain premiums and losses are assumed from and ceded to non-affiliated insurance companies under various quota share reinsurance agreements. The ceding agreement principally provides the Company with increased capacity to write business and achieve a more favorable geographic dispersion of risk. Less than 0.1% of Triad's risk in force at December 31, 2000, and direct premiums written in 2000 were ceded in quota share arrangements to non-affiliated reinsurance companies.

         Pursuant to deeper coverage requirements imposed by Fannie Mae and Freddie Mac, certain loans eligible for sale to such agencies with a loan-to-value ratio of over 90% require insurance with a coverage percentage of 30%. Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the claim amount, and, as a result, the deeper coverage portion of such insurance must be reinsured. To minimize reliance on third party reinsurers and to permit the Company to retain the premiums and related risk on deeper coverage business, Triad reinsures this deeper coverage business with its wholly-owned subsidiary Triad Guaranty Assurance Corporation ("TGAC"). As of December 31, 2000, TGAC had assumed approximately $62.4 million in risk from Triad.

     Triad's product offerings include captive mortgage reinsurance programs whereby an affiliate of a lender reinsures a portion of the insured risk on loans  originated  or  purchased  by  the  lender.  Triad  entered  the  captive reinsurance market in 1999 with the LEAPSM (Lower Entry- Additional Profitability) program. The LEAP program is an excess of loss mortgage reinsurance program that provides lenders an opportunity to share in the risk and return of mortgage insurance on loans the lender originates or services. Under LEAP, the lender may elect a risk band with a flexible entry and exit point. LEAP also permits cessions greater than the 25% industry standard arrangements that existed prior to this program.

     The LEAP program allows the lender to take advantage of the Company's innovative Capital GardSM program. Capital Gard is an additional tool to manage catastrophic loss risks on captive excess of loss structures. Capital Gard permits a captive reinsurer to spread its risk to other non-affiliated reinsurance companies in the event of an economic depression just as property and casualty reinsurers purchase catastrophic coverage to protect themselves against severe natural disasters. The combination of the LEAP and Capital Gard programs offer risk management opportunities with increased flexibility, based on the specific needs of each individual lender. Ceded premium under captive reinsurance agreements represented 2.1% of direct written premiums in 2000 compared to 0.2% in 1999.

     In November 1999, Triad formed Triad Re Insurance Corporation ("Triad Re") as a wholly-owned sponsored captive reinsurance company domiciled in Vermont. Triad Re was formed to allow small and mid-sized lenders to participate in captive reinsurance arrangements with reduced up-front capital costs and without co-mingling its risk with other lenders. Triad Re was initially capitalized in February 2000, with regulatory capital of $1.0 million. As of December 31, 2000, approximately $4 million of Triad's risk in force had been ceded to sponsored captive reinsurer cells under participating agreements with Triad Re.

     The Company also has in place reinsurance agreements with non-affiliated reinsurers in association with certain of the Company's non-captive risk sharing programs. The reinsurance agreements are excess of loss contracts whereby the reinsurer will indemnify the Company with respect to losses covered as defined by the reinsurance agreements. In 2000, 1.9% of the Company's direct written premium was ceded to reinsurers under these agreements as compared to 1.1% in 1999.

     At the end of 2000, 24.8% of Triad's insurance in force had been insured under some type of risk-sharing arrangement as compared to 15.4% at year end
1999. Risk-sharing arrangements represented 42.9% of Triad's net new insurance written in 2000 as compared to 22.9% in 1999.

     The Company continues to maintain excess of loss reinsurance arrangements designed to protect the Company in the event of a catastrophic level of losses. Throughout 2000, Triad maintained $75 million and had incremental access to an additional $50 million of excess of loss reinsurance through non-affiliated reinsurers that have claims-paying ability ratings of "AA" or "AAA" from Standard & Poors.

DEFAULTS AND CLAIMS

DEFAULTS

     The claim process on private mortgage insurance begins with the insurer's receipt of notification from the lender of a default on an insured's loan. Default is defined in the primary master policy as the failure by the borrower to pay, when due, an amount at least equal to the scheduled monthly mortgage payment under the terms of the mortgage. The master policy requires lenders to notify the Company of default on a mortgage payment within 10 days of either (i) the date on which the borrower becomes four months in default or (ii) the date on which any legal proceeding affecting the loan commences, whichever occurs first. Notification is required within 45 days of default if it occurs when the first payment is due. The incidence of default is affected by a variety of factors including, but not limited to, change in borrower income, unemployment, divorce, illness, the level of interest rates, and general borrower creditworthiness. Defaults that are not cured generally result in a claim to the Company. Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage.

     The following table shows default statistics as of December 31, 2000, and the preceding four year ends:

                               Default Statistics

                                                                              December 31
                                                                              -----------
                                                             2000       1999       1998       1997       1996
                                                             ----       ----       ----       ----       ----
Number of insured loans in force........................  123,046    108,623     97,222     82,682     62,334
Number of loans in default..............................      740        690        518        388        273
Percentage of loans in default (default rate)...........    0.60%      0.64%      0.53%      0.47%      0.44%
Dollar amount of insured loans in default (000's).......  $77,423    $67,802    $50,882    $37,828    $25,253
Dollar amount of direct risk (gross of reinsurance)
   with respect to insured loans in default (000's).....  $20,743    $18,108    $13,216     $9,249     $5,770
Reserve per delinquent loan.............................  $20,253    $21,378    $23,442    $23,094    $23,097

CLAIMS

     Claims result from defaults that are not cured. The frequency of claims does not directly correlate to the frequency of defaults due, in part, to the Company's loss mitigation efforts and the borrower's ability to overcome temporary financial setbacks. The likelihood that a claim will result from a default, and the amount of such claim, principally depend on the borrower's equity at the time of default and the borrower's (or the lender's) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage, as well as the effectiveness of loss mitigation efforts. The ability to mitigate a claim is affected by the local housing market, interest rates, employment growth, the housing supply, and the borrower's desire to avoid foreclosure. During the default period, the Company works with the insured as well as the borrower in an effort to either reinstate the loan or sell the property for an amount which results in a reduced claim prior to foreclosure.

     The payment of claims is not evenly spread through the coverage period. Relatively few claims are paid during the first two years following issuance of insurance. A period of rising claim payments follows, which, based on industry experience, has historically reached its highest level in the third through sixth years after the loan origination. Thereafter, the number of claim payments made has historically declined at a gradual rate, although the rate of decline can be affected by local economic conditions. There can be no assurance that the historical pattern of claims will continue in the future.

     Generally, the Company does not pay a claim for loss under the master policy if the application for insurance for the loan in question contains fraudulent information, material omissions, or misrepresentations which increase the risk characteristics of the loan. The Company's master policy also excludes any cost or expense related to the repair or remedy of any physical damage

(other than "normal wear and tear") to the property collateralizing an insured mortgage loan. Such physical damage may be caused by accident, natural occurrence or otherwise.

     Under the terms of the master policy, the lender is required to file a claim with the Company no later than 60 days after it has acquired good and marketable title to the underlying property through foreclosure. A primary insurance claim amount includes (i) the amount of unpaid principal due under the loan; (ii) the amount of accumulated delinquent interest due on the loan (excluding late charges) to the date of claim filing; (iii) expenses advanced by the insured under the terms of the master policy, such as hazard insurance premiums, property maintenance expenses and property taxes to the date of claim filing; and, (iv) certain foreclosure and other expenses, including attorneys fees. Such claim amount is subject to review and possible adjustment by the Company. Depending on the applicable state foreclosure law, an average of about 12 months elapses from date of default to payment of claim on an uncured default. The Company's experience indicates that the claim amount on a policy generally ranges from 110% to 115% of the unpaid principal amount of a foreclosed loan.

     Within 60 days after the claim has been filed, the Company has the option of either (i) paying the coverage percentage specified on the certificate of insurance (usually 15% to 35% of the claim), with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property, or (ii) paying 100% of the claim amount in exchange for the lender's conveyance of good and marketable title to the property to the Company, with the Company selling the property for its own account. The Company chooses the claim settlement option believed to cost the least. In general, the Company settles claims by paying the coverage percentage of the claim amount. At December 31, 2000, the Company held one property with a net realizable value of $99,482 which was acquired by exercising its option to pay 100% of the claim amount.

LOSS MITIGATION

     Once a default notice is received, the Company attempts to mitigate its loss. Through proactive intervention with insured lenders and borrowers, the Company has been successful in reducing the number and severity of its claims for loss. Loss mitigation techniques include pre-foreclosure sales, advances to assist distressed borrowers who have suffered a temporary economic setback, and the use of repayment schedules, refinances, loan modifications, forbearance agreements, and deeds-in-lieu of foreclosure. Such mitigation efforts typically result in a savings to the Company over the percentage coverage amount payable under the certificate of insurance. Through loss mitigation efforts, the Company paid out approximately 68% of its potential exposure on claims in 2000 compared to 66% in 1999.

LOSS RESERVES

     The Company establishes reserves to provide for the estimated costs of settling claims on loans reported in default and estimates of loans in default which have not been reported. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans currently not in default. Although the Company believes that overall reserve levels at December 31, 2000, are adequate to meet future obligations, due to the inherent uncertainty of the reserving process there can be no assurance that reserves will prove to be adequate to cover ultimate loss developments.

     In determining the liability for unpaid losses related to outstanding defaults, the Company establishes loss reserves on a case-by-case basis using historical experience and by making various assumptions and judgements about the ultimate amount to be paid on loans in default. The amount reserved for any particular loan is dependent upon the status of the loan as reported by the loan servicer. As a default progresses closer to foreclosure, the amount of loss reserve for a particular loan increases incrementally up to approximately 120% of the Company's exposure, which includes claims-related expenses. The Company periodically reviews and adjusts reserve estimates to address changes in economic conditions as well as loss experience developments.

     The Company also establishes reserves for the estimated costs of settling claims ("loss adjustment expenses" or "LAE"), which include, but not limited to, legal fees and general expenses of administering the claims settlement process, and for losses and loss adjustment expenses incurred from defaults which have occurred but have not yet been reported to the insurer ("Incurred But Not Reported" or "IBNR").

     The Company's reserving process is based upon the assumption that past experience, adjusted for the anticipated effect of current economic conditions and projected future economic trends, provides a reasonable basis for estimating future events. However, estimation of loss reserves is a difficult and inexact process. Economic conditions that have affected the development of loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, there can be no assurance that reserves will be adequate to cover ultimate loss developments on loans in default, currently or in the future. The Company's profitability and financial condition could be adversely affected to the extent that the Company's estimated reserves are insufficient to cover losses on loans in default.

     The following table represents a reconciliation of the beginning and ending loss reserves (net of reinsurance) for the periods indicated:

          Reconciliation of Losses and Loss Adjustment Expense Reserves

                                                              Year Ended December 31
                                                              ----------------------
                                                                  (in thousands)
                                                2000      1999       1998      1997      1996
                                                ----      ----       ----      ----      ----
Reserve for losses and LAE,
   net of related reinsurance
   recoverables, at beginning of year.......   $14,723   $12,116    $ 8,909   $ 5,974   $ 3,703

Add losses and LAE incurred in respect
   of defaults occurring in:
     Current year (1).....................      11,229     9,322      7,953     6,023     4,673

     Prior years (1) (2)..................      (3,642)   (2,211)      (944)     (846)   (1,394)
                                                -------  -------    -------   -------    -------

Total incurred losses and LAE.............       7,587     7,111      7,009     5,177     3,279

Deduct losses and LAE paid in respect
   of defaults occurring in:
     Current year.........................         574       236        267       210       167

     Prior years..........................       6,760     4,268      3,535     2,032       841
                                                ------   -------    -------   -------    ------

Total payments............................       7,334     4,504      3,802     2,242     1,008

Reserve for losses and LAE, net
   of related reinsurance
   recoverables, at end of year ...........     14,976    14,723     12,116     8,909     5,974

Reinsurance recoverables on unpaid
   losses and LAE, at
   the end of year .......................          11        27         28        51       331
                                                ------   -------    -------   -------    ------


Reserve for unpaid losses and LAE,
   before deduction of reinsurance
   recoverables on unpaid losses, at
   end of year.............................    $14,987   $14,751    $12,143   $ 8,960   $ 6,305
                                               =======   =======    =======   =======   =======

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

LENDER AND PRODUCT CHARACTERISTICS

     The following table reflects the percentage of direct gross risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated on December 31, 2000 and 1999:

                              DIRECT RISK IN FORCE

                                                              December 31
                                                              -----------
PRODUCT TYPE:                                              2000           1999
                                                          -----           ----
Primary............................................       100.0%          100.0%
Pool...............................................         0.0%            0.0%
                                                         -------         -------
Total..............................................       100.0%          100.0%
                                                         =======         =======
                          Direct Primary Risk in Force
                                                              December 31
                                                              -----------
                                                           2000           1999
                                                           -----          ----
DIRECT RISK IN FORCE (dollars in millions)...........     $3,760          $3,223
LENDER CONCENTRATION:
Top 10 lenders (by original applicant)...............      30.0%           31.0%
LTV:
95.01% and above.....................................       2.5%            2.0%
90.01% to 95.00%.....................................      50.7%           50.0%
90.00 and below......................................      46.8%           48.0%
                                                         -------         -------
Total................................................     100.0%          100.0%
                                                         =======         =======
LOAN TYPE:
Fixed................................................      94.9%           94.5%
ARM (positive amortization) (1)......................       5.1%            5.5%
ARM (potential negative amortization) (2)............       0.0%            0.0%
ARM (scheduled negative amortization) (2)............       0.0%            0.0%
Other................................................       0.0%            0.0%
                                                         -------         -------
Total................................................     100.0%          100.0%
                                                         =======         =======
MORTGAGE TERM (3):
15 years and under...................................       3.2%            4.0%
Over 15 years........................................      96.8%           96.0%
                                                         -------         -------
Total................................................     100.0%          100.0%
                                                         =======         =======
PROPERTY TYPE:
Noncondominium (principally single-family detached)..      96.2%           95.6%
Condominium..........................................       3.8%            4.4%
                                                         -------         -------
Total................................................     100.0%          100.0%
                                                         =======         =======
OCCUPANCY STATUS:
Primary residence....................................      98.1%           98.6%
Second home..........................................       1.2%            1.1%
Nonowner occupied....................................       0.7%            0.3%
                                                         -------         -------
Total................................................     100.0%          100.0%
                                                         =======         =======
MORTGAGE AMOUNT (3):
$200,000 or less.....................................     82.3%            84.9%
Over $200,000........................................     17.7%            15.1%
                                                         -------         -------
Total................................................     100.0%          100.0%
                                                         =======         =======
(1) Refers to loans where payment adjustments are the same as mortgage interest rate adjustments.
(2) Scheduled negative amortization is defined by the Companyas the increase in loan balance that will occur if interest rates do not change. Loans with potential negative amortization will not have increasing principal balances unless interest rates increase.
(3) The 1999 amounts have been restated to conform with current year results.

     An important determinant of claim incidence is the relative amount of borrower's equity in the home (which at the time of origination is the down payment). For the industry as a whole, historical evidence indicates that claim incidence on loans having a LTV ratio in excess of 90% is greater than claim incidence on loans with LTV ratios equal to or less than 90%. The Company believes the higher premium rates charged on high LTV loans adequately reflects the additional risk.

     Approximately 2.5% of the Company's risk in force is comprised of the 97% LTV product ("97s"), which is offered primarily to low and moderate income borrowers. The Company believes that these "affordable housing" loans have higher risks than its other insured business and has often attracted borrowers with weak credit histories, generally resulting in higher loss ratios. In keeping with the Company's established risk strategy, the Company has not aggressively solicited this segment of the industry. The Company does not routinely delegate the underwriting of its 97% LTV product.

     In 2000 the State of Illinois Insurance Department, as well as the insurance departments of several other states, began to permit mortgage insurers to write coverage on loans in excess of 97% up to 100% and, in certain instances, up to 103%. This request was made in response to the development by certain entities of the mortgage securitization market, including Fannie Mae and Freddie Mac, of programs that allowed LTV's in excess of 97%. These programs are designed to accommodate the credit-worthy borrower who lacks the ability or interest to provide a down payment on a home. The Company accepts loans with LTV's greater than 97% on a limited basis.

     The Company actively pursues only positively amortizing ARMs with industry standard caps. Payments on these loans adjust fully with interest rate adjustments. To date, the performance of the Company's ARM loans has been consistent with that of the fixed rate portfolio. However, since historical claim frequency data on ARMs has not yet been tested during a prolonged period of economic stress, there can be no assurance that claim frequency on ARMs may not eventually be higher, particularly during a period of rising interest rates combined with decreasing housing prices. In its normal course of operations, the Company's existing underwriting policy does not permit coverage of ARMs with "scheduled" negative amortization. ARMs with "potential" negative amortization characteristics due to possible interest rate increases and borrower payment option changes are accepted under limited conditions for approved lenders.

     Historical evidence indicates that higher-priced properties experience wider fluctuations in value than moderately priced residences. These fluctuations exist primarily because there is a smaller pool of qualified buyers for higher-priced homes which, in turn, reduces the likelihood of achieving a quick sale at fair market value when necessary to avoid a default.

     The Company believes that 15-year mortgages present a lower level of risk than 30-year mortgages, primarily as a result of the faster amortization and the more rapid accumulation of borrower equity in the property. Accordingly, the Company charges lower premium rates on these loans than on comparable 30-year mortgages.

     The Company believes that the risk of claim is also affected by the type of property securing the insured loan. In management's opinion, loans on single-family detached housing are subject to less risk of claim incidence than loans on other types of properties. The Company believes that attached housing types, particularly condominiums and cooperatives, are a higher risk because in most areas condominiums and cooperatives tend to be more susceptible to downward fluctuations in value than single-family detached dwellings in the same market. Triad does not insure cooperatives.

     Loans on primary residences that were owner occupied at the time of loan origination constituted approximately 98% of the Company's risk in force at December 31, 2000. Because management believes that loans on non-owner occupied properties represent a substantially higher risk of claim incidence and are subject to greater value declines than loans on primary homes, the Company does not actively pursue these loans.

     The Company's book of business is less mature than that of the private mortgage insurance industry as a whole, with the Company's direct risk in force having a weighted average life of 2.8 years at December 31, 2000, consistent with the weighted average life at year-end 1999, compared to an estimated industry average of 3.4 years at December 31, 2000.

     The following table shows the percentage of direct risk in force as of December 31, 2000, for policies written from 1988 through 2000, as well as the cumulative loss ratio (calculated as losses paid divided by premiums written, in each case for a particular certificate year) which has developed through December 31, 2000, for the policies written during the years indicated and
excludes    the    effects    of     reinsurance:


  Certificate                           Percent      Cumulative Ratio of Losses
     Year      Direct Risk in Force     of Total     Paid to Premiums Written(1)
     ----      --------------------     --------     ---------------------------
                  (in millions)

      1988            $ 0.5                0.0%                15.4%

      1989              0.8                0.0                 24.0

      1990              1.8                0.0                 18.8

      1991              7.2                0.2                 11.9

      1992             25.7                0.7                  8.7

      1993             76.7                2.0                  5.2

      1994             69.9                1.9                  9.8

      1995            122.8                3.3                 10.9

      1996            203.0                5.4                 10.7

      1997            435.1               11.6                  6.4

      1998            948.2               25.2                  2.1

      1999            891.3               23.7                  0.8

      2000            977.0               26.0                  0.0
                  ---------              -----

      Total       $ 3,760.0              100.0%
                  =========              =====
----------------
(1) Claim activity is not spread evenly throughout the coverage period of the book of business. Based on the Company's and the industry's historical experience, claims incidence is highest in the third through sixth years after loan origination, and relatively few claims are paid during the first two years after loan origination. Thus, the cumulative loss experience of recent certificate years is not indicative of ultimate losses.

GEOGRAPHIC DISPERSION

     The following tables reflect the percentage of direct risk in force on the Company's book of business (by location of property) for the top ten statesand the top ten metropolitan statistical areas ("MSAs") as of December 31, 2000:

                 Top Ten States                       Top Ten MSAs(1)
          ----------------------------   --------------------------------------
                           December 31                              December 31
                              2000                                      2000
                              ----                                      ----

         California           11.8%       Chicago, IL                    9.2%

         Illinois              9.6        Atlanta, GA                    3.6

         Florida               8.2        Los Angeles/Long Beach, CA     2.6

         Georgia               8.1        Phoenix/Mesa, AZ               2.3

         Texas                 7.6        Houston, TX                    2.1

         North Carolina        6.4        Charlotte, NC                  1.6

         Pennsylvania          4.1        Philadelphia, PA               1.5

         Virginia              4.0        Minneapolis/St. Paul, MN       1.4

         Colorado              3.7        Dallas, TX                     1.4

         Arizona               3.5        Denver, CO                     1.3
                              -----                                     -----
         Total                67.0%       Total                         27.0%
                              =====                                     =====
---------------------

(1)  Current  year  MSA  reporting  reflects  the  MSA/PMSA  designation.   This
designation, which is consistent with industry standards, reflects a more narrowly defined statistical area than has been reported in prior years.

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

     The Company follows an investment policy which requires: (i) 80% of its investment portfolio (together with cash assets) to consist of cash, short-term investments, and debt securities (including redeemable preferred stocks) which, at the date of purchase, were rated investment grade by a nationally recognized rating agency (e.g.,"BBB-" or better by S&P), and (ii) at least 50% of its investment portfolio (together with cash assets) to consist of cash, cash equivalents, and securities which, at the date of purchase, were rated one of the two highest investment grades by a nationally recognized rating agency.

     At December 31, 2000, the Company's total investment portfolio had a fair market value of $232.0 million and did not include any real estate or mortgage loans. The investment portfolio was composed of approximately 88% fixed maturity securities, 5% equities, and 7% short-term investments.

     Liquidity is sought through cash equivalent investments and through diversification and investment in publicly traded securities. The Company attempts to maintain a level of liquidity and a duration in its investment portfolio consistent with its business outlook and the expected timing, direction, and degree of changes in interest rates. As of December 31, 2000, no investment in the securities of any single issuer (other than the U.S. government and its agencies) exceeded 2% of the Company's investment portfolio.

     The Company's investment policies and strategies are subject to change depending upon regulatory, economic, and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     The following table shows the results of the Company's investment portfolio for the periods indicated:

                          INVESTMENT PORTFOLIO RESULTS

                                                2000            1999            1998            1997          1996
                                                ----            ----            ----            ----          ----

Average investments (1)................     $212,029,383    $183,987,661    $151,711,923    $103,804,750   $89,577,031

Pre-tax net investment income..........      $12,645,321     $10,545,663     $ 9,289,026     $ 6,234,142    $5,446,672

Effective pre-tax yield (1)............             6.0%            5.7%            6.1%            6.0%          6.1%

Tax-equivalent yield (2)...............             8.2%            7.7%            7.9%            8.0%          7.7%

Pre-tax realized gain (loss) on sale of
         Investments...................       $  285,849     $ 1,153,191      $  880,502      $   34,330    $ (162,385)
---------------------

(1)  Based on historical cost adjusted for amortization and accretion of premium and discount.
(2)  Based on book value and the Company's marginal tax rate.

     The diversification of the Company's investment portfolio at December 31, 2000, is shown in the table below:

                      INVESTMENT PORTFOLIO DIVERSIFICATION

                                                              December 31, 2000
                                             -------------------------------------------
                                             Amortized Cost   Fair Value       Percent (1)
                                             --------------   ----------       -------
 Available-for-sale securities:
   Fixed maturity securities:
      U. S. government obligations.......... $ 12,933,975     $ 13,238,313      5.7%

     Mortgage-backed bonds..................      933,215           981,245      0.4

     State and municipal bonds..............  139,926,385       143,721,798     61.9

     Corporate Bonds........................   47,986,616        45,983,296     19.8
                                             ------------      ------------
       Total fixed maturities...............  201,780,191       203,924,652

   Equity securities........................    9,630,441        11,088,525      4.8
                                             ------------      ------------
       Total available-for-sale securities..  211,410,632       215,013,177

   Short-term investments...................   17,012,080        17,012,080      7.4
                                             ------------      ------------    ------
                                             $228,422,712      $232,025,257    100.0%
                                             ============      ============    ======
----------------

(1)  Percentage of fair value.

     The following table shows the scheduled maturities at December 31, 2000, of the fixed maturity securities held in the Company's investment portfolio:

                     INVESTMENT PORTFOLIO SCHEDULED MATURITY

                                                 December 31, 2000
                                            ---------------------------
                                             Fair Value         Percent
                                              ----------        -------
 One year or less..........................   $3,864,589           1.9%

 After one year through five years.........   23,426,372          11.5

 After five years through ten years........   30,841,881          15.1

 After ten years though twenty years.......  103,899,668          50.9

 After twenty years........................   40,910,897          20.1

 Mortgage-backed securities (1)............      981,245           0.5
                                            ------------         ------
           Total........................... $203,924,652         100.0%
                                            ============         ======
---------------------
(1)Substantially all of these securities are guaranteed by U.S. Government Agencies.

     The following table shows the ratings of the Company's investment portfolio as of December 31, 2000:

                         Investment Portfolio by Rating


                                                           December 31, 2000
                                                   ----------------------------
 Rating(1)                                           Fair Value         Percent
                                                     ----------         -------
 Fixed maturities:

          U.S. Treasury and U.S. agency bonds....    $ 5,217,023         2.6%

          AAA....................................     79,443,654         39.0

          AA.....................................     27,253,100         13.4

          A......................................     51,479,757         25.1

          BBB....................................     23,359,844         11.5

          BB.....................................      8,000,251          3.9

          B......................................      5,418,940          2.7

          C......................................         57,000          0.0

          D......................................        168,983          0.1

          NR.....................................      3,526,100          1.7
                                                   -------------        ------

               Total fixed maturities............  $ 203,924,652        100.0%
                                                   =============        ======


 Equities:

          AAA....................................  $     483,125          4.3%

          AA.....................................              0          0.0

          A......................................      7,038,892         63.5

          BBB....................................        970,568          8.8

          BB.....................................              0          0.0

          B......................................      2,595,940         23.4
                                                   -------------        ------

                Total equities...................  $  11,088,525        100.0%
                                                   =============        ======

 Total Portfolio.................................  $ 215,013,177
                                                   =============
----------------
(1) Current ratings as assigned by the NRSRO (Nationally Recognized Statistical Rating Organization). The NRSRO includes the following nationally recognized rating agencies: S&P, Moody's, and Fitch.

REGULATION

DIRECT REGULATION

     The Company's insurance subsidiaries are subject to comprehensive, detailed regulation, principally for the protection of policyholders and their borrowers rather than for the benefit of investors, by the insurance departments of the various states in which each insurer is licensed to transact business. Although their scope varies, state insurance laws in general grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business. These include the licensing of companies to transact business, and varying degrees of control over claims handling practices, reinsurance requirements, premium rates, the forms and policies offered to customers, financial statements, periodic financial reporting, permissible investments, and adherence to financial standards relating to statutory surplus, dividends, and other criteria of solvency intended to assure the satisfaction of obligations to policyholders.

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

     Because the Company is an insurance holding company and Triad is an Illinois domiciled insurance company, the Illinois insurance laws regulate, among other things, certain transactions in the Company's Common Stock and certain transactions between Triad and the Company or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire beneficial ownership of more than 10% of any class of outstanding securities of the Company or its subsidiaries unless such person files a statement and other documents with the Illinois Director of Insurance and obtains the Director's prior approval. In addition, material transactions between Triad and the Company or affiliates are subject to certain conditions, including that they be "fair and reasonable." These restrictions generally apply to all persons controlling or under common control with the insurance companies. "Control" is presumed to exist if 10% or more of Triad's voting securities is owned or controlled, directly or indirectly, by a person, although the Illinois Director may find that "control" in fact does or does not exist where a person owns or controls either a lesser or greater amount of securities. Other states in addition to Illinois may regulate affiliated transactions and the acquisition of control of the Company or its insurance subsidiaries.

     Triad is required by Illinois insurance laws to provide for a contingency reserve in an amount equal to at least 50% of earned premiums in its statutory financial statements. Such reserves must be maintained for a period of 10 years except in circumstances where high levels of losses exceed regulatory thresholds. The contingency reserve, designed to provide a cushion against the effect of adverse economic cycles, has the effect of reducing statutory surplus and restricting dividends and other distributions by Triad. At December 31, 2000, Triad had statutory policyholders' surplus of $101.0 million and a statutory contingency reserve of $150.8 million. At December 31, 1999, Triad had statutory policyholders' surplus of $94.6 million and a statutory contingency reserve of $113.8 million. Triad's statutory earned surplus was $17.3 million at year-end 2000 versus $10.9 million at year-end 1999, reflecting growth in statutory net income greater than the increase in the statutory contingency reserve.

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

     Although not subject to a rating law in Illinois, premium rates for mortgage insurance are subject to regulation in most states to protect policyholders against the adverse effects of excessive, inadequate, or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer's loss experience, expenses, and future trend analysis. The general mortgage default experience also may be considered.

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

     Triad, TGAC, and Triad Re are each subject to examination of their affairs by the insurance departments of every state in which they are licensed to transact business. The Illinois Insurance Director and Vermont Insurance Commissioner periodically conduct financial examinations of insurance companies domiciled in their states. The most recent examinations of Triad and TGAC were issued by the Illinois Insurance Department on February 3, 2000, and covered the period January 1, 1995, through December 31, 1998. No material recommendations were made as a result of these examinations.

     A number of states generally limit the amount of insurance risk which may be written by a private mortgage insurer to 25 times the insurer's total policyholders' surplus. This restriction is commonly known as the risk-to-capital requirement.

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

     The National Association of Insurance Commissioners ("NAIC") adopted a risk-based capital ("RBC") formula designed to help regulators identify property/casualty insurers in need of additional capital. The RBC formula establishes minimum capital needs based upon risks applicable to individual insurers, including asset risks, off-balance sheet risks (such as guarantees for affiliates and contingent liabilities), and credit risks (such as reinsurance ceded and receivables). The NAIC and the Illinois Department of Insurance currently do not require mortgage guaranty insurers to file RBC analysis in their annual statements.

     As the dominant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage guaranty insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for such insurers to be eligible to insure loans sold to such agencies. Freddie Mac's current eligibility requirements impose limitations on the type of risk insured, standards for geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, and financial requirements which generally mirror state insurance regulatory requirements. These requirements are subject to change from time to time. Freddie Mac most recently modified its eligibility guidelines in June 2000. Fannie Mae also has eligibility requirements, although such requirements are not published. Triad is an approved mortgage insurer for both Freddie Mac and Fannie Mae and meets all eligibility requirements. There can be no assurance, however, that such requirements will not change or that Triad will continue to meet such requirements. In addition, to the extent Fannie Mae or Freddie Mac assumes default risk for itself that would otherwise be insured, changes current guarantee fee arrangements, allows alternative credit enhancements, alters or liberalizes underwriting guidelines on low down payment mortgages it purchases, or otherwise changes its business practices or processes with respect to such mortgages, private mortgage insurers may be affected.

     Government Sponsored Enterprises (GSE) Fannie Mae and Freddie Mac both accept reduced mortgage insurance coverage from lenders that deliver loans approved by the GSEs' automated underwriting services, Desktop Underwriter and Loan Prospector, respectively. Generally, Fannie Mae's and Freddie Mac's reduced mortgage insurance coverage options provide for: (i) across-the-board reductions in required MI coverage on 30-year fixed-rate loans recommended for approval by the GSEs' automated underwriting services to the levels in effect in 1994; (ii) reduction in required MI coverage, for loans with only a 5% down payment (a 95%
LTV), from 30% to 25% of the mortgage loan covered by MI; and, (iii) reduction in required MI coverage, for loans with a 10% down payment (a 90% LTV loan), from 25% to 17% of the mortgage loan covered by MI. In addition, the GSEs have implemented other programs that further reduce MI coverage upon the payment of an additional fee by the lender. Under this option, a 95% LTV loan will require 18% of the mortgage loan to have mortgage insurance coverage. Similarly, a 90% LTV loan will require 12% of the mortgage loan to have mortgage insurance. In order for the homebuyer to have MI at these levels, such loans would require a payment at closing or a higher note rate.

     Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase mortgages or mortgage-backed securities unless the private mortgage insurance on the mortgages has been issued by an insurer with a claims-paying ability rating of at least "AA-" from S&P or Fitch or a financial strength rating of at least "Aa3" from Moody's. Fannie Mae and Freddie Mac require mortgage guaranty insurers to maintain two ratings of "AA-" or better. Triad has a claims-paying ability rating of "AA" from S&P and Fitch and a rating of "Aa3" from Moody's. S&P, Fitch, and Moody's include Triad's consolidated operations and financial position in determining the claims-paying ability. There can be no assurance that Triad's claims-paying ability rating, the method by which this rating is determined, or the eligibility requirements of Fannie Mae and Freddie Mac will not change.

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

     Various lawsuits filed in US district court in Augusta, Georgia against each of the national mortgage insurers assert that defendant mortgage insurers have violated RESPA guidelines by offering pool insurance, captive reinsurance, contract underwriting, and other services at preferential below market prices as an illegal inducement to persuade lenders to use those mortgage insurers for primary insurance coverage. The lawsuits seek class action status. Three mortgage insurers have entered into preliminary settlements of the lawsuits. Triad's motion for summary judgement has been granted and is expected to be appealed. Triad believes that its products and services comply with RESPA as well as all other applicable laws and regulations. Management does not know what the outcome of the legal proceedings will be, or the future impact of these lawsuits on the mortgage insurance industry.

     Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant's race, nationality, gender, marital status, and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 ("HMDA"). The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although under the laws of several states mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. The active mortgage insurers, through their trade association, the Mortgage Insurance Companies of America ("MICA"), have entered into an agreement with the Federal Financial Institutions Examinations Council ("FFIEC") to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

     Upon request by an insured, Triad must cancel the mortgage insurance for a mortgage loan. Fannie Mae and Freddie Mac guidelines, as well as several existing and proposed state statutes, contain various provisions which give borrowers the right to request cancellation of borrower-paid mortgage insurance when specified conditions are met.

     The Homeowners Protection Act of 1998, effective July 29, 1999, provides for certain termination and cancellation requirements for borrower-paid mortgage insurance and requires mortgage lenders to periodically update borrowers about their private mortgage insurance. Under the legislation, borrowers may generally request termination of mortgage insurance once the LTV reaches 80%, provided that certain conditions are met. The legislation further requires lenders to automatically cancel borrower-paid private mortgage insurance when home equity reaches 78% if certain conditions are met. The legislation also requires lenders to notify borrowers that they have private mortgage insurance and requires certain disclosures to borrowers of their rights under the law. Because most mortgage borrowers who obtain private mortgage insurance do not achieve 20% equity in their homes before the homes are sold or the mortgages refinanced, the Company does not expect to lose a significant amount of its insurance in force due to the enactment of this legislation.

INDIRECT REGULATION

     The Company, Triad, and its subsidiaries are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers, such as the FHA and the Department of Veterans Affairs ("VA"), as well as lenders. Private mortgage insurers, including Triad, are highly dependent upon federal housing legislation and other laws and regulations which affect the demand for private mortgage insurance and the housing market generally. For example, housing legislation enacted in 1992 permits up to 100% of borrower closing costs to be financed by loans insured by FHA, a significant increase from the previous 57% limit. Also, in April 1994, HUD reduced the initial premium (payable at loan origination) for FHA insurance from 3.0% to 2.25%. Effective January 2001, the maximum individual loan amount that the FHA could insure increased from $219,849 to $239,250. The maximum individual loan amount the VA can insure presently is $203,000. The maximum loan amounts that the FHA and VA can insure are subject to adjustment and may increase in the future. Any future legislation that increases the number of persons eligible for FHA or VA mortgages could have an adverse effect on the Company's ability to compete with the FHA or VA.

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

     The Office of Federal Housing Enterprise Oversight ("OFHEO") has proposed a risk-based capital regulation for Fannie Mae and Freddie Mac. The proposal sets up "hair cuts" for different types of credit enhancement utilized by the GSEs based on the rating given the entity providing the enhancement and the nature of the credit enhancement provided. For example, derivative and nonderivative counterparties are treated differently as are entities with different credit ratings. Management does not know what the outcome of the proposal will be or the future impact of the proposal, if adopted, on the mortgage insurance industry. If the proposal is adopted and AA-rated entities are treated less favorably than AAA-rated entities, the regulation may adversely affect mortgage insurers that cannot obtain a AAA rating.

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

     In 1996, the Office of the Comptroller of the Currency ("OCC") granted permission to national banks to have a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated, purchased, or serviced by such banks. Several subsequent applications by banks to offer reinsurance have been approved by the OCC including at least one request to engage in quota share reinsurance. The OTS, which regulates thrifts and savings institutions, has announced that it would approve applications for such captive arrangements as well. The reinsurance subsidiaries of national banks or savings institutions could become significant competitors of the Company in the future.

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

EMPLOYEES

     As of December 31, 2000, the Company employed 179 persons. Employees are not covered by any collective bargaining agreement. The Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Name                          Position                                      Age
----                          --------                                      ---

William T. Ratliff, III       Chairman of the Board of                       47
                              the Company and Triad

Darryl W. Thompson            President, Chief Executive                     60
                              Officer, and Director of the
                              Company and Triad

Ron D. Kessinger              Executive Vice President and                   46
                              Chief Financial Officer of the
                              Company and Triad

John H. Williams              Executive Vice President and                   53
                              Director of Triad

Henry B. Freeman              Senior Vice President of Triad                 51

Earl F. Wall                  Senior Vice President, Secretary,              43
                              and General Counsel of the
                              Company and Triad

Michael R. Oswalt             Senior Vice President, Controller,             39
                              Treasurer, and Principal Accounting
                              Officer of the Company and Triad

     WILLIAM T. RATLIFF, III has been the Chairman of the Board of the Company since 1993. Mr. Ratliff has also been Chairman of the Board of Triad since 1989, President of CIC since 1990 and was President and General Partner of CML from 1987 to 1995. Since 1995, he has served as President of Collat, Inc., CML's corporate general partner. Mr. Ratliff has been Chairman of New South Federal Savings Bank ("New South") since 1986 and President and Director of New South Bancshares, Inc., New South's parent company, since 1995. From March 1994, until December 1996, Mr. Ratliff served as President of Southwide Life Insurance Corp., of which he had been Executive Vice President since 1993. Mr. Ratliff joined CML in 1981 after completing his doctoral degree with a study of planning processes in an insurance company. Previously, he trained and worked as an educator, counselor, and organizational consultant.

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

     RON D.  KESSINGER has been  Executive  Vice  President and Chief  Financial
Officer of the Company since December 1999. Mr. Kessinger has been Chief Financial Officer of Triad since November 1999 and Executive Vice President of Insurance Operations of Triad since June 1996. Mr. Kessinger was Vice President of Claims and Administration of Triad from January 1991 to June 1996. From 1985 to 1991, Mr. Kessinger was employed by Integon Mortgage Guaranty Insurance Corporation, most recently serving as Vice President of Operations. Prior to joining Integon Mortgage Guaranty Insurance Corporation, Mr. Kessinger was employed by the parent company of Integon Mortgage Guaranty Insurance Corporation.

     JOHN H. WILLIAMS has been Executive Vice President and a Director of Triad since its inception in 1987. From 1986 to 1987, Mr. Williams was employed by Triad Life Insurance Company to develop and organize Triad. From 1978 to 1985, Mr. Williams was employed by MGIC, most recently serving as Vice President of Secondary Market Trading.

     HENRY B. FREEMAN has been Senior Vice President of Risk Management of Triad since January 1999, and was a Vice President from 1987 till 1999. From 1981 to 1987, Mr. Freeman was employed by Home Guaranty Insurance Corporation, where he was Vice President of Underwriting and Claims from 1982 to 1985 and Vice President of Risk Management from 1985 to 1987.

     EARL F. WALL has been Senior Vice President of Triad since November 1999, General Counsel of Triad since January 1996, and Secretary since June 1996. Mr. Wall was Vice President of Triad from 1996 till 1999. Mr. Wall has been Senior Vice President of the Company since December 1999, and Secretary and General Counsel of the Company since September 1996. Mr. Wall was Vice President of the Company from 1996 to 1999. From 1982 to 1995, Mr. Wall was employed by Integon in a number of capacities including Vice President, Associate General Counsel, and Director of Integon Life Insurance Corporation and Georgia International Life Insurance Corporation, Vice President, and General Counsel of Integon Mortgage Guaranty Insurance Corporation, and Vice President, General Counsel, and Director of Marketing One, Inc.

     MICHAEL R. OSWALT has been Senior Vice President and Treasurer of the Company since December 1999, and Controller of the Company since March 1994. Mr. Oswalt has been a Senior Vice President and Treasurer of Triad since November 1999, and Controller of Triad since June 1996. Mr. Oswalt was Vice President of the Company and Triad from December 1994 to December 1999. Mr. Oswalt previously served as Vice President and Controller of CIC and Southwide Life Insurance Corp. from February 1994, until June 1996. From January 1993, to February 1994, Mr. Oswalt was employed by Complete Health Services, Inc. where he performed internal audit services. From 1991 to 1993, Mr. Oswalt was employed by Arthur Andersen & Co. Prior to joining Arthur Andersen & Co., Mr. Oswalt was employed by Deloitte & Touche from 1988 to 1991. Mr. Oswalt is a certified public accountant.

Officers of the Company serve at the discretion of the Board of Directors of the Company.

ITEM 2.       PROPERTIES.
-------       -----------

     As of December 31, 2000, the Company leases office space in its Winston-Salem headquarters and its eleven underwriting offices located throughout the country comprising approximately 45,000 square feet under leases expiring between 2001 and 2008 and which require annual lease payments of approximately $893,000 in 2001. With respect to all facilities, the Company has, or believes it will be able to obtain, lease renewals on satisfactory terms. The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

     The Company maintains mid-range and micro-computer systems from its corporate data center located in its headquarters building to support its data processing requirements for accounting, claims, marketing, risk management, and underwriting. The Company has in place back-up procedures in the event of emergency situations.

ITEM 3.       LEGAL PROCEEDINGS.
-------       ------------------

     The Company is involved in litigation in the ordinary course of business. No pending litigation is expected to have a material adverse affect on the financial position of the Company.

     Triad is a defendant in PATTON V. TRIAD. This action was commenced on June 30, 2000 with the filing of a complaint in Federal District Court for the Southern District of Georgia seeking class action status on behalf of a nationwide class of home mortgage borrowers. The complaint alleges that Triad violated the Real Estate Settlement Procedures Act ("RESPA") by entering into transactions with lenders (including captive mortgage reinsurance and contract underwriting) that were not properly priced, in return for the referral of mortgage insurance. The complaint seeks damages of three times the amount of the mortgage insurance premiums that have been paid and that will be paid at the time of judgement for the mortgage insurance that is found to be involved in a violation of RESPA. The complaint also seeks injunctive relief, including prohibiting Triad from receiving future premium payments. In August 2000, Triad filed a motion for summary judgement in the case which was granted on February 13, 2001. This decision is expected to be appealed. Six other mortgage insurers are also defendants in equivalent lawsuits pending in the Federal District Court for the Southern District of Georgia. While the ultimate outcome of the RESPA litigation is uncertain, the litigation is not expected to have a material adverse affect on the financial position of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------       ----------------------------------------------------

         None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY
-------       AND RELATED STOCKHOLDER MATTERS.
              --------------------------------

     The Company's Common Stock trades on The Nasdaq Stock Market(R) under the symbol "TGIC." At December 31, 2000, 13,351,694 shares were issued and outstanding. The following table sets forth the highest and lowest closing prices of the Company's Common Stock, $0.01 par value, as reported by Nasdaq during the periods indicated.



                                    2000                         1999
                                    ----                         ----

                             High           Low            High           Low
                            -----           ---            ----           ---

     First Quarter........  $22.625       $14.875        $22.750        $13.563

     Second Quarter.......  $23.438       $18.250        $18.063        $12.000

     Third Quarter........  $29.750       $21.500        $20.125        $16.625

     Fourth Quarter ......  $34.250       $26.250        $23.500        $16.438


     As of March 15, 2001, the number of stockholders of record of Company Common Stock was approximately 300. In addition, there were an estimated 3,200 beneficial owners of shares held by brokers and fiduciaries.

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

Item 6.       Selected Financial Data
-------       -----------------------

                                                                           Year Ended December 31
                                                   -----------------------------------------------------------------------
                                                         2000          1999          1998          1997           1996
                                                         ----          ----          ----          ----           ----
Income Statement Data (for period ended):                     (Dollars in thousands, except per share amounts)
Premiums written:
     Direct..................................       $     76,867  $     65,381  $     52,974  $      40,083  $      26,152
     Assumed.....................................              8            11            13             20             26
     Ceded.......................................         (4,993)       (1,665)       (1,090)        (1,772)        (2,217)
                                                     -----------   -----------   -----------   ------------   ------------
                                                    $     71,882  $     63,727  $     51,897  $      38,331  $      23,961
                                                     ===========   ===========   ===========   ============   ============
Earned premiums..................................   $     71,843  $     63,970  $     52,822  $      38,522  $      24,727
Net investment income............................         12,645        10,546         9,289          6,234          5,447
Realized investments gains (losses)..............            286         1,153           880             34          (162)
Other income.....................................             37            13            14              8             --
                                                     -----------   -----------   -----------   ------------   ------------
     Total revenues..........................             84,811        75,682        63,005         44,798         30,012

Net losses and loss adjustment expenses..........          7,587         7,111         7,009          5,177          3,279
Interest expense on debt.........................          2,770         2,780         2,554             --             --
Amortization of deferred policy acquisition cost.          8,211         6,955         5,955          4,120          3,235
Other operating expenses (net of acquisition
        cost deferred)...........................         16,008        15,061        12,435         10,257          7,259
                                                     -----------   -----------   -----------   ------------   ------------
Income before income taxes.......................         50,235        43,775        35,052         25,244         16,239
Income taxes.....................................         15,237        13,365        10,678          8,002          5,042
                                                     -----------   -----------   -----------   ------------   ------------
Net income.......................................   $     34,998  $     30,410  $     24,374  $      17,242  $      11,197
                                                     ===========   ===========   ===========   ============   ============
     Basic earnings per share (1)................   $       2.63  $       2.28  $       1.83  $        1.30  $        0.84
     Diluted earnings per share (1)..............   $       2.55  $       2.23  $       1.76  $        1.26  $        0.83
                                                     -----------   -----------   -----------   ------------   ------------
Weighted average common and common share
     equivalents outstanding (1)
         Basic ..................................     13,321,901    13,312,104    13,342,749     13,291,160     13,277,853
         Diluted.................................     13,726,088    13,640,716    13,843,382     13,713,538     13,541,551
Balance Sheet Data (at year end):
     Total assets (2)............................   $    328,377  $    263,141  $    230,512  $     155,272  $     122,397
     Total invested assets.......................   $    232,025  $    191,564  $    177,301  $     119,877  $      98,027
     Losses and loss adjustment expenses.........   $     14,987  $     14,751  $     12,143  $       8,960  $       6,305
     Unearned premiums...........................   $      6,933  $      6,831  $      7,055  $       7,988  $       8,216
     Long-term debt .............................   $     34,467  $     34,462  $     34,457  $          --  $          --
     Stockholders' equity........................   $    199,831  $    157,072  $    137,531  $     111,781  $      91,680
Statutory Ratios (3):
     Loss ratio..................................          10.6%         11.1%         13.3%          14.2%          16.0%
     Expense ratio...............................          37.4%         40.5%         42.3%          42.5%          49.6%
                                                     -----------   -----------   -----------   ------------   ------------
     Combined ratio..............................          48.0%         51.6%         55.6%          56.7%          65.6%
                                                     ===========   ===========   ===========   ============   ============
GAAP Ratios:
     Loss ratio..................................          10.6%         11.1%         13.3%          13.4%          13.3%
     Expense ratio...............................          33.7%         34.5%         35.4%          37.5%          43.8%
                                                     -----------   -----------   -----------   ------------   ------------
     Combined ratio..............................          44.3%         45.6%         48.7%          50.9%          57.1%
                                                     ===========   ===========   ===========   ============   ============
Other Statutory Data (dollars in millions) (3):
     Direct insurance in force...................   $   15,123.5  $   13,038.0  $   11,256.6  $     9,176.7  $     6,556.3
     Direct risk in force (gross)................   $    3,760.0  $    3,222.5  $    2,777.4  $     2,231.4  $     1,515.4
     Risk-to-capital.............................         14.8:1        15.4:1        16.2:1         19.3:1         15.8:1

(1) Periods have been restated to reflect the two-for-one stock split on October 28, 1997.
(2)  Periods   prior  to  1999  have  been   restated  to  reflect reclassification  of Tax and  Loss  bonds.
(3)  Based on  statutory  accounting practices and derived from consolidated statutory financial statements of Triad.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------           FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

     Net income for 2000 increased 15.1% to $35.0 million compared to $30.4 million in 1999. This improvement is attributable primarily to a 12.3% increase in earned premiums, a 19.9% increase in net investment income, and an improved combined loss and expense ratio for all of 2000.

     Net income per share on a diluted basis increased 14.4% to $2.55 for 2000 compared to $2.23 per share for 1999. Included in 2000 earnings per share is $0.01 per share of net realized investment gains compared to $0.06 per share in 1999. Operating earnings per share, which exclude net realized investment gains, were $2.54 for 2000 compared to $2.17 for 1999, an increase of 16.6%.

     Net new insurance written was $4.4 billion for 2000, a decrease of less than 1% from 1999 levels. For the fourth quarter, net new insurance written increased 49.7% to $1.3 billion in 2000 compared to $892 million in 1999. Triad achieved this level of new insurance written during a year in which industry new insurance written decreased 13.6%, although this decline moderated substantially in the third and fourth quarters. For 2000, new insurance written was driven by expanded relationships with national lenders as well as innovative product offerings. According to industry data, Triad's national market share of new insurance written increased to 2.7% for all of 2000 (3.1% in the fourth quarter) from 2.3% for all of 1999. Total direct insurance in force reached $15.1 billion at December 31, 2000, compared to $13.0 billion at December 31, 1999, an increase of 16.0%.

     Total direct premiums written were $76.9 million for 2000, an increase of 17.6% compared to $65.4 million for 1999. Net premiums written increased by 12.8% to $71.9 million in 2000 compared to $63.7 million for 1999. Earned premiums increased 12.3% to $71.8 million for 2000 from $64.0 million for 1999. This growth in written and earned premium resulted from both new insurance production in 2000 and an improvement in the Company's persistency. The growth in direct premiums written was offset somewhat by the increase in ceded premium written. Driven primarily by increases in risk-sharing arrangements and excess of loss reinsurance, ceded premium written for 2000 increased 200% to $5.0 million compared to $1.7 million in 1999. Approximately 42.9% of new insurance written in 2000 was subject to captive mortgage reinsurance and similar arrangements compared to 22.9% in 1999. Management anticipates ceded premiums will continue to increase as a result of the expected increase in risk-sharing programs.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------           FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED
                  ----------------------------------------------------------


     Refinance activity was 13.2% (15.2% in the fourth quarter) of new insurance written in 2000 compared to 25.0% (11.5% in the fourth quarter) in 1999, reflecting the continued rise in interest rates through the first six months of the year. Persistency, or the amount of insurance in force remaining from one-year prior, was 82.6% at December 31, 2000, compared to 77.1% at December 31, 1999.

     Net investment income for 2000 was $12.6 million, a 19.9% increase over $10.5 million in 1999. This increase in investment income is the result of growth in the average book value of invested assets by $28.0 million to $212.0 million for the year ended December 31, 2000, from $184.0 million for 1999. The growth in invested assets is attributable to normal operating cash flow. The pre-tax yield on average invested assets increased to 6.0% for 2000 as compared to 5.7% for all of 1999. The portfolio's tax-equivalent yield was 8.2% for 2000 versus 7.7% for 1999. Approximately 69% or $139.9 million of the Company's fixed maturity portfolio at December 31, 2000, was composed of state and municipal tax-preferred securities as compared to approximately 71% or $124.4 million at December 31, 1999.

     The Company realized net investment gains of approximately $290,000 during 2000 compared to $1.2 million in 1999. For the fourth quarter of 2000, the Company realized net investment losses of approximately $1.4 million, which were primarily attributable to a repositioning of the fixed maturity portfolio.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 6.7% in 2000 to $7.6 million compared to $7.1 million in 1999. This increase reflects the growing amount of the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its highest claim frequency years.

     The Company's loss ratio (the ratio of net incurred losses to earned premiums) was 10.6% for 2000 compared to 11.1% for 1999. The loss ratio was 10.6% for the fourth quarter of 2000 compared to 7.8% for the fourth quarter of 1999. The Company's favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that approximately 75% (79% at year-end 1999) of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company does not expect its loss ratio to remain at its current low level and expects incurred losses to increase as a greater amount of insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is impossible to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------           FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED
                  ----------------------------------------------------------

     Amortization of deferred policy acquisition costs increased by 18.1% to $8.2 million in 2000 compared to $7.0 million for 1999. The increase in amortization reflects a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force.

     Other operating expenses increased 6.3% to $16.0 million for 2000 compared to $15.1 million for the same period in 1999. This increase in expenses is primarily attributable to advertising, personnel, and facilities and equipment costs required to support the Company's product development, technology enhancements, geographic expansion, and production. Amortization of the company's policy administration system began in December of 2000 and accounted for approximately $129,000 of other operating expenses. Amortization of this system is expected to contribute approximately $1.5 million to other operating expenses in 2001.

     The expense ratio (ratio of underwriting expenses to net premiums written) for 2000 was 33.7% compared to 34.5% for 1999. Contributing to this improvement is the higher level of written premiums in 2000 partially offset by the increase in expenses.

     The effective tax rate for 2000 was 30.3% compared to 30.5% in 1999. For the fourth quarter of 2000, the effective tax rate was 29.6%. The lower fourth quarter rate was primarily the result of a higher percentage of pre-tax income being generated from tax-preferred securities. Management expects the Company's effective tax rate to remain at about the same annual rate as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

1999 COMPARED TO 1998

     Net income for 1999 increased 24.8% to $30.4 million compared to $24.4 million in 1998. This improvement was attributable primarily to a 21.1% increase in earned premiums, a 13.5% increase in net investment income, and an improved combined loss and expense ratio for all of 1999.

     Net income per share on a diluted basis increased 26.6% to $2.23 for 1999 compared to $1.76 per share for 1998. Included in 1999 earnings per share is $0.06 per share of net realized investment gains compared to $0.04 per share in 1998. Operating earnings per share, which exclude net realized investment gains, were $2.17 for 1999 compared to $1.72 for 1998, an increase of 26.5%.

     Net new insurance written was $4.4 billion for 1999 as compared to $4.8 billion for 1998, a decrease of 7.8%. For the fourth quarter, net new insurance written decreased 41.5% in 1999 to $892 million as compared to $1.5 billion in

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------           FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED
                  ----------------------------------------------------------


1998. The Company also produced approximately $11 million of new insurance written on seasoned loans in 1999 compared to $225 million in 1998. The decrease in new insurance written was the result of changing business relationships and declines in the mortgage insurance market, especially during the fourth quarter of 1999. Driven by a higher interest rate environment, the total net new mortgage insurance written market decreased approximately 27% in the fourth quarter of 1999 compared to the fourth quarter of 1998, according to industry data. Based upon this information, Triad's national market share of net new insurance written was 2.3% for all of 1999 compared to 2.6% for 1998. Total direct insurance in force reached $13.0 billion at December 31, 1999, compared to $11.3 billion at December 31, 1998, an increase of 15.8%.

     Total direct premiums written were $65.4 million for 1999, an increase of 23.4% compared to $53.0 million for 1998. Net premiums written increased by 22.8% to $63.7 million in 1999 compared to $51.9 million for 1998. Earned premiums increased 21.1% to $64.0 million for 1999 from $52.8 million for 1998. This growth in written and earned premium resulted from both new insurance production in 1999 and an improvement in the Company's persistency. In 1999, 22.9% of new insurance written was subject to captive mortgage reinsurance and similar arrangements compared to 6.6% of new insurance written in 1998. Ceded premiums for 1999, which includes third party reinsurance arrangements as well as captive reinsurance agreements, increased 52.8% over 1998.

     Refinance activity was 25.0% (11.5% in the fourth quarter) of new insurance written in 1999 compared to 31.7% (34.3% in the fourth quarter) in 1998, reflecting the rise in interest rates during the year. Persistency, or the amount of insurance in force remaining from one-year prior, was 77.1% at December 31, 1999, compared to 70.0% at December 31, 1998.

     Net investment income for 1999 was $10.5 million, a 13.5% increase over $9.3 million in 1998. This increase in investment income was the result of growth in the average book value of invested assets by $32.3 million to $184.0 million for the year ended December 31, 1999, from $151.7 million for 1998. The growth in invested assets was attributable to normal operating cash flow. The pre-tax yield on average invested assets declined to 5.7% for 1999 as compared to 6.1% for all of 1998, reflecting the Company's investment strategy to emphasize tax-preferred securities which yield lower pre-tax rates than similar fully taxable securities. The portfolio's tax-equivalent yield was 7.7% for 1999 versus 7.9% for 1998. Approximately 71% or $124.4 million of the Company's fixed maturity portfolio at December 31, 1999, was composed of state and municipal tax-preferred securities as compared to approximately 70% or $107.5 million at December 31, 1998.

         Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 1.5% in 1999 to $7.1 million compared to $7.0 million in 1998. This

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------           FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED
                  ----------------------------------------------------------

increase reflected the growing amount of the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its highest claim frequency years.

     The Company's loss ratio (the ratio of net incurred losses to earned premiums) was 11.1% for 1999 compared to 13.3% for 1998. The loss ratio was 7.8% for the fourth quarter of 1999 compared to 18.6% for the fourth quarter of 1998. The Company's favorable loss ratio reflected the low level of delinquencies compared to the number of insured loans and the fact that approximately 79% (78% at year-end 1998) of the Company's insurance in force was originated in the last 36 months.

     Amortization of deferred policy acquisition costs increased by 16.8% to $7.0 million in 1999 compared to $6.0 million for 1998. The increase in amortization reflected both a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force and high cancellations due to refinance activity during 1999.

     Other operating expenses increased 21.1% to $15.1 million for 1999 compared to $12.4 million for the same period in 1998. This increase in expenses was primarily attributable to advertising, personnel, and facilities and equipment costs required to support the Company's product development, technology enhancements, geographic expansion, and production.

     The expense ratio (ratio of underwriting expenses to net premiums written) for 1999 was 34.5% compared to 35.4% for 1998. Contributing to this improvement was the higher level of written premiums in 1999 partially offset by the increase in expenses.

     The effective tax rate for 1999 and 1998 was 30.5%. This effective rate reflected the Company's continued investments in tax-preferred securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and taxes.

     The Company generated positive cash flow from operating activities for 2000 of $32.7 million compared to $30.8 million for 1999. The increase in operating cash flow reflects the growth in insurance written, insurance in force, and Triad's investment portfolio, partially offset by the increase in paid claims and other operating expenses.

     The Company's business does not routinely require significant capital expenditures other than for enhancements to its computer systems and technological capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------           FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED
                  ----------------------------------------------------------

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

     Consolidated invested assets were $232.0 million at December 31, 2000, compared to $191.6 million at December 31, 1999. Fixed maturity securities and equity securities classified as available-for-sale totaled $215.0 million at the end of 2000. Net unrealized investment gains were $1.5 million on equity securities and $2.1 million on fixed maturity securities at December 31, 2000. The fixed maturity portfolio consisted of approximately 69% municipal securities, 24% corporate securities, 6% U.S. government obligations, and 1% mortgage-backed bonds at December 31, 2000.

     Fixed maturity securities represent approximately 88% of the Company's invested assets at December 31, 2000, and the fair value of these fixed rate securities generally bears an inverse relationship to changes in prevailing market interest rates. The Company's long-term debt bears interest at a fixed rate of 7.9% per annum, and as a result, the fair value of this debt is sensitive to changes in prevailing interest rates. A 10% relative increase or decrease in market interest rates that affect the Company's financial instruments would not have a material impact on earnings during the next fiscal year, and would not materially affect the fair value of the Company's financial instruments.

     In December 2000, the Company completed the initial phase of its policy management system conversion and began amortization of the system asset. The Company incurred approximately $7.7 million for this phase of its policy system conversion and upgrade, and the Company has funded this project through cash flow from operations. This new system will be amortized over 60 months. Amortization on the system began in December of 2000.

     The Company's loss reserves increased to $15.0 million at December 31, 2000, compared to $14.8 million at December 31, 1999. This growth is the result of the increases in new insurance written and the maturing of the Company's risk in force. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. The Company's reserves per delinquent loan were $20,300 at December 31, 2000, compared to $21,400 at December 31, 1999. The Company's delinquency ratio, the ratio of delinquent insured loans to total insured loans, was 0.60% at December 31, 2000, compared to 0.64% at December 31, 1999.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------           FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED
                  ----------------------------------------------------------

     Total stockholders' equity increased to $199.8 million at December 31, 2000, from $157.1 million at December 31, 1999. This increase resulted primarily from net income of $35.0 million and net unrealized gains on invested assets classified as available-for-sale of $7.1 million (net of income tax).

     Triad's total statutory policyholders' surplus increased to $101.0 million at December 31, 2000, from $94.6 million at December 31, 1999. This increase resulted primarily from statutory net income of $47.8 million, offset by increases in the statutory contingency reserve of $36.9 million and in non-admitted assets of $3.9 million. Triad's statutory earned surplus was $17.3 million at December 31, 2000, compared to $10.9 million at December 31, 1999, reflecting, primarily, growth in statutory net income greater than the increase in the statutory contingency reserve. Approximately $540,000 and $1.0 million of the statutory earned surplus for December 31, 2000, and December 31, 1999, respectively, was attributable to unrealized gains. The balance in the statutory contingency reserve was $150.8 million at December 31, 2000, compared to $113.8 million at December 31, 1999.

     Triad's ability to write insurance depends on the maintenance of its claims-paying ability ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of December 31, 2000, Triad's risk-to-capital ratio was 14.8-to-1 as compared to 15.4-to-1 at December 31, 1999, and 13.5-to-1 for the industry as a whole at December 31, 1999, the latest industry data available.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------           FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED
                  ----------------------------------------------------------


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward looking statements relating to future plans, expectations, and performance which involve various risks and uncertainties, including but not limited to the following: interest rates may increase from their current levels; housing transactions and mortgage issuance may decrease for many reasons including changes in interest rates or economic conditions; the Company's market share may change as a result of changes in underwriting criteria, or competitive products or rates; the amount of new insurance written could be affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae; the Company's financial condition and competitive position could be affected by legislation impacting the mortgage guaranty industry specifically and the financial services industry in general; rating agencies may revise methodologies for determining the Company's claims-paying ability ratings and may revise or withdraw the assigned ratings at any time; decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings; the amount of new insurance written and the growth of insurance in force or risk in force as well as the performance of the Company may be adversely impacted by the competitive environment in the private mortgage industry, including the type, structure, and pricing of products and services offered by the Company and its competitors; the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions. Economic downturns in regions where Triad's risk is more concentrated could have a particularly adverse effect on Triad's financial condition and loss development. Accordingly, actual results may differ from those set forth in the forward- looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------       --------------------------------------------

     The Financial Statements and Supplementary Data are presented in a separate section of this report.


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH
-------       ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
              ---------------------------------------------------

         None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------      ---------------------------------------------------

     Information regarding directors and nominees for directors of the Company is included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, and is hereby incorporated by reference.

     For information regarding the executive officers of the Company, reference is made to the section entitled "Executive Officers of the Company" in Part I,
Item 1 of this Report.

ITEM 11.      EXECUTIVE COMPENSATION.
--------      -----------------------

     This information is included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, and is hereby incorporated by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------      ---------------------------------------------------------------

     This information is included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, and is hereby incorporated by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------      -----------------------------------------------

     This information is included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, and is hereby incorporated by reference.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT
--------      SCHEDULES, AND REPORTS ON FORM 8-K.
              -----------------------------------

         (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

         (a) (3) Listing of Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

         (b) Reports on Form 8-K.

                 No reports on form 8-K were filed during the quarter ended December 31, 2000.

         (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

         (d) Financial  Statement  Schedules - The  response to this portion of
             Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March, 2001.

                                       By /s/ Darryl W. Thompson
                                       -------------------------
                                       Darryl W. Thompson
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21st day of March, 2001 by the following persons on behalf of the Registrant in the capacities indicated.

          SIGNATURE                          TITLE



 /s/ William T. Ratliff, III        Chairman of the Board
 ----------------------------
 William T. Ratliff, III


 /s/ Darryl W. Thompson             President, Chief Executive Officer,
 -------------------------          and Director
 Darryl W. Thompson


 /s/ Ron D. Kessinger               Executive Vice President and Chief
 ------------------------           Financial Officer
 Ron D. Kessinger


 /s/ Michael R. Oswalt              Senior Vice President, Controller,
 ------------------------           Treasurer, and Principal Accounting Officer
 Michael R. Oswalt


 /s/ David W. Whitehurst            Director
 ------------------------
 David W. Whitehurst


 /s/ Robert T. David                Director
 ------------------------
 Robert T. David


 /s/ Raymond H. Elliott             Director
 ------------------------
 Raymond H. Elliott

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

                          YEAR ENDED DECEMBER 31, 2000

                               TRIAD GUARANTY INC.

                          WINSTON-SALEM, NORTH CAROLINA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                              (Item 14(a) 1 and 2)



 CONSOLIDATED FINANCIAL STATEMENTS                                      Page
 ---------------------------------                                      ----

 Report of Independent Auditors.....................................       57

 Consolidated Balance Sheets at December 31, 2000 and 1999..........     58 - 59

 Consolidated Statements of Income for each of the three years
    in the period ended December 31, 2000...........................       60

 Consolidated Statements of Changes in Stockholders' Equity for
    each of the three years in the period ended December 31, 2000...       61

 Consolidated Statements of Cash Flows for each of the three
    years in the period ended December 31, 2000.....................       62

 Notes to Consolidated Financial Statements.........................     63 - 80


FINANCIAL STATEMENT SCHEDULES
-----------------------------

Schedules  at and for each of the three years in the period  ended  December 31,
2000


    Schedule I - Summary of Investments - Other Than
       Investments in Related Parties...............................       81

    Schedule II - Condensed Financial Information of Registrant.....     82 - 86

    Schedule IV - Reinsurance.......................................       87

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

    3.1 Certificate of Incorporation of the Registrant, as amended (5) (Exhibit 3.1)

    3.2     By-Laws of the Registrant (1) (Exhibit 3(b))

    4.1     Form of Common Stock certificate (1) (Exhibit 4(a))

    4.2 Indenture Between Triad Guaranty Inc. and Banker's Trust Co.(6) (Exhibit 4.2)

   10.1     1993 Long-Term Stock Incentive Plan (1)(3) (Exhibit 10(a))

   10.3 Agreement for Administrative Services among Triad Guaranty Insurance Corporation and CollateralInvestment Corp. and Collateral Mortgage, Ltd. (1) (Exhibit 10(c))

   10.4 Investment Advisory Agreement between Triad Guaranty Insurance Corporation and Collateral Mortgage, Ltd. (1) (Exhibit 10(d))

   10.6 Registration Agreement among the Registrant, Collateral Investment Corp. and Collateral Mortgage, Ltd. (2) (Exhibit 10.6)

   10.7     Employment Agreement between the Registrant and Darryl W. Thompson
            (2)(3) (Exhibit 10.7)

   10.8     Employment Agreement between the Registrant and John H. Williams (2)
            (3) (Exhibit 10.8)

   10.10    Employment Agreement between the Registrant and Henry B. Freeman (2)
            (3) (Exhibit 10.10)

   10.11    Employment Agreement between the Registrant and Ron D. Kessinger (2)
            (3) (Exhibit 10.11)

   10.16    Economic Value Added Incentive Bonus Program (Senior Management)
            (4) (Exhibit 10.16)

   10.17 Amendment to Employment Agreement between the Registrant and Darryl W. Thompson (3)(4) (Exhibit 10.17)

   10.18 Amendment to Employment Agreement between the Registrant and John H. Williams (3)(4) (Exhibit 10.18)

   10.19 Amendment to Employment Agreement between the Registrant and Henry B. Freeman (3)(4) (Exhibit 10.19)

   10.20 Amendment to Employment Agreement between the Registrant and Ron D. Kessinger (3)(4) (Exhibit 10.20)

   10.21 Excess of Loss Reinsurance Agreement between Triad Guaranty Insurance Corporation, Capital Mortgage Reinsurance Company, and Federal Insurance Company. (7) (Exhibit 10.21)

 * 10.22 Excess of Loss Reinsurance Agreement between Triad Guaranty Insurance Corporation and Ace Capital Mortgage Reinsurance Company. (Exhibit 10.22)

   21.1     Subsidiaries of the Registrant (7) (Exhibit 21.1)

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

(7) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1999 Form 10-K.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Triad Guaranty Inc.


We have audited the accompanying consolidated balance sheets of Triad Guaranty Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Guaranty Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                               /s/ERNST & YOUNG LLP

Winston-Salem, North Carolina
January 17, 2001


                               Triad Guaranty Inc.

                           Consolidated Balance Sheets


                                                                   December 31
                                                            2000                1999
                                                       -----------------------------------
Assets
Invested assets:
   Securities  available-for-sale,  at fair value:
     Fixed maturities  (amortized
      cost: 2000-$201,780,191;
         1999-$173,978,864)                            $    203,924,652    $   164,579,416
     Equity securities (cost: 2000-$9,630,441;
       1999-$10,952,390)                                     11,088,525         13,075,648
   Short-term investments                                    17,012,080         13,908,666
                                                       -----------------------------------
                                                            232,025,257        191,563,730

Cash                                                          1,512,578            215,553
Real estate                                                      99,482            145,515
Accrued investment income                                     2,896,977          2,591,612
Deferred policy acquisition costs                            22,815,422         19,906,877
Property and equipment, at cost less accumulated
   depreciation (2000-$3,867,336; 1999-$3,009,638)            9,234,757          5,915,262
Prepaid federal income tax                                   49,374,666         35,415,666
Reinsurance recoverable                                           5,587             29,980
Other assets                                                 10,411,877          7,356,357










                                                       -----------------------------------
Total assets                                           $    328,376,603    $   263,140,552
                                                       ===================================




                                                                  December 31
                                                            2000                1999
                                                       ------------------------------------
Liabilities and stockholders' equity
Liabilities:
   Losses and loss adjustment expenses                 $     14,986,988    $    14,751,348
   Unearned premiums                                          6,933,259          6,831,290
   Amounts payable to reinsurer                               1,288,712            319,294
   Current taxes payable                                         85,062             70,272
   Deferred income taxes                                     60,651,647         41,750,341
   Unearned ceding commission                                 1,481,691            400,521
   Long-term debt                                            34,467,285         34,461,979
   Accrued interest on debt                                   1,274,972          1,274,972
   Accrued expenses and other liabilities                     7,375,503          6,208,079
                                                       -----------------------------------
Total liabilities                                           128,545,119        106,068,096

Commitments and contingencies (Note 5 and 7)

Stockholders' equity:
   Preferred stock, par value $.01 per share -
     authorized 1,000,000 shares, no shares
     issued and outstanding                                          -                  -
   Common stock, par value $.01 per share -
     authorized 32,000,000 shares, issued and
     outstanding 13,351,694 shares at December 31,
     2000 and 13,303,194 at December 31, 1999
                                                                133,517            133,032
   Additional paid-in capital                                62,723,667         61,972,312
   Accumulated other comprehensive income, net of
     income tax liability of $1,262,863 at
     December 31, 2000 and income tax
     asset of $2,546,666 at December 31, 1999                 2,351,065         (4,723,775)
   Deferred compensation                                       (135,041)           (69,414)
   Retained earnings                                        134,758,276         99,760,301
                                                       -----------------------------------
Total stockholders' equity                                  199,831,484        157,072,456
                                                       -----------------------------------
Total liabilities and stockholders' equity             $    328,376,603    $   263,140,552
                                                       ===================================


See accompanying notes.

                               Triad Guaranty Inc.

                        Consolidated Statements of Income


                                                        Year ended December 31
                                                  2000             1999             1998
                                           -------------------------------------------------
Revenue:
   Premiums written:
     Direct                                $   76,867,728       $65,380,631      $52,973,589
     Assumed                                        7,776            11,377           13,052
     Ceded                                     (4,993,059)       (1,665,179)      (1,089,955)
                                           -------------------------------------------------
   Net premiums written                        71,882,445        63,726,829       51,896,686
   Change in unearned premiums                    (39,355)          242,971          925,045
                                           -------------------------------------------------
Earned premiums                                71,843,090        63,969,800       52,821,731

Net investment income                          12,645,321        10,545,663        9,289,026
Net realized investment gains                     285,849         1,153,191          880,502
Other income                                       36,785            13,039           13,652
                                           -------------------------------------------------
                                               84,811,045        75,681,693       63,004,911

Losses and expenses:
   Losses and loss adjustment expenses          7,562,228         7,121,002        7,005,420
   Reinsurance recoveries                          25,009            (9,686)           3,198
                                           -------------------------------------------------
Net losses and loss adjustment expenses         7,587,237         7,111,316        7,008,618

Interest expense on debt                        2,770,307         2,779,915        2,554,126
Amortization of deferred policy
   acquisition costs                            8,210,776         6,955,273        5,954,915
Other operating expenses (net of
   acquisition costs deferred)                 16,008,210        15,060,376       12,434,890
                                           -------------------------------------------------
                                               34,576,530        31,906,880       27,952,549
                                           -------------------------------------------------
 Income before income taxes                    50,234,515        43,774,813       35,052,362

Income taxes:
   Current                                         14,996            24,166           38,928
   Deferred                                    15,221,544        13,340,340       10,639,361
                                           -------------------------------------------------
                                               15,236,540        13,364,506       10,678,289
                                           -------------------------------------------------
Net income                                 $   34,997,975       $30,410,307      $24,374,073
                                           =================================================

Earnings per common and common
    equivalent share:
     Basic                                 $         2.63  $           2.28 $           1.83
     Diluted                               $         2.55  $           2.23 $           1.76
                                           =================================================
Shares used in computing earnings per
    common and common equivalent share:
     Basic                                     13,321,901        13,312,104       13,342,749
     Diluted                                   13,726,088        13,640,716       13,843,382
                                           =================================================

See accompanying notes.

                               Triad Guaranty Inc.
           Consolidated Statements of Changes in Stockholders' Equity

                                                                       Accumulated
                                                      Additional         Other
                                           Common       Paid-In      Comprehensive     Deferred        Retained
                                            Stock       Capital          Income      Compensation      Earnings        Total
                                         --------------------------------------------------------------------------------------
Balance at December 31, 1997             $ 132,937  $  59,369,223  $    4,405,315    $        -   $   47,873,316  $ 111,780,791
  Net income                                     -              -               -             -       24,374,073     24,374,073
  Other comprehensive income - net of
    tax:
    Change in unrealized gain                    -              -        (497,395)            -                -       (497,395)
                                                                                                                  -------------
  Comprehensive income                                                                                               23,876,678
  Issuance of 122,648 shares of common
    stock under stock option plans
                                             1,227        954,629               -             -                -        955,856
  Tax effect of exercise of
    non-qualified stock options                  -        916,711               -             -                -        916,711
  Purchase and subsequent retirement of
    15,000 shares of common stock             (150)             -               -             -         (296,671)      (296,821)
  Issuance of 7,500 shares of
    restricted stock                            75        298,050               -             -                -        298,125
                                         --------------------------------------------------------------------------------------
Balance at December 31, 1998               134,089     61,538,613       3,907,920             -       71,950,718    137,531,340
  Net income                                     -              -               -             -       30,410,307     30,410,307
  Other comprehensive income - net of
    tax:
    Change in unrealized gain                    -              -      (8,631,695)            -                -     (8,631,695)
                                                                                                                  -------------
  Comprehensive income                                                                                               21,778,612
  Issuance of 34,500 shares of common
    stock under stock option plans             345        199,928               -             -                -        200,273
  Tax effect of exercise of
    non-qualified stock options                  -        129,706               -             -                -        129,706
  Purchase and subsequent retirement of
    146,000 shares of common stock          (1,460)             -               -             -       (2,600,724)    (2,602,184)
  Issuance of 5,825 shares of
    restricted stock                            58        104,065               -      (104,123)               -              -
  Amortization of deferred
    compensation                                 -              -               -        34,709                -         34,709
                                         --------------------------------------------------------------------------------------
Balance at December 31, 1999               133,032     61,972,312      (4,723,775)      (69,414)      99,760,301    157,072,456
  Net income                                     -              -               -             -       34,997,975     34,997,975
  Other comprehensive income - net of
    tax:
    Change in unrealized gain                    -              -       7,074,840             -                -      7,074,840
                                                                                                                  -------------
  Comprehensive income                                                                                               42,072,815
  Issuance of 41,500 shares of common
    stock under stock option plans             415        471,157               -             -                -        471,572
  Tax effect of exercise of
    non-qualified stock options                  -        129,768               -             -                -        129,768
  Issuance of 7,000 shares of
    restricted stock                            70        150,430               -      (150,500)               -              -
  Amortization of deferred
    compensation                                 -              -               -        84,873                -         84,873
                                         --------------------------------------------------------------------------------------
Balance at December 31, 2000             $ 133,517  $  62,723,667  $    2,351,065    $ (135,041)  $  134,758,276  $ 199,831,484
                                         ======================================================================================

See accompanying notes.

                               Triad Guaranty Inc.

                      Consolidated Statements of Cash Flows

                                                                 Year ended December 31
                                                            2000          1999            1998
                                                      --------------------------------------------
OPERATING ACTIVITIES
Net income                                            $ 34,997,975    $ 30,410,307    $ 24,374,073
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Loss and unearned premium reserves                    337,609       2,384,911       2,248,974
     Accrued expenses and other liabilities              1,167,424       2,033,465       1,450,310
     Current taxes payable                                  14,790          24,485          42,469
     Amounts due to/from reinsurer                         931,198         875,266        (547,469)
     Accrued investment income                            (305,365)       (332,734)       (798,710)
     Policy acquisition costs deferred                 (11,119,321)    (10,846,591)     (9,383,119)
     Amortization of policy acquisition costs            8,210,776       6,955,273       5,954,915
     Net realized investment gains                        (285,849)     (1,153,191)       (880,502)
     Provision for depreciation                            859,879         720,456         750,097
     Accretion of discount on investments               (1,577,713)     (1,046,470)     (1,013,820)
     Deferred income taxes                              15,221,544      13,340,340      10,557,543
     Prepaid federal income taxes                      (13,959,000)    (10,159,000)     (8,964,000)
     Unearned ceding commission                          1,081,170        (220,640)        621,161
     Accrued interest on debt                                    -               -       1,274,972
     Other assets                                       (2,992,907)     (2,158,206)     (2,559,112)
     Other operating activities                            136,214         (50,215)        192,489
                                                      --------------------------------------------
Net cash provided by operating activities               32,718,424      30,777,456      23,320,271

INVESTING ACTIVITIES
 Securities available-for-sale:
      Purchases - fixed maturities                     (51,835,382)    (45,489,517)    (74,664,883)
      Sales  - fixed maturities                         23,279,996      26,280,714      17,449,277
      Purchases - equities                              (1,663,169)     (3,216,099)     (7,507,782)
      Sales - equities                                   5,608,372       5,035,504       5,591,607
Purchases of property and equipment                     (4,179,374)     (3,191,320)     (1,665,430)
                                                      ---------------------------------------------
Net cash used in investing activities                  (28,789,557)    (20,580,718)    (60,797,211)

Financing activities
Proceeds from issuance of long-term debt                         -               -      34,452,898
Retirement of common stock                                       -      (2,602,184)       (296,821)
Proceeds from exercise of stock options                    471,572         200,273         955,856
                                                      --------------------------------------------
Net change in financing activities                         471,572      (2,401,911)     35,111,933
Net change in cash and short-term investments            4,400,439       7,794,827      (2,365,007)
Cash and short-term investments at beginning of year    14,124,219       6,329,392       8,694,399
                                                      --------------------------------------------

Cash and short-term investments at end of year        $ 18,524,658    $ 14,124,219    $  6,329,392
                                                      ============================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Income taxes and United States Mortgage
     Guaranty Tax and Loss Bonds                      $ 13,959,208    $ 10,158,677    $  8,963,726
  Interest                                               2,765,000       2,775,017       1,274,972
Non-cash investing and finance activities:
  Exchange of restricted common stock for
     intangible assets                                           -               -         298,125

See accompanying notes.

                               Triad Guaranty Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000


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

CONSOLIDATION

The consolidated financial statements include the amounts of Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), and Triad's wholly-owned subsidiaries Triad Guaranty Assurance Corporation ("TGAC") and Triad Re Insurance Corporation ("Triad Re"). Triad Re, a sponsored captive reinsurance company, is domiciled in Vermont and began operations in 2000. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

INVESTMENTS

Securities classified as "available-for-sale" are carried at fair value and unrealized gains and losses on such securities, net of tax, are reported as a separate component of accumulated other comprehensive income. The Company does not have any securities classified as "held-to-maturity" or "trading".

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

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and is amortized principally on a straight-line basis over the estimated useful lives, generally three to ten years, of the depreciable assets. Property and equipment primarily consists of furniture and equipment and computer hardware and software.

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

                               Triad Guaranty Inc.

1. ACCOUNTING POLICIES (CONTINUED)

REINSURANCE

Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. Reinsurance premiums, claim reimbursement, and reserves related to reinsurance business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company may receive a ceding commission in connection with ceded reinsurance. If so, the ceding commission is earned on a monthly pro rata basis in the same manner as the premium and is recorded as a reduction of other operating expenses.

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

Triad purchases ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds ("Tax and Loss Bonds") in lieu of paying federal income taxes. Purchases of these Tax and Loss Bonds are treated as prepaid federal income taxes, since the payment for Tax and Loss Bonds is essentially a prepayment of federal income taxes that will become due at a later date.

INCOME RECOGNITION

The Company writes policies that are guaranteed renewable contracts at the borrower's option on single premium, annual premium, and monthly premium bases. The Company does not have the option to reunderwrite these contracts. For annual payment policies, the first year premium exceeds the renewal premium. Premiums written on annual policies are earned on a monthly pro rata basis. Single premium policies covering more than one year are amortized over the estimated policy life in accordance with the expiration of risk. Premiums written on a monthly basis generally are earned in the month that coverage is provided.

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

                                       2000            1999           1998
                                    -------------------------------------------
Unrealized gains (losses)
   arising during the
   period, before taxes             $ 11,170,218    $ (12,126,338)   $  115,278
Income taxes                          (3,909,576)       4,244,218       (40,347)
                                    -------------------------------------------
Unrealized gains (losses)
   arising during the
   period, net of taxes                7,260,642       (7,882,120)       74,931
                                    -------------------------------------------
Less reclassification adjustment:
   Gains realized in net income          285,849        1,153,191       880,502
   Income taxes                         (100,047)        (403,616)     (308,176)
                                    -------------------------------------------
Reclassification adjustment for
   gains realized in net income          185,802          749,575       572,326
                                    -------------------------------------------
Other comprehensive income -
   change in unrealized gains       $  7,074,840    $  (8,631,695)   $ (497,395)
                                    ===========================================

                               Triad Guaranty Inc.

1. ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Management has determined that the adoption of SFAS 133 will have no impact on the Company's results of operations or its financial position due to its limited use of derivative instruments.

2. INVESTMENTS

The amortized cost and the fair value of investments are as follows:

                                                          Gross          Gross
                                       Amortized       Unrealized      Unrealized       Fair
                                          Cost            Gains          Losses         Value
                                     ------------------------------------------------------------
At December 31, 2000
Available-for-sale securities:
   Fixed maturity securities:
     Corporate                       $  47,986,616   $    949,415    $  2,952,735   $  45,983,296
     U.S. Government                    12,933,975        332,841          28,503      13,238,313
     Mortgage-backed                       933,215         48,030               -         981,245
     State and municipal               139,926,385      4,880,661       1,085,248     143,721,798
                                     ------------------------------------------------------------
Total                                  201,780,191      6,210,947       4,066,486     203,924,652
   Equity securities                     9,630,441      2,022,360         564,276      11,088,525
                                     ------------------------------------------------------------
Total                                $ 211,410,632   $  8,233,307    $  4,630,762   $ 215,013,177
                                     ============================================================

At December 31, 1999
Available-for-sale securities:
   Fixed maturity securities:
     Corporate                       $  41,380,256    $   132,060    $  3,016,858   $  38,495,458
     U.S. Government                     7,106,820         82,992          85,856       7,103,956
     Mortgage-backed                     1,112,041         31,025               -       1,143,066
     State and municipal               124,379,747        492,756       7,035,567     117,836,936
                                     ------------------------------------------------------------
Total                                  173,978,864        738,833      10,138,281     164,579,416
   Equity securities                    10,952,390      2,899,342         776,084      13,075,648
                                     ------------------------------------------------------------
Total                                $ 184,931,254    $ 3,638,175    $ 10,914,365   $ 177,655,064
                                     ============================================================

                               Triad Guaranty Inc.

2. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair value of investments in fixed maturity securities, at December 31, 2000, are summarized by stated maturity as follows:

                                               Available-for-Sale
                                         --------------------------------
                                                                  Fair
                                         Amortized Cost           Value
                                         --------------------------------

Maturity:
   One year or less                     $    3,811,041     $    3,864,589
   After one year through five years        23,372,340         23,426,372
   After five years through ten years       31,492,288         30,841,881
   After ten years                         142,171,307        144,810,565
   Mortgage-backed securities                  933,215            981,245
                                        ---------------------------------
Total                                   $  201,780,191     $  203,924,652
                                        =================================

Realized gains and losses on sales of investments are as follows:

                                          Year ended December 31
                                     2000           1999           1998
                                  -----------------------------------------
Securities available-for-sale:
   Fixed maturity securities:
     Gross realized gains         $   225,989     $   468,368    $  307,255
     Gross realized losses         (2,255,251)       (613,015)      (73,329)
   Equity securities:
     Gross realized gains           2,560,569       1,430,241       707,695
     Gross realized losses           (401,663)       (208,956)      (91,425)
   Other investments:
     Gross realized gains             156,205         129,864        30,306
     Gross realized losses                  -         (53,311)            -
                                  -----------------------------------------
Net realized gains                $   285,849     $ 1,153,191    $  880,502
                                  =========================================

Net unrealized appreciation (depreciation) on fixed maturity securities changed by $11,543,909, $(12,923,040) and $(445,759), in 2000, 1999 and 1998,
respectively; the corresponding amounts for equity securities were $(665,174), $(350,244) and $(325,711).

                               Triad Guaranty Inc.

2. INVESTMENTS (CONTINUED)

Major categories of the Company's net investment income are summarized as follows:

                                               Year ended December 31
                                       2000           1999            1998
                                  -------------------------------------------
Income:
   Fixed maturities               $ 11,754,951    $  9,863,671   $  8,625,387
   Preferred stocks                    490,002         392,297        280,032
   Common stocks                       230,446         268,091        256,918
   Cash and short-term investments     635,272         465,544        494,565
                                  -------------------------------------------
                                    13,110,671      10,989,603      9,656,902
Expenses                               465,350         443,940        367,876
                                  -------------------------------------------
Net investment income             $ 12,645,321    $ 10,545,663   $  9,289,026
                                  ===========================================

At December 31, 2000 and 1999, investments with an amortized cost of $6,537,653 and $6,445,356, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

3. DEFERRED POLICY ACQUISITION COSTS

An analysis of deferred policy acquisition costs is as follows:

                                               Year ended December 31
                                          2000          1999           1998
                                     -----------------------------------------

Balance at beginning of year         $ 19,906,877   $ 16,015,559  $ 12,587,355
Acquisition costs deferred:
   Sales compensation                   5,218,844      5,361,233     4,926,075
   Underwriting and issue expenses      5,900,477      5,485,358     4,457,044
                                     -----------------------------------------
                                       11,119,321     10,846,591     9,383,119

Amortization of acquisition expenses    8,210,776      6,955,273     5,954,915
                                     -----------------------------------------
Net increase                            2,908,545      3,891,318     3,428,204
                                     -----------------------------------------
Balance at end of year               $ 22,815,422   $ 19,906,877  $ 16,015,559
                                     =========================================

                               Triad Guaranty Inc.

4. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity for the reserve for unpaid losses and loss adjustment expenses for 2000, 1999 and 1998 is summarized as follows:

                                           2000           1999          1998
                                       ----------------------------------------
Reserve for losses and loss
  adjustment expenses at January 1,
  net of reinsurance recoverables      $ 14,723,192  $ 12,115,934  $  8,909,121
Incurred losses and loss adjustment
  expenses net of reinsurance
  recoveries (principally in respect
  of default notices occurring in):
     Current year                       11,229,124      9,322,142     7,953,412
     Redundancy on prior years          (3,641,887)    (2,210,826)     (944,794)
                                        ---------------------------------------
Total incurred losses and loss
  adjustment expenses                    7,587,237      7,111,316     7,008,618

Loss and loss adjustment expense
  payments net of reinsurance recoveries
   (principally in respect of default
    notices occurring in):
     Current year                          573,874        236,250       266,983
     Prior years                         6,760,375      4,267,808     3,534,822
                                       ----------------------------------------
Total loss and loss adjustment
   expense payments                      7,334,249      4,504,058     3,801,805
                                       ----------------------------------------

Reserve for losses and loss adjustment
   expenses at December 31, net of
   reinsurance recoverables of $10,808,
   $28,156, and $27,056 in 2000, 1999
   and 1998, respectively              $ 14,976,180  $ 14,723,192  $ 12,115,934
                                       ========================================

The foregoing reconciliation shows a redundancy in reserves has emerged for each of the years presented. These redundancies resulted principally from settling case-basis reserves on default notices occurring in prior years for amounts less than expected or reducing incurred but not reported reserves.

                               Triad Guaranty Inc.

5. COMMITMENTS

The Company leases certain office facilities and equipment under operating leases. Rental expense for all leases was $1,398,586, $1,154,671, and $902,866 for 2000, 1999, and 1998, respectively. Future minimum payments under noncancellable operating leases at December 31, 2000 are as follows:

               2001                  $ 1,197,332
               2002                      834,805
               2003                      294,851
               2004                       20,787
               Thereafter                  7,591
                                     -----------
                                     $ 2,355,366
                                     ===========

6. FEDERAL INCOME TAXES

Income tax expense differed from the amounts computed by applying the Federal statutory income tax rate to income before taxes as follows:

                                   2000            1999             1998
                            ----------------------------------------------

Income tax computed at
   statutory rate           $  17,582,080    $  15,321,185   $  12,268,326
Increase (decrease) in
   taxes resulting from:
      Tax-exempt interest      (2,640,938)      (2,095,576)     (1,559,067)
      Other                       295,398          138,897         (30,970)
                            ----------------------------------------------
Income tax expense          $  15,236,540    $  13,364,506   $  10,678,289
                            ==============================================

                               Triad Guaranty Inc.

6. FEDERAL INCOME TAXES  (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                          2000              1999
                                      --------------------------------
Deferred tax liabilities
Statutory contingency reserve         $    51,025,055  $    37,382,052
Deferred policy acquisition costs           7,985,398        6,967,407
Unrealized investment gain                  1,262,863                -
Other                                       2,859,749        2,131,148
                                      --------------------------------
Total deferred tax liabilities             63,133,065       46,480,607

Deferred tax assets
Exercise of employee stock options          1,176,185        1,046,418
Unearned premiums                             535,471          514,658
Capital loss carryforward                     280,356          149,680
Losses and loss adjustment expenses           368,630          365,981
Unrealized investment loss                          -        2,546,666
Other                                         120,776          106,863
                                      --------------------------------
Total deferred tax assets                   2,481,418        4,730,266
                                      --------------------------------
Net deferred tax liability            $    60,651,647  $    41,750,341
                                      ================================

At December 31, 2000 and 1999, Triad was obligated to purchase approximately $537,000 and $726,000 respectively, of Tax and Loss Bonds.

                               Triad Guaranty Inc.

7. INSURANCE IN FORCE, DIVIDEND RESTRICTION AND STATUTORY RESULTS

Approximately 56% of Triad's net risk in force is concentrated in seven states including 12% in California, 10% in Illinois, 8% in Georgia, 8% in Florida, 8% in Texas, 6% in North Carolina, and 4% in Pennsylvania. While Triad continues to diversify its risk in force geographically, a prolonged recession in its high concentration areas could result in higher incurred losses and loss adjustment expenses for Triad.

Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at December 31, 2000 and 1999, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:

                                          2000               1999
                                    ----------------------------------

     Net risk                       $ 3,738,596,850    $ 3,218,850,073
                                    ==================================

     Statutory capital and surplus  $   101,045,355    $    94,602,027
     Contingency reserve                150,762,722        113,813,344
                                    ----------------------------------
     Total                          $   251,808,077    $   208,415,371
                                    ==================================
     Risk-to-capital ratio                14.8 to 1          15.4 to 1
                                    ==================================

Triad and its wholly-owned subsidiaries, Triad Guaranty Assurance Corporation and Triad Re Insurance Corporation are each required under their respective domiciliary states' insurance code to maintain a minimum level of statutory capital and surplus. Triad, an Illinois domiciled insurer, is required under the Illinois Insurance Code (the "Code") to maintain minimum statutory capital and surplus of $5,000,000.

The Code permits dividends to be paid only out of earned surplus, and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair market value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders, or (b) statutory net income for the calendar year preceding the date of the dividend. Consolidated net income as determined in accordance with statutory accounting practices was $47,830,174, $40,019,488, and $31,252,891 for the years ended December 31, 2000, 1999 and
1998, respectively. At December 31, 2000, the amount of the Company's equity that can be paid out in dividends to the stockholders is $17,329,427, which is the earned surplus of Triad on a statutory basis.

                               Triad Guaranty Inc.

7. INSURANCE IN FORCE, DIVIDEND RESTRICTION AND STATUTORY RESULTS (CONTINUED)

The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual will be effective January 1, 2001. The domiciliary states of Triad and its subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that Triad and its subsidiaries use to prepare their statutory-basis financial statements. Management believes the impact of these changes to Triad and its subsidiaries statutory-basis capital and surplus as of January 1, 2001 will not be significant.

8. RELATED PARTY TRANSACTIONS

The Company pays unconsolidated affiliated companies for management, investment, and other services. The total expense incurred for such items was $398,872, $353,432 and $336,143 in 2000, 1999, and 1998, respectively. In addition, the Company provides certain investment accounting, reporting and maintenance functions for an affiliate. Income earned during 2000, 1999, and 1998, respectively, for such services was $21,780, $17,444, and $12,309. Management believes that the income and expenses incurred for such services approximate costs that the Company and affiliates would have incurred if those services had been provided by unaffiliated third parties.

9. EMPLOYEE BENEFIT PLAN

Substantially all employees participate in the Company's 401(k) Profit Sharing Plan. Under the plan, employees elect to defer a portion of their wages, with the Company matching deferrals at the rate of 50% of the first 8% of the employee's salary deferred. The Company contributed $301,281, $281,728 and $225,797 for the years ended December 31, 2000, 1999, and 1998, respectively, to the plan.

10. REINSURANCE

Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceding agreements principally provide Triad with increased capacity to write business and achieve a more favorable geographic dispersion of risk.

                               Triad Guaranty Inc.

10. REINSURANCE (CONTINUED)

Reinsurance activity for the years ended December 31, 2000, 1999 and 1998, respectively is as follows:

                                    2000         1999           1998
                               --------------------------------------

     Earned premiums ceded     $ 4,930,445   $ 1,645,655   $ 1,098,515
     Losses ceded                  (25,009)        9,686        (3,198)
     Earned premiums assumed         9,106        13,866        15,500
     Losses assumed                  8,514        30,057        50,241


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

                               Triad Guaranty Inc.

11. LONG-TERM STOCK INCENTIVE PLAN (CONTINUED)

Information concerning the stock option plan is summarized below:

                                                                    Weighted-
                                    Number of       Option          Average
                                     Shares          Price      Exercise Price
                                   --------------------------------------------

1998
   Outstanding, beginning of year   1,175,247  $   4.58 - 38.27   $     9.39
   Granted                            126,675     22.50 - 49.08        42.52
   Exercised                          122,648      4.58 - 20.07         7.79
   Canceled                               667     14.81                14.81
   Outstanding, end of year         1,178,607      4.58 - 49.08        13.11
   Exercisable, end of year           934,027      4.58 - 49.08         9.05

1999
   Outstanding, beginning of year   1,178,607      4.58 - 49.08        13.11
   Granted                            204,840     17.00 - 23.24        22.05
   Exercised                           34,500      4.58 - 10.17         5.81
   Canceled                            14,500     17.88 - 38.27        30.86
   Outstanding, end of year         1,334,447      4.58 - 49.08        14.48
   Exercisable, end of year         1,069,218      4.58 - 49.08        11.72

2000
   Outstanding, beginning of year   1,334,447       4.58 - 49.08       14.48
   Granted                            193,875      18.56 - 28.00       26.91
   Exercised                           41,500       4.58 - 27.88       11.36
   Canceled                             2,100      17.00 - 41.94       23.19
   Outstanding, end of year         1,484,722       4.58 - 49.08       16.17
   Exercisable, end of year         1,257,142       4.58 - 49.08       14.41

                               Triad Guaranty Inc.

11. LONG-TERM STOCK INCENTIVE PLAN (CONTINUED)

Information concerning stock options outstanding and exercisable at December 31, 2000 is summarized below:


               Outstanding                             Exercisable
------------------------------------------------  ------------------------
                            Weighted-  Weighted-               Weighted-
                             Average    Average                  Average
 Number of                  Exercise   Remaining   Number of  Exercisable
  Shares     Option Price     Price       Life       Shares       Price
------------------------------------------------  -------------------------
   618,650  $ 4.58 -  8.92    $ 6.23      3.20       618,650      $ 6.23
   276,913   10.17 - 18.56     13.17      5.87       246,175       12.60
   469,984   20.07 - 28.00     24.07      7.96       288,392       22.80
    58,900   37.75 - 39.75     39.04      7.21        46,233       38.85
    60,275   41.94 - 49.08     48.16      7.08        57,692       48.44
 ---------                                         ---------
 1,484,722                                         1,257,142
 =========                                         =========


At December 31, 2000, 1,730,080 shares of the Company's common stock were reserved and 245,358 shares were available for issuance under the Plan.

The options issued under the Plan in 2000, 1999 and 1998 vest over three years. Certain of the options will immediately vest in the event of a change in control of the Company. Options granted under the Plan terminate no later than 10 years following the date of grant.

Pro forma information required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, has been estimated as if the Company had accounted for stock-based awards under the fair value method of that Statement. The fair value of options granted in 2000, 1999, and 1998 was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average input assumptions: risk-free interest rate of 5.3% for 2000, 6.5% for 1999 and 5.1% for 1998; dividend yield of 0.0%;
expected volatility of .42 for 2000, .42 for 1999 and .40 for 1998; and a weighted-average expected life of the option of seven years.

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

The following table summarizes the fair value of options granted in 2000, 1999, and 1998:

                                  Weighted-Average       Weighted-Average
                                   Exercise Price            Fair Value
        Type of Option         2000    1999     1998     2000   1999    1998
---------------------------- ------------------------   ----------------------

Stock Price = Exercise Price  $22.38  $17.49   $37.87   $8.17   $6.74  $13.42
Stock Price < Exercise Price  $27.95  $23.24   $49.08   $6.70   $5.96  $11.29


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for stock options been recognized using the fair value method on the grant date, net income and earnings per share on a pro forma basis would have been (in thousands, except for earnings per share information):

                                       2000          1999          1998
                                  ---------------------------------------

Net Income - as reported           $  34,998      $  30,410    $  24,374

Net Income - pro forma             $  34,107      $  29,675    $  23,779

Earnings per share - as reported:
   Basic                           $    2.63      $    2.28    $    1.83
   Diluted                         $    2.55      $    2.23    $    1.76

Earnings per share - pro forma:
   Basic                           $    2.56      $    2.23    $    1.78
   Diluted                         $    2.48      $    2.18    $    1.72

                               Triad Guaranty Inc.

12. LONG-TERM DEBT

In January 1998, the Company completed a $35 million private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs of $547,102, totaled $34,452,898. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

13. FAIR VALUE OF FINANCIAL INVESTMENTS

The carrying values and fair values of financial instruments as of December 31, 2000 and 1999 are summarized below:

                                   2000                          1999
                       -----------------------------  -------------------------
                          Carrying         Fair        Carrying       Fair
                            Value          Value         Value       Value
                        ----------------------------  -------------------------
Financial Assets
Fixed maturities
   available-for-sale   $ 203,924,652  $ 203,924,652  $ 164,579,416 $164,579,416
Equity securities
   available-for-sale      11,088,525     11,088,525     13,075,648   13,075,648

Financial Liabilities
Long-term debt             34,467,285     36,778,000     34,461,979   32,837,000

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

                               Triad Guaranty Inc.

14. Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands except per share data):

                                              2000 Quarter
                                --------------------------------------
                                  First     Second    Third    Fourth     Year
                                -----------------------------------------------

Net premiums written            $ 17,063  $ 17,718  $ 18,293 $ 18,808  $ 71,882
Earned premiums                   17,144    17,836    18,071   18,792    71,843
Net investment income              2,926     3,067     3,156    3,496    12,645
Net losses incurred                1,596     2,060     1,932    1,999     7,587
Underwriting and other expenses
                                   6,804     6,723     6,482    6,980    26,989
Net income                         8,652     8,486     9,484    8,376    34,998
Basic earnings per share            .65       .64       .71       .63      2.63
Diluted earnings per share          .63       .62       .69       .61      2.55

                                              1999 Quarter
                                ---------------------------------------
                                  First     Second    Third    Fourth     Year
                                -----------------------------------------------

Net premiums written            $ 14,846  $ 15,493  $ 16,635 $ 16,752  $ 63,726
Earned premiums                   14,986    15,461    16,505   17,018    63,970
Net investment income              2,449     2,637     2,657    2,802    10,545
Net losses incurred                2,915     1,355     1,519    1,322     7,111
Underwriting and other expenses
                                   5,961     6,182     6,253    6,400    24,796
Net income                         6,579     7,445     7,874    8,512    30,410
Basic earnings per share            .49       .56       .59       .64      2.28
Diluted earnings per share          .48       .55       .58       .62      2.23

                                   Schedule I
       Summary of Investments - Other Than Investments in Related Parties
                               Triad Guaranty Inc.
                                December 31, 2000

                                                                Amount at
                                                               Which Shown
                                     Amortized      Fair        in Balance
Type of Investment                      Cost        Value         Sheet
                                     --------------------------------------
                                             (dollars in thousands)
Fixed maturity securities,
 available-for-sale:
  Bonds:
     U.S. Government obligations..... $ 12,934     $ 13,238      $ 13,238
     Mortgage-backed securities......      933          981           981
     State and municipal bonds.......  139,926      143,722       143,722
     Corporate bonds.................   46,832       44,877        44,877
     Public utilities................    1,155        1,106         1,106
                                      --------     --------      --------
    Total                              201,780      203,924       203,924
                                      --------     --------      --------
Equity securities,
  available-for-sale:
   Common stocks:
       Public utilities..............      105           59            59
       Bank, Trust, and Insurance....    1,076        1,844         1,844
       Industrial & miscellaneous....    2,028        2,996         2,996
   Preferred Stock ..................    6,422        6,190         6,190
                                      --------     --------      --------
    Total............................    9,631       11,089        11,089
                                      --------     --------      --------
Short-term investments...............   17,012       17,012        17,012
                                      --------     --------      --------
Total investments other than
 investments in related parties...... $228,423     $232,025      $232,025
                                      ========     ========      ========

           Schedule II - Condensed Financial Information of Registrant
                            Condensed Balance Sheets
                               Triad Guaranty Inc.
                                (Parent Company)
                                                        December 31
                                                     2000         1999
                                                    ----         ----
                                                  (dollars in thousands)
 Assets:

    Fixed maturities, available-for-sale.......   $  6,563    $  6,511
    Notes receivable from subsidiary...........     25,000      25,000
    Investment in subsidiaries.................    200,952     158,499
    Cash and short-term investments............      1,302       1,433
    Accrued investment income..................      1,221       1,206
    Deferred income taxes......................        389         230
    Other assets...............................        216        -
                                                  --------     -------
    Total assets...............................   $235,643    $192,879
                                                  ========    ========

 Liabilities and stockholders' equity:
  Liabilities:
    Current taxes payable......................   $     70    $     70
    Long-term debt.............................     34,467      34,462
    Accrued interest on long-term debt.........      1,275       1,275
                                                  --------     -------
    Total liabilities..........................     35,812      35,807
 Stockholders' equity:
    Common stock...............................        134         133
    Additional paid-in capital.................     62,723      61,972
    Accumulated other comprehensive income.....      2,351      (4,724)
     Deferred compensation.....................       (135)        (69)

    Retained earnings..........................    134,758      99,760
                                                  --------    --------
 Total stockholders' equity....................    199,831     157,072
                                                  --------    --------
 Total liabilities and stockholders' equity....   $235,643    $192,879
                                                  ========    ========

                  See notes to condensed financial statements.

           Schedule II - Condensed Financial Information of Registrant
                         Condensed Statements of Income
                               Triad Guaranty Inc.
                                (Parent Company)


                                                 Year Ended December 31
                                             ------------------------------
                                               2000       1999         1998
                                               ----       ----         ----
                                                 (dollars in thousands)
 Revenues:
    Net investment income................... $ 2,908     $ 2,875     $ 2,787
    Realized investment gains...............    (373)       (124)         14
                                             -------     -------     -------
                                               2,535       2,751       2,801
                                             -------     -------     -------
 Expenses:
    Interest on long-term debt..............   2,770       2,780       2,554
    Operating expenses......................      90          35           5
                                             -------     -------     -------
                                               2,860       2,815       2,559
                                             -------     -------     -------
 Income (loss) before federal
     income taxes and equity in
     undistributed income of subsidiaries...    (325)        (64)        242

 Income Taxes:
    Current.................................         -        24          38
    Deferred................................    (129)        (46)         42
                                             -------     -------     -------
                                                (129)        (22)         80
                                             -------     -------     -------
  Income (loss) before equity
     in undistributed income of
     subsidiaries...........................    (196)        (42)        162

 Equity in undistributed income
     of subsidiaries........................  35,194      30,452      24,213
                                             -------     -------     -------
 Net income................................. $34,998     $30,410     $24,375
                                             =======     =======     =======

                  See notes to condensed financial statements.

           Schedule II - Condensed Financial Information of Registrant
                       Condensed Statements of Cash Flows
                               Triad Guaranty Inc.
                                (Parent Company)

                                                      Year Ended December 31
                                                      -----------------------
                                                       2000     1999     1998
                                                       ----     ----     ----
 OPERATING ACTIVITIES                                   (dollars in thousands)
   Net income........................................ $34,998  $30,410  $24,375
   Adjustments to reconcile net income to net cash
    (used in)  provided  by operating activities:
    Equity in undistributed income of subsidiaries... (35,194) (30,452) (24,213)
    Accrued investment income........................     (15)      19   (1,225)
    Other assets.....................................    (216)       -       56
    Deferred income taxes............................    (129)     (46)      42
    Current tax payable..............................       -       25       42
    Accrued interest on long-term debt...............       -        -    1,275
    Accretion of discount on investments.............     (60)     (86)    (130)
    Amortization of deferred compensation............      85       34        -
    Amortization of debt issue costs.................       5        5        4
    Realized investment loss (gain) on securities....     373      124      (14)
    Accrued expenses and other liabilities...........       -      (25)     (10)
                                                      -------  -------- -------
   Net cash (used in) provided by operating
         activities..................................    (153)       8      202

 INVESTING ACTIVITIES
   Securities available-for-sale:
    Fixed maturities:
          Purchases..................................  (2,951)  (3,682) (13,909)
          Sales......................................   2,501    6,282    4,276
    Equity securities:
          Purchases..................................       -        -     (300)
          Sales......................................       -      284        -
    Issuance of Surplus Note to subsidiary...........       -        -  (25,000)
                                                      -------  -------  -------
   Net cash (used in) provided by investing
         activities..................................    (450)   2,884  (34,933)

 FINANCING ACTIVITIES

    Proceeds from issuance of long-term debt.........      -         -   34,453
    Proceeds from exercise of stock options..........     472      200      956
    Retirement of common stock.......................       -   (2,602)    (297)
                                                       -------  ------   ------
   Net cash provided by (used in) financing
         activities..................................     472   (2,402)  35,112
                                                      -------  -------   ------
   Increase in cash and short-term investments.......    (131)     490      381
   Cash and short-term investments at
        beginning of year............................   1,433      943      562
                                                      -------  -------  -------
   Cash and short-term investments at end of year.... $ 1,302  $ 1,433  $   943
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

NOTE 3

         The amortized cost and the fair value of investments held by the parent company are as follows (dollars in thousands):

                                                  Gross       Gross
                                   Amortized    Unrealized  Unrealized   Fair
                                      Cost        Gains       Losses     Value
                                   -------------------------------------------
At December 31, 2000
Available-for-sale securities:
   Fixed maturity securities:
      Corporate                       $7,292       $93        $822      $6,563
                                   -------------------------------------------
   Total                               7,292        93         822       6,563
      Equity Securities                    -         -           -           -
                                   -------------------------------------------
   Total                              $7,292       $93        $822      $6,563
                                   ===========================================



                                                  Gross       Gross
                                   Amortized    Unrealized  Unrealized   Fair
                                      Cost        Gains       Losses     Value
                                   -------------------------------------------
At December 31, 1999
Available-for-sale securities:
   Fixed maturity securities:
      Corporate                       $7,155       $22        $666      $6,511
                                   -------------------------------------------
   Total                               7,155        22         666       6,511
                                   ------------------------------------------
      Equity Securities                    -         -           -           -
                                   -------------------------------------------
   Total                              $7,155       $22        $666      $6,511
                                   ===========================================

           Schedule II - Condensed Financial Information of Registrant
                               Triad Guaranty Inc.
                                (Parent Company)
                               Supplementary Notes


NOTE 3 (CONTINUED)

Major categories of the parent company's investment income are summarized as follows (dollars in thousands):


                                          Year ended December 31
                                         2000      1999       1998
                                       ----------------------------
Income:
   Fixed maturities                    $  664     $  645     $  679
   Equity securities                        -         18         17
   Cash and short-term investments         55         42         71
   Note receivable from subsidiary      2,225      2,225      2,052
                                       ----------------------------
                                        2,944      2,930      2,819
Expenses                                   36         55         32
                                       ----------------------------
Net investment income                  $2,908     $2,875     $2,787
                                       ============================


NOTE 4

     In January of 1998, the Company completed a $35 million private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs of $547,102, totaled $34,452,898. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

                            Schedule IV - Reinsurance

                               Triad Guaranty Inc.
                        Mortgage Insurance Premium Earned
                  Years Ended December 31, 2000, 1999 and 1998



                             Ceded To     Assumed                Percentage of
                 Gross        Other      From Other     Net      Amount Assumed
                 Amount     Companies    Companies     Amount         to Net
                ---------------------------------------------------------------
                                (dollars in thousands)
 2000........   $76,764      $4,930          $9        $71,843        0.0%
                =======      ======         ===        =======

 1999........   $65,602      $1,646         $14        $63,970        0.0%
                =======      ======         ===        =======

 1998........   $53,905      $1,099         $16        $52,822        0.0%
                =======      ======         ===        =======