Form 10-Q
period 2001-03-31
TRIAD GUARANTY INC
filed 2001-05-15
CIK 911631

FORM 10-Q
                           ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of May 1, 2001:
13,358,610 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                           Page
                                                                          Number
Part I. Financial Information:                                            ------

Item 1. Financial Statements:

   Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
       and December 31, 2000................................................. 3

   Consolidated Income Statements for the Three Month
       Periods Ended March 31, 2001 and 2000 (Unaudited)..................... 4

   Consolidated Statements of Cash Flow for the Three Month
       Periods Ended March 31, 2001 and 2000 (Unaudited)....................  5

   Notes to Consolidated Financial Statements................................ 6

Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations................................................. 9

Part II. Other Information:

Item 6. Exhibits and Reports on Form 8-K.....................................15

   Signatures................................................................15

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                              March 31,    December 31,
                                                                2001           2000
                                                            ------------   ------------
Assets
Invested assets:
Fixed maturities, available-for-sale, at fair value ....... $221,510,903   $203,924,652
Equity securities, available-for-sale, at fair value.......   11,417,024     11,088,525
Short-term investments.....................................   12,481,567     17,012,080
                                                            ------------   ------------
                                                             245,409,494    232,025,257

Cash.......................................................      383,136      1,512,578
Real estate................................................      428,866         99,482
Accrued investment income..................................    3,135,560      2,896,977
Deferred policy acquisition costs..........................   23,684,688     22,815,422
Prepaid federal income taxes ..............................   49,954,666     49,374,666
Property and equipment.....................................   10,039,636      9,234,757
Reinsurance recoverable....................................      739,447          5,587
Other assets...............................................   10,098,961     10,411,877
                                                            ------------   ------------
Total assets............................................... $343,874,454   $328,376,603
                                                            ============   ============
Liabilities and stockholders' equity Liabilities:
    Losses and loss adjustment expenses.................... $ 16,060,386   $ 14,986,988
    Unearned premiums......................................    7,072,618      6,933,259
    Amounts payable to reinsurer ..........................      739,669      1,288,712
    Current taxes payable..................................       85,061         85,062
    Deferred income taxes..................................   66,048,633     60,651,647
    Unearned ceding commission.............................    3,184,146      1,481,691
    Long-term debt.........................................   34,468,680     34,467,285
    Accrued interest on debt...............................      583,722      1,274,972
    Accrued expenses and other liabilities.................    4,044,168      7,375,503
                                                            ------------   ------------
Total liabilities..........................................  132,287,083    128,545,119
Commitments and contingent liabilities - Note 4
Stockholders' equity:
    Preferred stock, par value $.01 per share ---
      authorized 1,000,000 shares; no shares issued
      and outstanding......................................         ---            ---
    Common stock, par value $.01 per share ---
      authorized 32,000,000 shares; issued and
      outstanding 13,356,610 shares at March 31, 2001
      and 13,351,694 at December 31, 2000..................      133,566        133,517
    Additional paid-in capital.............................   62,848,965     62,723,667
    Accumulated other comprehensive income, net of
      income tax liability of $1,683,421 at March 31,
      2001 and $1,262,863 at December  31, 2000............    3,132,101      2,351,065
    Deferred compensation..................................    (205,947)       (135,041)
    Retained earnings......................................  145,678,686    134,758,276
                                                            ------------   ------------
Total stockholders' equity.................................  211,587,371    199,831,484
                                                            ------------   ------------
Total liabilities and stockholders' equity................. $343,874,454   $328,376,603
                                                            ============   ============

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                            Three Months Ended
                                                                 March 31
                                                        ---------------------------
                                                           2001           2000
Revenue:
Premiums written:
   Direct............................................   $21,792,862     $18,007,841
   Assumed...........................................         1,685           3,840
   Ceded.............................................    (1,982,804)       (948,409)
                                                       ------------     -----------
Net premiums written.................................    19,811,743      17,063,272
Change in unearned premiums..........................      (128,835)         81,176
                                                       ------------     -----------
Earned premiums......................................    19,682,908      17,144,448
Net investment income................................     3,476,665       2,925,993
Realized investment gains............................       451,767         777,881
Other income.........................................     1,867,000           5,740
                                                       ------------     -----------
                                                         25,478,340      20,854,062
Losses and expenses:
Losses and loss adjustment expenses..................     2,199,449       1,570,781
Reinsurance recoveries...............................         3,599          25,357
                                                       ------------     -----------
Net losses and loss adjustment expenses..............     2,203,048       1,596,138
Interest expense on debt.............................       692,645         692,538
Amortization of deferred policy acquisition costs....     2,334,277       2,000,147
Other operating expenses (net).......................     4,351,504       4,111,183
                                                       ------------     -----------
                                                          9,581,474       8,400,006
                                                       -------------    ------------
Income before income taxes...........................    15,896,866      12,454,056
Income taxes:
   Current...........................................            28              --
   Deferred..........................................     4,976,428       3,802,540
                                                       ------------     -----------
                                                          4,976,456       3,802,540
                                                       ------------     -----------
Net income...........................................  $ 10,920,410     $ 8,651,516
                                                       ============     ===========

Earnings per common and common equivalent share:
   Basic.............................................     $ .82            $ .65
                                                       ============     ===========
    Diluted...........................................    $ .79            $ .63
                                                       ============     ===========

Shares used in computing earnings per common
   and common equivalent share:
   Basic............................................     13,354,873      13,309,961
                                                       ============     ===========
   Diluted..........................................     13,830,431      13,655,901
                                                       ============     ===========


                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31
                                                             ---------------------------
                                                               2001              2000
Operating activities

Net income.................................................  $10,920,410     $ 8,651,516
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Loss and unearned premium reserves......................    1,212,757        (370,463)
   Accrued expenses and other liabilities..................   (3,331,335)     (3,334,844)
   Current taxes payable...................................           (1)              --
   Amounts due to/from reinsurer...........................   (1,293,428)         (1,660)
   Accrued investment income...............................     (238,583)       (301,927)
   Policy acquisition costs deferred.......................   (3,203,544)     (2,790,930)
   Amortization of policy acquisition costs................    2,334,277       2,000,147
   Net realized investment gains ..........................     (451,767)       (777,881)
   Provision for depreciation..............................      517,955         184,045
   Accretion of discount on investments....................     (632,486)       (262,067)
   Deferred income taxes...................................    4,976,428       3,802,540
   Prepaid federal income tax..............................     (580,000)     (1,146,000)
   Unearned ceding commission..............................    1,702,455         (42,099)
   Real estate acquired in claim settlement................     (329,384)             --
   Accrued interest on debt................................     (691,250)       (691,250)
   Other assets............................................      323,441         119,213
   Other operating activities..............................       25,323          22,506
                                                             -----------     -----------
Net cash provided by operating activities..................   11,261,268       5,060,846
Investing activities
  Securities available-for-sale:
    Purchases - fixed maturities...........................  (26,251,653)    (11,741,828)
    Sales - fixed maturities...............................   10,735,307       3,377,678
    Purchases - equities...................................   (1,511,816)       (603,291)
    Sales - equities.......................................    1,404,926       1,187,739
  Purchase of property and equipment.......................   (1,322,834)     (1,034,173)
                                                             -----------     -----------
Net cash used in investing activities......................  (16,946,070)     (8,813,875)

Financing activities
Proceeds from exercise of stock options....................       24,847          45,375
                                                             -----------     -----------
Net cash provided by financing activities..................       24,847          45,375
                                                             -----------     -----------
Net change in cash and short-term investments..............   (5,659,955)     (3,707,654)
Cash and short-term investments at beginning of period.....   18,524,658      14,124,219
                                                             -----------     -----------
Cash and short-term investments at end of period...........  $12,864,703     $10,416,565
                                                             ===========     ===========

Supplemental schedule of cash flow information:
 Cash paid during the period for:
    Income taxes and United States Mortgage Guaranty Tax
       and Loss Bonds......................................  $   580,028     $ 1,146,000
    Interest...............................................  $ 1,382,500     $ 1,382,500

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


NOTE  2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on form 10-K for the year ended December 31, 2000.


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

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

     INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at March 31, 2001 and December 31, 2000, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:

                                     March 31,             December 31,
                                       2001                    2000

Net risk........................   $3,878,129,205         $3,738,596,850
                                   ==============         ==============
Statutory capital and surplus...     $ 99,136,694          $ 101,045,355
Statutory contingency reserve...      160,966,961            150,762,722
                                   --------------         --------------
Total...........................     $260,103,655          $ 251,808,077
                                   ==============         ==============
Risk-to-capital ratio...........        14.9-to-1              14.8-to-1
                                   ==============         ==============


     Triad and its wholly-owned subsidiaries, Triad Guaranty Assurance Corporation and Triad Re Insurance Corporation, are each required under their respective domiciliary states' insurance code to maintain a minimum level of statutory capital and surplus. Triad, an Illinois domiciled insurer, is required under the Illinois Insurance Code (the "Code") to maintain minimum statutory capital and surplus of $5,000,000. The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders, or (b) statutory net income for the calendar year preceding the date of the dividend.

     Net income as determined in accordance with statutory accounting practices was $15,182,103 for the three months ended March 31, 2001 and $47,830,174 for the year ended December 31, 2000.

     At March 31, 2001 and December 31, 2000, the amount of Triad's equity that could be paid out in dividends to stockholders was $15,420,766 and $17,329,427, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


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


NOTE 6 - - COMPREHENSIVE INCOME

     Comprehensive income is divided into net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three month periods ended March 31, 2001 and 2000, the Company's comprehensive income was $11.7 million and $9.7 million, respectively.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

     Net income for the first three months of 2001 increased 26.2% to $10.9 million compared to $8.7 million for the first three months of 2000. This improvement is attributable primarily to a 14.8% increase in earned premiums, an 18.8% increase in net investment income, and nonrecurring income of approximately $1.9 million related to an incentive payment received due to the voluntary cancellation of an excess of loss reinsurance contract.

     Net income per share on a diluted basis increased 24.6% to $0.79 for the first three months of 2001 compared to $0.63 per share for the first three months of 2000. Operating earnings per share were $0.77 for the first quarter of 2001 compared to $0.60 for the first quarter of 2000. For the first quarter of 2001, operating earnings per share includes $0.09 attributable to the nonrecurring income related to the cancellation of the reinsurance contract. Operating earnings exclude net realized investment gains of approximately $452,000 and $778,000 in the first three months of 2001 and 2000, respectively.

     Net new insurance written was $2.4 billion for the first three months of 2001 as compared to $749 million for the first three months of 2000, an increase of 227%. Net new insurance written in the first quarter of 2001 included approximately $1.4 billion of traditional flow production and approximately $1.0 billion related to a structured bulk transaction. The Company also produced approximately $181 million of new insurance written on seasoned loans in the first quarter of 2001 as compared to approximately $22 million in the same period of 2000. The increase in new insurance written from traditional flow production was primarily the result of new and expanding relationships with national lenders and a lower interest rate environment which increased refinance activity. According to industry data, Triad's national market share of net primary new insurance written, which excludes $1.0 billion in new production associated with Triad's bulk transaction in the first quarter of 2001, was 2.9% for the first three months of 2001 compared to 2.3% for the first three months of 2000. Total direct insurance in force reached $16.9 billion at March 31, 2001, compared to $13.4 billion at March 31, 2000, an increase of 26.1%.

     Total direct premiums written were $21.8 million for the first three months of 2001, an increase of 21.0% compared to $18.0 million for the first three months of 2000. Net premiums written increased by 16.1% to $19.8 million in the first three months of 2001 compared to $17.1 million for the same period of 2000. Earned premiums increased 14.8% to $19.7 million for the first three months of 2001 from $17.1 million for the first three months of 2000. This growth in written and earned premiums resulted from both new insurance written and strong growth in insurance in force. Growth in written premium was offset somewhat by the increase in ceded premium written. Driven primarily by increases in risk-sharing arrangements and excess of loss reinsurance, ceded premium written increased 109% to $2.0 million for the first three months of 2001

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


compared to $950,000 for the first three months of 2000. Approximately 28% of new insurance written (52% excluding the bulk transaction) during the first quarter of 2001 is subject to captive mortgage reinsurance and other risk-sharing arrangements compared to 42% of new insurance written in the first quarter of 2000. Management anticipates ceded premiums will continue to increase as a result of the expected increase in risk-sharing programs.

     Refinance activity was 18.1% of new insurance written (33.6% excluding the bulk transaction) in the first quarter of 2001 compared to 12.7% of insurance written in the first quarter of 2000, reflecting the decline in mortgage interest rates. Persistency, or the amount of insurance in force remaining from one year prior, was 81.4% at March 31, 2001, compared to 82.6% at December 31, 2000, and 82.5% at March 31, 2000. Sales under the Company's monthly premium plan represented 98.6% of new insurance written (97.4% excluding the bulk transaction) in the first quarter of 2001 compared to 93.8% in the same period of 2000.

     Net investment income for the first three months of 2001 was $3.5 million, an 18.8% increase over $2.9 million in the first three months of 2000. This increase in investment income is the result of growth in the average book value of invested assets by $44.0 million to $234.3 million at March 31, 2001, from $190.3 million at March 31, 2000. The growth in invested assets is attributable to normal operating cash flow. The pre-tax yield on average invested assets increased slightly to 5.9% for the first three months of 2001, as compared to 5.8% for the first three months of 2000. The portfolio's tax-equivalent yield was 8.1% for the first quarter of 2001 versus 7.7% for the first quarter of 2000. Based on amortized cost, approximately 69% and 70% of the Company's fixed maturity portfolio at March 31, 2001 and 2000, respectively, was composed of state and municipal tax-preferred securities.

     In the first quarter of 2001 the Company recognized a nonrecurring incentive payment of approximately $1.9 million related to the voluntary cancellation of an excess of loss reinsurance contract maintained by the Company with a non-affiliated reinsurer. This payment is accounted for as other income. Also, in the first quarter of 2001 the Company entered into a new agreement with a non-affiliated reinsurer to provide excess of loss reinsurance coverage under terms similar to the cancelled agreement.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 38.0% in the first quarter of 2001 to $2.2 million compared to $1.6 million for the same period of 2000. This increase reflects the growing amount of the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its highest claim frequency years.

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 11.2% for the first quarter of 2001 as compared to 9.3% for the first

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


quarter of 2000 and 10.6% for all of 2000. The Company's favorable loss ratio reflects the low level of delinquencies compared to the number of insured loans and the fact that as of March 31, 2001, approximately 74% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

     Amortization of deferred policy acquisition costs increased by 16.7% to $2.3 million in the first three months of 2001 compared to $2.0 million for the first three months of 2000. The increase in amortization reflects both a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force and higher cancellations due to refinance activity in the first quarter of 2001.

     Other operating expenses increased 5.8% to $4.4 million for the first quarter of 2001 compared to $4.1 million for the same period in 2000. This increase in expenses is primarily attributable to personnel, technology amortization and equipment costs required to support the Company's product development, system enhancements, and geographic expansion. The expense ratio (ratio of underwriting expenses to net premiums written) for the first quarter of 2001 was 33.7% compared to 35.8% for the first quarter of 2000 and 33.7% for all of 2000.

     The effective tax rate for the first three months of 2001 was 31.3% as compared to 30.5% for the first three months of 2000. Management expects the Company's effective tax rate to remain about the same as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and taxes.

     The Company generated positive cash flow from operating activities for the first quarter of 2001 of $11.3 million compared to $5.1 million for the same period of 2000. The increase in Triad's operating cash flow reflects increases in premiums and investment income, nonrecurring income related to the cancellation of the excess of loss reinsurance contract, and a decrease in paid losses that more than offset the increase in operating expenses.

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

     Consolidated invested assets were $245.4 million at March 31, 2001, compared to $232.0 million at December 31, 2000. Fixed maturity securities and equity securities classified as available-for-sale totaled $232.9 million at March 31, 2001. Net unrealized investment gains were $1.1 million on equity securities and $3.7 million on fixed maturity securities at March 31, 2001. Based on fair value, the fixed maturity portfolio consisted of approximately 69% municipal securities, 24% corporate securities, 6% U.S. government obligations, and 1% mortgage-backed bonds at March 31, 2001.

     The Company's loss reserves were $16.1 million at March 31, 2001, compared to $15.0 million at December 31, 2000. This growth is the result of the increases in new insurance written and the maturing of the Company's risk in force. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The Company's delinquency ratio, the ratio of delinquent insured loans to total insured loans, was 0.65% at March 31, 2001, compared to 0.60% at December 31, 2000.

     Total stockholders' equity increased to $211.6 million at March 31, 2001, from $199.8 million at December 31, 2000. This increase resulted primarily from net income of $10.9 million for the first quarter of 2001 and net unrealized gains and losses on invested assets classified as available-for-sale of $781,000 (net of income tax).

     Triad's total statutory policyholders' surplus decreased to $99.1 million at March 31, 2001, from $101.0 million at December 31, 2000. Triad's statutory earned surplus decreased to $15.4 million at March 31, 2001 from $17.3 million at December 31, 2000. The decrease in Triad's statutory policyholders' surplus and statutory earned surplus resulted from the adoption of new statutory accounting principles that went into effect on January 1, 2001. Absent the adoption of these new principles, total statutory policyholders surplus would have increased to $105.7 million at March 31, 2001, and statutory earned surplus

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED


would have increased to approximately $22.0 million at March 31, 2001, both resulting from increases in statutory net income greater than increases in the statutory contingency reserve. The balance in the statutory contingency reserve was $161.0 million at March 31, 2001, compared to $150.8 million at December 31, 2000.

     Triad's ability to write insurance depends on the maintenance of its claims-paying ability ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of March 31, 2001, Triad's risk-to-capital ratio was 14.9-to-1, as compared to 14.8-to-1 at December 31, 2000, and 13.5-to-1 for the industry as a whole at December 31, 1999, the latest industry data available.

     During the first quarter of 2001, Triad received its initial financial strength rating of Aa3 from Moody's Investors Service. Triad is also rated "AA" by both Standard & Poor's Rating Services and Fitch, Inc.

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

ITEM 6.                A.  EXHIBITS - None

                       B.  REPORTS ON FORM 8-K - None









                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TRIAD GUARANTY INC.


Date: May 14, 2001
                                         /s/ Michael R. Oswalt
                                         -----------------------
                                         Michael R. Oswalt
                                         Senior Vice President and Controller,
                                         Principal Accounting Officer