Form 10-K/A
period 2000-12-31
TRIAD GUARANTY INC
filed 2001-06-22
CIK 911631

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

               The Financial Statement of Triad Guaranty Inc. 401(k)Profit Sharing Plan, together with the report thereon of Ernst & Young LLP, consisting of:

               Report of Independent Auditors

               Statements of Net Assets Available for Benefits (Modified Cash Basis)

               Statement of Changes in Net Asset Available for Benefits (Modified Cash Basis)

               Notes to Financial Statements

               Schedule of Assets (Held at end of Year)(Modified Cash Basis)

            3. EXHIBITS

               23.2 Consent of Ernst & Young LLP

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized on the 22nd day of June 2001.

                                           TRIAD GUARANTY INC.





                                           By:/s/Michael R. Oswalt
                                           -----------------------
                                           Michael R. Oswalt
                                           Senior Vice President and Controller
                                           Principal Accounting Officer

                 FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
                             (MODIFIED CASH BASIS)

                 TRIAD GUARANTY INC. 401(K) PROFIT-SHARING PLAN

   DECEMBER 31, 2000 AND 1999 AND YEAR ENDED DECEMBER 31, 2000 WITH REPORT OF
                              INDEPENDENT AUDITORS

                               Triad Guaranty Inc.
                           401(k) Profit-Sharing Plan

                 Financial Statements and Supplemental Schedule
                              (Modified Cash Basis)

           December 31, 2000 and 1999 and year ended December 31, 2000



                                    Contents

Report of Independent Auditors................................................1

Financial Statements

Statements of Net Assets Available for Benefits (Modified Cash Basis).........2
Statement of Changes in Net Assets Available for Benefits
 (Modified Cash Basis)........................................................3
Notes to Financial Statements ................................................4

Supplemental Schedule

Schedule of Assets (Held at End of Year) (Modified Cash Basis)...............10

                         REPORT OF INDEPENDENT AUDITORS


Plan Administrator of the Triad Guaranty Inc.
    401(k) Profit-Sharing Plan

We have audited the accompanying statements of net assets available for benefits (modified cash basis) of the Triad Guaranty Inc. 401(k) Profit-Sharing Plan as of December 31, 2000 and 1999, and the related statement of changes in net assets available for benefits (modified cash basis) for the year ended December 31, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, information regarding the Plan's net assets available for benefits (modified cash basis) as of December 31, 2000 and 1999, and changes therein (modified cash basis) for the year ended December 31, 2000, on the basis of accounting described in Note 2.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule (modified cash basis) of assets (held at end of year) as of December 31, 2000 is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule is the responsibility of the Plan's management. The supplemental schedule (modified cash basis) has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                  ERNST & YOUNG LLP

May 31, 2001
Greensboro, North Carolina

                               Triad Guaranty Inc.
                           401(k) Profit-Sharing Plan

                 Statements of Net Assets Available for Benefits
                              (Modified Cash Basis)


                                                     December 31
                                                2000             1999
                                            -----------------------------
Assets
Investments, at fair value                  $ 6,064,571     $  4,546,891
Non-interest bearing cash                             -           25,853
                                            -----------------------------
Net assets available for benefits           $ 6,064,571     $  4,572,744
                                            =============================


See notes to financial statements.

                               Triad Guaranty Inc.
                           401(k) Profit-Sharing Plan

            Statement of Changes in Net Assets Available for Benefits
                              (Modified Cash Basis)

                          Year ended December 31, 2000



Additions:
   Investment income:
     Net appreciation in fair value of investments       $   921,419
     Interest and dividends                                  147,198
                                                         ------------
                                                           1,068,617

   Contributions:
     Participants                                            759,568
     Employer                                                314,527
                                                         ------------
                                                           1,074,095
                                                         ------------
Total additions                                            2,142,712

Deductions:
   Benefits paid to participants                             650,885
                                                         ------------
Net increase                                               1,491,827

Net assets available for benefits:
   Beginning of year                                       4,572,744
                                                         ------------
   End of year                                           $ 6,064,571
                                                         ============


See notes to financial statements.

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                          NOTES TO FINANCIAL STATEMENTS
                              (MODIFIED CASH BASIS)

                                DECEMBER 31, 2000


1. DESCRIPTION OF PLAN

The following description of the Triad Guaranty Inc. 401(k) Profit-Sharing Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

GENERAL

The Plan is a salary deferral 401(k) defined contribution plan covering all employees of Triad Guaranty Inc. and its subsidiaries (the "Company" or the "Plan Sponsor") who have at least six months of service for the period January 1, 2000 through September 1, 2000 and three months of service beginning September 1, 2000. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan became effective November 1, 1993.

On September 1, 2000, the Company amended and restated the Plan due to the change in trustee to Merrill Lynch. The other significant change in the Plan was a change in investment options available to participants.

CONTRIBUTIONS

Each year, participants may contribute up to 15% of their annual compensation, as defined in the Plan. However, these elective deferral contributions may not exceed the dollar limitation contained in Section 402(g) of the Internal Revenue Code. Participants may also contribute amounts representing distributions from other qualified defined benefit or defined contribution plans. In accordance with the Plan provisions, the Company may match the participant's elective deferral contribution. The discretionary percentage matched is determined by the Plan sponsor. Additional amounts may be contributed at the option of the Plan sponsor.

FORFEITURES

Forfeitures of matching contributions of $9,111 and $4,810 for 2000 and 1999 were used to reduce employer contributions.

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

PARTICIPANTS LOANS

Participants may borrow from their fund accounts a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50% of their vested account balance. Loan terms range from 1-5 years or up to 15 years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined quarterly by the plan administrator. Principal and interest are paid ratably through monthly payroll deductions.

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

2. SUMMARY OF ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The financial statements of the Plan are prepared under the modified cash method of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States. Under this basis, investments are recorded at fair value, contributions are recorded when received and benefits are recorded when paid.

INVESTMENT VALUATION

The Plan's investments are stated at fair value. The shares of the registered investment companies are valued at quoted market prices, which represent the net asset values of shares held by the Plan at year-end. Marketable securities are stated at fair value. The participant loans are valued at their outstanding balances, which approximate their fair value.

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

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (MODIFIED CASH BASIS)




3. INVESTMENTS

The Plan's investments are held by a bank administered trust fund. Investments that represent 5 percent or more of the Plan's net assets as of December 31 are as follows:

                                                   2000           1999
                                              -----------------------------
 Investments at fair value as determined
    by quoted market price:
      Oppenheimer Income & Growth Fund         $        -    $    513,227
      Oppenheimer Global Fund                           -         271,581
      Fidelity Growth & Income Fund                     -         876,447
      Triad Guaranty Inc. Stock Fund            3,944,089       2,761,782
      Davis New York Venture Fund                 888,512               -
      Alger Capital Appreciation Portfolio        537,345               -
      Federated International Equity Fund         462,282               -

During 2000, the Plan's investments (including investments bought and sold, as well as held during the period) appreciated (depreciated) in value as follows:

                                             Net Appreciation
                                             Depreciation) in
                                             Fair Value During
                                                    Year
                                            -----------------

     Triad Guaranty Inc. Stock Fund            $  1,245,947
     Mutual Funds                                  (324,528)
                                            -----------------
                                            -----------------
                                               $    921,419
                                            =================

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

5. INCOME TAX STATUS

The Plan received an opinion letter from the Internal Revenue Service dated May 23, 1994, stating that the written form of the underlying prototype plan document is qualified under Section 401(a) of the Internal Revenue Code (the "Code"), and that any employer adopting this form of the Plan will be considered to have a plan qualified under Section 401(a) of the Code. Therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan
Administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax exempt.

                              SUPPLEMENTAL SCHEDULE

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN
                                 EIN: 56-1838519
                                PLAN NUMBER: 001
                               SCHEDULE H, LINE 4I

                    SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                              (MODIFIED CASH BASIS)

                                DECEMBER 31, 2000







                                                    (c)
                                                Description
                                               of Investment,
                                             Including Maturity
                                                 Date, Rate
                     (b)                        of Interest,              (e)
          Identity of Issue, Borrower,         Collateral, Par          Current
 (a)       Lessor or Similar Party            or Maturity Value          Value
----- -------------------------------------- ---------------------  -----------

  *    Triad Guaranty Inc. Common Stock      119,046 shares         $ 3,944,089
       Davis New York Venture Fund            30,910 shares             888,512
       Dreyfus Founders Discovery Fund           68 shares                2,354
       Alger Capital Appreciation Portfolio   48,568 shares             537,345
       PIMCO Total Return Fund                11,696 shares             121,534
       Federated International Equity Fund    21,823 shares             462,282
       Merrill Lynch Retirement Reserves      90,267 shares              90,267

       Loans                                  Various maturities
                                              with rates ranging
                                              from 8.75% to 10.50%       18,188
                                                                    -----------
                                                                    $ 6,064,571
                                                                    ===========
*  Indicates party in interest to the Plan

Note: Cost information has not been included because all investments are participant directed.