Form 10-Q
period 2001-06-30
TRIAD GUARANTY INC
filed 2001-08-14
CIK 911631

FORM 10-Q
                           ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of August 1, 2001: 13,684,872 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                            Page
                                                                          Number
Part I. Financial Information:

    Item 1. Financial Statements:

    Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
        and December 31, 2000.................................................3

    Consolidated Income Statements for the Three and Six Month
        Periods Ended June 30, 2001 and 2000 (Unaudited)......................4

    Consolidated Statements of Cash Flow for the Six Month
        Periods Ended June 30, 2001 and 2000 (Unaudited)......................5

    Notes to Consolidated Financial Statements................................6

    Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................9

Part II. Other Information:

    Item 4. Submission of Matters to a Vote of Security Holders..............16

    Item 6. Exhibits and Reports on Form 8-K.................................16

    Signatures...............................................................17

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,         December 31,
                                                                2001              2000
                                                           -------------     --------------
  Assets                                                   (Unaudited)
  Invested assets:
  Fixed maturities, available-for-sale, at fair value ...  $ 234,547,759      $ 203,924,652
  Equity securities, available-for-sale, at fair value...     11,198,747         11,088,525
  Short-term investments.................................      8,986,177         17,012,080
                                                           -------------      -------------
                                                             254,732,683        232,025,257

  Cash...................................................        197,893          1,512,578
  Real estate............................................         98,410             99,482
  Accrued investment income..............................      3,136,853          2,896,977
  Deferred policy acquisition costs......................     24,879,562         22,815,422
  Prepaid federal income taxes ..........................     56,421,666         49,374,666
  Property and equipment.................................     10,749,015          9,234,757
  Reinsurance recoverable................................        387,469              5,587
  Other assets...........................................     11,636,116         10,411,877
                                                           -------------      -------------
  Total assets...........................................  $ 362,239,667      $ 328,376,603
                                                           =============      =============

  Liabilities and stockholders' equity
  Liabilities:
     Losses and loss adjustment expenses.................  $  16,508,974      $  14,986,988
     Unearned premiums...................................      6,722,137          6,933,259
     Amounts payable to reinsurer........................        741,156          1,288,712
     Current taxes payable...............................        177,663             85,062
     Deferred income taxes...............................     66,389,131         60,651,647
     Unearned ceding commission..........................      2,896,324          1,481,691
     Long-term debt......................................     34,470,103         34,467,285
     Accrued interest on debt............................      1,274,972          1,274,972
     Accrued expenses and other liabilities..............      6,682,444          7,375,503
                                                           -------------      -------------
  Total liabilities......................................    135,862,904        128,545,119

  Commitments and contingent liabilities - Note 4
  Stockholders' equity:
    Preferred stock, par value $.01 per share ---
      authorized 1,000,000 shares; no shares
      issued and outstanding.............................            ---                ---
    Common stock, par value $.01 per share ---
      authorized 32,000,000 shares; 13,684,872
      shares issued and outstanding at June 30, 2001
      and 13,351,694 at December 31, 2000................        136,849            133,517
    Additional paid-in capital...........................     68,921,619         62,723,667
    Accumulated other comprehensive income, net of
      income tax liability of $1,066,409 at June 30,
      2001 and $1,262,863 at December 31, 2000...........      1,986,221          2,351,065
    Deferred compensation................................       (176,354)          (135,041)
    Retained earnings....................................    155,508,428        134,758,276
                                                           -------------      -------------
  Total stockholders' equity.............................    226,376,763        199,831,484
                                                           -------------      -------------
  Total liabilities and stockholders' equity.............  $ 362,239,667      $ 328,376,603
                                                           =============      =============

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                               June 30                       June 30
                                                     ---------------------------     --------------------------
                                                        2001            2000            2001          2000
Revenue:
Premiums written:
   Direct..........................................   $21,998,302    $18,828,514     $43,791,164    $36,836,354
   Assumed.........................................           816          1,892           2,501          5,732
   Ceded...........................................    (2,222,327)    (1,112,400)     (4,205,132)    (2,060,808)
                                                      -----------    -----------     -----------    -----------
Net premiums written...............................    19,776,791     17,718,006      39,588,533     34,781,278
Change in unearned premiums........................       365,923        117,697         237,088        198,873
                                                      -----------    -----------     -----------    -----------
Earned premiums....................................    20,142,714     17,835,703      39,825,621     34,980,151
Net investment income..............................     3,657,140      3,067,447       7,133,806      5,993,440
Realized investment gains..........................       162,129         35,803         613,896        813,684
Other income.......................................        15,487          5,625       1,882,487         11,365
                                                      -----------    -----------     -----------    -----------
                                                       23,977,470     20,944,578      49,455,810     41,798,640
Losses and expenses:
Losses and loss adjustment expenses................     2,135,087      2,052,470       4,334,537      3,623,251
Reinsurance recoveries.............................         (798)          7,230           2,801         32,587
                                                      -----------    -----------     -----------    -----------
Net losses and loss adjustment expenses............     2,134,289      2,059,700       4,337,338      3,655,838
Interest expense on debt...........................       692,672        692,563       1,385,317      1,385,100
Amortization of deferred policy acquisition costs..     2,674,234      2,027,741       5,008,511      4,027,889
Other operating expenses (net).....................     4,292,969      4,002,720       8,644,472      8,113,902
                                                      -----------    -----------     -----------    -----------
                                                        9,794,164      8,782,724      19,375,638     17,182,729
                                                      -----------    -----------     -----------    -----------
Income before income taxes.........................    14,183,306     12,161,854      30,080,172     24,615,911
Income taxes:
  Current..........................................        92,631            208          92,659            208
  Deferred.........................................     4,260,933      3,675,384       9,237,361
                                                      -----------    -----------     -----------    -----------
                                                        4,353,564      3,675,592       9,330,020      7,478,132
                                                      -----------    -----------     -----------    -----------
Net income.........................................   $ 9,829,742    $ 8,486,262     $20,750,152    $17,137,779
                                                      ===========    ===========     ===========    ===========
Earnings per common and
   common equivalent share:
   Basic...........................................      $ .73           $ .64          $ 1.55         $ 1.29
                                                      ===========    ===========     ===========    ===========
   Diluted.........................................      $ .71           $ .62          $ 1.49         $ 1.25
                                                      ===========    ===========     ===========    ===========
Shares used in computing earnings per
   common and common equivalent share:

   Basic...........................................    13,444,388     13,313,293      13,399,891     13,311,647
                                                      ===========    ===========     ===========    ===========
   Diluted.........................................    13,939,338     13,674,441      13,885,145     13,665,191
                                                      ===========    ===========     ===========    ===========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                 Six Months Ended
                                                                     June 30
                                                           -----------------------------
                                                                2001             2000
Operating activities
Net income...............................................  $ 20,750,152     $ 17,137,779
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Loss and unearned premium reserves....................     1,310,864         (346,174)
   Accrued expenses and other liabilities................    (3,578,073)      (2,098,623)
   Current taxes payable.................................        92,601              ---
   Amounts due to/from reinsurer.........................      (955,405)         244,158
   Accrued investment income.............................      (239,876)        (127,039)
   Policy acquisition costs deferred.....................    (7,072,651)      (5,353,963)
   Amortization of policy acquisition costs..............     5,008,511        4,027,889
   Net realized investment gains ........................      (613,896)        (813,684)
   Provision for depreciation............................     1,078,835          364,009
   Accretion of discount on investments..................    (1,305,253)        (583,941)
   Deferred income taxes.................................     9,237,361        7,477,924
   Prepaid federal income tax............................    (7,047,000)      (7,674,000)
   Unearned ceding commission ...........................     1,414,633        1,388,529
   Real estate acquired in claim settlement..............         1,072           (4,855)
   Other assets..........................................    (1,029,127)        (599,759)
   Other operating activities............................       127,171           45,038
                                                           ------------     ------------
Net cash provided by operating activities................    17,179,919       13,083,288

Investing activities
Securities available-for-sale:
    Purchases - fixed maturities.........................   (42,926,889)     (23,513,548)
    Sales - fixed maturities.............................    15,842,616        5,811,889
    Purchases - equities.................................    (1,895,622)      (1,089,501)
    Sales - equities.....................................     2,255,121        1,327,630
   Purchase of property and equipment....................    (2,593,093)      (2,159,423)
                                                           ------------     ------------
Net cash used in investing activities....................   (29,317,867)     (19,622,953)

Financing activities
Proceeds from exercise of stock options..................     2,797,360           75,876
                                                           ------------     ------------
Net cash provided by financing activities................     2,797,360           75,876
Net change in cash and short-term investments............    (9,340,588)      (6,463,789)
Cash and short-term investments at beginning of period...    18,524,658       14,124,219
                                                           ------------     ------------
Cash and short-term investments at end of period.........  $  9,184,070     $  7,660,430
                                                           ============     ============

Supplemental schedule of cash flow information
Cash paid during the period for:
   Income taxes and United States Mortgage Guaranty
     Tax and Loss Bonds..................................  $  7,032,057     $  7,674,208
   Interest..............................................  $  1,382,500     $  1,382,500

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.


NOTE  2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on form 10-K for the year ended December 31, 2000.


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

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at June 30, 2001 and December 31, 2000, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:



                                             JUNE 30,           DECEMBER 31,
                                               2001                 2000

Net risk............................    $ 3,946,265,333       $ 3,738,596,850
                                        ===============       ===============
Statutory capital and surplus.......      $ 103,844,609         $ 101,045,355
Statutory contingency reserve.......        171,212,493           150,762,722
                                        ---------------       ---------------
Total...............................      $ 275,057,102         $ 251,808,077
                                        ===============       ===============
Risk-to-capital ratio...............         14.3-to-1             14.8-to-1
                                        ===============       ===============

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

     Net income as determined in accordance with statutory accounting practices was $27,480,729 for the six months ended June 30, 2001 and $47,830,174 for the year ended December 31, 2000.

     At June 30, 2001 and December 31, 2000, the amount of Triad's equity that could be paid out in dividends to stockholders was $20,128,681 and $17,329,427, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

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


NOTE 6 - - COMPREHENSIVE INCOME

     Comprehensive income is divided into net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three month periods ended June 30, 2001 and 2000, the Company's comprehensive income was $8.7 million and $8.1 million, respectively. For the six month periods ended June 30, 2001 and 2000, the Company's comprehensive income was $20.4 million and $17.8 million, respectively.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

     Net income for the first six months of 2001 increased 21.1% to $20.8 million compared to $17.1 million for the first six months of 2000. Net income for the second quarter of 2001 increased 15.8% to $9.8 million compared to $8.5 million for the second quarter of 2000. This improvement is attributable primarily to a 13.9% (12.9% in the second quarter) increase in earned premiums and a 19.0% (19.2% in the second quarter) increase in net investment income. Net income for the first six months of 2001 also included a nonrecurring payment of approximately $1.9 million related to the voluntary cancellation of an excess of loss reinsurance contract. The payment was reported as other income in the first quarter of 2001.

     Net income per share on a diluted basis increased 19.2% to $1.49 for the first six months of 2001 compared to $1.25 per share for the first six months of 2000. Net income per share for the second quarter of 2001 was $0.71 on a diluted basis compared to $0.62 per share for the same period of 2000, an increase of 13.6%. Operating earnings per share were $1.47 for the first half of 2001 compared to $1.22 for the first half of 2000, an increase of 20.6%. Operating earnings per share for the second quarter of 2001 increased 12.7% to $0.70 per share compared to $0.62 per share for the same period of 2000. Operating earnings exclude net realized investment gains of approximately $614,000 and $814,000 in the first half of 2001 and 2000, respectively. For the second quarter of 2001 and 2000, operating earnings exclude net realized investment gains of approximately $162,000 and $36,000, respectively.

     Net new insurance written was $4.4 billion for the first six months of 2001 as compared to $1.9 billion for the first six months of 2000, an increase of 134.8%. For the second quarter, net new insurance written totaled $1.9 billion in 2001 compared to $1.1 billion in 2000, an increase of 73.3%. Net new insurance written for the first six months of 2001 included approximately $3.4 billion of traditional flow production and approximately $1.0 billion related to a structured bulk transaction occurring in the first quarter. The Company also produced approximately $183 million of new insurance written on seasoned loans in the first six months of 2001 compared to approximately $31 million in the same period of 2000. The increase in new insurance written from traditional flow production was primarily driven by new and expanding relationships with national lenders, strong demand for risk-sharing arrangements, and a lower interest rate environment which increased refinance activity. According to industry data, Triad's national market share of net new primary insurance written, which excludes $1.0 billion in production associated with Triad's bulk transaction in the first quarter of 2001, was 2.6% for the second quarter and 2.7% for the first six months of 2001 as compared to 2.7% and 2.5% for the respective periods

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


in 2000. Total direct insurance in force reached $17.3 billion at June 30, 2001, compared to $14.0 billion at June 30, 2000, an increase of 23.5%.

     Direct premiums written were $43.8 million for the first six months of 2001, an increase of 18.9% compared to $36.8 million for the first six months of 2000. Direct premiums written for the second quarter of 2001 increased 16.8% to $22.0 million from $18.8 million in the second quarter of 2000. Net premiums written were $39.6 million in the first six months of 2001, an increase of 13.8% compared to $34.8 million for the same period of 2000. Net premiums written for the second quarter of 2001 increased by 11.6% to $19.8 million compared to $17.7 million for the second quarter of 2000. Earned premiums increased 13.9% to $39.8 million for the first six months of 2001 from $35.0 million for the first six months of 2000. Earned premiums for the second quarter of 2001 were $20.1 million compared to $17.8 million for the same period of 2000, an increase of 12.9%. The growth in written and earned premiums was impacted by record levels of new insurance written and the growth in insurance in force offset by the impact of a declining persistency rate due to a high level of mortgage refinancings.

     Growth in written premium was offset by the increase in ceded premium written. Driven primarily by increases in risk-sharing arrangements and excess of loss reinsurance, ceded premium written increased 104.1% to $4.2 million for the first six months of 2001 compared to $2.1 million for the same period of 2000. Ceded premium written in the second quarter of 2001 was $2.2 million compared to $1.1 million in the same period of 2000, an increase of 99.8%. Approximately 41.8% of new insurance written (56.9% excluding the bulk transaction) during 2001 is subject to captive mortgage reinsurance and other risk-sharing arrangements compared to 41.1% of new insurance written in the first six months of 2000. Management anticipates ceded premiums will continue to increase as a result of the expected increase in risk-sharing programs.

     Refinance activity was 30.6% of new insurance written (37.4% excluding the bulk transaction) in the first half of 2001 compared to 12.8% of insurance written in the first half of 2000. Refinance activity was 40.1% of new insurance written for the second quarter of 2001 compared to 12.8% for the same period of 2000. Persistency, or the amount of insurance in force remaining from one year prior, was 75.8% at June 30, 2001, compared to 83.2% at June 30, 2000, and 82.6% at December 31, 2000. The increase in refinance activity and the decrease in persistency both reflect the current favorable interest rate environment.

     Net investment income for the first six months of 2001 was $7.1 million, a 19.0% increase over $6.0 million in the first six months of 2000. Net investment

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED

income for the second quarter of 2001 was $3.7 million, a 19.2% increase over the second quarter of 2000. This increase in investment income is the result of growth in the average book value of invested assets by $36.2 million to $240.1 million at June 30, 2001, from $203.9 million at June 30, 2000. The growth in invested assets is attributable to normal operating cash flow. The pre-tax yield on average invested assets was 5.9% for the first six months of both 2001 and 2000. The portfolio's tax-equivalent yield increased slightly to 8.0% for the first half of 2001 versus 7.9% for the first half of 2000. Based on amortized cost, approximately 70% of the Company's fixed maturity portfolio at June 30, 2001, and June 30, 2000, was composed of state and municipal tax-preferred securities.

     In the first quarter of 2001 the Company recognized a nonrecurring incentive payment of approximately $1.9 million related to the voluntary cancellation of an excess of loss reinsurance contract maintained by the Company with a non-affiliated reinsurer. This payment was accounted for as other income in the first quarter. Also in the first quarter of 2001 the Company entered into a new agreement with a non-affiliated reinsurer to provide excess of loss reinsurance coverage under terms similar to the cancelled agreement.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 18.6% in the first six months of 2001 to $4.3 million compared to $3.7 million for the same period of 2000. Net losses and loss adjustment expenses were $2.1 million for both the second quarter of 2001 and 2000. This year-to-date increase reflects the growing amount of the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its highest claim frequency years. The Company's loss ratio (the ratio of incurred losses to earned premiums) was 10.9% for the first half of 2001 as compared to 10.5% for the first half of 2000 and 10.6% for all of 2000. The loss ratio was 10.6% for the second quarter of 2001 compared to 11.5% for the second quarter of 2000.

     As of June 30, 2001, approximately 72% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, the Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

     Amortization of deferred policy acquisition costs increased by 24.3% to $5.0 million in the first six months of 2001 compared to $4.0 million for the

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED

first six months of 2000. These costs were $2.7 million for the second quarter of 2001 compared to $2.0 million for the second quarter of 2000, an increase of 31.9%. The increase in amortization reflects both a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force and higher cancellations due to refinance activity in the first half of 2001.

     Other operating expenses increased 6.5% to $8.6 million for the first six months of 2001 compared to $8.1 million for the same period in 2000. For the second quarter of 2001, other operating expenses increased 7.3% to $4.3 million from $4.0 million in the second quarter of 2000. This increase in expenses is primarily attributable to personnel, technology amortization, and equipment costs required to support the Company's product development, system enhancements, and geographic expansion. The expense ratio (ratio of underwriting expenses to net premiums written) for the first half of 2001 was 34.5% compared to 34.9% for the first half of 2000 and 33.7% for all of 2000. The expense ratio for the second quarter of 2001 was 35.2% compared to 34.0% for the second quarter of 2000.

     The effective tax rates for the first six months of 2001 and for the second quarter of 2001 were 31.0% and 30.7%, respectively, as compared to 30.4% and 30.2% for the respective periods of 2000. Management expects the Company's effective tax rate to remain about the same as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and taxes.

     The Company generated positive cash flow from operating activities for the first six months of 2001 of $17.2 million compared to $13.1 million for the same period of 2000. The increase in Triad's operating cash flow reflects increases in premiums and investment income, nonrecurring income related to the cancellation of the excess of loss reinsurance contract, and a decrease in paid losses that more than offset the increase in operating expenses.

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

     Consolidated invested assets were $254.7 million at June 30, 2001, compared to $232.0 million at December 31, 2000. Fixed maturity securities and equity securities classified as available-for-sale totaled $245.7 million at June 30, 2001. Net unrealized investment gains were $996,000 on equity securities and $2.0 million on fixed maturity securities at June 30, 2001. The fixed maturity portfolio consisted of approximately 71% municipal securities, 23% corporate securities, 5% U.S. government obligations, and 1% mortgage-backed bonds at June 30, 2001.

     The Company's loss reserves were $16.5 million at June 30, 2001, compared to $15.0 million at December 31, 2000. Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. Reserves are also established for estimated losses incurred on notices of default not yet reported by the lender. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. Reserves are established by management using estimated claims rates and claims amounts in estimating the ultimate loss. These reserve factors are periodically reviewed by management in order to provide a reasonable estimate of losses on loans currently in default. Adjustments to reserve estimates are reflected in the financial statements in the periods in which the adjustments are made. The growth in loss reserves is the result of the increase in reported defaults and the maturing of the Company's risk in force and also reflects adjustments to estimated loss reserve factors. The Company's delinquency ratio, the ratio of delinquent insured loans to total insured loans, was 0.70% at June 30, 2001, compared to 0.60% at December 31, 2000.

     Total stockholders' equity increased to $226.4 million at June 30, 2001, from $199.8 million at December 31, 2000. This increase resulted primarily from net income of $20.8 million for the first half of 2001 and from additional paid-in capital of $6.2 million resulting from the exercise of employee stock

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED



options and the related tax benefit. These increases were offset somewhat by a decline in the unrealized gains and losses on invested assets classified as available-for-sale of $365,000.

     Triad's total statutory policyholders' surplus increased to $103.8 million at June 30, 2001, from $101.0 million at December 31, 2000. This increase resulted primarily from statutory net income of $27.5 million offset by an increase in the statutory contingency reserve of $20.4 million and by the adoption of new statutory accounting principles that went into effect on January 1, 2001. Triad's statutory earned surplus was $20.1 million at June 30, 2001, compared to $17.3 million at December 31, 2000, reflecting, primarily, growth in statutory net income greater than the increase in the statutory contingency reserve and the impact of the new statutory accounting principles. The balance in the statutory contingency reserve was $171.2 million at June 30, 2001, compared to $150.8 million at December 31, 2000.

     Triad's ability to write insurance depends on the maintenance of its claims-paying ability ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of June 30, 2001, Triad's risk-to-capital ratio was 14.3-to-1, as compared to 14.8-to-1 at December 31, 2000, and 11.2-to-1 for the industry as a whole at December 31, 2000, the latest industry data available.

     Triad is rated "AA" by both Standard & Poor's Rating Services and Fitch, Inc and, in the first quarter of 2001, Triad received its initial financial strength rating of "Aa3" from Moody's Investors Service.

     In July 2001, the Office of Federal Housing Enterprise Oversight (OFHEO) released its risk-based capital rules for Fannie Mae and Freddie Mac. The regulation contains a number of provisions that may impact the mortgage insurance industry. In particular, the regulation provides a more preferential capital credit for insurance from a "AAA" rated private mortgage insurer rather than from a "AA" rated private mortgage insurer. As a result, Triad could be adversely affected if the regulation were implemented as released. Modifications to the regulation, if made, could potentially reduce or eliminate the differential in treatment between a "AAA" and a "AA" rated insurer. Because the final terms of the regulation are not known, Triad is evaluating various business approaches and options available to address the capital differential contained in the rule. What response, if any, Triad makes and the ultimate impact of the regulation on Triad is unknown at this time.

TEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION - - CONTINUED


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward-looking statements relating to future plans, expectations, and performance which involve various risks and uncertainties, including but not limited to the following: interest rates may increase from their current levels; housing transactions and mortgage issuance may decrease for many reasons including changes in interest rates or economic conditions; the Company's market share may change as a result of changes in underwriting criteria or competitive products or rates; the amount of new insurance written could be affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae; the Company's financial condition and competitive position could be affected by legislation impacting the mortgage guaranty industry specifically and the financial services industry in general; rating agencies may revise methodologies for determining the Company's claims-paying ability ratings and may revise or withdraw the assigned ratings at any time; decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings; the amount of new insurance written and the growth of insurance in force or risk in force as well as the performance of the Company may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, and pricing of products and services offered by the Company and its competitors; the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions. Economic downturns in regions where Triad's risk is more concentrated could have a particularly adverse effect on Triad's financial condition and loss development.

     New OFHEO risk-based capital rules for Fannie Mae and Freddie Mac, if implemented as released, could severely limit the ability of Triad to compete with "AAA" rated private mortgage insurers. The new rules may be modified from their current form prior to final implementation. The ultimate effect of the new rules on Triad and the mortgage insurance industry in general is not known at this time.

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

         ITEM 1.  LEGAL PROCEEDINGS - None

         ITEM 2.  CHANGES IN SECURITIES - None

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 10, 2001. Shares entitled to vote at the Annual Meeting totaled 13,356,610 of which 12,013,226 shares were represented at the meeting.

     At the Annual Meeting, the following five directors were elected. Also shown are the number of shares cast for and authorization withheld for each nominee.


      Name of Nominee             Number of Votes for    Authorization withheld
      ---------------             -------------------    ----------------------
      Robert T. David                 11,790,976                 222,250
      Raymond H. Elliott              11,790,976                 222,250
      William T. Ratliff, III         11,790,976                 222,250
      Darryl W. Thompson              11,790,976                 222,250
      David W. Whitehurst             11,790,976                 222,250

     Additionally, at the Annual Meeting stockholders approved a resolution to amend the Company's 1993 Long-Term Stock Incentive Plan, increasing the number of shares of the Company's Common Stock, par value $.01 per share, reserved for issuance under the plan from 2,100,000 shares to 2,600,000 shares.

         ITEM 5.  OTHER INFORMATION - None

         ITEM 6.  A.  EXHIBITS - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRIAD GUARANTY INC.


Date: August 14, 2001
                                          /s/ Michael R. Oswalt
                                          -------------------------------
                                          Michael R. Oswalt
                                          Senior Vice President and Controller,
                                          Principal Accounting Officer