Form 10-Q
period 2001-09-30
TRIAD GUARANTY INC
filed 2001-11-14
CIK 911631

FORM 10-Q
                           ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of November 1, 2001: 13,691,172 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                           Page
                                                                         Number
                                                                         ------
Part I. Financial Information:

Item 1. Financial Statements:

   Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
        and December 31, 2000.................................................3

   Consolidated Income Statements for the Three and Nine Month
        Periods Ended September 30, 2001 and 2000 (Unaudited).................4

   Consolidated Statements of Cash Flow for the Nine Month
        Periods Ended September 30, 2001 and 2000 (Unaudited).................5

   Notes to Consolidated Financial Statements.................................6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................9

Part II. Other Information:

   Item 1. Legal Proceedings.................................................16

   Item 2. Changes in Securities and Use of Proceeds.........................16

   Item 3. Defaults Upon Senior Securities...................................16

   Item 4. Submission of Matters to a Vote of Security Holders...............16

   Item 5. Other Information.................................................16

   Item 6. Exhibits and Reports on Form 8-K..................................16

Signatures...................................................................16

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,     December 31,
                                                                  2001             2000
                                                              -------------     ------------
Assets                                                        (Unaudited)
Invested assets:
Fixed maturities, available-for-sale, at fair value ......... $240,882,124     $203,924,652
Equity securities, available-for-sale, at fair value.........   11,817,680       11,088,525
Short-term investments.......................................   18,649,885       17,012,080
                                                              ------------     ------------
                                                               271,349,689      232,025,257

Cash.........................................................      602,913        1,512,578
Real estate..................................................       98,410           99,482
Accrued investment income....................................    3,221,078        2,896,977
Deferred policy acquisition costs............................   25,602,455       22,815,422
Prepaid federal income taxes ................................   56,415,416       49,374,666
Property and equipment.......................................   10,981,437        9,234,757
Reinsurance recoverable......................................        7,028            5,587
Other assets.................................................   12,557,003       10,411,877
                                                              ------------     ------------
Total assets................................................. $380,835,429     $328,376,603
                                                              ============     ============
Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses...................... $ 16,521,190     $ 14,986,988
    Unearned premiums........................................    7,057,504        6,933,259
    Amounts payable to reinsurer.............................    2,218,163        1,288,712
    Current taxes payable....................................      222,364           85,062
    Deferred income taxes....................................   71,601,531       60,651,647
    Unearned ceding commission...............................    2,608,396        1,481,691
    Long-term debt...........................................   34,471,555       34,467,285
    Accrued interest on debt.................................      583,722        1,274,972
    Accrued expenses and other liabilities...................    7,520,186        7,375,503
                                                              ------------     ------------
Total liabilities............................................  142,804,611      128,545,119

Commitments and contingent liabilities - Note 4
Stockholders' equity:
  Preferred stock, par value $.01 per share ---
    authorized 1,000,000 shares; no shares issued
    and outstanding..........................................       ---              ---
  Common stock, par value $.01 per share ---
    authorized 32,000,000 shares; 13,691,172
    shares issued and outstanding at
    September 30, 2001 and 13,351,694 at
    December 31, 2000........................................      136,912          133,517
  Additional paid-in capital.................................   68,995,335       62,723,667
  Accumulated other comprehensive income, net of
    income tax liability of $1,719,267 at
    September 30, 2001 and $1,262,863 at
    December 31, 2000........................................    3,198,672        2,351,065
  Deferred compensation......................................     (146,760)        (135,041)
  Retained earnings..........................................  165,846,659      134,758,276
                                                              ------------     ------------
Total stockholders' equity...................................  238,030,818      199,831,484
                                                              ------------     ------------
Total liabilities and stockholders' equity................... $380,835,429     $328,376,603
                                                              ============     ============

                           See accompanying notes.

                               TRIAD GUARANTY INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                         Three Months Ended             Nine Months Ended
                                                            September 30                   September 30
                                                     --------------------------    ---------------------------
                                                        2001            2000           2001           2000
Revenue:
Premiums written:
   Direct..........................................  $23,834,863    $19,643,199    $67,626,027     $56,479,553
   Assumed.........................................        1,115          1,310          3,616           7,042
   Ceded...........................................   (3,013,692)    (1,351,124)    (7,218,824)     (3,411,933)
                                                     -----------    -----------    -----------     -----------
Net premiums written...............................   20,822,286     18,293,385     60,410,819      53,074,662
Change in unearned premiums........................     (305,376)      (222,812)       (68,288)        (23,938)
                                                     -----------    -----------    -----------     -----------
Earned premiums....................................   20,516,910     18,070,573     60,342,531      53,050,724
Net investment income..............................    3,803,621      3,155,999     10,937,427       9,149,439
Realized investment gains..........................      187,533        906,172        801,429       1,719,856
Other income.......................................        4,030          7,500      1,886,517          18,865
                                                     -----------    -----------    -----------     -----------
                                                      24,512,094     22,140,244     73,967,904      63,938,884

Losses and expenses:
Losses and loss adjustment expenses................    1,549,449      1,940,536      5,883,985       5,563,788
Reinsurance recoveries.............................      (30,643)        (8,171)       (27,842)         24,416
                                                     -----------    -----------    -----------     -----------
Net losses and loss adjustment expenses............    1,518,806      1,932,365      5,856,143       5,588,204
Interest expense on debt...........................      692,702        692,590      2,078,019       2,077,690
Amortization of deferred policy acquisition costs..    2,894,314      2,083,299      7,902,825       6,111,187
Other operating expenses (net).....................    4,463,799      3,706,422     13,108,272      11,820,324
                                                     -----------    -----------    -----------     -----------
                                                       9,569,621      8,414,676     28,945,259      25,597,405
                                                     -----------    -----------    -----------     -----------
Income before income taxes.........................   14,942,473     13,725,568     45,022,645      38,341,479
Income taxes:
  Current..........................................       44,701            ---        137,360             208
  Deferred.........................................    4,559,541      4,241,494     13,796,902      11,719,418
                                                     -----------    -----------    -----------     -----------
                                                       4,604,242      4,241,494     13,934,262      11,719,626
                                                     -----------    -----------    -----------     -----------
Net income.........................................  $10,338,231    $ 9,484,074    $31,088,383     $26,621,853
                                                     ===========    ===========    ===========     ===========

Earnings per common and
   common equivalent share:
   Basic...........................................    $ .76           $ .71         $ 2.31           $2.00
                                                     ===========    ===========    ===========     ===========
   Diluted.........................................    $ .73           $ .69         $ 2.23           $1.94
                                                     ===========    ===========    ===========     ===========
Shares used in computing earnings per
   common and common equivalent share:
   Basic...........................................   13,685,744     13,321,574     13,472,818      13,314,971
                                                     ===========    ===========    ===========     ===========
   Diluted.........................................   14,078,609     13,753,179     13,927,275      13,694,535
                                                     ===========    ===========    ===========     ===========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30
                                                              -------------------------------
                                                                  2001              2000
Operating activities
Net income...................................................  $31,088,383        $26,621,853
Adjustments to reconcile net income to net
cash provided by operating activities:
   Loss and unearned premium reserves........................    1,658,447            314,067
   Accrued expenses and other liabilities....................   (2,292,542)        (1,019,351)
   Current taxes payable.....................................      137,302                  2
   Amounts due to/from reinsurer.............................      872,052            618,410
   Accrued investment income.................................     (324,101)          (419,394)
   Policy acquisition costs deferred.........................  (10,689,858)        (8,182,648)
   Amortization of policy acquisition costs..................    7,902,825          6,111,187
   Net realized investment gains ............................     (801,429)        (1,719,856)
   Provision for depreciation................................    1,654,347            562,042
   Accretion of discount on investments......................   (2,224,204)        (1,022,675)
   Deferred income taxes.....................................   13,796,902         11,719,418
   Prepaid federal income tax................................   (7,040,750)       (10,759,000)
   Unearned ceding commission ...............................    1,126,705          1,234,830
   Real estate acquired in claim settlement..................        1,072            145,515
   Accrued interest on debt..................................     (691,250)          (691,250)
   Other assets..............................................   (1,619,635)        (1,258,561)
   Other operating activities................................       87,416             67,596
                                                               -----------        -----------
Net cash provided by operating activities....................   32,641,682         22,322,185

Investing activities
  Securities available-for-sale:
    Purchases - fixed maturities.............................  (56,462,303)       (35,469,807)
    Sales - fixed maturities.................................   26,016,476         11,806,158
    Purchases - equities.....................................   (3,306,812)        (1,663,169)
    Sales - equities.........................................    2,368,983          2,520,941
  Purchase of property and equipment.........................   (3,401,027)        (3,372,897)
                                                               -----------        -----------
Net cash used in investing activities........................  (34,784,683)       (26,178,774)

Financing activities
Proceeds from exercise of stock options......................    2,871,141            146,126
                                                               -----------        -----------
Net cash provided by financing activities....................    2,871,141            146,126
                                                               -----------        -----------
Net change in cash and short-term investments................      728,140         (3,710,463)
Cash and short-term investments at beginning of period.......   18,524,658         14,124,219
                                                               -----------        -----------
Cash and short-term investments at end of period.............  $19,252,798        $10,413,756
                                                               ===========        ===========

Supplemental schedule of cash flow information
Cash paid during the period for:
   Income taxes and United States Mortgage Guaranty Tax
     and Loss Bonds..........................................  $ 7,025,807        $10,759,208
   Interest..................................................  $ 2,765,000        $ 2,765,000

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.


NOTE  2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on form 10-K for the year ended December 31, 2000.


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

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at September 30, 2001 and December 31, 2000, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:

                                        September 30,        December 31,
                                             2001                2000

Net risk...........................    $ 4,155,223,621     $ 3,738,596,850
                                       ===============     ===============

Statutory capital and surplus......    $   103,682,121     $   101,045,355
Statutory contingency reserve......        181,703,563         150,762,722
                                       ---------------     ---------------
Total..............................    $   285,385,684     $   251,808,077
                                       ===============     ===============
Risk-to-capital ratio..............          14.6-to-1           14.8-to-1
                                       ===============     ===============

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

     Net income as determined in accordance with statutory accounting practices was $41,785,748 for the nine months ended September 30, 2001 and $47,830,174 for the year ended December 31, 2000.

     At September 30, 2001 and December 31, 2000, the amount of Triad's equity that could be paid out in dividends to stockholders was $19,471,749 and $17,329,427, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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


NOTE 6 - - COMPREHENSIVE INCOME

     Comprehensive income is divided into net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three month periods ended September 30, 2001 and 2000, the Company's comprehensive income was $11.6 million and $11.3 million, respectively. For the nine month periods ended September 30, 2001 and 2000, the Company's comprehensive income was $31.9 million and $29.0 million, respectively.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

     Net income for the first nine months of 2001 increased 16.8% to $31.1 million compared to $26.6 million for the first nine months of 2000. Net income for the third quarter of 2001 increased 9.0% to $10.3 million compared to $9.5 million for the third quarter of 2000. This improvement is attributable primarily to a 13.7% (13.5% in the third quarter) increase in earned premiums and a 19.5% (20.5% in the third quarter) increase in net investment income. Net income for the first nine months of 2001 also included the receipt of a nonrecurring payment of approximately $1.9 million related to the voluntary cancellation of an excess of loss reinsurance contract. The payment was reported as other income in the first quarter of 2001.

     Net income per share on a diluted basis increased 14.8% to $2.23 for the first nine months of 2001 compared to $1.94 per share for the first nine months of 2000. Net income per share for the third quarter of 2001 was $0.73 on a diluted basis compared to $0.69 per share for the same period of 2000, an increase of 6.5%. Operating earnings per share were $2.19 for the first nine months of 2001 compared to $1.86 for the first nine months of 2000, an increase of 17.9%. Operating earnings per share for the third quarter of 2001 increased 12.2% to $0.73 per share compared to $0.65 per share for the same period of 2000. Operating earnings for the first nine months of 2001 exclude approximately $801,000 ($188,000 in the third quarter) of net realized investment gains compared to approximately $1.7 million ($906,000 in the third quarter) in the first nine months of 2000.

     Net new insurance written was $7.8 billion for the first nine months of 2001 as compared to $3.1 billion for the first nine months of 2000, an increase of 156.7%. For the third quarter, net new insurance written totaled $3.5 billion in 2001 compared to $1.2 billion in 2000. Net new insurance written for the first nine months of 2001 included approximately $2.2 billion ($1.2 billion in the third quarter) attributable to structured bulk transactions. For the comparable periods of 2000, there was no new insurance written attributable to structured bulk transactions. The increase in new insurance written from traditional flow production was primarily driven by new and expanding relationships with national lenders, strong demand for risk-sharing arrangements, and a lower interest rate environment, which increased refinance activity. With consolidation within the lending industry and Triad's continued focus on national lenders, a greater percentage of production volume is concentrated among a smaller customer base. The loss of one or more of these significant customers could have an adverse effect on the Company's business. According to industry data, Triad's national market share of net new primary insurance written was 3.4% for the first nine months and 4.5% for the third quarter of 2001 as compared to 2.6% for both periods in 2000. Beginning in the third quarter of 2001, the Company and the industry adopted new definitions regarding the inclusion of bulk transactions in computing new insurance written market share. The Company's market share reported for 2000 did not include any bulk transactions, as there was no new insurance written in 2000 attributable to structured bulk transactions. Total direct insurance in force reached $19.5 billion at September 30, 2001, compared to $14.5 billion at September 30, 2000, an increase of 35.0%.

     Direct premiums written were $67.6 million for the first nine months of 2001, an increase of 19.7% compared to $56.5 million for the first nine months

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION --CONTINUED


of 2000. Direct premiums written for the third quarter of 2001 increased 21.3% to $23.8 million from $19.6 million in the third quarter of 2000. Net premiums written increased by 13.8% to $60.4 million in the first nine months of 2001 compared to $53.1 million for the same period of 2000. Net premiums written for the third quarter of 2001 increased by 13.8% to $20.8 million compared to $18.3 million for the third quarter of 2000. Earned premiums increased 13.7% to $60.3 million for the first nine months of 2001 from $53.1 million for the first nine months of 2000. Earned premiums for the third quarter of 2001 were $20.5 million compared to $18.1 million for the same period of 2000, an increase of 13.5%. This growth in written and earned premiums resulted from record levels of new insurance written and growth in insurance in force offset by the impact of a declining persistency rate due to a high level of mortgage refinancings.

     Growth in direct written premium was partially offset by the increase in ceded premium written. Driven primarily by increases in risk-sharing arrangements and also by excess of loss reinsurance, ceded premium written increased 111.6% to $7.2 million for the nine months ended September 30, 2001 compared to $3.4 million for the same period of 2000. Ceded premium written in the third quarter of 2001 was $3.0 million compared to $1.4 million in the same period of 2000, an increase of 123.1%. The Company's premium cede rate (the ratio of ceded written premiums to direct written premiums) was 10.7% for the first nine months of 2001 as compared to 6.0% for the first nine months of 2000. The premium cede rate was 12.6% for the third quarter of 2001 compared to 6.9% for the third quarter of 2000. Approximately 40.2% of new insurance written (59.1% excluding bulk transactions) during 2001 is subject to captive mortgage reinsurance and other risk-sharing arrangements compared to 43.6% of new insurance written in the same period of 2000. Management anticipates ceded premiums will continue to increase as a result of the expected increase in risk-sharing programs.

     Refinance activity was 32.2% of new insurance written in the first nine months of 2001 compared to 12.3% of insurance written in the first nine months of 2000. Refinance activity was 34.1% of new insurance written for the third quarter of 2001 compared to 11.6% for the same period of 2000. Persistency, or the amount of insurance in force remaining from one year prior, was 72.3% at September 30, 2001 compared to 82.1% at September 30, 2000 and 82.6% at December 31, 2000. The increase in refinance activity and the decrease in persistency both reflect the current favorable interest rate environment.

     Net investment income for the first nine months of 2001 was $10.9 million, a 19.5% increase over $9.1 million in the first nine months of 2000. Net investment income for the third quarter of 2001 was $3.8 million, a 20.5% increase over $3.2 million in the third quarter of 2000. This increase in investment income is the result of growth in the average book value of invested assets by $38.8 million to $246.7 million at September 30, 2001 from $207.9 million at September 30, 2000. The growth in invested assets is attributable to normal operating cash flow. The pre-tax yield on average invested assets was 5.9% for the first nine months of both 2001 and 2000. The portfolio's tax-equivalent yield increased slightly to 8.1% for the first nine months of 2001 from 8.0% for the first nine months of 2000. Based on amortized cost, approximately 71% of the Company's fixed maturity portfolio at September 30, 2001 was composed of state and municipal tax-preferred securities as compared to 69% at September 30, 2000.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION --CONTINUED


     In the first quarter of 2001 the Company recognized the receipt of a nonrecurring incentive payment of approximately $1.9 million related to the voluntary cancellation of an excess of loss reinsurance contract maintained by the Company with a non-affiliated reinsurer. This payment was accounted for as other income in the first quarter. Also in the first quarter of 2001, the Company entered into a new agreement with a non-affiliated reinsurer to provide excess of loss reinsurance coverage under terms similar to the cancelled agreement.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 4.8% in the first nine months of 2001 to $5.9 million compared to $5.6 million for the same period of 2000. This year-to-date increase reflects the growing amount of the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its highest claim frequency years. Net losses and loss adjustment expenses for the third quarter of 2001 and 2000 were $1.5 million and $1.9 million, respectively, with the decrease reflecting the impact of favorable trends in claim frequency and severity and strong loss mitigation efforts. The Company's loss ratio (the ratio of incurred losses to earned premiums) was 9.7% for the first nine months of 2001 as compared to 10.5% for the first nine months of 2000 and 10.6% for all of 2000. The loss ratio was 7.4% for the third quarter of 2001 compared to 10.7% for the third quarter of 2000.

     As of September 30, 2001, approximately 74% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on new insurance written in previous years has been quite favorable, management does not expect losses to remain at the low levels currently reported. The Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that impact earnings, it is impossible to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

     Amortization of deferred policy acquisition costs increased by 29.3% to $7.9 million in the first nine months of 2001 compared to $6.1 million for the first nine months of 2000. These costs were $2.9 million for the third quarter of 2001 compared to $2.1 million for the third quarter of 2000, an increase of 38.9%. The increase in amortization reflects both a growing balance of deferred policy acquisition costs to amortize as the Company builds its total insurance in force and higher cancellations due to refinance activity in the first nine months of 2001.

     Other operating expenses increased 10.9% to $13.1 million for the first nine months of 2001 compared to $11.8 million for the same period in 2000. For the third quarter of 2001, other operating expenses increased 20.4% to $4.5 million from $3.7 million in the third quarter of 2001. This increase in expenses is primarily attributable to personnel, technology amortization, and equipment costs required to support the Company's product development, system enhancements, and expanded production. The expense ratio (ratio of the amortization of deferred policy acquisition costs and other expenses to net premiums written) for the first nine months of 2001 was 34.8% compared to 33.8%

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION --CONTINUED


for the first nine months of 2000 and 33.7% for all of 2000. The expense ratio for the third quarter of 2001 was 35.3% compared to 31.6% for the third quarter of 2000.

     The effective tax rates for the nine months ended September 30, 2001 and for the third quarter of 2001 were 30.9% and 30.8%, respectively, as compared to 30.6% and 30.9% for the respective periods of 2000. Management expects the Company's effective tax rate to remain about the same as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and taxes.

     The Company generated positive cash flow from operating activities for the first nine months of 2001 of $32.6 million compared to $22.3 million for the same period of 2000. The increase in Triad's operating cash flow reflects the growth in premiums and investment income, nonrecurring income related to the cancellation of the excess of loss reinsurance contract, the timing of certain federal tax payments, and a decrease in paid losses partially offset by the increase in underwriting expenses.

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

     Consolidated invested assets were $271.3 million at September 30, 2001, compared to $232.0 million at December 31, 2000. Fixed maturity securities and equity securities classified as available-for-sale totaled $252.7 million at September 30, 2001. Net unrealized investment gains were $208,000 on equity securities and $4.7 million on fixed maturity securities at September 30, 2001. The fixed maturity portfolio consisted of approximately 72% municipal securities, 23% corporate securities, and 5% U.S. government obligations at September 30, 2001.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION --CONTINUED


     The Company's loss reserves were $16.5 million at September 30, 2001, compared to $15.0 million at December 31, 2000. Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. Reserves are also established for estimated losses incurred on notices of default not yet reported by the lender. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. Reserves are established by management using estimated claim rates (frequency) and claim amounts (severity) to estimate ultimate losses. The reserving process is periodically reviewed by management in order to provide a reasonable estimate of losses on loans currently in default. Adjustments to reserve estimates are reflected in the financial statements in the periods in which the adjustments are made. During the third quarter of 2001, management refined its methodology for setting loss reserves. The enhancements made to the reserving process incorporate a more multi-dimensional analytical form, which gives effect to current economic conditions and profiles delinquencies by such factors as policy year, geography, and chronic late payment characteristics in addition to profiling them by age. The growth in loss reserves is the result of the increase in reported defaults and the maturing of the Company's risk in force mitigated by favorable trends in the frequency and severity of paid claims. The Company's delinquency ratio, the ratio of delinquent insured loans to total insured loans, was 0.80% at September 30, 2001, compared to 0.60% at December 31, 2000. Paid claims for the first nine months of 2001 were $4.3 million compared to $5.3 million for the first nine months of 2001, a decline of 18.9%.

     Total stockholders' equity increased to $238.0 million at September 30, 2001 from $199.8 million at December 31, 2000. This increase resulted primarily from net income of $31.1 million for the first nine months of 2001 and from additional paid-in capital of $6.3 million resulting from the exercise of employee stock options and the related tax benefit.

     Triad's total statutory policyholders' surplus increased to $103.7 million at September 30, 2001 from $101.0 million at December 31, 2000. This increase resulted primarily from statutory net income of $41.8 million offset by an increase in the statutory contingency reserve of $30.9 million and by the adoption of new statutory accounting principles that went into effect on January 1, 2001. Triad's statutory earned surplus was $19.5 million at September 30, 2001, compared to $17.3 million at December 31, 2000, reflecting, primarily, growth in statutory net income greater than the increase in the statutory contingency reserve and the impact of the new statutory accounting principles. The balance in the statutory contingency reserve was $181.7 million at September 30, 2001, compared to $150.8 million at December 31, 2000.

     Triad's ability to write insurance depends on the maintenance of its claims-paying ability ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of September 30, 2001, Triad's risk-to-capital ratio was 14.6-to-1, as compared to 14.8-to-1 at December 31, 2000, and 11.2-to-1 for the industry as a whole at December 31, 2000, the latest industry data available.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION --CONTINUED

     Triad is rated "AA" by both Standard & Poor's Rating Services and Fitch, Inc and, in the first quarter of 2001, Triad received its initial financial strength rating of "Aa3" from Moody's Investors Service.

     In July 2001, the Office of Federal Housing Enterprise Oversight (OFHEO) released its risk-based capital rules for Fannie Mae and Freddie Mac. The regulation contains a number of provisions that may impact the mortgage insurance industry. In particular, the regulation provides a more preferential capital credit for insurance from a "AAA" rated private mortgage insurer than for insurance from a "AA" rated private mortgage insurer. As a result, Triad could be adversely affected if the regulation were implemented as released. Modifications to the regulation, if made, could potentially reduce or eliminate the differential in treatment between a "AAA" and a "AA" rated insurer. Because the final terms of the regulation are not known, Triad is evaluating various business approaches and options available to address the capital differential contained in the rule. What response, if any, Triad makes and the ultimate impact of the regulation on Triad is unknown at this time.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward-looking statements relating to future plans, expectations, and performance which involve various risks and uncertainties, including but not limited to the following: interest rates may increase from their current levels; housing transactions and mortgage issuance may decrease for many reasons including changes in interest rates or economic conditions; the Company's market share may change as a result of changes in underwriting criteria or competitive products or rates; the amount of new insurance written could be affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae; the Company's financial condition and competitive position could be affected by legislation impacting the mortgage guaranty industry specifically and the financial services industry in general; rating agencies may revise methodologies for determining the Company's claims-paying ability ratings and may revise or withdraw the assigned ratings at any time; decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings; the amount of new insurance written and the growth of insurance in force or risk in force as well as the performance of the Company may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, and pricing of products and services offered by the Company and its competitors; with consolidation occurring among mortgage lenders and the Company's concentration of insurance in force generated through relationships with significant lender customers, the loss of a significant customer may have an adverse effect on earnings; the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions. Economic downturns in regions where Triad's risk is more concentrated could have a particularly adverse effect on Triad's financial condition and loss development. The United States is in an economic downturn, which could decrease demand for mortgage insurance and cause loss experience to suffer.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION --CONTINUED


     New OFHEO risk-based capital rules for Fannie Mae and Freddie Mac, if implemented as released, could severely limit the ability of Triad to compete with "AAA" rated private mortgage insurers. The new rules may be modified from their current form prior to final implementation. The ultimate effect of the new rules on Triad and the mortgage insurance industry in general is not known at this time, and will not be known until Fannie Mae and Freddie Mac determine their requirements under the rules.

     Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

         PART II

         ITEM 1.  LEGAL PROCEEDINGS - None

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - None

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

         ITEM 5.  OTHER INFORMATION - None

         ITEM 6.    A.  EXHIBITS AND REPORTS ON FORM 8-K - None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRIAD GUARANTY INC.


Date: November 14, 2001
                                        /s/ Michael R. Oswalt
                                        -------------------------------------
                                        Michael R. Oswalt
                                        Senior Vice President of Finance,
                                        Principal Accounting Officer