Form 10-K
period 2001-12-31
TRIAD GUARANTY INC
filed 2002-03-28
CIK 911631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________
Commission file number 0-22342
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. J

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 1, 2002, computed by reference to the last reported price at which the stock was sold on such date, was $285,662,790.

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of February 1, 2002, was 13,727,823.

Portions of the following documents            Part of this Form 10-K into which
are incorporated by reference into             the document is incorporated
this Form 10-K:                                by reference:

   TRIAD GUARANTY INC.
   Proxy Statement for 2002 Annual Meeting               Part III
   of Stockholders

                                     PART I

ITEM 1.       BUSINESS.
-------       ---------

     Triad Guaranty Inc. is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance ("MI") coverage in the United States to residential mortgage lenders and investors. Triad Guaranty Inc. and its subsidiaries are collectively referred to as the "Company." The "Company" when used within this document refers to the holding company and/or one or more of its subsidiaries, as appropriate.

     Private mortgage insurance, also known as mortgage guaranty insurance, is issued in most home purchases and refinancings involving conventional residential first mortgage loans to borrowers with equity of less than 20%. If the homeowner defaults, private mortgage insurance reduces, and in some instances eliminates, the loss to the insured lender. Private mortgage insurance also facilitates the sale of low down payment mortgage loans in the secondary mortgage market, principally to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae"). Under risk-based capital regulations applicable to most financial institutions, private mortgage insurance also reduces the capital requirement for such lenders on residential mortgage loans with equity of less than 20%. In addition, mortgage insurance is purchased by investors and lenders who seek additional default protection or capital relief on loans with equity of greater than 20%.

     Private mortgage insurance has traditionally involved underwriting and insuring an individual loan. This type of mortgage insurance is known as "traditional flow" mortgage insurance and will be referred to as such throughout this document. In 2001, the Company began participating in structured bulk transactions which involve underwriting and insuring a group of loans. This type of mortgage insurance is known as "bulk" mortgage insurance and will be referred to as such throughout this document.

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

     The Company was incorporated by CIC in Delaware in August 1993, for the purpose of holding all the outstanding stock of Triad and to undertake the initial public offering of the Company's Common Stock, which was completed in November 1993. CIC currently owns 19.6% and CML owns 18.8% of the outstanding Common Stock of the Company.

     The principal executive offices of the Company are located at 101 South Stratford Road, Suite 500, Winston-Salem, North Carolina 27104. Its telephone number is (336) 723-1282.

TYPES OF MORTGAGE INSURANCE PRODUCTS

     There are two  principal  types of  private  mortgage  insurance  coverage:
"primary" and "pool."

PRIMARY INSURANCE

     Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest, and certain expenses associated with the default and subsequent foreclosure (collectively, the "claim amount"). The claim amount, to which the appropriate coverage percentage is applied, generally ranges from 110% to 115% of the unpaid principal balance of the loan. The Company's obligation to an insured lender with respect to a claim is determined by applying the appropriate coverage percentage to the claim amount. Under its master policy, the Company has the option of paying the entire claim amount and taking title to the mortgaged property or paying the coverage percentage in full satisfaction of its obligations under the insurance written. Primary insurance can be placed on many types of loan instruments and generally applies to loans secured by mortgages on owner occupied homes.

     The Company offers primary coverage generally from 6% to 45% of the claim amount, with most coverage from 12% to 35% as of December 31, 2001. The coverage percentage provided by the Company is selected by the insured lender, subject to the Company's underwriting approval, usually in order to comply with investor requirements to reduce investor loss exposure on loans they purchase.

     Fannie Mae and Freddie Mac are the ultimate purchasers of a large percentage of the loans insured by the Company. Generally they require a coverage percentage that will reduce their loss exposure on loans they purchase to 75% or less of the property's value at the time the loan is originated. Since 1999, Fannie Mae and Freddie Mac have accepted lower coverage percentages for certain categories of mortgages when the loan is approved by their automated underwriting services. The reduced coverage percentages limit loss exposure to 80% or less of the property's value at the time the loan is originated.

     The Company's premium rates vary depending upon the loan-to-value (LTV) ratio, loan type, mortgage term, coverage amount, documentation required, and use of property, which all affect the perceived risk of a claim on the insured mortgage loan. Generally, premium rates cannot be changed after issuance of coverage. The Company, consistent with industry practice, generally utilizes a nationally based, rather than a regional or local, premium rate structure, although special risk rates are utilized as well.

     With respect to its traditional flow mortgage insurance, the premiums are paid by either the borrower (borrower-paid) or the lender (lender-paid). Under the Company's borrower-paid plan, mortgage insurance premiums are paid by the mortgage borrower to the mortgage lender or servicer, which in turn remits the premiums to the Company. Under the Company's lender-paid plan, mortgage insurance premiums are charged to the mortgage lender or loan servicer, which pays the premium to the Company. The lender builds the mortgage insurance premium into the borrower's interest rate. During 2001, approximately 82% of the Company's traditional flow insurance was written under its borrower-paid plan and 18% was written under its lender-paid plan.

     Premiums may be remitted to the Company monthly, annually, or in one single payment. The monthly premium payment plan involves the payment of one or two months' premium at the mortgage loan closing. Thereafter level monthly premiums are collected by the loan servicer for monthly remittance to the Company. The Company also offers a plan under which the first monthly mortgage insurance payment is deferred until the first loan payment is remitted to the Company. This deferred monthly premium product decreases the amount of cash required from the borrower at closing, therefore making home ownership more affordable. Monthly premium plans represented approximately 93% of insurance written (88% of traditional flow insurance written) in 2001.

     The annual premium payment plan requires a first-year premium paid at mortgage loan closing with annual renewal payments, which are generally less than the first year premium, paid thereafter. Renewal payments are collected monthly from the borrower and held in escrow by the mortgage lender or servicer for annual remittance to the Company in advance of each renewal year.

     The single premium payment plan requires a single payment paid at loan closing. The single premium payment can be financed by the borrower by adding it to the principal amount of the mortgage or can be paid in cash at closing by the borrower.

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

     The Company participates on a limited basis in modified pool insurance programs on loans purchased by Freddie Mac. Modified pool insurance provides coverage for a specified percentage of the claim amount for each loan insured, subject to an overall stop-loss provision applicable to the entire pool of loans insured. At December 31, 2001, modified pool insurance programs represented less than 1% of the Company's insurance in force.

STRUCTURED BULK TRANSACTIONS

     The Company participates in structured bulk transactions. Structured bulk transactions involve insuring a group of loans where the insured loans have individual loan level coverage and frequently include an aggregate stop-loss limit applied to the entire group of insured loans. Insurance issued in structured bulk transactions is generally either primary or, where the loan already has primary coverage, supplemental.

     Structured bulk transactions are generally initiated by secondary mortgage market participants where mortgage insurance is used as a credit enhancement. The Company is provided loan-level information on the group of loans and, based on the risk characteristics of the entire group of loans and the requirements of the secondary mortgage market participant, the Company will submit a price for insuring the entire group of loans. The Company competes against other mortgage insurers in this process. During 2001, structured bulk transactions represented approximately 36% of the Company's insurance written for the year. Although the Company expects to continue to be competitive in the structured bulk transaction market, it is difficult to predict the Company's volume of business during 2002 due to the relatively small number of transactions that encompass this market (as opposed to the traditional flow market), the competitive nature of the market, and the unknown loan composition of the market.

     The bulk market can be divided into three broad segments: the prime segment (fully underwritten loans, high credit scores, low LTV's), the Alternative - A segment (generally high credit score, low LTV loans that have been underwritten with reduced documentation), and the sub-prime segment (higher risk loans with lower credit scores). During 2001, approximately 80% of the Company's bulk insurance written was in the prime segment and approximately 20% was in the Alternative - A segment. The Company does not participate in the sub-prime segment of the bulk market.

RISK SHARING PRODUCTS

     The Company offers mortgage insurance programs designed to allow lenders to share in the risks of mortgage insurance. One such program is the captive reinsurance program. Under the captive reinsurance program, a reinsurance company, generally an affiliate of the lender, assumes a portion of the risk associated with the lender's insured book of business in exchange for a percentage of the premium. Typically, the reinsurance program is an excess of loss arrangement with a maximum exposure for the captive reinsurance company. These captive reinsurance programs may also be in the form of a quota share arrangement. In addition, the Company has insurance in force under programs which increases a lender's share of the risk of loss on an insured book of business and provides for a fee to the lender for this increased risk. Approximately 35% of the Company's insurance in force at December 31, 2001 was subject to risk sharing programs.

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

     Insured lenders may cancel insurance at any time at their option. Pursuant to the Homeowners Protection Act, most loans made on or after July 29, 1999 are required to have their private mortgage insurance canceled automatically by lenders when the outstanding loan amount is 78% or less of the property's original purchase price and certain other conditions are met. A borrower may request that a loan servicer cancel insurance on a mortgage loan when the loan balance is less than 80% of the property's current value, but loan servicers are generally restricted in their ability to grant such requests by secondary market requirements as well as by certain other regulatory restrictions.

     Mortgage insurance coverage can also be cancelled when an insured loan is refinanced. If the Company provides insurance on the refinanced mortgage, the policy on the refinanced home loan is considered new insurance written. Therefore, continuation of the Company's coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. The percentage of insurance written from refinanced loans was 35.8%, 13.2%, and 25.0% in 2001, 2000, and 1999, respectively.

     To the extent canceled insurance coverage in areas experiencing economic growth is not replaced by new insurance in such areas, the percentage of the Company's book of business in economically weaker areas may increase. This development may occur during periods of heavy mortgage refinancing. Refinanced loans in regions experiencing economic growth are less likely to require private mortgage insurance, while borrowers in economically distressed areas are less likely to qualify for refinancing because of depreciated real estate values. The percentage of the Company's insurance in force at the end of the previous year that was canceled during 2001, 2000, and 1999 was 32.4%, 17.4%, and 22.9%, respectively. The high cancellation rate in 2001 was a result of low mortgage rates available throughout the year. The cancellations have not had a material impact on the geographic dispersion of the Company's risk in force.

CUSTOMERS

     Residential mortgage lenders such as mortgage bankers, mortgage brokers, commercial banks and savings institutions are the principal customers of traditional flow insurance written by the Company. At December 31, 2001, approximately 67% of the Company's traditional flow risk in force came from mortgage bankers, 16% from commercial banks, 13% from mortgage brokers, and 3% from savings institutions. At December 31, 2000, approximately 62% of the Company's traditional flow risk in force came from mortgage bankers, 18% from mortgage brokers, 16% from commercial banks, and 4% from savings institutions.

     To obtain primary insurance from the Company written on a traditional flow basis, a mortgage lender must first apply for and receive a master policy from the Company. The Company's approval of a lender as a master policyholder is based, among other factors, upon evaluation of the lender's financial position and demonstrated adherence to sound loan origination practices.

     The master policy sets forth the terms and conditions of the Company's mortgage insurance policy. The master policy does not obligate the lender to obtain insurance from the Company, nor does it obligate the Company to issue insurance on a particular loan. The master policy provides that the lender must submit individual loans for insurance to the Company and the loan, subject to certain underwriting criteria, must be approved by the Company to effect coverage (except in the case of delegated underwriting and when the originator has the authority to approve coverage within certain guidelines). The Company had 7,337 master policyholders at December 31, 2001, compared to 7,190 at December 31, 2000.

     The Company's ten largest customers were responsible for 42.3%, 30.0%, and 31.0% of traditional flow risk in force at December 31, 2001, 2000, and 1999, respectively. No single customer of the Company (including branches and affiliates of that customer) accounted for revenues greater than 10% of total revenues for 2001. The largest single customer of the Company accounted for 13.7%, 6.6%, and 9.2% of traditional flow risk in force at December 31, 2001, 2000, and 1999, respectively.

     The mortgage lending industry continues to experience consolidation and a greater percentage of origination volume is being generated by the large lenders. The top 30 lenders in the United States, as ranked by mortgage origination volume, accounted for approximately 73% of originated mortgage volume in 2001 compared to 66% in 2000. As a result of this continued consolidation, the number of lenders making decisions as to which insurer to select for mortgage insurance is being reduced. The Company could be adversely affected if one of its large customers is consolidated with a lender with which the Company is not approved to do business or if one of its large lenders terminates its relationship with the Company for any reason. Currently the Company is approved to do business with 19 of the top 30 lenders and production from these lenders accounted for approximately 66% of the Company's traditional flow insurance written in 2001 compared to 33% in 2000.

     Structured bulk transactions are generally initiated by secondary mortgage market participants such as underwriters of mortgage-backed securities.

SALES AND MARKETING

     The Company currently markets its insurance products through a sales force, including sales management, of approximately 45 professionals and an exclusive commissioned general agency serving a specific geographic market. The Company is licensed to do business in 46 states and the District of Columbia and has license applications pending in three states. The Company will continue to evaluate geographic expansion opportunities as well as the need for additional sales representation.

     During 2001, the Company's sales force was divided into five sales regions, each with its own manager. These regional managers reported to a senior executive who oversaw all sales activities for the Company, including those of the national account market representatives. This reporting structure allowed the senior executive in charge of all sales activities to focus time on large, national accounts while remaining in control of all other sales activities. Effective January 1, 2002, the number of sales regions was reduced from five to two.

     The success of the Company is dependent upon the services of its sales force and its general agency. For 2001, the Company's commissioned general agency produced approximately 9% of the Company's traditional flow insurance written while the salaried account executives and the national account representatives produced the remainder.

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

CONTRACT UNDERWRITING

     The Company provides fee-based contract underwriting services that enable customers to improve the efficiency of their operations by outsourcing all or part of their mortgage loan underwriting. Contract underwriting involves examining a prospective borrower's information contained in a lender's mortgage application file and making a determination whether the borrower is approved for a mortgage loan subject to the lender's underwriting guidelines. This service is provided for loans that require mortgage insurance as well as loans that do not require mortgage insurance.

     Contract underwriting services have become increasingly important to lenders as they seek to reduce fixed costs. Accordingly, contract underwriting significantly contributes to the Company's mortgage insurance production. The Company provides contract underwriting services through its own employees as well as independent contractors. If the Company becomes unable to maintain and provide a sufficient number of qualified underwriters, the Company's operations could be materially adversely affected.

COMPETITION AND MARKET SHARE

     The Company and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration ("FHA"). These agencies sponsor government-backed mortgage insurance programs which accounted for approximately 37% of high LTV loans in 2001 and 41% in 2000. In addition to competition from federal agencies, the Company and other private mortgage insurers face competition from state-supported mortgage insurance funds, some of which are either independent agencies or affiliated with state housing agencies. Indirectly, the Company also competes with certain mortgage lenders which forego private mortgage insurance and self-insure against the risk of loss from defaults on all or a portion of their low down payment mortgage loans.

     Fannie Mae and Freddie Mac have the ability to modify the required level of mortgage insurance coverage which should be maintained by lenders on loans for resale to the secondary market. If Fannie Mae or Freddie Mac reduced the amount of private mortgage insurance coverage required or adopted private mortgage insurance substitutes, there could be an adverse affect on the Company's financial condition and results of operations.

     Various proposals are periodically discussed by Congress and certain federal agencies to reform or modify the FHA. Management is unable to predict the scope and content of such proposals, or whether any such proposals will be enacted into law, and if enacted, the effect on the Company.

     The private mortgage insurance industry consists of eight active mortgage insurance companies including Triad, Mortgage Guaranty Insurance Corporation, General Electric Mortgage Insurance Corporation, PMI Mortgage Insurance Co., CMG Mortgage Insurance Co., United Guaranty Residential Insurance Company, Republic Mortgage Insurance Company, and Radian Guaranty Inc. Triad is the seventh largest private mortgage insurer based on 2001 market share and, according to industry data, had a 3.6% share of net new primary insurance written in 2001 compared to 2.7% in 2000. The Company's market share for 2001 included net new primary insurance written related to bulk transactions. The Company wrote no new insurance in 2000 attributable to bulk transactions.

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

UNDERWRITING PERSONNEL

     The Company's Senior Vice President of Risk Management and Senior Vice President of Underwriting have been in their positions since shortly after the Company was founded and report directly to the President. In addition to a centralized underwriting department in the home office, the Senior Vice President of Underwriting is responsible for the Company's regional offices in Arizona, California, Colorado, Georgia, Illinois, Ohio, Pennsylvania, and Texas. The Senior Vice President of Risk Management is responsible for assessing the risk factors used by the Company in its underwriting procedures and for the quality control function.

     The Company employed an underwriting staff of 44 at December 31, 2001. The Company's field underwriters and underwriting managers are limited in their authority to approve programs for certain mortgage loans. The authority levels are tied to underwriting position, knowledge, and experience and relate primarily to loan amounts and property type. All loans insured by the Company are subject to quality control reviews.

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

     o PURPOSE AND TYPE OF LOAN. The Company analyzes five general characteristics of a loan to evaluate its level of risk: (i) LTV ratio; (ii) purpose of the loan; (iii) type of loan instrument; (iv) level of documentation; and, (v) type of property. Generally, the Company seeks loan types with proven track records for which an assessment of risk can be readily made and the premium received sufficiently offsets that risk. Loan types that do not have a proven track record are charged a higher premium, as are other loans which have been shown to carry higher risks, such as adjustable rate mortgages ("ARMs") and loans having higher LTV ratios. Certain categories of loans are not actively pursued by the Company because such loans are deemed to have a disproportionate amount of risk, including scheduled negatively amortizing ARMs, investment properties, and subprime loans.

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

UNDERWRITING PROCESS FOR TRADITIONAL FLOW BUSINESS

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

     The Company generally utilizes nationwide underwriting guidelines to evaluate the potential risk of default on mortgage loans submitted for insurance coverage. These guidelines have evolved over time and take into account the loss experience of the entire private mortgage insurance industry. They also are largely influenced by Freddie Mac and Fannie Mae underwriting guidelines. The Company believes its guidelines generally are consistent with those used by other private mortgage insurers with respect to the types of loans that the Company will insure. Specific underwriting guidelines applicable to a given local, state, or regional market are modified to address concerns resulting from the Company's review of regional economies and housing patterns.

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

     In addition to the borrower's willingness and ability to repay the loan, the Company believes that mortgage default risk is affected by a variety of other factors, including the borrower's employment status. Insured mortgage loans made to self-employed borrowers are perceived by the Company to have higher risk of claim, all other factors being equal, than loans to borrowers employed by third parties. The Company's percentage of risk in force involving self-employed borrowers was 1.8% at December 31, 2001 and 2.4% at December 31, 2000.

     The Company's Stick With Triad program featuring the Slam Dunk Loan SM approval process allows lenders to submit insurance applications with reduced documentation. Under this program, Triad issues a certificate of insurance based on the borrower's FICO credit score or the approval of the loan through Fannie Mae's or Freddie Mac's automated underwriting system. The Company issues a certificate of insurance without the standard underwriting process if certain program parameters are met and the borrower has a credit score above established thresholds. Documentation submission requirements for non-automated underwritten loans vary depending on the borrower's credit score. The Stick With Triad program represented approximately 45% of the Company's traditional flow commitments in 2001 and 65% in 2000. The decline is primarily a result of increased participation in the Company's delegated underwriting program. The Company randomly and through adverse selection audits lenders' files on loans submitted under the Stick With Triad program.

     The Company's delegated underwriting program, in addition to the Company's risk management strategies, utilizes extensive quality control practices including reunderwriting, reappraisal, and similar procedures following issuance of the policy. Standards for type of loan, property type, and credit history of the borrower are established consistent with the Company's risk strategy. The program has allowed the Company to serve a greater number of the larger, well-established mortgage originators. The Company's delegated underwriting program accounted for 49% of traditional flow commitments received in 2001 compared to 23% in 2000 and 17% in 1999. Many lenders who are not part of the delegated underwriting program participate in the Stick With Triad underwriting program. The performance of loans insured under the delegated underwriting program has been comparable to the Company's non-delegated business.

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

UNDERWRITING STRUCTURED BULK TRANSACTIONS

     The Company employs a risk review process in underwriting structured bulk transactions that is designed to identify the loans which pose the greatest risk of nonperformance. High risk loans are identified based on an analysis of multiple risk factors including, but not limited to, credit score, loan-to-value, documentation type, loan purpose, and loan amount. The pertinent risk characteristics of each loan are evaluated to determine the impact on the transaction's frequency and severity of loss and persistency. The Company may utilize an outside due diligence firm in this process as well as mortgage risk analysis systems such as Standard & Poor's Levels. The Company's pricing for structured bulk transactions is commensurate with a transaction's risk profile. The Company also employs an audit procedure to test the integrity of the loan level data provided to Triad. The risk review and audit procedure may result in a request by the Company to remove certain loans from the transaction.

OTHER RISK MANAGEMENT

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

TECHNOLOGY

     Triad's TAXI - Transactions Across the Internet - allows qualified customers to view, update, and process certain data within their borrowers' private mortgage insurance records. TAXI is an internet-based service. Business areas that can be addressed through TAXI include applying for mortgage insurance, contract underwriting through eU Xpress, loan servicing, claims and default processing, and risk-sharing performance.

     eU Xpress is an internet-based service that automates the contract underwriting and mortgage insurance commitment process. The Company introduced eU Xpress in 2002. eU Xpress is accessed through TAXI and provides an interface with automated underwriting systems.

FINANCIAL STRENGTH RATING

     Credit ratings generally are considered an important element in a mortgage insurer's ability to compete for new business, indicating the insurer's present financial strength and capacity to pay future claims. Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase high LTV mortgages or mortgage-backed securities unless the insurer issuing private mortgage insurance coverage has a financial strength rating of at least "AA-" by either Standard & Poor's Ratings Services ("S&P") or Fitch Ratings ("Fitch") or a rating of at least "Aa3" from Moody's Investors Service ("Moody's"). Fannie Mae and Freddie Mac require mortgage guaranty insurers to maintain two ratings of "AA-" or better. Triad is rated "AA" by both S&P and Fitch and "Aa3" by Moody's. Private mortgage insurers are not rated by any other independent nationally-recognized insurance industry rating organization or agency (such as the A.M. Best Company).

     S&P defines insurers rated "AA" as having very strong financial security characteristics, differing only slightly from those rated higher. Fitch defines insurance companies rated "AA" as possessing strong capacity to meet policyholder and contract obligations, risk factors are modest, and the impact of any adverse business and economic factors is expected to be very small. Moody's defines insurers rated "Aa" as offering exceptional financial security but appearing to have somewhat larger long-term risks than companies rated "Aaa". Ratings from S&P and Fitch are modified with a "+" or "-" sign to indicate the relative position of a company within its category. Moody's uses numeric modifiers to refer to the ranking within a group - with "1" being the highest and "3" being the lowest.

     When assigning a financial strength rating, S&P, Fitch, and Moody's generally consider: (i) the specific risks associated with the mortgage insurance industry, such as regulatory climate, market demand, growth, and competition; (ii) management depth, corporate strategy, and effectiveness of operations; (iii) historical operating results and expectations of current and future performance; and, (iv) long-term capital structure, the ratio of debt to equity, the ratio of risk to capital, near-term liquidity, and cash flow levels, as well as any reinsurance relationships and the financial strength ratings of such reinsurers. Ratings are based on factors relevant to policyholders, agents, insurance brokers, and intermediaries. Such ratings are not directed to the protection of investors and do not apply to any securities issued by the Company.

     Rating agencies issue financial strength ratings based, in part, upon a company's performance sensitivity to various economic depression scenarios. In determining capital levels required to maintain a company's rating, the rating agencies allow the use of different forms of capital including statutory capital, reinsurance and debt. In January 1998, the Company completed a $35 million private offering of notes due January 15, 2028. The notes, which are rated "A" by S&P and "A+" by Fitch, were issued to provide additional capital considered in the rating agency's depression models.

     S&P, Fitch, and Moody's will periodically review Triad's rating, as they do with all rated insurers. Ratings can be withdrawn or changed at any time by a rating agency. A reduction in the Company's rating by S&P, Fitch, or Moody's could materially impact the ability of the Company to write new business.

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

RISK-SHARING ARRANGEMENTS

     Triad's product offerings include captive mortgage reinsurance programs whereby an affiliate of a lender reinsures a portion of the insured risk on loans  originated  or  purchased  by  the  lender.  Triad  entered  the  captive reinsurance market in 1999 with the LEAPSM (Lower Entry- Additional Profitability) program. The LEAP program is an excess of loss mortgage reinsurance program that provides lenders an opportunity to share in the risk and return of mortgage insurance on loans the lender originates or services. Under LEAP, the lender may elect a risk band with a flexible entry and exit point. LEAP also permits cessions greater than the 25% industry standard arrangements that existed prior to this program. Ceded premium under captive reinsurance agreements represented 6.6% of direct written premiums in 2001 compared to 2.1% in 2000.

     In November 1999, Triad formed Triad Re Insurance Corporation ("Triad Re") as a wholly-owned sponsored captive reinsurance company domiciled in Vermont. Triad Re was formed to allow small and mid-sized lenders to participate in captive reinsurance arrangements with reduced up-front capital costs and without co-mingling its risk with other lenders. Triad Re was initially capitalized in February 2000, with regulatory capital of $1.0 million. As of December 31, 2001, approximately $8 million of Triad's risk in force had been ceded to sponsored captive reinsurer cells under participating agreements with Triad Re.

     Triad's captive reinsurance agreements provide for trust arrangements whereby the captive reinsurer is the grantor of the trust and Triad is the beneficiary of the trust. Trusts are established to support the reinsurers' obligations under the reinsurance agreements. The trust agreement includes covenants regarding minimum and ongoing capitalization, required reserves, authorized investments, and withdrawal of assets and is funded by ceded premium and investment earnings on trust assets as well as capital contributions by the reinsurer.

     The Company also has in place reinsurance agreements with non-affiliated reinsurers in association with certain of the Company's non-captive risk sharing programs. The reinsurance agreements are excess of loss contracts whereby the reinsurer will indemnify the Company with respect to losses covered as defined by the reinsurance agreements. In 2001, 2.1% of the Company's direct written premium was ceded to reinsurers under these agreements as compared to 1.9% in 2000.

     At the end of 2001, 34.6% of Triad's insurance in force had been insured under some type of risk-sharing arrangement as compared to 24.8% at the end of 2000. Risk-sharing arrangements represented 57.9% of Triad's traditional insurance written in 2001 as compared to 42.9% in 2000.

OTHER REINSURANCE

     Certain premiums and losses are assumed from and ceded to non-affiliated insurance companies under various quota share reinsurance agreements. The ceding agreement principally provides the Company with increased capacity to write business and achieve a more favorable geographic dispersion of risk. Less than 0.1% of Triad's risk in force at December 31, 2001, and direct premiums written in 2001 were ceded in quota share arrangements to non-affiliated reinsurance companies.

     Pursuant to deeper coverage requirements imposed by Fannie Mae and Freddie Mac, certain loans eligible for sale to such agencies with a loan-to-value ratio over 90% require insurance with a coverage percentage of 30% or more. Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the claim amount, and, as a result, the deeper coverage portion of such insurance must be reinsured. To minimize reliance on third-party reinsurers and to permit the Company to retain the premiums and related risk on deeper coverage business, Triad reinsures this deeper coverage business with its wholly-owned subsidiary, Triad Guaranty Assurance Corporation ("TGAC"). As of December 31, 2001, TGAC had assumed approximately $67.4 million in risk from Triad.

     The Company continues to maintain excess of loss reinsurance arrangements designed to protect the Company in the event of a catastrophic level of losses. In the first quarter of 2001, the Company voluntarily cancelled an excess of loss reinsurance contract maintained with a non-affiliated reinsurer. Also in the first quarter of 2001, the Company entered into a new agreement with a third-party reinsurer to provide excess of loss reinsurance coverage under terms similar to the cancelled agreement. The Company currently maintains $125 million of excess of loss reinsurance through non-affiliated reinsurers that have financial strength ratings of "AA" or better from Standard & Poor's.

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

     The following table shows default statistics as of December 31, 2001, and the preceding four year ends:

                               DEFAULT STATISTICS
                                                                             December 31
                                                                             -----------
                                                            2001       2000       1999       1998       1997
                                                            ----       ----       ----       ----       ----
Number of insured loans in force........................ 159,400    123,046    108,623     97,222     82,682
Number of loans in default..............................   1,420        740        690        518        388
Percentage of loans in default (default rate)...........   0.89%      0.60%      0.64%      0.53%      0.47%
Dollar amount of insured loans in default (000's).......$164,283    $77,423    $67,802    $50,882    $37,828
Dollar amount of direct risk (gross of reinsurance)
with respect to insured loans in default (000's)........ $43,678    $20,743    $18,108    $13,216     $9,249
Reserve per delinquent loan............................. $12,669    $20,253    $21,378    $23,442    $23,094

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

     Within 60 days after the claim has been filed, the Company has the option of either (i) paying the coverage percentage specified on the certificate of insurance (usually 12% to 35% of the claim), with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property, or (ii) paying 100% of the claim amount in exchange for the lender's conveyance of good and marketable title to the property to the Company, with the Company selling the property for its own account. The Company chooses the claim settlement option believed to cost the least. In general, the Company settles claims by paying the coverage percentage of the claim amount. At December 31, 2001, the Company held two properties with a combined net realizable value of $162,331 which were acquired by electing to pay 100% of the claim amount.

LOSS MITIGATION

     Once a default notice is received, the Company attempts to mitigate its loss. Through proactive intervention with insured lenders and borrowers, the Company has been successful in reducing the number and severity of its claims for loss. Loss mitigation techniques include pre-foreclosure sales, property sales after foreclosure, advances to assist distressed borrowers who have suffered a temporary economic setback, and the use of repayment schedules, refinances, loan modifications, forbearance agreements, and deeds-in-lieu of foreclosure. Such mitigation efforts typically result in a savings to the Company over the percentage coverage amount payable under the certificate of insurance. Through loss mitigation efforts, the Company paid out approximately 58% of its potential exposure on claims in 2001 compared to 68% in 2000 and 66% in 1999.

LOSS RESERVES

     The Company establishes reserves to provide for the estimated costs of settling claims on loans reported in default and estimates of loans in default which have not been reported. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans currently not in default. Although the Company believes that overall reserve levels at December 31, 2001, are adequate to meet future obligations, due to the inherent uncertainty of the reserving process there can be no assurance that reserves will prove to be adequate to cover ultimate loss developments.

     In determining the liability for unpaid losses related to outstanding defaults, the Company establishes loss reserves on a case-by-case basis using estimated claim rates (frequency) and claim amounts (severity) to estimate ultimate losses. The Company relies on historical experience in the estimation of claim rates and claim amounts. The Company also establishes reserves for the estimated costs of settling claims ("loss adjustment expenses" or "LAE"), which include, but are not limited to, legal fees and general expenses of administering the claims settlement process, and for losses and loss adjustment expenses incurred from defaults which have occurred but have not yet been reported to the insurer ("Incurred But Not Reported" or "IBNR").

     Management periodically reviews the loss reserve process in order to improve its estimate of ultimate losses. During the third quarter of 2001, management refined its methodology for setting loss reserves for outstanding defaults and for IBNR defaults. The enhancements made to the reserving process incorporate a more multi-dimensional analytical form, which gives effect to current economic conditions and profiles delinquencies by such factors as policy year, geography, and chronic late payment characteristics in addition to profiling them by age.

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

     The following table represents a reconciliation of the beginning and ending loss reserves (net of reinsurance) for the periods indicated:

          Reconciliation of Losses and Loss Adjustment Expense Reserves
                                                                                  Year Ended December 31
                                                                                  ----------------------
                                                                                      (in thousands)
                                                                   2001        2000         1999        1998        1997
                                                                   ----        ----         ----        ----        ----
Reserve for losses and LAE, net of related reinsurance
recoverables, at beginning of year...........................    $14,976     $14,723      $12,116     $ 8,909     $ 5,974

Add losses and LAE incurred in respect of defaults occurring in:

     Current year (1)........................................     14,219      11,229        9,322       7,953       6,023
     Prior years (1) (2).....................................     (5,200)     (3,642)      (2,211)       (944)       (846)
                                                                 -------     -------      -------     -------      ------
Total incurred losses and LAE................................      9,019       7,587        7,111       7,009       5,177

Deduct losses and LAE paid in respect of defaults occurring in:

     Current year............................................        286         574          236         267         210
     Prior years.............................................      5,727       6,760        4,268       3,535       2,032
                                                                 -------     -------      -------     -------      ------
Total payments...............................................      6,013       7,334        4,504       3,802       2,242
Reserve for losses and LAE, net of related reinsurance
recoverables, at end of year ................................     17,982      14,976       14,723      12,116       8,909

Reinsurance recoverables on unpaid losses and LAE, at
the end of year .............................................          9          11           28          27          51
                                                                 -------     -------      -------     -------      ------
Reserve for unpaid losses and LAE, before deduction
of reinsurance recoverables on unpaid losses, at
end of year..................................................    $17,991     $14,987      $14,751     $12,143      $8,960
                                                                 =======     =======      =======     =======      ======
---------------------

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

LENDER AND PRODUCT CHARACTERISTICS

     The following table reflects the percentage of direct gross risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated on December 31, 2001 and 2000:

                              Direct Risk in Force

                                                               December 31
                                                               -----------

Product Type:                                             2001            2000
                                                          ----            ----

Primary................................................  100.0%          100.0%
Pool...................................................    0.0%            0.0%

Total..................................................  100.0%          100.0%
                                                         ======          ======

 Direct Primary Risk in Force

                                                               December 31
                                                               -----------
                                                           2001           2000
                                                           ----           ----
Direct Risk in Force (dollars in millions).............  $4,582          $3,760
Lender Concentration (excludes bulk):
Top 10 lenders (by original applicant).................   42.3%           30.0%
LTV:
95.01% and above.......................................    2.3%            2.5%
90.01% to 95.00%.......................................   41.4%           50.7%
90.00% and below.......................................   56.3%           46.8%
                                                         ------          ------
Total..................................................  100.0%          100.0%
                                                         ======          ======
Loan Type:
Fixed..................................................   86.2%           94.9%
ARM (positive amortization) (1)........................   13.8%            5.1%
ARM (potential negative amortization) (2)..............    0.0%            0.0%
ARM (scheduled negative amortization) (2)..............    0.0%            0.0%
Other..................................................    0.0%            0.0%
                                                         ------          ------
Total..................................................  100.0%          100.0%
                                                         ======          ======
Mortgage Term:
15 years and under.....................................    3.8%            3.2%
Over 15 years..........................................   96.2%           96.8%
                                                         ------          ------
Total..................................................  100.0%          100.0%
                                                         ======          ======
Property Type:
Noncondominium (principally single-family detached)....   95.2%           96.2%
Condominium............................................    4.8%            3.8%
                                                         ------          ------
Total..................................................  100.0%          100.0%
                                                         ======          ======
Occupancy Status:
Primary residence......................................   95.9%           98.1%
Second home............................................    1.7%            1.2%
Nonowner occupied......................................    2.4%            0.7%
                                                         ------          ------
Total..................................................  100.0%          100.0%
                                                         ======          ======
Mortgage Amount:
$200,000 or less.......................................   70.8%           82.3%
Over $200,000..........................................   29.2%           17.7%
                                                         ------          ------
Total..................................................  100.0%          100.0%
                                                         ======          ======
------------------
(1) Refers to loans where payment adjustments are the same as mortgage interest rate adjustments.
(2) Scheduled negative amortization is defined by the Company as the increase in loan balance that will occur if interest rates do not change. Loans with potential negative amortization will not have increasing principal balances unless interest rates increase.

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

     Approximately 2.3% of the Company's risk in force is comprised of loans with an LTV greater than 95%. These high LTV loans are offered primarily to low and moderate income borrowers. The Company believes that these "affordable housing" loans have higher risks than its other insured business and has often attracted borrowers with weak credit histories, generally resulting in higher loss ratios. In keeping with the Company's established risk strategy, the Company has not aggressively solicited this segment of the industry. The Company does not routinely delegate the underwriting of high LTV loans.

     In 2000 the State of Illinois Insurance Department, as well as the insurance departments of several other states, began to permit mortgage insurers to write coverage on loans in excess of 97% up to 100% and, in certain instances, up to 103%. This determination was made in response to the development by certain entities in the mortgage securitization market, including Fannie Mae and Freddie Mac, of programs that allowed LTV's in excess of 97%. These programs are designed to accommodate the credit-worthy borrower who lacks the ability or interest to provide a down payment on a home. The Company accepts loans with LTV's greater than 97% on a limited basis.

     The Company actively pursues only positively amortizing ARMs with industry standard caps. Payments on these loans adjust fully with interest rate adjustments. To date, the performance of the Company's ARM loans has been consistent with that of its fixed rate portfolio. However, since historical claim frequency data on ARMs has not yet been tested during a prolonged period of economic stress, there can be no assurance that claim frequency on ARMs may not eventually be higher, particularly during a period of rising interest rates combined with decreasing housing prices. In its normal course of operations, the Company's existing underwriting policy does not permit coverage of ARMs with "scheduled" negative amortization. ARMs with "potential" negative amortization characteristics due to possible interest rate increases and borrower payment option changes are accepted under limited conditions for approved lenders.

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

     Loans on primary residences that were owner occupied at the time of loan origination constituted approximately 96% of the Company's risk in force at December 31, 2001. Because management believes that loans on non-owner occupied properties represent a substantially higher risk of claim incidence and are subject to greater value declines than loans on primary homes, the Company does not actively pursue these loans.

     The Company's book of business is less mature than that of the private mortgage insurance industry as a whole, with the Company's direct risk in force having a weighted average life of 2.6 years at December 31, 2001 and 2.8 years at December 31, 2000, compared to an estimated industry average of 3.1 years at December 31, 2001.

     The following table shows the percentage of direct risk in force as of December 31, 2001, for policies written from 1988 through 2001, as well as the cumulative loss ratio (calculated as losses paid divided by premiums written, in each case for a particular certificate year) which has developed through December 31, 2001, for the policies written during the years indicated and
excludes    the    effects   of    reinsurance:

  Certificate                            Percent    Cumulative Ratio of Losses
     Year        Direct Risk in Force   of Total    Paid to Premiums Written(1)
  -----------    --------------------   --------    ---------------------------
                   (in millions)
     1988             $ 0.5               0.0%                 15.3%

     1989               0.6               0.0                  24.0

     1990               1.3               0.0                  18.7

     1991               5.4               0.1                  11.9

     1992              16.7               0.4                   8.5

     1993              53.3               1.2                   5.2

     1994              49.0               1.1                   9.8

     1995              83.9               1.8                  11.7

     1996             134.5               2.9                  11.7

     1997             272.6               5.9                   7.2

     1998             666.9              14.6                   3.3

     1999             621.6              13.6                   2.4

     2000             649.2              14.2                   2.5

     2001           2,026.0              44.2                   0.0
                  ---------             -----

     Total        $ 4,581.5             100.0%
                  =========             =====
---------------
(1) Claim activity is not spread evenly throughout the coverage period of the book of business. Based on the Company's and the industry's historical experience, claims incidence is highest in the third through sixth years after loan origination, and relatively few claims are paid during the first two years after loan origination. Thus, the cumulative loss experience of recent certificate years is not indicative of ultimate losses.

GEOGRAPHIC DISPERSION

     The following tables reflect the percentage of direct risk in force on the Company's book of business (by location of property) for the top ten states and the top ten metropolitan statistical areas ("MSAs") as of December 31, 2001:



                 Top Ten States                       Top Ten MSAs
         -----------------------------   --------------------------------------
                           December 31                              December 31
                              2001                                      2001
                           -----------                              -----------

         California           14.9%      Chicago, IL                     6.1%

         Florida               7.5       Los Angeles/Long Beach, CA      3.3

         Texas                 7.3       Atlanta, GA                     3.2

         Illinois              6.7       Phoenix/Mesa, AZ                2.4

         Georgia               6.2       Houston, TX                     1.9

         North Carolina        5.7       Riverside/San Bernardino, CA    1.5

         Pennsylvania          4.0       Philadelphia, PA                1.5

         Colorado              3.6       Denver, CO                      1.4

         Arizona               3.4       Dallas, TX                      1.4

         Virginia              3.3       Oakland, CA                     1.4
                              ----                                      ----
         Total               62.6%       Total                          24.1%
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

     At December 31, 2001, the Company's total investment portfolio had a fair market value of $277.2 million and did not include any real estate or mortgage loans. The investment portfolio was composed of approximately 89% fixed maturity securities, 4% equities, and 7% short-term investments.

     Liquidity is sought through cash equivalent investments and through diversification and investment in publicly traded securities. The Company attempts to maintain a level of liquidity and a duration in its investment portfolio consistent with its business outlook and the expected timing, direction, and degree of changes in interest rates. As of December 31, 2001, no investment in the securities of any single issuer (other than the U.S. government and its agencies) exceeded 2% of the Company's investment portfolio.

     The Company's investment policies and strategies are subject to change depending upon regulatory, economic, and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     The following table shows the results of the Company's investment portfolio for the periods indicated:


                          Investment Portfolio Results

                                                    2001            2000           1999             1998           1997
                                                    ----            ----           ----             ----           ----
Average investments (1)................     $252,508,660    $212,029,383   $183,987,661     $151,711,923   $103,804,750

Pre-tax net investment income..........     $ 14,764,536    $ 12,645,321   $ 10,545,663     $  9,289,026   $  6,234,142

Effective pre-tax yield (1)............             5.8%            6.0%           5.7%             6.1%           6.0%

Tax-equivalent yield (2)...............             8.0%            8.2%           7.7%             7.9%           8.0%

Pre-tax realized gain on sale of
         investments...................     $    296,974    $    285,849   $  1,153,191     $    880,502   $     34,330
---------------------

(1)  Based on historical cost adjusted for amortization and accretion of premium and discount.
(2)  Based on book value and the Company's marginal tax rate.

     The diversification of the Company's investment portfolio at December 31, 2001, is shown in the table below:

                      Investment Portfolio Diversification

                                                                     December 31, 2001
                                                       -----------------------------------------------

                                                       Amortized Cost        Fair Value    Percent (1)
                                                       --------------        ----------    -------
 Available-for-sale securities:
    Fixed maturity securities:

       U. S. government obligations.................     $ 12,164,542      $ 12,645,657       4.6%

       Mortgage-backed bonds........................          253,277           277,834       0.1

       State and municipal bonds....................      177,780,714       178,047,417      64.2

       Corporate bonds..............................       55,463,919        55,014,611      19.8
                                                         ------------      ------------
           Total fixed maturities...................      245,662,452       245,985,519

     Equity securities..............................       11,308,230        12,476,030       4.5
                                                         ------------      ------------
           Total available-for-sale securities......      256,970,682       258,461,549

     Short-term investments.........................       18,738,590        18,738,590       6.8
                                                         ------------      ------------     -----
                                                         $275,709,272      $277,200,139     100.0%
                                                         ============      ============     =====
---------------------

(1)  Percentage of fair value.

     The following table shows the scheduled maturities at December 31, 2001, of the fixed maturity securities held in the Company's investment portfolio:

                     Investment Portfolio Scheduled Maturity

                                                       December 31, 2001
                                                   --------------------------
                                                    Fair Value        Percent
                                                    ----------        -------

 One year or less................................   $1,968,163          0.8%

 After one year through five years...............   23,344,601          9.5

 After five years through ten years..............   38,171,721         15.5

 After ten years though twenty years.............  120,818,081         49.1

 After twenty years..............................   61,405,119         25.0

 Mortgage-backed securities (1)..................      277,834          0.1
                                                  ------------        -----
           Total................................. $245,985,519        100.0%
                                                  ============        =====
  ---------------------
(1)Substantially all of these securities are guaranteed by U.S. Government Agencies.

     The following table shows the ratings of the Company's investment portfolio as of December 31, 2001 and December 31, 2000:

                         Investment Portfolio by Rating

                                                            December 31,  2001              December 31, 2000
                                                         ------------------------      --------------------------
 Rating(1)                                               Fair Value       Percent       Fair Value        Percent
                                                         ----------       -------       ----------        -------
 Fixed maturities:
          U.S. Treasury and U.S. agency bonds.....      $ 12,923,491        5.3%       $  5,217,023         2.6%

          AAA.....................................       119,417,729       48.5          79,443,654         39.0

          AA......................................        28,573,877       11.6          27,253,100         13.4

          A.......................................        42,723,692       17.4          51,479,757         25.1

          BBB.....................................        26,086,166       10.6          23,359,844         11.5

          BB......................................         9,348,004        3.8           8,000,251          3.9

          B.......................................         4,420,279        1.8           5,418,940          2.7

          C.......................................           215,060        0.1              57,000          0.0

          D.......................................           120,250        0.0             168,983          0.1

          NR......................................         2,156,971        0.9           3,526,100          1.7
                                                       -------------      -----       -------------        -----
               Total fixed maturities.............     $ 245,985,519      100.0%      $ 203,924,652        100.0%
                                                       =============      =====       =============        =====
 Equities:

          AAA.....................................     $     358,556        2.9%      $     483,125          4.3%

          AA......................................         2,301,250       18.4                   0          0.0

          A.......................................         4,860,365       39.0           7,038,892         63.5

          BBB.....................................         1,403,732       11.2             970,568          8.8

          BB......................................           631,515        5.1                   0          0.0

          B.......................................         2,920,612       23.4           2,595,940         23.4
                                                       -------------      -----       -------------        -----
                 Total equities....................    $  12,476,030      100.0%      $  11,088,525        100.0%
                                                       -------------      =====       -------------        =====
 Total portfolio..................................     $ 258,461,549                  $ 215,013,177
                                                       =============                  =============
---------------------

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

     Triad is required by Illinois insurance laws to provide for a contingency reserve in an amount equal to at least 50% of earned premiums in its statutory financial statements. Such reserves must be maintained for a period of 10 years except in circumstances where high levels of losses exceed regulatory thresholds. The contingency reserve, designed to provide a cushion against the effect of adverse economic cycles, has the effect of reducing statutory surplus and restricting dividends and other distributions by Triad. At December 31, 2001, Triad had statutory policyholders' surplus of $105.3 million and a statutory contingency reserve of $193.7 million. At December 31, 2000, Triad had statutory policyholders' surplus of $101.0 million and a statutory contingency reserve of $150.8 million. Triad's statutory earned surplus was $21.6 million at year-end 2001 and $17.3 million at year-end 2000, reflecting growth in statutory net income greater than the increase in the statutory contingency reserve.

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

     As the dominant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage guaranty insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for such insurers to be eligible to insure loans sold to such agencies. Freddie Mac's current eligibility requirements impose limitations on the types of risk insured, standards for geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, and financial requirements which generally mirror state insurance regulatory requirements. These requirements are subject to change from time to time. Freddie Mac most recently modified its eligibility guidelines in June 2000. The new guidelines include financial requirements for captive reinsurance transactions in general and additional financial requirements for captive arrangements that permit premium cessions greater than 25%. Fannie Mae also has eligibility requirements, although such requirements are not published. Triad is an approved mortgage insurer for both Freddie Mac and Fannie Mae and meets all eligibility requirements. There can be no assurance, however, that such requirements or the interpretation of the requirements will not change or that Triad will continue to meet such requirements. In addition, to the extent Fannie Mae or Freddie Mac assumes default risk for itself that would otherwise be insured, changes current guarantee fee arrangements, allows alternative credit enhancements, alters or liberalizes underwriting guidelines on low down payment mortgages it purchases, or otherwise changes its business practices or processes with respect to such mortgages, private mortgage insurers may be affected. Triad could be particularly adversely affected if changes in eligibility requirements regarding captive arrangements that permit premium cessions greater than 25% were to impede Triad's ability to offer this form of captive reinsurance.

     Government Sponsored Enterprises (GSEs) Fannie Mae and Freddie Mac both accept reduced mortgage insurance coverage from lenders that deliver loans approved by the GSEs' automated underwriting services, Desktop Underwriter and Loan Prospector, respectively. Generally, Fannie Mae's and Freddie Mac's reduced mortgage insurance coverage options provide for: (i) across-the-board reductions in required MI coverage on 30-year fixed-rate loans recommended for approval by the GSEs' automated underwriting services to the levels in effect in 1994; (ii) reduction in required MI coverage for loans with only a 5% down payment (a 95%
LTV) from 30% to 25% of the mortgage loan covered by MI; and, (iii) reduction in required MI coverage for loans with a 10% down payment (a 90% LTV loan) from 25% to 17% of the mortgage loan covered by MI. In addition, the GSEs have implemented other programs that further reduce MI coverage upon the payment of an additional fee by the lender. Under this option, a 95% LTV loan will require 18% of the mortgage loan to have mortgage insurance coverage. Similarly, a 90% LTV loan will require 12% of the mortgage loan to have mortgage insurance. In order for the homebuyer to have MI at these levels, such loans would require a payment at closing or a higher note rate.

     Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase mortgages or mortgage-backed securities unless the private mortgage insurance on the mortgages has been issued by an insurer with a financial strength rating of at least "AA-" from S&P or Fitch or a rating of at least "Aa3" from Moody's. Fannie Mae and Freddie Mac require mortgage guaranty insurers to maintain two ratings of "AA-" or better. Triad has a financial strength rating of "AA" from S&P and Fitch and a rating of "Aa3" from Moody's. S&P, Fitch, and Moody's include Triad's consolidated operations and financial position in determining the rating. There can be no assurance that Triad's rating, the method by which this rating is determined, or the eligibility requirements of Fannie Mae and Freddie Mac will not change.

     The Real Estate Settlement and Procedures Act of 1974 ("RESPA") applies to most residential mortgages insured by Triad, and related regulations provide that the provision of services involving mortgage insurance is a "settlement service" for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA prohibits persons from accepting anything of value for referring real estate settlement services to any provider of such services. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well.

     Various lawsuits filed in US district court in Augusta, Georgia as well as other jurisdictions against each of the national mortgage insurers, including the Company, assert that defendant mortgage insurers have violated RESPA guidelines by offering pool insurance, captive reinsurance, contract underwriting, and other services at preferential below market prices as an illegal inducement to persuade lenders to use those mortgage insurers for primary insurance coverage. The lawsuits seek class action status. Three mortgage insurers have entered into settlements of the lawsuits. In August 2000, Triad filed a motion for summary judgement in the case which was granted on February 13, 2001. The summary judgement was overturned by the 11th Circuit Court of Appeals in January 2002. In overturning the judgement, the court addressed the applicability of the McCarron-Ferguson Act (regarding federal preemption of state law) to the case; it did not address the merits of the case. The Company believes the reversal was based on factual error and a motion for rehearing has been filed. Triad believes that its products and services comply with RESPA as well as all other applicable laws and regulations. While the ultimate outcome of the RESPA litigation is uncertain, the litigation is not expected to have a material adverse affect on the financial position of the Company.

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

     The Homeowners Protection Act of 1998, effective July 29, 1999, provides for certain termination and cancellation requirements for borrower-paid mortgage insurance and requires mortgage lenders to periodically update borrowers about their private mortgage insurance. Under the legislation, borrowers may generally request termination of mortgage insurance once the LTV reaches 80%, provided that certain conditions are met. The legislation further requires lenders to automatically cancel borrower-paid private mortgage insurance when home equity reaches 78% if certain conditions are met. The legislation also requires lenders to notify borrowers that they have private mortgage insurance and requires certain disclosures to borrowers of their rights under the law. Because most mortgage borrowers who obtain private mortgage insurance do not achieve 20% equity in their homes before the homes are sold or the mortgages refinanced, the Company has not lost and does not expect to lose a significant amount of its insurance in force due to the enactment of this legislation.

INDIRECT REGULATION

     The Company, Triad, and Triad's subsidiaries are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers, such as the FHA and the Department of Veterans Affairs ("VA"), as well as lenders. Private mortgage insurers, including Triad, are highly dependent upon federal housing legislation and other laws and regulations which affect the demand for private mortgage insurance and the housing market generally. For example, housing legislation enacted in 1992 permits up to 100% of borrower closing costs to be financed by loans insured by FHA, a significant increase from the previous 57% limit. Also, in April 1994, HUD reduced the initial premium (payable at loan origination) for FHA insurance from 3.0% to 2.25%. FHA loan limits are adjusted in response to changes in the Freddie Mac/Fannie Mae conforming loan limits. Currently, the maximum individual loan amount that the FHA can insure is $261,609. The maximum individual loan amount the VA can insure presently is $203,000. The maximum loan amounts that the FHA and VA can insure are subject to adjustment and may increase in the future. Any future legislation that increases the number of persons eligible for FHA or VA mortgages could have an adverse effect on Triad's ability to compete with the FHA or VA.

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

     In July 2001, the Office of Federal Housing Enterprise Oversight (OFHEO) released its initial risk-based capital rules for Fannie Mae and Freddie Mac. The regulation provided a more preferential capital credit for insurance from a "AAA" rated private mortgage insurer than for insurance from a "AA" rated private mortgage insurer. In December 2001, OFHEO announced proposed revisions to the risk-based capital rules for Fannie Mae and Freddie Mac. Among the proposed revisions, the new rule reduced, but did not eliminate, the capital charge differential between insurance from a "AAA" rated private mortgage insurer and insurance from a "AA" rated private mortgage insurer. In addition, the proposed phase-in period was extended from five years to ten years. The rule was finalized in February 2002 and became effective in March. The continued presence of a capital charge differential could adversely affect Triad. Triad is evaluating various business approaches and options available to address the capital differential contained in the rule. What response, if any, Triad makes and the ultimate impact of the regulation on Triad is unknown at this time.

     Fannie Mae and Freddie Mac each provide their own automated underwriting system to be used by mortgage originators selling mortgages to them. These systems, which are provided by Triad as a service to the Company's contract underwriting customers, streamline the mortgage process and reduce costs. The increased acceptance of these products is driving the automation of the process by which mortgage originators sell loans to Fannie Mae and Freddie Mac, a trend which is expected to continue. As a result, Fannie Mae and Freddie Mac could develop the capability to become the decision maker regarding selection of a private mortgage insurer for loans sold to them, a decision traditionally made by the mortgage originator. The Company, however, is not aware of any plans to do so. The concentration of purchasing power that would be attained if such development in fact occurred could adversely affect, from the Company's perspective, the terms on which mortgage insurance is written on loans sold to Fannie Mae and Freddie Mac.

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

     In 1996, the Office of the Comptroller of the Currency ("OCC") granted permission to national banks to have a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated, purchased, or serviced by such banks. Several subsequent applications by banks to offer reinsurance have been approved by the OCC including at least one request to engage in quota share reinsurance. The OTS, which regulates thrifts and savings institutions, has approved applications for such captive arrangements as well. The reinsurance subsidiaries of national banks or savings institutions could become significant competitors of the Company in the future.

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

EMPLOYEES

     As of December 31, 2001, the Company employed 209 persons. Employees are not covered by any collective bargaining agreement. The Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Name                          Position                                     Age
----                          --------                                     ---
William T. Ratliff, III       Chairman of the Board of                     48
                              the Company and Triad

Darryl W. Thompson            President, Chief Executive                   61
                              Officer, and Director of the
                              Company and Triad

Ron D. Kessinger              Executive Vice President and                 47
                              Chief Financial Officer of the
                              Company and Triad

Henry B. Freeman              Senior Vice President of Triad               52

Earl F. Wall                  Senior Vice President, Secretary,            44
                              and General Counsel of the
                              Company and Triad

Michael R. Oswalt             Senior Vice President, Treasurer,            40
                              and Principal Accounting Officer
                              of the Company and Triad

     WILLIAM T. RATLIFF, III has been the Chairman of the Board of the Company since 1993. Mr. Ratliff has also been Chairman of the Board of Triad since 1989, President of CIC since 1990 and was President and General Partner of CML from 1987 to 1995. Since 1995, he has served as President of Collat, Inc., CML's corporate general partner. Mr. Ratliff has been Chairman of New South Federal Savings Bank ("New South") since 1986 and President and Director of New South Bancshares, Inc., New South's parent company, since 1994. From March 1994, until December 1996, Mr. Ratliff served as President of Southwide Life Insurance Corp., of which he had been Executive Vice President since 1993. Mr. Ratliff joined CML in 1981 after completing his doctoral degree with a study of planning processes in an insurance company. Previously, he trained and worked as an educator, counselor, and organizational consultant.

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

     MICHAEL R. OSWALt has been Senior Vice President and Treasurer of the Company since December 1999. Mr. Oswalt has been a Senior Vice President and Treasurer of Triad since November 1999. Mr. Oswalt was Controller of the Company from March 1994 to October 2001 and he was Controller of Triad from June 1996 to October 2001. Mr. Oswalt was Vice President of the Company and Triad from December 1994 to December 1999. Mr. Oswalt previously served as Vice President and Controller of CIC and Southwide Life Insurance Corp. from February 1994, until June 1996. From January 1993, to February 1994, Mr. Oswalt was employed by Complete Health Services, Inc. where he performed internal audit services. From 1991 to 1993, Mr. Oswalt was employed by Arthur Andersen & Co. Prior to joining Arthur Andersen & Co., Mr. Oswalt was employed by Deloitte & Touche from 1988 to 1991. Mr. Oswalt is a certified public accountant.

     Officers of the Company serve at the discretion of the Board of Directors of the Company.

ITEM 2.       PROPERTIES.
-------       -----------

     As of December 31, 2001, the Company leases office space in its Winston-Salem headquarters and its eleven underwriting offices located throughout the country comprising approximately 56,000 square feet under leases expiring between 2002 and 2008 and which require annual lease payments of approximately $1.2 million in 2002. With respect to all facilities, the Company has, or believes it will be able to obtain, lease renewals on satisfactory terms. The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

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

     Triad is a defendant in Patton v. Triad. This action was commenced on June 30, 2000 with the filing of a complaint in Federal District Court for the Southern District of Georgia seeking class action status on behalf of a nationwide class of home mortgage borrowers. The complaint alleges that Triad violated the Real Estate Settlement Procedures Act ("RESPA") by entering into transactions with lenders (including captive mortgage reinsurance and contract underwriting) that were not properly priced, in return for the referral of mortgage insurance. In August 2000, Triad filed a motion for summary judgement in the case which was granted on February 13, 2001. The summary judgement was overturned by the 11th Circuit Court of Appeals in January 2002. In overturning the judgement, the court addressed the applicability of the McCarron-Ferguson Act (regarding federal preemption of state law) to the case; it did not address the merits of the case. The Company believes the reversal was based on factual error and a motion for rehearing has been filed. While the ultimate outcome of the RESPA litigation is uncertain, the litigation is not expected to have a material adverse affect on the financial position of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------       ----------------------------------------------------

         None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY
-------       AND RELATED STOCKHOLDER MATTERS.
              --------------------------------

     The Company's Common Stock trades on The Nasdaq Stock Market(R) under the symbol "TGIC." At December 31, 2001, 13,691,672 shares were issued and outstanding. The following table sets forth the highest and lowest closing prices of the Company's Common Stock, $0.01 par value, as reported by Nasdaq during the periods indicated.


                                      2001                      2000
                                      ----                      ----
                                High       Low            High        Low
                                ----       ---            ----        ---

       First Quarter......... $35.438    $26.688        $22.625     $14.875

       Second Quarter........ $40.000    $30.125        $23.438     $18.250

       Third Quarter......... $39.750    $29.650        $29.750     $21.500

       Fourth Quarter ....... $36.530    $30.400        $34.250     $26.250


     As of March 12, 2002, the number of stockholders of record of Company Common Stock was approximately 400. In addition, there were an estimated 3,400 beneficial owners of shares held by brokers and fiduciaries.

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

ITEM 6.       SELECTED FINANCIAL DATA.
-------       ------------------------

                                                                           Year Ended December 31
                                                    ---------------------------------------------------------------
                                                         2001         2000         1999        1998          1997
                                                         ----         ----         ----        ----          ----
Income Statement Data (for period ended):                    (Dollars in thousands, except per share amounts)
Premiums written:
     Direct..................................       $    95,551  $    76,867  $    65,381  $    52,974  $    40,083
     Assumed.....................................             4            8           11           13           20
     Ceded.......................................       (10,557)      (4,993)      (1,665)      (1,090)      (1,772)
                                                    -----------  -----------  -----------  -----------  -----------
                                                    $    84,998  $    71,882  $    63,727  $    51,897  $    38,331
                                                    ===========  ===========  ===========  ===========  ===========
Earned premiums..................................   $    84,356  $    71,843  $    63,970  $    52,822  $    38,522
Net investment income............................        14,765       12,645       10,546        9,289        6,234
Realized investments gains ......................           297          286        1,153          880           34
Other income.....................................         1,892           37           13           14            8
                                                    -----------  -----------  -----------  -----------  -----------
     Total revenues..............................       101,310       84,811       75,682       63,005       44,798

Net losses and loss adjustment expenses..........         9,019        7,587        7,111        7,009        5,177
Interest expense on debt.........................         2,771        2,770        2,780        2,554           --
Amortization of deferred policy acquisition cost.        11,712        8,211        6,955        5,955        4,120
Other operating expenses (net of acquisition
        cost deferred)...........................        18,136       16,008       15,061       12,435       10,257
                                                    -----------  -----------  -----------  -----------  -----------
Income before income taxes.......................        59,672       50,235       43,775       35,052       25,244
Income taxes.....................................        18,413       15,237       13,365       10,678        8,002
                                                    -----------  -----------  -----------  -----------  -----------
Net income.......................................   $    41,259  $    34,998  $    30,410  $    24,374  $    17,242
                                                    ===========  ===========  ===========  ===========  ===========
     Basic earnings per share ...................   $      3.05  $      2.63  $      2.28  $      1.83  $      1.30
     Diluted earnings per share .................   $      2.95  $      2.55  $      2.23  $      1.76  $      1.26
                                                    -----------  -----------  -----------  -----------  -----------
Weighted average common and common share
     equivalents outstanding
         Basic ..................................    13,545,725   13,321,901   13,312,104   13,342,749   13,291,160
         Diluted.................................    13,977,435   13,726,088   13,640,716   13,843,382   13,713,538

Balance Sheet Data (at year end):
     Total assets (1)............................   $   396,455  $   328,377  $   263,141  $   230,512  $   155,272
     Total invested assets.......................   $   277,200  $   232,025  $   191,564  $   177,301  $   119,877
     Losses and loss adjustment expenses.........   $    17,991  $    14,987  $    14,751  $    12,143  $     8,960
     Unearned premiums...........................   $     7,650  $     6,933  $     6,831  $     7,055  $     7,988
     Long-term debt .............................   $    34,473  $    34,467  $    34,462  $    34,457  $        --
     Stockholders' equity........................   $   246,070  $   199,831  $   157,072  $   137,531  $   111,781

Statutory Ratios (2):
     Loss ratio..................................         10.7%        10.6%        11.1%        13.3%        14.2%
     Expense ratio...............................         39.9%        37.4%        40.5%        42.3%        42.5%
                                                    -----------  -----------  -----------  -----------  -----------
     Combined ratio..............................         50.6%        48.0%        51.6%        55.6%        56.7%
                                                    ===========  ===========  ===========  ===========  ===========
GAAP Ratios:
     Loss ratio..................................         10.7%        10.6%        11.1%        13.3%        13.4%
     Expense ratio...............................         35.1%        33.7%        34.5%        35.4%        37.5%
                                                    -----------  -----------  -----------  -----------  -----------
     Combined ratio..............................         45.8%        44.3%        45.6%        48.7%        50.9%
                                                    ===========  ===========  ===========  ===========  ===========
Other Statutory Data (dollars in millions) (2):
     Direct insurance in force...................   $  21,726.0  $  15,123.5  $  13,038.0  $  11,256.6  $   9,176.7
     Direct risk in force (gross)................   $   4,581.5  $   3,760.0  $   3,222.5  $   2,777.4  $   2,231.4
     Risk-to-capital.............................        15.0:1       14.8:1       15.4:1       16.2:1       19.3:1
----------------

(1) Periods prior to 1999 have been restated to reflect reclassification of Tax and Loss bonds.
(2) Based on statutory accounting practices and derived from consolidated statutory financial statements of Triad.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------        FINANCIAL CONDITION AND RESULTS OF OPERATION
              --------------------------------------------

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

     Net income for 2001 increased 17.9% to $41.3 million from $35.0 million in 2000. This improvement was led by a 17.4% increase in earned premiums and a 16.8% increase in net investment income. Net income for 2001 also included the receipt of a nonrecurring payment of approximately $1.9 million related to the voluntary cancellation of an excess of loss reinsurance contract. The payment was reported as other income in the first quarter of 2001.

     Net income per share on a diluted basis increased 15.8% to $2.95 for 2001 from $2.55 per share for 2000. Operating earnings per share were $2.94 for 2001 compared to $2.54 for 2000, an increase of 15.8%. Operating earnings per share exclude approximately $297,000 of net realized investment gains in 2001 and $286,000 in 2000. Operating earnings in 2001 include approximately $0.09 per share related to the nonrecurring payment.

     Insurance written for 2001 was $13.3 billion compared to $4.4 billion in 2000, an increase of 199%. Insurance written for the fourth quarter of 2001 increased 254% to $4.8 billion from $1.3 billion in the fourth quarter of 2000. Traditional flow production was $8.5 billion in 2001 compared to $4.4 billion in 2000, an increase of 92.6%. For the fourth quarter, traditional flow production in 2001 increased 115% to $2.9 billion from $1.3 billion in 2000. The increase in insurance written from traditional flow production was driven primarily by new and expanding relationships with national lenders, strong demand for risk-sharing arrangements, and a lower interest rate environment which increased refinance activity and overall mortgage origination activity.

     Insurance written for 2001 also included approximately $4.7 billion ($1.9 billion in the fourth quarter) attributable to structured bulk transactions. For the comparable periods of 2000, there was no insurance written attributable to these transactions. Structured bulk transactions involve insuring a group of loans where the insured loans have individual loan level coverage and frequently include an aggregate stop-loss limit applied to the entire group of insured loans. The bulk market can be divided into three broad segments: the Prime segment (fully underwritten loans, high credit scores, low LTVs), the Alternative - A segment (generally high credit score, low LTV loans that have been underwritten with reduced documentation), and the Sub-prime segment (higher risk loans with lower credit scores). The Company does not participate in the Sub-prime segment of the market.

     Consolidation within the mortgage origination industry and Triad's continued focus on national lenders has resulted in a greater percentage of production volume being concentrated among a smaller customer base. The loss of one or more of these significant customers could have a significant adverse effect on the Company's business. However, to date, the Company's market share

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED
              -----------------------------------------------------------


has continued to increase. According to industry data, Triad's national market share of net new primary insurance written increased to 3.6% for all of 2001 (4.0% for the fourth quarter) from 2.7% for all of 2000. Net new primary insurance written excludes insurance placed upon loans more than 12 months after loan origination, insurance placed upon loans already covered by primary mortgage insurance, and insurance placed upon loans where lender exposure is effectively reduced below defined minimums. This treatment is consistent with the new definitions adopted by the Company and the industry in the third quarter of 2001 regarding the computation of new insurance written for market share purposes. The Company's market share reported for 2000 did not include any bulk transactions, as the Company wrote no new insurance in 2000 attributable to these transactions. Total direct insurance in force reached $21.7 billion at December 31, 2001, compared to $15.1 billion at December 31, 2000, an increase of 43.7%.

     Total direct premiums written were $95.6 million for 2001, an increase of 24.3% compared to $76.9 million for 2000. Net premiums written increased by 18.2% to $85.0 million in 2001 from $71.9 million for 2000. Earned premiums increased 17.4% to $84.4 million for 2001 from $71.8 million for 2000. This growth in written and earned premium resulted from record levels of insurance written offset by the impact of a declining persistency rate due to a high level of mortgage refinancings.

     Growth in direct premiums written was partially offset by an increase in ceded premiums written. Driven primarily by increases in risk-sharing arrangements and also by excess of loss reinsurance, ceded premiums written increased 111% to $10.6 million from $5.0 million in 2000. The Company's premium cede rate (the ratio of ceded premiums written to direct premiums written) was 11.0% for 2001 compared to 6.5% for 2000. Approximately 37.3% of insurance written (57.9% excluding bulk transactions) during 2001 is subject to captive mortgage reinsurance and other risk-sharing arrangements compared to 42.9% of insurance written in 2000. Management anticipates ceded premiums will continue to increase as a result of the expected increase in risk-sharing programs.

     Refinance activity was 35.8% (43.3% in the fourth quarter) of insurance written in 2001 compared to 13.2% (15.2% in the fourth quarter) in 2000. Persistency, or the amount of insurance in force remaining from one-year prior, was 67.6% at December 31, 2001, compared to 82.6% at December 31, 2000. The increase in refinance activity and the decrease in persistency are reflective of the current low interest rate environment.

     Net investment income for 2001 was $14.8 million, a 16.8% increase over $12.6 million in 2000. This increase is the result of growth in the average balance of invested assets by $40.5 million to $252.5 million for the year ended December 31, 2001, from $212.0 million for 2000. The growth in invested assets

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED
              -----------------------------------------------------------

is attributable to normal operating cash flow. The pre-tax yield on average invested assets decreased to 5.8% for 2001 as compared to 6.0% for all of 2000, reflecting the current low interest rate environment. The portfolio's tax-equivalent yield was 8.0% for 2001 versus 8.2% for 2000. Based on fair value, approximately 72% of the Company's fixed maturity portfolio at December 31, 2001, was composed of state and municipal tax-preferred securities as compared to approximately 70% at December 31, 2000. At December 31, 2001, based on fair value, approximately 93% of the Company's fixed maturity portfolio was either a U.S. government or U.S. agency obligation or was rated investment grade by at least one nationally recognized securities rating organization compared to approximately 92% of the Company's fixed maturity portfolio at December 31, 2000.

     In the first quarter of 2001, the Company recognized a nonrecurring incentive payment of approximately $1.9 million related to voluntary cancellation of an excess of loss reinsurance contract maintained by the Company with a non-affiliated reinsurer. This payment was accounted for as other income. The Company also established excess of loss reinsurance coverage through a separate third-party reinsurer in the first quarter of 2001 under terms similar to the cancelled agreement.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 18.9% in 2001 to $9.0 million from $7.6 million in 2000. This rise reflects increased levels of insurance in force. The Company's loss ratio (the ratio of net incurred losses to earned premiums) was 10.7% for 2001 compared to 10.6% for 2000. The loss ratio was 13.2% for the fourth quarter of 2001 compared to 10.6% for the fourth quarter of 2000. As of December 31, 2001, there were no incurred losses related to the Company's bulk business.

     As of December 31, 2001, approximately 76% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on insurance written in previous years has been quite favorable, management does not expect losses to remain at the low levels currently reported. The Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Furthermore, changes in the economic environment could accelerate paid and incurred loss development. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is impossible to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

     Amortization of deferred policy acquisition costs increased by 42.6% to $11.7 million in 2001 from $8.2 million for 2000. The increase in amortization reflects growth in deferred policy acquisition costs related to the expansion of the Company's insurance in force and accelerated amortization due to higher cancellations from refinance activity in 2001.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED
              -----------------------------------------------------------

     Other operating expenses increased 13.3% to $18.1 million for 2001 from $16.0 million for 2000. This increase in expenses is primarily attributable to personnel, technology amortization, and equipment costs required to support the Company's product development, system enhancements, and expanded production. The expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for 2001 was 35.1% compared to 33.7% for 2000.

     The effective tax rate for 2001 was 30.9% compared to 30.3% in 2000. The increase in the effective tax rate was due to a lower percentage of pre-tax income being generated from tax-preferred securities as well as the recognition, on a taxable basis, of previously deferred income. Management expects the Company's effective tax rate to remain at about the same annual rate as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

2000 COMPARED TO 1999

     Net income for 2000 increased 15.1% to $35.0 million from $30.4 million in 1999. This improvement was attributable primarily to a 12.3% increase in earned premiums, a 19.9% increase in net investment income, and an improved combined loss and expense ratio for all of 2000.

     Net income per share on a diluted basis increased 14.4% to $2.55 for 2000 from $2.23 per share for 1999. Included in 2000 earnings per share is $0.01 per share of net realized investment gains compared to $0.06 per share in 1999. Operating earnings per share, which exclude net realized investment gains, were $2.54 for 2000 compared to $2.17 for 1999, an increase of 16.6%.

     Insurance written was $4.4 billion for 2000, an increase of less than 1% from 1999 levels. For the fourth quarter, insurance written increased 50.8% to $1.3 billion in 2000 from $892 million in 1999. For 2000, insurance written was driven by expanded relationships with national lenders as well as innovative product offerings. According to industry data, Triad's national market share of net new primary insurance written, which excluded insurance placed upon loans more than 12 months after loan origination, increased to 2.7% for all of 2000 (3.1% in the fourth quarter) from 2.3% for all of 1999. Total direct insurance in force reached $15.1 billion at December 31, 2000, compared to $13.0 billion at December 31, 1999, an increase of 16.0%.

     Total direct premiums written were $76.9 million for 2000, an increase of 17.6% compared to $65.4 million for 1999. Net premiums written increased by 12.8% to $71.9 million in 2000 from $63.7 million for 1999. Earned premiums increased 12.3% to $71.8 million for 2000 from $64.0 million for 1999. This

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED
              -----------------------------------------------------------

growth in written and earned premium resulted from both new insurance production in 2000 and an improvement in the Company's persistency. The growth in direct premiums written was offset somewhat by the increase in ceded premiums written. Driven primarily by increases in risk-sharing arrangements and excess of loss reinsurance, ceded premiums written for 2000 increased 200% to $5.0 million from $1.7 million in 1999. Approximately 42.9% of insurance written in 2000 was subject to captive mortgage reinsurance and similar arrangements compared to 22.9% in 1999.

     Refinance activity was 13.2% (15.2% in the fourth quarter) of insurance written in 2000 compared to 25.0% (11.5% in the fourth quarter) in 1999, reflecting the continued rise in interest rates through the first six months of the year. Persistency, or the amount of insurance in force remaining from one-year prior, was 82.6% at December 31, 2000, compared to 77.1% at December 31, 1999.

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

     The Company realized net investment gains of approximately $286,000 during 2000 compared to $1.2 million in 1999. For the fourth quarter of 2000, the Company realized net investment losses of approximately $1.4 million, which were primarily attributable to a repositioning of the fixed maturity portfolio.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 6.7% in 2000 to $7.6 million from $7.1 million in 1999. This increase reflected the growing amount of the Company's insurance in force and the resulting recognition of a greater amount of insurance in force reaching its highest claim frequency years.

     The Company's loss ratio was 10.6% for 2000 compared to 11.1% for 1999. The loss ratio was 10.6% for the fourth quarter of 2000 compared to 7.8% for the fourth quarter of 1999. The Company's favorable loss ratio reflected the low level of delinquencies compared to the number of insured loans and the fact that approximately 75% (79% at year-end 1999) of the Company's insurance in force was originated in the prior 36 months.

     Amortization of deferred policy acquisition costs increased by 18.1% to $8.2 million in 2000 from $7.0 million for 1999. The increase in amortization

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED
              -----------------------------------------------------------

reflected a growing balance of deferred policy acquisition costs to amortize as the Company continued to build its total insurance in force.

     Other operating expenses increased 6.3% to $16.0 million for 2000 from $15.1 million for the same period in 1999. This increase in expenses was primarily attributable to advertising, personnel, and facilities and equipment costs required to support the Company's product development, technology enhancements, geographic expansion, and production. Amortization of the Company's policy administration system began in December of 2000 and accounted for approximately $129,000 of other operating expenses.

     The expense ratio for 2000 was 33.7% compared to 34.5% for 1999. Contributing to this improvement was the higher level of written premiums in 2000 partially offset by the increase in expenses.

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

     The Company generated positive cash flow from operating activities for 2001 of $43.8 million compared to $32.7 million for 2000. The increase in Triad's operating cash flow reflects the growth in premiums and investment income, nonrecurring income related to the cancellation of the excess of loss reinsurance contract, the effects of tax benefits resulting from stock option exercises, and a decrease in paid losses partially offset by the increase in underwriting expenses.

     The Company's business does not routinely require significant capital expenditures other than for enhancements to its computer systems and technology capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

     The parent Company's cash flow is dependent on interest income and payments from Triad including cash dividends, management fees, and interest payments under surplus notes. The insurance laws of the State of Illinois impose certain restrictions on dividends from Triad. These restrictions, based on statutory

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED
              -----------------------------------------------------------

accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department. The Illinois Insurance Department permits expenses of the parent company to be reimbursed by Triad in the form of management fees.

     Consolidated invested assets were $277.2 million at December 31, 2001, compared to $232.0 million at December 31, 2000. Fixed maturity securities and equity securities classified as available-for-sale totaled $258.5 million at the end of 2001. Net unrealized investment gains were $1.2 million on equity securities and $323,000 on fixed maturity securities at December 31, 2001. Based on fair value, the fixed maturity portfolio consisted of approximately 72% municipal securities, 23% corporate securities, and 5% U.S. government obligations at December 31, 2001.

     Fixed maturity securities represented approximately 89% of the Company's invested assets at December 31, 2001, and the fair value of these fixed rate securities generally bears an inverse relationship to changes in prevailing market interest rates. The Company's long-term debt bears interest at a fixed rate of 7.9% per annum, and as a result, the fair value of this debt is sensitive to changes in prevailing interest rates. A 10% relative increase or decrease in market interest rates that affect the Company's financial instruments would not have a material impact on earnings during the next fiscal year, and would not materially affect the fair value of the Company's financial instruments.

     The Company's loss reserves increased to $18.0 million at December 31, 2001, compared to $15.0 million at December 31, 2000. Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. Reserves are also established for estimated losses incurred on notices of default not yet reported by the lender. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Reserves are established by management using estimated claim rates (frequency) and claim amounts (severity) to estimate ultimate losses. Because the estimate for loss reserves is sensitive to our estimates of claims frequency and severity, we perform sensitivity analyses to test the reasonableness of the best estimate generated by our loss reserve estimation process. These sensitivity analyses allow us to use alternative assumptions related to claims frequency and claims severity to develop a range of reasonably possible loss reserve outcomes that we can use to challenge our best estimate. Our loss reserve estimation process and our sensitivity analyses support the reasonableness of our best estimate of loss reserves recorded as a liability in our financial statements.

     Management periodically reviews the loss reserve process in order to improve its estimate of ultimate losses on loans currently in default. Adjustments to reserve estimates are reflected in the financial statements in

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED
              -----------------------------------------------------------

the periods in which the adjustments are made. During the third quarter of 2001, management refined its methodology for setting loss reserves. The enhancements made to the reserving process incorporate a more multi-dimensional analytical form that gives effect to current economic conditions and profiles delinquencies by such factors as policy year, geography, and chronic late payment characteristics in addition to profiling them by age. The growth in loss reserves is the result of the increase in reported defaults and the maturing of the Company's risk in force mitigated by favorable trends in the frequency and severity of paid losses. The Company expects loss reserves will continue to grow, reflecting changing economic conditions and the growth and aging of its insurance in force. The Company's delinquency ratio, the ratio of delinquent insured loans to total insured loans, was 0.89% at December 31, 2001, compared to 0.60% at December 31, 2000. Net paid losses and loss adjustment expenses for 2001 were $6.0 million compared to $7.3 million for 2000, a decline of 18.0%. As of December 31, 2001, there were no reported delinquencies or claims paid related to the Company's bulk business.

     Total stockholders' equity increased to $246.1 million at December 31, 2001, from $199.8 million at December 31, 2000. This increase resulted primarily from net income of $41.3 million and from additional paid-in capital of $6.3 million resulting from the exercise of employee stock options and the related tax benefit, offset somewhat by a decline in net unrealized gains on invested assets classified as available-for-sale of $1.4 million (net of income tax).

     Triad's total statutory policyholders' surplus increased to $105.5 million at December 31, 2001, from $101.0 million at December 31, 2000. This increase resulted primarily from statutory net income of $55.4 million, offset by increases in the statutory contingency reserve of $43.0 million and the $2.6 million effect of adopting new statutory accounting principles that went into effect on January 1, 2001. Triad's statutory earned surplus was $21.8 million at December 31, 2001, compared to $17.3 million at December 31, 2000, reflecting, primarily, growth in statutory net income greater than the increase in the statutory contingency reserve and the impact of the new statutory accounting principles. The balance in the statutory contingency reserve was $193.7 million at December 31, 2001, compared to $150.8 million at December 31, 2000.

     Triad's ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of December 31, 2001, Triad's risk-to-capital ratio was 15.0 -to-1 as compared to 14.8-to-1 at December 31, 2000, and 11.2-to-1 for the industry as a whole at December 31, 2000, the latest industry data available.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED
              -----------------------------------------------------------

     Triad is rated "AA" by both Standard & Poor's Ratings Services and Fitch Ratings and "Aa3" by Moody's Investors Service.

     In July 2001, the Office of Federal Housing Enterprise Oversight (OFHEO) released its initial risk-based capital rules for Fannie Mae and Freddie Mac. The regulation provided a more preferential capital credit for insurance from a "AAA" rated private mortgage insurer than for insurance from a "AA" rated private mortgage insurer. In December 2001, OFHEO announced proposed revisions to the risk-based capital rules for Fannie Mae and Freddie Mac. Among the proposed revisions, the new rule reduced, but did not eliminate, the capital charge differential between insurance from a "AAA" rated private mortgage insurer and insurance from a "AA" rated private mortgage insurer. In addition, the proposed phase-in period was extended from five years to ten years. The rule was finalized in February 2002 and became effective in March 2002. The continued presence of a capital charge differential could adversely affect Triad. Triad is evaluating various business approaches and options available to address the capital differential contained in the rule. What response, if any, Triad makes and the ultimate impact of the regulation on Triad is unknown at this time.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward-looking statements relating to future plans, expectations, and performance which involve various risks and uncertainties, including but not limited to the following: interest rates may increase from their current levels; housing transactions and mortgage issuance may decrease for many reasons including changes in interest rates or economic conditions; the Company's market share may change as a result of changes in underwriting criteria or competitive products or rates; the amount of insurance written could be affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae; the Company's financial condition and competitive position could be affected by legislation impacting the mortgage guaranty industry specifically and the financial services industry in general; rating agencies may revise methodologies for determining the Company's financial strength ratings and may revise or withdraw the assigned ratings at any time; decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings; the amount of insurance written and the growth of insurance in force or risk in force as well as the performance of the Company may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, and pricing of products and services offered by the Company and its competitors; with consolidation occurring among mortgage lenders and the Company's concentration of insurance in force generated through relationships with significant lender customers, the loss of a significant customer may have an adverse effect on earnings; the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions. Economic

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED
              -----------------------------------------------------------

downturns in regions where Triad's risk is more concentrated could have a particularly adverse effect on Triad's financial condition and loss development. The United States is in an economic downturn that could decrease demand for mortgage insurance and cause loss experience to suffer.

         New OFHEO risk-based capital rules for Fannie Mae and Freddie Mac could severely limit the ability of Triad to compete with "AAA" rated private mortgage insurers. The ultimate effect of the new rules on Triad and the mortgage insurance industry in general is not known at this time and will not be known until Fannie Mae and Freddie Mac determine their requirements under the rules.

         Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

ITEM 7 (A).   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS.
-----------   ------------------------------------------------------------

The response to this item is submitted on page 51 of this report under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------       --------------------------------------------

     The Financial Statements and Supplementary Data are presented in a separate section of this report.


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH
------        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
              ---------------------------------------------------

         None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------      ---------------------------------------------------

     Information regarding directors and nominees for directors of the Company is included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, and is hereby incorporated by reference.

     For information regarding the executive officers of the Company, reference is made to the section entitled "Executive Officers" in Part I, Item 1 of this Report.

ITEM 11.      EXECUTIVE COMPENSATION.
--------      -----------------------

     This information is included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------      ---------------------------------------------------------------

     This information is included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------      -----------------------------------------------

     This information is included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, and is hereby incorporated by reference.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT
-------       SCHEDULES, AND REPORTS ON FORM 8-K.
              -----------------------------------

     (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

     (a) (3) Listing of Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

     (b)  Reports on Form 8-K.

          No reports on form 8-K were filed during the quarter ended December 31, 2001.

     (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March, 2002.

                                       By /s/ Darryl W. Thompson
                                       -------------------------------------
                                       Darryl W. Thompson
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21st day of March, 2002 by the following persons on behalf of the Registrant in the capacities indicated.


           SIGNATURE                                   TITLE

 /s/ William T. Ratliff, III                 Chairman of the Board
 -----------------------------------
 William T. Ratliff, III


 /s/ Darryl W. Thompson                      President, Chief Executive Officer,
 -----------------------------------         and Director
 Darryl W. Thompson


 /s/ Ron D. Kessinger                        Executive Vice President and Chief
 -----------------------------------         Financial Officer
 Ron D. Kessinger


 /s/ Michael R. Oswalt                       Senior Vice President, Treasurer,
 -----------------------------------         and Principal Accounting Officer
 Michael R. Oswalt


 /s/ David W. Whitehurst                     Director
 -----------------------------------
 David W. Whitehurst


 /s/ Robert T. David                         Director
 -----------------------------------
 Robert T. David


 /s/ Raymond H. Elliott                      Director
 -----------------------------------
 Raymond H. Elliott

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

                          YEAR ENDED DECEMBER 31, 2001

                               TRIAD GUARANTY INC.

                          WINSTON-SALEM, NORTH CAROLINA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                              (Item 14(a) 1 and 2)



 CONSOLIDATED FINANCIAL STATEMENTS                                        Page
 ---------------------------------                                        ----
  Report of Independent Auditors...................................        62

  Consolidated Balance Sheets at December 31, 2001 and 2000........     63 - 64

  Consolidated Statements of Income for each of the three
      years in the period ended December 31, 2001..................        65

  Consolidated Statements of Changes in Stockholders' Equity
     for each of the three years in the period ended
     December 31, 2001.............................................        66

  Consolidated Statements of Cash Flows for each of the three
     years in the period ended December 31, 2001...................        67

  Notes to Consolidated Financial Statements.......................     68 - 86


 FINANCIAL STATEMENT SCHEDULES
 -----------------------------
  Schedules at and for each of the three years in the period ended December 31, 2001

     Schedule I - Summary of Investments - Other Than Investments
       in Related Parties..........................................        87

     Schedule II - Condensed Financial Information of Registrant...     88 - 92

     Schedule IV - Reinsurance.....................................        93


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

  10.22     Excess of Loss Reinsurance Agreement between Triad Guaranty
              Insurance Corporation and Ace Capital Mortgage Reinsurance Company. (8) (Exhibit 10.22)

  21.1      Subsidiaries of the Registrant (7) (Exhibit 21.1)

  23.1      Consent of Ernst & Young LLP (Exhibit 23.1)

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

(8) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 2000 Form 10-K.

                         Report of Independent Auditors


Board of Directors
Triad Guaranty Inc.


We have audited the accompanying consolidated balance sheets of Triad Guaranty Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Guaranty Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                              /s/ERNST & YOUNG LLP

Greensboro, North Carolina
January 17, 2002


                               Triad Guaranty Inc.

                           Consolidated Balance Sheets


                                                                    December 31
                                                               2001               2000
                                                         ---------------------------------
Assets
Invested assets:
   Securities available-for-sale, at fair value:
     Fixed maturities (amortized cost:
         2001-$245,662,452; 2000-$201,780,191)           $ 245,985,519      $ 203,924,652
     Equity securities (cost: 2001-$11,308,230;
         2000-$9,630,441)                                   12,476,030         11,088,525
   Short-term investments                                   18,738,590         17,012,080
                                                         ---------------------------------
                                                           277,200,139        232,025,257

Cash                                                           853,341          1,512,578
Real estate                                                    162,331             99,482
Accrued investment income                                    3,196,203          2,896,977
Deferred policy acquisition costs                           25,943,676         22,815,422
Property and equipment, at cost less accumulated
  depreciation (2001-$6,120,403; 2000-$3,867,336)           11,169,443          9,234,757
Prepaid federal income tax                                  62,619,166         49,374,666
Reinsurance recoverable                                          5,233              5,587
Other assets                                                15,305,627         10,411,877










                                                         ---------------------------------
Total assets                                             $ 396,455,159      $ 328,376,603
                                                         =================================

                                                                     December 31
                                                               2001               2000
                                                         ---------------------------------
Liabilities and stockholders' equity
Liabilities:
   Losses and loss adjustment expenses                   $  17,990,583       $ 14,986,988
   Unearned premiums                                         7,649,994          6,933,259
   Amounts payable to reinsurer                              2,445,222          1,288,712
   Current taxes payable                                        40,114             85,062
   Deferred income taxes                                    74,773,407         60,651,647
   Unearned ceding commission                                2,323,922          1,481,691
   Long-term debt                                           34,473,035         34,467,285
   Accrued interest on debt                                  1,274,972          1,274,972
   Accrued expenses and other liabilities                    9,414,354          7,375,503
                                                         ---------------------------------
Total liabilities                                          150,385,603        128,545,119

Commitments and contingencies (Notes 5, 7, and 14)

Stockholders' equity:
   Preferred stock, par value $.01 per share -
     authorized 1,000,000 shares, no shares
     issued and outstanding                                        -                  -
   Common stock, par value $.01 per share -
     authorized 32,000,000 shares, issued
     and outstanding 13,691,672 shares at
     December 31, 2001, and 13,351,694 at
     December 31, 2000                                         136,917            133,517
   Additional paid-in capital                               69,057,458         62,723,667
   Accumulated other comprehensive income,
     net of income tax liability of $521,803
     at December 31, 2001, and $1,262,863 at
     December 31, 2000                                         974,811          2,351,065
   Deferred compensation                                      (117,167)          (135,041)
   Retained earnings                                       176,017,537        134,758,276
                                                         ---------------------------------
Total stockholders' equity                                 246,069,556        199,831,484
                                                         ---------------------------------
Total liabilities and stockholders' equity               $ 396,455,159      $ 328,376,603
                                                         =================================


See accompanying notes.


                               Triad Guaranty Inc.

                        Consolidated Statements of Income

                                                                             Year ended December 31
                                                                      2001             2000             1999
                                                                  ------------------------------------------------
Revenue:
   Premiums written:
     Direct                                                       $ 95,550,936      $ 76,867,728     $ 65,380,631
     Assumed                                                             4,011             7,776           11,377
     Ceded                                                         (10,556,497)       (4,993,059)      (1,665,179)
                                                                  ------------------------------------------------
   Net premiums written                                             84,998,450        71,882,445       63,726,829
   Change in unearned premiums                                        (642,199)          (39,355)         242,971
                                                                  ------------------------------------------------
Earned premiums                                                     84,356,251        71,843,090       63,969,800
Net investment income                                               14,764,536        12,645,321       10,545,663
Net realized investment gains                                          296,974           285,849        1,153,191
Other income                                                         1,892,142            36,785           13,039
                                                                  ------------------------------------------------
                                                                   101,309,903        84,811,045       75,681,693
Losses and expenses:
   Losses and loss adjustment expenses                               9,019,907         7,562,228        7,121,002
   Reinsurance recoveries                                                 (596)           25,009           (9,686)
                                                                  ------------------------------------------------
Net losses and loss adjustment expenses                              9,019,311         7,587,237        7,111,316
Interest expense on debt                                             2,770,750         2,770,307        2,779,915
Amortization of deferred policy acquisition costs                   11,711,737         8,210,776        6,955,273
Other operating expenses (net of acquisition costs
   deferred)                                                        18,136,351        16,008,210       15,060,376
                                                                  ------------------------------------------------
                                                                    41,638,149        34,576,530       31,906,880
                                                                  ------------------------------------------------
Income before income taxes                                          59,671,754        50,234,515       43,774,813
Income taxes:
   Current                                                             186,790            14,996           24,166
   Deferred                                                         18,225,703        15,221,544       13,340,340
                                                                  ------------------------------------------------
                                                                    18,412,493        15,236,540       13,364,506
                                                                  ------------------------------------------------
Net income                                                        $ 41,259,261      $ 34,997,975     $ 30,410,307
                                                                  ================================================
Earnings per common and common equivalent share:
     Basic                                                        $       3.05      $       2.63     $       2.28
     Diluted                                                      $       2.95      $       2.55     $       2.23
                                                                  ================================================
Shares used in computing earnings per common and
   common equivalent share:
     Basic                                                          13,545,725        13,321,901       13,312,104
     Diluted                                                        13,977,435        13,726,088       13,640,716
                                                                  ================================================

See accompanying notes.


                               Triad Guaranty Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                                                                    Accumulated
                                                      Additional       Other
                                           Common      Paid-In     Comprehensive     Deferred       Retained
                                            Stock      Capital         Income      Compensation     Earnings          Total
                                         --------------------------------------------------------------------------------------
 Balance at December 31, 1998            $ 134,089  $ 61,538,613    $ 3,907,920    $             $  71,950,718    $ 137,531,340
   Net income                                    -             -              -             -       30,410,307       30,410,307
   Other comprehensive income - net of
     tax:
     Change in unrealized gain (loss)            -             -     (8,631,695)            -                -       (8,631,695)
                                                                                                                   ------------
   Comprehensive income                                                                                              21,778,612
   Issuance of 34,500 shares of common
     stock under stock option plans            345       199,928              -             -                -          200,273
   Tax effect of exercise of
     non-qualified stock options                 -       129,706              -             -                -          129,706
   Purchase and subsequent retirement of
     146,000 shares of common stock         (1,460)            -              -             -       (2,600,724)      (2,602,184)
   Issuance of 5,825 shares of
     restricted stock                           58       104,065              -      (104,123)               -                -
   Amortization of deferred
     compensation                                -             -              -        34,709                -           34,709
                                         ---------------------------------------------------------------------------------------
 Balance at December 31, 1999              133,032    61,972,312     (4,723,775)      (69,414)      99,760,301      157,072,456
   Net income                                    -             -              -             -       34,997,975       34,997,975
   Other comprehensive income - net of
     tax:
     Change in unrealized gain (loss)            -             -      7,074,840             -                -        7,074,840
                                                                                                                  -------------
   Comprehensive income                                                                                              42,072,815
   Issuance of 41,500 shares of common
     stock under stock option plans            415       471,157              -             -                -          471,572
   Tax effect of exercise of
     non-qualified stock options                 -       129,768              -             -                -          129,768
   Issuance of 7,000 shares of
     restricted stock                           70       150,430              -      (150,500)               -                -
   Amortization of deferred
     compensation                                -             -              -        84,873                -           84,873
                                         --------------------------------------------------------------------------------------
 Balance at December 31, 2000              133,517    62,723,667      2,351,065      (135,041)     134,758,276      199,831,484
   Net income                                                                                       41,259,261       41,259,261
   Other comprehensive income - net of
     tax:
     Change in unrealized gain                   -             -     (1,376,254)            -                -       (1,376,254)
                                                                                                                  -------------
   Comprehensive income                                                                                              39,883,007
   Issuance of 336,628 shares of common
     stock under stock option plans          3,366     2,870,441              -             -                -        2,873,807
   Tax effect of exercise of
     non-qualified stock options                 -     3,362,883              -             -                -        3,362,883
   Issuance of 3,350 shares of
     restricted stock                           34       100,467              -      (100,501)               -                -
   Amortization of deferred
     compensation                                -             -              -       118,375                -          118,375
                                         --------------------------------------------------------------------------------------
 Balance at December 31, 2001            $ 136,917  $ 69,057,458    $   974,811    $ (117,167)   $ 176,017,537    $ 246,069,556
                                         ======================================================================================

              See accompanying notes.


                               Triad Guaranty Inc.

                      Consolidated Statements of Cash Flows
                                                                            Year ended December 31
                                                                   2001             2000              1999
                                                              -------------------------------------------------
Operating activities
Net income                                                     $ 41,259,261    $  34,997,975    $  30,410,307
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Loss and unearned premium reserves                           3,720,330          337,609        2,384,911
     Accrued expenses and other liabilities                       1,359,326        1,167,424        2,033,465
     Current taxes payable                                          (44,948)          14,790           24,485
     Amounts due to/from reinsurer                                1,082,328          931,198          875,266
     Accrued investment income                                     (299,226)        (305,365)        (332,734)
     Policy acquisition costs deferred                          (14,839,991)     (11,119,321)     (10,846,591)
     Amortization of policy acquisition costs                    11,711,737        8,210,776        6,955,273
     Net realized investment gains                                 (296,974)        (285,849)      (1,153,191)
     Provision for depreciation                                   2,246,404          859,879          720,456
     Accretion of discount on investments                        (3,127,733)      (1,577,713)      (1,046,470)
     Deferred income taxes                                       18,225,703       15,221,544       13,340,340
     Prepaid federal income taxes                               (13,244,500)     (13,959,000)     (10,159,000)
     Unearned ceding commission                                     842,231        1,081,170         (220,640)
     Other assets                                                (4,819,214)      (2,992,907)      (2,158,206)
     Other operating activities                                      55,639          136,214          (50,215)
                                                              -------------------------------------------------
Net cash provided by operating activities                        43,830,373       32,718,424       30,777,456

Investing activities
Securities available-for-sale:
      Purchases - fixed maturities                              (76,932,533)     (51,835,382)     (45,489,517)
      Sales  - fixed maturities                                  36,575,935       23,279,996       26,280,714
      Purchases - equities                                       (4,998,592)      (1,663,169)      (3,216,099)
      Sales - equities                                            3,899,373        5,608,372        5,035,504
Purchases of property and equipment                              (4,181,090)      (4,179,374)      (3,191,320)
                                                              -------------------------------------------------
Net cash used in investing activities                           (45,636,907)     (28,789,557)     (20,580,718)

Financing activities
Retirement of common stock                                                -                -       (2,602,184)
Proceeds from exercise of stock options                           2,873,807          471,572          200,273
                                                              -------------------------------------------------
Net cash provided by (used in) financing activities               2,873,807          471,572       (2,401,911)
Net change in cash and short-term investments                     1,067,273        4,400,439        7,794,827
Cash and short-term investments at beginning of year             18,524,658       14,124,219        6,329,392
                                                              -------------------------------------------------
Cash and short-term investments at end of year                $  19,591,931    $  18,524,658    $  14,124,219
                                                              =================================================

Supplemental schedule of cash flow information
   Cash paid during the period for:
      Income taxes and United States Mortgage
      Guaranty Tax and Loss Bonds                             $  13,269,557    $  13,959,208    $  10,158,677
   Interest                                                       2,765,000        2,765,000        2,775,017

See accompanying notes.

                                        1
                               Triad Guaranty Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001


1. ACCOUNTING POLICIES

NATURE OF BUSINESS

Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders or investors to protect the lender or investor against loss from defaults on low down payment residential mortgage loans.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which vary in some respects from statutory accounting practices which are prescribed or permitted by the various insurance departments.

CONSOLIDATION

The consolidated financial statements include the amounts of Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad") and Triad's wholly-owned subsidiaries, Triad Guaranty Assurance Corporation ("TGAC") and Triad Re Insurance Corporation ("Triad Re"). Triad Re, a sponsored captive reinsurance company, is domiciled in Vermont and began operations in 2000. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

INVESTMENTS

Securities classified as "available-for-sale" are carried at fair value, and unrealized gains and losses on such securities, net of tax, are reported as a separate component of accumulated other comprehensive income. The Company does not have any securities classified as "held-to-maturity" or "trading."

                               Triad Guaranty Inc.

1. ACCOUNTING POLICIES (CONTINUED)

Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Realized investment gains or losses are determined on a specific identification basis. Short-term investments are defined as short-term, highly liquid investments both readily convertible to known amounts of cash and having maturities of three months or less upon acquisition by the Company.

The Company writes covered call options on certain equity securities it owns as a yield enhancement vehicle. Call options convey to the option holder the right to buy (call) a certain stock at or before a specified date for a contracted price (strike price) from the Company. The contract can expire without being exercised in the event that the price of the underlying stock is below the strike price. In this case, the fee received for granting the option is recognized as a realized gain. The Company has no credit risk related to these covered call options. The Company's financial risk in this activity is limited to the increase of the market price of the security in excess of the sum of the option's strike price and the fee received for the option. The options are carried at fair value as other liabilities on the accompanying Consolidated Balance Sheets, with changes in the fair value of these options reported as realized gains or losses. The liability recorded for these options was $145,500 and $5,938 at December 31, 2001 and 2000, respectively.

DEFERRED POLICY ACQUISITION COSTS

The costs of acquiring new business, principally commissions and certain policy underwriting and issue costs, which vary with and are primarily related to the production of new business, are deferred. Amortization of such policy acquisition costs is charged to expense in proportion to premium revenue recognized over the estimated policy life. The Company reviews the persistency of policies in force and makes appropriate adjustments to reflect policy cancellations.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and is amortized principally on a straight-line basis over the estimated useful lives, generally three to five years, of the depreciable assets. Property and equipment primarily consists of furniture and equipment and computer hardware and software.

                               Triad Guaranty Inc.

1. ACCOUNTING POLICIES (CONTINUED)

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Reserves are provided for the estimated costs of settling claims in respect of loans reported to be in default and estimates of loans in default which have not been reported to the Company. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. Loss reserves are established by management using historical experience and by making various assumptions and judgments about claim rates (frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default. The Company's reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as age, policy year, geography, and chronic late payment characteristics. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

REINSURANCE

Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. Reinsurance premiums, loss reimbursement, and reserves related to reinsurance business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company may receive a ceding commission in connection with ceded reinsurance. If so, the ceding commission is earned on a monthly pro rata basis in the same manner as the premium and is recorded as a reduction of other operating expenses.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets, net of a valuation allowance, and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Triad purchases ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds ("Tax and Loss Bonds") in lieu of paying federal income taxes. Purchases of these Tax and Loss Bonds are treated as prepaid federal

                               Triad Guaranty Inc.

1. ACCOUNTING POLICIES (CONTINUED)


income taxes because the payment for Tax and Loss Bonds is essentially a prepayment of federal income taxes that will become due in ten years when the Tax and Loss Bonds mature. Current income tax expense is primarily associated with the maturing of a portion of Triad's Tax and Loss Bonds.

INCOME RECOGNITION

The Company writes policies that are guaranteed renewable contracts at the borrower's option on single premium, annual premium, and monthly premium bases. The Company does not have the option to reunderwrite these contracts. For annual payment policies, the first year premium exceeds the renewal premium. Premiums written on annual policies are earned on a monthly pro rata basis. Single premium policies covering more than one year are amortized over the estimated policy life in accordance with the expiration of risk. Premiums written on a monthly basis generally are earned when received.

STOCK OPTIONS

The Company grants stock options to employees and directors for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

EARNINGS PER SHARE

Basic and diluted earnings per share are based on the weighted-average daily number of shares outstanding. For diluted earnings per share, the denominator includes the dilutive effect of employee stock options on the weighted-average shares outstanding. There are no other reconciling items between the denominator used in basic earnings per share and diluted earnings per share. The numerator used in basic earnings per share and diluted earnings per share is the same for all periods presented.

                               Triad Guaranty Inc.

1. ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

The only element of other comprehensive income applicable to the Company is changes in unrealized gains and losses on securities classified as available-for-sale, which is displayed in the following table, along with related tax effects.

                                          2001          2000             1999
                                     -------------------------------------------
Unrealized (losses) gains arising
 during the period,
   before taxes                      ($1,820,340)  $ 11,170,218    ($12,126,338)
   Income taxes                          637,119     (3,909,576)      4,244,218
                                     -------------------------------------------
Unrealized (losses) gains arising
 during the period, net of taxes      (1,183,221)     7,260,642      (7,882,120)
                                     -------------------------------------------
Less reclassification adjustment:
   Gains realized in net income          296,974        285,849       1,153,191
   Income taxes                         (103,941)      (100,047)       (403,616)
                                     -------------------------------------------
Reclassification adjustment for
   gains realized in net income          193,033        185,802         749,575
                                     -------------------------------------------
Other comprehensive income           ($1,376,254)   $ 7,074,840    ($ 8,631,695)
                                     ===========================================

                               Triad Guaranty Inc.

2. INVESTMENTS

The amortized cost and the fair value of investments are as follows:

                                                          Gross            Gross
                                      Amortized        Unrealized        Unrealized           Fair
                                        Cost              Gains            Losses            Value
                                     -----------------------------------------------------------------
At December 31, 2001
 Available-for-sale securities:
   Fixed maturity securities:
     Corporate                       $ 55,463,919        $1,879,711        $2,329,019     $ 55,014,611
     U.S. Government                   12,164,542           545,823            64,708       12,645,657
     Mortgage-backed                      253,277            24,557                 -          277,834
     State and municipal              177,780,714         3,483,169         3,216,466      178,047,417
                                     -----------------------------------------------------------------
Total                                 245,662,452         5,933,260         5,610,193      245,985,519
   Equity securities                   11,308,230         1,448,566           280,766       12,476,030
                                     -----------------------------------------------------------------
Total                                $256,970,682        $7,381,826        $5,890,959     $258,461,549
                                     =================================================================

At December 31, 2000
  Available-for-sale securities:
   Fixed maturity securities:
     Corporate                       $ 47,986,616        $  949,415        $2,952,735     $ 45,983,296
     U.S. Government                   12,933,975           332,841            28,503       13,238,313
     Mortgage-backed                      933,215            48,030                 -          981,245
     State and municipal              139,926,385         4,880,661         1,085,248      143,721,798
                                     -----------------------------------------------------------------
Total                                 201,780,191         6,210,947         4,066,486      203,924,652
   Equity securities                    9,630,441         2,022,360           564,276       11,088,525
                                     -----------------------------------------------------------------
Total                                $211,410,632        $8,233,307        $4,630,762     $215,013,177
                                     =================================================================

                               Triad Guaranty Inc.

2. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair value of investments in fixed maturity securities, at December 31, 2001, are summarized by stated maturity as follows:

                                                     Available-for-Sale
                                              -------------------------------
                                                                      Fair
                                               Amortized Cost        Value
                                              -------------------------------
Maturity:
   One year or less                           $   1,936,681     $   1,968,163
   After one year through five years             22,896,460        23,344,601
   After five years through ten years            38,385,623        38,171,721
   After ten years                              182,190,411       182,223,200
   Mortgage-backed securities                       253,277           277,834
                                              -------------------------------
Total                                         $ 245,662,452     $ 245,985,519
                                              ===============================

Realized gains and losses on sales of investments are as follows:

                                              Year ended December 31
                                        2001           2000           1999
                                   -----------------------------------------
Securities available-for-sale:
   Fixed maturity securities:
     Gross realized gains          $ 1,203,327     $   225,989   $   468,368
     Gross realized losses          (1,484,922)     (2,255,251)     (613,015)
   Equity securities:
     Gross realized gains              940,170       2,560,569     1,430,241
     Gross realized losses            (417,397)       (401,663)     (208,956)
Covered call options:
   Gross realized gains                113,360         162,849       129,864
   Gross realized losses               (57,564)         (6,644)      (53,311)
                                   -----------------------------------------
Net realized gains                 $   296,974     $   285,849   $ 1,153,191
                                   =========================================

Net unrealized appreciation (depreciation) on fixed maturity securities changed by $(1,821,394), $11,543,909, and $(12,923,040), in 2001, 2000, and 1999,
respectively; the corresponding amounts for equity securities were $(290,284), $(665,174), and $(350,244).

                               Triad Guaranty Inc.

2. INVESTMENTS (CONTINUED)

Major categories of the Company's net investment income are summarized as follows:

                                              Year ended December 31
                                      2001           2000              1999
                                    -----------------------------------------
Income:
   Fixed maturities                 $14,188,304     $11,754,951   $ 9,863,671
   Preferred stocks                     467,702         490,002       392,297
   Common stocks                        156,388         230,446       268,091
   Cash and short-term investments      495,375         635,272       465,544
                                    -----------------------------------------
                                     15,307,769      13,110,671    10,989,603
Expenses                                543,233         465,350       443,940
                                    -----------------------------------------
Net investment income               $14,764,536     $12,645,321   $10,545,663
                                    =========================================

At December 31, 2001 and 2000, investments with an amortized cost of $6,645,745 and $6,537,653, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

3. DEFERRED POLICY ACQUISITION COSTS

An analysis of deferred policy acquisition costs is as follows:

                                                 Year ended December 31
                                            2001           2000          1999
                                       -----------------------------------------
Balance at beginning of year           $ 22,815,422   $ 19,906,877  $ 16,015,559
Acquisition costs deferred:
   Sales compensation                     5,928,610      5,218,844     5,361,233
   Underwriting and issue expenses        8,911,381      5,900,477     5,485,358
                                       -----------------------------------------
                                         14,839,991     11,119,321    10,846,591

Amortization of acquisition expenses     11,711,737      8,210,776     6,955,273
                                       -----------------------------------------
Net increase                              3,128,254      2,908,545     3,891,318
                                       -----------------------------------------
Balance at end of year                 $ 25,943,676   $ 22,815,422  $ 19,906,877
                                       =========================================

                               Triad Guaranty Inc.

4. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity for the reserve for losses and loss adjustment expenses for 2001, 2000, and 1999 is summarized as follows:

                                            2001          2000          1999
                                        ---------------------------------------
Reserve for losses and loss
  adjustment expense at January 1,
  net of reinsurance recoverables       $14,976,180   $14,723,192   $12,115,934

Incurred losses and loss adjustment
  expenses net of reinsurance
  recoveries(principally in respect
  of default notices occurring in):
     Current year                        14,218,882    11,229,124     9,322,142
     Redundancy on prior years           (5,199,571)   (3,641,887)   (2,210,826)
                                        ----------------------------------------
Total incurred losses and loss
  adjustment expenses                     9,019,311     7,587,237     7,111,316

Loss and loss adjustment expense
  payments net of reinsurance
  recoveries (principally in
  respect of default notices
  occurring in):
     Current year                           285,876       573,874       236,250
     Prior years                          5,727,800     6,760,375     4,267,808
                                        ---------------------------------------
Total loss and loss adjustment
  expense payments                        6,013,676     7,334,249     4,504,058
                                        ---------------------------------------

Reserve for losses and loss adjustment
  expenses at December 31, net of
  reinsurance recoverables of
  $8,768, $10,808, and $28,156
  in 2001, 2000, and 1999,
  respectively                          $17,981,815   $14,976,180   $14,723,192
                                        =======================================

The foregoing reconciliation shows a redundancy in reserves has emerged for each of the years presented. These redundancies resulted principally from settling case-basis reserves on default notices occurring in prior years for amounts less than expected or reducing incurred but not reported reserves.

                               Triad Guaranty Inc.

5. COMMITMENTS

The Company leases certain office facilities and equipment under operating leases. Rental expense for all leases was $1,656,706, $1,398,586, and $1,154,671 for 2001, 2000, and 1999, respectively. Future minimum payments under noncancellable operating leases at December 31, 2001, are as follows:

     2002                  $1,439,763
     2003                   1,204,502
     2004                   1,013,700
     2005                     814,005
     2006                     769,063
     Thereafter               965,180
                           ----------
                           $6,206,213
                           ==========

6. FEDERAL INCOME TAXES

Income tax expense differed from the amounts computed by applying the Federal statutory income tax rate to income before taxes as follows:

                                      2001          2000          1999
                                  ---------------------------------------

Income tax computed at
   statutory rate                 $20,885,114   $17,582,080   $15,321,185
Increase (decrease) in
   taxes resulting from:
     Tax-exempt interest           (3,104,966)   (2,640,938)   (2,095,576)
     Other                            632,345       295,398       138,897
                                  ---------------------------------------
Income tax expense                $18,412,493   $15,236,540   $13,364,506
                                  =======================================

                               Triad Guaranty Inc.

6. FEDERAL INCOME TAXES  (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are presented below:

                                           2001            2000
                                      -----------------------------
Deferred tax liabilities
Statutory contingency reserve         $ 67,534,711     $ 51,025,055
Deferred policy acquisition costs        9,080,287        7,985,398
Unrealized investment gain                 521,803        1,262,863
Other                                    3,352,700        2,859,749
                                      -----------------------------
Total deferred tax liabilities          80,489,501       63,133,065

Deferred tax assets
Exercise of employee stock options       4,539,069        1,176,185
Unearned premiums                          603,570          535,471
Capital loss carryforward                        -          280,356
Losses and loss adjustment expenses        437,182          368,630
Other                                      136,273          120,776
                                      -----------------------------
Total deferred tax assets                5,716,094        2,481,418
                                      -----------------------------
Net deferred tax liability            $ 74,773,407     $ 60,651,647
                                      =============================

At December 31, 2001 and 2000, Triad was obligated to purchase approximately $1,228,000 and $537,000, respectively, of Tax and Loss Bonds.

                               Triad Guaranty Inc.

7. INSURANCE IN FORCE, DIVIDEND RESTRICTION, AND STATUTORY RESULTS

At December 31, 2001, approximately 56% of Triad's net risk in force was concentrated in eight states, with 15% in California, 7% each in Florida, Illinois, and Texas, 6% each in Georgia and North Carolina, and 4% each in Colorado and Pennsylvania. While Triad continues to diversify its risk in force geographically, a prolonged recession in its high concentration areas could result in higher incurred losses and loss adjustment expenses.

Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at December 31, 2001 and 2000, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:

                                         2001                 2000
                                   -----------------------------------
Net risk                           $4,471,704,928       $3,738,596,850
                                   ===================================

Statutory capital and surplus      $  105,306,174       $  101,045,355
Contingency reserve                   193,746,529          150,762,722
                                   -----------------------------------
Total                              $  299,052,703       $  251,808,077
                                   ===================================
Risk-to-capital ratio                   15.0 to 1            14.8 to 1
                                   ===================================

Triad and its wholly-owned subsidiaries, TGAC and Triad Re, are each required under their respective domiciliary states' insurance code to maintain a minimum level of statutory capital and surplus. Triad, an Illinois domiciled insurer, is required under the Illinois Insurance Code (the "Code") to maintain minimum capital and surplus of $5,000,000.

The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair market value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders, or (b) statutory net income for the calendar year preceding the date of the dividend. Consolidated net income as determined in accordance with statutory accounting practices was $55,448,185, $47,830,174, and $40,019,488 for the years ended December 31, 2001, 2000, and
1999, respectively. At December 31, 2001, the amount of the

                               Triad Guaranty Inc.

7. INSURANCE IN FORCE, DIVIDEND RESTRICTION, AND STATUTORY RESULTS (CONTINUED)

Company's equity that can be paid out in dividends to the stockholders is $21,590,246, which is the earned surplus of Triad on a statutory basis.

The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual was effective January 1, 2001. The domiciliary states of Triad and its subsidiaries adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that Triad and its subsidiaries use to prepare their statutory-basis financial statements. Triad recorded a $2,561,388 reduction in surplus in its statutory-basis financial statements during 2001 as the cumulative effect of changes in accounting principles from the adoption of Codification.

8. RELATED PARTY TRANSACTIONS

The Company pays unconsolidated affiliated companies for management, investment, and other services. The total expense incurred for such items was $433,167, $398,872, and $353,432 in 2001, 2000, and 1999, respectively. In addition, the
Company provides certain investment accounting, reporting, and maintenance functions for an affiliate. Income earned during 2001, 2000, and 1999, respectively, for such services was $23,487, $21,780, and $17,444. Management believes that the income and expenses incurred for such services approximate costs that the Company and affiliates would have incurred if those services had been provided by unaffiliated third parties.

9. EMPLOYEE BENEFIT PLAN

Substantially all employees participate in the Company's 401(k) Profit Sharing Plan. Under the plan, employees elect to defer a portion of their wages, with the Company matching deferrals at the rate of 50% of the first 8% of the employee's salary deferred. The Company contributed $353,004, $301,281, and $281,728 to the plan for the years ended December 31, 2001, 2000, and 1999, respectively.

10. REINSURANCE

Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceding agreements principally provide Triad with increased capacity to write business and achieve a more favorable geographic dispersion of risk.

                               Triad Guaranty Inc.

10. REINSURANCE (CONTINUED)

Reinsurance activity for the years ended December 31, 2001, 2000, and 1999, respectively, is as follows:

                                   2001             2000              1999
                               ----------------------------------------------

Earned premiums ceded          $10,481,961        $4,930,445       $1,645,655
Losses ceded                           596           (25,009)           9,686
Earned premiums assumed              5,485             9,106           13,866
Losses assumed                       1,056             8,514           30,057


The Company cedes business to captive reinsurance subsidiaries of certain mortgage lenders ("captives") primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds or letters of credit.

The Company also maintains excess of loss reinsurance agreements designed to protect the Company in the event of a catastrophic level of losses. Throughout 2001, the Company maintained $125 million of excess of loss reinsurance through non-affiliated reinsurers.

In 2001, the Company recognized a nonrecurring incentive payment of $1,863,000 related to voluntary cancellation of an excess of loss reinsurance contract maintained by the Company with a non-affiliated reinsurer. This payment is included as other income in the accompanying Consolidated Statement of Income for 2001. The Company also established excess of loss reinsurance coverage through a separate third-party reinsurer in 2001 under terms similar to the cancelled agreement.

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

11. LONG-TERM STOCK INCENTIVE PLAN

In August 1993, the Company adopted the 1993 Long-Term Stock Incentive Plan (the "Plan"). Under the Plan, certain directors, officers, and key employees are eligible to be granted various stock-based awards. The number of shares of

                               Triad Guaranty Inc.

11. LONG-TERM STOCK INCENTIVE PLAN (CONTINUED)


common stock which may be issued or sold or for which options or stock appreciation rights may be granted under the Plan is 2,600,000 shares.

Information concerning the stock option plan is summarized below:

                                                                      Weighted-
                                       Number of        Option        Average
                                        Shares           Price    Exercise Price
                                     -------------------------------------------
1999
   Outstanding, beginning of year     1,178,607    $ 4.58 - 49.08       $13.11
   Granted                              204,840     17.00 - 23.24        22.05
   Exercised                             34,500      4.58 - 10.17         5.81
   Canceled                              14,500     17.88 - 38.27        30.86
   Outstanding, end of year           1,334,447      4.58 - 49.08        14.48
   Exercisable, end of year           1,069,218      4.58 - 49.08        11.72

2000
   Outstanding, beginning of year     1,334,447      4.58 - 49.08        14.48
   Granted                              193,875     18.56 - 28.00        26.91
   Exercised                             41,500      4.58 - 27.88        11.36
   Canceled                               2,100     17.00 - 41.94        23.19
   Outstanding, end of year           1,484,722      4.58 - 49.08        16.17
   Exercisable, end of year           1,257,142      4.58 - 49.08        14.41

2001
   Outstanding, beginning of year     1,484,722      4.58 - 49.08        16.17
   Granted                              169,950     29.65 - 39.00        36.33
   Exercised                            336,628      4.58 - 27.88         8.54
   Canceled                               9,270      8.92 - 41.94        23.06
   Outstanding, end of year           1,308,774      4.58 - 49.08        20.71
   Exercisable, end of year           1,097,213      4.58 - 49.08        18.56

                               Triad Guaranty Inc.

11. LONG-TERM STOCK INCENTIVE PLAN (CONTINUED)

Information concerning stock options outstanding and exercisable at December 31, 2001 is summarized below:

                    Outstanding                              Exercisable
-------------------------------------------------     --------------------------
                              Weighted-   Weighted-                  Weighted-
                              Average      Average                    Average
 Number of                    Exercise    Remaining   Number of     Exercisable
  Shares      Option Price     Price        Life        Shares         Price
------------------------------------------------      --------------------------

   355,600   $ 4.58 -  8.92   $ 6.19        2.35        355,600       $ 6.19
   229,398    10.17 - 18.56    13.15        4.87        212,754        12.79
   500,401    20.07 - 34.80    25.22        7.31        376,284        23.76
   164,100    37.75 - 39.75    39.02        8.06         93,300        39.04
    59,275    41.94 - 49.08    48.26        6.08         59,275        48.26
 ---------                                            ---------
 1,308,774                                            1,097,213
 =========                                            =========

At December 31, 2001, 1,890,102 shares of the Company's common stock were reserved and 581,328 shares were available for issuance under the Plan.

The options issued under the Plan in 2001, 2000, and 1999 vest over three years. Certain of the options will immediately vest in the event of a change in control of the Company. Options granted under the Plan terminate no later than 10 years following the date of grant.

Pro forma information required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, has been estimated as if the Company had accounted for stock-based awards under the fair value method of that Statement. The fair value of options granted in 2001, 2000, and 1999 was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average input assumptions: risk-free interest rate of 4.86% for 2001, 5.3% for 2000, and 6.5% for 1999; dividend yield of 0.0%;
expected volatility of .40 for 2001, .42 for 2000, and .42 for 1999; and a weighted-average expected life of the option of seven years.

                               Triad Guaranty Inc.

11. LONG-TERM STOCK INCENTIVE PLAN (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following table summarizes the fair value of options granted in 2001, 2000, and 1999:

                                   Weighted-Average           Weighted-Average
                                    Exercise Price               Fair Value
           Type of Option        2001    2000    1999       2001    2000    1999
--------------------------------------------------------------------------------

Stock Price = Exercise Price    $31.89  $22.38  $17.49     $11.14   $8.17  $6.74
Stock Price < Exercise Price    $39.00  $27.95  $23.24     $ 8.81   $6.70  $5.96

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for stock options been recognized using the fair value method on the grant date, net income and earnings per share on a pro forma basis would have been (in thousands, except for earnings per share information):

                                       2001          2000          1999
                                    -------------------------------------

Net income - as reported             $41,259        $34,998       $30,410

Net income - pro forma               $40,375        $34,107       $29,675

Earnings per share - as reported:
   Basic                             $  3.05        $  2.63       $  2.28
   Diluted                           $  2.95        $  2.55       $  2.23

Earnings per share - pro forma:
   Basic                             $  2.98        $  2.56       $  2.23
   Diluted                           $  2.89        $  2.48       $  2.18

                               Triad Guaranty Inc.

12. LONG-TERM DEBT

In January of 1998, the Company completed a $35 million private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs of $547,102, totaled $34,452,898. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and fair values of financial instruments as of December 31, 2001 and 2000 are summarized below:

                                      2001                        2000
                           -------------------------   -------------------------
                             Carrying      Fair         Carrying       Fair
                              Value        Value          Value        Value
                           -------------------------   -------------------------
Financial Assets
Fixed maturity securities
   available-for-sale      $245,985,519 $245,985,519   $203,924,652 $203,924,652
Equity securities
   available-for-sale        12,476,030   12,476,030     11,088,525   11,088,525

Financial Liabilities
Long-term debt               34,473,035   36,673,000     34,467,285   36,778,000

The fair values of cash and short-term investments approximate their carrying values due to their short-term maturity or availability.

The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace.

The fair value of the Company's long-term debt is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

14. CONTINGENCIES

A lawsuit has been filed against the Company in the ordinary course of the Company's business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.

                               Triad Guaranty Inc.

15. UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands except per share data):

                                             2001 Quarter
                                --------------------------------------
                                 First     Second    Third    Fourth     Year
                                ----------------------------------------------

Net premiums written            $19,812   $19,777   $20,822  $24,587   $84,998
Earned premiums                  19,683    20,143    20,517   24,013    84,356
Net investment income             3,477     3,657     3,804    3,827    14,765
Net losses incurred               2,203     2,134     1,519    3,163     9,019
Underwriting and other expenses   7,378     7,660     8,051    9,530    32,619
Net income                       10,920     9,830    10,338   10,171    41,259
Basic earnings per share            .82       .73       .76      .74      3.05
Diluted earnings per share          .79       .71       .73      .72      2.95

                                             2000 Quarter
                                --------------------------------------
                                 First     Second    Third    Fourth     Year
                                ----------------------------------------------

Net premiums written            $17,063   $17,718   $18,293  $18,808   $71,882
Earned premiums                  17,144    17,836    18,071   18,792    71,843
Net investment income             2,926     3,067     3,156    3,496    12,645
Net losses incurred               1,596     2,060     1,932    1,999     7,587
Underwriting and other expenses   6,804     6,723     6,482    6,980    26,989
Net income                        8,652     8,486     9,484    8,376    34,998
Basic earnings per share            .65       .64       .71      .63      2.63
Diluted earnings per share          .63       .62       .69      .61      2.55

                                   Schedule I
       Summary of Investments - Other Than Investments in Related Parties
                               Triad Guaranty Inc.
                                December 31, 2001


                                                                      Amount at
                                                                     Which Shown
                                             Amortized       Fair     in Balance
Type of Investment                            Cost          Value       Sheet
                                            ------------------------------------
                                                     (dollars in thousands)
Fixed maturity securities,
  available-for-sale:
  Bonds:
     U.S. Government obligations............ $ 12,164      $ 12,646     $ 12,646

     Mortgage-backed securities.............      253           278          278

     State and municipal bonds..............  177,781       178,048      178,048

     Corporate bonds........................   53,613        53,202       53,202

     Public utilities.......................    1,851         1,812        1,812
                                             --------      --------     --------
    Total                                     245,662       245,986      245,986
                                             --------      --------     --------
Equity securities, available-for-sale:
   Common stocks:
       Bank, Trust, and Insurance...........      511           641          641

       Industrial & miscellaneous...........    3,915         4,841        4,841

   Preferred stock .........................    6,882         6,994        6,994
                                             --------      --------     --------
    Total...................................   11,308        12,476       12,476
                                             --------      --------     --------
Short-term investments......................   18,739        18,739       18,739
                                             --------      --------     --------
Total investments other than investments
 in related parties......................... $275,709      $277,201     $277,201
                                             ========      ========     ========

           Schedule II - Condensed Financial Information of Registrant
                            Condensed Balance Sheets
                               Triad Guaranty Inc.
                                (Parent Company)
                                                                December 31
                                                             2001         2000
                                                             ----         ----
                                                               (dollars in
                                                                thousands)
 Assets:
    Fixed maturities, available-for-sale.............     $  9,071     $  6,563

    Equity securities, available-for-sale............          501            -

    Notes receivable from subsidiary.................       25,000       25,000

    Investment in subsidiaries.......................      244,464      200,952

    Cash and short-term investments..................        1,371        1,302

    Accrued investment income........................        1,261        1,221

    Deferred income taxes............................           99          389

    Other assets.....................................          120          216
                                                          --------     --------
    Total assets.....................................     $281,887     $235,643
                                                          ========     ========

 Liabilities and stockholders' equity:
 Liabilities:

    Current taxes payable............................     $     70     $     70

    Long-term debt...................................       34,473       34,467

    Accrued interest on long-term debt...............        1,275        1,275
                                                          --------     --------
    Total liabilities................................       35,818       35,812

 Stockholders' equity:

    Common stock.....................................          137          134

    Additional paid-in capital.......................       69,057       62,723

    Accumulated other comprehensive income...........          975        2,351

    Deferred compensation............................         (117)        (135)

    Retained earnings................................      176,017      134,758
                                                          --------     --------
 Total stockholders' equity..........................      246,069      199,831
                                                          --------     --------
 Total liabilities and stockholders' equity..........     $281,887     $235,643
                                                          ========     ========

                  See notes to condensed financial statements.

           Schedule II - Condensed Financial Information of Registrant
                         Condensed Statements of Income
                               Triad Guaranty Inc.
                                (Parent Company)


                                                   Year Ended December 31
                                               ------------------------------
                                               2001         2000         1999
                                               ----         ----         ----
                                                  (dollars in thousands)
  Revenues:
    Net investment income..................  $3,000       $2,908       $2,875

    Realized investment gains (losses)....     (266)        (373)        (124)
                                            -------      -------      -------
                                              2,734        2,535        2,751

 Expenses:
    Interest on long-term debt............    2,771        2,770        2,780

    Operating expenses....................      396           90           35
                                            -------      -------      -------

 Income (loss) before federal income
   taxes and equity in undistributed
   income of subsidiaries.................     (433)        (325)         (64)

 Income taxes:

    Current...............................     (121)           -           24

    Deferred..............................      172         (129)         (46)
                                            -------      -------      -------
                                                 51         (129)         (22)
                                            -------      -------      -------
Income (loss) before equity in
  undistributed income of subsidiaries....     (484)        (196)         (42)

 Equity in undistributed income
  of subsidiaries.........................   41,743       35,194       30,452
                                            -------      -------      -------
 Net income...............................  $41,259      $34,998      $30,410
                                            =======      =======      =======

                  See notes to condensed financial statements.

           Schedule II - Condensed Financial Information of Registrant
                       Condensed Statements of Cash Flows
                               Triad Guaranty Inc.
                                (Parent Company)

                                                        Year Ended December 31
                                                     --------------------------
                                                        2001     2000    1999
                                                        ----     ----    ----
Operating Activities                                    (dollars in thousands)

Net income...........................................$41,259   $34,998  $30,410
Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
      Equity in undistributed income of
       subsidiaries..................................(41,743)  (35,194) (30,452)
      Accrued investment income......................    (40)      (15)      19
      Other assets...................................     96      (216)       -
      Deferred income taxes..........................    172      (129)     (46)
      Current tax payable............................      -         -       25
      Accretion of discount on investments...........    (52)      (60)     (86)
      Amortization of deferred compensation..........    118        85       34
      Amortization of debt issue costs...............      6         5        5
      Realized investment gain on securities.........    266       373      124
      Accrued expenses and other liabilities.........      -         -      (25)
                                                      ------    ------   ------
   Net cash provided by (used in) operating
      activities.....................................     82      (153)       8

 Investing Activities
   Securities available-for-sale:
     Fixed maturities:
           Purchases................................. (5,756)   (2,951)  (3,682)
           Sales.....................................  3,369     2,501    6,282
     Equity securities:
           Purchases.................................   (500)        -        -
           Sales.....................................      -         -      284
                                                      ------    ------   ------
   Net cash (used in) provided
      by investing activities........................ (2,887)     (450)   2,884

 Financing Activities
    Proceeds from exercise of stock options..........  2,874       472      200
    Retirement of common stock.......................      -         -   (2,602)
                                                      ------    ------   ------
   Net cash provided by (used in) financing
      activities.....................................  2,874       472   (2,402)

   Increase in cash and short-term investments.......     69      (131)     490
   Cash and short-term investments at
      beginning of year..............................  1,302     1,433      943
                                                      ------    ------   ------
   Cash and short-term investments at end
     of year......................................... $1,371    $1,302   $1,433
                                                      ======    ======   ======
                  See notes to condensed financial statements.

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

NOTE 3

     The amortized cost and the fair value of investments held by the parent company are as follows (dollars in thousands):

                                                Gross       Gross
                                  Amortized   Unrealized   Unrealized     Fair
At December 31, 2001                Cost        Gains       Losses       Value
                                  --------------------------------------------
Available-for-sale securities:
   Fixed maturity securities:
      Corporate                   $8,795         $159         $553      $8,401
      Municipal                      669            1            -         670
                                  ------       ------       ------      ------
   Total                           9,464          160          553       9,071

      Equity Securities              500            1            -         501
                                  ------       ------       ------      ------
   Total                          $9,964         $161         $553      $9,572
                                  ======       ======       ======      ======


                                                Gross       Gross
                                  Amortized   Unrealized   Unrealized     Fair
At December 31, 2000                Cost        Gains       Losses       Value
                                  --------------------------------------------
Available-for-sale securities:
   Fixed maturity securities:
      Corporate                   $7,292          $93         $822      $6,563
                                  ------       ------       ------      ------
   Total                           7,292           93          822       6,563
      Equity Securities                -            -            -           -
                                  ------       ------       ------      ------
   Total                          $7,292          $93         $822      $6,563
                                  ======       ======       ======      ======

           Schedule II - Condensed Financial Information of Registrant
                               Triad Guaranty Inc.
                                (Parent Company)
                               Supplementary Notes


NOTE 3 (CONTINUED)

     Major categories of the parent company's investment income are summarized as follows (dollars in thousands):


                                              Year ended December 31
                                         2001          2000        1999
                                         ------------------------------
Income:
   Fixed maturities                    $  770        $  664      $  645
   Equity securities                       19             -          18
   Cash and short-term investments         45            55          42
   Note receivable from subsidiary      2,225         2,225       2,225
                                       --------------------------------
                                        3,059         2,944       2,930
Expenses                                   59            36          55
                                       --------------------------------
Net investment income                  $3,000        $2,908      $2,875
                                       ================================


NOTE 4

     In January of 1998, the Company completed a $35 million private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs of $547,102, totaled $34,452,898. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

                            Schedule IV - Reinsurance

                               Triad Guaranty Inc.
                        Mortgage Insurance Premium Earned
                  Years Ended December 31, 2001, 2000 and 1999




                          Ceded To        Assumed                Percentage of
              Gross        Other        From Other     Net       Amount Assumed
              Amount     Companies      Companies    Amount          to Net
            -------------------------------------------------------------------
                                     (dollars in thousands)

 2001....... $94,833      $10,482          $ 5       $84,356           0.0%
             =======      =======          ===       =======

 2000....... $76,764      $ 4,930          $ 9       $71,843           0.0%
             =======      =======          ===       =======

 1999....... $65,602      $ 1,646          $14       $63,970           0.0%
             =======      =======          ===       =======