Form 10-Q
period 2002-03-31
TRIAD GUARANTY INC
filed 2002-05-15
CIK 911631

FORM 10-Q
                           ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of May 1, 2002:
14,092,197 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                           Page
                                                                         Number
                                                                         ------
Part I. Financial Information:

    Item 1. Financial Statements:

    Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
       and December 31, 2001................................................. 3

    Consolidated Income Statements for the Three Month
       Periods Ended March 31, 2002 and 2001 (Unaudited)..................... 4

    Consolidated Statements of Cash Flow for the Three Month
       Periods Ended March 31, 2002 and 2001 (Unaudited)....................  5

    Notes to Consolidated Financial Statements............................... 6

    Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations................................................. 9

Part II. Other Information:

    Item 6. Exhibits and Reports on Form 8-K.................................16

Signatures...................................................................16

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,    December 31,
                                                                        2002           2001
                                                                     -----------   ------------
                                                                           (Unaudited)
(Dollars in thousands except per share information)
Assets
Invested assets:
Fixed maturities, available-for-sale, at fair value ...............     $255,459      $245,986
Equity securities, available-for-sale, at fair value...............       12,782        12,476
Short-term investments.............................................       18,208        18,739
                                                                        --------      --------
                                                                         286,449       277,201

Cash...............................................................        1,876           854
Real estate........................................................           64           162
Accrued investment income..........................................        2,982         3,196
Deferred policy acquisition costs..................................       27,549        25,944
Prepaid federal income taxes ......................................       63,634        62,619
Property and equipment.............................................       11,166        11,169
Reinsurance recoverable............................................          924             5
Other assets.......................................................       15,286        15,305
                                                                        --------      --------
Total assets.......................................................     $409,930      $396,455
                                                                        ========      ========
Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses............................     $ 18,246      $ 17,991
    Unearned premiums..............................................        7,624         7,650
    Amounts payable to reinsurer ..................................        2,145         2,445
    Current taxes payable..........................................          415            40
    Deferred income taxes..........................................       74,749        74,773
    Unearned ceding commission.....................................        2,089         2,324
    Long-term debt.................................................       34,475        34,473
    Accrued interest on debt.......................................          584         1,275
    Accrued expenses and other liabilities.........................        5,876         9,415
                                                                        --------      --------
Total liabilities..................................................      146,203       150,386

Commitments and contingent liabilities - Note 4
Stockholders' equity:
    Preferred stock, par value $.01 per share --- authorized
      1,000,000 shares; no shares issued and outstanding...........          ---           ---
    Common stock, par value $.01 per share --- authorized
      32,000,000 shares; issued and outstanding 14,092,197
      shares at March 31, 2002 and 13,691,672
      at December 31, 2001.........................................          141           137
    Additional paid-in capital.....................................       78,262        69,057
    Accumulated other comprehensive income, net of income
      tax liability of $71 at March 31, 2002 and
      $522 at December 31, 2001....................................          138           975
    Deferred compensation..........................................         (870)         (118)
    Retained earnings..............................................      186,056       176,018
                                                                        --------      --------
Total stockholders' equity.........................................      263,727       246,069
                                                                        --------      --------
Total liabilities and stockholders' equity.........................     $409,930      $396,455
                                                                        ========      ========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                          Three Months Ended
                                                                March 31
                                                     -------------------------
(Dollars in thousands except per share information)      2002           2001
                                                     -----------    ----------
Revenue:
Premiums written:
   Direct..........................................      $27,838       $21,793
   Assumed.........................................            2             2
   Ceded...........................................       (3,348)       (1,983)
                                                     -----------    ----------
Net premiums written...............................       24,492        19,812
Change in unearned premiums........................           43          (129)
                                                     -----------    ----------
Earned premiums....................................       24,535        19,683
Net investment income..............................        3,764         3,476
Realized investment gains (losses).................       (1,499)          452
Other income.......................................           27         1,867
                                                     -----------    ----------
                                                          26,827        25,478
Losses and expenses:
Losses and loss adjustment expenses................        2,521         2,199
Reinsurance recoveries.............................           (5)            4
                                                     -----------    ----------
Net losses and loss adjustment expenses............        2,516         2,203
Interest expense on debt...........................          693           693
Amortization of deferred policy acquisition costs..        2,986         2,334
Other operating expenses (net).....................        6,069         4,351
                                                     -----------    ----------
                                                          12,264         9,581
                                                     -----------    ----------
Income before income taxes.........................       14,563        15,897
Income taxes:
   Current.........................................          160            --
   Deferred........................................        4,365         4,977
                                                     -----------    ----------
                                                           4,525         4,977
                                                     -----------    ----------
Net income.........................................      $10,038       $10,920
                                                     ===========    ==========

Earnings per common and common equivalent share:
   Basic...........................................      $ .73         $ .82
                                                     ===========    ==========
   Diluted.........................................      $ .71         $ .79
                                                     ===========    ==========

Shares used in computing earnings per common
  and common equivalent share:
   Basic...........................................   13,834,467    13,354,873
                                                      ==========    ==========
   Diluted.........................................   14,197,999    13,830,431
                                                      ==========    ==========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31
                                                          ----------------------
(Dollars in thousands)                                      2002          2001
                                                          --------      --------
Operating activities
Net income.............................................   $ 10,038      $ 10,920
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Loss and unearned premium reserves..................        229         1,213
   Accrued expenses and other liabilities..............     (6,687)       (3,331)
   Current taxes payable...............................        375            --
   Amounts due to/from reinsurer.......................     (1,237)       (1,293)
   Accrued investment income...........................        214          (239)
   Policy acquisition costs deferred...................     (4,591)       (3,204)
   Amortization of policy acquisition costs............      2,986         2,334
   Net realized investment losses (gains) .............      1,499          (452)
   Provision for depreciation..........................        676           518
   Accretion of discount on investments................     (1,025)         (632)
   Deferred income taxes...............................      4,365         4,977
   Prepaid federal income tax..........................     (1,015)         (580)
   Unearned ceding commission..........................       (235)        1,702
   Real estate acquired in claim settlement............         98          (329)
   Accrued interest on debt............................       (691)         (691)
   Other assets........................................        132           324
   Other operating activities..........................         94            24
                                                          --------      --------
Net cash provided by operating activities..............      5,225        11,261

Investing activities
Securities available-for-sale:
    Purchases - fixed maturities.......................    (25,551)      (26,251)
    Sales - fixed maturities...........................     17,464        10,735
    Purchases - equities...............................       (817)       (1,512)
    Sales - equities...................................        417         1,405
  Purchase of property and equipment...................       (673)       (1,323)
                                                          --------      --------
Net cash used in investing activities..................     (9,160)      (16,946)

Financing activities
Proceeds from exercise of stock options................      4,426            25
                                                          --------      --------
Net cash provided by financing activities..............      4,426            25
                                                          --------      --------
Net change in cash and short-term investments..........        491        (5,660)
Cash and short-term investments at beginning of period.     19,593        18,525
                                                          --------      --------
Cash and short-term investments at end of period.......    $20,084       $12,865
                                                          ========      ========

Supplemental schedule of cash flow information
Cash paid during the period for:
    Income taxes and United States Mortgage
       Guaranty Tax and Loss Bonds.....................    $ 1,228         $ 580
    Interest...........................................    $ 1,383       $ 1,383

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders or investors to protect the lender or investor against loss from defaults on low down payment residential mortgage loans.


NOTE  2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form 10-K for the year ended December 31, 2001.


NOTE 3 -- CONSOLIDATION

     The consolidated financial statements include Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), and Triad's wholly-owned subsidiaries, Triad Guaranty Assurance Corporation and Triad Re Insurance Corporation. All significant intercompany accounts and transactions have been eliminated.


NOTE 4 -- COMMITMENTS AND CONTINGENT LIABILITIES

     REINSURANCE - Triad assumes and cedes certain premiums and losses from/to reinsurers under various reinsurance agreements. Reinsurance contracts do not

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


relieve Triad from its obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to Triad; consequently, allowances are established for amounts when deemed uncollectible.

INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at March 31, 2002 and December 31, 2001, as presented below, was computed by applying the various percentage settlement options and applicable stop-loss parameters to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:


                                       March 31,       December 31,
                                          2002             2001

(Dollars in thousands)
Net risk............................  $ 4,671,413       $ 4,471,705
                                      ===========       ===========
Statutory capital and surplus.......  $   104,255       $   105,306
Statutory contingency reserve.......      205,653           193,747
                                      -----------       -----------
Total...............................  $   309,908       $   299,053
                                      ===========       ===========
Risk-to-capital ratio...............    15.1-to-1         15.0-to-1
                                      ===========       ===========


     Triad and its wholly-owned subsidiaries, Triad Guaranty Assurance Corporation and Triad Re Insurance Corporation, are each required under their respective domiciliary states' insurance code to maintain a minimum level of statutory capital and surplus. Triad, an Illinois domiciled insurer, is required under the Illinois Insurance Code (the "Code") to maintain minimum statutory capital and surplus of $5 million. The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders, or (b) statutory net income for the calendar year preceding the date of the dividend.

     Net income as determined in accordance with statutory accounting practices was $13.4 million for the three months ended March 31, 2002 and $55.4 million for the year ended December 31, 2001.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


     At March 31, 2002 and December 31, 2001, the amount of Triad's equity that could be paid out in dividends to stockholders was $20.5 million and $21.6 million, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

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


NOTE 6 - - COMPREHENSIVE INCOME

     Comprehensive income consists of net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three-month periods ended March 31, 2002 and 2001, the Company's comprehensive income was $9.2 million and $11.7 million, respectively.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net income for the first quarter of 2002 was $10.0 million or $0.71 per diluted share, down from $10.9 million or $0.79 per diluted share in the first quarter of 2001. Net income for the first quarter of 2001 included the receipt of a nonrecurring incentive payment of approximately $1.9 million or $0.09 per diluted share relating to the cancellation of one of the Company's excess of loss reinsurance contracts. Earnings per share for the first quarter of 2002 includes $0.07 per share of net realized investment losses compared to $0.02 per share of net realized investment gains in the first quarter of 2001.

     Operating earnings for the first three months of 2002 increased 3.6% to $11.0 million from $10.6 million for the first three months of 2001. Operating earnings exclude realized investment losses of $1.5 million in the first quarter of 2002 and realized investment gains of $452,000 in the first quarter of 2001. Operating earnings per share on a diluted basis were $0.78 for the first three months of 2002 compared to $0.77 per share for the first three months of 2001. Excluding the effects of the nonrecurring incentive payment from first quarter 2001, operating earnings increased 17% and operating earnings per diluted share for the first quarter of 2002 increased 14% compared to the first quarter of 2001. The improvement in operating earnings is attributable primarily to a 24.7% increase in earned premiums and an 8.3% increase in net investment income.

     Insurance written was $2.8 billion for the first three months of 2002 as compared to $2.7 billion for the first three months of 2001, an increase of less than 1%. Traditional flow production for the first quarter of 2002 increased 95.6% to $2.8 billion from $1.4 billion in the first quarter of 2001. The increase in new insurance written from traditional flow production was primarily the result of expanding relationships with national lenders, strong demand for risk-sharing arrangements, and a lower interest rate environment. There was no insurance written in the first quarter of 2002 attributable to structured bulk transactions while insurance written in the first quarter of 2001 included $1.3 billion of structured bulk transaction volume.

     Consolidation within the mortgage origination industry and Triad's continued focus on national lenders has resulted in a greater percentage of production volume being concentrated among a smaller customer base. The loss of one or more of these significant customers could have a significant adverse effect on the Company's business. According to industry data, Triad's national market share of net new primary insurance written increased to 3.6% for the first three months of 2002 compared to 2.8% for the first three months of 2001. Market share for the first three months of 2001 excludes $1.0 billion in bulk production in the first quarter of 2001 that did not meet the industry's definition of new insurance written. Net new primary insurance written excludes insurance placed upon loans more than 12 months after loan origination,

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


insurance placed upon loans already covered by primary mortgage insurance, and insurance placed upon loans where lender exposure is effectively reduced below defined minimums. This treatment is consistent with the new definitions adopted by the Company and the industry in the third quarter of 2001 regarding the computation of new insurance written for market share purposes. Total direct insurance in force reached $22.1 billion at March 31, 2002, compared to $16.9 billion at March 31, 2001, an increase of 30.7%.

     Total direct premiums written were $27.8 million for the first three months of 2002, an increase of 27.7% from $21.8 million for the first three months of 2001. Net premiums written increased by 23.6% to $24.5 million in the first quarter of 2002 from $19.8 million for the same period of 2001. Earned premiums increased 24.7% to $24.5 million for the first three months of 2002 from $19.7 million for the first three months of 2001. This growth in written and earned premiums resulted from strong levels of new insurance written offset by the impact of a declining persistency rate due to a high level of mortgage refinancings.

     Growth in direct premiums written was offset somewhat by the increase in ceded premiums written. Driven by increases in risk-sharing arrangements, ceded premium written increased 68.9% to $3.3 million for the first three months of 2002 from $2.0 million for the first three months of 2001. The Company's premium cede rate (the ratio of ceded premiums written to direct premiums written) was 12.0% in the first quarter of 2002 compared to 9.1% in the same period of 2001. Approximately 49% of flow insurance written during the first quarter of 2002 is subject to risk-sharing arrangements compared to 52% of insurance written (27% including bulk transactions) in the first quarter of 2001. Management anticipates ceded premiums will continue to increase as a result of the expected increase in risk-sharing programs.

     Refinance activity was 48.6% of flow insurance written in the first quarter of 2002 compared to 33.6% of insurance written (22.7% including bulk transactions) in the first quarter of 2001. Persistency, or the amount of insurance in force remaining from one-year prior, was 60.9% at March 31, 2002, compared to 67.6% at December 31, 2001, and 81.4% at March 31, 2001. The increase in refinance activity and the decrease in persistency were reflective of the low interest rate environment.

     Net investment income for the first three months of 2002 was $3.8 million, an 8.3% increase over $3.5 million in the first three months of 2001. This increase in investment income is the result of growth in the average book value of invested assets by $46.7 million to $281.0 million at March 31, 2002, from $234.3 million at March 31, 2001. The growth in invested assets is attributable to normal operating cash flow. The pre-tax yield on average invested assets decreased to 5.4% for the first three months of 2002, as compared to 5.9% for the first three months of 2001, reflecting the current low interest rate environment and the disposal of a number of higher yielding, lower quality securities during the past twelve months to enhance the overall quality of the portfolio. The Company has been investing new money in shorter duration securities, which are currently producing lower yields than longer duration securities. This strategy is based on the expectation that interest rates will

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


rise in the future, so that the maturing shorter duration investments can be reinvested in a higher interest rate environment. The portfolio's tax-equivalent yield was 7.8% for the first quarter of 2002 versus 8.1% for the first quarter of 2001. Based on fair value, approximately 75% and 69% of the Company's fixed maturity portfolio at March 31, 2002 and 2001, respectively, was composed of state and municipal tax-preferred securities. At March 31, 2002, based on fair value, approximately 94% of the Company's fixed maturity portfolio was either a U.S. government or U.S. agency obligation or was rated investment grade by at least one nationally recognized securities rating organization compared to approximately 91% of the Company's fixed maturity portfolio at March 31, 2001. Realized losses in 2002 included a $755,000 impairment writedown on a bond held in the Company's portfolio

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 14.2% in the first quarter of 2002 to $2.5 million from $2.2 million for the same period of 2001. This rise reflects an increase in paid losses and delinquent loans as the Company's insurance in force matures. The Company's loss ratio (the ratio of incurred losses to earned premiums) was 10.3% for the first quarter of 2002 as compared to 11.2% for the first quarter of 2001 and 10.7% for all of 2001.

     As of March 31, 2002, approximately 77% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on insurance written in previous years has been quite favorable, management does not expect losses to remain at the low levels currently reported. The Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Furthermore, changes in the economic environment could accelerate paid and incurred loss development. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is impossible to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

     Amortization of deferred policy acquisition costs increased by 27.9% to $3.0 million in the first three months of 2002 from $2.3 million for the first three months of 2001. The increase in amortization reflects growth in deferred policy acquisition costs related to the expansion of the Company's insurance in force and accelerated amortization due to higher cancellations from refinance activity in the first quarter of 2002.

     Other operating expenses increased 39.5% to $6.1 million for the first quarter of 2002 from $4.4 million for the same period in 2001. This increase in expenses is primarily attributable to personnel, technology amortization, and equipment costs required to support the Company's increased levels of production, product development, system enhancements, and geographic expansion. The expense ratio (ratio of underwriting expenses to net premiums written) for the first quarter of 2002 was 37.0% compared to 33.7% for the first quarter of 2001 and 35.1% for all of 2001.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


     The effective tax rate for the first three months of 2002 was 31.1% as compared to 31.3% for the first three months of 2001. Management expects the Company's effective tax rate to remain about the same as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, operating expenses, and taxes.

     The Company generated positive cash flow from operating activities for the first quarter of 2002 of $5.2 million compared to $11.3 million for the same period of 2001. Triad's positive operating cash flow in the first quarter of 2002 reflects premiums and investment income received that were greater than expenses and losses paid. The decrease in operating cash flow from the prior-year level reflects increases in paid expenses and losses exceeding growth in collected premiums and the $1.9 million cash payment in the prior-year period from cancellation of an excess of the loss reinsurance contract.

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

     Consolidated invested assets were $286.4 million at March 31, 2002, compared to $277.2 million at December 31, 2001. Fixed maturity securities and equity securities classified as available-for-sale totaled $268.2 million at March 31, 2002. Net unrealized investment gains were $1.0 million on equity securities and net unrealized investment losses were $804,000 on fixed maturity securities at March 31, 2002. Based on fair value, the fixed maturity portfolio consisted of approximately 75% municipal securities, 20% corporate securities, and 5% U.S. government obligations at March 31, 2002.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


     The Company's loss reserves were $18.2 million at March 31, 2002, compared to $18.0 million at December 31, 2001. Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. Reserves are also established for estimated losses incurred on notices of default not yet reported by the lender. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. The growth in loss reserves is the result of the increase in reported defaults and the maturing of the Company's risk in force. The Company expects loss reserves will continue to grow, reflecting the growth and aging of its insurance in force. Including bulk loans, the Company's delinquency ratio, the ratio of delinquent insured loans to total insured loans, was 0.91% at March 31, 2002, compared to 0.89% at December 31, 2001.

     Reserves  are  established  by  management   using  estimated  claim  rates
(frequency) and claim amounts (severity) to estimate ultimate losses. The reserving process incorporates a multi-dimensional analytical form that gives effect to current economic conditions and profiles delinquencies by such factors as policy year, geography, and chronic late payment characteristics in addition to profiling them by age. Because the estimate for loss reserves is sensitive to the estimates of claims frequency and severity, management performs sensitivity analyses to test the reasonableness of the best estimate generated by the loss reserve estimation process. These sensitivity analyses allow management to use alternative assumptions related to claims frequency and claims severity to develop a range of reasonably possible loss reserve outcomes that can be used to challenge the best estimate. The loss reserve estimation process and the sensitivity analyses support the reasonableness of the best estimate of loss reserves recorded as a liability in the financial statements. Management periodically reviews the loss reserve process in order to improve its estimate of ultimate losses on loans currently in default. Adjustments to reserve estimates are reflected in the financial statements in the periods in which the adjustments are made.

     Total stockholders' equity increased to $263.7 million at March 31, 2002, from $246.1 million at December 31, 2001. This increase resulted primarily from net income of $10.0 million for the first quarter of 2002 and from additional paid-in capital of $8.4 million resulting from the exercise of employee stock options and the related tax benefit, offset somewhat by a decline in net unrealized gains on invested assets classified as available-for-sale of $837,000 (net of income tax).

     Triad's total statutory policyholders' surplus decreased to $104.3 million at March 31, 2002, from $105.3 million at December 31, 2001. Triad's statutory earned surplus decreased to $20.5 million at March 31, 2002 from $21.6 million at December 31, 2001. The decrease in Triad's statutory policyholders' surplus and statutory earned surplus resulted from the increase in the statutory contingency reserve and the timing of the purchase of United States Mortgage Guaranty Tax and Loss Bonds which offset the increase in statutory net income. The balance in the statutory contingency reserve was $205.7 million at March 31, 2002, compared to $193.7 million at December 31, 2001.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


     Triad's ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of March 31, 2002, Triad's risk-to-capital ratio was 15.1-to-1, as compared to 15.0-to-1 at December 31, 2001, and 11.2-to-1 for the industry as a whole at December 31, 2000, the latest industry data available.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


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

                                                 TRIAD GUARANTY INC.


Date: May 15, 2002
                                                 /s/ Michael E. Crow
                                                 ---------------------
                                                 Michael E. Crow
                                                 Vice President and Controller,
                                                 Principal Accounting Officer