Form 10-K/A
period 2001-12-31
TRIAD GUARANTY INC
filed 2002-06-27
CIK 911631

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


ITEM 14        EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES, AND REPORTS ON FORM 8-K.
               -----------------------------------

           (a) The following documents are filed as a part of this Report:

            2. FINANCIAL STATEMENT SCHEDULES

               (a) Triad Guaranty Inc. 401(k) Profit-Sharing Plan Financial Statements

               The Financial Statements of Triad Guaranty Inc. 401(k)Profit Sharing Plan, together with the report thereon of Ernst & Young LLP, consisting of:

               Report of Independent Auditors

               Statements of Net Assets Available for Benefits (Modified Cash Basis)

               Statement of Changes in Net Asset Available for Benefits (Modified Cash Basis)

               Notes to Financial Statements

               Schedule of Assets (Held at end of Year)(Modified Cash Basis)

            3. EXHIBITS

               23.2 Consent of Ernst & Young LLP

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized on the 27th day of June 2002.

                                           TRIAD GUARANTY INC.





                                           By:/s/Michael E. Crow
                                           -----------------------
                                           Michael E. Crow
                                           Vice President and Controller

                 FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
                             (MODIFIED CASH BASIS)

                 TRIAD GUARANTY INC. 401(K) PROFIT-SHARING PLAN

DECEMBER  31,  2001 AND 2000 AND YEAR ENDED  DECEMBER  31,  2001 WITH  REPORT OF
                              INDEPENDENT AUDITORS

                               Triad Guaranty Inc.
                           401(k) Profit-Sharing Plan

                 Financial Statements and Supplemental Schedule
                              (Modified Cash Basis)

           December 31, 2001 and 2000 and year ended December 31, 2001



                                    Contents

Report of Independent Auditors................................................1

Financial Statements

Statements of Net Assets Available for Benefits (Modified Cash Basis).........3
Statement of Changes in Net Assets Available for Benefits
  (Modified Cash Basis).......................................................4
Notes to Financial Statements (Modified Cash Basis)...........................5

Supplemental Schedule

Schedule of Assets (Held at End of Year) (Modified Cash Basis)...............11

                         REPORT OF INDEPENDENT AUDITORS


Plan Administrator of the Triad Guaranty Inc.
    401(k) Profit-Sharing Plan

We have audited the accompanying statements of net assets available for benefits (modified cash basis) of the Triad Guaranty Inc. 401(k) Profit-Sharing Plan as of December 31, 2001 and 2000, and the related statement of changes in net assets available for benefits (modified cash basis) for the year ended December 31, 2001. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, information regarding the Plan's net assets available for benefits (modified cash basis) as of December 31, 2001 and 2000, and changes therein (modified cash basis) for the year ended December 31, 2001, on the basis of accounting described in Note 2.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule (modified cash basis) of assets (held at end of year) as of December 31, 2001 is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule (modified cash basis) has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                          ERNST & YOUNG LLP
May 30, 2002
Greensboro, North Carolina

                               Triad Guaranty Inc.
                           401(k) Profit-Sharing Plan

                 Statements of Net Assets Available for Benefits
                              (Modified Cash Basis)


                                                    December 31
                                                2001           2000
                                            ---------------------------
Assets
Investments, at fair value                  $ 7,208,978     $ 6,064,571
                                            ---------------------------
Net assets available for benefits           $ 7,208,978     $ 6,064,571
                                            ===========================
See notes to financial statements.

                               Triad Guaranty Inc.
                           401(k) Profit-Sharing Plan

            Statement of Changes in Net Assets Available for Benefits
                              (Modified Cash Basis)

                          Year ended December 31, 2001



Additions:
   Investment income:
     Net appreciation in fair value of investments      $     52,607
     Interest and dividends                                   40,222
                                                        ------------
                                                              92,829

   Contributions:
     Participants                                            895,550
     Employer                                                373,772
     Rollover                                                 20,423
                                                        ------------
                                                           1,289,745
                                                        ------------
Total additions                                            1,382,574

Deductions:
   Benefits paid to participants                             238,167
                                                        ------------
Net increase                                               1,144,407

Net assets available for benefits:
   Beginning of year                                       6,064,571
                                                        ------------
   End of year                                          $  7,208,978
                                                        ============


See notes to financial statements.

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                          NOTES TO FINANCIAL STATEMENTS
                              (MODIFIED CASH BASIS)

                                DECEMBER 31, 2001


1. DESCRIPTION OF PLAN

The following description of the Triad Guaranty Inc. 401(k) Profit-Sharing Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

GENERAL

The Plan is a salary deferral 401(k) defined contribution plan covering all employees of Triad Guaranty Inc. and its subsidiaries (the "Company" or the "Plan Sponsor") who have at least three months of service. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan became effective November 1, 1993.

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

FORFEITURES

Forfeitures of matching contributions of $11,523 for 2001 were used to reduce employer contributions.

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

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (MODIFIED CASH BASIS)




3. INVESTMENTS

The Plan's investments are held by a bank administered trust fund. Investments that represent 5 percent or more of the Plan's net assets as of December 31 are as follows:

                                                    2001             2000
                                                -----------------------------
 Investments at fair value as determined
    by quoted market price:
      Triad Guaranty Inc. Common Stock          $ 4,267,321       $ 3,944,089
      Davis New York Venture Fund                   885,721           888,512
      Alger Capital Appreciation Portfolio          580,468           537,345
      Federated International Equity Fund           361,506           462,282
      Merrill Lynch Retirement Reserves             384,813                 -


During 2001, the Plan's investments (including investments bought and sold, as well as held during the period) appreciated (depreciated) in value as follows:

                                            Net Appreciation
                                             Depreciation) in
                                            Fair Value During
                                                  Year
                                           ------------------

     Triad Guaranty Inc. Common Stock        $   400,187
     Mutual Funds                               (347,580)
                                             ------------
                                             $    52,607
                                             ============

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (MODIFIED CASH BASIS)




4. EXEMPT PARTY-IN-INTEREST TRANSACTIONS

All Plan investments are managed by the trustee, Merrill Lynch, and, therefore, these transactions qualify as a party-in-interest. All fees for the investment manager services were paid by the Plan sponsor.

Certain administrative functions are performed by officers or employees of the Company. No such officer or employee receives compensation from the Plan. All administrative expenses are paid directly by the Plan sponsor.

5. INCOME TAX STATUS

The Plan received an opinion letter from the Internal Revenue Service dated June 29, 1993, stating that the written form of the underlying prototype plan document is qualified under Section 401(a) of the Internal Revenue Code (the "Code"), and that any employer adopting this form of the Plan will be considered to have a plan qualified under Section 401(a) of the Code. Therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan
Administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax exempt.

                              SUPPLEMENTAL SCHEDULE

                               TRIAD GUARANTY INC.
                           401(K) PROFIT-SHARING PLAN
                                 EIN: 56-1838519
                                PLAN NUMBER: 001
                               SCHEDULE H, LINE 4I

                    SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                              (MODIFIED CASH BASIS)

                                DECEMBER 31, 2001


                                                      (c)
                                                  Description
                                                 of Investment,
                                               Including Maturity
                                                   Date, Rate of
                   (b)                              Interest,             (e)
        Identity of Issue, Borrower,             Collateral, Par        Current
(a)       Lessor or Similar Party               or Maturity Value        Value
--- -------------------------------------- ----------------------  ------------

 *   Triad Guaranty Inc. Common Stock             117,641 shares    $ 4,267,321
     Davis New York Venture Fund                   34,821 shares        885,721
     Dreyfus Founders Discovery Fund                2,431 shares         69,288
     Alger Capital Appreciation Portfolio          64,069 shares        580,468
     PIMCO Total Return Fund                       33,432 shares        349,697
     Federated International Equity Fund           24,004 shares        361,506
 *   Merrill Lynch Fundamental Growth Fund          2,087 shares         37,270
     Van Kampen American Value Fund                   119 shares          2,238
 *   Merrill Lynch Small Cap Value Fund             1,217 shares         29,320
     PIMCO Innovation Fund                            752 shares         16,999
     PIMCO Mid-Cap Growth Fund                      1,392 shares         26,700
 *   Merrill Lynch S&P 500 Index Fund               9,240 shares        130,097
     AIM Balanced Fund                              1,530 shares         39,700
 *   Merrill Lynch Retirement Reserves            384,813 shares        384,813

     Loans                                    Various maturities
                                              with rates ranging
                                              from 8.75% to 10.50%       27,840
                                                                    -----------
                                                                    $ 7,208,978
                                                                    ===========
*  Indicates party in interest to the Plan

Note: Cost information has not been included because all investments are participant directed.