Form 10-Q
period 2002-06-30
TRIAD GUARANTY INC
filed 2002-08-14
CIK 911631

FORM 10-Q
                               ------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from ______ to _____


                         Commission File Number 0-22342

                               TRIAD GUARANTY INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                           56-1838519
(State of Incorporation)                        (I.R.S. Employer Identification
                                                            Number)


                            101 SOUTH STRATFORD ROAD
                       WINSTON-SALEM, NORTH CAROLINA 27104
                    (Address of principal executive offices)

                                 (336) 723-1282
              (Registrant's telephone number, including area code)
                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of August 1, 2002: 14,134,449 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                           Page
                                                                         Number
                                                                         ------
Part I. Financial Information:

    Item 1. Financial Statements:

    Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
       and December 31, 2001................................................  3

    Consolidated Income Statements for the Three and Six Months
       Ended June 30, 2002 and 2001 (Unaudited)............................   4

    Consolidated Statements of Cash Flow for the Six Months
       Ended June 30, 2002 and 2001 (Unaudited)............................   5

    Notes to Consolidated Financial Statements.............................   6

    Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations...............................................   9

Part II. Other Information:

    Item 1. Legal Proceedings.............................................   17

    Item 2. Changes in Securities and Use of Proceeds......................  17

    Item 3. Defaults Upon Senior Securities................................  17

    Item 4. Submission of Matters to a Vote of Security Holders............  17

    Item 5. Other Information..............................................  17

    Item 6. Exhibits and Reports on Form 8-K...............................  17

    Signatures.............................................................  18

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     June 30,     December 31,
                                                                       2002           2001
                                                                   -----------    ------------
                                                                   (Unaudited)
(Dollars in thousands except per share information)

Assets
Invested assets:
    Fixed maturities, available-for-sale, at fair value..........    $275,148        $245,986
    Equity securities, available-for-sale, at fair value.........      12,332          12,476
    Short-term investments.......................................      17,029          18,739
                                                                     --------        --------
                                                                      304,509         277,201

Cash ............................................................          72             854
Real estate......................................................         506             162
Accrued investment income........................................       3,161           3,196
Deferred policy acquisition costs................................      28,669          25,944
Prepaid federal income taxes.....................................      69,425          62,619
Property and equipment...........................................      10,796          11,169
Reinsurance recoverable..........................................         630               5
Other assets.....................................................      15,597          15,305
                                                                     --------        --------
Total assets.....................................................    $433,365        $396,455
                                                                     ========        ========

Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses..........................    $ 18,739        $ 17,991
    Unearned premiums............................................       7,478           7,650
    Amounts payable to reinsurer.................................       2,444           2,445
    Current taxes payable........................................         519              40
    Deferred income taxes........................................      81,342          74,773
    Unearned ceding commission...................................       1,861           2,324
    Long-term debt...............................................      34,476          34,473
    Accrued interest on debt.....................................       1,275           1,275
    Accrued expenses and other liabilities.......................       5,108           9,415
                                                                     --------        --------
Total liabilities................................................     153,242         150,386
Commitments and contingent liabilities - Note 4
Stockholders' equity:
    Preferred stock, par value $.01 per share --- authorized
       1,000,000 shares; no shares issued and outstanding........         ---             ---
    Common stock, par value $.01 per share --- authorized
       32,000,000 shares; issued and outstanding
       14,134,149 shares at June 30, 2002 and 13,691,672
       at December 31, 2001......................................         141             137
    Additional paid-in capital...................................      79,536          69,057
    Accumulated other comprehensive income, net of income
       tax liability of $2,127 at June 30, 2002 and $522 at
       December 31, 2001.........................................       3,955             975
    Deferred compensation........................................        (855)           (118)
    Retained earnings............................................     197,346         176,018
                                                                     --------        --------
Total stockholders' equity.......................................     280,123         246,069
                                                                     --------        --------
Total liabilities and stockholders' equity.......................    $433,365        $396,455
                                                                     ========        ========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                              Three Months Ended            Six Months Ended
                                                                    June 30                        June 30
                                                           -----------------------        ---------------------
                                                             2002             2001            2002        2001
                                                             ----             ----            ----        ----
(Dollars in thousands except per share information)

Revenue:
Premiums written:
   Direct...........................................        $29,784         $21,998         $57,622      $43,791
   Assumed..........................................              1               1               2            3
   Ceded............................................         (4,494)         (2,222)         (7,842)      (4,205)
                                                         ----------      ----------      ----------   ----------
Net premiums written................................         25,291          19,777          49,782       39,589
Change in unearned premiums.........................            208             366             252          237
                                                         ----------      ----------      ----------   ----------
Earned premiums.....................................         25,499          20,143          50,034       39,826
Net investment income...............................          3,953           3,657           7,717        7,134
Realized investment gains (losses)..................           (729)            162          (2,228)         614
Other income........................................             15              15              42        1,882
                                                         ----------      ----------      ----------   ----------
                                                             28,738          23,977          55,565       49,456

Losses and expenses:
Losses and loss adjustment expenses.................          2,875           2,135           5,396        4,334
Reinsurance recoveries..............................              4              (1)             (1)           3
                                                         ----------      ----------      ----------   ----------
Net losses and loss adjustment expenses.............          2,879           2,134           5,395        4,337
Interest expense on debt............................            693             693           1,386        1,385
Amortization of deferred policy acquisition costs...          3,059           2,674           6,045        5,009
Other operating expenses (net)......................          5,764           4,293          11,833        8,645
                                                         ----------      ----------      ----------   ----------
                                                             12,395           9,794          24,659       19,376
                                                         ----------      ----------      ----------   ----------
Income before income taxes .........................         16,343          14,183          30,906       30,080
Income taxes:
   Current..........................................            172              92             332           93
   Deferred.........................................          4,881           4,261           9,246        9,237
                                                         ----------      ----------      ----------   ----------
                                                              5,053           4,353           9,578        9,330
                                                         ----------      ----------      ----------   ----------
Net income..........................................        $11,290         $ 9,830         $21,328      $20,750
                                                         ==========      ==========      ==========   ==========


Earnings per common and
   common equivalent share:
   Basic............................................        $.80            $.73            $1.53         $1.55
                                                         ==========      ==========     ===========     ========
   Diluted..........................................        $.78            $.71            $1.49         $1.49
                                                         ==========      ==========     ===========     ========

Shares used in computing earnings
   per common and common equivalent share:
   Basic............................................     14,115,220      13,444,388      13,976,165   13,399,891
                                                         ==========      ==========      ==========   ==========
   Diluted..........................................     14,390,101      13,939,338      14,295,372   13,885,145
                                                         ==========      ==========      ==========   ==========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                    Six Months Ended
                                                                        June 30
                                                                 ---------------------
                                                                   2002         2001
                                                                   ----         ----
(Dollars in thousands)

Operating activities
Net income..................................................      $21,328      $20,750
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Loss and unearned premium reserves.......................          577        1,311
   Accrued expenses and other liabilities...................       (5,397)      (3,578)
   Current taxes payable....................................          478           93
   Amounts due to/from reinsurer............................         (706)        (955)
   Accrued investment income................................           35         (240)
   Policy acquisition costs deferred........................       (8,771)      (7,073)
   Amortization of policy acquisition costs.................        6,045        5,008
   Net realized investment losses (gains)...................        2,228         (614)
   Provision for depreciation...............................        1,424        1,079
   Accretion of discount on investments.....................       (2,137)      (1,305)
   Deferred income taxes....................................        9,246        9,237
   Prepaid federal income tax...............................       (6,806)      (7,047)
   Unearned ceding commission...............................         (463)       1,415
   Real estate acquired in claim settlement.................         (343)           1
   Other assets.............................................         (144)      (1,029)
   Other operating activities...............................          198          127
                                                                  -------      -------
Net cash provided by operating activities...................       16,792       17,180

Investing activities
Securities available-for-sale:
      Purchases - fixed maturities..........................      (46,879)     (42,927)
      Sales - fixed maturities..............................       24,382       15,843
      Purchases - equities..................................       (2,040)      (1,896)
      Sales - equities......................................        1,035        2,255
   Purchase of property and equipment.......................       (1,050)      (2,593)
                                                                  -------      -------
Net cash used in investing activities.......................      (24,552)     (29,318)

Financing activities
Proceeds from exercise of stock options.....................        5,268        2,797
                                                                  -------      -------
Net cash provided by financing activities...................        5,268        2,797
                                                                  -------      -------
Net change in cash and short-term investments...............       (2,492)      (9,341)
Cash and short-term investments at beginning of period......       19,593       18,525
                                                                  -------      -------
Cash and short-term investments at end of period............      $17,101      $ 9,184
                                                                  =======      =======

Supplemental schedule of cash flow information
Cash paid during the period for:
   Income taxes and United States Mortgage Guaranty
      Tax and Loss Bonds....................................      $ 7,306      $ 7,032

   Interest.................................................      $ 1,383      $ 1,383

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders and investors to protect the lender or investor against loss from defaults on low down payment residential mortgage loans.


NOTE  2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form 10-K for the year ended December 31, 2001.


NOTE 3 -- CONSOLIDATION

     The consolidated financial statements include Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), and Triad's wholly-owned subsidiaries, Triad Guaranty Assurance Corporation and Triad Re Insurance Corporation (collectively referred to as "the Company"). All significant intercompany accounts and transactions have been eliminated.


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

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at June 30, 2002 and December 31, 2001, as presented below, was computed by applying the various percentage settlement options and applicable stop-loss parameters to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:


                                          June 30,        December 31,
                                            2002              2001

(Dollars in thousands)
Net risk..............................   $ 5,039,445      $ 4,471,705
                                         ===========      ===========
Statutory capital and surplus.........   $   104,261      $   105,306
Statutory contingency reserve.........       218,243          193,747
                                         -----------      -----------
Total.................................   $   322,504      $   299,053
                                         ===========      ===========
Risk-to-capital ratio.................     15.6-to-1        15.0-to-1
                                         ===========      ===========

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

     Net income as determined in accordance with statutory accounting practices was $27.8 million for the six months ended June 30, 2002 and $55.4 million for the year ended December 31, 2001.

     At June 30, 2002 and December 31, 2001, the amount of Triad's equity that could be paid out in dividends to stockholders was $20.5 million and $21.6 million, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

     LOSS RESERVES - The Company establishes loss reserves to provide for the estimated costs of settling claims with respect to loans reported to be in default and loans in default which have not been reported to the Company.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


Reserves are established by management using estimated claim rates (frequency) and claim amounts (severity) to estimate ultimate losses. The reserving process gives effect to current economic conditions and profiles delinquencies by such factors as policy year, geography, chronic late payment characteristics and age. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, there can be no assurance that the reserves will prove to be adequate to cover ultimate loss development.


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


NOTE 6 - - COMPREHENSIVE INCOME

     Comprehensive income consists of net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three months ended June 30, 2002 and 2001, the Company's comprehensive income was $15.1 million and $8.7 million, respectively. For the six months ended June 30, 2002 and 2001, the Company's comprehensive income was $24.3 million and $20.4 million, respectively.

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net income for the first six months of 2002 increased 2.8% to $21.3 million or $1.49 per diluted share compared to $20.8 million or $1.49 per diluted share for the first six months of 2001. Net income for the first six months of 2001 included the receipt of a nonrecurring incentive payment of approximately $1.9 million or $0.09 per diluted share relating to the cancellation of one of the Company's excess of loss reinsurance contracts. The payment was reported as other income in the first quarter of 2001. Net income for the second quarter of 2002 increased 14.9% to $11.3 million or $0.78 per diluted share from $9.8 million or $0.71 per diluted share in the second quarter of 2001. Earnings per share for the first six months of 2002 includes $0.10 per share of net realized investment losses compared to $0.02 per share of net realized investment gains in the first six months of 2001. For the second quarter of 2002 and 2001, earnings per share includes $0.04 per share of net realized investment losses and $0.01 per share of net realized investment gains, respectively.

     Operating earnings for the first six months of 2002 increased 11.9% to $22.8 million from $20.4 million for the first six months of 2001. For the second quarter of 2002, operating earnings increased 21.0% to $11.8 million from $9.7 million in the second quarter of 2001. Operating earnings exclude realized investment losses of $2.2 million in the first six months of 2002 and realized investment gains of $614,000 in the first six months of 2001. For the second quarter of 2002 and 2001, operating earnings exclude realized investment losses of $729,000 and realized investment gains of $162,000, respectively. Operating earnings per share on a diluted basis were $1.59 for the first six months of 2002 compared to $1.47 per share for the same period of 2001. For the second quarter of 2002, operating earnings per share on a diluted basis were $0.82 compared to $0.70 per share for the second quarter of 2001. Excluding the effects of the nonrecurring incentive payment from operating results for the first six months of 2001, operating earnings increased 19.0% and operating earnings per diluted share increased 15.2% for the first six months of 2002 compared to the first six months of 2001. The improvement in operating earnings is attributable primarily to a 25.6% (26.6% in the second quarter) increase in earned premiums and an 8.2% (8.1% in the second quarter) increase in net investment income.

     Insurance written was $6.2 billion for the first six months of 2002 as compared to $4.7 billion for the first six months of 2001, an increase of 32.8%. For the second quarter of 2002, insurance written was $3.5 billion compared to $1.9 billion for the second quarter of 2001, an increase of 77.9%. Traditional flow production for the first six months of 2002 increased 62.6% to $5.5 billion from $3.4 billion in the first six months of 2001. For the second quarter of 2002, traditional flow production was $2.7 billion compared to $1.9 billion in the second quarter of 2001, an increase of 38.4%. The increase in new insurance written from traditional flow production was primarily the result of expanding relationships with national lenders, strong demand for risk-sharing arrangements, and a lower interest rate environment. Insurance written in the first six months of 2002 attributable to bulk transactions totaled $766 million (all in the second quarter of 2002) compared to $1.3 billion in the first six months of 2001 (all in the first quarter of 2001).

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

     Consolidation within the mortgage origination industry and Triad's continued focus on national lenders has resulted in a greater percentage of production volume being concentrated among a smaller customer base. The loss of one or more of these significant customers could have a significant adverse effect on the Company's business. According to industry data, Triad's national market share of net new primary insurance written increased to 3.2% for the second quarter and 3.4% for the first six months of 2002 from 2.6% and 2.7% for the respective periods in 2001. Net new primary insurance written excludes insurance placed on loans more than 12 months after loan origination, insurance placed on loans already covered by primary mortgage insurance, and insurance placed on loans where lender exposure is effectively reduced below defined minimums. This treatment is consistent with the new definitions adopted by the Company and the industry in the third quarter of 2001 regarding the computation of new insurance written for market share purposes. Total direct insurance in force reached $23.8 billion at June 30, 2002, compared to $17.3 billion at June 30, 2001, an increase of 37.3%.

     Total direct premiums written were $57.6 million for the first six months of 2002, an increase of 31.6% from $43.8 million for the first six months of 2001. Direct premiums written for the second quarter of 2002 increased 35.4% to $29.8 million compared to $22.0 million for the same period of 2001. Net premiums written were $49.8 million in the first six months of 2002, an increase of 25.7% from $39.6 million for the same period of 2001. Net premiums written for the second quarter of 2002 increased by 27.9% to $25.3 million compared to $19.8 million for the same period of 2001. Earned premiums increased 25.6% to $50.0 million for the first six months of 2002 from $39.8 million for the first six months of 2001. Earned premiums for the second quarter of 2002 were $25.5 million compared to $20.1 million for the same period of 2001, an increase of 26.6%. This growth in written and earned premiums resulted from strong levels of new insurance written offset by the impact of a low persistency rate.

     Growth in direct premiums written was partially offset by the increase in ceded premiums written. Driven by increases in risk-sharing arrangements, ceded premium written increased 86.5% to $7.8 million for the first six months of 2002 from $4.2 million for the first six months of 2001. Ceded premiums written in the second quarter of 2002 were $4.5 million compared to $2.2 million in the same period of 2001, an increase of 102.2%. The Company's premium ceded rate (the ratio of ceded premiums written to direct premiums written) was 13.6% in the first six months of 2002 (15.1% in the second quarter) compared to 9.6% in the first six months of 2001 (10.1% in the second quarter). Approximately 50% of flow insurance written (44% including bulk transactions) during the first six months of 2002 is subject to risk-sharing arrangements compared to 57% of insurance written (41% including bulk transactions) in the first six months of 2001. Management anticipates ceded premiums will continue to increase as a result of the expected increase in risk-sharing programs.


     Refinance activity was 39.9% of insurance written in the first half of 2002 compared to 29.9% of insurance written in the first half of 2001. Refinance activity was 33.0% of insurance written in the second quarter of 2002 compared

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


to 40.1% of insurance written in the same period of 2001. Persistency, or the percentage of insurance in force remaining from one-year prior, was 62.4% at June 30, 2002 compared to 67.6% at December 31, 2001, and 75.8% at June 30, 2001. The decrease in persistency is reflective of the low interest rate environment that has been in place over the previous 12 months, and the resulting high level of refinance activity. The annualized quarterly persistency run rate for the second quarter of 2002 was 65.5%, up from 60.7% in the second quarter of 2001.

     Net investment income for the first six months of 2002 was $7.7 million, an 8.2% increase over $7.1 million in the first six months of 2001. Net investment income for the second quarter of 2002 was $4.0 million compared to $3.7 million in the same period of 2001, an increase of 8.1%. This increase in investment income is the result of growth in the average book value of invested assets by $46.7 million to $286.8 million at June 30, 2002 from $240.1 million at June 30, 2001. The growth in invested assets is attributable to normal operating cash flow. The pre-tax yield on average invested assets decreased to 5.4% for the first six months of 2002 compared to 5.9% for the first six months of 2001, reflecting the current low interest rate environment for new money investments and the disposal of a number of higher yielding, lower quality securities during the past twelve months to enhance the overall quality of the portfolio. The portfolio's tax-equivalent yield-to-maturity was 7.9% for the first half of 2002 versus 8.0% for the first half of 2001. Based on fair value, approximately 77% and 71% of the Company's fixed maturity portfolio at June 30, 2002 and 2001, respectively, was composed of state and municipal tax-preferred securities. At June 30, 2002, based on fair value, approximately 95% of the Company's fixed maturity portfolio was either a U.S. government or U.S. agency obligation or was rated investment grade by at least one nationally recognized securities rating organization compared to approximately 92% of the Company's fixed maturity portfolio at June 30, 2001.

     The Company actively monitors investment securities considered to be at risk for impairment. When the Company determines that it is probable that it will be unable to collect all amounts due according to the contractual terms of a security, an other-than-temporary impairment loss has occurred. In the event of permanent impairment, the Company writes down the cost basis of the security to its fair value and recognizes a realized loss for the amount of the writedown. Realized losses in the first six months of 2002 included impairment writedowns of approximately $1.3 million on bonds held in the Company's portfolio, with approximately $600,000 of impairment writedowns occurring in the second quarter. The writedowns involved securities in the telecommunications and technology sectors.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 24.4% in the first six months of 2002 to $5.4 million from $4.3 million for the same period of 2001. Net losses and loss adjustment expenses were $2.9 million in the second quarter of 2002 compared to $2.1 million in the second quarter of 2001, an increase of 34.9%. This rise reflects an increase in paid losses and delinquent loans as the Company's insurance in force matures. Net paid losses and loss adjustment expenses were $4.6 million in the first six months of 2002, up from $2.8 million in the first six months of 2001. Net paid losses and loss adjustment expenses were $2.4 million in the second quarter of 2002 compared to $1.7 million in the second quarter of 2001. Reported delinquent loans totaled 1,684 at June 30, 2002, compared to 1,420 at December 31, 2002 and 928 at June 30, 2001. The delinquency inventory count includes all reported delinquencies that are three or more payments in arrears at the reporting date

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


and all reported delinquencies that were previously three or more payments in arrears and have not made payments to the current due date. Reserves are established for all insured loans reported as delinquent to the Company by the loan servicer. The Company's loss ratio (the ratio of incurred losses to earned premiums) was 10.8% for the first half of 2002 compared to 10.9% for the first half of 2001 and 10.7% for all of 2001. The loss ratio was 11.3% for the second quarter of 2002 and 10.6% for the second quarter of 2001.

     As of June 30, 2002, approximately 78% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on insurance written in previous years has been quite favorable, management does not expect losses to remain at the low levels currently reported. The Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Furthermore, changes in the economic environment could accelerate paid and incurred loss development. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is impossible to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

     Amortization of deferred policy acquisition costs increased by 20.7% to $6.0 million in the first six months of 2002 from $5.0 million for the first six months of 2001. These costs were $3.1 million in the second quarter of 2002 compared to $2.7 million in the second quarter of 2001, an increase of 14.4%. The increase in amortization reflects growth in deferred policy acquisition costs related to the expansion of the Company's insurance in force and accelerated amortization due to higher cancellations from refinance activity in the first half of 2002, although this trend abated in the second quarter.

     Other operating expenses increased 36.9% to $11.8 million for the first half of 2002 from $8.6 million for the same period of 2001. For the second quarter of 2002, other operating expenses were $5.8 million compared to $4.3 million in the second quarter of 2001, an increase of 34.3%. This increase in expenses is primarily attributable to personnel, technology amortization, and equipment costs required to support the Company's increased levels of production, product development, system enhancements, and geographic expansion. The expense ratio (ratio of underwriting expenses to net premiums written) for the first six months of 2002 was 35.9% compared to 34.5% for the first six months of 2001 and 35.1% for all of 2001. The expense ratio for the second quarter of 2002 was 34.9% compared to 35.2% for the second quarter of 2001.

     The effective tax rate for both the first six months of 2002 and 2001 was 31.0%. The effective tax rate was 30.9% for the second quarter of 2002 compared to 30.7% for the second quarter of 2001. Management expects the Company's effective tax rate to remain near current levels as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, operating expenses, and taxes.

     The Company generated positive cash flow from operating activities for the first six months of 2002 of $16.8 million compared to $17.2 million for the same period of 2001. Triad's positive operating cash flow in the first half of 2002 reflects premiums and investment income received that were greater than expenses and losses paid. The decrease in operating cash flow from the prior-year level reflects primarily the receipt of a $1.9 million cash payment in the prior-year period from the cancellation of an excess of loss reinsurance contract.

     The Company's business does not routinely require significant capital expenditures other than for enhancements to its computer systems and technological capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

     The parent company's cash flow is dependent on interest income and payments from Triad including management fees and interest payments under surplus notes. The Illinois Insurance Department permits expenses of the parent company to be reimbursed by Triad in the form of management fees. Payment of dividends also is permitted although none have been paid.

     The insurance laws of the State of Illinois impose certain restrictions on dividends that Triad can pay the parent company. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department.

     Consolidated invested assets were $304.5 million at June 30, 2002 compared to $277.2 million at December 31, 2001. Fixed maturity securities and equity securities classified as available-for-sale totaled $287.5 million at June 30, 2002. Net unrealized investment gains were $6.2 million on fixed maturity securities and net unrealized investment losses were $119,000 on equity securities at June 30, 2002. Based on fair value, the fixed maturity portfolio consisted of approximately 77% municipal securities, 18% corporate securities, and 5% U.S. government obligations at June 30, 2002.

     The Company's loss reserves were $18.7 million at June 30, 2002 compared to $18.0 million at December 31, 2001. Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. Reserves also are established for estimated losses incurred on notices of default not yet reported by the lender.

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. The growth in loss reserves is the result of the increase in reported defaults and the maturing of the Company's risk in force. The Company expects loss reserves to continue to grow, reflecting the growth and aging of its insurance in force. Including bulk loans, the Company's delinquency ratio (the ratio of delinquent insured loans to total insured loans) was 0.95% at June 30, 2002 compared to 0.89% at December 31, 2001. The Company's delinquency ratio for bulk loans was 0.88% at June 30, 2002. There were no reported delinquencies for bulk loans at December 31, 2001.

     Reserves  are  established  by  management   using  estimated  claim  rates
(frequency) and claim amounts (severity) to estimate ultimate losses. The reserving process incorporates a multi-dimensional analytical form that gives effect to current economic conditions and profiles delinquencies by such factors as policy year, geography, and chronic late payment characteristics in addition to profiling them by age. Because the estimate for loss reserves is sensitive to the estimates of claims frequency and severity, management performs sensitivity analyses to test the reasonableness of the best estimate generated by the loss reserve process. These sensitivity analyses allow management to use alternative assumptions related to claims frequency and claims severity to develop a range of reasonably possible loss reserve outcomes that can be used to challenge the best estimate. The loss reserve estimation process and the sensitivity analyses support the reasonableness of the best estimate of loss reserves recorded as a liability in the financial statements. Management periodically reviews the loss reserve process in order to improve its estimate of ultimate losses on loans currently in default. Adjustments to reserve estimates are reflected in the financial statements in the periods in which the adjustments are made.

     Total stockholders' equity increased to $280.1 million at June 30, 2002 from $246.1 million at December 31, 2001. This increase resulted primarily from net income of $21.3 million for the first half of 2002, additional paid-in-capital of $10.5 million resulting from the exercise of employee stock options and the related tax benefit, and from net unrealized gains on invested assets classified as available-for-sale of $3.0 million (net of income tax).

     Triad's total statutory policyholders' surplus decreased to $104.3 million at June 30, 2002 from $105.3 million at December 31, 2001. Triad's statutory earned surplus decreased to $20.5 million at June 30, 2002 from $21.6 million at December 31, 2001. The decrease in Triad's statutory policyholders' surplus and statutory earned surplus resulted from the increase in the statutory contingency reserve and the increase in non-admitted assets which offset the increase in statutory net income. The balance in the statutory contingency reserve was $218.2 million at June 30, 2002 compared to $193.7 million at December 31, 2001.

     Triad's ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A lowered financial strength rating, a significant reduction of capital, or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of June 30, 2002, Triad's risk-to-capital ratio was 15.6-to-1 compared to 15.0-to-1 at December 31, 2001, and to 11.1-to-1 for the industry as a whole at December 31, 2001, the latest industry data available.

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


     Triad is rated "AA" by both Standard & Poor's Ratings Services and Fitch Ratings and "Aa3" by Moody's Investors Service.

     The Office of Federal Housing Enterprise Oversight (OFHEO) issued its risk-based capital rules for Fannie Mae and Freddie Mac in the first quarter of 2002. The regulation provides a more preferential capital credit for insurance from a "AAA" rated private mortgage insurer than for insurance from a "AA" rated private mortgage insurer. The phase-in period for the new rules is ten years. The presence of a capital charge differential in the new rules could adversely affect Triad. Triad is evaluating various business approaches and options available to address the capital differential contained in the rule. What response, if any, Triad makes and the ultimate impact of the regulation on Triad is unknown at this time, and will not be known until Fannie Mae and Freddie Mac determine their requirements under the rules. Based on information available at this time, the Company does not believe that the new rules will have a significant adverse impact on the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward-looking statements relating to future plans, expectations, and performance which involve various risks and uncertainties, including but not limited to the following: interest rates may increase from their current levels; housing transactions and mortgage insurance may decrease for many reasons including changes in interest rates or economic conditions; the Company's market share may change as a result of changes in underwriting criteria or competitive products or rates; the amount of insurance written could be adversely affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae; the Company's financial condition and competitive position could by affected by legislation impacting the mortgage guaranty industry specifically and the financial services industry in general; rating agencies may revise methodologies for determining the Company's financial strength ratings and may revise or withdraw the assigned ratings at any time; decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings; the amount of insurance written and the growth in insurance in force or risk in force as well as the performance of the Company may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, and pricing of products and services offered by the Company and its competitors; if the Company fails to properly underwrite mortgage loans under contract underwriting service agreements, the Company may be required to assume the cost of repurchasing those loans; with consolidation occurring among mortgage lenders and the Company's concentration of insurance in force generated through relationships with significant lender customers, the loss of a significant customer may have an adverse effect on earnings; the Company's performance may by impacted by changes in the performance of the financial markets and general economic conditions. Economic downturns in regions where Triad's risk is more concentrated could have a particularly adverse effect on Triad's financial condition and loss development.

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

     Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

PART II

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 16, 2002. Shares entitled to vote at the Annual Meeting totaled 14,079,538 of which 13,185,267 shares were represented at the meeting.

     The following five directors were elected at the Annual Meeting. Also shown are the number of shares cast for and authorization withheld for each nominee.

      Name of Nominee           Number of Votes for    Authorization withheld
      ---------------           -------------------    ----------------------
      Robert T. David                13,059,786               125,481

      Michael A. F. Roberts          13,059,676               125,591

      William T. Ratliff, III        13,062,970               122,297

      Darryl W. Thompson             12,212,738               972,529

      David W. Whitehurst            13,059,917               125,350


ITEM 5. OTHER INFORMATION - None

ITEM 6.

     a.   EXHIBITS

             10.23 Employment Agreement between Registrant and Earl F. Wall
                   (Exhibit 10.23)

             10.24 Employment Agreement between Registrant and Michael R. Oswalt
                   (Exhibit 10.24)

     b.   REPORTS ON FORM 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRIAD GUARANTY INC.

Date: August 14, 2002
                                             /s/ Michael E. Crow
                                             ------------------------------
                                             Michael E. Crow
                                             Vice President and Controller,
                                             Principal Accounting Officer