Form 10-Q
period 2002-09-30
TRIAD GUARANTY INC
filed 2002-11-14
CIK 911631

FORM 10-Q
                               ------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of November 1, 2002: 14,143,336 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                            Page
                                                                          Number
                                                                         ------
Part I. Financial Information:

    Item 1. Financial Statements:

    Consolidated Balance Sheets as of September 30, 2002 (Unaudited)
       and December 31, 2001................................................  3

    Consolidated Income Statements for the Three and Nine Months
       Ended September 30, 2002 and 2001 (Unaudited).......................   4

    Consolidated Statements of Cash Flow for the Nine Months
       Ended September 30, 2002 and 2001 (Unaudited).......................   5

    Notes to Consolidated Financial Statements.............................   6

    Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations...........................................   9

    Item 3. Quantitative and Qualitative Disclosures about Market Risk.....  17

    Item 4. Controls and Procedures........................................  17

Part II. Other Information:

    Item 1. Legal Proceedings..............................................  18

    Item 2. Changes in Securities and Use of Proceeds......................  18

    Item 3. Defaults Upon Senior Securities................................  18

    Item 4. Submission of Matters to a Vote of Security Holders............  18

    Item 5. Other Information..............................................  18

    Item 6. Exhibits and Reports on Form 8-K...............................  18

    Signatures and Certifications of the Chief Executive Officer
       and Chief Financial Officer of the Company..........................  18

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,   December 31,
                                                                       2002           2001
                                                                  -------------   ------------
                                                                   (Unaudited)
(Dollars in thousands except per share information)

Assets
Invested assets:
    Fixed maturities, available-for-sale, at fair value..........     $297,692       $245,986
    Equity securities, available-for-sale, at fair value.........       10,632         12,476
    Short-term investments.......................................       24,794         18,739
                                                                      --------       --------
                                                                       333,118        277,201

Cash ............................................................          832            854
Real estate......................................................          986            162
Accrued investment income........................................        3,283          3,196
Deferred policy acquisition costs................................       29,233         25,944
Prepaid federal income taxes.....................................       73,526         62,619
Property and equipment...........................................       10,283         11,169
Reinsurance recoverable..........................................          510              5
Other assets.....................................................       16,166         15,305
                                                                      --------       --------
Total assets.....................................................     $467,937       $396,455
                                                                      ========       ========
Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses..........................     $ 20,108       $ 17,991
    Unearned premiums............................................        8,374          7,650
    Amounts payable to reinsurer.................................        2,761          2,445
    Current taxes payable........................................          659             40
    Deferred income taxes........................................       90,386         74,773
    Unearned ceding commission...................................        1,622          2,324
    Long-term debt...............................................       34,478         34,473
    Accrued interest on debt.....................................          584          1,275
    Accrued expenses and other liabilities.......................        9,254          9,415
                                                                      --------       --------
Total liabilities................................................      168,226        150,386
Commitments and contingent liabilities - Note 4
Stockholders' equity:
    Preferred stock, par value $.01 per share --- authorized
       1,000,000 shares; no shares issued and outstanding........          ---            ---
    Common stock, par value $.01 per share --- authorized
       32,000,000 shares; issued and outstanding 14,143,336
       shares at September 30, 2002 and 13,691,672 at
       December 31, 2001.........................................          141            137
    Additional paid-in capital...................................       79,741         69,057
    Accumulated other comprehensive income, net of income
       tax liability of $6,176 at September 30, 2002 and
       $522 at December 31, 2001.................................       11,475            975
    Deferred compensation........................................         (757)          (118)
    Retained earnings............................................      209,111        176,018
                                                                      --------       --------
Total stockholders' equity.......................................      299,711        246,069
                                                                      --------       --------
Total liabilities and stockholders' equity.......................     $467,937       $396,455
                                                                      ========       ========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                             Three Months Ended              Nine Months Ended
                                                                 September 30                  September 30
                                                         --------------------------      -----------------------
                                                             2002            2001            2002         2001
                                                             ----            ----            ----         ----
(Dollars in thousands except per share information)
Revenue:
Premiums written:
   Direct...........................................        $33,199         $23,835         $90,821      $67,626
   Assumed..........................................              1               1               3            4
   Ceded............................................         (4,919)         (3,014)        (12,761)      (7,219)
                                                         ----------      ----------      ----------   ----------
Net premiums written................................         28,281          20,822          78,063       60,411
Change in unearned premiums.........................           (930)           (305)           (678)         (68)
                                                         ----------      ----------      ----------   ----------
Earned premiums.....................................         27,351          20,517          77,385       60,343
Net investment income...............................          4,156           3,804          11,873       10,937
Realized investment gains (losses)..................           (446)            187          (2,674)         801
Other income........................................             15               4              57        1,886
                                                         ----------      ----------      ----------   ----------
                                                             31,076          24,512          86,641       73,967
Losses and expenses:
Losses and loss adjustment expenses.................          4,390           1,549           9,787        5,884
Reinsurance recoveries..............................              2             (30)              -          (28)
                                                         ----------      ----------      ----------   ----------
Net losses and loss adjustment expenses.............          4,392           1,519           9,787        5,856
Interest expense on debt............................            693             693           2,078        2,078
Amortization of deferred policy acquisition costs...          3,377           2,894           9,423        7,903
Other operating expenses (net)......................          5,587           4,464          17,420       13,108
                                                         ----------      ----------      ----------   ----------
                                                             14,049           9,570          38,708       28,945
                                                         ----------      ----------      ----------   ----------
Income before income taxes .........................         17,027          14,942          47,933       45,022
Income taxes:
   Current..........................................            167              45             499          137
   Deferred.........................................          5,095           4,559          14,341       13,797
                                                         ----------      ----------      ----------   ----------
                                                              5,262           4,604          14,840       13,934
                                                         ----------      ----------      ----------   ----------
Net income..........................................        $11,765         $10,338         $33,093      $31,088
                                                         ==========      ==========      ==========   ==========
Earnings per common and common equivalent share:
   Basic............................................        $  .83          $  .76          $ 2.36        $ 2.31
                                                         ==========      ==========     ===========     ========
   Diluted..........................................        $  .82          $  .73          $ 2.31        $ 2.23
                                                         ==========      ==========     ===========     ========
Shares used in computing earnings per common and
 common equivalent share:
   Basic............................................     14,139,212      13,685,744      14,031,088   13,472,818
                                                         ==========      ==========      ==========   ==========
   Diluted..........................................     14,373,988      14,078,609      14,322,151   13,927,275
                                                         ==========      ==========      ==========   ==========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                            September 30
                                                                     ------------------------
                                                                      2002               2001
                                                                      ----               ----
(Dollars in thousands)
Operating activities
Net income......................................................     $33,093         $31,088
Adjustments to reconcile net income to net cash
provided by operating activities:
   Loss and unearned premium reserves...........................       2,841           1,658
   Accrued expenses and other liabilities.......................      (4,314)         (2,293)
   Current taxes payable........................................         619             137
   Amounts due to/from reinsurer................................        (236)            872
   Accrued investment income....................................         (87)           (324)
   Policy acquisition costs deferred............................     (12,712)        (10,690)
   Amortization of policy acquisition costs.....................       9,423           7,903
   Net realized investment losses (gains).......................       2,674            (801)
   Provision for depreciation...................................       2,138           1,654
   Accretion of discount on investments.........................      (3,389)         (2,224)
   Deferred income taxes........................................      14,341          13,797
   Prepaid federal income tax...................................     (10,907)         (7,041)
   Unearned ceding commission...................................        (702)          1,127
   Real estate acquired in claim settlement.....................        (824)              1
   Accrued interest on debt.....................................        (691)           (691)
   Other assets.................................................        (813)         (1,619)
   Other operating activities...................................         298              88
                                                                     -------         -------
Net cash provided by operating activities.......................      30,752          32,642

Investing activities
Securities available-for-sale:
      Purchases - fixed maturities..............................     (62,700)        (56,462)
      Sales - fixed maturities..................................      34,376          26,016
      Purchases - equity securities.............................      (2,140)         (3,307)
      Sales - equity securities.................................       1,625           2,369
   Purchase of property and equipment...........................      (1,252)         (3,401)
                                                                     -------         -------
Net cash used in investing activities...........................     (30,091)        (34,785)

Financing activities
Proceeds from exercise of stock options.........................       5,372           2,871
                                                                     -------         -------
Net cash provided by financing activities.......................       5,372           2,871
                                                                     -------         -------
Net change in cash and short-term investments...................       6,033             728
Cash and short-term investments at beginning of period..........      19,593          18,525
                                                                     -------         -------
Cash and short-term investments at end of period................     $25,626         $19,253
                                                                     =======         =======

Supplemental schedule of cash flow information
Cash paid during the period for:
   Income taxes and United States Mortgage Guaranty
     Tax and Loss Bonds.........................................     $11,536         $ 7,026

     Interest...................................................     $ 2,765         $ 2,765

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders and investors to protect the lender or investor against loss from defaults on low down payment residential mortgage loans.


NOTE  2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form 10-K for the year ended December 31, 2001.


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

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at September 30, 2002 and December 31, 2001, as presented below, was computed by applying the various percentage settlement options and applicable stop-loss parameters to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:


                                          September 30,     December 31,
                                              2002              2001
                                           -----------      -----------
(Dollars in thousands)
Net risk............................       $ 5,370,519      $ 4,471,705
                                           ===========      ===========
Statutory capital and surplus.......       $   107,510        $ 105,306
Statutory contingency reserve.......           231,649          193,747
                                           -----------      -----------
Total...............................       $   339,159        $ 299,053
                                           ===========      ===========
Risk-to-capital ratio...............         15.8-to-1        15.0-to-1
                                           ===========      ===========


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

     Net income as determined in accordance with statutory accounting practices was $44.7 million for the nine months ended September 30, 2002, $41.8 million for the nine months ended September 30, 2001, and $55.4 million for the year ended December 31, 2001.

     At September 30, 2002 and December 31, 2001, the amount of Triad's equity that could be paid out in dividends to stockholders was $23.3 million and $21.6 million, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

     LOSS RESERVES - The Company establishes loss reserves to provide for the estimated costs of settling claims with respect to loans reported to be in default and loans in default which have not been reported to the Company.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

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


NOTE 6 - - COMPREHENSIVE INCOME

     Comprehensive income consists of net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three months ended September 30, 2002 and 2001, the Company's comprehensive income was $19.3 million and $11.6 million, respectively. For the nine months ended September 30, 2002 and 2001, the Company's comprehensive income was $43.6 million and $31.9 million, respectively.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net income for the first nine months of 2002 increased 6.4% to $33.1 million or $2.31 per diluted share compared to $31.1 million or $2.23 per diluted share for the first nine months of 2001. Net income for the first nine months of 2001 included the receipt of a nonrecurring incentive payment of approximately $1.9 million or $0.09 per diluted share relating to the cancellation of one of the Company's excess of loss reinsurance contracts. The payment was reported as other income in the first quarter of 2001. Net income for the third quarter of 2002 increased 13.8% to $11.8 million or $0.82 per diluted share from $10.3 million or $0.73 per diluted share in the third quarter of 2001. Earnings per share for the first nine months of 2002 includes $0.12 per share of net realized investment losses compared to $0.04 per share of net realized investment gains in the first nine months of 2001. Earnings per share for the third quarter of 2002 includes $0.02 per share of net realized investment losses compared to less than $0.01 per share of net realized investment gains for the third quarter of 2001.

     Operating earnings for the first nine months of 2002 increased 13.9% to $34.8 million from $30.6 million for the first nine months of 2001. For the third quarter of 2002, operating earnings increased 18.0% to $12.1 million from $10.2 million in the third quarter of 2001. Operating earnings exclude realized investment losses of $2.7 million in the first nine months of 2002 and realized investment gains of $801,000 in the first nine months of 2001. For the third quarter of 2002 and 2001, operating earnings exclude realized investment losses of $446,000 and realized investment gains of $188,000, respectively. Operating earnings per share on a diluted basis were $2.43 for the first nine months of 2002 compared to $2.19 per share for the same period of 2001. For the third quarter of 2002, operating earnings per share on a diluted basis were $0.84 compared to $0.73 per share for the third quarter of 2001. Excluding the effects of the nonrecurring incentive payment from operating results for the first nine months of 2001, operating earnings increased 18.6% and operating earnings per diluted share increased 15.3% for the first nine months of 2002 compared to the first nine months of 2001. The improvement in operating earnings is attributable primarily to a 28.2% (33.3% in the third quarter) increase in earned premiums and an 8.6% (9.3% in the third quarter) increase in net investment income.

     Traditional flow insurance written for the first nine months of 2002 increased 49.5% to $8.4 billion from $5.6 billion in the first nine months of 2001. For the third quarter of 2002, traditional flow insurance written was $3.0 billion compared to $2.3 billion in the third quarter of 2001, an increase of 30.4%. The increase in new insurance written from traditional flow production was primarily the result of expanding relationships with national lenders, strong demand for risk-sharing arrangements, and a lower interest rate environment.

     Insurance written in the first nine months of 2002 attributable to structured bulk transactions totaled $1.2 billion ($478 million in the third quarter) compared to $2.9 billion in the first nine months of 2001 ($1.5 billion in the third quarter). Structured bulk transactions are generally initiated by secondary mortgage market participants where mortgage insurance is used as a credit enhancement. The Company competes against other mortgage insurers as well as other forms of credit enhancements provided by capital markets for these

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


transactions. Insurance written attributed to structured bulk transactions is likely to vary significantly due to the relatively small number of transactions that encompass this market (as opposed to the traditional flow market), the competitive nature of the market, and the unknown loan composition of the market.

     Total insurance written was $9.7 billion for the first nine months of 2002 compared to $8.5 billion for the first nine months of 2001, an increase of 13.9%. For the third quarter of 2002, total insurance written was $3.5 billion compared to $3.8 billion for the third quarter of 2001, a decrease of 9.2%.

     Consolidation within the mortgage origination industry and Triad's continued focus on national lenders has resulted in a greater percentage of production volume being concentrated among a smaller customer base. The loss of one or more of these significant customers could have a significant adverse effect on the Company's business. According to industry data, Triad's national market share of net new primary insurance written, which includes insurance written on a traditional flow basis as well as that attributed to strucutured bulk transactions, was 4.0% for the third quarter and 3.6% for the first nine months of 2002 compared to 4.5% and 3.4% for the respective periods in 2001. Triad's national market share of net new primary insurance written on a traditional flow basis was 4.3% for the third quarter and 4.2% for the first nine months of 2002 compared to 3.3% and 3.1% for the respective periods in 2001.Net new primary insurance written excludes insurance placed on loans more than 12 months after loan origination, insurance placed on loans already covered by primary mortgage insurance, and insurance placed on loans where lender exposure is effectively reduced below defined minimums. This treatment is consistent with the definitions adopted by the Company and the industry regarding the computation of new insurance written for market share purposes. Total direct insurance in force reached $25.0 billion at September 30, 2002, compared to $19.5 billion at September 30, 2001, an increase of 28.1%.

     Total direct premiums written were $90.8 million for the first nine months of 2002, an increase of 34.3% from $67.6 million for the first nine months of 2001. Direct premiums written for the third quarter of 2002 increased 39.3% to $33.2 million compared to $23.8 million for the same period of 2001. Net premiums written were $78.1 million in the first nine months of 2002, an increase of 29.2% from $60.4 million for the same period of 2001. Net premiums written for the third quarter of 2002 increased by 35.8% to $28.3 million compared to $20.8 million for the same period of 2001. Earned premiums increased 28.2% to $77.4 million for the first nine months of 2002 from $60.3 million for the first nine months of 2001. Earned premiums for the third quarter of 2002 were $27.4 million compared to $20.5 million for the same period of 2001, an increase of 33.3%. This growth in written and earned premiums resulted from strong levels of insurance written offset by the impact of a low persistency rate due to the high level of refinance activity.

     Growth in direct premiums written was partially offset by an increase in ceded premiums written. Driven by increases in risk-sharing arrangements, ceded premium written increased 76.8% to $12.8 million for the first nine months of

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


2002 from $7.2 million for the first nine months of 2001. Ceded premiums written in the third quarter of 2002 were $4.9 million compared to $3.0 million in the same period of 2001, an increase of 63.2%. The Company's premium ceded rate (the ratio of ceded premiums written to direct premiums written) was 14.1% in the first nine months of 2002 (14.8% in the third quarter) compared to 10.7% in the first nine months of 2001 (12.6% in the third quarter). Approximately 53% of flow insurance written (46% including structured bulk transactions) during the first nine months of 2002 is subject to risk-sharing arrangements compared to 59% of flow insurance written (40% including structured bulk transactions) in the first nine months of 2001. Management anticipates ceded premiums will increase as a result of continued lender participation in risk-sharing programs.

     Refinance activity was 37.4% of insurance written (37.0% excluding structured bulk transactions) in the first nine months of 2002 compared to 31.6% of insurance written (34.0% excluding structured bulk transactions) in the same period of 2001. Refinance activity was 33.0% of insurance written (31.2% excluding structured bulk transactions) in the third quarter of 2002 compared to 33.6% of insurance written (28.9% excluding structured bulk transactions) in the same period of 2001. Persistency, or the percentage of insurance in force remaining from 12 months prior, was 61.3% at September 30, 2002 compared to 67.6% at December 31, 2001, and 72.3% at September 30, 2001. The high level of refinance activity and the resulting decrease in persistency is reflective of the low interest rate environment that has been in place over the previous 12 months. Low persistency results in an acceleration of the amortization of deferred policy acquisition costs and a reduction in renewal premiums. The annualized quarterly persistency run rate for the third quarter of 2002 was 57.9% compared to 61.7% in the third quarter of 2001.

     The Company defines persistency as the percentage of insurance in force remaining from 12 months prior. Run off, defined as cancelled or terminated policies, of production originated during the past 12 months is not considered in the Company's calculation of persistency. The Company calculates persistency by determining the run off over the prior 12 months of each individual policy year (exclusive of current year production). This method of calculating persistency may vary from that of other mortgage insurers. The Company believes that its calculation presents an accurate measure of the percentage of insurance in force remaining from 12 months prior. The Company's current method of calculating persistency is consistent with the methodology used by the Company in prior years.

     Net investment income for the first nine months of 2002 was $11.9 million, an 8.6% increase over $10.9 million in the first nine months of 2001. Net investment income for the third quarter of 2002 was $4.2 million compared to $3.8 million in the same period of 2001, an increase of 9.3%. This increase in investment income is the result of growth in the average book value of invested assets by $47.3 million to $294.0 million at September 30, 2002 from $246.7 million at September 30, 2001. The growth in invested assets is attributable to normal operating cash flow. The pre-tax yield on average invested assets decreased to 5.4% for the first nine months of 2002 compared to 5.9% for the first nine months of 2001, reflecting the current low interest rate environment for new money investments and the disposal of a number of higher yielding, lower quality securities during the past twelve months to enhance the overall quality of the portfolio. The portfolio's tax-equivalent yield-to-maturity was 7.9% for the first nine months of 2002 versus 8.1% for the first nine months of 2001.

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


Based on fair value, approximately 79% and 72% of the Company's fixed maturity portfolio at September 30, 2002 and 2001, respectively, was composed of state and municipal tax-preferred securities. At September 30, 2002, based on fair value, approximately 95% of the Company's fixed maturity portfolio was either a U.S. government or U.S. agency obligation or was rated investment grade by at least one nationally recognized securities rating organization compared to approximately 92% of the Company's fixed maturity portfolio at September 30, 2001.

     The Company actively monitors investment securities considered to be at risk for impairment. When the Company determines that a decline in the value of a security below its amortized cost is other-than-temporary, an impairment loss has occurred. In the event of permanent impairment, the Company writes down the cost basis of the security to its fair value and recognizes a realized loss for the amount of the writedown. Realized losses in the first nine months of 2002 included impairment writedowns of approximately $1.6 million on bonds held in the Company's portfolio, with approximately $261,000 of impairment writedowns occurring in the third quarter. For the first nine months, the writedowns primarily involved securities in the telecommunications and technology sectors. For the quarter, the writedowns also included securities in the airline and textile manufacturing industries.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 67.1% in the first nine months of 2002 to $9.8 million from $5.9 million for the same period of 2001. Net losses and loss adjustment expenses were $4.4 million in the third quarter of 2002 compared to $1.5 million in the third quarter of 2001, an increase of 189%. This rise reflects an increase in paid losses and delinquent loans as the Company's insurance in force grows and matures. Net paid losses and loss adjustment expenses were $7.7 million in the first nine months of 2002, up from $4.3 million in the first nine months of 2001. Net paid losses and loss adjustment expenses were $3.0 million in the third quarter of 2002 compared to $1.5 million in the third quarter of 2001. Reported delinquent loans totaled 1,956 at September 30, 2002, compared to 1,420 at December 31, 2001 and 1,139 at September 30, 2001. The delinquency inventory count includes all reported delinquencies that are three or more payments in arrears at the reporting date and all reported delinquencies that were previously three or more payments in arrears and have not made payments to the current due date. Reserves are established for all insured loans reported as delinquent to the Company by the loan servicer. The Company's loss ratio (the ratio of incurred losses to earned premiums) was 12.6% for the first nine months of 2002 compared to 9.7% for the same period of 2001 and 10.7% for all of 2001. The loss ratio was 16.1% for the third quarter of 2002 and 7.4% for the third quarter of 2001.

     As of September 30, 2002, approximately 80% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on insurance written in previous years has been quite favorable, management does not expect losses to remain at the low levels currently reported. The Company expects its incurred

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Furthermore, changes in the economic environment could accelerate paid and incurred loss development. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is impossible to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

     Amortization of deferred policy acquisition costs increased by 19.2% to $9.4 million in the first nine months of 2002 from $7.9 million for the first nine months of 2001. These amortization costs were $3.4 million in the third quarter of 2002 compared to $2.9 million in the third quarter of 2001, an increase of 16.7%. The increase in amortization reflects growth in deferred policy acquisition costs to amortize related to the growth of the Company's insurance in force and accelerated amortization due to higher cancellations from refinance activity in the first nine months of 2002.

     Other operating expenses increased 32.9% to $17.4 million for the first nine months of 2002 from $13.1 million for the same period of 2001. For the third quarter of 2002, other operating expenses were $5.6 million compared to $4.5 million in the third quarter of 2001, an increase of 25.2%. This increase in expenses is primarily attributable to personnel, technology amortization, and equipment costs required to support the Company's increased levels of production, product development, system enhancements, and geographic expansion. The expense ratio (ratio of underwriting expenses to net premiums written) for the first nine months of 2002 was 34.4% compared to 34.8% for the first nine months of 2001 and 35.1% for all of 2001. The expense ratio for the third quarter of 2002 was 31.7% compared to 35.3% for the third quarter of 2001.

     The effective tax rate for the first nine months of 2002 and 2001 was 31.0% and 30.9%, respectively. The effective tax rate was 30.9% for the third quarter of 2002 compared to 30.8% for the third quarter of 2001. Management expects the Company's effective tax rate to remain near current levels as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, operating expenses, and taxes.

     The Company generated positive cash flow from operating activities for the first nine months of 2002 of $30.8 million compared to $32.6 million for the same period of 2001. Triad's positive operating cash flow in the first nine months of 2002 reflects premiums and investment income received that were greater than expenses and losses paid. The decrease in operating cash flow from the prior-year level reflects primarily the receipt of a $1.9 million cash payment in the prior-year period from the cancellation of an excess of loss reinsurance contract.

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

     The parent company's cash flow is dependent on interest income and payments from Triad including management fees and interest payments under surplus notes. The Illinois Insurance Department permits expenses of the parent company to be reimbursed by Triad in the form of management fees. Payment of dividends is also permitted, although none have been paid to date.

     The insurance laws of the State of Illinois impose certain restrictions on dividends that Triad can pay the parent company. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department.

     Consolidated invested assets were $333.1 million at September 30, 2002 compared to $277.2 million at December 31, 2001. Fixed maturity securities and equity securities classified as available-for-sale totaled $308.3 million at September 30, 2002. Net unrealized investment gains were $19.0 million on fixed maturity securities and net unrealized investment losses were $1.3 million on equity securities at September 30, 2002. Based on fair value, the fixed maturity portfolio consisted of approximately 79% municipal securities, 17% corporate securities, and 4% U.S. government obligations at September 30, 2002.

     The Company's loss reserves were $20.1 million at September 30, 2002 compared to $18.0 million at December 31, 2001. Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. Reserves also are established for estimated losses incurred on notices of default not yet reported by the lender. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. The growth in loss reserves is the result of the increase in reported defaults and the maturing of the Company's risk in force. The Company expects loss reserves to continue to grow, reflecting the growth and aging of its insurance in force. Including bulk loans, the Company's delinquency ratio (the ratio of delinquent insured loans to total insured loans) was 1.05% at September 30, 2002 compared to 0.89% at December 31, 2001. The Company's delinquency ratio for bulk loans was 1.01% at September 30, 2002. There were no reported delinquencies for bulk loans at December 31, 2001.

     Reserves are established by management using estimated claim rates (frequency) and claim amounts (severity) to estimate ultimate losses. The reserving process incorporates a multi-dimensional analytical form that gives effect to current economic conditions and profiles delinquencies by such factors as policy year, geography, chronic late payment characteristics, and the number of months the policy has been in default. Because the estimate for loss reserves

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


is sensitive to the estimates of claims frequency and severity, management performs sensitivity analyses to test the reasonableness of the best estimate generated by the loss reserve process. These sensitivity analyses allow management to use alternative assumptions related to claims frequency and claims severity to develop a range of reasonably possible loss reserve outcomes that can be used to challenge the best estimate. The loss reserve estimation process and the sensitivity analyses support the reasonableness of the best estimate of loss reserves recorded as a liability in the financial statements. Management periodically reviews the loss reserve process in order to improve its estimate of ultimate losses on loans currently in default. Adjustments to reserve estimates are reflected in the financial statements in the periods in which the adjustments are made.

     Total stockholders' equity increased to $299.7 million at September 30, 2002 from $246.1 million at December 31, 2001. This increase resulted primarily from net income of $33.1 million for the first nine months of 2002, an increase in net unrealized gains on invested assets classified as available-for-sale of $10.5 million (net of income tax), and additional paid-in-capital of $9.8 million resulting from the exercise of employee stock options and the related tax benefit.

     Triad's total statutory policyholders' surplus increased to $107.5 million at September 30, 2002 from $105.3 million at December 31, 2001. Triad's statutory earned surplus increased to $23.3 million at September 30, 2002 from $21.6 million at December 31, 2001. The increase in Triad's statutory policyholders' surplus and statutory earned surplus resulted, primarily, from growth in statutory net income greater than the increase in the statutory contingency reserve and a $2.2 million increase in unrealized investment losses on a statutory basis. The balance in the statutory contingency reserve was $231.6 million at September 30, 2002 compared to $193.7 million at December 31, 2001.

     Triad's ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A lowered financial strength rating, a significant reduction of capital, or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of September 30, 2002, Triad's risk-to-capital ratio was 15.8-to-1 compared to 15.0-to-1 at December 31, 2001, and to 11.1-to-1 for the industry as a whole at December 31, 2001, the latest industry data available.

     Triad is rated "AA" by both Standard & Poor's Ratings Services and Fitch Ratings and "Aa3" by Moody's Investors Service.

     The Office of Federal Housing Enterprise Oversight (OFHEO) issued its risk-based capital rules for Fannie Mae and Freddie Mac in the first quarter of 2002. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a "AAA" rated private mortgage insurer than for insurance from a "AA" rated private mortgage insurer. The phase-in period for the new rules is ten years. Based on information available at this time, the Company does not believe that

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


the new rules will have a significant adverse impact on the Company. However, if the new capital guidelines result in changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, the Company's financial condition could be significantly harmed.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward-looking statements relating to future plans, expectations, and performance which involve various risks and uncertainties, including but not limited to the following: interest rates may increase or decrease from their current levels; housing transactions and mortgage insurance may decrease for many reasons including changes in interest rates or economic conditions; the Company's market share may change as a result of changes in underwriting criteria or competitive products or rates; the amount of insurance written could be adversely affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae; the Company's financial condition and competitive position could be affected by legislation impacting the mortgage guaranty industry specifically and the financial services industry in general; rating agencies may revise methodologies for determining the Company's financial strength ratings and may revise or withdraw the assigned ratings at any time; decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings; the amount of insurance written and the growth in insurance in force or risk in force as well as the performance of the Company may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, and pricing of products and services offered by the Company and its competitors; if the Company fails to properly underwrite mortgage loans under contract underwriting service agreements, the Company may be required to assume the costs of repurchasing those loans; with consolidation occurring among mortgage lenders and the Company's concentration of insurance in force generated through relationships with significant lender customers, the loss of a significant customer may have an adverse effect on earnings; the Company's performance may by impacted by changes in the performance of the financial markets and general economic conditions. Economic downturns in regions where Triad's risk is more concentrated could have a particularly adverse effect on Triad's financial condition and loss development. New OFHEO risk-based capital rules could result in changes to the preferences of Fannie Mae and Freddie Mac regarding types of credit enhancements or their choice of mortgage insurers based on credit rating, and Triad's ability to compete with various types of credit protection counterparties, including "AAA" rated private mortgage insurers, could be severely limited. Fannie Mae is in the process of revising its approval requirements for mortgage insurers. The new requirements are expected to be finalized before the end of 2002 and would require prior approval by Fannie Mae for many of Triad's activities and new products, allow for other approved types of mortgage insurers rated less than "AA," and give Fannie Mae increased rights to revise the eligibility standards of mortgage insurers. The form the eligibility guidelines ultimately will take is unknown at this time, but new guidelines, if issued, could have an adverse effect on the Company.

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


     Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposures at September 30, 2002 have not materially changed from those identified at December 31, 2001

ITEM 4.       CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act of 1934, Rule 13a-15. The evaluation was conducted under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date management carried out its evaluation.

PART II

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

          On August 14, 2002, the Company filed a current report on Item 9 of Form 8-K relating to the certifications made by its Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.




SIGNATURES AND CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF THE COMPANY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TRIAD GUARANTY INC.

Date: November 14, 2002
                                                /s/ Michael E. Crow
                                                ------------------------------
                                                Michael E. Crow
                                                Vice President and Controller,
                                                Principal Accounting Officer

Form 10-Q

                                 CERTIFICATIONS


I, Darryl W. Thompson, certify that:

     1.   I have reviewed this  quarterly  report on Form 10-Q of Triad Guaranty
          Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 14, 2002
                                            /s/Darryl W. Thompson
                                            -----------------------------
                                            Darryl W. Thompson
                                            President, Chief Executive Officer

Form 10-Q
                                 CERTIFICATIONS


I, Ron D. Kessinger, certify that:

     1.   I have reviewed this  quarterly  report on Form 10-Q of Triad Guaranty
          Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 14, 2002
                                           /s/ Ron D. Kessinger
                                           ------------------------
                                           Ron D. Kessinger
                                           Executive Vice President and
                                           Chief Financial Officer

                             Triad Guaranty Inc.


                   Certification of Periodic Financial Report
                       Pursuant to 18 U.S.C. Section 1350

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Triad Guaranty Inc. Corporation (the "Company") certifies that, to his knowledge, the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: November 14, 2002
                                            /s/ Darryl W. Thompson
                                            --------------------------
                                            Darryl W. Thompson
                                            President, Chief Executive Officer



Dated: November 14, 2002
                                            /s/ Ron D. Kessinger
                                            --------------------------
                                            Ron D. Kessinger
                                            Executive Vice-President and
                                            Chief Financial Officer



     This certification is made solely for the purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.