Form 10-K
period 2002-12-31
TRIAD GUARANTY INC
filed 2003-03-27
CIK 911631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________ Commission file number 0-22342

                                  -----------

                               TRIAD GUARANTY INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                               56-1838519
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                            101 SOUTH STRATFORD ROAD
                       WINSTON-SALEM, NORTH CAROLINA 27104
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of RegulationS-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes /X/ No / /.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $353,805,876 as of June 28, 2002, which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the registrant (however this does not constitute a representation or acknowledgment that any such individual is an affiliate of the registrant).

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of February 15, 2003, was 14,218,674.

Portions of the following documents are               Part of this Form 10-K
incorporated by reference into this                  into which the document is
Form 10-K:                                           incorporated by reference

     Triad Guaranty Inc.                                     Part III
     Proxy Statement for 2003 Annual Meeting
     of Stockholders

                                     PART I

ITEM 1.  BUSINESS.

     Triad Guaranty Inc. is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance ("MI") coverage in the United States to residential mortgage lenders and investors. Triad Guaranty Inc. and its subsidiaries are collectively referred to as the "Company". The "Company" when used within this document refers to the holding company and/or one or more of its subsidiaries, as appropriate.

     Private mortgage insurance, also known as mortgage guaranty insurance, is issued in most home purchases and refinancings involving conventional residential first mortgage loans to borrowers with equity of less than 20%. If the homeowner defaults, private mortgage insurance reduces, and in some instances eliminates, the loss to the insured lender. Private mortgage insurance also facilitates the sale of low down payment mortgage loans in the secondary mortgage market, principally to the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Under risk-based capital regulations applicable to most financial institutions, private mortgage insurance also reduces the capital requirement for such lenders on residential mortgage loans with equity of less than 20%. In addition, mortgage insurance is purchased by investors and lenders who seek additional default protection or capital relief on loans with equity of greater than 20%.

     Private mortgage insurance has traditionally involved underwriting and insuring an individual loan. This type of mortgage insurance is known as "traditional flow" mortgage insurance and will be referred to as such throughout this document. In 2001, the Company began participating in structured bulk transactions which involve underwriting and insuring a group of loans. This type of mortgage insurance is known as "structured bulk" mortgage insurance and will be referred to as such throughout this document.

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

     The Company was incorporated by CIC in Delaware in August 1993, for the purpose of holding all the outstanding stock of Triad and to undertake the initial public offering of the Company's Common Stock, which was completed in November 1993. CIC currently owns 18.9% and CML owns 18.2% of the outstanding Common Stock of the Company.

     The principal executive offices of the Company are located at 101 South Stratford Road, Winston-Salem, North Carolina 27104. Its telephone number is
(336) 723-1282.

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

     The Company offers primary coverage generally from 6% to 45% of the claim amount, with most coverage from 12% to 40% as of December 31, 2002. The coverage percentage provided by the Company is selected by the insured lender, subject to the Company's underwriting approval, usually in order to comply with investor requirements to reduce investor loss exposure on loans they purchase.

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

     With respect to its traditional flow mortgage insurance, the premiums are paid by either the borrower (borrower-paid) or the lender (lender-paid). Under the Company's borrower-paid plan, mortgage insurance premiums are charged to the mortgage lender or servicer which collects the premium from the borrower and, in turn, remits the premiums to the Company. Under the Company's lender-paid plan, mortgage insurance premiums are charged to the mortgage lender or loan servicer, which pays the premium to the Company. The lender typically builds the mortgage insurance premium into the borrower's interest rate. Approximately 72% and 82% of the Company's traditional flow insurance was written under its borrower-paid plan during 2002 and 2001, respectively. The remainder was written under its lender-paid plan (28% and 18% of traditional flow insurance during 2002 and 2001, respectively). The Company's lender-paid volume is concentrated among larger mortgage lender customers. The premium rate structures associated with the lender-paid plan are lower than standard borrower-paid rates. The Company is able to have lower premium rate structures with lender-paid plans due to lower acquisition costs, higher expected persistency, and expected favorable loss development associated with lender-paid plans.

     Premiums may be remitted to the Company monthly, annually, or in one single payment. The monthly premium payment plan involves the payment of one or two months' premium at the mortgage loan closing. Thereafter, level monthly premiums are collected by the loan servicer for monthly remittance to the Company. The Company also offers a plan under which the first monthly mortgage insurance payment is deferred until the first loan payment is remitted to the Company. This deferred monthly premium product decreases the amount of cash required from the borrower at closing, therefore making home ownership more affordable. Monthly premium plans represented approximately 80% and 88% of traditional flow insurance written in 2002 and 2001, respectively.

     The annual premium payment plan requires a first-year premium paid at mortgage loan closing with annual renewal payments. With respect to the Company's borrower-paid plan, renewal payments are collected monthly from the borrower and held in escrow by the mortgage lender or servicer for annual remittance to the Company in advance of each renewal year. Annual premium plans represented approximately 20% and 11% of traditional flow insurance written in 2002 and 2001, respectively. The increase in the percentage of traditional flow insurance written under the Company's annual premium plan is primarily the result of a large mortgage lender customer choosing the Company's annual premium plan for its lender-paid volume in 2002.

     The single premium payment plan requires a single payment paid at loan closing. The single premium payment can be financed by the borrower by adding it to the principal amount of the mortgage or can be paid in cash at closing by the borrower. Single premium plans represented less than 1% of traditional flow insurance written in 2002 and 2001.

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

     In the second quarter of 2000, the Company began to participate in modified pool insurance programs on loans purchased by Freddie Mac. Modified pool insurance provides coverage for a specified percentage of the claim amount for each loan insured, subject to an overall stop-loss provision applicable to the entire pool of loans insured. At December 31, 2002, Freddie Mac modified pool insurance programs represented less than 1% of the Company's insurance in force. The Company ceased participation in the Freddie Mac modified pool insurance programs in September of 2002 and has not entered into any new Freddie Mac programs subsequent to that date.

STRUCTURED BULK TRANSACTIONS

     The Company participates in structured bulk transactions. Structured bulk transactions involve insuring a group of loans where the insured loans have individual loan level coverage. These transactions frequently include an aggregate stop-loss limit applied to the entire group of insured loans.
Insurance issued in structured bulk transactions is generally either primary, supplemental if the policy already has primary coverage, or a combination of both. Individual loan level coverage is determined in order to reduce the insured's exposure on a given loan down to a percentage of the loan's balance ("down to" coverage). Through December 31, 2002, insurance written through the structured bulk channel has not been subject to captive mortgage reinsurance or other risk-sharing arrangements.

     Structured bulk transactions are generally initiated by secondary mortgage market participants, including underwriters of mortgage-backed securities, mortgage lenders, and mortgage investors such as Fannie Mae and Freddie Mac, where mortgage insurance is used as a credit enhancement. The Company is provided loan-level information on the group of loans and, based on the risk characteristics of the entire group of loans and the requirements of the secondary mortgage market participant, the Company will submit a price for insuring the entire group of loans. The Company competes against other mortgage insurers as well as other forms of credit enhancements provided by capital markets for these transactions.

     The structured bulk market can be divided into three broad segments: the Prime segment (predominantly fully underwritten loans, high credit scores, high percentage of low LTV's), the Alternative - A segment (generally high credit score, low to moderate LTV loans that have been underwritten with reduced documentation), and the Sub-prime segment (generally fully underwritten loans with credit impaired borrowers). Although the Company has evaluated transactions in all segments of the structured bulk market, all of the Company's insurance in force from structured bulk transactions at December 31, 2002 was in the Prime segment and the Alternative - A segment. During 2002, all of the Company's structured bulk insurance written was in the Alternative - A segment of the structured bulk market. During 2001, approximately 80% of the Company's structured bulk insurance written was in the Prime segment of the structured bulk market and approximately 20% was in the Alternative - A segment. The Company anticipates bidding on and insuring loans across all market segments in 2003.

     During 2002, structured bulk transactions represented approximately 9% of the Company's insurance written for the year. Insurance written during 2001 attributed to structured bulk transactions represented approximately 36% of the Company's total insurance written. The Company expects to continue to be competitive in the structured bulk transaction market. However, it is difficult to predict the Company's volume of business during 2003 due to the relatively small number of transactions that encompass this market (as opposed to the traditional flow market), competitiveness with other mortgage insurers, the attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancements, and the changing loan composition of the market.

RISK-SHARING PRODUCTS

     The Company offers mortgage insurance programs designed to allow lenders to share in the risks of mortgage insurance in exchange for a portion of the insurance premium. One such program is the captive reinsurance program. Under the captive reinsurance program, a reinsurance company, generally an affiliate of the lender, assumes a portion of the risk associated with the lender's insured book of business in exchange for a percentage of the premium. Typically, the reinsurance program is an excess of loss arrangement with defined entry and exit points and a maximum exposure limit for the captive reinsurance company. These captive reinsurance programs may also be in the form of a quota share arrangement, although the Company had no quota share arrangements in force as of December 31, 2002. Under excess-of-loss programs, with respect to a given book year of business, Triad retains a first loss position on a defined aggregate layer of risk and reinsures a second defined aggregate layer with the reinsurer. Triad generally retains the remaining risk above the layer reinsured. Because claims incidence is generally highest in the third through six years after loan origination, Triad is likely to retain all losses in the earlier years, particularly in the first two years after loans for a given book year are originated, and the reinsurer will assume the losses in subsequent years subject to the defined layer of risk and up to their aggregate limit. The ultimate impact on the Company's financial performance of an excess-of-loss captive structure is dependent on the operating environment, primarily the total level of losses and the persistency rates, during the life of a given book year of business. The Company believes that its excess-of-loss captive reinsurance programs provide valuable reinsurance protection by limiting the aggregate level of losses, and under normal operating environments potentially reduces the degree of volatility in the Company's earnings from the development of such losses over a period of years.

     The Company believes that its excess-of-loss captive reinsurance programs provide valuable reinsurance protection and potentially reduce the risk of volatility in the Company's earnings.

     In addition to captive reinsurance programs, the Company has insurance in force under programs, which are in run-off, that increase a lender's share of the risk of loss on an insured book of business and provide a fee to the lender for the increased risk. Approximately 46% and 35% of the Company's insurance in force at December 31, 2002 and December 31, 2001, respectively, was subject to risk-sharing programs. This increase in insurance in force subject to risk-sharing arrangements is due primarily to the increased market penetration of the Company's risk-sharing arrangements and the high level of refinance activity during the past twelve months, as policies that were previously not subject to risk-sharing arrangements refinanced and new policies issued were subject to risk-sharing arrangements. One of the Company's competitors has announced that as of March 31, 2003 it will not participate in excess of loss risk-sharing arrangements where the net premium cede rate is greater than 25% ("deep ceded"). The Company currently participates in excess of loss risk-sharing arrangements where the net premium cede rate is greater than 25%. As of December 31, 2002, the Company had "deep ceded" captive arrangements with 15% of the lenders participating in risk-sharing programs. Insurance in force subject to risk-sharing arrangements from these lenders represented approximately 69% of the Company's total insurance in force subject to risk-sharing arrangements at December 31, 2002. The Company believes that, based upon historical data and actuarial studies, its deep ceded captive arrangements will produce acceptable returns on capital. It is uncertain at this time what impact, if any, the competitor's decision to exit this business will have on the Company.

     Regulatory issues exist regarding the future of risk-sharing programs currently being marketed within the mortgage insurance industry. Management is unable to predict the impact of the regulatory issues on these products.

CANCELLATION OF INSURANCE

     Mortgage insurance coverage cannot be canceled by the Company except for nonpayment of premium or certain material violations of the master policy, and remains renewable at the option of the insured lender. Generally, mortgage insurance is renewable at a rate fixed when the insurance on the loan was initially issued.

     Insured lenders may cancel insurance at any time at their option. Pursuant to the Homeowners Protection Act, most loans with borrower-paid mortgage insurance made on or after July 29, 1999 are required to have their private mortgage insurance canceled automatically by lenders when the outstanding loan amount is 78% or less of the property's original purchase price and certain other conditions are met. A borrower may request that a loan servicer cancel borrower-paid mortgage insurance on a mortgage loan when the loan balance is less than 80% of the property's current value, but loan servicers are generally restricted in their ability to grant such requests by secondary market requirements and by certain other regulatory restrictions.

     Mortgage insurance coverage can also be cancelled when an insured loan is refinanced. If the Company provides insurance on the refinanced mortgage, the policy on the refinanced home loan is considered new insurance written. Therefore, continuation of the Company's coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. The percentage of insurance written from refinanced loans was 40.1%, 35.8%, and 13.2% in 2002, 2001, and 2000, respectively.

     To the extent canceled insurance coverage in areas experiencing economic growth is not replaced by new insurance in such areas, the percentage of the Company's book of business in economically weaker areas may increase. This development may occur during periods of heavy mortgage refinancing. Refinanced loans in regions experiencing economic growth are less likely to require private mortgage insurance, while borrowers in economically distressed areas are less likely to qualify for refinancing because of depreciated real estate values. The percentage of the Company's insurance in force at the end of the previous year that was canceled during 2002, 2001, and 2000 was 39.1%, 32.4%, and 17.4%, respectively. The high cancellation levels in 2002 were due to significant refinance activity as mortgage rates remained low throughout the year. The cancellations have not had a material impact on the geographic dispersion of the Company's risk in force.

CUSTOMERS

     Residential mortgage lenders such as mortgage bankers, mortgage brokers, commercial banks and savings institutions are the principal customers of traditional flow insurance written by the Company. At December 31, 2002, approximately 73% of the Company's traditional flow risk in force came from mortgage bankers, 15% from commercial banks, 9% from mortgage brokers, and the remainder from savings institutions and credit unions. At December 31, 2001, approximately 67% of the Company's traditional flow risk in force came from mortgage bankers, 16% from commercial banks, 13% from mortgage brokers, and the remainder from savings institutions and credit unions.

     To obtain primary insurance from the Company written on a traditional flow basis, a mortgage lender must first apply for and receive a master policy from the Company. The Company's approval of a lender as a master policyholder is based, among other factors, upon evaluation of the lender's financial position and demonstrated adherence to sound loan origination practices.

     The master policy sets forth the terms and conditions of the Company's mortgage insurance policy. The master policy does not obligate the lender to obtain insurance from the Company, nor does it obligate the Company to issue insurance on a particular loan. The master policy provides that the lender must submit individual loans for insurance to the Company and the loan, subject to certain underwriting criteria, must be approved by the Company to effect coverage (except in the case of delegated underwriting and when the originator has the authority to approve coverage within certain guidelines). The Company had 7,809 master policyholders at December 31, 2002, compared to 7,337 at December 31, 2001.

     The Company's ten largest customers generated 73.0%, 64.3%, and 47.1% of traditional flow insurance written during 2002, 2001, and 2000, respectively. The Company's two largest customers generated 53.4%, 42.0%, and 24.8% of traditional flow insurance written during 2002, 2001, and 2000, respectively.

     The Company's ten largest customers were responsible for 58.9%, 42.3%, and 30.0% of traditional flow risk in force at December 31, 2002, 2001, and 2000, respectively. The two largest customers of the Company accounted for 39.7%, 24.8%, and 11.5% of traditional flow risk in force at December 31, 2002, 2001, and 2000, respectively.

     Premium revenue for the Company is comprised of premium from current year originated business plus renewal premiums from insurance originated in prior years. There was no single customer whose revenue from current year originated business accounted for 10% or more of the Company's consolidated revenue in 2002, 2001, or 2000. However, approximately 11% of the Company's consolidated revenue in 2002 was from current year and prior years originated business from Countrywide Credit Industries, Inc. There was no single customer whose revenue from current and prior years originated business accounted for 10% or more of the Company's consolidated revenue in 2001 or 2000.

     The mortgage lending industry continues to experience consolidation and a greater percentage of origination volume is being generated by the large lenders. The top 30 lenders in the United States, as ranked by mortgage origination volume, accounted for approximately 82% of originated mortgage volume in 2002 compared to 73% in 2001. As a result of this continued consolidation, the number of lenders making decisions as to which insurer to select for mortgage insurance is being reduced. The Company could be adversely affected if one of its large customers is consolidated with a lender with which the Company is not approved to do business or if one of its large lenders terminates its relationship with the Company for any reason. Currently the Company is approved to do business with 21 of the top 30 lenders and production from these lenders accounted for approximately 60% of the Company's traditional flow insurance written in 2002 compared to 51% in 2001.

     Structured bulk transactions are generally initiated by secondary mortgage market participants such as underwriters of mortgage-backed securities.

SALES AND MARKETING

     The Company currently markets its insurance products through a dedicated sales force, including sales management, of approximately 41 professionals and an exclusive commissioned general agency serving a specific geographic market. The Company is licensed to do business in 46 states and the District of Columbia and has license applications pending in four states. The Company will continue to evaluate geographic expansion opportunities as well as the need for additional sales representation.

     The Company's field sales force is divided into two sales divisions, each with its own manager, regional account representatives, and national account executives. The division managers report to a senior executive who oversees all sales and marketing activities for the Company. The national account executives are primarily responsible for managing the Company's sales efforts toward the larger national mortgage originators. The division managers and the regional account executives serve key regional accounts and provide support for national account sales efforts. This reporting structure allows the senior executive in charge of all sales activities to focus time on large, national accounts while maintaining responsibility of all other sales activities. This senior executive reports directly to the President of the Company.

     The success of the Company is dependent upon the services of its sales force and its general agency. For 2002, the Company's commissioned general agency produced approximately 4% of the Company's traditional flow insurance written while the salaried account executives and the national account representatives produced the remainder.

     The marketing department's mission is to develop and implement programs in support of the Company's sales objectives and to promote the Company's image. A variety of tools are used to achieve these goals including public relations, marketing materials, internal/external publications, convention trade shows, and the Internet. A national advertising and public relations campaign designed to raise corporate visibility to lenders and investors is also part of the Company's integrated marketing approach.

CONTRACT UNDERWRITING

     The Company provides fee-based contract underwriting services that enable customers to improve the efficiency of their operations by outsourcing all or part of their mortgage loan underwriting. Contract underwriting involves examining a prospective borrower's information contained in a lender's mortgage application file and making a determination whether the borrower is approved for a mortgage loan subject to the lender's underwriting guidelines. This service is provided for loans that require mortgage insurance as well as loans that do not require mortgage insurance. In the event that Triad fails to properly underwrite a loan subject to the lender's underwriting guidelines, Triad may be required to provide monetary or other remedies to the lender customer.

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

COMPETITION AND MARKET SHARE

     The Company and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration ("FHA"). These agencies sponsor government-backed mortgage insurance programs which accounted for approximately 36% of high LTV loans in 2002 and 37% in 2001. In addition to competition from federal agencies, the Company and other private mortgage insurers face competition from state-supported mortgage insurance funds, some of which are either independent agencies or affiliated with state housing agencies. Indirectly, the Company also competes with certain mortgage lenders which forego private mortgage insurance and self-insure against the risk of loss from defaults on all or a portion of their low down payment mortgage loans.

     Fannie Mae and Freddie Mac have the ability to modify the required level of mortgage insurance coverage which should be maintained by lenders on loans for resale to the secondary market. Both Fannie Mae and Freddie Mac have programs that reduce the amount of private mortgage insurance they require in exchange for the lender providing an upfront delivery fee. The Company's financial condition and results of operations could be adversely affected as a result of these programs or if Fannie Mae and/or Freddie Mac adopt private mortgage insurance substitutes.

     Various proposals are periodically discussed by Congress and certain federal agencies to reform or modify the FHA. Management is unable to predict the scope and content of such proposals, or whether any such proposals will be enacted into law, and if enacted, the effect on the Company.

     The private mortgage insurance industry consists of eight active mortgage insurance companies including Triad, Mortgage Guaranty Insurance Corporation, PMI Mortgage Insurance Co., United Guaranty Residential Insurance Company, Radian Guaranty Inc, General Electric Mortgage Insurance Corporation, Republic Mortgage Insurance Company, and CMG Mortgage Insurance Co. Triad is the seventh largest private mortgage insurer based on 2002 market share and, according to industry data, had a 3.7% share of net new primary insurance written in 2002 compared to 3.6% in 2001. Net new primary insurance written includes insurance written on a traditional flow basis as well as that attributed to structured bulk transactions. Triad's national market share of net new primary insurance written on a traditional flow basis was 4.3% for 2002 compared to 3.4% for 2001.

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

UNDERWRITING PERSONNEL

     The Company's Senior Vice President of Audit and Senior Vice President of Underwriting have been in their positions since shortly after the Company was formed. The Company's Senior Vice President of Risk Management has been with the

Company since 2001 and has more than 20 years of industry experience. In addition to a centralized underwriting department in the home office, the Senior Vice President of Underwriting is responsible for the Company's regional offices in Arizona, California, Colorado, Georgia, Illinois, Ohio, Pennsylvania, Texas, and Washington. The Senior Vice President of Audit is responsible for the quality control function. The Senior Vice President of Risk Management is responsible for assessing the risk factors used by the Company in its underwriting procedures

     The Company employed an underwriting staff of 46 at December 31, 2002. The Company's field underwriters and underwriting managers are limited in their authority to approve programs for certain mortgage loans. The authority levels are tied to underwriting position, knowledge, and experience and relate primarily to loan amounts and property type. All loans insured by the Company are subject to quality control reviews.

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

      o PURPOSE AND TYPE OF LOAN. The Company analyzes five general characteristics of a loan to evaluate its level of risk: (i) LTV ratio; (ii) purpose of the loan; (iii) type of loan instrument; (iv) level of documentation; and, (v) type of property. Generally, the Company seeks loan types with proven track records for which an assessment of risk can be readily made and the premium received sufficiently offsets that risk. Loan types that do not have a proven track record are charged a higher premium, as are other loans which have been shown to carry higher risks, such as adjustable rate mortgages ("ARMs") and loans having higher LTV ratios. Certain categories of loans are not actively pursued by the Company because such loans have a disproportionate amount of risk, including scheduled negatively amortizing ARMs and investment properties.

      o INDIVIDUAL LOAN AND BORROWER. Except to the extent that the Company's delegated underwriting program and Freddie Mac's and Fannie Mae's automated underwriting services are being utilized, the Company evaluates insurance applications based on analysis of the borrower's ability and willingness to repay the mortgage loan and the characteristics and value of the mortgaged property. The analysis of the borrower includes reviewing the borrower's housing and total debt ratios as well as the borrower's Fair, Isaac and Co., Inc. ("FICO") credit score, as reported by credit rating agencies. Loans may be submitted under the Stick With Triad program provided the loans meet the program requirements. Within this program, the degree to which the borrower must meet certain underwriting standards, as well as the amount of documentation required, is a function of the credit score. (For a further description of the Stick With Triad program, see Underwriting Process below.) In the case of delegated underwriting, compliance with program parameters is monitored by periodic audits of delegated business. With the automated underwriting services provided by Fannie Mae and Freddie Mac, lenders are able to obtain approval for mortgage guaranty insurance with any participating mortgage insurer. Triad works with both agencies in offering insurance services through their systems, while monitoring the risk quality of loans insured through such systems.

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

     The Company generally utilizes nationwide underwriting guidelines to evaluate the potential risk of default on mortgage loans submitted for insurance coverage. These guidelines have evolved over time and take into account the loss experience of the entire private mortgage insurance industry. They also are largely influenced by Fannie Mae and Freddie Mac underwriting guidelines. The Company believes its guidelines generally are consistent with those used by other private mortgage insurers with respect to the types of loans that the Company will insure. Specific underwriting guidelines applicable to a given local, state, or regional market are modified to address concerns resulting from the Company's review of regional economies and housing patterns.

     Subject to the Company's underwriting guidelines and exception approval procedures, the Company expects its internal underwriters and contract underwriters to utilize their experience and business judgment in evaluating each loan on its own merits. Accordingly, the Company's underwriting staff has discretionary authority to insure loans which deviate in certain minor respects from the Company's underwriting guidelines. More significant exceptions are subject to management approval. In all such cases, compensating factors must be identified. The predominant reason for such deviations involves instances where the borrower's debt-to-income ratio exceeds the Company's guidelines. To
compensate   for   exceptions,   the  Company's   underwriters   give  favorable
consideration to such factors as excellent borrower credit history, the availability of satisfactory cash reserves after closing, and employment stability.

     In addition to the borrower's willingness and ability to repay the loan, the Company believes that mortgage default risk is affected by a variety of other factors, including the borrower's employment status. Insured mortgage loans made to self-employed borrowers are perceived by the Company to have higher risk of claim, all other factors being equal, than loans to borrowers employed by third parties. The Company's percentage of risk in force involving self-employed borrowers was 2.6% at December 31, 2002 and 1.8% at December 31, 2001.

     The Company's Stick With Triad program featuring the Slam Dunk Loan SM approval process allows lenders to submit insurance applications with reduced documentation. Under this program, Triad issues a certificate of insurance based on the borrower's FICO credit score or the approval of the loan through Fannie Mae's or Freddie Mac's automated underwriting system. The Company issues a certificate of insurance without the standard underwriting process if certain program parameters are met and the borrower has a credit score above established thresholds. Documentation submission requirements for non-automated underwritten loans vary depending on the borrower's credit score. The Stick With Triad program represented approximately 33% of the Company's traditional flow applications in 2002 and 36% in 2001. The Company randomly and through adverse selection audits lenders' files on loans submitted under the Stick With Triad program.

     The Company's delegated underwriting program, in addition to the Company's risk management strategies, utilizes extensive quality control practices including reunderwriting, reappraisal, and similar procedures following issuance of the policy. Standards for type of loan, property type, and credit history of the borrower are established consistent with the Company's risk strategy. The program has allowed the Company to serve a greater number of the larger, well-established mortgage originators. The Company's delegated underwriting program accounted for 44% of traditional flow applications received in 2002 compared to 40% in 2001. Many lenders who are not part of the delegated underwriting program participate in the Stick With Triad underwriting program. The performance of loans insured under the delegated underwriting program has been comparable to the Company's non-delegated business.

     The Company utilizes its underwriting staff as well as contract personnel to provide contract underwriting services to customers. For a fee, Triad underwrites applications for secondary market compliance, while at the same time assessing the application for mortgage insurance, if applicable. In addition, the Company offers Fannie Mae's Desktop Originator(R) and Desktop Underwriter(R) and Freddie Mac's Loan Prospector(R), as well as the personnel to conduct the underwriting tasks, as a service to its contract underwriting customers. These products, which are designed to streamline and reduce costs in the mortgage origination process, supply the Company's customers with fast and accurate service regarding loan compliance and Fannie Mae's or Freddie Mac's decision for loan purchase or securitization.

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

FINANCIAL STRENGTH RATING

     Credit ratings generally are considered an important element in a mortgage insurer's ability to compete for new business, indicating the insurer's present financial strength and capacity to pay future claims. Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase high LTV mortgages or mortgage-backed securities unless the insurer issuing private mortgage insurance coverage has a financial strength rating of at least "AA-" by either Standard & Poor's Ratings Services ("S&P") or Fitch Ratings ("Fitch") or a rating of at least "Aa3" from Moody's Investors Service ("Moody's"). Fannie Mae and Freddie Mac require mortgage guaranty insurers to maintain two ratings of "AA- " or better. Triad is rated "AA" by both S&P and Fitch and "Aa3" by Moody's. Private mortgage insurers are not rated by any other independent nationally-recognized insurance industry rating organization or agency (such as the A.M. Best Company).

     S&P defines insurers rated "AA" as having very strong financial security characteristics, differing only slightly from those rated higher. Fitch defines insurance companies rated "AA" as possessing very strong capacity to meet policyholder and contract obligations, risk factors that are modest, and the impact of any adverse business and economic factors is expected to be very small. Moody's defines insurers rated "Aa" as offering exceptional financial security but appearing to have somewhat larger long-term risks than companies rated "Aaa". Ratings from S&P and Fitch are modified with a "+" or "-" sign to indicate the relative position of a company within its category. Moody's uses numeric modifiers to refer to the ranking within a group - with "1" being the highest and "3" being the lowest.

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

     In January of 2003, Fitch revised its rating outlook for the U.S. private mortgage insurance industry to "Negative" from "Stable". As it relates to the mortgage insurance industry, Fitch defines a negative industry outlook as the expectation that insurers' ratings or ratings outlook downgrades will exceed upgrades during a 12-18 month time frame and that the number of downgrades are expected to be material to the rated universe. As of the end of 2002, Fitch, S&P, and Moody's all report a "Stable" ratings outlook for Triad. A reduction in the Company's rating outlook by Fitch, S&P, or Moody's could adversely impact the Company's operations.

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

RISK-SHARING ARRANGEMENTS

     Triad's product offerings include captive mortgage reinsurance programs whereby an affiliate of a lender reinsures a portion of the insured risk on loans  originated  or  purchased  by  the  lender.  Triad  entered  the  captive reinsurance market in 1999 with the LEAPSM (Lower Entry- Additional Profitability) program. The LEAP program is an excess of loss mortgage reinsurance program that provides lenders an opportunity to share in the risk and return of mortgage insurance on loans the lender originates or services. Under LEAP, the lender may elect a risk band with a flexible entry and exit point. LEAP also permits cessions greater than the 25% industry standard arrangements that existed prior to this program. Ceded premium under captive reinsurance agreements represented 12.7% of direct written premiums in 2002 compared to 6.6% in 2001.

     In November 1999, Triad formed Triad Re Insurance Corporation ("Triad Re") as a wholly-owned sponsored captive reinsurance company domiciled in Vermont. Triad Re was formed to allow small and mid-sized lenders to participate in captive reinsurance arrangements with reduced up-front capital costs and without co-mingling its risk with other lenders. Triad Re was initially capitalized in February 2000, with regulatory capital of $1.0 million. As of December 31, 2002, approximately $5 million of Triad's risk in force had been ceded to sponsored captive reinsurer cells under participating agreements with Triad Re.

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

     The Company also has in place an agreement with a non-affiliated reinsurer in association with certain of the Company's non-captive risk sharing programs, which will indemnify the Company with respect to losses covered as defined by the agreement. In 2002, less than one percent of the Company's direct written premium was ceded under this agreement as compared to 2.1% in 2001.

     At the end of 2002, 45.7% of Triad's insurance in force had been insured under some type of risk-sharing arrangement as compared to 34.6% at the end of 2001. Risk-sharing arrangements represented 50.5% of Triad's traditional flow insurance written in 2002 as compared to 57.9% in 2001.

OTHER REINSURANCE

     Certain premiums and losses are assumed from and ceded to non-affiliated insurance companies under various quota share reinsurance agreements. The ceding agreement principally provides the Company with increased capacity to write business and achieve a more favorable geographic dispersion of risk. Less than 0.1% of Triad's risk in force at December 31, 2002 and direct premiums written in 2002 were ceded in quota share arrangements to non-affiliated reinsurance companies.

     Pursuant to deeper coverage requirements imposed by Fannie Mae and Freddie Mac, certain loans eligible for sale to such agencies with a loan-to-value ratio over 90% require insurance with a coverage percentage of 30% or more. Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the claim amount, and, as a result, the deeper coverage portion of such insurance must be reinsured. To minimize reliance on third-party reinsurers and to permit the Company to retain the premiums and related risk on deeper coverage business, Triad reinsures this deeper coverage business with its wholly-owned subsidiary, Triad Guaranty Assurance Corporation ("TGAC"). As of December 31, 2002, TGAC had assumed approximately $59.4 million in risk from Triad.

     The Company continues to maintain excess of loss reinsurance arrangements designed to protect the Company in the event of a catastrophic level of losses. The Company currently maintains $125 million of excess of loss reinsurance through non-affiliated reinsurers that have financial strength ratings of "AA" or better from Standard & Poor's.

DEFAULTS AND CLAIMS

DEFAULTS

     The claim process on private mortgage insurance begins with the insurer's receipt of notification from the lender of a default on an insured's loan. Default is defined in the primary master policy as the failure by the borrower to pay, when due, an amount at least equal to the scheduled monthly mortgage payment under the terms of the mortgage. The master policy requires lenders to notify the Company of default on a mortgage payment within 10 days of either (i) the date on which the borrower becomes four months in default or (ii) the date on which any legal proceeding affecting the loan commences, whichever occurs first. Notification is required within 45 days of default if it occurs when the first payment is due. The incidence of default is affected by a variety of factors including, but not limited to, changes in borrower income, unemployment, divorce, illness, the level of interest rates, and general borrower creditworthiness. Defaults that are not cured generally result in a claim to the Company. Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage.

     The following table shows default statistics as of December 31, 2002, and the preceding four year ends:

                               Default Statistics

                                                                                  December 31
                                                                                  -----------
                                                                2002        2001       2000       1999       1998
                                                                ----        ----       ----       ----       ----
Number of insured loans in force..........................   190,480     159,400    123,046    108,623     97,222
Number of loans in default................................     2,379       1,420        740        690        518
Percentage of loans in default (default rate).............     1.25%       0.89%      0.60%      0.64%      0.53%
Number of insured loans in force excluding bulk loans.....   171,723     141,220          -          -          -
Number of loans in default excluding bulk loans...........     2,120       1,420          -          -          -
Percentage of loans in default excluding bulk loans.......     1.23%       1.01%          -          -          -
Number of bulk loans in force.............................    18,757      18,180          -          -          -
Number of bulk loans in default...........................       259           0          -          -          -
Percentage of bulk loans in default.......................     1.38%       0.00%          -          -          -


     The number of loans in default includes all reported delinquencies that are three or more payments in arrears at the reporting date and all reported delinquencies that were previously three or more payments in arrears and have not made payments to the current date.

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

     Under the terms of the master policy, the lender is required to file a claim with the Company no later than 60 days after it has acquired borrower's title to the underlying property through foreclosure or a deed-in-lieu of foreclosure. A primary insurance claim amount includes (i) the amount of unpaid principal due under the loan; (ii) the amount of accumulated delinquent interest due on the loan (excluding late charges) to the date of claim filing; (iii) expenses advanced by the insured under the terms of the master policy, such as hazard insurance premiums, property maintenance expenses and property taxes prorated to the date of claim filing; and (iv) certain foreclosure and other expenses, including attorneys fees. Such claim amount is subject to review and possible adjustment by the Company. Depending on the applicable state foreclosure law, an average of about 12 months elapses from date of default to payment of claim on an uncured default. The Company's experience indicates that the claim amount on a policy generally ranges from 110% to 115% of the unpaid principal amount of a foreclosed loan.

     Within 60 days after the claim has been filed, the Company has the option of either (i) paying the coverage percentage specified on the certificate of insurance (usually 12% to 40% of the claim), with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property, or (ii) paying 100% of the claim amount in exchange for the lender's conveyance of good and marketable title to the property to the Company, with the Company selling the property for its own account. The Company chooses the claim settlement option believed to cost the least. In most cases, the Company settles claims by paying the coverage percentage of the claim amount. At December 31, 2002, the Company held properties with a combined net realizable value of $1.6 million which were acquired by electing to pay 100% of the claim amount.

LOSS MITIGATION

     Once a default notice is received, the Company attempts to mitigate its loss. Through proactive intervention with insured lenders and borrowers, the Company has been successful in reducing the number and severity of its claims for loss. Loss mitigation techniques include pre-foreclosure sales, property sales after foreclosure, advances to assist distressed borrowers who have suffered a temporary economic setback, and the use of repayment schedules, refinances, loan modifications, forbearance agreements, and deeds-in-lieu of foreclosure. Such mitigation efforts typically result in a savings to the Company over the percentage coverage amount payable under the certificate of insurance. Through loss mitigation efforts, the Company paid out approximately 65% of its potential exposure on claims in 2002 and 69% of its ever-to-date exposure.

LOSS RESERVES

     The Company establishes reserves to provide for the estimated costs of settling claims on loans reported in default and estimates of loans in default which have not been reported. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans currently not in default. Although the Company believes that overall reserve levels at December 31, 2002, are adequate to meet future obligations, due to the inherent uncertainty of the reserving process there can be no assurance that reserves will prove to be adequate to cover ultimate loss developments.

     In determining the liability for unpaid losses related to outstanding defaults, the Company establishes loss reserves using estimated claim rates
(frequency) and claim amounts (severity) to estimate ultimate losses. The Company relies on historical experience in the estimation of claim rates and claim amounts. The Company also establishes reserves for the estimated costs of settling claims ("loss adjustment expenses" or "LAE"), which include, but are not limited to, legal fees and general expenses of administering the claims settlement process, and for losses and loss adjustment expenses incurred from defaults which have occurred but have not yet been reported to the insurer ("Incurred But Not Reported" or "IBNR").

     Management periodically reviews the loss reserve process in order to improve its estimate of ultimate losses. In 2001, management refined its methodology for setting loss reserves for outstanding defaults and for IBNR defaults. The enhancements made to the reserving process incorporate a more multi-dimensional analytical form, which gives effect to current economic conditions and profiles delinquencies by such factors as age, policy year, geography, and chronic late payment characteristics.

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

         The following table represents a reconciliation of the beginning and ending loss reserves (net of reinsurance) for the periods indicated:

          Reconciliation of Losses and Loss Adjustment Expense Reserves

                                                                                  Year Ended December 31
                                                                                  ----------------------
                                                                                      (in thousands)
                                                                 2002         2001        2000        1999         1998
                                                                 ----         ----        ----        ----         ----
Reserve for losses and LAE, net of related reinsurance
recoverables, at beginning of year...........................   $17,981     $14,976     $14,723      $12,116     $ 8,909

Add losses and LAE incurred in respect of defaults
 occurring in:
     Current year (1)........................................    14,798      14,219      11,229        9,322       7,953
     Prior years (1) (2).....................................      (735)     (5,200)     (3,642)      (2,211)       (944)
                                                                -------     -------     -------      -------     -------
Total incurred losses and LAE................................    14,063       9,019       7,587        7,111       7,009

Deduct losses and LAE paid in respect of defaults
 occurring in:
     Current year............................................       508         286         574          236         267
     Prior years.............................................    10,181       5,728       6,760        4,268       3,535
                                                                -------     -------     -------      -------     -------
Total payments...............................................    10,689       6,014       7,334        4,504       3,802
Reserve for losses and LAE, net of related reinsurance
recoverables, at end of year ................................    21,355      17,981      14,976       14,723      12,116

Reinsurance recoverables on unpaid losses and LAE, at
the end of year .............................................         5          10          11           28          27
                                                                -------     -------     -------      -------     -------
Reserve for unpaid losses and LAE, before deduction
of reinsurance recoverables on unpaid losses, at
end of year..................................................   $21,360     $17,991     $14,987      $14,751     $12,143
                                                                =======     =======     =======      =======     =======
---------------------------

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

LENDER AND PRODUCT CHARACTERISTICS

     The following table reflects the percentage of direct gross risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated on December 31, 2002 and 2001:

                              Direct Risk in Force
                                                              December 31
                                                              -----------
PRODUCT TYPE:                                            2002              2001
                                                         ----              ----
Primary.............................................    100.0%            100.0%
Pool................................................      0.0%              0.0%
                                                        ------            ------
Total...............................................    100.0%            100.0%
                                                        ======            ======
                          Direct Primary Risk in Force
                                                              December 31
                                                              -----------
                                                         2002              2001
                                                         ----              ----
DIRECT PRIMARY RISK IN FORCE (dollars in millions)..    $5,791            $4,582
Lender Concentration (excludes bulk):
Top 10 lenders (by original applicant)..............     58.9%             42.3%
LTV:
95.01% and above....................................      5.1%              2.3%
90.01% to 95.00%....................................     42.0%             41.4%
90.00% and below....................................     52.9%             56.3%
                                                        ------            ------
Total...............................................    100.0%            100.0%
                                                        ======            ======
Loan Type:
Fixed...............................................     87.3%             86.2%
ARM (positive amortization) (1).....................     12.7%             13.8%
ARM (potential negative amortization) (2)...........      0.0%              0.0%
ARM (scheduled negative amortization) (2)...........      0.0%              0.0%
Other...............................................      0.0%              0.0%
                                                        ------            ------
Total...............................................    100.0%            100.0%
                                                        ======            ======
Mortgage Term:
15 years and under..................................      5.2%              3.8%
Over 15 years.......................................     94.8%             96.2%
                                                        ------            ------
Total...............................................    100.0%            100.0%
                                                        ======            ======
Property Type:
Noncondominium (principally single-family detached).     94.6%             95.2%
Condominium.........................................      5.4%              4.8%
                                                        ------            ------
Total...............................................    100.0%            100.0%
                                                        ======            ======
Occupancy Status:
Primary residence...................................     94.4%             95.9%
Second home.........................................      2.1%              1.7%
Nonowner occupied...................................      3.5%              2.4%
                                                        ------            ------
Total...............................................    100.0%            100.0%
                                                        ======            ======
Mortgage Amount:
$200,000 or less....................................     72.2%             70.8%
Over $200,000.......................................     27.8%             29.2%
                                                        ------            ------
Total...............................................    100.0%            100.0%
                                                        ======            ======
---------------
(1) Refers to loans where payment adjustments are the same as mortgage interest rate adjustments.
(2) Scheduled negative amortization is defined by the Company as the increase in loan balance that will occur if interest rates do not change. Loans with potential negative amortization will not have increasing principal balances unless interest rates increase.

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

     Approximately 5.1% of the Company's risk in force is comprised of loans with an LTV greater than 95%. These high LTV loans are offered primarily to low and moderate income borrowers. The Company believes that these loans have higher risks than its other insured business and has often attracted borrowers with weak credit histories, generally resulting in higher loss ratios. In keeping with the Company's established risk strategy, the Company has not aggressively solicited this segment of the industry. The Company does not routinely delegate the underwriting of high LTV loans.

     In 2000 the State of Illinois Insurance Department, as well as the insurance departments of several other states, began to permit mortgage insurers to write coverage on loans with LTV's in excess of 97% up to 100% and, in certain instances, up to 103%. This determination was made in response to the development by certain entities in the mortgage securitization market, including Fannie Mae and Freddie Mac, of programs that allowed LTV's in excess of 97%. These programs are designed to accommodate the credit-worthy borrower who lacks the ability or otherwise chooses not to provide a down payment on a home. The Company accepts loans with LTV's greater than 97% on a limited basis.

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

     Loans on primary residences that were owner occupied at the time of loan origination constituted approximately 94% of the Company's risk in force at December 31, 2002. Because management believes that loans on non-owner occupied properties represent a substantially higher risk of claim incidence and are subject to greater value declines than loans on primary homes, the Company does not actively pursue these loans.

     The Company's book of business is less mature than that of the private mortgage insurance industry as a whole, with the Company's direct risk in force having a weighted average life of 2.3 years at December 31, 2002 and 2.6 years at December 31, 2001, compared to an estimated industry average of 2.8 years at December 31, 2002.

     The following table shows the percentage of direct risk in force as of December 31, 2002, for policies written from 1988 through 2002, as well as the cumulative loss ratio (calculated as direct losses paid divided by direct premiums written, in each case for a particular certificate year) which has developed through December 31, 2002, for the policies written during the years indicated and excludes the effects of reinsurance:

    Certificate                            Percent   Cumulative Ratio of Losses
      Year        Direct Risk in Force    of Total   Paid to Premiums Written(1)
      ----        --------------------    --------   ---------------------------
                      (in millions)

      1988                  $ 0.4             0.0%               15.3%

      1989                    0.4             0.0                24.0

      1990                    0.9             0.0                18.7

      1991                    3.7             0.1                11.9

      1992                    9.4             0.2                 8.5

      1993                   34.2             0.6                 5.2

      1994                   30.0             0.5                10.1

      1995                   50.1             0.9                12.4

      1996                   79.9             1.4                13.1

      1997                  148.8             2.5                 8.4

      1998                  403.0             7.0                 4.6

      1999                  346.4             6.0                 3.7

      2000                  314.4             5.4                11.2

      2001                1,730.8            29.9                 1.4

      2002                2,638.5            45.5                 0.0
                        ---------           -----
      Total             $ 5,790.9           100.0%
                        =========           =====
---------------------
(1) Claim activity is not spread evenly throughout the coverage period of the book of business. Based on the Company's and the industry's historical experience, claims incidence is highest in the third through sixth years after loan origination, and relatively few claims are paid during the first two years after loan origination. Thus, the cumulative loss experience of recent certificate years is not indicative of ultimate losses.

     The above table reflects a relatively higher cumulative ratio of losses paid to premium written for the 2000 policy year at this stage of development. This is due, in part, to the high level of refinancing for this policy year and the resulting lower aggregate level of premium written.

GEOGRAPHIC DISPERSION

     The following tables reflect the percentage of direct risk in force on the Company's book of business (by location of property) for the top ten states and the top ten metropolitan statistical areas ("MSAs") as of December 31, 2002:

          Top Ten States                  Top Ten MSAs
          --------------                  ------------
                       December 31                                   December 31
                          2002                                          2002
                          ----                                          ----
    California            11.9%       Chicago, IL                       4.6%

    Florida                7.8        Atlanta, GA                       3.1

    Texas                  7.7        Los Angeles/Long Beach, CA        2.8

    North Carolina         5.6        Phoenix/Mesa, AZ                  2.7

    Georgia                5.5        Houston, TX                       2.1

    Illinois               5.1        Riverside/San Bernardino, CA      1.7

    Pennsylvania           3.9        Dallas, TX                        1.5

    Arizona                3.7        New York, NY                      1.5

    Colorado               3.4        Denver, CO                        1.4

    New Jersey             3.3        Philadelphia, PA                  1.3
                          -----                                        -----
    Total                 57.9%       Total                            22.7%
                          =====                                        =====

     While the Company continues to diversify its risk in force geographically, a prolonged regional recession, particularly in its high concentration areas, or a prolonged national economic recession, could significantly increase loss development.

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

     At December 31, 2002, the Company's total investment portfolio had a fair market value of $344.6 million. The investment portfolio was composed of approximately 87% fixed maturity securities, 3% equities, and 10% short-term investments.

     Liquidity is sought through cash equivalent investments and through diversification and investment in publicly traded securities. The Company attempts to maintain a level of liquidity and a duration in its investment portfolio consistent with its business outlook and the expected timing, direction, and degree of changes in interest rates. As of December 31, 2002, no investment in the securities of any single issuer (other than the U.S. government and its agencies) exceeded 2% of the Company's investment portfolio.

     The Company actively monitors investment securities considered to be at risk for impairment. When the Company determines that a decline in the value of a security below its amortized cost is other-than-temporary, an impairment loss has occurred. In the event of impairment, the Company writes down the cost basis of the security to its fair value and recognizes a realized loss for the amount of the writedown. During 2002, the Company realized approximately $2.0 million of impairment writedowns on securities held in its portfolio.

     The Company's investment policies and strategies are subject to change depending upon regulatory, economic, and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     The following table shows the results of the Company's investment portfolio for the periods indicated:

                          INVESTMENT PORTFOLIO RESULTS
                          (dollar amounts in thousands)

                                               2002        2001       2000        1999        1998
                                               ----        ----       ----        ----        ----
Average investments (1)................    $301,434    $252,509   $212,029    $183,988    $151,712
Pre-tax net investment income..........    $ 16,099    $ 14,765   $ 12,645    $ 10,546    $  9,289
Effective pre-tax yield (1)............        5.3%        5.8%       6.0%        5.7%        6.1%
Tax-equivalent yield-to-maturity (2)...        7.9%        8.0%       8.2%        7.7%        7.9%
Pre-tax realized investment (loss) gain    $(2,519)    $    297   $    286    $  1,153    $    881

-----------------

(1) Based on historical cost adjusted for amortization and accretion of premium and discount.
(2) Based on book value and the Company's marginal tax rate.

     The diversification of the Company's investment portfolio at December 31, 2002, is shown in the table below:

                      Investment Portfolio Diversification
                          (dollar amounts in thousands)

                                                                    December 31, 2002
                                                                    -----------------
                                                  Amortized Cost        Fair Value       Percent(1)
                                                  --------------        ----------       -------
Available-for-sale securities:
   Fixed maturity securities:
      U. S. government obligations...............       $ 10,189          $ 10,596          3.1%

      Mortgage-backed bonds......................            167               186          0.1

      State and municipal bonds..................        231,210           242,336         70.3

      Corporate bonds............................         43,171            45,352         13.2
                                                        --------          --------
          Total fixed maturities.................        284,737           298,470

    Equity securities............................         11,266            10,808          3.1
                                                        --------          --------
          Total available-for-sale securities....        296,003           309,278

    Short-term investments.......................         35,303            35,303         10.2
                                                        --------          --------        ------
                                                        $331,306          $344,581        100.0%
                                                        ========          ========        ======
---------------------

(1) Percentage of fair value.

     The following table shows the scheduled maturities at December 31, 2002, of the fixed maturity securities held in the Company's investment portfolio:

                     Investment Portfolio Scheduled Maturity
                          (dollar amounts in thousands)

                                                  December 31, 2002
                                                  -----------------
                                                Fair Value        Percent
                                                ----------        -------
 One year or less.........................        $  4,115           1.4%

 After one year through five years........          17,000           5.7

 After five years through ten years.......          35,366          11.8

 After ten years though twenty years......         165,662          55.5

 After twenty years.......................          76,141          25.5

 Mortgage-backed securities (1)...........             186           0.1
                                                  --------         ------
           Total..........................        $298,470         100.0%
                                                  ========         ======
  ---------------------
(1)Substantially all of these securities are guaranteed by U.S. Government Agencies.

     The following table shows the ratings of the Company's investment portfolio as of December 31, 2002 and December 31, 2001:

                         Investment Portfolio by Rating
                          (dollar amounts in thousands)

                                                             December 31, 2002                December 31, 2001
                                                             ------------------               -----------------
 Rating(1)                                                 Fair Value       Percent        Fair Value        Percent
 --------                                                  ----------       -------        ----------        -------
 Fixed maturities:
          U.S. Treasury and U.S. agency bonds.....          $  9,040          3.0%          $ 12,923            5.3%
          AAA.....................................           185,346         62.1            119,418           48.5
          AA......................................            32,114         10.8             28,574           11.6
          A.......................................            42,433         14.2             42,724           17.4
          BBB.....................................            14,784          5.0             26,086           10.6
          BB......................................             8,534          2.9              9,348            3.8
          B.......................................             2,437          0.8              4,420            1.8
          C.......................................               361          0.1                215            0.1
          D.......................................                38          0.0                120            0.0
          NR......................................             3,383          1.1              2,157            0.9
                                                            --------        ------          --------          ------
               Total fixed maturities.............          $298,470        100.0%          $245,985          100.0%
                                                            ========        ======          ========          ======
 Equities:
          AAA.....................................          $    361          3.3%          $    359            2.9%
          AA......................................             1,432         13.2              2,301           18.4
          A.......................................             4,622         42.8              4,860           39.0
          BBB.....................................             2,132         19.7              1,404           11.2
          BB......................................               180          1.7                632            5.1
          B.......................................             2,081         19.3              2,920           23.4
                                                            --------        ------          --------          ------
                Total equities....................          $ 10,808        100.0%          $ 12,476          100.0%
                                                            ========        ======          ========          ======
 Total portfolio..................................          $309,278                        $258,461
                                                            ========                        ========
-------------------------------

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

     Triad is required by Illinois insurance laws to provide for a contingency reserve in an amount equal to at least 50% of earned premiums in its statutory financial statements. Such reserves must be maintained for a period of 10 years except in circumstances where high levels of losses exceed regulatory thresholds. The contingency reserve, designed to provide a cushion against the effect of adverse economic cycles, has the effect of reducing statutory surplus and restricting dividends and other distributions by Triad. At December 31, 2002, Triad had statutory policyholders' surplus of $112.9 million and a statutory contingency reserve of $245.0 million. At December 31, 2001, Triad had statutory policyholders' surplus of `$105.3 million and a statutory contingency reserve of $193.7 million. Triad's statutory earned surplus was $29.2 million at December 31, 2002 and $21.6 million at December 31, 2001, reflecting growth in statutory net income greater than the increase in the statutory contingency reserve.

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

     The National Association of Insurance Commissioners ("NAIC") adopted a risk-based capital ("RBC") formula designed to help regulators identify property and casualty insurers in need of additional capital. The RBC formula establishes minimum capital needs based upon risks applicable to individual insurers, including asset risks, off-balance sheet risks (such as guarantees for affiliates and contingent liabilities), and credit risks (such as reinsurance ceded and receivables). The NAIC and the Illinois Department of Insurance currently do not require mortgage guaranty insurers to file RBC analysis in their annual statements.

     As the dominant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage guaranty insurance, Government Sponsored Enterprises (GSEs) Fannie Mae and Freddie Mac impose requirements on private mortgage insurers in order for such insurers to be eligible to insure loans sold to such agencies. Freddie Mac's current eligibility requirements impose limitations on the types of risk insured, standards for geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, and financial requirements which generally mirror state insurance regulatory requirements. These requirements are subject to change from time to time. Freddie Mac most recently modified its eligibility guidelines in March 2002.

     Fannie Mae is in the process of revising its approval requirements for mortgage insurers. The new requirements, which have not yet been finalized, would require prior approval by Fannie Mae for many of Triad's activities and new products, allow for other approved types of mortgage insurers rated less than "AA," and give Fannie Mae increased rights to revise the eligibility standards of mortgage insurers. The form the eligibility guidelines ultimately will take is unknown at this time, but new guidelines, if issued, could have an adverse effect on the Company.

     Triad is an approved mortgage insurer for both Fannie Mae and Freddie Mac and meets all existing eligibility requirements. There can be no assurance, however, that such requirements or the interpretation of the requirements will not change or that Triad will continue to meet such requirements. In addition, to the extent Fannie Mae or Freddie Mac assumes default risk for itself that would otherwise be insured, changes current guarantee fee arrangements, allows alternative credit enhancements, alters or liberalizes underwriting guidelines on low down payment mortgages it purchases, or otherwise changes its business practices or processes with respect to such mortgages, private mortgage insurers may be affected. Triad could be particularly adversely affected if changes in eligibility requirements regarding captive arrangements that permit premium cessions greater than 25% were to impede Triad's ability to offer this form of captive reinsurance.

     Fannie Mae and Freddie Mac both accept reduced mortgage insurance coverage from lenders that deliver loans approved by the their automated underwriting services, Desktop Underwriter and Loan Prospector, respectively. Generally, Fannie Mae's and Freddie Mac's reduced mortgage insurance coverage options provide for: (i) across-the-board reductions in required MI coverage on 30-year fixed-rate loans recommended for approval by the their automated underwriting services to the levels in effect in 1994; (ii) reduction in required MI coverage for loans with only a 5% down payment (a 95% LTV) from 30% to 25% of the mortgage loan covered by MI; and, (iii) reduction in required MI coverage for loans with a 10% down payment (a 90% LTV loan) from 25% to 17% of the mortgage loan covered by MI. In addition, Fannie Mae and Freddie Mac have implemented other programs that further reduce MI coverage upon the payment of an additional fee by the lender. Under this option, a 95% LTV loan will require 18% of the mortgage loan to have mortgage insurance coverage. Similarly, a 90% LTV loan will require 12% of the mortgage loan to have mortgage insurance. In order for the homebuyer to have MI at these levels, such loans would require a payment at closing or a higher note rate.

     Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase mortgages or mortgage-backed securities unless the private mortgage insurance on the mortgages has been issued by an insurer with a financial strength rating of at least "AA-" from S&P or Fitch or a rating of at least "Aa3" from Moody's. Fannie Mae and Freddie Mac require mortgage guaranty insurers to maintain two ratings of "AA-" or better. Triad has a financial strength rating of "AA" from S&P and Fitch and a rating of "Aa3" from Moody's. S&P, Fitch, and Moody's consider Triad's consolidated operations and financial position in determining the rating. There can be no assurance that Triad's rating, the method by which this rating is determined, or the eligibility requirements of Fannie Mae and Freddie Mac will not change.

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

     Various lawsuits filed in US district court in Augusta, Georgia as well as other jurisdictions against each of the national mortgage insurers, including the Company, assert that defendant mortgage insurers have violated RESPA guidelines by offering pool insurance, captive reinsurance, contract underwriting, and other services at preferential below market prices as an illegal inducement to persuade lenders to use those mortgage insurers for primary insurance coverage. The lawsuits seek class action status. Four mortgage insurers have entered into settlements of the lawsuits. In August 2000, Triad filed a motion for summary judgment in the case which was granted on February 13, 2001. The summary judgment was overturned by the 11th Circuit Court of Appeals in January 2002. In overturning the judgment, the court addressed the applicability of the McCarron-Ferguson Act (regarding federal preemption of state law) to the case; it did not address the merits of the case. Triad subsequently filed a motion opposing class certification which was granted. Plaintiffs have appealed this decision. Triad believes that its products and services comply with RESPA as well as all other applicable laws and regulations. While the ultimate outcome of the RESPA litigation is uncertain, the litigation is not expected to have a material adverse affect on the financial position of the Company.

     Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant's race, nationality, gender, marital status, and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 ("HMDA"). The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. The active mortgage insurers, through their trade association, the Mortgage Insurance Companies of America ("MICA"), have entered into an agreement with the Federal Financial Institutions Examinations Council ("FFIEC") to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

     Upon request by an insured, Triad must cancel the mortgage insurance for a mortgage loan. Fannie Mae and Freddie Mac guidelines, as well as several existing and proposed state statutes, contain various provisions which give borrowers the right to request cancellation of borrower-paid mortgage insurance when specified conditions are met.

     The Homeowners Protection Act of 1998 provides for certain termination and cancellation requirements for borrower-paid mortgage insurance and requires mortgage lenders to periodically update borrowers about their private mortgage insurance. Under the legislation, borrowers may generally request termination of mortgage insurance once the LTV reaches 80%, provided that certain conditions are met. The legislation further requires lenders to automatically cancel borrower-paid private mortgage insurance when home equity reaches 78% if certain conditions are met. The legislation also requires lenders to notify borrowers that they have private mortgage insurance and requires certain disclosures to borrowers of their rights under the law. Because most mortgage borrowers who obtain private mortgage insurance do not achieve 20% equity in their homes before the homes are sold or the mortgages refinanced, the Company has not lost and does not expect to lose a significant amount of its insurance in force due to the enactment of this legislation.

INDIRECT REGULATION

     The Company, Triad, and Triad's subsidiaries are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Fannie Mae and Freddie Mac, and regulations affecting governmental insurers, such as the FHA and the Department of Veterans Affairs ("VA"), as well as lenders. Private mortgage insurers, including Triad, are highly dependent upon federal housing legislation and other laws and regulations which affect the demand for private mortgage insurance and the housing market generally. For example, housing legislation enacted in 1992 permits up to 100% of borrower closing costs to be financed by loans insured by FHA, a significant increase from the previous 57% limit. Also, in 1994, HUD reduced the initial premium (payable at loan origination) for FHA insurance from 3.0% to 2.25%. FHA loan limits are adjusted in response to changes in the Freddie Mac/Fannie Mae conforming loan limits. Currently, the maximum individual loan amount that the FHA can insure is $280,749. The maximum FHA loan amount is subject to adjustment and may increase in the future. While there is no maximum VA loan amount, lenders will generally limit VA loans to $240,000 according to the VA. This implied maximum VA loan amount may also increase in the future. Any future legislation that increases the number of persons eligible for FHA or VA mortgages could have an adverse effect on Triad's ability to compete with the FHA or VA.

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

     In the first quarter of 2002, the Office of Federal Housing Enterprise Oversight (OFHEO) released its risk-based capital rules for Fannie Mae and Freddie Mac. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a "AAA" rated private mortgage insurer than for insurance from a "AA" rated private mortgage insurer. The phase-in period for the new rule is ten years. The Company does not believe the new rules had an adverse impact on it in 2002 nor that the new rules will have a significant adverse impact on the Company in the future. However, if the new capital guidelines result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, the Company's financial condition could be significantly harmed.

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

WEB SITE ACCESS TO COMPANY REPORTS

     The Company makes available, free of charge, through its Web site, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commission. This material may be accessed by visiting the Investors/Financial Information/SEC Filing Information section of the Company's Web site at www.triadguaranty.com.

EMPLOYEES

     As of December 31, 2002, the Company employed 209 persons. Employees are not covered by any collective bargaining agreement. The Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Name                          Position                                 Age
----                          --------                                 ---

William T. Ratliff, III       Chairman of the Board of                 49
                              the Company and Triad

Darryl W. Thompson            President, Chief Executive               62
                              Officer, and Director of the
                              Company and Triad

Ron D. Kessinger              Executive Vice President and             48
                              Chief Financial Officer of the
                              Company and Triad

Kenneth N. Lard               Executive Vice President of the          44
                              Company and Executive Vice
                              President, Sales and Marketing
                              of Triad

Earl F. Wall                  Senior Vice President, Secretary,        45
                              and General Counsel of the
                              Company and Triad

Michael R. Oswalt             Senior Vice President, Treasurer,        41
                              and Principal Accounting Officer
                              of the Company and Triad

Kenneth C. Foster            Senior Vice President of Triad            54

     WILLIAM T. RATLIFF, III has been the Chairman of the Board of the Company since 1993. Mr. Ratliff has also been Chairman of the Board of Triad since 1989, President of CIC since 1990 and was President and General Partner of CML from 1987 to 1995. Since 1995, he has served as President of Collat, Inc., CML's corporate general partner. Mr. Ratliff has been Chairman of New South Federal Savings Bank ("New South") since 1986 and President and Director of New South Bancshares, Inc., New South's parent company, since 1994. From March 1994, until December 1996, Mr. Ratliff served as President of Southwide Life Insurance Corp., of which he had been Executive Vice President since 1993. Mr. Ratliff joined CML in 1981 after completing his doctoral degree with a study of planning processes in an insurance company. Previously, he worked as an educator, counselor, and organizational consultant.

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

     RON D.  KESSINGER has been  Executive  Vice  President and Chief  Financial
Officer of the Company since December 1999. Mr. Kessinger has been Chief Financial Officer of Triad since November 1999 and Executive Vice President of Insurance Operations of Triad since June 1996. Mr. Kessinger was Vice President of Claims and Administration of Triad from January 1991 to June 1996. From 1985 to 1991, Mr. Kessinger was employed by Integon Mortgage Guaranty Insurance Corporation, most recently serving as Senior Vice President of Operations. Prior to joining Integon Mortgage Guaranty Insurance Corporation, Mr. Kessinger was employed by the parent company of Integon Mortgage Guaranty Insurance Corporation.

     KENNETH N. LARD has been Executive Vice President of the Company and Executive Vice President, Sales and Marketing of Triad since February 2003. Mr. Lard was Senior Vice President, Sales and Marketing of Triad from June 2002 to January 2003. From November 1997 to May 2002, Mr. Lard was Senior Vice President, National Sales Director of Triad. From November 1995 to September 1996 Mr. Lard was Vice President, National Accounts of Triad. Prior to joining Triad, Mr. Lard was employed by Signet Bank from 1987 to 1995, as Vice
President, Capitol Markets Division and most recently as Vice President, Secondary Marketing. Mr. Lard has been with Triad for 7 years and has over 20 years experience in the mortgage industry.

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

     KENNETH C. FOSTER has been Senior Vice President, Risk Management of Triad since April 2002. From June 2001 to April 2002 Mr. Foster was Senior Vice President, Product Development of Triad. Prior to joining Triad, Mr. Foster was Principal of Applied Mortgage Solutions from 1994 to 2001. Previously Mr. Foster was employed by MGIC from 1980 to 1994, most recently as Vice President of Business/Information Development. Mr. Foster has been associated with Triad for 8 years and in the insurance/mortgage industry for over 30 years.

Officers of the Company serve at the discretion of the Board of Directors of the Company.

ITEM 2.  PROPERTIES.

     As of December 31, 2002, the Company leases office space in its Winston-Salem headquarters and its twelve underwriting offices located throughout the country comprising approximately 77,000 square feet under leases expiring between 2003 and 2012 and which require annual lease payments of approximately $1.3 million in 2003. With respect to all facilities, the Company either has renewal options or believes it will be able to obtain lease renewals on satisfactory terms. The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

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

     Triad is a defendant in Patton v. Triad. This action was commenced on June 30, 2000 with the filing of a complaint in Federal District Court for the Southern District of Georgia seeking class action status on behalf of a nationwide class of home mortgage borrowers. The complaint alleges that Triad violated the Real Estate Settlement Procedures Act ("RESPA") by entering into transactions with lenders (including captive mortgage reinsurance and contract underwriting) that were not properly priced, in return for the referral of mortgage insurance. In August 2000, Triad filed a motion for summary judgement in the case which was granted on February 13, 2001. The summary judgement was overturned by the 11th Circuit Court of Appeals in January 2002. In overturning the judgement, the court addressed the applicability of the McCarron-Ferguson Act (regarding federal preemption of state law) to the case; it did not address the merits of the case. Triad subsequently filed a motion opposing class certification which was granted. Plaintiffs have appealed this decision. While the ultimate outcome of the RESPA litigation is uncertain, the litigation is not expected to have a material adverse affect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on The Nasdaq National Market(R) under the symbol "TGIC." At December 31, 2002, 14,159,601 shares were issued and outstanding. The following table sets forth the highest and lowest closing prices of the Company's Common Stock, $0.01 par value, as reported by Nasdaq during the periods indicated.


                                     2002                         2001
                                     ----                         ----
                              High          Low            High           Low
                              ----          ---            ----           ---
    First Quarter.......... $43.470       $34.740        $35.438        $26.688

    Second Quarter......... $48.470       $40.270        $40.000        $30.125

    Third Quarter.......... $46.000       $32.400        $39.750        $29.650

    Fourth Quarter ........ $41.610       $31.002        $36.530        $30.400


     As of March 12, 2003, the number of stockholders of record of Company Common Stock was approximately 200. In addition, there were an estimated 3,600 beneficial owners of shares held by brokers and fiduciaries.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                           Year Ended December 31
                                                                           ----------------------
                                                          2002          2001          2000           1999           1998
                                                          ----          ----          ----           ----           ----
Income Statement Data (for period ended):                     (Dollars in thousands, except per share amounts)
Premiums written:
     Direct..................................        $   124,214   $    95,551   $    76,867   $     65,381   $     52,974
     Assumed.....................................              3             4             8             11             13
     Ceded.......................................       (18,348)      (10,557)       (4,993)        (1,665)        (1,090)
                                                     -----------   -----------   -----------   ------------   ------------
                                                     $   105,869   $    84,998   $    71,882   $     63,727   $     51,897
                                                     ===========   ===========   ===========   ============   ============
Earned premiums..................................    $   105,067   $    84,356   $    71,843   $     63,970   $     52,822
Net investment income............................         16,099        14,765        12,645         10,546          9,289
Net realized investment (losses) gains ..........        (2,519)           297           286          1,153            880
Other income.....................................             72         1,892            37             13             14
                                                     -----------   -----------   -----------   ------------   ------------
     Total revenues..........................            118,719       101,310        84,811         75,682         63,005

Net losses and loss adjustment expenses..........         14,063         9,019         7,587          7,111          7,009
Interest expense on debt.........................          2,771         2,771         2,770          2,780          2,554
Amortization of deferred policy acquisition cost.         13,742        11,712         8,211          6,955          5,955
Other operating expenses (net of acquisition
     cost deferred).............................          22,900        18,136        16,008         15,061         12,435
                                                     -----------   -----------   -----------   ------------   ------------
Income before income taxes.......................         65,243        59,672        50,235         43,775         35,052
Income taxes.....................................         20,140        18,413        15,237         13,365         10,678
                                                     -----------   -----------   -----------   ------------   ------------
Net income.......................................    $    45,103   $    41,259   $    34,998   $     30,410   $     24,374
                                                     ===========   ===========   ===========   ============   ============
     Basic earnings per share ...................    $      3.21   $      3.05   $      2.63   $       2.28   $       1.83
     Diluted earnings per share .................    $      3.15   $      2.95   $      2.55   $       2.23   $       1.76
                                                     -----------   -----------   -----------   ------------   ------------
Weighted average common and common share
     equivalents outstanding
         Basic ..................................     14,060,420    13,545,725    13,321,901     13,312,104     13,342,749
         Diluted.................................     14,331,581    13,977,435    13,726,088     13,640,716     13,843,382

Balance Sheet Data (at year end):
     Total assets (1)............................    $   482,886   $   396,455   $   328,377   $    263,141   $    230,512
     Total invested assets.......................    $   344,581   $   277,200   $   232,025   $    191,564   $    177,301
     Losses and loss adjustment expenses.........    $    21,360   $    17,991   $    14,987   $     14,751   $     12,143
     Unearned premiums...........................    $     8,539   $     7,650   $     6,933   $      6,831   $      7,055
     Long-term debt .............................    $    34,479   $    34,473   $    34,467   $     34,462   $     34,457
     Stockholders' equity........................    $   309,407   $   246,070   $   199,831   $    157,072   $    137,531
Statutory Ratios (2):
     Loss ratio..................................          13.4%         10.7%         10.6%          11.1%          13.3%
     Expense ratio...............................          38.0%         39.9%         37.4%          40.5%          42.3%
                                                     -----------   -----------   -----------   ------------   ------------
     Combined ratio..............................          51.4%         50.6%         48.0%          51.6%          55.6%
                                                     ===========   ===========   ===========   ============   ============
GAAP Ratios:
     Loss ratio..................................          13.4%         10.7%         10.6%          11.1%          13.3%
     Expense ratio...............................          34.6%         35.1%         33.7%          34.5%          35.4%
                                                     -----------   -----------   -----------   ------------   ------------
     Combined ratio..............................          48.0%         45.8%         44.3%          45.6%          48.7%
                                                     ===========   ===========   ===========   ============   ============
Other Statutory Data (dollars in millions) (2):
     Direct insurance in force...................    $  25,379.1   $  21,726.0   $  15,123.5   $   13,038.0   $   11,256.6
     Direct risk in force (gross)................    $   5,790.9   $   4,581.5   $   3,760.0   $    3,222.5   $    2,777.4
     Risk-to-capital.............................         15.5:1        15.0:1        14.8:1         15.4:1         16.2:1

(1) Periods prior to 1999 have been restated to reflect reclassification of Tax and Loss bonds.
(2) Based on statutory accounting practices and derived from consolidated statutory financial statements of Triad.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

     Net income for 2002 increased 9.3% to $45.1 million from $41.3 million in 2001. Net income per share on a diluted basis increased 6.6% to $3.15 for 2002 from $2.95 per share for 2001. This improvement in net income was led by a 24.6% increase in earned premiums and a 9.0% increase in net investment income. Net income for 2002 includes net realized investment losses of $2.5 million, or $0.11 per diluted share, while net income for 2001 included net realized investment gains of $297,000, or $0.01 per diluted share. Also included in net income for 2001 was the receipt of a nonrecurring incentive payment of approximately $1.9 million, or $0.09 per diluted share, relating to the voluntary cancellation of one of the Company's excess of loss reinsurance contracts. The payment was reported as other income in the first quarter of 2001.

     Operating earnings, which exclude realized investment gains and losses net of related taxes, increased 13.8% to $46.7 million in 2002 compared to $41.1 million in 2001. Operating earnings per share were $3.26 for 2002 compared to $2.94 for 2001, an increase of 11.0%. Management believes operating earnings and operating earnings per share are relevant and useful information, and they are primary measurements used by management in assessing the Company's performance. Management does not believe that net realized investment gains and losses are strong indicators of trends in operations. Operating earnings and operating earnings per share results, as described above, may not be comparable to similarly titled measures reported by other companies. Excluding the effects of the nonrecurring incentive payment from operating results, operating earnings increased 17.3%, and operating earnings per diluted share increased approximately 14.4% for 2002 compared to 2001.

     Total insurance written in 2002 was $13.4 billion compared to $13.3 billion in 2001, an increase of 1.3%. Total insurance written includes insurance written from traditional flow production and insurance written attributable to structured bulk transactions. Total direct insurance in force reached $25.4 billion at December 31, 2002, compared to $21.7 billion at December 31, 2001, an increase of 16.8%. Significant refinance activity in 2002 drove a high level of policy cancellations that partially offset the impact that the high level of insurance written had on in force growth.

     Traditional flow insurance written for 2002 increased 42.8% to $12.2 billion from $8.5 billion in 2001. The increase in insurance written from traditional flow production was primarily the result of expanding relationships with national lenders, strong demand for risk-sharing arrangements, and a lower interest rate environment. Insurance written in 2002 attributable to structured bulk transactions totaled $1.2 billion compared to $4.7 billion in 2001. Structured bulk transactions are generally initiated by secondary mortgage market participants who wish to use mortgage insurance as a credit enhancement. The Company competes against other mortgage insurers as well as other forms of credit enhancements provided by capital markets for these transactions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED

Insurance written attributed to structured bulk transactions is likely to vary significantly from period to period due to the relatively small number of transactions that encompass this market (as opposed to the traditional flow market), competitiveness with other mortgage insurers, the attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancements, and the changing loan composition of the market. The Company has evaluated all segments of the bulk market - Prime (predominantly fully underwritten loans, high credit scores, high percentage of low LTVs), Alternative-A (generally high credit score, low to moderate LTV loans that have been underwritten with reduced documentation), and Sub-prime (generally fully underwritten loans with credit impaired borrowers). All insurance written through the bulk channel in 2002 and 2001 was in the Prime segment and the Alternative-A segment of the bulk market.

     Consolidation within the mortgage origination industry and Triad's continued focus on national lenders has resulted in a greater percentage of production volume being concentrated among a smaller customer base. The Company's ten largest customers were responsible for 58.9%, 42.3%, and 30.0% of traditional flow risk in force at December 31, 2002, 2001, and 2000, respectively. The loss of one or more of these significant customers could have a significant adverse effect on the Company's business. According to industry data, Triad's national market share of net new primary insurance written, which includes insurance written on a traditional flow basis as well as that attributed to structured bulk transactions, was 3.7% for 2002 (3.9% for the fourth quarter) compared to 3.6% for 2001 (4.0% for the fourth quarter). Triad's national market share of net new primary insurance written on a traditional flow basis was 4.3% for 2002 (4.7% for the fourth quarter) compared to 3.4% for 2001 (4.1% in the fourth quarter). Net new primary insurance written excludes insurance placed on loans more than 12 months after loan origination, insurance placed on loans already covered by primary mortgage insurance, and insurance placed on loans where lender exposure is effectively reduced below defined minimums. This treatment is consistent with the definitions adopted by the Company and the industry in the third quarter of 2001 regarding the computation of new insurance written for market share purposes.

     Total direct premiums written were $124.2 million for 2002, an increase of 30.0% compared to $95.6 million for 2001. Net premiums written increased by 24.6% to $105.9 million in 2002 from $85.0 million for 2001. Earned premiums increased 24.6% to $105.1 million for 2002 from $84.4 million for 2001. This growth in written and earned premium resulted from record levels of insurance written offset by the impact of a declining persistency rate due to a high level of refinance activity.

     Growth in direct premiums written was partially offset by an increase in ceded premiums written. Driven primarily by increases in risk-sharing arrangements and also by excess of loss reinsurance, ceded premiums written increased 73.8% to $18.3 million in 2002 from $10.6 million in 2001. The
Company's premium cede rate (the ratio of ceded premiums written to direct premiums written) was 14.8% for 2002 compared to 11.0% for 2001. The Company's premium cede rate for captive reinsurance was 12.7% for 2002 compared to 6.6% for 2001. Approximately 51% of flow insurance written (46% of total insurance

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED

written including structured bulk transactions) during 2002 is subject to captive mortgage reinsurance and other risk-sharing arrangements compared to 58% of flow insurance written (37% of total insurance written including structured bulk transactions) in 2001. The decline in the percentage of flow insurance written subject to risk-sharing arrangements from 2001 to 2002 is primarily a result of increased production in the Company's lender-paid mortgage insurance program which is generally not subject to risk-sharing arrangements. Through December 31, 2002, insurance written attributable to structured bulk transactions has not been subject to captive mortgage reinsurance or other risk-sharing arrangements. Approximately 45.7% of direct insurance in force is subject to risk-sharing arrangements at December 31, 2002, compared to 34.6% at December 31, 2001. This increase in insurance in force subject to risk-sharing arrangements is due primarily to the increased market penetration of the Company's risk-sharing arrangements and the high level of refinance activity during the past twelve months, as policies that were previously not subject to risk-sharing arrangements refinanced and new policies issued were subject to risk-sharing arrangements. Management anticipates that ceded premiums will continue to increase as a result of the expected increase in insurance written and growth in the Company's risk-sharing programs.

     The Company currently participates in excess of loss risk-sharing arrangements with various entrance and exit attachment points. One of the Company's competitors has announced that as of March 31, 2003, it will not participate in excess of loss risk-sharing arrangements where the net premium cede rate is greater than 25%. The Company believes that its risk-sharing arrangements provide valuable reinsurance protection and potentially reduce the risk of volatility in the Company's earnings. The Company plans to continue to participate in its excess of loss risk-sharing arrangements. It is uncertain at this time what impact, if any, the competitor's decision to exit this business will have on the Company's direct insurance in force subject to risk-sharing arrangements and its market share.

     Refinance activity was 40.1% of insurance written (47.0% in the fourth quarter) in 2002 compared to 35.8% (43.3% in the fourth quarter) in 2001. Excluding structured bulk transactions, refinance activity was 40.1% of insurance written (47.0% in the fourth quarter) in 2002 compared to 37.5% of insurance written (44.4% in the fourth quarter) in 2001. Persistency, or the percentage of insurance in force remaining from one year prior, was 60.9% at December 31, 2002, compared to 67.6% at December 31, 2001. The high level of refinance activity and the resulting decrease in persistency is reflective of the low interest rate environment that has been in place during the past year. Low persistency results in an acceleration of the amortization of deferred policy acquisition costs and a reduction in renewal premiums. The annualized quarterly persistency run rate for the fourth quarter of 2002 was 32.1% compared to 40.8% for the fourth quarter of 2001.

     The Company defines persistency as the percentage of insurance in force remaining from 12 months prior. Run off, defined as cancelled or terminated policies, of production originated during the past 12 months is not considered in the Company's calculation of persistency. The Company calculates persistency

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED

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

     Net investment income for 2002 was $16.1 million, a 9.0% increase over $14.8 million in 2001. This increase is the result of growth in the average balance of invested assets by $48.9 million to $301.4 million for the year ended December 31, 2002, from $252.5 million for 2001. The growth in invested assets is attributable to normal operating cash flow. The pre-tax yield on average invested assets decreased to 5.3% for 2002 compared to 5.8% for 2001, reflecting the current low interest rate environment for new money investments and the disposal of a number of higher yielding corporate bonds with lower credit quality during the past twelve months to enhance the overall quality of the portfolio. The portfolio's tax-equivalent yield-to-maturity was 7.9% at December 31, 2002, versus 8.0% at December 31, 2001. Based on fair value, approximately 81% and 72% of the Company's fixed maturity portfolio at December 31, 2002 and 2001, respectively, was composed of state and municipal tax-preferred securities. At December 31, 2002, based on fair value, approximately 95% of the Company's fixed maturity portfolio was either a U.S. government or U.S. agency obligation or was rated investment grade by at least one nationally recognized securities rating organization compared to approximately 93% of the Company's fixed maturity portfolio at December 31, 2001.

     The Company actively monitors investment securities considered to be at risk for impairment. When the Company determines that a decline in the value of a security below its amortized cost is other-than-temporary, an impairment loss has occurred. In the event of impairment, the Company writes down the cost basis of the security to its fair value and recognizes a realized loss for the amount of the writedown. Net realized losses of $2.5 million during 2002 included impairment writedowns of approximately $2.0 million on securities held in the Company's portfolio. The net realized gain of $154,000 during the fourth quarter of 2002 included approximately $403,000 of impairment writedowns. The writedowns primarily involved securities in the telecommunications and technology sectors and, to a lesser degree, the airline, energy, electronic manufacturing, and textile manufacturing industries.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 55.9% in 2002 to $14.1 million from $9.0 million in 2001. The rise reflects an increase in paid losses and delinquent loans as the Company's insurance in force grows and the condition of the economy remains weak. Net paid losses and loss adjustment expenses increased to $10.7 million during 2002 from $6.0 million during 2001. Reported delinquent loans totaled 2,379 at December 31, 2002, compared to 1,420 at December 31, 2001, an increase of 67.5%. The delinquency inventory count includes all reported delinquencies that are three or more payments in arrears at the reporting date and all reported delinquencies

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED

that were previously three or more payments in arrears and have not made payments to the current due date. Reserves are established for all insured loans reported as delinquent to the Company by the loan servicer. The Company's loss ratio (the ratio of net incurred losses to net earned premiums) was 13.4% for 2002 compared to 10.7% for 2001. The loss ratio was 15.4% for the fourth quarter of 2002 and 13.2% for the fourth quarter of 2001.

     As of December 31, 2002, approximately 83% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on insurance written in previous years has been quite favorable, management does not expect losses to remain at the low levels currently reported. The Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Furthermore, changes in the economic environment could accelerate paid and incurred loss development. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is difficult to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

     Amortization of deferred policy acquisition costs increased by 17.3% to $13.7 million in 2002 from $11.7 million for 2001. The increase in amortization reflects growth in deferred policy acquisition costs related to the growth of the Company's insurance in force and accelerated amortization due to higher cancellations from refinance activity in 2002. The Company's model calculates the amortization of deferred policy acquisition costs separately for each book year. The model accelerates the amortization of deferred policy acquisition costs through a dynamic adjustment when persistency for a book year is lower than a historical baseline level in order to match the amortization expense with the life of the policies on which the acquisition costs were originally deferred. Low persistency levels during the past two years resulted in additional amortization of deferred policy acquisition costs through dynamic adjustments totaling $2.6 million in 2002 and $2.1 million in 2001.

     Other operating expenses increased 26.3% to $22.9 million for 2002 from $18.1 million for 2001. This increase in expenses is primarily attributable to personnel, technology amortization, and equipment and software costs required to support the Company's increased levels of production, product development, system enhancements, and geographic expansion. The expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for 2002 was 34.6% compared to 35.1% for 2001.

     The effective tax rate was 30.9% for both 2002 and 2001. Management expects the Company's effective tax rate to remain at about the same annual rate as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED

2001 COMPARED TO 2000

     Net income for 2001 increased 17.9% to $41.3 million from $35.0 million in 2000. This improvement was led by a 17.4% increase in earned premiums and a 16.8% increase in net investment income. Net income for 2001 also included the receipt of a nonrecurring payment of approximately $1.9 million related to the voluntary cancellation of an excess of loss reinsurance contract. The payment was reported as "other income" in the first quarter of 2001.

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

     Insurance written for 2001 was $13.3 billion compared to $4.4 billion in 2000, an increase of 199%. Traditional flow production was $8.5 billion in 2001 compared to $4.4 billion in 2000, an increase of 92.6%. The increase in insurance written from traditional flow production was driven primarily by new and expanding relationships with national lenders, strong demand for risk-sharing arrangements, and a lower interest rate environment which increased refinance activity and overall mortgage origination activity. Insurance written for 2001 also included approximately $4.7 billion attributable to structured bulk transactions. For the comparable period of 2000, there was no insurance written attributable to these transactions. According to industry data, Triad's national market share of net new primary insurance written increased to 3.6% for all of 2001 from 2.7% for all of 2000. Total direct insurance in force reached $21.7 billion at December 31, 2001, compared to $15.1 billion at December 31, 2000, an increase of 43.7%.

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

     Growth in direct premiums written was partially offset by the increase in ceded premiums written. Driven primarily by increases in risk-sharing arrangements and also by excess of loss reinsurance, ceded premiums written increased 111% to $10.6 million from $5.0 million in 2000. The Company's premium cede rate (the ratio of ceded premiums written to direct premiums written) was 11.0% for 2001 compared to 6.5% for 2000. Approximately 37.3% of insurance written (57.9% excluding bulk transactions) during 2001 was subject to captive mortgage reinsurance and other risk-sharing arrangements compared to 42.9% of insurance written in 2000.

     Refinance activity was 35.8% of insurance written in 2001 compared to 13.2% in 2000. Persistency, or the amount of insurance in force remaining from one year prior, was 67.6% at December 31, 2001, compared to 82.6% at December 31, 2000. The increase in refinance activity and the decrease in persistency were reflective of the low interest rate environment during 2001.

     Net investment income for 2001 was $14.8 million, a 16.8% increase over $12.6 million in 2000. This increase was the result of growth in the average balance of invested assets by $40.5 million to $252.5 million for 2001, from

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED

$212.0  million for 2000.  The growth in  invested  assets was  attributable  to normal operating cash flow. The pre-tax yield on average invested assets decreased to 5.8% for 2001 as compared to 6.0% for all of 2000, reflecting the low interest rate environment during 2001. The portfolio's tax-equivalent yield-to-maturity was 8.0% at December 31, 2001, versus 8.2% at December 31, 2000. Based on fair value, approximately 72% of the Company's fixed maturity portfolio at December 31, 2001, was composed of state and municipal tax-preferred securities as compared to approximately 70% at December 31, 2000. At December 31, 2001, based on fair value, approximately 93% of the Company's fixed maturity portfolio was either a U.S. government or U.S. agency obligation or was rated investment grade by at least one nationally recognized securities rating organization compared to approximately 92% of the Company's fixed maturity portfolio at December 31, 2000.

     In the first quarter of 2001, the Company recognized a nonrecurring incentive payment of approximately $1.9 million related to voluntary cancellation of an excess of loss reinsurance contract maintained by the Company with a non-affiliated reinsurer. This payment was accounted for as "other income". The Company also established excess of loss reinsurance coverage through a separate third-party reinsurer in the first quarter of 2001 under terms similar to the cancelled agreement.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 18.9% in 2001 to $9.0 million from $7.6 million in 2000. This rise reflected increased levels of insurance in force. The Company's loss ratio was 10.7% for 2001 compared to 10.6% for 2000. As of December 31, 2001, there were no incurred losses related to the Company's bulk business.

     Approximately 76% of the Company's insurance in force at December 31, 2001, was originated in the prior 36 months.

     Amortization of deferred policy acquisition costs increased by 42.6% to $11.7 million in 2001 from $8.2 million for 2000. The increase in amortization reflected growth in deferred policy acquisition costs related to the expansion of the Company's insurance in force and accelerated amortization due to higher cancellations from refinance activity in 2001.

     Other operating expenses increased 13.3% to $18.1 million for 2001 from $16.0 million for 2000. This increase in expenses was primarily attributable to personnel, technology amortization, and equipment costs required to support the Company's product development, system enhancements, and expanded production. The expense ratio for 2001 was 35.1% compared to 33.7% for 2000.

     The effective tax rate for 2001 was 30.9% compared to 30.3% in 2000. The increase in the effective tax rate was due to a lower percentage of pre-tax income being generated from tax-preferred securities as well as the recognition, on a taxable basis, of previously deferred income.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and taxes.

     The Company generated positive cash flow from operating activities for 2002 of $47.0 million compared to $43.8 million for 2001 and $32.7 million for 2000. The increase in cash flow from operating activities in 2002 reflects the growth in premium and investment income and the effects of tax benefits resulting from the exercise of stock options offset partially by the increase in underwriting expenses and losses paid. The Company's business does not routinely require significant capital expenditures other than for enhancements to its computer systems and technological capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

     The parent company's cash flow is dependent on interest income and payments from Triad including management fees and interest payments under surplus notes. The Illinois Insurance Department permits expenses of the parent company to be reimbursed by Triad in the form of management fees. Payment of dividends is also permitted, although none have been paid to date.

     The insurance laws of the State of Illinois impose certain restrictions on dividends that Triad can pay the parent company. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and that limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department.

     Consolidated invested assets were $344.6 million at December 31, 2002, compared to $277.2 million at December 31, 2001. Fixed maturity securities and equity securities classified as available-for-sale totaled $309.3 million at December 31, 2002. Net unrealized investment gains were $13.7 million on fixed maturity securities and net unrealized investment losses were $458,000 on equity securities at December 31, 2002. Based on fair value, the fixed maturity portfolio consisted of approximately 81% municipal securities, 15% corporate securities, and 4% U.S. government obligations at December 31, 2002. At December 31, 2001, the fixed maturity portfolio consisted of approximately 72% municipal securities, 23% corporate securities, and 5% U.S. government obligations. The weighted-average duration to maturity of the Company's fixed maturity portfolio was 12.1 years at December 31, 2002, compared to 11.2 years at December 31, 2001. This increase in duration was due to shifts in the portfolio from corporate securities to municipal securities, where the yield curve was more attractive on longer duration investments.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED

     Fixed maturity securities represented approximately 87% of the Company's invested assets at December 31, 2002, and the fair value of these fixed rate securities generally bears an inverse relationship to changes in prevailing market interest rates. The Company's long-term debt bears interest at a fixed rate of 7.9% per annum, and as a result, the fair value of this debt is sensitive to changes in prevailing interest rates. A 10% relative increase or decrease in market interest rates that affect the Company's financial instruments would not have a material impact on earnings during the next fiscal year, and would not materially affect the fair value of the Company's financial instruments.

     The Company's loss and loss adjustment expense reserves increased to $21.4 million at December 31, 2002, compared to $18.0 million at December 31, 2001. Loss and loss adjustment expense reserves are established when notices of default on insured mortgage loans are received. Reserves also are established for estimated losses incurred on notices of default not yet reported by the lender. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. The growth in loss reserves is the result of the increase in reported defaults and the maturing of the Company's risk in force. The Company expects loss reserves to continue to grow, reflecting the growth and aging of its insurance in force. Including bulk loans, the Company's delinquency ratio (the ratio of delinquent insured loans to total insured loans) was 1.25% at December 31, 2002, compared to 0.89% at December 31, 2001. The Company's delinquency ratios for traditional flow and bulk loans were 1.23% and 1.38%, respectively, at December 31, 2002. There were no reported delinquencies for bulk loans at December 31, 2001.

     Reserves  are  established  by  management   using  estimated  claim  rates
(frequency) and claim amounts (severity) to estimate ultimate losses. The reserving process incorporates numerous factors in a formula that gives effect to current economic conditions and profiles delinquencies by such factors as policy year, geography, chronic late payment characteristics, and the number of months the policy has been in default. Because the estimate for loss reserves is sensitive to the estimates of claims frequency and severity, management performs sensitivity analyses to test the reasonableness of the best estimate generated by the loss reserve process. These sensitivity analyses allow management to use alternative assumptions related to claims frequency and claims severity to develop a range of reasonably possible loss reserve outcomes that can be used to challenge the best estimate. The loss reserve estimation process and the sensitivity analyses support the reasonableness of the best estimate of loss reserves recorded as a liability in the financial statements. Management periodically reviews the loss reserve process in order to improve its estimate of ultimate losses on loans currently in default. Adjustments to reserve estimates are reflected in the financial statements in the periods in which the adjustments are made.

     Triad cedes business to captive reinsurance subsidiaries of certain mortgage lenders ("captives") primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds or letters of credit.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED

     Total stockholders' equity increased to $309.4 million at December 31, 2002, from $246.1 million at December 31, 2001. This increase resulted primarily from net income of $45.1 million, an increase in net unrealized gains on invested assets classified as available-for-sale of $7.7 million (net of income tax), and additional paid-in-capital of $10.2 million resulting from the exercise of employee stock options and the related tax benefit.

     Triad's total statutory policyholders' surplus increased to $112.9 million at December 31, 2002, from $105.3 million at December 31, 2001. Triad's statutory earned surplus increased to $29.2 million at December 31, 2002, from $21.6 million at December 31, 2001. The increase in Triad's statutory policyholders' surplus and statutory earned surplus resulted, primarily, from statutory net income of $61.8 million which exceeded the net increase in the statutory contingency reserve of $51.2 million and the increase in the statutory deferred tax liability of $3.0 million. The balance in the statutory contingency reserve was $245.0 million at December 31, 2002, compared to $193.7 million at December 31, 2001.

     Triad's ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of December 31, 2002, Triad's risk-to-capital ratio was 15.5-to-1 as compared to 15.0-to-1 at December 31, 2001, and 11.1-to-1 for the industry as a whole at December 31, 2001, the latest industry data available.

     Triad is rated "AA" by both Standard & Poor's Ratings Services and Fitch Ratings and "Aa3" by Moody's Investors Service.

     Fannie Mae is in the process of revising its approval requirements for mortgage insurers. The new requirements, which have not yet been finalized, would require prior approval by Fannie Mae for many of Triad's activities and new products, allow for other approved types of mortgage insurers rated less than "AA," and give Fannie Mae increased rights to revise the eligibility standards of mortgage insurers. The final form the eligibility guidelines will take is unknown at this time, but new guidelines, if issued, could have an adverse effect on the Company.

     The Office of Federal Housing Enterprise Oversight (OFHEO) issued its risk-based capital rules for Fannie Mae and Freddie Mac in the first quarter of 2002. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a "AAA" rated private mortgage insurer than for insurance from a "AA" rated private mortgage insurer. The phase-in period for the new rules is ten years. The Company does not believe the new rules had an adverse impact in 2002 nor

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED

that the new rules will have a significant adverse impact on the Company in the future. However, if the new capital guidelines result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, the Company's financial condition could be significantly harmed.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward-looking statements relating to future plans, expectations, and performance which involve various risks and uncertainties, including but not limited to the following: interest rates may increase or decrease from their current levels; housing transactions and mortgage insurance may decrease for many reasons including changes in interest rates or economic conditions; the Company's market share may change as a result of changes in underwriting criteria or competitive products or rates; the amount of insurance written could be adversely affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae; the Company's financial condition and competitive position could be affected by legislation impacting the mortgage guaranty industry specifically and the financial services industry in general; rating agencies may revise methodologies for determining the Company's financial strength ratings and may revise or withdraw the assigned ratings at any time; decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings; the amount of insurance written and the growth in insurance in force or risk in force as well as the performance of the Company may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, and pricing of products and services offered by the Company and its competitors; if the Company fails to properly underwrite mortgage loans under contract underwriting service agreements, the Company may be required to assume the costs of repurchasing those loans; with consolidation occurring among mortgage lenders and the Company's concentration of insurance in force generated through relationships with significant lender customers, the loss of a significant customer may have an adverse effect on earnings; the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions; economic downturns in regions where Triad's risk is more concentrated could have a particularly adverse effect on Triad's financial condition and loss development; new OFHEO risk-based capital rules could severely limit the Company's ability to compete against various types of credit protection counterparties, including "AAA" rated private mortgage insurers; changes in the eligibility guidelines of Fannie Mae or Freddie Mac could have an adverse effect on the Company.

     Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

ITEM 7 (A).    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS.
-----------    ------------------------------------------------------------

The response to this item is submitted on page 54 of this report under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH
-------       ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
              ---------------------------------------------------


         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------      ---------------------------------------------------

     Information regarding directors and nominees for directors of the Company is included in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, and is hereby incorporated by reference.

     For information regarding the executive officers of the Company, reference is made to the section entitled "Executive Officers" in Part I, Item 1 of this Report.

ITEM 11.      EXECUTIVE COMPENSATION.
-------       ----------------------

     This information is included in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------      ---------------------------------------------------------------

     This information is included in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------      -----------------------------------------------

     This information is included in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 14.      CONTROLS AND PROCEDURES
--------      -----------------------

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

                                     PART IV


ITEM 15.      EXHIBITS, FINANCIAL STATEMENT
-------       SCHEDULES, AND REPORTS ON FORM 8-K.
              -----------------------------------

          (a)(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report.

          (a)(3) Listing of Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report.

          (b)Reports on Form 8-K.

               No reports on form 8-K were filed during the quarter ended December 31, 2002.

          (c) Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report.

          (d)  Financial  Statement  Schedules - The response to this portion of
               Item 15 is submitted as a separate section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March, 2003.

                                       By /s/ Darryl W. Thompson
                                       -------------------------
                                       Darryl W. Thompson
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21st day of March, 2003 by the following persons on behalf of the Registrant in the capacities indicated.


          SIGNATURE                          TITLE

 /s/ William T. Ratliff, III       Chairman of the Board
 ---------------------------
 William T. Ratliff, III


 /s/ Darryl W. Thompson            President, Chief Executive Officer, and
 ----------------------------      Director
 Darryl W. Thompson


 /s/ Ron D. Kessinger              Executive Vice President and Chief Financial
 ---------------------------       Officer
 Ron D. Kessinger


 /s/ Michael R. Oswalt             Senior Vice President, Treasurer, and
 ---------------------------       Principal Accounting Officer
 Michael R. Oswalt


 /s/ David W. Whitehurst           Director
 ---------------------------
 David W. Whitehurst


 /s/ Robert T. David               Director
 ---------------------------
 Robert T. David


 /s/ Michael A. F. Roberts         Director
 ---------------------------
 Michael A. F. Roberts

Form 10-K

                                 CERTIFICATIONS

I, Darryl W. Thompson, certify that:

     1.   I have  reviewed  this  annual  report on Form 10-K of Triad  Guaranty
          Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         March 27, 2003
                                             /s/Darryl W. Thompson
                                             ---------------------------
                                             Darryl W. Thompson
                                             President, Chief Executive Officer

Form 10-K
                                 CERTIFICATIONS


I, Ron D. Kessinger, certify that:

     1.   I have  reviewed  this  annual  report on Form 10-K of Triad  Guaranty
          Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         March 27, 2003
                                             /s/Ron D. Kessinger
                                             -----------------------
                                             Ron D. Kessinger
                                             Executive Vice President and
                                               Chief Financial Officer

                               Triad Guaranty Inc.


                   Certification of Periodic Financial Report
                       Pursuant to 18 U.S.C. Section 1350

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Triad Guaranty Inc. (the "Company") certifies that, to his knowledge, the Annual Report on Form 10-K of the Company for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: March 27, 2003                /s/Darryl W. Thompson
                                     ----------------------
                                     Darryl W. Thompson
                                     President, Chief Executive Officer



Dated: March 27, 2003               /s/Ron D. Kessinger
                                    -----------------------
                                    Ron D. Kessinger
                                    Executive Vice-President and
                                      Chief Financial Officer



     This certification is made solely for the purpose of 18 U.S.C. Section 1350 and not for any other purpose.

                           ANNUAL REPORT ON FORM 10-K

                ITEM 8, ITEM 15(a)(1) and (2), (3), (c), and (d)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                INDEX TO EXHIBITS


                        CONSOLIDATED FINANCIAL STATEMENTS

                          FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 2002

                               TRIAD GUARANTY INC.

                          WINSTON-SALEM, NORTH CAROLINA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                              (Item 15(a) 1 and 2)



 CONSOLIDATED FINANCIAL STATEMENTS                                        Page
 ---------------------------------                                        ----
 Report of Independent Auditors.....................................       70

 Consolidated Balance Sheets at December 31, 2002 and 2001..........    71 - 72

 Consolidated Statements of Income for each of the three
   years in the period ended December 31, 2002......................       73

 Consolidated Statements of Changes in Stockholders'
   Equity for each of the three years in
   the period ended December 31, 2002...............................       74

 Consolidated Statements of Cash Flows for each of
   the three years in the period ended December 31, 2002............       75

 Notes to Consolidated Financial Statements.........................     76 - 95


 FINANCIAL STATEMENT SCHEDULES
 -----------------------------

 Schedules at and for each of the three years in the period ended
    December 31, 2002

    Schedule I - Summary of Investments - Other Than
                 Investments in Related Parties.....................       96

    Schedule II - Condensed Financial Information of Registrant.....    97 - 101

    Schedule IV - Reinsurance.......................................      102



All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                                Index To Exhibits
                                 (Item 15(a) 3)

  EXHIBIT
   NUMBER   DESCRIPTION OF EXHIBIT
   ------   ----------------------

     3.1 Certificate of Incorporation of the Registrant, as amended (5) (Exhibit 3.1)

    *3.2   By-Laws of the Registrant as amended March 21, 2003 (Exhibit 3.2(c))

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

     10.22 Excess of Loss Reinsurance Agreement between Triad Guaranty Insurance Corporation and Ace Capital Mortgage Reinsurance Company. (8)(Exhibit 10.22)

     10.23 Employment Agreement between the Registrant and Earl F. Wall (3)(9) (Exhibit 10.23)

     10.24 Employment  Agreement  between the  Registrant  and Michael R. Oswalt
           (3)(9) (Exhibit 10.24)

    *10.25 Employment  Agreement between the Registrant and Kenneth N. Lard (3)
           (Exhibit 10.25)

    *10.26 Employment  Agreement  between the  Registrant and Kenneth C. Foster
           (3) (Exhibit 10.26)

     21.1  Subsidiaries of the Registrant (7) (Exhibit 21.1)

    *23.1  Consent of Ernst & Young LLP (Exhibit 23.1)


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

(9) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the June 30, 2002 Form 10-Q.

                         Report of Independent Auditors


Board of Directors
Triad Guaranty Inc.


We have audited the accompanying consolidated balance sheets of Triad Guaranty Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Guaranty Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ERNST & YOUNG LLP
Greensboro, North Carolina
January 22, 2003

                               Triad Guaranty Inc.

                           Consolidated Balance Sheets


                                                                       December 31
                                                                2002                2001
                                                            ---------------------------------
                                                            (In thousands, except share data)
Assets
Invested assets:
   Securities available-for-sale, at fair value:
      Fixed maturities (amortized cost:
      2002 - $284,737; 2001 - $245,662)                      $    298,470      $    245,985
      Equity securities (cost:
      2002 - $11,266; 2001 - $11,308)                              10,808            12,476
   Short-term investments                                          35,303            18,739
                                                             ---------------------------------
                                                                  344,581           277,200

Cash                                                                  233               853
Real estate                                                         1,561               162
Accrued investment income                                           3,088             3,196
Deferred policy acquisition costs                                  28,997            25,944
Property and equipment, at cost less accumulated
  depreciation (2002 - $8,146; 2001 - $6,120)                       9,533            11,170
Prepaid federal income tax                                         77,786            62,619
Reinsurance recoverable                                               396                 5
Other assets                                                       16,711            15,306












                                                            ---------------------------------
Total assets                                                 $    482,886      $    396,455
                                                            =================================

See accompanying notes.

                               Triad Guaranty Inc.

                           Consolidated Balance Sheets

                                                                        December 31
                                                                  2002                2001
                                                           -----------------------------------
                                                             (In thousands, except share data)
Liabilities and stockholders' equity
Liabilities:
   Losses and loss adjustment expenses                      $     21,360       $      17,991
   Unearned premiums                                               8,539               7,650
   Amounts payable to reinsurer                                    3,415               2,445
   Current taxes payable                                             598                  40
   Deferred income taxes                                          94,241              74,773
   Unearned ceding commission                                      1,386               2,324
   Long-term debt                                                 34,479              34,473
   Accrued interest on debt                                        1,275               1,275
   Accrued expenses and other liabilities                          8,186               9,414
                                                           ----------------------------------
Total liabilities                                                173,479             150,385

Commitments and contingencies (Notes 5, 7, and 14)

Stockholders' equity:
   Preferred stock, par value $.01 per share -
     authorized 1,000,000 shares, no shares
     issued and outstanding                                           -                   -
   Common stock, par value $.01 per share -
     authorized 32,000,000 shares, issued and
     outstanding 14,159,601 shares at December 31,
     2002, and 13,691,672 at December 31, 2001
                                                                     142                 137
   Additional paid-in capital                                     80,169              69,058
   Accumulated other comprehensive income, net of
     income tax liability of $4,646 at
     December 31, 2002, and $521 at December 31, 2001              8,634                 975
   Deferred compensation                                            (658)               (117)
   Retained earnings                                             221,120             176,017
                                                           ----------------------------------
Total stockholders' equity                                       309,407             246,070
                                                           ----------------------------------
Total liabilities and stockholders' equity                  $    482,886       $     396,455
                                                           ==================================

                               Triad Guaranty Inc.

                        Consolidated Statements of Income

                                                                    Year ended December 31
                                                                2002             2001             2000
                                                      --------------------------------------------------
                                                               (In thousands, except share data)
Revenue:
   Premiums written:
     Direct                                            $      124,214    $       95,551   $       76,867
     Assumed                                                        3                 4                8
     Ceded                                                    (18,348)          (10,557)          (4,993)
                                                      --------------------------------------------------
   Net premiums written                                       105,869            84,998           71,882
   Change in unearned premiums                                   (802)             (642)             (39)
                                                      --------------------------------------------------
Earned premiums                                               105,067            84,356           71,843

Net investment income                                          16,099            14,765           12,645
Net realized investment (losses) gains                         (2,519)              297              286
Other income                                                       72             1,892               37
                                                      --------------------------------------------------
                                                              118,719           101,310           84,811
Losses and expenses:
   Losses and loss adjustment expenses                         14,064             9,020            7,562
   Reinsurance recoveries                                          (1)               (1)              25
                                                      --------------------------------------------------
Net losses and loss adjustment expenses                        14,063             9,019            7,587

Interest expense on debt                                        2,771             2,771            2,770
Amortization of deferred policy acquisition costs              13,742            11,712            8,211
Other operating expenses (net of acquisition costs
   deferred)                                                   22,900            18,136           16,008
                                                      --------------------------------------------------
                                                               53,476            41,638           34,576
                                                      --------------------------------------------------
Income before income taxes                                     65,243            59,672           50,235
Income taxes:
   Current                                                        667               187               15
   Deferred                                                    19,473            18,226           15,222
                                                      --------------------------------------------------
                                                               20,140            18,413           15,237
                                                      --------------------------------------------------
Net income                                             $       45,103    $       41,259   $       34,998
                                                      ==================================================

Earnings per common and common equivalent share:
     Basic                                             $         3.21    $         3.05 $          2.63
                                                      ==================================================
     Diluted                                           $         3.15    $         2.95 $          2.55
                                                      ==================================================
Shares used in computing earnings per common
 and common equivalent share:
     Basic                                                 14,060,420        13,545,725       13,321,901
                                                      ==================================================
     Diluted                                               14,331,581        13,977,435       13,726,088
                                                      ==================================================

See accompanying notes.

                               Triad Guaranty Inc.

           Consolidated Statements of Changes in Stockholders' Equity
                        (In thousands, except share data)

                                                                 Accumulated
                                                     Additional     Other
                                           Common     Paid-In    Comprehensive     Deferred      Retained
                                            Stock     Capital       Income       Compensation    Earnings       Total
                                        ----------------------------------------------------------------------------------
 Balance at December 31, 1999               $ 133    $  61,972     $ (4,724)       $  (69)      $   99,760    $  157,072
   Net income                                   -            -            -             -           34,998        34,998
   Other comprehensive income - net of
     tax:
     Change in unrealized (loss) gain           -            -        7,075             -                -         7,075
                                                                                                           ---------------
   Comprehensive income                                                                                           42,073
   Issuance of 41,500 shares of common
     stock under stock option plans             1          471            -             -                -           472
   Tax effect of exercise of
     non-qualified stock options                -          130            -             -                -           130
   Issuance of 7,000 shares of
     restricted stock                           -          151            -          (151)               -             -
   Amortization of deferred
     compensation                               -            -            -            85                -            85
                                         ---------------------------------------------------------------------------------
 Balance at December 31, 2000                 134       62,724        2,351          (135)         134,758       199,832
   Net income                                   -            -            -             -           41,259        41,259
   Other comprehensive income - net of
     tax:
     Change in unrealized gain                  -            -       (1,376)            -                -        (1,376)
                                                                                                           ---------------
   Comprehensive income                                                                                           39,883
   Issuance of 336,628 shares of
     common stock under stock option
     plans                                      3        2,871            -             -                -         2,874
   Tax effect of exercise of
     non-qualified stock options                -        3,363            -             -                -         3,363
   Issuance of 3,350 shares of
     restricted stock                           -          100            -          (100)               -             -
   Amortization of deferred
     compensation                               -            -            -           118                -           118
                                         ---------------------------------------------------------------------------------
 Balance at December 31, 2001                 137       69,058          975          (117)         176,017       246,070
   Net income                                   -            -            -             -           45,103        45,103
   Other comprehensive income - net of
     tax:
     Change in unrealized gain                  -            -        7,659             -                -         7,659
                                                                                                           ---------------
   Comprehensive income                                                                                           52,762
   Issuance of 444,349 shares of
     common stock under stock option
     plans                                      5        5,684            -             -                -         5,689
   Tax effect of exercise of
     non-qualified stock options                -        4,494            -             -                -         4,494
   Issuance of 23,580 shares of
     restricted stock                           -          933            -          (933)               -             -
   Amortization of deferred
     compensation                               -            -            -           392                -           392
                                         ---------------------------------------------------------------------------------
Balance at December 31, 2002                $ 142    $  80,169     $  8,634        $ (658)      $  221,120    $  309,407
                                         =================================================================================

See accompanying notes.

                               Triad Guaranty Inc.

                      Consolidated Statements of Cash Flows

                                                                       Year ended December 31
                                                                2002              2001              2000
                                                           ------------------------------------------------
                                                                           (In thousands)
Operating activities
Net income                                                   $  45,103        $  41,259          $  34,998
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Loss and unearned premium reserves                           4,258            3,720                338
    Accrued expenses and other liabilities                      (2,624)           1,359              1,167
    Current taxes payable                                          558              (45)                15
    Amounts due to/from reinsurer                                  492            1,082                931
    Accrued investment income                                      108             (299)              (305)
    Policy acquisition costs deferred                          (16,795)         (14,840)           (11,119)
    Amortization of policy acquisition costs                    13,742           11,712              8,211
    Net realized investment losses (gains)                       2,519             (297)              (286)
    Provision for depreciation                                   2,778            2,246                859
    Accretion of discount on investments                        (4,601)          (3,128)            (1,578)
    Deferred income taxes                                       19,473           18,226             15,222
    Prepaid federal income taxes                               (15,167)         (13,244)           (13,959)
    Unearned ceding commission                                    (938)             842              1,081
    Other assets                                                (1,318)          (4,819)            (2,993)
    Other operating activities                                    (636)              56                136
                                                           ------------------------------------------------
Net cash provided by operating activities                       46,952           43,830             32,718

Investing activities
 Securities available-for-sale:
  Purchases - fixed maturities                                 (94,889)         (76,932)           (51,835)
  Sales - fixed maturities                                      59,696           36,576             23,280
  Purchases - equities                                          (2,160)          (4,999)            (1,663)
  Sales - equities                                               1,797            3,899              5,608
Net change in short-term investments                           (16,564)          (1,727)            (3,104)
Purchases of property and equipment                             (1,141)          (4,181)            (4,179)
                                                           ------------------------------------------------
Net cash used in investing activities                          (53,261)         (47,364)           (31,893)

Financing activities
Proceeds from exercise of stock options                          5,689            2,874                472
                                                           -----------------------------------------------
Net cash provided by financing activities                        5,689            2,874                472
Net change in cash                                                (620)            (660)             1,297
Cash at beginning of year                                          853            1,513                216
                                                           -----------------------------------------------
Cash at end of year                                          $     233        $     853          $   1,513
                                                           ===============================================

Supplemental schedule of cash flow information
 Cash paid during the period for:
  Income taxes and United States Mortgage
    Guaranty Tax and Loss Bonds                              $  16,024       $   13,270          $  13,959
  Interest                                                       2,765            2,765              2,765

See accompanying notes.

                               Triad Guaranty Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2002


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

                               Triad Guaranty Inc.

1. ACCOUNTING POLICIES (CONTINUED)

Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Realized investment gains or losses are determined on a specific identification basis. The Company evaluates its investments regularly to determine whether there are declines in value that are other-than-temporary. When the Company determines that a security has experienced an other-than-temporary impairment, the impairment loss is recognized as a realized investment loss. Short-term investments are defined as short-term, highly liquid investments both readily convertible to known amounts of cash and having maturities of twelve months or less upon acquisition by the Company.

The Company writes covered call options on certain equity securities it owns as a yield enhancement vehicle. Call options convey to the option holder the right to buy (call) a certain stock at or before a specified date for a contracted price (strike price) from the Company. The contract can expire without being exercised in the event that the price of the underlying stock is below the strike price. In this case, the fee received for granting the option is recognized as a realized gain. The Company has no credit risk related to these covered call options. The Company's financial risk in this activity is limited to the increase of the market price of the security in excess of the sum of the option's strike price and the fee received for the option. The options are carried at fair value as other liabilities on the accompanying Consolidated Balance Sheets, with changes in the fair value of these options reported as realized gains or losses. The liability recorded for these options was $10,800 and $145,500 at December 31, 2002 and 2001, respectively.

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

                               Triad Guaranty Inc.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and is depreciated principally on a straight-line basis over the estimated useful lives, generally three to five years, of the depreciable assets. Property and equipment primarily consists of computer hardware and software and furniture and equipment.

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

                               Triad Guaranty Inc.

1. ACCOUNTING POLICIES (CONTINUED)

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

Triad purchases ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds ("Tax and Loss Bonds") in lieu of paying federal income taxes. Purchases of these Tax and Loss Bonds are treated as prepaid federal income taxes because the payment for Tax and Loss Bonds is essentially a prepayment of federal income taxes that will become due in ten years when the Tax and Loss Bonds mature. Current income tax expense is primarily associated with the maturing of a portion of Triad's Tax and Loss Bonds.

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

SIGNIFICANT CUSTOMERS

Approximately 11 percent of the Company's revenue in 2002 was from a single customer. No single customer accounted for 10 percent or more of the Company's revenue in 2001 or 2000.

                               Triad Guaranty Inc.

1. ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS

The Company grants stock options to employees and directors for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense for the stock option grants.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for stock options been recognized using the fair value method on the grant date, net income and earnings per share on a pro forma basis would have been (in thousands, except for earnings per share information):

                                            2002           2001          2000
                                         -------------------------------------

Net income - as reported                 $ 45,103       $ 41,259      $ 34,998

Net income - pro forma                   $ 44,261       $ 40,375      $ 34,107

Earnings per share - as reported:
   Basic                                 $  3.21        $  3.05       $  2.63
   Diluted                               $  3.15        $  2.95       $  2.55

Earnings per share - pro forma:
   Basic                                 $  3.15        $  2.98       $  2.56
   Diluted                               $  3.09        $  2.89       $  2.48

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

                               Triad Guaranty Inc.

1. ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

The only element of other comprehensive income applicable to the Company is changes in unrealized gains and losses on securities classified as available-for-sale, which is displayed in the following table, along with related tax effects (in thousands):

                                               2002         2001          2000
                                         ---------------------------------------
Unrealized gains (losses) arising
  during the period, before taxes        $    9,265    $   (1,820)  $    11,170
Income taxes                                 (3,243)          637        (3,909)
                                         ---------------------------------------
Unrealized gains (losses) arising
  during the period,net of taxes              6,022        (1,183)        7,261
                                         ---------------------------------------
Less reclassification adjustment:
  (Losses) gains realized in net income      (2,519)          297           286
  Income taxes                                  882          (104)         (100)
                                         ---------------------------------------
Reclassification adjustment for
  (losses) gains realized in net income      (1,637)          193           186
                                         ---------------------------------------
Other comprehensive income               $    7,659    $   (1,376)  $     7,075
                                         =======================================

RECLASSIFICATION

Certain amounts in the 2001 and 2000 Consolidated Statements of Cash Flows have been reclassified to conform to the 2002 presentation. These reclassifications have no effect on previously reported stockholders' equity, net income, or net cash provided by operating activities.

                               Triad Guaranty Inc.

2. INVESTMENTS

The amortized cost and the fair value of investments are as follows (in thousands):

                                                               Gross            Gross
                                           Amortized        Unrealized        Unrealized           Fair
                                             Cost              Gains            Losses            Value
                                         -----------------------------------------------------------------

At December 31, 2002
Available-for-sale securities:
   Fixed maturity securities:
     Corporate                           $     43,171      $    3,131        $     950        $    45,352
     U.S. Government                           10,189             439               32             10,596
     Mortgage-backed                              167              19                -                186
     State and municipal                      231,210          11,610              484            242,336
                                         -----------------------------------------------------------------
Total                                         284,737          15,199            1,466            298,470
   Equity securities                           11,266             733            1,191             10,808
                                         -----------------------------------------------------------------
Total                                    $    296,003      $   15,932        $   2,657        $   309,278
                                         =================================================================

At December 31, 2001
Available-for-sale securities:
   Fixed maturity securities:
     Corporate                           $     55,464      $    1,879        $   2,329        $    55,014
     U.S. Government                           12,164             546               65             12,645
     Mortgage-backed                              253              25                -                278
     State and municipal                      177,781           3,483            3,216            178,048
                                         -----------------------------------------------------------------
Total                                         245,662           5,933            5,610            245,985
   Equity securities                           11,308           1,449              281             12,476
                                         -----------------------------------------------------------------
Total                                    $    256,970      $    7,382        $   5,891        $   258,461
                                         =================================================================

                               Triad Guaranty Inc.

2. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair value of investments in fixed maturity securities, at December 31, 2002, are summarized by stated maturity as follows (in thousands):

                                                   Available-for-Sale
                                             -------------------------------
                                                                      Fair
                                             Amortized Cost           Value

Maturity:
   One year or less                           $      3,997      $      4,115
   After one year through five years                16,158            17,000
   After five years through ten years               33,800            35,366
   After ten years                                 230,615           241,803
   Mortgage-backed securities                          167               186
                                             --------------------------------
Total                                         $    284,737      $    298,470
                                             ================================

Realized gains and losses on sales of investments are as follows (in thousands):

                                              Year ended December 31
                                         2002          2001          2000
                                  ---------------------------------------
Securities available-for-sale:
   Fixed maturity securities:
     Gross realized gains          $    1,833    $    1,203    $      226
     Gross realized losses             (3,948)       (1,485)       (2,255)
   Equity securities:
     Gross realized gains                  15           940         2,561
     Gross realized losses               (576)         (417)         (402)
Covered call options:
   Gross realized gains                   189           113           163
   Gross realized losses                  (32)          (57)           (7)
                                  ---------------------------------------
Net realized (losses) gains        $   (2,519)   $      297    $      286
                                  =======================================

Net unrealized appreciation (depreciation) on fixed maturity securities changed by $13,409,656, $(1,821,394), and $11,543,909 in 2002, 2001, and 2000,
respectively; the corresponding amounts for equity securities were $(1,625,907), $(290,284), and $(665,174).

                               Triad Guaranty Inc.

2. INVESTMENTS (CONTINUED)

Major categories of the Company's net investment income are summarized as follows (in thousands):

Year ended December 31
                                          2002           2001           2000
                                    -----------------------------------------
Income:
   Fixed maturities                  $   15,809     $   14,188    $   11,755
   Preferred stocks                         438            468           490
   Common stocks                            179            157           230
   Cash and short-term investments          270            495           635
                                    -----------------------------------------
                                         16,696         15,308        13,110
Expenses                                    597            543           465
                                    -----------------------------------------
Net investment income                $   16,099     $   14,765    $   12,645
                                    =========================================

At December 31, 2002 and 2001, investments with an amortized cost of $6,634,066 and $6,645,745, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

3. DEFERRED POLICY ACQUISITION COSTS

An analysis of deferred policy acquisition costs is as follows (in thousands):

                                               Year ended December 31
                                             2002           2001          2000
                                      ----------------------------------------

Balance at beginning of year          $    25,944    $    22,816   $    19,908
Acquisition costs deferred:
   Sales compensation                       6,291          5,929         5,219
   Underwriting and issue expenses         10,504          8,911         5,900
                                      ----------------------------------------
                                           16,795         14,840        11,119

Amortization of acquisition expenses       13,742         11,712         8,211
                                      ----------------------------------------
Net increase                                3,053          3,128         2,908
                                      ----------------------------------------
Balance at end of year                $    28,997    $    25,944   $    22,816
                                      ========================================

                               Triad Guaranty Inc.

4. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity for the reserve for losses and loss adjustment expenses for 2002, 2001, and 2000 is summarized as follows (in thousands):

                                                2002        2001         2000
                                            ----------------------------------
Reserve for losses and loss
   adjustment expenses at January 1,
   net of reinsurance recoverables          $  17,981   $  14,976   $  14,723
Incurred losses and loss adjustment
   expenses net of reinsurance recoveries
   (principally in respect of default
   notices occurring in):
     Current year                              14,798      14,219      11,229
     Redundancy on prior years                   (735)     (5,200)     (3,642)
                                            ----------------------------------
Total incurred losses and loss
   adjustment expenses                         14,063       9,019       7,587

Loss and loss adjustment expense
   payments net of reinsurance recoveries
   (principally in respect of default
   notices occurring in):
     Current year                                 508         286         574
     Prior years                               10,181       5,728       6,760
                                            ----------------------------------
Total loss and loss adjustment
   expense payments                            10,689       6,014       7,334
                                            ----------------------------------
Reserve for losses and loss
   adjustment expenses at December 31,
   net of reinsurance recoverables of
   $5, $10, and $11 in 2002, 2001,
   and 2000, respectively                   $  21,355   $  17,981   $  14,976
                                            ==================================

The foregoing reconciliation shows a redundancy in reserves has emerged for each of the years presented. These redundancies resulted principally from settling case-basis reserves on default notices occurring in prior years for amounts less than expected or reducing incurred but not reported reserves.

                               Triad Guaranty Inc.

5. COMMITMENTS

The Company leases certain office facilities and equipment under operating leases. Rental expense for all leases was $1,792,237, $1,656,706, and $1,398,586 for 2002, 2001, and 2000, respectively. Future minimum payments under noncancellable operating leases at December 31, 2002, are as follows (in thousands):

             2003            $     1,814
             2004                  1,663
             2005                  1,405
             2006                  1,159
             2007                  1,131
             Thereafter            5,630
                             -----------
                             $    12,802
                             ===========

The Company entered into a new ten-year lease on its corporate headquarters in 2002. The Company has options to renew this lease for up to ten additional years at the fair market rental rate at the time of the renewal.

6. FEDERAL INCOME TAXES

Income tax expense differed from the amounts computed by applying the Federal statutory income tax rate to income before taxes as follows (in thousands):

                                            2002         2001        2000
                                       ------------------------------------

Income tax computed at statutory rate  $   22,835   $   20,885  $   17,582
(Decrease) increase in taxes
 resulting from:
    Tax-exempt interest                    (3,933)      (3,105)     (2,641)
    Other                                   1,238          633         296
                                       ------------------------------------
Income tax expense                     $   20,140   $   18,413  $   15,237
                                       ====================================

                               Triad Guaranty Inc.

6. FEDERAL INCOME TAXES  (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are presented below (in thousands):

                                            2002              2001
                                      ------------------------------
Deferred tax liabilities
Statutory contingency reserve         $    78,420      $     62,996
Deferred policy acquisition costs          10,149             9,080
Unrealized investment gain                  4,646               521
Other                                       3,083             3,353
                                      ------------------------------
Total deferred tax liabilities             96,298            75,950

Deferred tax assets
Unearned premiums                             685               604
Losses and loss adjustment expenses           516               437
Other                                         856               136
                                      ------------------------------
Total deferred tax assets                   2,057             1,177
                                      ------------------------------
Net deferred tax liability            $    94,241      $     74,773
                                      ==============================

At December 31, 2002 and 2001, Triad was obligated to purchase approximately $1,017,000 and $1,228,000, respectively, of Tax and Loss Bonds.

7. INSURANCE IN FORCE, DIVIDEND RESTRICTION, AND STATUTORY RESULTS

At December 31, 2002, approximately 52 percent of Triad's direct risk in force was concentrated in eight states, with 12 percent in California, 8 percent each in Florida and Texas, 6 percent in North Carolina, 5 percent each in Georgia and Illinois, and 4 percent each in Pennsylvania and Arizona. While Triad continues to diversify its risk in force geographically, a prolonged recession in its high concentration areas could result in higher incurred losses and loss adjustment expenses.

                               Triad Guaranty Inc.

7. INSURANCE IN FORCE, DIVIDEND RESTRICTION, AND STATUTORY RESULTS (CONTINUED)

Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at December 31, 2002 and 2001, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements and by any applicable aggregate stop-loss limits. Triad's ratio is as follows (dollars in thousands):

                                        2002               2001
                                  ----------------------------------
Net risk                           $  5,534,420       $  4,471,705
                                  ==================================

Statutory capital and surplus      $    112,874       $    105,306
Contingency reserve                     245,006            193,747
                                  ----------------------------------
Total                              $    357,880       $    299,053
                                  ==================================

Risk-to-capital ratio                 15.5 to 1         15.0 to 1
                                  ==================================

Triad and its wholly-owned subsidiaries, TGAC and Triad Re, are each required under their respective domiciliary states' insurance code to maintain a minimum level of statutory capital and surplus. Triad, an Illinois domiciled insurer, is required under the Illinois Insurance Code (the "Code") to maintain minimum capital and surplus of $5,000,000.

The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair market value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders, or (b) statutory net income for the calendar year preceding the date of the dividend. Consolidated net income as determined in accordance with statutory accounting practices was $61,787,339, $55,448,185, and $47,830,174 for the years ended December 31, 2002, 2001, and
2000, respectively. At December 31, 2002, the amount of the Company's equity that can be paid out in dividends to the stockholders is $29,158,197, which is the earned surplus of Triad on a statutory basis.

                               Triad Guaranty Inc.

7. INSURANCE IN FORCE, DIVIDEND RESTRICTION, AND STATUTORY RESULTS (CONTINUED)

The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual was effective January 1, 2001. The domiciliary states of Triad and its subsidiaries adopted the provisions of the revised manual. The revised manual changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that Triad and its subsidiaries use to prepare their statutory-basis financial statements. Triad recorded a $2,561,388 reduction in surplus in its statutory-basis financial statements during 2001 as the cumulative effect of changes in accounting principles from the adoption of Codification.

8. RELATED PARTY TRANSACTIONS

The Company pays unconsolidated affiliated companies for management, investment, and other services. The total expense incurred for such items was $500,731, $433,167, and $398,872 in 2002, 2001, and 2000, respectively. In addition, the
Company provides certain investment accounting, reporting and maintenance functions for an affiliate. Income earned during 2002, 2001, and 2000, respectively, for such services was $48,628, $23,487, and $21,780. Management believes that the income and expenses incurred for such services approximate costs that the Company and affiliates would have incurred if those services had been provided by unaffiliated third parties.

9. EMPLOYEE BENEFIT PLAN

Substantially all employees participate in the Company's 401(k) Profit Sharing Plan. Under the plan, employees elect to defer a portion of their wages, with the Company matching deferrals at the rate of 50 percent of the first 8 percent of the employee's salary deferred. The Company's expense associated with the plan totaled $373,877, $353,004, and $301,281 for the years ended December 31, 2002, 2001, and 2000, respectively.

10. REINSURANCE

Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceding agreements principally provide Triad with increased capacity to write business and achieve a more favorable geographic dispersion of risk.

                               Triad Guaranty Inc.

10. REINSURANCE (CONTINUED)

Reinsurance activity for the years ended December 31, 2002, 2001, and 2000, respectively, is as follows (in thousands):

                                     2002              2001             2000
                               ------------------------------------------------
Earned premiums ceded           $   18,260        $   10,482      $     4,930
Losses ceded                             1                 1              (25)
Earned premiums assumed                  4                 5                9
Losses assumed                          (1)                1                9

The Company cedes business to captive reinsurance subsidiaries of certain mortgage lenders ("captives") primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds or letters of credit.

The Company maintains $125 million of excess of loss reinsurance through non-affiliated reinsurers. The excess of loss reinsurance agreements are designed to protect the Company in the event of a catastrophic level of losses.

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

Information concerning the stock option plan is summarized below:

                                                                     Weighted-
                                     Number of       Option           Average
                                      Shares          Price       Exercise Price
                                    --------------------------------------------
2000
   Outstanding, beginning of year     1,334,447    $4.58 - 49.08       $14.48
   Granted                              193,875    18.56 - 28.00        26.91
   Exercised                             41,500     4.58 - 27.88        11.36
   Canceled                               2,100    17.00 - 41.94        23.19
   Outstanding, end of year           1,484,722     4.58 - 49.08        16.17
   Exercisable, end of year           1,257,142     4.58 - 49.08        14.41

2001
   Outstanding, beginning of year     1,484,722     4.58 - 49.08        16.17
   Granted                              169,950    29.65 - 39.00        36.33
   Exercised                            336,628     4.58 - 27.88         8.54
   Canceled                               9,270     8.92 - 41.94        23.06
   Outstanding, end of year           1,308,774     4.58 - 49.08        20.71
   Exercisable, end of year           1,097,213     4.58 - 49.08        18.56

2002
   Outstanding, beginning of year     1,308,774     4.58 - 49.08        20.71
   Granted                               88,640    32.96 - 47.60        40.48
   Exercised                            444,349     4.58 - 41.94        12.80
   Canceled                               2,760    29.65 - 39.49        35.92
   Outstanding, end of year             950,305     4.58 - 49.08        25.94
   Exercisable, end of year             804,652     4.58 - 49.08        23.91

                               Triad Guaranty Inc.

11. LONG-TERM STOCK INCENTIVE PLAN (CONTINUED)

Information concerning stock options outstanding and exercisable at December 31, 2002, is summarized below:

                     Outstanding                              Exercisable
-------------------------------------------------     --------------------------
                              Weighted-   Weighted-                  Weighted-
                              Average      Average                    Average
 Number of                    Exercise    Remaining   Number of     Exercisable
  Shares      Option Price     Price        Life        Shares         Price
------------------------------------------------      --------------------------

 157,900   $ 4.58 -  8.83      $ 6.45       1.77      157,900        $ 6.45
 102,495    10.17 - 18.56       13.03       3.82       99,495         12.86
 400,546    20.07 - 34.80       25.82       6.56      356,046         25.10
 218,589    37.75 - 39.75       39.13       7.60      134,936         39.05
  70,775    41.40 - 49.08       48.04       5.94       56,275         48.60
--------                                            ---------
 950,305                                              804,652
========                                            =========

At December 31, 2002, 1,422,453 shares of the Company's common stock were reserved and 472,148 shares were available for issuance under the Plan.

The options issued under the Plan in 2002, 2001, and 2000 vest over three years. Certain of the options will immediately vest in the event of a change in control of the Company. Options granted under the Plan terminate no later than 10 years following the date of grant.

Pro forma information required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, has been estimated as if the Company had accounted for stock-based awards under the fair value method of that Statement. The fair value of options granted in 2002, 2001, and 2000 was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average input assumptions: risk-free interest rate of 3.63 percent for 2002, 4.86 percent for 2001, and 5.30 percent for 2000; dividend yield of 0.0 percent; expected volatility of .39 for 2002, .40 for 2001, and .42 for 2000; and a weighted-average expected life of the option of seven years.

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

The following table summarizes the fair value of options granted in 2002, 2001, and 2000:

                                    Weighted-Average        Weighted-Average
                                     Exercise Price            Fair Value
        Type of Option           2002    2001    2000     2002    2001     2000
--------------------------------------------------------------------------------

Stock Price = Exercise Price    $40.48  $31.89  $22.38   $13.21  $11.14   $8.17
Stock Price < Exercise Price    $    -  $39.00  $27.95   $    -  $ 8.81   $6.70


12. LONG-TERM DEBT

In January of 1998, the Company completed a $35 million private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs of $547,102, totaled $34,452,898. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9 percent per annum and are non-callable.

                              Triad Guaranty Inc.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and fair values of financial instruments as of December 31, 2002 and 2001 are summarized below (in thousands):

                                         2002                      2001
                              ------------------------ ------------------------
                                Carrying      Fair        Carrying       Fair
                                 Value        Value        Value        Value
                              ------------------------ ------------------------
Financial Assets
Fixed maturity securities
   available-for-sale         $ 298,470    $ 298,470    $ 245,985    $ 245,985
Equity securities
   available-for-sale            10,808       10,808       12,476       12,476

Financial Liabilities
Long-term debt                   34,479       38,430       34,473       36,673


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

                              Triad Guaranty Inc.

15. UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands except per share data):

                                              2002 Quarter
                                 -----------------------------------
                                   First    Second    Third   Fourth      Year
                                 ----------------------------------------------

Net premiums written              $24,492   $25,291  $28,281  $27,805  $105,869
Earned premiums                    24,535    25,499   27,351   27,682   105,067
Net investment income               3,764     3,953    4,156    4,226    16,099
Net losses incurred                 2,516     2,879    4,392    4,276    14,063
Underwriting and other expenses     9,748     9,516    9,657   10,492    39,413
Net income                         10,038    11,290   11,765   12,010    45,103
Basic earnings per share             .73       .80      .83       .85      3.21
Diluted earnings per share           .71       .78      .82       .84      3.15

                                              2001 Quarter
                                 -----------------------------------
                                   First    Second    Third   Fourth      Year
                                 ----------------------------------------------

Net premiums written              $19,812   $19,777  $20,822  $24,587  $ 84,998
Earned premiums                    19,683    20,143   20,517   24,013    84,356
Net investment income               3,477     3,657    3,804    3,827    14,765
Net losses incurred                 2,203     2,134    1,519    3,163     9,019
Underwriting and other expenses     7,378     7,660    8,051    9,530    32,619
Net income                         10,920     9,830   10,338   10,171    41,259
Basic earnings per share             .82       .73      .76       .74      3.05
Diluted earnings per share           .79       .71      .73       .72      2.95

                                   Schedule I
       Summary of Investments - Other Than Investments in Related Parties
                               Triad Guaranty Inc.
                                December 31, 2002


                                                               Amount at Which
                                        Amortized      Fair    Shown in Balance
Type of Investment                         Cost        Value        Sheet
                                       -----------------------------------------
                                               (dollars in thousands)
Fixed maturity securities,
 available-for-sale:

 Bonds:

     U.S. Government obligations........ $ 10,189     $ 10,596    $ 10,596

     Mortgage-backed securities.........      167          186         186

     State and municipal bonds..........  231,210      242,336     242,336

     Corporate bonds....................   42,533       44,724      44,724

     Public utilities...................      638          628         628
                                         --------      -------    --------
    Total                                 284,737      298,470     298,470
                                         --------      -------    --------
Equity securities, available-for-sale:

   Common stocks:

       Bank, trust, and insurance.......      511          586         586

       Industrial and miscellaneous.....    4,573        3,867       3,867

   Preferred stock .....................    6,182        6,355       6,355
                                         --------      -------    --------
    Total...............................   11,266       10,808      10,808
                                         --------      -------    --------
Short-term investments..................   35,303       35,303      35,303
                                         --------      -------    --------
Total investments other than
investments in related parties.......... $331,306     $344,581    $344,581
                                         ========     ========    ========

           Schedule II - Condensed Financial Information of Registrant
                            Condensed Balance Sheets
                               Triad Guaranty Inc.
                                (Parent Company)

                                                            December 31
                                                       2002                2001
                                                       ----                ----
                                                             (dollars in
                                                              thousands)
 Assets:
    Fixed maturities, available-for-sale.......... $ 13,315             $ 9,071

    Equity securities, available-for-sale.........      760                 501

    Notes receivable from subsidiary..............   25,000              25,000

    Investment in subsidiary......................  302,559             244,464

    Short-term investments........................    1,995               1,219

    Cash..........................................      196                 152

    Accrued investment income.....................    1,294               1,261

    Deferred income taxes.........................        -                  99

    Other assets..................................      350                 120
                                                   --------            ---------
    Total assets.................................. $345,469            $281,887
                                                   ========            =========

 Liabilities and stockholders' equity:

 Liabilities:
    Current taxes payable.........................    $  52               $  70

    Long-term debt................................   34,479              34,473

    Deferred income taxes.........................      256                   -

    Accrued interest on long-term debt............    1,275               1,275
                                                   --------            ---------
    Total liabilities.............................   36,062              35,818

 Stockholders' equity:
    Common stock..................................      142                 137

    Additional paid-in capital....................   80,169              69,057

    Accumulated other comprehensive income........    8,634                 975

      Deferred compensation.........................   (658)              (117)

      Retained earnings.............................221,120             176,017
                                                   --------            ---------
Total stockholders' equity.......................   309,407             246,069
                                                   --------            ---------
Total liabilities and stockholders' equity.......  $345,469            $281,887
                                                   ========            =========

                  See notes to condensed financial statements.

           Schedule II - Condensed Financial Information of Registrant
                         Condensed Statements of Income
                               Triad Guaranty Inc.
                                (Parent Company)


                                                 Year Ended December 31
                                                 ----------------------
                                            2002         2001           2000
                                            ----         ----           ----
                                                (dollars in thousands)
 Revenues:
    Net investment income............... $ 3,170       $ 3,000        $ 2,908

    Realized investment losses..........  (1,168)         (266)          (373)
                                         -------       -------        -------
                                           2,002         2,734          2,535

 Expenses:
    Interest on long-term debt..........   2,771         2,771          2,770

    Operating expenses..................     885           396             90
                                         -------       -------        -------
                                           3,656         3,167          2,860
                                         -------       -------        -------
 Loss before federal income taxes
   and equity in undistributed
   income of subsidiary.................  (1,654)         (433)          (325)

 Income taxes:
    Current.............................       -          (121)              -

    Deferred............................    (176)          172           (129)
                                         -------       -------        -------
                                            (176)           51           (129)
 Loss before equity in undistributed
   income of subsidiary.................  (1,478)         (484)          (196)

 Equity in undistributed income
   of subsidiary........................  46,581        41,743         35,194
                                         -------       -------        -------
 Net income............................. $45,103       $41,259        $34,998
                                         =======       =======        =======

                  See notes to condensed financial statements.

           Schedule II - Condensed Financial Information of Registrant
                       Condensed Statements of Cash Flows
                               Triad Guaranty Inc.
                                (Parent Company)
                                                         Year Ended December 31
                                                    2002        2001      2000
                                                    ----        ----      ----
                                                       (dollars in thousands)
 Operating Activities
   Net income...................................  $45,103     $41,259   $34,998
   Adjustments to reconcile net income
      to net cash (used in) provided
      by operating activities:
    Equity in undistributed income of
      subsidiary................................  (46,581)    (41,743)  (35,194)
    Accrued investment income...................      (33)        (40)      (15)
    Other assets................................     (230)         96      (216)
    Deferred income taxes.......................     (176)        172      (129)
    Current tax payable.........................      (18)          -         -
    Accretion of discount on investments........      (98)        (52)      (60)
    Amortization of deferred compensation.......      392         118        85
    Amortization of debt issue costs............        6           6         5
    Realized investment gain on securities......    1,168         266       373
    Other operating activities..................      188           -         -
                                                  -------     -------   -------
   Net cash (used in) provided by
     operating activities.......................     (279)         82      (153)

 Investing Activities
   Securities available-for-sale:
      Fixed maturities:
            Purchases...........................   (8,600)     (5,756)   (2,951)
            Sales...............................    4,258       3,369     2,501

      Equity securities:
            Purchases...........................     (250)       (500)        -
            Sales...............................        2             -       -
      Change in short-term investments..........     (776)        (87)       (4)
                                                  -------     -------   -------
   Net cash used in investing activities........   (5,366)     (2,974)     (454)

 Financing Activities
     Proceeds from exercise of stock options....    5,689       2,874       472
                                                  -------     -------   -------
   Net cash provided by financing activities....    5,689       2,874       472
                                                  -------     -------   -------
   Increase (decrease)in cash...................       44         (18)     (135)
   Cash at beginning of year....................      152         170       305
                                                  -------     -------   -------
   Cash at end of year..........................  $   196     $   152   $   170
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

Note 3

     The amortized cost and the fair value of investments held by the parent company are as follows (dollars in thousands):


                                                 Gross        Gross
                                   Amortized   Unrealized   Unrealized     Fair
At December 31, 2002                  Cost       Gains        Losses       Value
                                   ---------------------------------------------
Available-for-sale securities:
   Fixed maturity securities:
      Corporate                      $7,959       $389         $120       $8,228

      Municipal                       4,775        312            -        5,087
                                   ---------------------------------------------
   Total                             12,734        701          120       13,315

      Equity securities                 750         17            7          760
                                   ---------------------------------------------
   Total                            $13,484       $718         $127      $14,075
                                   =============================================

                                                 Gross        Gross
                                   Amortized   Unrealized   Unrealized     Fair
At December 31, 2001                  Cost       Gains        Losses       Value
                                   ---------------------------------------------
Available-for-sale securities:
   Fixed maturity securities:
      Corporate                      $8,795       $159         $553       $8,401

      Municipal                         669          1            -          670
                                   ---------------------------------------------
   Total                              9,464        160          553        9,071
      Equity securities                 500          1            -          501
                                   ---------------------------------------------
   Total                             $9,964       $161         $553       $9,572
                                   =============================================

           Schedule II - Condensed Financial Information of Registrant
                               Triad Guaranty Inc.
                                (Parent Company)
                               Supplementary Notes


NOTE 3 (CONTINUED)

     Major categories of the parent company's investment income are summarized as follows (dollars in thousands):

                                               Year ended December 31
                                         2002            2001         2000
Income:                               ------------------------------------
   Fixed maturities                    $  918         $  770        $  664

   Equity securities                       51             19             -

   Cash and short-term investments         28             45            55

   Note receivable from subsidiary      2,225          2,225         2,225
                                      ------------------------------------
                                        3,222          3,059         2,944
Expenses                                   52             59            36
                                     -------------------------------------
Net investment income                  $3,170         $3,000        $2,908
                                     =====================================

NOTE 4

     In January of 1998, the Company completed a $35 million private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs of $547,102, totaled $34,452,898. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

                            Schedule IV - Reinsurance

                               Triad Guaranty Inc.
                        Mortgage Insurance Premium Earned
                  Years Ended December 31, 2002, 2001 and 2000




                          Ceded To       Assumed                  Percentage of
               Gross       Other        From Other       Net      Amount Assumed
              Amount     Companies      Companies      Amount         to Net
             -------------------------------------------------------------------
                                  (dollars in thousands)
 2002....... $123,323      $18,260          $4        $105,067         0.0%
             ========      =======          ==        ========
 2001....... $ 94,833      $10,482          $5        $ 84,356         0.0%
             ========      =======          ==        ========
 2000....... $ 76,764      $ 4,930          $9        $ 71,843         0.0%
             ========      =======          ==        ========