Form 10-Q
period 2003-03-31
TRIAD GUARANTY INC
filed 2003-05-14
CIK 911631

27



                                    FORM 10-Q
                               ------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of May 1, 2003:
14,274,494 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                           Page
                                                                          Number
Part I. Financial Information:

         Item 1. Financial Statements:

         Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
              and December 31, 2002.........................................  3

         Consolidated Income Statements for the Three Months
              Ended March 31, 2003 and 2002 (Unaudited)....................   4

         Consolidated Statements of Cash Flow for the Three Months
              Ended March 31, 2003 and 2002 (Unaudited)....................   5

         Notes to Consolidated Financial Statements........................   6

         Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  10

         Item 3. Quantitative and Qualitative Disclosures about
              Market Risk..................................................  21

         Item 4. Controls and Procedures...................................  21

Part II. Other Information:

         Item 1. Legal Proceedings........................................   22

         Item 2. Changes in Securities and Use of Proceeds.................  22

         Item 3. Defaults Upon Senior Securities...........................  22

         Item 4. Submission of Matters to a Vote of Security Holders.......  22

         Item 5. Other Information.........................................  22

         Item 6. Exhibits and Reports on Form 8-K..........................  22

         Signatures and Certifications of the Chief Executive
               Officer and Chief Financial Officer of the Company.........   23



                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,      December 31,
                                                                              2003            2002
                                                                            --------       -----------
                                                                                  (Unaudited)
(Dollars in thousands except per share information)
Assets
Invested assets:
     Fixed maturities, available-for-sale, at fair value................    $322,354         $298,470
     Equity securities, available-for-sale, at fair value...............      10,152           10,808
     Short-term investments.............................................      27,214           35,303
                                                                            --------         --------
                                                                             359,720          344,581

Cash ...................................................................       1,337              233
Real estate.............................................................       1,059            1,561
Accrued investment income...............................................       3,909            3,088
Deferred policy acquisition costs.......................................      30,050           28,997
Prepaid federal income taxes............................................      78,722           77,786
Property and equipment..................................................       9,232            9,533
Reinsurance recoverable.................................................       1,343              396
Other assets............................................................      16,762           16,711
                                                                            --------         --------
Total assets............................................................    $502,134         $482,886
                                                                            ========         ========
Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses.................................    $ 23,066         $ 21,360
    Unearned premiums...................................................       8,567            8,539
    Amounts payable to reinsurer........................................       2,771            3,415
    Current taxes payable...............................................         919              598
    Deferred income taxes...............................................      99,036           94,241
    Unearned ceding commission..........................................       1,206            1,386
    Long-term debt......................................................      34,481           34,479
    Accrued interest on debt............................................         584            1,275
    Accrued expenses and other liabilities..............................       7,120            8,186
                                                                            --------         --------
Total liabilities.......................................................     177,750          173,479
Commitments and contingent liabilities - Note 4
Stockholders' equity:
    Preferred stock, par value $.01 per share --- authorized
       1,000,000 shares; no shares issued and outstanding...............         ---              ---
    Common stock, par value $.01 per share --- authorized
       32,000,000 shares; issued and outstanding 14,272,494 shares
       at March 31, 2003 and 14,159,601 at December 31, 2002............         143              142
    Additional paid-in capital..........................................      82,757           80,169
    Accumulated other comprehensive income, net of income
       tax liability of $5,185 at March 31, 2003 and $4,646 at
       December 31, 2002................................................       9,636            8,634
    Deferred compensation...............................................      (1,625)            (658)
    Retained earnings...................................................     233,473          221,120
                                                                            --------         --------
Total stockholders' equity..............................................     324,384          309,407
                                                                            --------         --------
Total liabilities and stockholders' equity..............................    $502,134         $482,886
                                                                            ========         ========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31
                                                              2003           2002
                                                              ----           ----
(Dollars in thousands except per share information)
Revenue:
Premiums written:
   Direct................................................    $34,026        $27,838
   Assumed...............................................          1              2
   Ceded.................................................     (5,887)        (3,348)
                                                             -------        -------
Net premiums written.....................................     28,140         24,492
Change in unearned premiums..............................         (8)            43
                                                             -------        -------
Earned premiums..........................................     28,132         24,535
Net investment income....................................      4,333          3,764
Realized investment gains (losses).......................        219         (1,499)
Other income.............................................         12             27
                                                             -------        -------
                                                              32,696         26,827

Losses and expenses:
Losses and loss adjustment expenses......................      5,268          2,521
Reinsurance recoveries...................................         (3)            (5)
                                                             -------        -------
Net losses and loss adjustment expenses..................      5,265          2,516
Interest expense on debt.................................        693            693
Amortization of deferred policy acquisition costs........      3,418          2,986
Other operating expenses (net)...........................      5,841          6,069
                                                             -------        -------
                                                              15,217         12,264
Income before income taxes ..............................     17,479         14,563
Income taxes:
   Current...............................................        171            160
   Deferred..............................................      4,956          4,365
                                                             -------        -------
                                                               5,127          4,525
                                                             -------        -------
Net income...............................................    $12,352        $10,038
                                                             =======        =======
Earnings per common and
   common equivalent share:
   Basic.................................................    $   .87        $   .73
                                                             =======        =======
   Diluted...............................................    $   .86        $   .71
                                                             =======        =======
Shares used in computing earnings
   per common and common equivalent share:
   Basic................................................. 14,221,218     13,834,467
                                                          ==========     ==========
   Diluted............................................... 14,398,800     14,197,999
                                                          ==========     ==========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                        Three Months Ended
                                                                              March 31
                                                                      --------------------
                                                                      2003            2002
                                                                      ----            ----
(Dollars in thousands)
Operating activities
Net income......................................................     $12,352         $10,038
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Loss and unearned premium reserves...........................       1,734             229
   Accrued expenses and other liabilities.......................      (3,288)         (6,687)
   Current taxes payable........................................         321             375
   Amounts due to/from reinsurer................................      (1,507)         (1,237)
   Accrued investment income....................................        (821)            214
   Policy acquisition costs deferred............................      (4,471)         (4,591)
   Amortization of policy acquisition costs.....................       3,418           2,986
   Net realized investment (gains) losses.......................        (219)          1,499
   Provision for depreciation...................................         695             676
   Accretion of discount on investments.........................      (1,103)         (1,025)
   Deferred income taxes........................................       4,956           4,365
   Prepaid federal income tax...................................        (936)         (1,015)
   Unearned ceding commission...................................        (180)           (235)
   Real estate acquired in claim settlement.....................         502              98
   Accrued interest on debt.....................................        (691)           (691)
   Other assets.................................................        (135)            132
   Other operating activities...................................         146              94
                                                                     -------         -------
Net cash provided by operating activities.......................      10,773           5,225

Investing activities
Securities available-for-sale:
      Purchases - fixed maturities..............................     (37,375)        (25,551)
      Sales - fixed maturities..................................      19,142          17,464
      Purchases - equities......................................        (120)           (817)
      Sales - equities..........................................         210             417
   Net change in short-term investments.........................       8,089             531
   Purchase of property and equipment...........................        (394)           (673)
                                                                     -------         -------
Net cash used in investing activities...........................     (10,448)         (8,629)

Financing activities
Proceeds from exercise of stock options.........................         779           4,426
                                                                     -------         -------
Net cash provided by financing activities.......................         779           4,426
                                                                     -------         -------
Net change in cash .............................................       1,104           1,022
Cash at beginning of period.....................................         233             853
                                                                     -------         -------
Cash at end of period...........................................     $ 1,337         $ 1,875
                                                                     =======         =======
Supplemental schedule of cash flow information
 Cash paid during the period for:
   Income taxes and United States Mortgage Guaranty
      Tax and Loss Bonds........................................     $ 1,017         $ 1,228
   Interest.....................................................     $ 1,383         $ 1,383

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides private mortgage insurance coverage in the United States to mortgage lenders and investors to protect the lender or investor against loss from defaults on low down payment residential mortgage loans.


NOTE  2 -- ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form10-K for the year ended December 31, 2002.

     STOCK OPTIONS - The Company grants stock options to employees and directors for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

                              TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for stock options been recognized using the fair value method on the grant date, net income and earnings per share on a pro forma basis would have been (in thousands, except for earnings per share information):

                                             Three Months Ended March 31,
                                             ----------------------------
                                                 2003             2002
                                                 ----             ----

Net income - as reported                        $12,352        $ 10,038
Net income - pro forma                          $12,170        $  9,826
Earnings per share - as reported:
Basic                                           $   .87        $    .73
    Diluted                                     $   .86        $    .71
Earnings per share - pro forma:
Basic                                           $   .86        $    .71
    Diluted                                     $   .85        $    .69



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

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at March 31, 2003 and December 31, 2002, as presented below, was computed by applying the various percentage settlement options and applicable stop-loss parameters to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:


                                         March 31,             December 31,
                                          2003                     2002

(Dollars in thousands)

Net risk..........................     $ 5,698,892             $ 5,534,420
                                       ===========             ===========
Statutory capital and surplus.....     $   115,622             $   112,874
Statutory contingency reserve.....         258,541                 245,006
                                       -----------             -----------
Total.............................     $   374,163             $   357,880
                                       ===========             ===========
Risk-to-capital ratio.............       15.2-to-1               15.5-to-1
                                       ===========             ===========

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

     Net income as determined in accordance with statutory accounting practices was $16.5 million and $13.4 million for the three months ended March 31, 2003 and 2002, respectively, and $61.8 million for the year ended December 31, 2002.

     At March 31, 2003 and December 31, 2002, the amount of Triad's equity that could be paid out in dividends to stockholders was $31.9 million and $29.2 million, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


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

LITIGATION - A lawsuit has been filed against the Company in the ordinary course of the Company's business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.


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


NOTE 6 - - COMPREHENSIVE INCOME

     Comprehensive income consists of net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three-months ended March 31, 2003 and 2002, the Company's comprehensive income was $13.4 million and $9.2 million, respectively.


NOTE 7 - - INCOME TAXES

     Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net income for the first quarter of 2003 increased 23.1% to $12.4 million or $0.86 per diluted share, from $10.0 million or $0.71 per diluted share in the first quarter of 2002. This improvement in net income was led by a 14.7% increase in earned premiums and a 15.1% increase in net investment income. Net income for the first quarter of 2003 includes $219,000, or $0.01 per diluted share, of net realized investment gains, while net income for the first quarter of 2002 included $1.5 million, or $0.07 per diluted share, of net realized investment losses.

     Operating earnings for the first three months of 2003 increased 10.9% to $12.2 million from $11.0 million for the first three months of 2002. Operating earnings per share on a diluted basis were $0.85 for the first three months of 2003 compared to $0.78 per share for the first three months of 2002, an increase of 9.3%. Operating earnings and operating earnings per diluted share are non-GAAP measures. The Company defines operating earnings as net income excluding net realized investment gains and losses, net of related taxes. Management believes operating earnings and operating earnings per diluted share are relevant and useful information, and they are primary measurements used by management in assessing the Company's performance. Net realized investment gains and losses are dependent on market conditions, and management believes that they are not strong indicators of trends in operations. Operating earnings and operating earnings per diluted share results should not be considered as a substitute for net income prepared in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

     The following table shows a reconciliation of net income to operating earnings, including per share data:

--------------------------------------------------------------------------------
                                       Three months ended     Three months ended
                                             March 31,           March 31,
(In thousands, except per share data)          2003                 2002
--------------------------------------------------------------------------------
Net income                                   $12,352              $10,038

Net realized investment (gains) losses,
    net of tax                                  (142)                 974
                                             -------              -------
Operating earnings                           $12,210              $11,012
                                             =======              =======

Diluted earnings per share                     $0.86                $0.71

Net realized investment (gains) losses,
    net of tax, per share                      (0.01)                0.07
                                               -----                 ----
Operating earnings per diluted share           $0.85                $0.78
                                               =====                =====
--------------------------------------------------------------------------------

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     Total insurance written was $3.8 billion for the first three months of 2003 compared to $2.8 billion for the first three months of 2002, an increase of 36.1%. Total insurance written includes insurance written attributable to traditional flow production and insurance written attributable to structured bulk transactions.

     Traditional flow insurance written in the first quarter of 2003 increased 31.2% to $3.6 billion from $2.8 billion in the first quarter of 2002. This increase was primarily the result of expanding relationships with national lenders, strong demand for risk-sharing arrangements and other product offerings, and a lower interest rate environment that contributed to a very strong refinance market.

     Insurance written in the first quarter of 2003 attributable to structured bulk transactions totaled $136 million. There was no insurance written attributable to structured bulk transactions in the comparable period of 2002. Structured bulk transactions are generally initiated by secondary mortgage market participants who wish to use mortgage insurance as a credit enhancement. The Company competes against other mortgage insurers as well as other forms of credit enhancement provided by capital markets for these transactions. Insurance written attributed to structured bulk transactions is likely to vary significantly from period to period due to the relatively small number of transactions that encompass this market (as opposed to the traditional flow market), competitiveness with other mortgage insurers, the attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancements, and the changing loan composition of the market. The Company has evaluated all segments of the bulk market - Prime (predominantly fully underwritten loans, high FICO credit scores (a credit score provided by Fair, Isaacs and Company), high percentage of low LTVs), Alternative-A (generally high FICO credit score, low to moderate LTV loans that have been underwritten with reduced documentation), and Sub-prime (generally fully underwritten loans with credit impaired borrowers). Approximately 9.2% of the insurance written in the first quarter of 2003 attributable to structured bulk transactions was on loans with sub-prime FICO credit score (scores less than 575). The Company does not expect sub-prime loans to become a significant portion of its inforce and currently only insures sub-prime loans with existing lender customers.

     Consolidation within the mortgage origination industry and Triad's continued focus on national lenders has resulted in a greater percentage of production volume being concentrated among a smaller customer base. The Company's ten largest customers were responsible for 74.7% of traditional flow insurance written in the first quarter of 2003 compared to 72.7% in the first quarter of 2002 and 73.0% in all of 2002. The Company's two largest customers generated 55.8% of traditional flow insurance written in the first quarter of 2003 compared to 55.1% in the first quarter of 2002 and 53.4% in all of 2002. The loss of one or more of these major customers could have a significant adverse effect on the Company's business.

     According to industry data, Triad's national market share of net new primary insurance written, which includes insurance written on a traditional flow basis as well as that attributed to structured bulk transactions, was 3.9%

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


for the first three months of 2003 compared to 3.6% for the first three months of 2002. Triad's national market share of net new primary insurance written on a traditional flow basis was 4.8% for the first three months of 2003 compared to 4.2% for the first three months of 2002. Net new primary insurance written excludes insurance placed upon loans more than 12 months after loan origination, insurance placed upon loans already covered by primary mortgage insurance, and insurance placed upon loans where lender exposure is effectively reduced below defined minimums.

     Total direct insurance in force reached $26.0 billion at March 31, 2003, compared to $25.4 billion at December 31, 2002, and $22.1 billion at March 31, 2002. Significant refinance activity in 2002 and in the first quarter of 2003 resulted in a high level of policy cancellations that partially offset the impact that the high level of insurance written had on in force growth. As a result, insurance in force increased by only $625 million in the first quarter of 2003, even though insuance written during the quarter was $3.6 billion.

     Total direct premiums written were $34.0 million for the first three months of 2003, an increase of 22.2% from $27.8 million for the first three months of 2002. Net premiums written increased by 14.9% to $28.1 million in the first quarter of 2003, from $24.5 million for the same period of 2002. Earned premiums increased 14.7% to $28.1 million for the first three months of 2003 from $24.5 million for the first three months of 2002. This growth in written and earned premiums resulted from strong levels of new insurance written offset by the impact of a declining persistency rate due to a high level of mortgage refinancings and by an increase in ceded premiums.

     Driven by an increase in insurance subject to lender risk-sharing arrangements and also by the continuation of the Company's $125 million of excess of loss reinsurance coverage, ceded premiums written increased 75.9% to $5.9 million for the first three months of 2003 from $3.3 million for the first three months of 2002. The Company's premium cede rate (the ratio of ceded premiums written to direct premiums written) was 17.3% in the first quarter of 2003 compared to 12.0% in the same period of 2002. The Company's premium cede rate for captive reinsurance was 14.5% in the first quarter of 2003 compared to 11.0% in the same period of 2002. Approximately 48% of flow insurance written (47% of total insurance written including structured bulk transactions) during the first quarter of 2003 is subject to risk-sharing arrangements compared to 49% of flow insurance written in the first quarter of 2002. Through March 31, 2003, insurance written attributable to structured bulk transactions has not been subject to captive mortgage reinsurance or other risk-sharing arrangements. Approximately 48.4% of direct insurance in force is subject to risk-sharing arrangements at March 31, 2003, compared to 38.7% at March 31, 2002. This increase in insurance in force subject to risk-sharing arrangements is due primarily to the increased market penetration of the Company's risk-sharing arrangements and the high level of refinance activity during the past twelve
months,   as  policies  that  were   previously  not  subject  to   risk-sharing
arrangements refinanced and new policies issued were subject to risk-sharing arrangements. Management anticipates ceded premiums will continue to increase as a result of the expected increase in risk-sharing programs.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     The Company currently participates in excess of loss risk sharing arrangements in which the reinsurer may elect a risk band with a flexible entry and exit point. One of the Company's competitors has announced that as of March 31, 2003, it will not participate in excess of loss risk-sharing arrangements where the net premium cede rate is greater than 25% ("deep ceded"). The Company believes that its risk-sharing arrangements provide it valuable reinsurance protection and potentially reduce the risk of volatility in the Company's earnings. The Company plans to continue to participate in excess of loss risk-sharing arrangements. It is uncertain at this time what impact, if any, the competitor's decision to not participate in deep ceded excess of loss risk sharing arrangements will have on the Company's direct insurance in force subject to risk-sharing arrangements and the Company's market share.

     Refinance activity was 57.6% of total insurance written (57.2% excluding structured bulk transactions) in the first quarter of 2003 compared to 48.6% of total insurance written (48.6% excluding structured bulk transactions) in the first quarter of 2002. Persistency, or the percentage of insurance in force remaining from 12 months prior, was 59.1% at March 31, 2003 compared to 60.9% at December 31, 2002, and 60.9% at March 31, 2002. The high level of refinance activity and the resulting decrease in persistency is reflective of the low interest rate environment that has been in place during the past year. Low persistency results in an acceleration of the amortization of deferred policy acquisition costs and a reduction in renewal premiums. The annualized quarterly persistency run rate for the first quarter of 2003 was 50.8% compared to 57.1% for the first quarter of 2002.

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

     Net investment income for the first three months of 2003 was $4.3 million, a 15.1% increase over $3.8 million in the first three months of 2002. This increase is the result of growth in the average book value of invested assets by $57.1 million to $338.1 million at March 31, 2003 from $281.0 million at March 31, 2002, which is attributable to the investment of normal operating cash flow. The pre-tax yield on average invested assets, calculated on the basis of amortized cost, decreased to 5.1% for the first three months of 2003 compared to 5.4% for the first three months of 2002. This decrease reflects the low interest rate environment for new money investments made over the past several quarters, the disposal of a number of higher yielding securities during the past twelve months to enhance the overall quality of the portfolio, and a higher percentage of the fixed income portfolio invested in municipal securities. The portfolio's tax-equivalent yield-to-maturity was 7.7% for the first quarter of 2003 versus 7.8% for the first quarter of 2002. Based on fair value, approximately 84% and 75% of the Company's fixed maturity portfolio at March 31, 2003 and 2002, respectively, was composed of state and municipal tax-preferred securities. At

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


March 31, 2003, based on fair value, approximately 95% of the Company's fixed maturity portfolio was either a U.S. government or U.S. agency obligation or was rated investment grade by at least one nationally recognized securities rating organization compared to approximately 94% of the Company's fixed maturity portfolio at March 31, 2002. U.S. government, U.S. agency, and investment grade securities generally have a lower yield, in return for less default risk, than securities rated below investment grade.

     The Company reported $219,000 of net realized investment gains in the first quarter of 2003 and net realized investment losses of $1.5 million in the first quarter of 2002. The Company actively monitors investment securities considered to be at risk for impairment. When the Company determines that a decline in the value of a security below its amortized cost is other-than-temporary, an impairment loss has occurred. In the event of impairment, the Company writes down the cost basis of the security to its fair value and recognizes a realized loss for the amount of the writedown. Net realized gains of $219,000 during the first quarter of 2003 included approximately $400,000 of impairment writedowns on equity securities. Net realized losses of $1.5 million in the first quarter of 2002 included a $755,000 impairment writedown on a bond held in the Company's portfolio.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 109.3% in the first quarter of 2003 to $5.3 million from $2.5 million for the same period of 2002. This rise reflects an increase in paid losses and delinquent loans as the Company's insurance in force grows and the condition of the economy remains weak. Net paid losses and loss adjustment expenses were $3.6 million in the first quarter of 2003 compared to $2.3 million in the first quarter of 2002. The Company's loss ratio (the ratio of incurred losses to earned premiums) was 18.7% for the first quarter of 2003 compared to 10.3% for the first quarter of 2002 and 13.4% for all of 2002.

     As of March 31, 2003, approximately 85% of the Company's insurance in force was originated in the last 36 months. Management believes, based upon its experience and industry data, that claims incidence for it and other private mortgage insurers is generally highest in the third through sixth years after loan origination. Although the claims experience on insurance written in previous years has been quite favorable, management expects losses to increase from current levels. The Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Furthermore, changes in the economic environment could accelerate paid and incurred loss development. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is difficult to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

     Amortization of deferred policy acquisition costs increased by 14.5% to $3.4 million in the first three months of 2003 from $3.0 million for the first three months of 2002. The increase in amortization reflects growth in deferred

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


policy acquisition costs related to the expansion of the Company's insurance in force and accelerated amortization due to higher cancellations from refinance activity in the first quarter of 2003. The Company's model calculates the amortization of deferred policy acquisition costs separately for each book year. The model accelerates the amortization of deferred policy acquisition costs through a dynamic adjustment when persistency for a book year is lower than a historical baseline level in order to match the amortization expense with the life of the policies on which the acquisition costs were originally deferred. Low persistency levels during the past two years resulted in additional amortization of deferred policy acquisition costs through dynamic adjustments totaling $297,000 in the first quarter of 2003 and $126,000 in the first quarter of 2002.

     Other operating expenses decreased 3.8% to $5.8 million for the first quarter of 2003 from $6.1 million for the same period of 2002. The decline in other operating expenses is primarily the result of operational efficiencies achieved through the use of technology. The Company has made substantial investments in technology that allows increased insurance writings without a proportional increase in operating expenses. The expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for the first quarter of 2003 was 32.9% compared to 37.0% for the first quarter of 2002 and 34.6% for all of 2002.

     The effective tax rate for the first three months of 2003 was 29.3% compared to 31.1% for the first three months of 2002. The decrease in the effective tax rate is due primarily to an increase in tax-exempt interest resulting from a higher percentage of assets being invested in tax-preferred securities. Management expects the Company's effective tax rate to remain near current levels or decline slightly as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, operating expenses, and taxes.

     The Company generated positive cash flow from operating activities for the first quarter of 2003 of $10.8 million compared to $5.2 million for the same period of 2002. The increase in operating cash flow in the first quarter of 2003 reflects the growth in premiums and investment income and a decrease in underwriting expenses paid offset partially by an increase in losses paid. The Company's business does not routinely require significant capital expenditures other than for enhancements to its computer systems and technological capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

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

     Consolidated invested assets were $359.7 million at March 31, 2003 compared to $344.6 million at December 31, 2002. Fixed maturity securities and equity securities classified as available-for-sale totaled $332.5 million at March 31, 2003 compared to $309.3 million at December 31, 2002. Contributing to this increase in invested assets and securities classified as available-for-sale was an increase in net unrealized investment gains on fixed maturity securities and a decrease in net unrealized investment losses on equity securities from year-end levels. Net unrealized investment gains on fixed maturity securities were $15.1 million at March 31, 2003 compared to $13.7 million at December 31, 2002. Net unrealized investment losses on equity securities were $245,000 at March 31, 2003 compared to $458,000 at December 31, 2002. Based on fair value, the fixed maturity portfolio consisted of approximately 83% municipal securities, 14% corporate securities, and 3% U.S. government obligations at March 31, 2003 compared to a composition of 81% municipal securities, 15% corporate securities, and 4% U.S. government obligations at December 31, 2002.

     The Company's loss and loss adjustment expense reserves were $23.1 million at March 31, 2003 compared to $21.4 million at December 31, 2002. Loss and loss adjustment expense reserves are established for all insured loans reported as delinquent to the Company by the loan servicer. Reserves also are established for estimated losses incurred on notices of default not yet reported by the servicer. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. The growth in loss reserves is the result of the increase in reported defaults and the maturing of the Company's risk in force. The Company expects loss reserves and the number of flow and bulk loans in default to continue to grow, reflecting the growth and aging of its insurance in force.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     The following table shows default statistics as of March 31, 2003 and December 31, 2002:

                               DEFAULT STATISTICS


                                                        March 31,   December 31,
                                                           2003         2002
                                                        --------     ----------
Number of insured loans in force.......................  195,928      190,480
Number of loans in default.............................    3,009        2,379
Percentage of loans in default (default rate)..........    1.54%        1.25%
Number of insured loans in force excluding bulk loans..  178,868      171,723
Number of loans in default excluding bulk loans........    2,280        2,120
Percentage of loans in default excluding bulk loans....    1.27%        1.23%
Number of bulk loans in force..........................   17,060       18,757
Number of bulk loans in default........................      729          259
Percentage of bulk loans in default....................    4.27%        1.38%


     The number of loans in default includes all reported delinquencies that are three or more payments in arrears at the reporting date and all reported delinquencies that were previously three or more payments in arrears and have not made payments to the current due date. While the default rate for traditional flow business remained relatively flat between periods, the increase in the default rate for bulk loans is partially due to a change in servicers for certain bulk policies that resulted in a delay in the reporting of delinquencies to the Company in the fourth quarter of 2002. The Company had established an incurred but not reported reserve amount for this estimated exposure in the fourth quarter of 2002. Also contributing to the increase in the default rate for bulk loans is the decline in the number of bulk policies in force as a result of significant refinance activity. The number of policies in force is the denominator in the default rate calculation and, all else being equal, a decline in this number results in a higher default rate. The default rate for both traditional flow business and structured bulk business is consistent with management's expectation.

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

     Triad cedes business to captive reinsurance subsidiaries and/or affiliates of certain mortgage lenders ("captives") primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds or letters of credit.

     Total stockholders' equity increased to $324.4 million at March 31, 2003 from $309.4 million at December 31, 2002. This increase resulted primarily from net income of $12.4 million for the first quarter of 2003 and from an increase in unrealized gains on investments, net of tax, of $1.0 million.

     Triad's total statutory policyholders' surplus increased to $115.6 million at March 31, 2003 from $112.9 million at December 31, 2002. Triad's statutory earned surplus increased to $31.9 million at March 31, 2003 from $29.2 million at December 31, 2002. The increase in Triad's statutory policyholders' surplus and statutory earned surplus resulted, primarily, from statutory net income of $16.5 million which exceeded the net increase in the statutory contingency reserve of $13.5 million. The balance in the statutory contingency reserve was $258.5 million at March 31, 2003 compared to $245.0 million at December 31, 2002.

     Triad's ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of March 31, 2003, Triad's risk-to-capital ratio was 15.2-to-1 compared to 15.5-to-1 at December 31, 2002, and to 11.1-to-1 for the industry as a whole at December 31, 2001, the latest industry data available. The risk-to-capital ratio is calculated using net risk in force, which takes into account risk ceded under reinsurance arrangements including captive risk-sharing arrangements, as the numerator and statutory capital, which includes statutory policyholders' surplus and the balance in the contingency reserve, as the denominator. The decrease in Triad's risk-to-capital ratio is due to a higher growth rate in statutory capital than that in net risk in force.

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

     The Office of Federal Housing Enterprise Oversight (OFHEO) issued its risk-based capital rules for Fannie Mae and Freddie Mac in the first quarter of 2002. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a "AAA" rated private mortgage insurer than for insurance from a "AA" rated private mortgage insurer. The phase-in period for the new rules is ten years. The Company does not believe the new rules had an adverse impact on it in the first quarter of 2003 nor that the new rules will have a significant adverse impact on the Company in the future. However, if the new capital guidelines result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, the Company's financial condition could be significantly harmed.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward-looking statements relating to future plans, expectations, and performance which involve various risks and uncertainties, including but not limited to the following:

     o    interest rates may increase or decrease from their current levels;
     o housing transactions requiring mortgage insurance may decrease for many reasons including changes in interest rates or economic conditions;
     o the Company's market share may change as a result of changes in underwriting criteria or competitive products or rates;
     o the amount of insurance writtencould be adversely affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae;
     o the Company's financial condition and competitive position could be affected by legislation impacting the mortgage guaranty industry specifically and the financial services industry in general;
     o rating agencies may revise methodologies for determining the Company's financial strength ratings and may revise or withdraw the assigned ratings at any time;
     o decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings;
     o the amount of insurance written and the growth in insurance in force or risk in force as well as the performance of the Company may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, and pricing of products and services offered by the Company and its competitors;

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



     o if the Company fails to properly underwrite mortgage loans under contract underwriting service agreements, the Company may be required to assume the costs of repurchasing those loans;
     o with consolidation occurring among mortgage lenders and the Company's concentration of insurance in force generated through relationships with significant lender customers, the loss of a significant customer may have an adverse effect on earnings;
     o the Company's performance may be impacted by changes in the performance of the financial markets and general economic conditions;
     o economic downturns in regions where Triad's risk is more concentrated could have a particularly adverse effect on Triad's financial condition and loss development;
     o OFHEO risk-based capital rules could severely limit the Company's ability to compete against various types of credit protection counterparties, including "AAA" rated private mortgage insurers;
     o changes in the eligibility guidelines of Fannie Mae or Freddie Mac could have an adverse effect on the Company.

         Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposures at March 31, 2003 have not materially changed from those identified at December 31, 2002.


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

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6A. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

             99.1 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

        (b)  REPORTS ON FORM 8-K

              On April 28, 2003, the Company filed a current report on Items 7 and 9 of Form 8-K relating to the issuance of its results of operations for the first quarter ended March 31, 2003 in an earnings release.


Signatures and Certifications of the Chief Executive Officer and Chief Financial Officer of the Company


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRIAD GUARANTY INC.

Date: May 14, 2003

                                             /s/ Michael E. Crow
                                             -------------------------
                                             Michael E. Crow
                                             Vice President and Controller,
                                             Principal Accounting Officer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



May 14, 2003
                                          /s/Darryl W. Thompson
                                          -----------------------------
                                          Darryl W. Thompson
                                          President, Chief Executive Officer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



May 14, 2003
                                          /s/Ron D. Kessinger
                                          -----------------------------
                                          Ron D. Kessinger
                                          Executive Vice President and
                                             Chief Financial Officer