Form 10-Q
period 2003-06-30
TRIAD GUARANTY INC
filed 2003-08-14
CIK 911631

FORM 10-Q
                               ------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of Common Stock, $.01 par value, outstanding as of August 1, 2003: 14,328,900 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                            Page
                                                                          Number
Part I. Financial Information:

     Item 1. Financial Statements:

         Consolidated Balance Sheets as of June 30, 2003 (Unaudited)
                  and December 31, 2002.....................................  3

         Consolidated Income Statements for the Three and Six Months
                  Ended June 30, 2003 and 2002 (Unaudited).................   4

         Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2003 and 2002 (Unaudited).................   5

         Notes to Consolidated Financial Statements........................   6

     Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................  10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk....  23

     Item 4. Controls and Procedures.......................................  23

Part II. Other Information:

     Item 1. Legal Proceedings............................................   24

     Item 2. Changes in Securities and Use of Proceeds.....................  24

     Item 3. Defaults Upon Senior Securities...............................  24

     Item 4. Submission of Matters to a Vote of Security Holders...........  24

     Item 5. Other Information.............................................  24

     Item 6. Exhibits and Reports on Form 8-K..............................  24

     Signatures and Certifications of the Chief Executive Officer and Chief
                  Financial Officer of the Company........................   25

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          June 30,        December 31,
                                                                            2003             2002
                                                                         ----------       -----------
                                                                        (Unaudited)
(Dollars in thousands except per share information)

Assets
Invested assets:
     Fixed maturities, available-for-sale, at fair value..............    $339,003          $298,470
     Equity securities, available-for-sale, at fair value.............      10,911            10,808
     Short-term investments...........................................      27,202            35,303
                                                                          --------          --------
                                                                           377,116           344,581

Cash .................................................................       5,562               233
Real estate...........................................................         414             1,561
Accrued investment income.............................................       3,816             3,088
Deferred policy acquisition costs.....................................      30,239            28,997
Prepaid federal income taxes..........................................      87,723            77,786
Property and equipment................................................       9,150             9,533
Reinsurance recoverable...............................................       1,243               396
Other assets..........................................................      18,772            16,711
                                                                          --------          --------
Total assets..........................................................    $534,035          $482,886
                                                                          ========          ========

Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses...............................    $ 24,399          $ 21,360
    Unearned premiums.................................................      11,681             8,539
    Amounts payable to reinsurer......................................       2,741             3,415
    Current taxes payable.............................................       1,041               598
    Deferred income taxes.............................................     106,453            94,241
    Unearned ceding commission........................................       1,028             1,386
    Long-term debt....................................................      34,482            34,479
    Accrued interest on debt..........................................       1,275             1,275
    Accrued expenses and other liabilities............................       8,653             8,186
                                                                          --------          --------
Total liabilities.....................................................     191,753           173,479

Commitments and contingent liabilities - Note 4
Stockholders' equity:
    Preferred stock, par value $.01 per share --- authorized
       1,000,000 shares; no shares issued and outstanding.............         ---               ---
    Common stock, par value $.01 per share --- authorized
       32,000,000 shares; issued and outstanding 14,292,692 shares
       at June 30, 2003 and 14,159,601 at December 31, 2002...........         143               142
    Additional paid-in capital........................................      83,277            80,169
    Accumulated other comprehensive income, net of income
       tax liability of $7,681 at June 30, 2003 and $4,646 at
       December 31, 2002..............................................      14,245             8,634
    Deferred compensation.............................................     (1,486)             (658)
    Retained earnings.................................................     246,103           221,120
                                                                          --------          --------
Total stockholders' equity............................................     342,282           309,407
                                                                          --------          --------
Total liabilities and stockholders' equity............................    $534,035          $482,886
                                                                          ========          ========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                             Three Months Ended              Six Months Ended
                                                                   June 30                        June 30
                                                          -------------------------       ----------------------
                                                             2003            2002            2003         2002
                                                             ----            ----            ----         ----
(Dollars in thousands except per share information)
Revenue:
Premiums written:
   Direct...........................................       $ 37,878        $ 29,784        $ 71,904     $ 57,622
   Assumed..........................................              -               1               1            2
   Ceded............................................         (6,497)         (4,494)        (12,385)      (7,842)
                                                           --------        --------        --------     --------
Net premiums written................................         31,381          25,291          59,520       49,782
Change in unearned premiums.........................         (3,115)            208          (3,123)         252
                                                           --------        --------        --------     --------
Earned premiums.....................................         28,266          25,499          56,397       50,034
Net investment income...............................          4,333           3,953           8,666        7,717
Realized investment gains (losses)..................            546            (729)            765       (2,228)
Other income........................................              4              15              17           42
                                                           --------        --------        --------     --------
                                                             33,149          28,738          65,845       55,565
Losses and expenses:
Losses and loss adjustment expenses.................          5,378           2,875          10,647        5,396
Reinsurance recoveries..............................              2               4              (2)          (1)
                                                           --------        --------        --------     --------
Net losses and loss adjustment expenses.............          5,380           2,879          10,645        5,395
Interest expense on debt............................            693             693           1,386        1,386
Amortization of deferred policy acquisition costs...          4,024           3,059           7,442        6,045
Other operating expenses (net)......................          5,169           5,764          11,009       11,833
                                                           --------        --------        --------     --------
                                                             15,266          12,395          30,482       24,659
                                                           --------        --------        --------     --------
Income before income taxes .........................         17,883          16,343          35,363       30,906
Income taxes:
   Current..........................................            182             172             353          332
   Deferred.........................................          5,070           4,881          10,027        9,246
                                                           --------        --------        --------     --------
                                                              5,252           5,053          10,380        9,578
                                                           --------        --------        --------     --------
Net income..........................................       $ 12,631        $ 11,290        $ 24,983     $ 21,328
                                                           ========      ==========        ========      =======
Earnings per common and
   common equivalent share:
   Basic............................................       $    .88        $    .80        $   1.75     $   1.53
                                                           ========        ========        ========     ========
   Diluted..........................................       $    .87        $    .78        $   1.73     $   1.49
                                                           ========        ========        ========     ========
Shares used in computing earnings
   per common and common equivalent share:
   Basic............................................     14,278,727      14,115,220      14,250,145   13,976,165
                                                         ==========      ==========      ==========   ==========
   Diluted..........................................     14,451,403      14,390,101      14,425,274   14,295,372
                                                         ==========      ==========      ==========   ==========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended
                                                                        June 30
                                                               ------------------------
                                                                2003              2002
                                                                ----              ----
(Dollars in thousands)

Operating activities
Net income.................................................    $24,983          $21,328
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Loss adjustment expense and unearned premium reserves...      6,181              577
   Accrued expenses and other liabilities..................     (2,740)           5,397)
   Current taxes payable...................................        443              478
   Amounts due to/from reinsurer...........................     (1,540)            (706)
   Accrued investment income...............................       (728)              35
   Policy acquisition costs deferred.......................     (8,684)          (8,771)
   Amortization of policy acquisition costs................      7,442            6,045
   Net realized investment (gains) losses..................       (765)           2,228
   Provision for depreciation..............................      1,402            1,424
   Accretion of discount on investments....................     (2,098)          (2,137)
   Deferred income taxes...................................     10,027            9,246
   Prepaid federal income tax..............................     (9,937)          (6,806)
   Unearned ceding commission..............................       (358)            (463)
   Real estate acquired in claim settlement................      1,147             (343)
   Other assets............................................     (2,042)            (144)
   Other operating activities..............................        328              198
                                                               -------          -------
Net cash provided by operating activities..................     23,061           16,792
Investing activities
 Securities available-for-sale:
      Purchases - fixed maturities.........................    (60,359)         (46,879)
      Sales - fixed maturities.............................     34,238           24,382
      Purchases - equities.................................       (547)          (2,040)
      Sales - equities.....................................        736            1,035
   Net change in short-term investments....................      8,101            1,710
   Purchase of property and equipment......................     (1,019)          (1,050)
                                                               -------          -------
Net cash used in investing activities......................    (18,850)         (22,842)

Financing activities
Proceeds from exercise of stock options....................      1,118            5,268
                                                               -------          -------
Net cash provided by financing activities..................      1,118            5,268
                                                               -------          -------
Net change in cash ........................................      5,329             (782)
Cash at beginning of period................................        233              853
                                                               -------          -------
Cash at end of period......................................    $ 5,562          $    71
                                                               =======          =======

Supplemental schedule of cash flow information
Cash paid during the period for:
   Income taxes and United States Mortgage
     Guaranty Tax and Loss Bonds...........................    $10,401          $ 7,306
   Interest................................................    $ 1,383          $ 1,383

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

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


NOTE  2 -- ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form10-K for the year ended December 31, 2002.

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

                              TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for stock options been recognized using the fair value method on the grant date, net income and earnings per share on a pro forma basis would have been (in thousands, except for earnings per share information):


                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                        2003       2002        2003       2002
                                     ------------------------------------------
  Net income - as reported           $ 12,631   $ 11,290    $ 24,983   $ 21,328
  Net income - pro forma             $ 12,461   $ 11,079    $ 24,638   $ 20,906
  Earnings per share - as reported:
     Basic                           $   0.88   $   0.80    $   1.75   $   1.53
     Diluted                         $   0.87   $   0.78    $   1.73   $   1.49
  Earnings per share - pro forma:
     Basic                           $   0.87   $   0.78    $   1.73   $   1.50
     Diluted                         $   0.86   $   0.77    $   1.71   $   1.46


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

                              TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at June 30, 2003 and December 31, 2002, as presented below, was computed by applying the various percentage settlement options and applicable stop-loss parameters to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:

                                             June 30,         December 31,
                                               2003               2002
                                          ------------        -----------
(Dollars in thousands)
Net risk................................   $ 5,892,766        $ 5,534,420
                                           ===========        ===========
Statutory capital and surplus...........   $   120,578        $   112,874
Statutory contingency reserve...........       273,566            245,006
                                           -----------        -----------
Total...................................   $   394,144        $   357,880
                                           ===========        ===========
Risk-to-capital ratio...................     15.0-to-1          15.5-to-1
                                           ===========        ===========

     Triad and its wholly-owned subsidiaries, Triad Guaranty Assurance Corporation and Triad Re Insurance Corporation, are each required under their respective domiciliary state's insurance code to maintain a minimum level of statutory capital and surplus. Triad, an Illinois domiciled insurer, is required under the Illinois Insurance Code (the "Code") to maintain minimum statutory capital and surplus of $5 million. The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders, or (b) statutory net income for the calendar year preceding the date of the dividend.

     Net income as determined in accordance with statutory accounting principles was $33.2 million and $27.8 million for the six months ended June 30, 2003 and 2002, respectively, and $61.8 million for the year ended December 31, 2002.

     At June 30, 2003 and December 31, 2002, the amount of Triad's equity that could be paid out in dividends to stockholders was $36.9 million and $29.2 million, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

                              TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


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

LITIGATION - A class action lawsuit has been filed against the Company in the ordinary course of the Company's business alleging that contract underwriting and captive reinsurance violate the Real Estate Settlement Procedures Act. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.


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


NOTE 6 - - COMPREHENSIVE INCOME

     Comprehensive income consists of net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three months ended June 30, 2003 and 2002, the Company's comprehensive income was $17.2 million and $15.1 million, respectively. For the six months ended June 30, 2003 and 2002, the Company's comprehensive income was $30.6 million and $24.3 million, respectively.


NOTE 7 - - INCOME TAXES

     Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net income for the first six months of 2003 increased 17.1% to $25.0 million or $1.73 per diluted share compared to $21.3 million or $1.49 per diluted share in the first six months of 2002. Net income for the second quarter of 2003 increased 11.9% to $12.6 million or $0.87 per diluted share from $11.3 million or $0.78 per diluted share in the second quarter of 2002. This improvement in net income was led by a 12.7% (10.8% in the second quarter) increase in earned premiums and a 12.3% (9.6% in the second quarter) increase in net investment income. Net income for the first six months of 2003 includes $765,000, or $0.03 per diluted share, of net realized investment gains, while net income for the first six months of 2002 included $2.2 million, or $0.10 per diluted share, of net realized investment losses. For the second quarter of 2003 and 2002, net income includes $546,000 or $0.02 per diluted share of net realized investment gains and $729,000 or $0.04 per diluted share of net realized investment losses, respectively.

     Operating earnings for the first six months of 2003 increased 7.5% to $24.5 million from $22.8 million for the first six months of 2002. For the second quarter of 2003, operating earnings increased 4.4% to $12.3 million from $11.8 million in the second quarter of 2002. Operating earnings per share on a diluted basis were $1.70 for the first six months of 2003 compared to $1.59 per share for the first six months of 2002, an increase of 6.5%. For the second quarter of 2003, operating earnings per share on a diluted basis were $0.85 compared to $0.82 for the second quarter of 2002, an increase of 3.9%. Operating earnings and operating earnings per diluted share are non-GAAP measures. The Company defines operating earnings as net income excluding net realized investment gains and losses, net of related taxes. Management believes operating earnings and operating earnings per diluted share are relevant and useful information, and they are primary measurements used by management in assessing the Company's performance. Net realized investment gains and losses are dependent on market conditions, and management believes that they are not strong indicators of trends in operations. Operating earnings and operating earnings per diluted share results should not be considered as a substitute for net income prepared in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED


     The following table shows a reconciliation of net income to operating earnings, including per share data:

--------------------------------------------------------------------------------
                                        Three months ended    Six months ended
(In thousands, except per share data)       June 30,               June 30,
                                         2003       2002       2003       2002
--------------------------------------------------------------------------------
Net income                             $12,631    $11,290    $24,983    $21,328
Net realized investment (gains)
  losses, net of tax                      (355)       473      (497)      1,448
                                       -------    -------    -------    -------
Operating earnings                     $12,276    $11,763    $24,486    $22,776
                                       =======    =======    =======    =======

Diluted earnings per share               $0.87      $0.78      $1.73      $1.49
Net realized investment (gains)
  losses, net of tax, per share          (0.02)      0.04      (0.03)      0.10
                                       -------    -------    -------    -------
Operating earnings per diluted share     $0.85      $0.82      $1.70      $1.59
                                       =======    =======    =======    =======
--------------------------------------------------------------------------------


     Total insurance written was $8.6 billion for the first six months of 2003 compared to $6.2 billion for the first six months of 2002, an increase of 38.6%. For the second quarter of 2003, total insurance written was $4.9 billion compared to $3.5 billion for the comparable period of 2002, an increase of 40.6%. Total insurance written includes insurance written attributable to traditional flow production and insurance written attributable to structured bulk transactions.

     Traditional  flow  insurance  written in the first  half of 2003  increased
52.2% to $8.3 billion from $5.5 billion in the first half of 2002. For the second quarter of 2003, traditional flow insurance written increased 73.9% to $4.7 billion from $2.7 billion for the comparable period of 2002. This increase was primarily the result of expanding relationships with national lenders, strong demand for risk-sharing arrangements and other product offerings, and a lower interest rate environment that contributed to a very strong refinance market.

     Insurance written in the first six months of 2003 attributable to structured bulk transactions totaled $322 million ($186 million in the second quarter) compared to $766 million (all in the second quarter) in the first half of 2002. Structured bulk transactions are generally initiated by secondary mortgage market participants who wish to use mortgage insurance as a credit enhancement. The Company competes against other mortgage insurers as well as other forms of credit enhancement provided by capital markets for these transactions. Insurance written attributed to structured bulk transactions is likely to vary significantly from period to period due to the relatively small number of transactions that encompass this market (as opposed to the traditional flow market), competitiveness with other mortgage insurers, the attractiveness in the marketplace of mortgage insurance versus other forms of credit

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED


enhancements, and the changing loan composition and underwriting criteria of the market. Although terms vary, the bulk market can be broadly categorized into three different segments or tiers depending on the risk characteristics of the loans comprising a transaction. The loan characteristics of the three segments are: 1) predominantly high credit quality, low LTV, fully underwritten loans that may have niche characteristics such as non-conforming loan balances and geographic concentrations; 2) loans that generally have high credit quality and low to moderate LTVs that have been underwritten with reduced or streamlined documentation; and, 3) generally fully underwritten loans with credit impaired borrowers (FICO credit score less than 575). The Company has evaluated all segments of the bulk market and, as of June 30, 2003, approximately 4% of the Company's insurance in force attributable to structured bulk transactions is categorized in segment 3.

     The Company periodically enters structured transactions which have effective dates of coverage within the current reporting period; however, due to the timing of the submission of the detailed loan information, these transactions are not reflected in the Company's inforce and related account totals until loan level detail is reported to the Company. During the second quarter of 2003, the Company wrote approximately $1.0 billion of insurance written attributable to structured bulk transactions that has not been reflected in reported insurance in force and related accounts for the quarter or year-to-date due to the timing of the submission of the detailed loan information. These amounts will be reported in insurance in force and related accounts during the third quarter of 2003. The Company has, however, properly included in premium written and premium earned the respective amounts due and earned by the Company during the second quarter of 2003 related to this insurance.

     Consolidation within the mortgage origination industry and Triad's continued focus on national lenders has resulted in a greater percentage of production volume being concentrated among a smaller customer base. The Company's ten largest customers were responsible for 75% of traditional flow insurance written in the first six months of 2003 compared to 72% in the first half of 2002 and 73% in all of 2002. The Company's two largest customers generated 59% of traditional flow insurance written in the first six months of 2003 compared to 53% in the first half of 2002 and 53% in all of 2002. The loss of one or more of these major customers could have a significant adverse effect on the Company's business.

     According to industry data, Triad's national market share of net new primary insurance written, which includes insurance written on a traditional flow basis as well as that attributed to structured bulk transactions, increased to 4.3% for the first six months and 4.7% for the second quarter of 2003 compared to 3.4% and 3.2% for the respective periods of 2002. Triad's national market share of net new primary insurance written on a traditional flow basis was 5.4% for the second quarter and 5.1% for the first six months of 2003 compared to 4.1% for both respective periods of 2002. Net new primary insurance written excludes insurance placed upon loans more than 12 months after loan origination, insurance placed upon loans already covered by primary mortgage insurance, and insurance placed upon loans where lender exposure is effectively reduced below defined minimums.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED


     Total direct insurance in force reached $26.9 billion at June 30, 2003, compared to $25.4 billion at December 31, 2002, and $23.8 billion at June 30, 2002. Significant refinance activity in 2002 and in the first half of 2003 resulted in a high level of policy cancellations that substantially offset the impact that the high level of insurance written had on in force growth. As a result, insurance in force increased by only $1.5 billion in the first half of 2003, even though insurance written during the first six months was $8.6 billion.

     FICO credit scores are one of the factors used by the Company in determining credit risk. The following table presents the FICO credit score distribution of the Company's insurance in force at June 30, 2003 and December 31, 2002.

-------------------------------------------------------------------------------
                          Percent of Insurance In Force

                                     June 30, 2003       December 31, 2002
                                     -------------       -----------------


Credit score less than 575               1.0%                   0.9%

Credit score between 575 and 619         5.0%                   4.8%

Credit score greater than 619            94.0%                 94.3%
-------------------------------------------------------------------------------


As the table shows, the Company insures some loans that have FICO credit scores below 575. The Company believes that these loans have a higher probability of loss than a loan with a FICO credit score of 575 or greater. The Company does not expect loans with FICO scores less than 575 to become a significant portion of its insurance in force and currently only insures these loans with existing lender customers.

     Total direct premiums written were $71.9 million for the first six months of 2003, an increase of 24.8% from $57.6 million for the comparable period of 2002. Direct premiums written for the second quarter of 2003 increased 27.2% to $37.9 million from $29.8 million in the second quarter of 2002. Net premiums written increased by 19.6% to $59.5 million in the first six months of 2003 from $49.8 million for the comparable period of 2002. Net premiums written for the second quarter of 2003 increased 24.1% to $31.4 million from $25.3 million in the second quarter of 2002.

     The difference between direct premiums written and net premiums written is primarily attributable to ceded premium. Driven by an increase in insurance subject to lender risk-sharing arrangements, ceded premiums written increased 57.9% to $12.4 million for the first six months of 2003 from $7.8 million for the first six months of 2002. Ceded premiums written in the second quarter of 2003 were $6.5 million compared to $4.5 million for the same period of 2002, an increase of 44.6%. The Company also continues to maintain $125 million of excess of loss reinsurance coverage for which the payment is included in ceded premium written. The Company's premium cede rate (the ratio of ceded premiums written to total direct premiums written) was 17.2% in both the first half and in the

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED


second quarter of 2003 compared to 13.6% in the first half of 2002 and 15.1% in the second quarter of 2002. The Company's premium cede rate for captive reinsurance (the ratio of ceded premiums written under captive reinsurance arrangements to total direct premiums written) was 14.7% in the first six months of 2003 (14.9% in the second quarter) compared to 11.6% in the first six months of 2002 (12.2% in the second quarter). The average premium cede rate for direct premiums written subject to the Company's captive reinsurance arrangements was 34.2% for the first six months of 2003 (35.4% in the second quarter) compared to 36.3% in the first six months of 2002 (36.1% in the second quarter). Approximately 46% of flow insurance written (44% of total insurance written including structured bulk transactions) during the first half of 2003 is subject to risk-sharing arrangements compared to 50% of flow insurance written (44% including structured bulk transactions) in the same period of 2002. Through June 30, 2003, insurance written attributable to structured bulk transactions has not been subject to captive mortgage reinsurance or other risk-sharing arrangements. Approximately 48% of direct insurance in force is subject to risk-sharing arrangements at June 30, 2003, compared to 41% at June 30, 2002. This increase in insurance in force subject to risk-sharing arrangements is due primarily to the increased market penetration of the Company's risk-sharing arrangements and the high level of refinance activity during the past twelve months, as policies that were previously not subject to risk-sharing arrangements refinanced and new policies issued were subject to risk-sharing arrangements. Management anticipates ceded premiums will continue to increase as a result of the expected increase in risk-sharing programs.

         Under the Company's excess of loss lender risk-sharing arrangements, the reinsurer may elect a risk band with a flexible entry and exit point. One of the Company's competitors announced that effective April 1, 2003, it will not participate in excess of loss risk-sharing arrangements where the net premium cede rate is greater than 25% ("deep ceded"). The Company believes that its risk-sharing arrangements provide valuable reinsurance protection and potentially reduce the risk of volatility in the Company's earnings. The Company plans to continue to participate in excess of loss risk-sharing arrangements, including deep ceded arrangements. It is uncertain at this time what impact, if any, the competitor's decision to not participate in deep ceded excess of loss risk-sharing arrangements will have on the Company's direct insurance in force subject to risk-sharing arrangements and the Company's market share.

     Earned premiums increased 12.7% to $56.4 million for the first six months of 2003 from $50.0 million for the comparable period of 2002. Earned premiums for the second quarter of 2003 increased 10.8% to $28.3 million from $25.5 million in the second quarter of 2002. The variance between net written premiums and earned premiums is due to the significant writings of the Company's annual premium product for the quarter and the related increase to the unearned premium reserve. The Company's unearned premium liability increased to $11.7 million at June 30, 2003 from $8.6 million at March 31, 2003. Direct written premium from the annual premium product represented 17.5% of direct premium written for the second quarter of 2003 compared to 5.4% for the respective quarter of 2002. The growth in written and earned premiums resulted from strong levels of new insurance written offset by the impact of a declining persistency rate due to a high level of mortgage refinancings and by the increase in ceded premiums.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED


     Reflecting the record low interest rate environment in place during the first half of 2003, refinance activity increased to 56.3% of total insurance written (56.0% excluding structured bulk transactions) in the first six months of 2003 from 39.9% of total insurance written (40.1% excluding structured bulk transactions) in the first six months of 2002. Refinance activity was 55.3% of total insurance written (55.1% excluding structured bulk transactions) in the second quarter of 2003 compared to 33.0% of total insurance written (31.4% excluding structured bulk transactions) in the same period of 2002. Persistency, or the percentage of insurance in force remaining from 12 months prior, was 54.6% at June 30, 2003 compared to 60.9% at December 31, 2002, and 62.4% at June 30, 2002. The high level of refinance activity and the resulting decrease in persistency is reflective of the low interest rate environment that has been in place during the past year. Low persistency results in an acceleration of the amortization of deferred policy acquisition costs and a reduction in renewal premiums. The annualized quarterly persistency run rate for the second quarter of 2003 was 33.6% compared to 50.8% for the first quarter of 2003 and 65.5% for the second quarter of 2002.

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

     Net investment income for the first six months of 2003 was $8.7 million, a 12.3% increase over $7.7 million in the first six months of 2002. Net investment income for the second quarter of 2003 was $4.3 million compared to $4.0 million in second quarter of 2002, an increase of 9.6%. This increase is the result of growth in the average book value of invested assets by $57.0 million to $343.8 million at June 30, 2003 from $286.8 million at June 30, 2002, which is attributable to the investment of normal operating cash flow. The pre-tax yield on average invested assets, calculated on the basis of amortized cost, decreased to 5.0% for the first six months of 2003 compared to 5.4% for the first six months of 2002. The portfolio's tax-equivalent yield-to-maturity was 7.5% for the first half of 2003 versus 7.9% for the first half of 2002. The decrease in yields reflects the low interest rate environment for new money investments made over the past several quarters and the disposal of a number of higher yielding securities during the past twelve months to enhance the overall quality of the portfolio. The portfolio's yield was also affected by a higher percentage of the fixed income portfolio invested in municipal securities. Based on fair value, approximately 83% and 77% of the Company's fixed maturity portfolio at June 30, 2003 and 2002, respectively, was composed of state and municipal tax-preferred securities. Both at June 30, 2003 and June 30, 2002, approximately 95% of the

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED


Company's fixed maturity portfolio, based on fair value, was either a U.S. government or U.S. agency obligation or was rated investment grade by at least one nationally recognized securities rating organization. U.S. government, U.S. agency, and investment grade securities generally have a lower yield, in return for less default risk, than securities rated below investment grade.

     The Company reported $765,000 of net realized investment gains in the first six months of 2003 and $2.2 million of net realized investment losses in the same period of 2002. For the second quarter of 2003, the Company reported $546,000 of net realized investment gains compared to $729,000 of reported net realized investment losses in the second quarter of 2002. The Company actively monitors investment securities considered to be at risk for impairment. When the Company determines that a decline in the value of a security below its amortized cost is other-than-temporary, an impairment loss has occurred. In the event of impairment, the Company writes down the cost basis of the security to its fair value and recognizes a realized loss for the amount of the writedown. Net realized gains of $765,000 during the second half of 2003 included approximately $600,000 of impairment writedowns. Net realized gains of $546,000 during the second quarter of 2003 included an impairment writedown on a bond of approximately $175,000.

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 97.3% in the first half of 2003 to $10.6 million from $5.4 million for the same period of 2002. Net losses and loss adjustment expenses were $5.4 million in the second quarter of 2003 compared to $2.9 million in the second quarter of 2002, an increase of 86.8%. This rise reflects an increase in paid losses and delinquent loans as the Company's insurance in force grows and the condition of the economy remains weak. Net paid losses and loss adjustment expenses were $7.6 million in the first six months of 2003 compared to $4.6 million in the first six months of 2002. Net paid losses and loss adjustment expenses were $4.0 million in the second quarter of 2003, up from $2.4 million in the second quarter of 2002. Average severity (direct paid losses divided by number of claims paid) for the first six months of 2003 was approximately $22,000 compared with $22,500 for the respective period of 2002. The Company's loss ratio (the ratio of incurred losses to earned premiums) was 18.9% for the first half of 2003 compared to 10.8% for the first half of 2002 and 13.4% for all of 2002. The loss ratio was 19.0% in the second quarter of 2003 and 11.3% for the second quarter of 2002.

     As of June 30, 2003, approximately 88% of the Company's insurance in force was originated in the last 36 months compared to 78% at June 30, 2002. Management believes, based upon its experience and industry data, that claims incidence for traditional flow business is generally highest in the third through sixth years after loan origination. Furthermore, management believes that the period of highest claim incidence for business attributable to structured bulk transactions is earlier than that for traditional flow business. The Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Furthermore, changes in the economic environment could accelerate paid and incurred loss development. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is difficult to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED


     Amortization of deferred policy acquisition costs increased by 23.1% to $7.4 million in the first six months of 2003 from $6.0 million for the first six months of 2002. These costs increased 31.5% in the second quarter of 2003 to $4.0 million from $3.1 million in the second quarter of 2002. The increase in amortization reflects growth in deferred policy acquisition costs related to the expansion of the Company's insurance in force and accelerated amortization due to higher cancellations from refinance activity in the first half of 2003. The Company's model calculates the amortization of deferred policy acquisition costs separately for each book year. The model accelerates the amortization of deferred policy acquisition costs through a dynamic adjustment when persistency for a book year is lower than a historical baseline level in order to match the amortization expense with the life of the policies on which the acquisition costs were originally deferred. Low persistency levels during the first six months of 2003 and 2002 resulted in additional amortization of deferred policy acquisition costs through dynamic adjustments totaling $1.2 million in the first half of 2003 ($922,000 in the second quarter) and $431,000 in the first half of 2002 ($305,000 in the second quarter).

     Other operating expenses decreased 7.0% to $11.0 million for the first half of 2003 from $11.8 million for the same period of 2002. For the second quarter of 2003, other operating expenses were $5.2 million compared to $5.8 million in the second quarter of 2002, a decrease of 10.3%. The decline in other operating expenses is primarily the result of operational efficiencies achieved through the use of technology. The Company has made substantial investments in technology that allows increased insurance writings without a proportional increase in operating expenses. The expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for the first half of 2003 was 31.0% compared to 35.9% for the first half of 2002 and 34.6% for all of 2002. The expense ratio for the second quarter of 2003 was 29.3% compared to 34.9% in the second quarter of 2002. The improvement in the expense ratios was impacted by both positive expense development and the increase in net written premium which was affected by increased production of the annual premium product.

     The effective tax rate for the first six months of 2003 was 29.4% compared to 31.0% for the first six months of 2002. The effective tax rate for the second quarter of 2002 was 29.4% compared to 30.9% for the second quarter of 2002. The decrease in the effective tax rate is due primarily to an increase in tax-exempt interest resulting from a higher percentage of assets being invested in tax-preferred securities. Management expects the Company's effective tax rate to remain near current levels or decline slightly as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, operating expenses, and taxes.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED


     The Company generated positive cash flow from operating activities for the first half of 2003 of $23.1 million compared to $16.8 million for the same period of 2002. The increase in operating cash flow in the first half of 2003 reflects the growth in premiums and investment income and a decrease in underwriting expenses paid offset partially by an increase in losses paid. The Company's business does not routinely require significant capital expenditures other than for enhancements to its computer systems and technological capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

     The parent company's cash flow is dependent on interest income and payments from Triad including management fees and interest payments under surplus notes. The Illinois Insurance Department permits expenses of the parent company to be reimbursed by Triad in the form of management fees. Payment of dividends is also permitted, although none have been paid to date.

     The insurance laws of the State of Illinois impose certain restrictions on dividends that Triad can pay the parent company. These restrictions, based on statutory accounting principles, include requirements that dividends may be paid only out of statutory earned surplus and that limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department.

     Consolidated invested assets were $377.1 million at June 30, 2003 compared to $344.6 million at December 31, 2002. Fixed maturity securities and equity securities classified as available-for-sale totaled $349.9 million at June 30, 2003 compared to $309.3 million at December 31, 2002. Contributing to this increase in invested assets and securities classified as available-for-sale was an increase in net unrealized investment gains on fixed maturity securities from year-end levels and a net unrealized investment gain on equity securities at June 30, 2003 compared to a net unrealized investment loss at year-end. Net unrealized investment gains on fixed maturity securities were $21.3 million at June 30, 2003 compared to $13.7 million at December 31, 2002. Net unrealized investment gains on equity securities were $589,000 at June 30, 2003 compared to a net unrealized investment loss of $458,000 at December 31, 2002. Based on fair value, the fixed maturity portfolio consisted of approximately 83% municipal securities, 14% corporate securities, and 3% U.S. government obligations at June 30, 2003 compared to a composition of 81% municipal securities, 15% corporate securities, and 4% U.S. government obligations at December 31, 2002.

     The Company's loss and loss adjustment expense reserves were $24.4 million at June 30, 2003 compared to $21.4 million at December 31, 2002. Loss and loss adjustment expense reserves are established for all insured loans reported as delinquent to the Company by the loan servicer. Reserves also are established for estimated losses incurred on notices of default not yet reported by the servicer. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. The growth in loss reserves is the result of the increase in reported

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED


defaults. The Company expects loss reserves and the number of flow and bulk loans in default to continue to grow, reflecting the growth and aging of its insurance in force.

         The following table shows default statistics as of June 30, 2003 and December 31, 2002:

-------------------------------------------------------------------------------

                                                   Default Statistics

                                                        June 30    December 31
                                                           2003           2002
                                                           ----           ----
Number of insured loans in force......................  205,046        190,480
Number of loans in default............................    3,351          2,379
Percentage of loans in default (default rate).........    1.63%          1.25%
Number of insured loans in force excluding bulk loans.  189,161        171,723
Number of loans in default excluding bulk loans.......    2,510          2,120
Percentage of loans in default excluding bulk loans...    1.33%          1.23%
Number of bulk loans in force.........................   15,885         18,757
Number of bulk loans in default.......................      841            259
Percentage of bulk loans in default...................    5.29%          1.38%

-------------------------------------------------------------------------------

     The number of loans in default includes all reported delinquencies that are three or more payments in arrears at the reporting date and all reported delinquencies that were previously three or more payments in arrears and have not made payments to the current due date. While the default rate for traditional flow business remained relatively flat between periods, the increase in the default rate for bulk loans is partially due to a change in servicers for certain bulk policies that resulted in a delay in the reporting of delinquencies to the Company in the fourth quarter of 2002. The Company had established an incurred but not reported reserve amount for this estimated exposure in the fourth quarter of 2002. Also contributing to the increase in the default rate for bulk loans is the decline in the number of bulk policies in force as a result of significant refinance activity that was not accompanied by a substantial amount of new writings as that experienced with traditional flow business. The number of policies in force is the denominator in the default rate calculation and, all else being equal, a decline in this number results in a higher default rate. The default occurrence for both traditional flow business and structured bulk business is consistent with management's expectation.

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

     Total stockholders' equity increased to $342.3 million at June 30, 2003 from $309.4 million at December 31, 2002. This increase resulted primarily from net income of $25.0 million for the first half of 2003 and from an increase in unrealized gains on investments, net of tax, of $5.6 million.

     Triad's total statutory policyholders' surplus increased to $120.6 million at June 30, 2003 from $112.9 million at December 31, 2002. Triad's statutory earned surplus increased to $36.9 million at June 30, 2003 from $29.2 million at December 31, 2002. The increase in Triad's statutory policyholders' surplus and statutory earned surplus resulted, primarily, from statutory net income of $33.2 million which exceeded the net increase in the statutory contingency reserve of $28.6 million. The balance in the statutory contingency reserve was $273.6 million at June 30, 2003 compared to $245.0 million at December 31, 2002.

     Triad's ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of June 30, 2003, Triad's risk-to-capital ratio was 15.0-to-1 compared to 15.5-to-1 at December 31, 2002, and to 11.1-to-1 for the industry as a whole at December 31, 2001, the latest industry data available. The risk-to-capital ratio is calculated using net risk in force, which takes into account risk ceded under reinsurance arrangements including captive risk-sharing arrangements, as the numerator and statutory capital, which includes statutory policyholders' surplus and the balance in the contingency reserve, as the denominator. The decrease in Triad's risk-to-capital ratio is due to a higher growth rate in statutory capital than that in net risk in force.

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

     The Office of Federal Housing Enterprise Oversight (OFHEO) issued its risk-based capital rules for Fannie Mae and Freddie Mac in the first quarter of 2002. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a "AAA" rated private mortgage insurer than for insurance from a "AA" rated private mortgage insurer. The phase-in period for the new rules is ten years. The Company does not believe the new rules had an adverse impact on it in the first half of 2003 nor that the new rules will have a significant adverse impact on the Company in the future. However, if the new capital guidelines result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, the Company's financial condition could be significantly harmed.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward-looking statements relating to future plans, expectations, and performance which involve various risks and uncertainties, including but not limited to the following:

       o  interest rates may increase or decrease from their current levels;
       o housing transactions requiring mortgage insurance may decrease for many reasons including changes in interest rates or economic conditions;
       o the Company's market share may change as a result of changes in underwriting criteria or competitive products or rates;
       o the amount of insurance written could be adversely affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae;
       o the Company's financial condition and competitive position could be affected by legislation impacting the mortgage guaranty industry specifically and the financial services industry in general;
       o rating agencies may revise methodologies for determining the Company's financial strength ratings and may revise or withdraw the assigned ratings at any time;
       o decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings;

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED


       o the amount of insurance written and the growth in insurance in force or risk in force as well as the performance of the Company may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, and pricing of products and services offered by the Company and its competitors;
       o if the Company fails to properly underwrite mortgage loans under contract underwriting service agreements, the Company may be required to assume the costs of repurchasing those loans;
       o with consolidation occurring among mortgage lenders and the Company's concentration of insurance in force generated through relationships with significant lender customers, the loss of a significant customer may have an adverse effect on earnings;
       o  the  Company's   performance   may  be  impacted  by  changes  in  the
          performance of the financial markets and general economic conditions;
       o  economic  downturns in regions where Triad's risk is more concentrated could have a particularly adverse effect on Triad's financial condition and loss development;
       o OFHEO risk-based capital rules could severely limit the Company's ability to compete against various types of credit protection counterparties, including "AAA" rated private mortgage insurers;
       o changes in the eligibility guidelines of Fannie Mae or Freddie Mac could have an adverse effect on the Company;
       o proposed regulation by the Department ofHousing and Urban Development to exclude packages of real estate settlement services, which may include any required mortgage insurance premium paid at closing, from the anti-referral provisions of the Real Estate Settlement Procedures Act could adversely affect the Company's earnings.

     Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RIsk

     The Company's market risk exposures at June 30, 2003 have not materially changed from those identified at December 31, 2002.


ITEM 4.       CONTROLS AND PROCEDURES


     Within the 90 days prior to the filing date of this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act of 1934, Rule 13a-15. The evaluation was conducted under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 22, 2003. Shares entitled to vote at the Annual Meeting totaled 14,272,494 of which 13,854,764 shares were represented at the meeting.

     The following six directors were elected at the Annual Meeting. Also shown are the number of shares cast for and authorization withheld for each nominee.

        Name of Nominee           Number of Votes for    Authorization withheld
        ---------------           -------------------   -----------------------
        Robert T. David                     13,809,028                45,736

        Michael A. F. Roberts               13,787,291                67,473

        William T. Ratliff, III             13,581,615               273,149

        Richard S. Swanson                  13,788,791                65,973

        Darryl W. Thompson                  10,953,803             1,923,846

        David W. Whitehurst                 10,747,446             3,107,318


ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS

          99.1 Certification of Periodic  Financial Report Pursuant to 18 U.S.C.
               Section 1350

   (b) REPORTS ON FORM 8-K
               On July 23, 2003, the Company filed a current report on Items 7 and 9 of Form 8-K relating to the issuance of its results of operations for the second quarter ended June 30, 2003 in an earnings release.

Signatures and Certifications of the Chief Executive Officer and Chief Financial Officer of the Company


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TRIAD GUARANTY INC.
                                         -------------------

Date: August 14, 2003

                                          /s/ Michael R. Oswalt
                                          ---------------------
                                          Michael R. Oswalt
                                          Senior Vice President and Treasurer,
                                          Principal Accounting Officer

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



         August 14, 2003

                                             /s/ Darryl W. Thompson
                                             -----------------------
                                             Darryl W. Thompson
                                             President, Chief Executive Officer

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



         August 14, 2003

                                          /s/ Ron D. Kessinger
                                          ----------------------
                                          Ron D. Kessinger
                                          Executive Vice President and
                                          Chief Financial Officer