Form 10-Q
period 2003-09-30
TRIAD GUARANTY INC
filed 2003-11-14
CIK 911631

FORM 10-Q
                               ------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as described in Exchange Act Rule 12b-2) Yes /X/ No/ /

Number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2003: 14,431,138 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                           Page
                                                                         Number
Part I. Financial Information:

      Item 1. Financial Statements:

      Consolidated Balance Sheets as of September 30, 2003 (Unaudited)
               and December 31, 2002........................................  3

      Consolidated Statements of Income for the Three and Nine Months
               Ended September 30, 2003 and 2002 (Unaudited)...............   4

      Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2003 and 2002 (Unaudited)...............   5

      Notes to Consolidated Financial Statements...........................   6

      Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................   9

      Item 3. Quantitative and Qualitative Disclosures about Market Risk...  21

      Item 4. Controls and Procedures......................................  21

Part II. Other Information:

      Item 1. Legal Proceedings...........................................   22

      Item 2. Changes in Securities and Use of Proceeds....................  22

      Item 3. Defaults Upon Senior Securities..............................  22

      Item 4. Submission of Matters to a Vote of Security Holders.......... .22

      Item 5. Other Information............................................  22

      Item 6. Exhibits and Reports on Form 8-K.............................  22

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                               September 30       December 31
(Dollars in thousands except per share information)                                2003              2002
                                                                               -------------     ------------
                                                                               (Unaudited)
Assets
Invested assets:
     Fixed maturities, available-for-sale, at fair value                       $  325,173         $  298,470
    Equity securities, available-for-sale, at fair value                           12,207             10,808
    Short-term investments                                                         48,337             35,303
                                                                               ----------         ----------
                                                                                  385,717            344,581

Cash                                                                                4,271                233
Real estate                                                                           211              1,561
Accrued investment income                                                           3,982              3,088
Deferred policy acquisition costs                                                  29,864             28,997
Prepaid federal income taxes                                                       92,691             77,786
Property and equipment                                                              9,242              9,533
Reinsurance recoverable                                                             1,047                396
Other assets                                                                       22,742             16,711
                                                                               ----------         ----------
Total assets                                                                   $  549,767         $  482,886
                                                                               ==========         ==========

Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses                                        $   25,522         $   21,360
    Unearned premiums                                                              14,516              8,539
    Amounts payable to reinsurer                                                    3,041              3,415
    Current taxes payable                                                           1,221                598
    Deferred income taxes                                                         108,154             94,241
    Unearned ceding commission                                                        849              1,386
    Long-term debt                                                                 34,484             34,479
    Accrued interest on debt                                                          584              1,275
    Accrued expenses and other liabilities                                          6,256              8,186
                                                                               ----------         ----------
Total liabilities                                                                 194,627            173,479
Commitments and contingent liabilities - Note 4 Stockholders' equity:
    Preferred stock, par value $.01 per share --- authorized
      1,000,000 shares; no shares issued and outstanding                              ---                ---
    Common stock, par value $.01 per share --- authorized
      32,000,000 shares; issued and outstanding 14,430,395 shares
      at September 30, 2003 and 14,159,601 shares at December 31, 2002                144                142
    Additional paid-in capital                                                     87,244             80,169
    Accumulated other comprehensive income, net of income tax
      liability of $5,603 at September 30, 2003 and $4,646 at
      December 31, 2002                                                            10,406              8,634
    Deferred compensation                                                          (1,304)              (658)
    Retained earnings                                                             258,650            221,120
                                                                               ----------         ----------
Total stockholders' equity                                                        355,140            309,407
                                                                               ----------         ----------
Total liabilities and stockholders' equity                                     $  549,767         $  482,886
                                                                               ==========         ==========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30                    September 30
                                                          ----------------------------    ---------------------------
                                                              2003              2002          2003            2002
                                                          -----------     -----------     -----------     -----------
(Dollars in thousands except per share information)
Revenue:
Premiums written:
   Direct                                                 $    40,448     $    33,199     $  112,352      $    90,821
   Assumed                                                          -               1               2               3
   Ceded                                                       (7,329)         (4,919)        (19,715)        (12,761)
                                                          -----------     -----------     -----------     -----------
Net premiums written                                           33,119          28,281          92,639          78,063
Change in unearned premiums                                    (2,796)           (930)         (5,918)           (678)
                                                          -----------     -----------     -----------     -----------
Earned premiums                                                30,323          27,351          86,721          77,385

Net investment income                                           4,229           4,156          12,895          11,873
Net realized investment (losses) gains                            763            (446)          1,528          (2,674)
Other income                                                        4              15              20              57
                                                          -----------     -----------     -----------     -----------
                                                               35,319          31,076         101,164          86,641
                                                          -----------     -----------     -----------     -----------
Losses and expenses:
Losses and loss adjustment expenses                             6,056           4,390          16,703           9,787
Reinsurance recoveries                                             (3)              2              (5)              -
                                                          -----------     -----------     -----------     -----------
Net losses and loss adjustment expenses                         6,053           4,392          16,698           9,787

Interest expense on debt                                          693             693           2,079           2,078
Amortization of deferred policy acquisition costs               5,315           3,377          12,757           9,423
Other operating expenses (net of acquisition costs
   deferred)                                                    5,528           5,587          16,537          17,420
                                                          -----------     -----------     -----------     -----------
                                                               17,589          14,049          48,071          38,708
                                                          -----------     -----------     -----------     -----------
Income before income taxes                                     17,730          17,027          53,093          47,933
Income taxes:
   Current                                                        181             167             534             499
   Deferred                                                     5,002           5,095          15,029          14,341
                                                          -----------     -----------     -----------     -----------
                                                                5,183           5,262          15,563          14,840
                                                          -----------     -----------     -----------     -----------
Net income                                                $    12,547     $    11,765     $    37,530     $    33,093
                                                          ===========     ===========     ===========     ===========
Earnings per common and common equivalent share:
   Basic
                                                          $       .87     $       .83     $      2.63     $      2.36
                                                          ===========     ===========     ===========     ===========
   Diluted
                                                          $       .86     $       .82     $      2.59     $      2.31
                                                          ===========     ===========     ===========     ===========
Shares used in computing earnings per common and
   common equivalent share:
   Basic                                                   14,352,980      14,139,212      14,284,781      14,031,088
                                                          ===========     ===========     ===========     ===========
   Diluted                                                 14,558,548      14,373,988      14,470,056      14,322,151
                                                          ===========     ===========     ===========     ===========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                 September 30
                                                                          ------------------------
(Dollars in thousands)                                                       2003           2002
                                                                          ---------      ---------
Operating activities
Net income                                                                $  37,530      $  33,093
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Loss, loss adjustment expenses and unearned premium reserves             10,139          2,841
    Accrued expenses and other liabilities                                   (1,930)        (4,314)
    Current taxes payable                                                       623            619
    Amounts due to/from reinsurer                                            (1,084)          (236)
    Accrued investment income                                                  (894)           (87)
    Policy acquisition costs deferred                                       (13,624)       (12,712)
    Amortization of policy acquisition costs                                 12,757          9,423
    Net realized investment losses (gains)                                   (1,528)         2,674
    Provision for depreciation                                                2,132          2,138
    Accretion of discount on investments                                     (2,852)        (3,389)
    Deferred income taxes                                                    15,029         14,341
    Prepaid federal income taxes                                            (14,905)       (10,907)
    Unearned ceding commission                                                 (537)          (702)
    Real estate acquired in claim settlement                                  1,350           (824)
    Accrued interest on debt                                                   (691)          (691)
    Other assets                                                             (2,517)          (813)
    Other operating activities                                                  512            298
                                                                          ---------      ---------
Net cash provided by operating activities                                    39,510         30,752

Investing activities
Securities available-for-sale:
  Purchases - fixed maturities                                              (82,157)       (62,700)
  Sales - fixed maturities                                                   58,538         34,376
  Purchases - equities                                                       (1,744)        (2,140)
  Sales - equities                                                              914          1,625
Net change in short-term investments                                        (13,034)        (6,055)
Purchases of property and equipment                                          (1,842)        (1,252)
                                                                          ---------      ---------
Net cash used in investing activities                                       (39,325)       (36,146)

Financing activities
Proceeds from exercise of stock options                                       3,853          5,372
                                                                          ---------      ---------
Net cash provided by financing activities                                     3,853          5,372
                                                                          ---------      ---------
Net change in cash                                                            4,038            (22)
Cash at beginning of period                                                     233            853
                                                                          ---------      ---------
Cash at end of period                                                     $   4,271      $     831
                                                                          =========      =========

Supplemental schedule of cash flow information
 Cash paid during the period for:
  Income taxes and United States Mortgage Guaranty
    Tax and Loss Bonds                                                    $  15,723      $  11,536
  Interest                                                                    2,765          2,765

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

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


NOTE  2 -- ACCOUNTING POLICIES AND BASIS OF PRESENTATION

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form10-K for the year ended December 31, 2002.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for stock options been recognized using the fair value method on the grant date, net income and earnings per share on a pro forma basis would have been (in thousands, except for earnings per share information):


                                     Three Months Ended    Nine Months Ended
                                         September 30,       September 30,
                                     ------------------    -----------------
                                        2003      2002      2003       2002
                                     ----------------------------------------

  Net income - as reported           $ 12,547  $ 11,765   $ 37,530   $ 33,093
  Net income - pro forma             $ 12,408  $ 11,565   $ 37,046   $ 32,471
  Earnings per share - as reported:
     Basic                           $  0.87   $   0.83   $  2.63    $   2.36
     Diluted                         $  0.86   $   0.82   $  2.59    $   2.31
  Earnings per share - pro forma:
     Basic                           $  0.86   $   0.82   $  2.59    $   2.31
     Diluted                         $  0.85   $   0.80   $  2.56    $   2.27

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

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

INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at September 30, 2003 and December 31, 2002, as presented below, was computed by applying the various percentage settlement options and applicable stop-loss parameters to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows:

                                             September 30,    December 31,
                                                 2003             2002
                                             -----------      ----------
(Dollars in thousands)
Net risk.................................    $ 6,209,900      $ 5,534,420
                                             ===========      ===========
Statutory capital and surplus............    $   122,401      $  112,874

Statutory contingency reserve............        289,503         245,006
                                             -----------      ----------
Total....................................    $   411,904       $ 357,880
                                             ===========      ===========
Risk-to-capital ratio....................      15.1-to-1       15.5-to-1
                                             ===========      ===========

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

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


     Net income as determined in accordance with statutory accounting principles was $51.0 million and $44.7 million for the nine months ended September 30, 2003 and 2002, respectively, and $61.8 million for the year ended December 31, 2002.

     At September 30, 2003 and December 31, 2002, the amount of Triad's equity that could be paid out in dividends to stockholders was $38.7 million and $29.2 million, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

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


NOTE 6 - - COMPREHENSIVE INCOME

     Comprehensive income consists of net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three months ended September 30, 2003 and 2002, the Company's comprehensive income was $8.7 million and $19.3 million, respectively. For the nine months ended September 30, 2003 and 2002, the Company's comprehensive income was $39.3 million and $43.6 million, respectively.


NOTE 7 - - INCOME TAXES

     Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds.

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position, and results of operations for the three month and nine month periods ended September 30, 2003, as compared to the same periods in 2002 of Triad Guaranty Inc. The discussion supplements Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1 in Form 10-K and should be read in conjunction with the interim financial statements and notes contained herein.

RESULTS OF OPERATIONS

     Net income for the first nine months of 2003 increased 13.4% to $37.5 million or $2.59 per diluted share compared to $33.1 million or $2.31 per diluted share in the first nine months of 2002. Net income for the third quarter of 2003 increased 6.6% to $12.5 million or $0.86 per diluted share from $11.8 million or $0.82 per diluted share in the third quarter of 2002. This improvement in net income was led by an increase in earned premiums partially offset by increases in net losses and loss adjustment expenses and amortization of deferred policy acquisition costs. Net income for the first nine months of 2003 includes $1.5 million of net realized investment gains while net income for the first nine months of 2002 included $2.7 million of net realized investment losses. For the third quarter of 2003 and 2002, net income includes $763,000 of net realized investment gains and $446,000 of net realized investment losses, respectively.

PRODUCTION AND IN FORCE

     Total insurance written was $15.3 billion for the first nine months of 2003 compared to $9.7 billion for the first nine months of 2002, an increase of 57.7%. For the third quarter of 2003, total insurance written was $6.7 billion compared to $3.5 billion for the comparable period of 2002, an increase of 91.9%. Total insurance written includes insurance written attributable to traditional flow production and to structured bulk transactions.

     Traditional flow insurance written in the first nine months of 2003 increased 57.9% to $13.3 billion from $8.4 billion in the first nine months of 2002. For the third quarter of 2003, traditional flow insurance written increased 68.3% to $5.0 billion from $3.0 billion for the comparable period of 2002. This increase was primarily the result of expanding relationships with national lenders, strong demand for risk-sharing arrangements and other product offerings, and a lower interest rate environment that contributed to a very strong refinance market.

     Insurance written in the first nine months of 2003 attributable to structured bulk transactions totaled $1.9 billion ($1.6 billion in the third quarter) compared to $1.2 billion ($478 million in the third quarter) in the first nine months of 2002. Structured bulk transactions are generally initiated by secondary mortgage market participants who wish to use mortgage insurance as a credit enhancement. The Company competes against other mortgage insurers as well as other forms of credit enhancement provided by capital markets for these transactions. Insurance written attributed to structured bulk transactions is likely to vary significantly from period to period due to the relatively small number of transactions that encompass this market (as opposed to the traditional flow market), competitiveness with other mortgage insurers, the attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancements, and the changing loan composition and underwriting criteria of the market. Although terms vary, the bulk market can be broadly categorized into three different segments or tiers depending on the risk characteristics of the

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED

loans comprising a transaction. The loan characteristics of the three segments are: 1) predominantly high credit quality, low LTV, fully underwritten loans that may have niche characteristics such as non-conforming loan balances and concentrations such as geography, transaction purpose or occupancy type; 2) loans that generally have high credit quality and low to moderate LTVs that have been underwritten with reduced or streamlined documentation; and, 3) generally fully underwritten loans with credit impaired borrowers (FICO credit score less than 575). In general, the Company believes that its bulk business originated in segments 2 and 3 will report a higher default rate than its flow business. However, the Company believes that the lower LTV's associated with its bulk business will ultimately generate proportionately lower claim rates and lower levels of severity than its flow business. The Company enters into bulk transactions primarily in the first two segments mentioned above. At September 30, 2003, approximately 5% of the Company's insurance in force attributable to structured bulk transactions is categorized in segment 3.

     The Company periodically enters into structured transactions involving loans that have insurance effective dates within the current reporting period but for which detailed loan information regarding the insured loans is not provided by the issuer of the transaction until later. When this occurs, the Company accrues due premium in the reporting period based on each loan's insurance effective date; however, the loans are not reflected in the Company's inforce, insurance written, and related data totals (collectively referred to as "statistical account totals") until the loan level detail is reported to the Company. Approximately $1.0 billion of the $1.6 billion of insurance written attributable to structured bulk transactions in the third quarter of 2003 had effective dates of coverage in the second quarter of 2003 but due to this delay in the reporting of detailed loan information regarding the insured loans, the loans were not reflected in the Company's statistical account totals until the third quarter. At September 30, 2003, the Company had approximately $1.2 billion of structured transactions with effective dates within the third quarter for which loan level detail had not been received and therefore are not included in the statistical account totals herein. These amounts will be reported in the statistical account totals during the fourth quarter of 2003 once loan level detail is provided to the Company by the issuer of the transaction. The Company has properly included in premium written and premium earned the respective amounts due and earned by the Company during the third quarter of 2003 related to this insurance.

     Consolidation within the mortgage origination industry and Triad's continued focus on national lenders have resulted in a greater percentage of production volume being concentrated among a smaller customer base. The Company's ten largest customers were responsible for 75% of traditional flow insurance written in the first nine months of 2003 compared to 73% in all of 2002. The Company's two largest customers generated 58% of traditional flow insurance written in the first nine months of 2003 compared to 53% in all of 2002. The loss of one or more of these major customers could have a significant adverse effect on the Company's business.

     According to industry data, Triad's national market share of net new primary insurance written, which includes insurance written on a traditional flow basis as well as that attributed to structured bulk transactions, increased to 4.7% for the first nine months and 5.4% for the third quarter of 2003 compared to 3.6% and 4.0% for the respective periods of 2002. Triad's national market share of net new primary insurance written on a traditional flow basis was 5.1% for both the first nine months of 2003 and the third quarter of 2003 compared to 4.2% and 4.3% for the respective periods of 2002. Net new primary insurance written excludes insurance placed upon loans more than 12 months after loan origination, insurance placed upon loans already covered by primary mortgage insurance, and insurance placed upon loans where lender exposure is effectively reduced below defined minimums.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED

     Total direct insurance in force reached $29.3 billion at September 30, 2003, compared to $25.4 billion at December 31, 2002, and $25.0 billion at September 30, 2002. Significant refinance activity in 2002 and in the first nine months of 2003 resulted in a high level of policy cancellations that substantially offset the impact that the high level of insurance written had on in force growth. As a result, insurance in force increased by only $3.9 billion in the first nine months of 2003, even though insurance written during the same period was $15.3 billion.

     Refinance activity increased to 55.6% of total insurance written (54.6% excluding structured bulk transactions) in the first nine months of 2003 from 37.4% of total insurance written (37.0% excluding structured bulk transactions) in the first nine months of 2002. This increase reflected the record low interest rate environment that prevailed during the first nine months of 2003. Refinance activity was 54.6% of total insurance written (52.3% excluding structured bulk transactions) in the third quarter of 2003 compared to 33.0% of total insurance written (31.2% excluding structured bulk transactions) in the same period of 2002. Persistency, or the percentage of insurance in force remaining from 12 months prior, was 49.0% at September 30, 2003 compared to 60.9% at December 31, 2002, and 61.3% at September 30, 2002. The high level of refinance activity and the resulting decrease in persistency is reflective of the low interest rate environment that has been in place during the past year. The annualized quarterly persistency run rate for the third quarter of 2003 was 19.3% compared to 33.6% for the second quarter of 2003 and 57.9% for the third quarter of 2002. Changes in interest rates generally take a few months to affect persistency. During the third quarter of 2003, interest rates moderately increased from the record low levels seen in June and July. If these interest rate levels persist or if interest rates increase further, the Company believes that persistency should show modest improvement in the fourth quarter of 2003 (this would be primarily reflected in the quarterly run rate). However, if rates decline from current levels, persistency could remain at the low levels seen in the first nine months of the year.

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

     FICO credit scores are one of the factors used by the Company in determining credit risk. The following table presents the FICO credit score distribution of the Company's insurance in force at September 30, 2003 and December 31, 2002.


--------------------------------------------------------------------------------
                          Percent of Insurance In Force

                                    September 30, 2003      December 31, 2002
                                    ------------------      -----------------

-Credit score less than 575                1.2%                    0.9%
Credit score between 575 and 619           4.8%                    4.8%
Credit score greater than 619             94.0%                   94.3%
--------------------------------------------------------------------------------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED


As the table shows, the Company insures some loans that have FICO credit scores below 575. The Company believes that these loans have a higher probability of loss than a loan with a FICO credit score of 575 or greater. The Company does not expect loans with FICO scores less than 575 to become a significant portion of its insurance in force.

REVENUES

     Total direct premiums written were $112.4 million for the first nine months of 2003, an increase of 23.7% from $90.8 million for the comparable period of 2002. Direct premiums written for the third quarter of 2003 increased 21.8% to $40.4 million from $33.2 million in the third quarter of 2002. Net premiums written increased by 18.7% to $92.6 million in the first nine months of 2003 from $78.1 million for the comparable period of 2002. Net premiums written for the third quarter of 2003 increased 17.1% to $33.1 million from $28.3 million in the third quarter of 2002. Contributing to the increase in premiums written for the third quarter and for the first nine months of 2003 were significant writings under the Company's annual premium payment plan. The annual premium payment plan requires a first-year premium paid at mortgage loan closing, with the entire amount reported as premium written. This is in contrast to the Company's monthly premium payment plan which involves, in general, the payment of one or two months' premium at mortgage loan closing, with the associated amounts reported as premium written. During the first nine months of 2003, 32% of total insurance written (38% during the third quarter) was under the Company's annual premium payment plan compared to 17% of total insurance written during the first nine months of 2002 (15% during the third quarter).

     The difference between direct premiums written and net premiums written is primarily attributable to ceded premium. Driven by an increase in insurance subject to lender risk-sharing arrangements, ceded premiums written increased 54.5% to $19.7 million for the first nine months of 2003 from $12.8 million for the first nine months of 2002. Ceded premiums written in the third quarter of 2003 were $7.3 million compared to $4.9 million for the same period of 2002, an increase of 49.0%. The Company also continues to maintain $125 million of excess of loss reinsurance coverage for which the payment is included in ceded premium written. The Company's premium cede rate (the ratio of ceded premiums written to total direct premiums written) was 17.5% in the first nine months of 2003 (18.1% in the third quarter) compared to 14.1% in the first nine months of 2002 and 14.8% in the third quarter of 2002. The Company's premium cede rate for captive reinsurance (the ratio of ceded premiums written under captive reinsurance arrangements to total direct premiums written) was 15.1% in the first nine months of 2003 (15.8% in the third quarter) compared to 12.0% in the first nine months of 2002 (12.7% in the third quarter). The average premium cede rate for direct premiums written subject to the Company's captive reinsurance arrangements was 35.0% for the first nine months of 2003 (36.5% in the third quarter) compared to 36.3% in the first nine months of 2002 (36.2% in the third quarter). Approximately $6.0 billion of insurance written, or 45% of flow insurance written (39% of total insurance written including structured bulk transactions), during the first nine months of 2003 was subject to risk-sharing arrangements compared to $4.4 billion of insurance written, or 53% of flow insurance written (46% including structured bulk transactions), in the same period of 2002. Through September 30, 2003, structured bulk transactions have not been subject to captive mortgage reinsurance or other risk-sharing arrangements. Approximately 47% of direct insurance in force is subject to risk-sharing arrangements at September 30, 2003, compared to 43% at September 30, 2002. This increase in insurance in force subject to risk-sharing

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED

     arrangements is due primarily to the increased market penetration of the Company's risk-sharing arrangements and the high level of refinance activity during the past twelve months, as policies previously not subject to risk-sharing arrangements refinanced and new policies issued that were subject to risk-sharing arrangements. Management anticipates ceded premiums will continue to increase as a result of the expected increase in risk-sharing programs.

     Under the Company's excess of loss lender risk-sharing arrangements, the reinsurer may elect a risk band with a flexible entry and exit point. One of the Company's competitors announced that effective April 1, 2003, it will not participate in excess of loss risk-sharing arrangements where the net premium cede rate is greater than 25% ("deep ceded"). According to recent articles published in Inside Mortgage Finance, two of the Company's other competitors have recently announced that they will limit the amount of premium they will cede under captive arrangements. The Company believes that its risk-sharing arrangements provide valuable reinsurance protection and potentially reduce the risk of volatility in the Company's earnings. The Company plans to continue to participate in excess of loss risk-sharing arrangements, including deep ceded arrangements. It is uncertain at this time what impact, if any, the competitors' decisions, as described above, will have on the Company's direct insurance in force subject to risk-sharing arrangements and the Company's market share.

     Earned premiums increased 12.1% to $86.7 million for the first nine months of 2003 from $77.4 million for the comparable period of 2002. Earned premiums for the third quarter of 2003 increased 10.9% to $30.3 million from $27.4 million in the third quarter of 2002. The variance between net written premiums and earned premiums for the first nine months of 2003 and for the third quarter of 2003 is due to the significant writings of the Company's annual premium product and the related increase in the unearned premium reserve. The Company's unearned premium liability increased to $14.5 million at September 30, 2003 from $11.7 million at June 30, 2003, $8.6 million at March 31, 2003, and $8.5 billion at December 31, 2002. Direct written premium from the annual premium product represented 18.6% of direct premium written for the third quarter of 2003, 17.5% of direct premium written for the second quarter of 2003, and 7.9% of direct premium written for the first quarter of 2003. For all of 2002, direct written premium from the annual premium product represented 7.0% of direct premium written. The growth in written and earned premiums resulted from strong levels of new insurance written offset by the impact of a declining persistency rate due to a high level of mortgage refinancings and by the increase in ceded premiums.

     Net investment income for the first nine months of 2003 was $12.9 million, an 8.6% increase over $11.8 million in the first nine months of 2002. Net investment income for the third quarter of 2003 was $4.2 million, an increase of 1.8% from $4.2 million in the third quarter of 2002. This increase is the result of growth in the average book value of invested assets by 19.2% to $350.3 million at September 30, 2003 from $294.0 million at September 30, 2002, which is attributable to the investment of normal operating cash flow. The percentage increase in net investment income was much lower than the percentage increase in invested assets primarily due to a decrease in the Company's investment yields. The pre-tax yield on average invested assets, calculated on the basis of amortized cost, decreased to 4.9% for the first nine months of 2003 compared to 5.4% for the first nine months of 2002. The portfolio's tax-equivalent yield-to-maturity was 7.2% for the first nine months of 2003 versus 7.9% for the first nine months of 2002. The decrease in yield reflects the low interest rate environment for new money investments made over the past several quarters and the disposal of a number of higher yielding securities during the past twelve months to enhance the overall quality of the portfolio. The portfolio's yield was also affected by a higher percentage of the fixed income portfolio invested in municipal securities and a higher percentage invested at low yielding money market rates. Based on fair value, approximately 84% and 79% of the Company's fixed maturity portfolio at September 30, 2003 and 2002, respectively, was composed of state and municipal tax-preferred securities. Approximately 96% of

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED


the Company's fixed maturity portfolio, based on fair value, at September 30, 2003 was either a U.S. government or U.S. agency obligation or was rated investment grade by at least one nationally recognized securities rating organization compared to approximately 95% at September 30, 2002. U.S. government, U.S. agency, and investment grade securities generally have a lower yield, in return for less default risk, than securities rated below investment grade.

     The Company reported $1.5 million of net realized investment gains in the first nine months of 2003 and $2.7 million of net realized investment losses in the same period of 2002. For the third quarter of 2003, the Company reported $763,000 of net realized investment gains compared to $446,000 of reported net realized investment losses in the third quarter of 2002. The Company actively monitors investment securities considered to be at risk for impairment. When the Company determines that a decline in the value of a security below its amortized cost is other-than-temporary, an impairment loss has occurred. In the event of impairment, the Company writes down the cost basis of the security to its fair value and recognizes a realized loss for the amount of the writedown. Net realized gains of $1.5 million during the first nine months of 2003 included approximately $780,000 of impairment writedowns. Net realized gains of $763,000 during the third quarter of 2003 included an impairment writedown on an equity in the pharmaceutical sector of approximately $165,000.

LOSSES AND EXPENSES

     Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 70.6% in the first nine months of 2003 to $16.7 million from $9.8 million for the same period of 2002. Net losses and loss adjustment expenses were $6.1 million in the third quarter of 2003 compared to $4.4 million in the third quarter of 2002, an increase of 37.8%. The growth of net losses and loss adjustment expenses reflects an increase in both paid losses and reserves. The increase was anticipated in the current year and is reflective of the Company's overall growth of insurance in force, relative growth of the Company's participation in the bulk market, and the cumulative effect of job losses on the economy. Net paid losses and loss adjustment expenses were $12.5 million in the first nine months of 2003 compared to $7.7 million in the first nine months of 2002. Net paid losses and loss adjustment expenses were $4.9 million in the third quarter of 2003, up from $3.0 million in the third quarter of 2002. Average severity (direct paid losses divided by number of claims paid) for the first nine months of 2003 was approximately $22,800 compared with $21,900 for the respective period of 2002. The following table provides detail on direct paid losses from traditional flow business and structured bulk business.

--------------------------------------------------------------------------------
                               Direct Paid Losses
       (In Thousands)
                            Three Months Ending      Nine Months Ending
                               September 30,           September 30,
                           2003         2002         2003          2002
-------------------------------------------------------------------------
       Flow              $3,983       $2,909      $10,984        $7,373
       Bulk                 841            -        1,211             -
                         ------       ------      -------        ------
       Total             $4,824       $2,909      $12,195        $7,373
-------------------------------------------------------------------------

     The Company's loss ratio (the ratio of incurred losses to earned premiums) was 19.3% for the first nine months of 2003 compared to 12.6% for the first nine months of 2002 and 13.4% for all of 2002. The loss ratio was 20.0% in the third quarter of 2003 and 16.1% for the third quarter of 2002. The increase in the

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED


loss ratio is consistent with management's expectations given the current operating environment.

     As of September 30, 2003, approximately 91% of the Company's insurance in force was originated in the last 36 months compared to 80% at September 30, 2002. Management believes, based upon its experience and industry data, that claims incidence for traditional flow business is generally highest in the third through sixth years after loan origination. Furthermore, management believes that the period of highest claim incidence for business attributable to structured bulk transactions is earlier than that for traditional flow business. The Company expects its incurred losses to increase as a greater amount of its insurance in force reaches its anticipated highest claim frequency years. Furthermore, changes in the economic environment could accelerate paid and incurred loss development. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is difficult to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

     Amortization of deferred policy acquisition costs increased by 35.4% to $12.8 million in the first nine months of 2003 from $9.4 million for the first nine months of 2002. For the third quarter of 2003, we recognized $5.3 million of amortization, a 32.5% increase over the $4.0 recorded in the second quarter of 2003 and a 57.4% increase from $3.4 million in the third quarter of 2002. The increase in amortization reflects growth in deferred policy acquisition costs related to the expansion of the Company's insurance in force and accelerated amortization due to higher cancellations from refinance activity in the first nine months of 2003. The Company's model calculates the amortization of deferred policy acquisition costs separately for each book year. The model accelerates the amortization of deferred policy acquisition costs through a dynamic adjustment when persistency for a book year is lower than a historical baseline level in order to match the amortization expense with the life of the policies on which the acquisition costs were originally deferred. Low persistency levels during the first nine months of 2003 and 2002 resulted in additional amortization of deferred policy acquisition costs through dynamic adjustments totaling $3.4 million in the first nine months of 2003 ($2.1 million in the third quarter) and $890,000 in the first nine months of 2002 ($459,000 in the third quarter). While the Company believes that persistency may show slight improvement in the fourth quarter if interest rates remain at current levels or rise, the Company utilizes an annual persistency model in the calculation of amortization and does not expect to have significant improvement in amortization of deferred policy acquisition costs in the fourth quarter of 2003.

     Other operating expenses decreased 5.1% to $16.5 million for the first nine months of 2003 from $17.4 million for the same period of 2002. For the third quarter of 2003, other operating expenses were $5.5 million compared to $5.6 million in the third quarter of 2002, a decrease of 1.1%. The decline in other operating expenses is primarily the result of operational efficiencies achieved through the use of technology. The Company has made substantial investments in technology that allows increased insurance writings without a proportional increase in operating expenses. The expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for the first nine months of 2003 was 31.6% compared to 34.4% for the first nine months of 2002 and 34.6% for all of 2002. The expense ratio for the third quarter of 2003 was 32.7% compared to 31.7% in the third quarter of 2002.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED


The expense ratios for the first nine months of 2003 and for the third quarter of 2003 were positively affected by the decrease in other operating expenses as well as the increase in net written premium, which was impacted by increased production of the annual premium product. The expense ratios for the first nine months of 2003 and especially for the third quarter of 2003 were negatively affected by the accelerated amortization of deferred policy acquisition costs.

     The effective tax rate for the first nine months of 2003 was 29.3% compared to 31.0% for the first nine months of 2002. The effective tax rate for the third quarter of 2003 was 29.2% compared to 30.9% for the third quarter of 2002. The decrease in the effective tax rate is due primarily to an increase in tax-exempt interest resulting from a higher percentage of assets being invested in tax-preferred securities. Management expects the Company's effective tax rate to remain near current levels or decline slightly as long as yields from new funds invested in tax-preferred securities remain favorable in relation to fully taxable securities.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, operating expenses, and taxes.

     The Company generated positive cash flow from operating activities for the first nine months of 2003 of $39.5 million compared to $30.8 million for the same period of 2002. The increase in operating cash flow in the first nine months of 2003 reflects the growth in premiums and investment income and a decrease in underwriting expenses paid offset partially by an increase in losses paid. The Company's business does not routinely require significant capital expenditures other than for enhancements to its computer systems and technological capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

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

     Consolidated invested assets were $385.7 million at September 30, 2003 compared to $344.6 million at December 31, 2002. This increase was primarily attributable to the Company's operating cash flow for the first nine months of 2003. Fixed maturity securities and equity securities classified as available-for-sale totaled $337.4 million at September 30, 2003 compared to $309.3 million at December 31, 2002. Contributing to this increase in invested assets and securities classified as available-for-sale was an increase in net unrealized investment gains on fixed maturity securities from year-end levels and a net unrealized investment gain on equity securities at September 30, 2003 compared to a net unrealized investment loss at year-end. Net unrealized investment gains on fixed maturity securities were $15.0 million at September 30, 2003 compared to $13.7 million at December 31, 2002. Net unrealized investment gains on equity securities were $975,000 at September 30, 2003 compared to a net unrealized investment loss of $458,000 at December 31, 2002.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED


Based on fair value, the fixed maturity portfolio consisted of approximately 84% municipal securities, 11% corporate securities, and 5% U.S. government obligations at September 30, 2003 compared to a composition of 81% municipal securities, 15% corporate securities, and 4% U.S. government obligations at December 31, 2002.

     The Company's loss and loss adjustment expense reserves were $25.5 million at September 30, 2003 compared to $21.4 million at December 31, 2002. Loss and loss adjustment expense reserves are established for all insured loans reported as delinquent to the Company by the loan servicer. Reserves also are established for estimated losses incurred on notices of default not yet reported by the servicer. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. The growth in loss reserves is the result of the increase in reported defaults. The Company expects loss reserves and the number of flow and bulk loans in default to continue to grow, reflecting the growth and aging of its insurance in force.

     The following table shows default statistics as of September 30, 2003 and December 31, 2002:

--------------------------------------------------------------------------------
                               Default Statistics
--------------------------------------------------------------------------------
                                                    September 30,   December 31,
                                                         2003          2002
                                                    ------------    ------------
 Number of insured loans in force                      221,053        190,480
 Number of loans in default                              3,700          2,379
 Percentage of loans in default (default rate)           1.67%          1.25%
 Number of insured loans in force excluding bulk loans 198,366        171,723
 Number of loans in default excluding bulk loans         2,675          2,120
 Percentage of loans in default excluding bulk loans     1.35%          1.23%
 Number of bulk loans in force                          22,687         18,757
 Number of bulk loans in default                         1,025            259
 Percentage of bulk loans in default                     4.52%          1.38%
-------------------------------------------------------------------------------

     The number of loans in default includes all reported delinquencies that are three or more payments in arrears at the reporting date and all reported delinquencies that were previously three or more payments in arrears and have not made payments to the current due date. The increase in the default rate for bulk business is primarily attributable to the maturing of the bulk portfolio and the higher expected default rate as previously mentioned. Contributing to changes in default rates is changes in the number of policies in force, which is the denominator in the default rate calculation. All else being equal, an increase/decrease in this number results in a lower/higher default rate. As a result, production levels as well as persistency have an effect on the reported default rates. The default occurrence for both traditional flow business and structured bulk business is consistent with management's expectation.

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

     Total stockholders' equity increased to $355.1 million at September 30, 2003 from $309.4 million at December 31, 2002. This increase resulted primarily from net income of $37.5 million for the first nine months of 2003, an increase in unrealized gains on investments, net of tax, of $1.8 million, and additional paid-in capital of $5.9 million resulting from the exercise of employee stock options and the related tax benefits.

     Triad's total statutory policyholders' surplus increased to $122.4 million at September 30, 2003 from $112.9 million at December 31, 2002. Triad's statutory earned surplus increased to $38.7 million at September 30, 2003 from $29.2 million at December 31, 2002. The increase in Triad's statutory policyholders' surplus and statutory earned surplus resulted, primarily, from statutory net income of $51.0 million and a change in unrealized investment gains of approximately $1.5 million which exceeded the net increase in the statutory contingency reserve of $44.5 million. The balance in the statutory contingency reserve was $289.5 million at September 30, 2003 compared to $245.0 million at December 31, 2002.

     Triad's ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of September 30, 2003, Triad's risk-to-capital ratio was 15.1-to-1 compared to 15.5-to-1 at December 31, 2002, and to 11.0-to-1 for the industry as a whole at December 31, 2002, the latest industry data available. The risk-to-capital ratio is calculated using net risk in force, which takes into account risk ceded under reinsurance arrangements including captive risk-sharing arrangements as well as any applicable stop-loss limits, as the numerator and statutory capital, which includes statutory policyholders' surplus and the balance in the contingency reserve, as the denominator. The decrease in Triad's risk-to-capital ratio is due to a higher growth rate in statutory capital than that in net risk in force.

     Triad is rated "AA" by both Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch) and "Aa3" by Moody's Investors Service (Moody's).

     In July of 2003, S&P revised its rating outlook for the U.S. private mortgage insurance industry to "Negative" from "Stable". According to S&P, industry outlooks are primarily determined by the expected course of rating actions during the next one to two years. S&P stated that they see little chance

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - CONTINUED


that there will be any outlook or rating improvements among the mortgage insurers in the next one to two years, but they do see a considerable possibility that there will be some negative revisions in outlooks and ratings. In January of 2003, Fitch revised its rating outlook for the U.S. private mortgage insurance industry to "Negative" from "Stable" (as referred to in Form 10-K). As of the filing of this Form 10-Q, Fitch, S&P, and Moody's all report a "Stable" ratings outlook for Triad. A reduction in the Company's rating or outlook could adversely affect the Company's operations.

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

     The Office of Federal Housing Enterprise Oversight (OFHEO) issued its risk-based capital rules for Fannie Mae and Freddie Mac in the first quarter of 2002. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a "AAA" rated private mortgage insurer than for insurance from a "AA" rated private mortgage insurer. The phase-in period for the new rules is ten years. The Company does not believe the new rules had an adverse impact on it in the first nine months of 2003 nor that the new rules will have a significant adverse impact on the Company in the future. However, if the new capital guidelines result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, the Company's financial condition could be significantly harmed.

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

     o proposed regulation by the Department of Housing and Urban Development to exclude packages of real estate settlement services, which may include any required mortgage insurance premium paid at closing, from the anti-referral provisions of the Real Estate Settlement Procedures Act could adversely affect the Company's earnings.

     Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposures at September 30, 2003 have not materially changed from those identified at December 31, 2002.


ITEM 4.       CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Company's management, including the CEO and CFO, concluded that such disclosure controls and procedures were effective as of the end of the period.

     Additionally, the Company's management, with the participation of the CEO and CFO, evaluated whether any change in the Company's internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during such quarter.

PART II

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS

               31(i) Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

               31(ii) Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

               32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) REPORTS ON FORM 8-K

               On October 28, 2003, the Company filed a current report on Items 7 and 12 of Form 8-K relating to the issuance of its results of operations for the third quarter ended September 30, 2003 in an earnings release.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRIAD GUARANTY INC.

Date: November 14, 2003

                                         /s/ Kenneth S. Dwyer
                                         ------------------------------
                                         Kenneth S. Dwyer
                                         Vice President and controller,
                                         Principal Accounting Officer