Form 10-K
period 2003-12-31
TRIAD GUARANTY INC
filed 2004-03-12
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-22342

Triad Guaranty Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	56-1838519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 South Stratford Road Winston-Salem, North Carolina (Address of principal executive offices)	27104 (Zip Code)

Registrant’s telephone number, including area code:

(336) 723-1282

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $312,932,206 as of June 30, 2003, which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the registrant (however this does not constitute a representation or acknowledgment that any such individual is an affiliate of the registrant).

      The number of shares of the registrant’s common stock, par value $.01 per share, outstanding as of February 17, 2004, was 14,472,553.

Portions of the following documents are incorporated by reference	Part of this Form 10-K into which the document
into this Form 10-K:	is incorporated by reference:

Triad Guaranty Inc. Proxy Statement for 2004 Annual Meeting of Stockholders	Part III

PART I

Item 1.     Business.

      Triad Guaranty Inc. is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”), provides private mortgage insurance (“MI”) coverage in the United States to residential mortgage lenders and investors. Triad Guaranty Inc. and its subsidiaries are collectively referred to as the “Company.” The “Company” when used within this document refers to the holding company and/or one or more of its subsidiaries, as appropriate.

      Private mortgage insurance, also known as mortgage guaranty insurance, is issued in many home purchases and refinancings involving conventional residential first mortgage loans to borrowers with equity of less than 20%. If the homeowner defaults, private mortgage insurance reduces, and in some instances eliminates, the loss to the insured lender. Private mortgage insurance also facilitates the sale of low down payment mortgage loans in the secondary mortgage market, principally to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Under risk-based capital regulations applicable to most financial institutions, private mortgage insurance also reduces the capital requirement for such lenders on residential mortgage loans with equity of less than 20%. In addition, mortgage insurance is purchased by investors and lenders who seek additional default protection or capital relief on loans with equity of greater than 20%.

      Private mortgage insurance has traditionally involved underwriting and insuring an individual loan. This type of mortgage insurance is known as “flow” mortgage insurance and will be referred to as such throughout this document. In 2001, the Company began participating in structured bulk transactions which involve underwriting and insuring a group of loans. This type of mortgage insurance is known as “structured bulk” or “bulk” mortgage insurance and will be referred to as such throughout this document.

      Triad was formed in 1987 as a wholly-owned subsidiary of Primerica Corporation and began writing private mortgage insurance in 1988. In September 1989, Triad was acquired by Collateral Mortgage, Ltd. (“CML”), a mortgage banking and real estate lending firm located in Birmingham, Alabama. In 1990, CML contributed the outstanding stock of Triad to its affiliate, Collateral Investment Corp. (“CIC”), an insurance holding company.

      The Company was incorporated by CIC in Delaware in August 1993, for the purpose of holding all the outstanding stock of Triad and to undertake the initial public offering of the Company’s Common Stock, which was completed in November 1993. CIC currently owns 17.8% and CML owns 17.8% of the outstanding Common Stock of the Company.

      The principal executive offices of the Company are located at 101 South Stratford Road, Winston-Salem, North Carolina 27104. Its telephone number is (336) 723-1282.

Types of Mortgage Insurance Products

Primary Insurance

      Primary insurance provides mortgage default protection on individual loans and covers a percentage of unpaid loan principal, delinquent interest, and certain expenses associated with the default and subsequent foreclosure (collectively, the “claim amount”). The claim amount, to which the appropriate coverage percentage is applied, generally ranges from 110% to 115% of the unpaid principal balance of the loan. The Company’s obligation to an insured lender with respect to a claim is determined by applying the appropriate coverage percentage to the claim amount. Under its master policy, the Company has the option of paying the entire claim amount and taking title to the mortgaged property or paying the coverage percentage in full satisfaction of its obligations under the insurance written. Primary insurance can be placed on many types of loan instruments and generally applies to loans secured by mortgages on owner occupied homes.

      The Company offers primary coverage generally from 6% to 45% of the loan amount, with most coverage from 12% to 40% as of December 31, 2003. The coverage percentage provided by the Company is selected by the insured lender, subject to the Company’s underwriting approval, usually in order to comply with investor’s requirements to reduce investor loss exposure on loans they purchase.

      Fannie Mae and Freddie Mac are the ultimate purchasers of a large percentage of the loans insured by the Company. Generally they require a coverage percentage that will reduce their loss exposure on loans they purchase to 75% or less of the property’s value at the time the loan is originated. Since 1999, Fannie Mae and Freddie Mac have accepted lower coverage percentages for certain categories of mortgages when the loan is approved by their automated underwriting services. The reduced coverage percentages limit loss exposure to 80% or less of the property’s value at the time the loan is originated.

      The Company’s premium rates vary depending upon the loan-to-value (LTV) ratio, loan type, mortgage term, coverage amount, documentation required, and use of property, which all affect the perceived risk of a claim on the insured mortgage loan. Generally, premium rates cannot be changed after issuance of coverage. The Company, consistent with industry practice, generally utilizes a nationally based, rather than a regional or local, premium rate structure, although special risk rates are utilized as well.

      With respect to its flow mortgage insurance, the premiums are paid by either the borrower (borrower-paid) or the lender (lender-paid). Under the Company’s borrower-paid plan, mortgage insurance premiums are charged to the mortgage lender or servicer that collects the premium from the borrower and, in turn, remits the premiums to the Company. Under the Company’s lender-paid plan, mortgage insurance premiums are charged to the mortgage lender or loan servicer that pays the premium to the Company. The lender may recover the premium through an increase in the borrower’s interest rate. Approximately 69% and 72% of the Company’s flow insurance was written under its borrower-paid plan during 2003 and 2002, respectively. The remainder was written under its lender-paid plan (31% and 28% of flow insurance during 2003 and 2002, respectively). The Company’s lender-paid volume is concentrated among larger mortgage lender customers. The premium rate structures associated with the lender-paid plan are lower than standard borrower-paid rates. The Company is able to have lower premium rate structures with lender-paid plans due to lower acquisition costs, higher expected persistency, and expected favorable loss development associated with lender-paid plans. We define persistency as the percentage of insurance in force remaining from twelve months prior.

      Premiums may be remitted to the Company monthly, annually, or in one single payment. The monthly premium payment plan involves the payment of one or two months’ premium at the mortgage loan closing. Thereafter, level monthly premiums are collected by the loan servicer for monthly remittance to the Company. The Company also offers a plan under which the first monthly mortgage insurance payment is deferred until the first loan payment is remitted to the Company. This deferred monthly premium product decreases the amount of cash required from the borrower at closing, therefore making home ownership more affordable. Monthly premium plans represented approximately 76% and 80% of flow insurance written in 2003 and 2002, respectively.

      The annual premium payment plan requires a first-year premium paid at mortgage loan closing with annual renewal payments. With respect to the Company’s borrower-paid plans, renewal payments are collected monthly from the borrower and held in escrow by the mortgage lender or servicer for annual remittance to the Company in advance of each renewal year. Annual premium plans represented approximately 23% and 20% of flow insurance written in 2003 and 2002, respectively.

      The single premium payment plan requires a single payment paid at loan closing. The single premium payment can be financed by the borrower by adding it to the principal amount of the mortgage or can be paid in cash at closing by the borrower. Single premium plans represented less than 1% of flow insurance written in 2003 and 2002.

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

Structured Bulk Transactions

      The Company participates in structured bulk transactions. Structured bulk transactions involve insuring a group of loans with individual coverage for each loan. These transactions frequently include an aggregate stop-loss limit applied to the entire group of insured loans. Insurance issued in structured bulk transactions is generally either primary, supplemental if the policy already has primary coverage, or a combination of both. Individual loan level coverage is determined in order to reduce the insured’s exposure on a given loan down to a percentage of the loan’s balance (“down to” coverage). Through December 31, 2003, insurance written through the structured bulk channel has not been subject to captive mortgage reinsurance or other risk-sharing arrangements.

      Structured bulk transactions are generally initiated by secondary mortgage market participants, including underwriters of mortgage-backed securities, mortgage lenders, and mortgage investors such as Fannie Mae and Freddie Mac, where mortgage insurance is used as a credit enhancement. The Company is provided loan-level information on the group of loans and, based on the risk characteristics of the entire group of loans and the requirements of the secondary mortgage market participant, the Company will submit a price for insuring the entire group of loans. The Company competes against other mortgage insurers as well as other forms of credit enhancements provided by capital markets for these transactions. During 2003, insurance written related to structured bulk transactions represented 19% of the total insurance written compared to 9% in 2002.

Risk-sharing Products

      The Company offers mortgage insurance arrangements designed to allow lenders to share in the risks of mortgage insurance in exchange for a portion of the insurance premium. One such arrangement is the captive reinsurance program. Under the captive reinsurance program, a reinsurance company, generally an affiliate of the lender, assumes a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. Typically, the reinsurance program is an excess-of-loss arrangement with defined entry and exit points and a maximum exposure limit for the captive reinsurance company. These captive reinsurance programs may also be in the form of a quota share arrangement, although the Company had no quota share arrangements in force as of December 31, 2003. Under excess-of-loss programs, with respect to a given book year of business, Triad retains a first loss position on a defined aggregate layer of risk and reinsures a second defined aggregate layer with the reinsurer. Triad generally retains the remaining risk above the layer reinsured. Because claims incidence is generally highest in the third through six years after loan origination, Triad is likely to retain all losses in the earlier years, particularly in the first two years after loans for a given book year are originated, and the reinsurer will assume the losses in subsequent years subject to the defined layer of risk and up to its aggregate limit. The ultimate impact on the Company’s financial performance of an excess-of-loss captive structure is dependent on the operating environment, primarily the total level of losses and the persistency rates, during the life of a given book year of business. The Company believes that its excess-of-loss captive reinsurance programs provide valuable reinsurance protection by limiting the aggregate level of losses, and under normal operating environments, potentially reduce the degree of volatility in the Company’s earnings from the development of such losses over a period of years. At December 31, 2003 and 2002, approximately 46% of the total insurance in force was subject to risk-sharing products.

      Regulatory issues exist regarding the future of risk-sharing programs currently being marketed within the mortgage insurance industry. Management is unable to predict the impact of the regulatory issues on these products. See further discussion on Regulation in the Business section and in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this document.

Cancellation of Insurance

      Mortgage insurance coverage cannot be canceled by the Company except for nonpayment of premium or certain material violations of the master policy. It remains renewable at the option of the insured lender.

Generally, mortgage insurance is renewable at a rate determined when the insurance on the loan was initially issued.

      Insured lenders may cancel insurance at any time at their option. Pursuant to the Homeowners Protection Act, lenders are required to cancel automatically the borrower paid private mortgage insurance on most loans made on or after July 29, 1999, when the outstanding loan amount is 78% or less of the property’s original purchase price and certain other conditions are met. A borrower may request that a loan servicer cancel borrower-paid mortgage insurance on a mortgage loan when the loan balance is less than 80% of the property’s current value, but loan servicers are generally restricted in their ability to grant such requests by secondary market requirements and by certain other regulatory restrictions.

      Mortgage insurance coverage can also be cancelled when an insured loan is refinanced. If the Company provides insurance on the refinanced mortgage, the policy on the refinanced home loan is considered new insurance written. Therefore, continuation of the Company’s coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written.

      The percentage of the Company’s insurance in force at the end of the previous year that was canceled during 2003, 2002, and 2001 was 49%, 39%, and 32%, respectively. The high cancellation levels in 2003 were due to significant refinance activity, as mortgage rates remained low throughout the year. During periods of high refinance activity, the Company’s earnings and risk profile are more subject to fluctuations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the effect of the cancellation levels for the last three years.

      To the extent canceled insurance coverage in areas experiencing economic growth is not replaced by new insurance in such areas, the percentage of the Company’s book of business in economically weaker areas may increase. This development may occur during periods of heavy mortgage refinancing. Refinanced loans in regions experiencing economic growth are less likely to require private mortgage insurance because of rising real estate values. Borrowers in economically distressed areas are less likely to qualify for refinancing because of the lack of significant appreciation in real estate values. The recent cancellations have not had a material impact on the geographic dispersion of the Company’s risk in force.

Customers

      Residential mortgage lenders such as mortgage bankers, mortgage brokers, commercial banks, and savings institutions are the principal customers of flow insurance written by the Company.

      To obtain primary insurance from the Company written on a flow basis, a mortgage lender must first apply for and receive a master policy from the Company. The Company’s approval of a lender as a master policyholder is based upon evaluation of the lender’s financial position and demonstrated adherence to sound lending practices as well as other factors.

      The master policy sets forth the terms and conditions of the Company’s mortgage insurance policy. The master policy does not obligate the lender to obtain insurance from the Company, nor does it obligate the Company to issue insurance on a particular loan. The master policy provides that the lender must submit individual loans for insurance to the Company and each loan, subject to certain underwriting criteria, must be approved by the Company to effect coverage (except in the case of delegated underwriting and when the originator has the authority to approve coverage within certain guidelines).

      A high percentage of origination volume is being generated by the large lenders. The top 30 lenders in the United States, as ranked by mortgage origination volume, accounted for approximately 79% of originated mortgage volume in 2003 compared to 82% in 2002 and 73% in 2001. As a result of this concentrated source of mortgage origination volume, the number of lenders making decisions as to which insurer to select for mortgage insurance is being reduced. The Company could be adversely affected if one of its large customers is consolidated with a lender with which the Company is not approved to do business or if one of its large lenders terminates its relationship with the Company for any reason. In 2003, production from the top 30 lenders in the United States accounted for approximately 64% of the Company’s flow insurance written compared to 60% in 2002.

      Premium revenue for the Company is comprised of premium from current year originated business plus renewal premiums from insurance originated in prior years. There was no single customer whose revenue from current year originated business accounted for 10% or more of the Company’s consolidated revenue in 2003, 2002, or 2001. However, approximately 14% and 13% of the Company’s consolidated revenue in 2003 was from current year and prior years originated business from Countrywide Credit Industries, Inc. and Wells Fargo Home Mortgage, Inc., respectively. In 2002, approximately 11% of the Company’s consolidated revenue was from current year and prior years originated business from Countrywide Credit Industries, Inc. There was no single customer whose revenue from current and prior years originated business accounted for 10% or more of the Company’s consolidated revenue in 2001. See further discussion regarding significant customers in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sales and Marketing

      The Company currently markets its insurance products through a dedicated sales force, including sales management, of approximately 40 professionals and an exclusive commissioned general agency serving a specific geographic market. The Company is licensed to do business in all 50 states and the District of Columbia.

      The Company’s field sales force is divided into three sales divisions, each with its own manager, regional account representatives, and national account executives. The division managers report to a senior executive who oversees all sales and marketing activities for the Company. The national account executives are primarily responsible for managing the Company’s sales efforts toward the larger national mortgage originators. The division managers and the regional account executives serve key regional accounts and provide support for national account sales efforts. This reporting structure allows the senior executive in charge of all sales activities to focus time on large, national accounts while maintaining responsibility of all other sales activities. This senior executive reports directly to the President of the Company.

      One of the contributors to the Company’s success is the effort of its sales force and its general agency. For 2003, the Company’s commissioned general agency produced approximately 3% of the Company’s flow insurance written while the salaried account executives and the national account representatives produced the remainder.

      The marketing department’s mission is to develop and implement programs in support of the Company’s sales objectives and to promote the Company’s image. A variety of tools are used to achieve these goals including public relations, marketing materials, internal/external publications, convention trade shows, and the Internet. A national advertising and public relations campaign designed to raise corporate visibility to lenders and investors is also part of the Company’s integrated marketing approach.

Contract Underwriting

      The Company provides fee-based contract underwriting services that enable customers to improve the efficiency of their operations by outsourcing all or part of their mortgage loan underwriting. Contract underwriting involves examining a prospective borrower’s information contained in a lender’s mortgage application file and making a determination whether the borrower is approved for a mortgage loan subject to the lender’s underwriting guidelines. This service is provided for loans that require mortgage insurance as well as loans that do not require mortgage insurance. In the event that Triad fails to properly underwrite a loan subject to the lender’s underwriting guidelines, Triad may be required to provide monetary or other remedies to the lender customer.

      Contract underwriting services have become increasingly important to lenders as they seek to reduce fixed costs. Accordingly, contract underwriting significantly contributes to the Company’s mortgage insurance production. The Company provides contract underwriting services through its own employees as well as independent contractors. If the Company becomes unable to maintain and provide a sufficient number of qualified underwriters, the Company’s operations could be materially adversely affected.

Competition and Market Share

      The Company and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (“FHA”). These agencies sponsor government-backed mortgage insurance programs under which approximately 36% of high LTV loans were insured in both 2003 and 2002. In addition to competition from federal agencies, the Company and other private mortgage insurers face competition from state-supported mortgage insurance funds, some of which are either independent agencies or affiliates of state housing agencies. Indirectly, the Company also competes with certain mortgage lenders which forego private mortgage insurance to self-insure against the risk of loss from defaults on all or a portion of their low down payment mortgage loans.

      Fannie Mae and Freddie Mac have the ability to modify the required level of mortgage insurance coverage which should be maintained by lenders on loans that they purchase. Both Fannie Mae and Freddie Mac have programs that reduce the required amount of private mortgage insurance in exchange for an upfront delivery fee from the lender. The Company’s financial condition and results of operations could be adversely affected as a result of these programs or if Fannie Mae and/or Freddie Mac adopt private mortgage insurance substitutes.

      Various proposals are periodically discussed by Congress and certain federal agencies to reform or modify the FHA. Management is unable to predict the scope and content of such proposals, or whether any such proposals will be enacted into law, and if enacted, what effect they may have on the Company.

      The private mortgage insurance industry consists of eight active mortgage insurance companies including Triad, Mortgage Guaranty Insurance Corporation, PMI Mortgage Insurance Co., United Guaranty Residential Insurance Company, Radian Guaranty Inc., General Electric Mortgage Insurance Corporation, Republic Mortgage Insurance Company, and CMG Mortgage Insurance Co. Triad is the seventh largest private mortgage insurer based on 2003 market share and, according to estimated industry data, had a 4.9% share of net new primary insurance written in 2003 compared to 3.7% in 2002.

      Management believes the Company competes with other private mortgage insurers principally on the basis of personalized and professional service, a strong management and sales team, responsive and versatile technology, and innovative products.

Underwriting Practices

      The Company considers effective risk management to be critical to its long–term financial stability. Market analysis, prudent underwriting, the use of automated risk evaluation models, auditing, and customer service are all important elements of the Company’s risk management process.

     Underwriting Personnel

      The Company’s Senior Vice President of Underwriting has been in his position since shortly after the Company was formed. In addition to a centralized underwriting department in the home office, the Senior Vice President of Underwriting is responsible for the Company’s regional offices in Arizona, California, Colorado, Georgia, Illinois, Ohio, Pennsylvania, Texas, and Washington. The Company’s Senior Vice President of Risk Management has been with the Company since 2001 and has more than 20 years of industry experience. The Senior Vice President of Risk Management is responsible for assessing the risk factors used by the Company in its underwriting procedures.

      The Company employed an underwriting staff of approximately 45 at December 31, 2003. The Company’s field underwriters and underwriting managers are limited in their authority to approve programs for certain mortgage loans. The authority levels are tied to underwriting position, knowledge, and experience and relate primarily to loan amounts and property type. All loans insured by the Company are subject to quality control reviews.

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

Risk Management Approach

      The Company evaluates risk based on historical performance of risk factors and utilizes automated underwriting systems in the risk selection process to assist the underwriter with decision-making. This process evaluates the following categories of risk:

•	Mortgage Lender. The Company reviews each lender’s financial statements and management experience before issuing a master policy. This information is updated and evaluated on an annual basis. The Company also tracks the historical risk performance, including loan level risk characteristics, of all customers that hold a master policy. This information is factored into determining the loan programs the Company approves for various lenders. The Company assigns delegated underwriting authority only to lenders with substantial financial resources and established records of originating good quality loans.

•	Purpose and Type of Loan. The Company analyzes five general characteristics of a loan to evaluate its level of risk: (i) LTV ratio; (ii) purpose of the loan; (iii) type of loan instrument; (iv) level of documentation; and, (v) type of property. Generally, the Company seeks loan types with proven track records for which an assessment of risk can be readily made and the premium received sufficiently offsets that risk. Loan types that do not have a proven track record are charged a higher premium, as are other loans which have been shown to carry higher risks, such as adjustable rate mortgages (“ARMs”), loans with limited or no documentation, and loans having higher LTV ratios. Certain categories of loans are not actively pursued by the Company because such loans have a disproportionate amount of risk, including scheduled negatively amortizing ARMs and investment properties.

•	Individual Loan and Borrower. Individual insurance applications are evaluated based on analysis of the borrower’s ability and willingness to repay the mortgage loan and the characteristics and value of the mortgaged property. The analysis of the borrower includes reviewing the borrower’s housing and total debt ratios as well as the borrower’s Fair, Isaac and Co., Inc. (“FICO”) credit score, as reported by credit rating agencies. Individual insurance applications are reviewed by Triad’s underwriting personnel except for loans originated by lenders under delegated underwriting authority or through automated underwriting services provided by Fannie Mae and Freddie Mac. In the case of delegated underwriting, compliance with program parameters is monitored by periodic audits of delegated business. With the automated underwriting services provided by Fannie Mae and Freddie Mac, lenders are able to obtain approval for mortgage guaranty insurance with any participating mortgage insurer. Triad works with both agencies in offering insurance services through their systems while monitoring the risk quality of loans insured through such systems.

•	Geographic Selection of Risk. The Company places significant emphasis on the condition of the regional housing markets in determining marketing and underwriting policies. Using both internal and external data, the Company’s risk management department continually monitors the economic conditions in the Company’s active and potential markets.

Underwriting Process for Flow Business

      The Company accepts applications for insurance under three basic programs: a fully-documented program, a credit-score driven reduced documentation program, and a delegated underwriting program which allows a lender’s underwriters to commit insurance to a loan based on strict, agreed upon underwriting guidelines. The Company also accepts loans approved through Freddie Mac’s or Fannie Mae’s automated underwriting systems.

      The Company generally utilizes nationwide underwriting guidelines to evaluate the potential risk of default on mortgage loans submitted for insurance coverage. These guidelines have evolved over time and take into account the loss experience of the entire private mortgage insurance industry. They also are largely influenced by Fannie Mae and Freddie Mac underwriting guidelines. The Company believes its guidelines generally are consistent with those used by other private mortgage insurers with respect to the types of loans that the Company will insure. Specific underwriting guidelines applicable to a given local, state, or regional market are modified to address concerns resulting from the Company’s review of regional economies and housing patterns.

      Subject to the Company’s underwriting guidelines and exception approval procedures, the Company expects its internal underwriters and contract underwriters to utilize their experience and business judgment in evaluating each loan on its own merits. Accordingly, the Company’s underwriting staff has discretionary authority to insure loans which deviate in certain minor respects from the Company’s underwriting guidelines. More significant exceptions are subject to management approval. In all such cases, compensating factors must be identified. The predominant reason for such deviations involves instances where the borrower’s debt-to-income ratio exceeds the Company’s guidelines. To compensate for exceptions, the Company’s underwriters give favorable consideration to such factors as excellent borrower credit history, the availability of satisfactory cash reserves after closing, and employment stability.

      In addition to the borrower’s willingness and ability to repay the loan, the Company believes that mortgage default risk is affected by a variety of other factors, including the borrower’s employment status. Insured mortgage loans made to self-employed borrowers are perceived by the Company to have higher risk of claim, all other factors being equal, than loans to borrowers employed by third parties. The Company’s percentage of risk in force involving self-employed borrowers was 2.1% at December 31, 2003, and 2.6% at December 31, 2002.

      The Company’s Stick With Triad program, featuring the Slam Dunk LoanSM approval process, allows lenders to submit insurance applications with reduced documentation. Under this program, Triad issues a commitment of insurance based on the borrower’s FICO credit score or the approval of the loan through either Fannie Mae’s or Freddie Mac’s automated underwriting system. The Company issues a commitment of insurance without the standard underwriting process if certain program parameters are met and the borrower has a credit score above established thresholds. Documentation submission requirements for non-automated underwritten loans vary depending on the borrower’s credit score. The Stick With Triad program’s Slam Dunk approval process represented approximately 28% of the Company’s flow applications in 2003 and 33% in 2002. The Company randomly and through specific identification of selected risk factors audits lenders’ files on loans submitted under the Stick With Triad program.

      Under the delegated underwriting program, the Company utilizes extensive quality control practices including reunderwriting, reappraisal, and similar procedures following issuance of the policy. Standards for type of loan, property type, and credit history of the borrower are established consistent with the Company’s risk strategy. The program has allowed the Company to serve a greater number of the larger, well-established mortgage originators. The Company’s delegated underwriting program accounted for 59% of flow applications received in 2003 compared to 44% in 2002. The performance of loans insured under the delegated underwriting program has been comparable to the Company’s non-delegated business.

      The Company utilizes its underwriting staff as well as contract personnel to provide contract underwriting services to customers. For a fee, Triad underwrites applications for secondary market compliance, while at the same time assessing the application for mortgage insurance, if applicable. In addition, the Company offers Fannie Mae’s Desktop Originator® and Desktop Underwriter® and Freddie Mac’s Loan Prospector®, as well as the personnel to conduct the underwriting tasks, as a service to its contract underwriting customers. These products, which are designed to streamline and reduce costs in the mortgage origination process, supply the Company’s customers with fast and accurate service regarding compliance with underwriting standards and Fannie Mae’s or Freddie Mac’s decision for loan purchase or securitization.

Underwriting Structured Bulk Transactions

      The Company employs a risk review process in underwriting structured bulk transactions that is designed to identify the loans which pose the greatest risk of nonperformance. High risk loans are identified based on an analysis of multiple risk factors including, but not limited to, credit score, loan-to-value ratio, documentation type, loan purpose, and loan amount. The pertinent risk characteristics of each loan are evaluated to determine the impact on the transaction’s frequency and severity of loss and persistency. The Company may utilize an outside due diligence firm in this process as well as mortgage risk analysis systems such as Standard & Poor’s

Levels. The Company’s pricing for structured bulk transactions is commensurate with a transaction’s risk profile. The Company also employs an audit procedure to test the integrity of the loan level data provided to Triad. The risk review and audit procedure may result in a request by the Company to remove certain loans from the transaction.

     Other Risk Management

      A comprehensive audit plan determines whether underwriting decisions being made are consistent with the policies, procedures, and expectations for quality set forth by management. All areas of business activity which involve an underwriting decision are examined, with emphasis on new products, new procedures, contract underwritten loans, delegated loans, new employees, new master policyholders, and new branches of an existing master policyholder. The process used to identify categories of loans selected for audit begins with identification and evaluation of certain defined and verifiable risk elements. Each loan is then tested against these elements to identify loans which fail to meet prescribed policies or an identified norm. The procedure allows the Company’s management to identify concerns which may exist within individual loans as well as concerns which may exist within a given category of business.

Technology

      Triad’s TAXISM — Transactions Across the Internet — allows qualified customers to view, update, and process certain data within their borrowers’ private mortgage insurance records. Business areas that can be addressed through TAXI include mortgage insurance applications, contract underwriting through eU XpressSM, loan servicing, claims and default processing, and risk-sharing performance.

      eU Xpress is an internet-based service that automates the contract underwriting and mortgage insurance commitment process. The Company introduced eU Xpress in 2002. eU Xpress is accessed through TAXI and provides an interface with automated underwriting systems.

Financial Strength Rating

      Credit ratings generally are considered an important element in a mortgage insurer’s ability to compete for new business, indicating the insurer’s present financial strength and capacity to pay future claims. Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase high LTV mortgages or mortgage-backed securities unless the insurer issuing private mortgage insurance coverage has a financial strength rating of at least “AA-” by either Standard & Poor’s Ratings Services (“S&P”) or Fitch Ratings (“Fitch”) or a rating of at least “Aa3” from Moody’s Investors Service (“Moody’s”). Fannie Mae and Freddie Mac require mortgage guaranty insurers to maintain two ratings of “AA-” or better. Triad is rated “AA” by both S&P and Fitch and “Aa3” by Moody’s. Private mortgage insurers are not rated by any other independent nationally-recognized insurance industry rating organization or agency (such as the A.M. Best Company).

      S&P defines insurers rated “AA” as having very strong financial security characteristics, differing only slightly from those rated higher. Fitch defines insurance companies rated “AA” as i) ones that posses very strong capacity to meet policyholder and contract obligations, ii) ones that have modest risk factors, and iii) ones that expect very small impact from any adverse business and economic factors.. Moody’s defines insurers rated “Aa” as offering excellent financial security but appearing to have somewhat larger long-term risks than companies rated “Aaa.” Ratings from S&P and Fitch are modified with a “+” or “–” sign to indicate the relative position of a company within its category. Moody’s uses numeric modifiers to refer to the ranking within a group — with “1” being the highest and “3” being the lowest.

      When assigning a financial strength rating, S&P, Fitch, and Moody’s generally consider: (i) the specific risks associated with the mortgage insurance industry, such as regulatory climate, market demand, growth, and competition; (ii) management depth, corporate strategy, and effectiveness of operations; (iii) historical operating results and expectations of current and future performance; and, (iv) long-term capital structure, the ratio of debt to equity, the ratio of risk to capital, near-term liquidity, and cash flow levels, as well as any reinsurance relationships and the financial strength ratings of such reinsurers. Ratings are based on factors relevant to policyholders, agents, insurance brokers, and intermediaries. Such ratings are not directed to the protection of investors and do not apply to any securities issued by the Company.

      Some rating agencies issue financial strength ratings based, in part, upon a company’s performance sensitivity to various economic depression scenarios. In determining capital levels required to maintain a company’s rating, the rating agencies allow the use of different forms of capital including statutory capital, reinsurance, and debt. In January 1998, the Company completed a $35 million private offering of notes due January 15, 2028. The notes, which are rated “A” by S&P and “A+” by Fitch, were issued to provide additional capital considered in the rating agency’s depression models.

      S&P, Fitch, and Moody’s will periodically review Triad’s rating as they do with all rated insurers. Ratings can be withdrawn or changed at any time by a rating agency. A reduction in the Company’s rating by S&P, Fitch, or Moody’s, while not anticipated, could materially impact the ability of the Company to write new business.

Reinsurance

      The use of reinsurance as a source of capital and as a risk management tool is well established within the mortgage insurance industry. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risk it insures, although it does make the reinsurer liable to the primary insurer. There can be no assurance that the Company’s reinsurers will be able to meet their obligations under the reinsurance agreements.

Risk-sharing Arrangements

      Triad’s product offerings include captive mortgage reinsurance programs whereby an affiliate of a lender reinsures a portion of the insured risk on loans originated or purchased by the lender. Triad entered the captive reinsurance market in 1999 with the LEAPSM (Lower Entry — Additional Profitability) program. The LEAP program is an excess of loss mortgage reinsurance program that provides lenders an opportunity to share in the risk and return of mortgage insurance on loans the lender originates or services.

      In November 1999, Triad formed Triad Re Insurance Corporation (“Triad Re”) as a wholly-owned sponsored captive reinsurance company domiciled in Vermont. Triad Re was formed to allow small and mid-sized lenders to participate in captive reinsurance arrangements with reduced up-front capital costs and without co-mingling its risk with other lenders. Triad Re was initially capitalized in February 2000 with regulatory capital of $1.0 million. As of December 31, 2003, approximately $7.1 million of Triad’s risk in force had been ceded to sponsored captive reinsurer accounts under participating agreements with Triad Re.

      Triad’s captive reinsurance agreements provide for trust arrangements whereby the captive reinsurer is the grantor of the trust and Triad is the beneficiary of the trust. Trusts are established to support the reinsurers’ obligations under the reinsurance agreements. The trust agreement includes covenants regarding minimum and ongoing capitalization, required reserves, authorized investments, and withdrawal of assets and is funded by ceded premium and investment earnings on trust assets as well as capital contributions by the reinsurer.

Other Reinsurance

      Pursuant to deeper coverage requirements imposed by Fannie Mae and Freddie Mac, certain loans eligible for sale to such agencies with a loan-to-value ratio over 90% require insurance with a coverage percentage of 30% or more. Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the claim amount, and, as a result, the deeper coverage portion of such insurance must be reinsured. To minimize reliance on third-party reinsurers and to permit the Company to retain the premiums and related risk on deeper coverage business, Triad reinsures this deeper coverage business with its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”). As of December 31, 2003, TGAC had assumed approximately $59 million in risk from Triad.

      The Company continues to maintain excess of loss reinsurance arrangements designed to protect the Company in the event of a catastrophic level of losses. The Company currently maintains $125 million of excess of loss reinsurance through non-affiliated reinsurers that have financial strength ratings of “AA” or better from Standard & Poor’s.

Defaults and Claims

Defaults

      The claim process on private mortgage insurance begins with the insurer’s receipt of notification from the lender of a default on an insured’s loan. Default is defined in the primary master policy as the failure by the borrower to pay, when due, an amount at least equal to the scheduled monthly mortgage payment under the terms of the mortgage. The master policy requires lenders to notify the Company of default on a mortgage payment within 10 days of either (i) the date on which the borrower becomes four months in default or (ii) the date on which any legal proceeding affecting the loan commences, whichever occurs first. Notification is required within 45 days of default if it occurs when the first payment is due. The incidence of default is affected by a variety of factors including, but not limited to, changes in borrower income, unemployment, divorce, illness, and the level of interest rates. Defaults that are not cured generally result in a claim to the Company. Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage. Reference is made to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this document that notes default statistics at December 31 for the last two years.

Claims

      Claims result from defaults that are not cured. The frequency of claims does not directly correlate to the frequency of defaults due, in part, to the Company’s loss mitigation efforts and the borrower’s ability to overcome temporary financial setbacks. The likelihood that a claim will result from a default, and the amount of such claim, principally depend on the borrower’s equity at the time of default and the borrower’s (or the lender’s) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage, as well as the effectiveness of loss mitigation efforts. The ability to mitigate a claim is affected by the local housing market, interest rates, employment growth, the housing supply, and the borrower’s desire to avoid foreclosure. During the default period, the Company works with the insured as well as the borrower in an effort to either reinstate the loan and eliminate the default, sell the property for an amount which results in a reduced claim submission, or minimize the claim submission with reduced foreclosure costs and expenses.

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

      Generally, the Company does not pay a claim for loss under the master policy if the application for insurance for the loan in question contains fraudulent information, material omissions, or misrepresentations which increase the risk characteristics of the loan. The Company’s master policy also excludes any cost or expense related to the repair or remedy of any physical damage (other than “normal wear and tear”) to the property collateralizing an insured mortgage loan. Such physical damage may be caused by accident, natural occurrence, or other conditions.

      Under the terms of the master policy, the lender is required to file a claim with the Company no later than 60 days after it has acquired borrower’s title to the underlying property through foreclosure, a negotiated short sale, or a deed-in-lieu of foreclosure. A primary insurance claim amount includes (i) the amount of unpaid principal due under the loan; (ii) the amount of accumulated delinquent interest due on the loan (excluding late charges) to the date of claim filing; (iii) expenses advanced by the insured under the terms of the master policy, such as hazard insurance premiums, property maintenance expenses and property taxes prorated to the date of claim filing; and (iv) certain foreclosure and other expenses, including attorneys fees. Such claim amount is subject to review and possible adjustment by the Company. Depending on the applicable state foreclosure law, an average of about 12 months elapses from date of default to payment of claim on an uncured default. The Company’s experience indicates that the claim amount on a policy generally ranges from 110% to 115% of the unpaid principal amount of a foreclosed loan.

      Within 60 days after the claim has been filed, the Company has the option of either (i) paying the coverage percentage specified on the certificate of insurance (usually 12% to 40% of the claim), with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property, or (ii) paying 100% of the claim amount in exchange for the lender’s conveyance of good and marketable title to the property to the Company, with the Company selling the property for its own account. The Company chooses the claim settlement option believed to cost the least. In most cases, the Company settles claims by paying the coverage percentage of the claim amount. At December 31, 2003, the Company held one property with a net realizable value of $146,000 which was acquired by electing to pay 100% of the claim amount.

Loss Mitigation

      Once a default notice is received, the Company attempts to mitigate its loss. Through proactive intervention with insured lenders and borrowers, the Company has been successful in reducing the number and severity of its claims for loss. Loss mitigation techniques include pre-foreclosure sales, property sales after foreclosure, advances to assist distressed borrowers who have suffered a temporary economic setback, and the use of repayment schedules, refinances, loan modifications, forbearance agreements, and deeds-in-lieu of foreclosure. Such mitigation efforts typically result in a savings to the Company over the percentage coverage amount payable under the certificate of insurance. Through loss mitigation efforts, the Company paid out approximately 66% of its potential exposure on claims in 2003, and since inception, has paid out 68% of its potential exposure.

Loss Reserves

      The Company establishes reserves to provide for the estimated costs of settling claims on loans reported in default and estimates of loans in default which have not been reported. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans currently not in default. See discussion on Loss Reserves under Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 4 to the Consolidated Financial Statements for a detailed analysis of the activity in this account for the year.

      The Company’s reserving process is based upon the assumption that past experience, adjusted for the anticipated effect of current economic conditions and projected future economic trends, provides a reasonable basis for estimating future events. However, estimation of loss reserves is a difficult and inexact process. Economic conditions that have affected the development of loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, there can be no assurance that reserves will be adequate to cover ultimate loss developments on loans in default, currently or in the future. The Company’s profitability and financial condition could be adversely affected to the extent that the Company’s estimated reserves are insufficient to cover losses on loans in default.

Analysis of Direct Risk in Force

      A foundation of the Company’s business strategy is proactive risk selection. The Company analyzes its portfolio in a number of ways to identify any concentrations of risk or imbalances in risk dispersion. The Company believes that the quality of its insurance portfolio is affected predominantly by (i) the quality of loan originations (including the strength of the borrower and the marketability of the property); (ii) the attributes of loans insured (including LTV ratio, purpose of the loan, type of loan instrument, and type of underlying property securing the loan); (iii) the seasoning of the loans insured; (iv) the geographic dispersion of the underlying properties subject to mortgage insurance; and (v) the quality and integrity of lenders from which the Company receives loans to insure.

Lender and Product Characteristics

      The Company reported $7.0 billion of direct risk in force as of December 31, 2003. Direct risk in force includes risk from both flow mortgage insurance as well as structured bulk mortgage insurance, adjusted for applicable stop loss limits.

      The following table provides information on direct risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated on December 31, 2003 and 2002.

Direct Risk in Force(1)

	December 31

	2003	2002

Direct Risk in Force (dollars in millions)
Primary	$7,024	$5,791
Pool	0	0

Total	$7,024	$5,791

Direct Risk in Force by Product (dollars in millions)
Flow	$6,411	$5,452
Bulk	613	339

Total	$7,024	$5,791

Lender Concentration (excludes bulk):
Top 10 lenders (by original applicant)	67.4%	58.9%
LTV:
95.01% and above	8.2%	5.1%
90.01% to 95.00%	37.0%	42.0%
90.00% and below	54.8%	52.9%

Total	100.0%	100.0%

Loan Type:
Fixed	80.8%	87.3%
ARM (positive amortization)(2)	19.2%	12.7%
ARM (potential negative amortization)(3)	0.0%	0.0%
ARM (scheduled negative amortization)(3)	0.0%	0.0%
Other	0.0%	0.0%

Total	100.0%	100.0%

Mortgage Term:
15 years and under	7.2%	5.2%
Over 15 years	92.8%	94.8%

Total	100.0%	100.0%

	December 31

	2003	2002

Property Type:
Noncondominium (principally single-family detached)	94.3%	94.6%
Condominium	5.7%	5.4%

Total	100.0%	100.0%

Occupancy Status:
Primary residence	92.1%	94.4%
Second home	2.6%	2.1%
Nonowner occupied	5.3%	3.5%

Total	100.0%	100.0%

Mortgage Amount:
$200,000 or less	69.5%	72.2%
Over $200,000	30.5%	27.8%

Total	100.0%	100.0%

(1)	Percentages represent distribution of risk in force on a per policy basis and does not account for applicable stop-loss amounts.

(2)	Refers to loans where payment adjustments are the same as mortgage interest rate adjustments.

(3)	Scheduled negative amortization is defined by the Company as the increase in loan balance that will occur if interest rates do not change. Loans with potential negative amortization will not have increasing principal balances unless interest rates increase.

      An important determinant of claim incidence is the relative amount of borrower’s equity in the home. For the industry as a whole, historical evidence indicates that, in general, claim incidence on loans with a higher LTV is greater than a loan with a lower LTV, all else being equal. The Company believes the higher premium rates charged on high LTV loans adequately reflects the additional risk.

      Approximately 8.2% of the Company’s risk in force is comprised of loans with an LTV greater than 95%. These high LTV loans are offered primarily to low and moderate income borrowers. The Company believes that these loans have higher risks than its other insured business and have often attracted borrowers with weak credit histories, generally resulting in higher loss ratios. In keeping with the Company’s established risk strategy, the Company has not aggressively solicited this segment of the industry. The Company does not routinely delegate the underwriting of high LTV loans.

      In 2000, the State of Illinois Insurance Department, as well as the insurance departments of several other states, began to permit mortgage insurers to write coverage on loans with LTVs in excess of 97% up to 100% and, in certain instances, up to 103%. This determination was made in response to the development by certain entities in the mortgage securitization market, including Fannie Mae and Freddie Mac, of programs that allowed LTVs in excess of 97%. These programs are designed to accommodate the credit-worthy borrower who lacks the ability or otherwise chooses not to provide a down payment on a home. The Company accepts loans with LTVs greater than 97% on a limited basis.

      The Company actively pursues only positively amortizing ARMs with industry standard caps. Payments on these loans adjust fully with interest rate adjustments. To date, the performance of the Company’s ARM loans has been consistent with that of its fixed rate portfolio. However, since historical claim frequency data on ARMs has not yet been tested during a prolonged period of economic stress, there can be no assurance that claim frequency on ARMs may not eventually be higher, particularly during a period of rising interest rates combined with decreasing housing prices. In its normal course of operations, the Company’s existing underwriting policy does not permit coverage of ARMs with “scheduled” negative amortization. ARMs with

“potential” negative amortization characteristics because of possible interest rate increases and borrower payment option changes are accepted under limited conditions for approved lenders.

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

      The Company believes that the risk of claim is also affected by the type of property securing the insured loan. In management’s opinion, loans on single-family detached housing are subject to less risk of claim incidence than loans on other types of properties. The Company believes that attached housing types, particularly condominiums and cooperatives, are a higher risk because, in most areas, condominiums and cooperatives tend to be more susceptible to downward fluctuations in value than single-family detached dwellings in the same market.

      Loans on primary residences that were owner occupied at the time of loan origination constituted approximately 92% of the Company’s risk in force at December 31, 2003. Because management believes that loans on non-owner occupied properties represent a substantially higher risk of claim incidence and are subject to greater value declines than loans on primary homes, the Company does not actively pursue these loans.

      The Company’s book of business is less mature than that of the private mortgage insurance industry as a whole, with the Company’s direct risk in force having a weighted average life of 1.9 years at December 31, 2003, and 2.3 years at December 31, 2002, compared to an estimated industry average of 2.5 years at December 31, 2003.

      The following table shows the percentage of direct risk in force as of December 31, 2003, for policies written from 1988 through 2003 and cumulative loss ratio (calculated as direct losses paid divided by direct premiums received, in each case for a particular certificate year) which has developed through December 31, 2003. It excludes the effects of reinsurance.

Certificate	Direct Risk	Percent	Cumulative Ratio of Losses
Year	in Force	of Total	Paid to Premiums Received(1)

	(In millions)
1988	$0.1	0.0%	16.0%
1989	0.3	0.0	24.5
1990	0.7	0.0	20.5
1991	2.1	0.0	12.3
1992	5.2	0.1	8.9
1993	17.2	0.2	5.7
1994	17.6	0.3	10.1
1995	27.1	0.4	12.5
1996	40.0	0.6	13.1
1997	70.5	1.0	9.0
1998	177.3	2.5	5.4
1999	147.9	2.1	6.1
2000	137.0	1.9	19.6
2001	790.9	11.3	7.7
2002	1,758.6	25.0	2.9
2003	3,831.6	54.6	0.0

Total	$7,024.0	100.0%

(1)	Claim activity is not spread evenly throughout the coverage period of the book of business. Based on the Company’s and the industry’s historical experience, claims incidence is highest in the third through sixth years after loan origination, and relatively few claims are paid during the first two years after loan origination. Thus, the cumulative loss experience of recent certificate years is not indicative of ultimate losses.

      The table above reflects a relatively higher cumulative ratio of losses paid to premium received for the 2000 policy year at this stage of development. This is due, in part, to the high level of refinancing for this policy year and the resulting lower aggregate level of premium received.

     Geographic Dispersion

      The following tables reflect the percentage of direct risk in force on the Company’s book of business (by location of property) for the top ten states and the top ten metropolitan statistical areas (“MSAs”) as of December 31, 2003.

	December 31		December 31
Top Ten States	2003	Top Ten MSAs	2003

California	11.8%	Chicago, IL	3.9%
Florida	7.8	Atlanta, GA	3.0
Texas	7.5	Los Angeles/ Long Beach, CA	2.9
Georgia	4.9	Phoenix/ Mesa, AZ	2.8
North Carolina	4.6	Houston, TX	2.1
Illinois	4.4	Riverside/ San Bernardino, CA	2.1
Arizona	4.0	New York, NY	1.8
New York	3.3	Dallas, TX	1.5
New Jersey	3.3	Denver, CO	1.5
Colorado	3.3	Minneapolis/ St. Paul, MN	1.4

Total	55.0%	Total	22.9%

      While the Company continues to diversify its risk in force geographically, a prolonged regional recession, particularly in its high concentration areas, or a prolonged national economic recession could significantly increase loss development.

Investment Portfolio

      See complete discussion of the investment portfolio in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this document.

Regulation

Direct Regulation

      The Company’s insurance subsidiaries are subject to comprehensive, detailed regulation, principally for the protection of policyholders and their borrowers rather than for the benefit of investors, by the insurance departments of the various states in which each insurer is licensed to transact business. Although their scope varies, state insurance laws, in general, grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the insurance business. These include the licensing of companies to transact business and varying degrees of control over claims handling practices, reinsurance requirements, premium rates, the forms and policies offered to customers, financial statements, periodic financial reporting, permissible investments, and adherence to financial standards relating to statutory surplus, dividends, and other criteria of solvency intended to assure the satisfaction of obligations to policyholders.

      All states have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and furnish to the regulator financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of the insurers within the system. Generally, all transactions within a holding company system between an insurer and its affiliates must be fair and reasonable and the insurer’s statutory policyholders’ surplus following any transaction with an affiliate must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Most states also regulate transactions between insurance companies and their parents and/or affiliates. There can be no assurance that state regulatory requirements will not become more stringent in the future and have an adverse effect on the Company.

      Because the Company is an insurance holding company and Triad is an Illinois domiciled insurance company, the Illinois insurance laws regulate, among other things, certain transactions in the Company’s Common Stock and certain transactions between Triad and the Company or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire beneficial ownership of more than 10% of any class of outstanding securities of the Company or its subsidiaries unless such person files a statement and other documents with the Illinois Director of Insurance and obtains the Director’s prior approval. In addition, material transactions between Triad and the Company or affiliates are subject to certain conditions, including that they be “fair and reasonable.” These restrictions generally apply to all persons controlling or under common control with the insurance companies. “Control” is presumed to exist if 10% or more of Triad’s voting securities is owned or controlled, directly or indirectly, by a person, although the Illinois Director may find that “control,” in fact, does or does not exist where a person owns or controls either a lesser or greater amount of securities. Other states in addition to Illinois may regulate affiliated transactions and the acquisition of control of the Company or its insurance subsidiaries.

      Triad is required by Illinois insurance laws to provide for a contingency reserve in an amount equal to at least 50% of earned premiums in its statutory financial statements. Such reserves must be maintained for a period of 10 years except in circumstances where high levels of losses exceed regulatory thresholds. The contingency reserve, designed to provide a cushion against the effect of adverse economic cycles, has the effect of reducing statutory surplus and restricting dividends and other distributions by Triad. At December 31, 2003, Triad had statutory policyholders’ surplus of $128.6 million and a statutory contingency reserve of $302.7 million. At December 31, 2002, Triad had statutory policyholders’ surplus of $112.9 million and a statutory contingency reserve of $245.0 million. Triad’s statutory earned surplus was $44.5 million at December 31, 2003, and $29.2 million at December 31, 2002, reflecting growth in statutory net income greater than the increase in the statutory contingency reserve.

      The insurance laws of Illinois provide that Triad may pay dividends only out of statutory earned surplus and further establish standards limiting the maximum amount of dividends which may be paid without prior approval by the Illinois Director. Under such standards, Triad may pay dividends during any 12-month period equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s net income. In addition, insurance regulatory authorities have broad discretion to limit the payment of dividends by insurance companies.

      Although not subject to a rating law in Illinois, premium rates for mortgage insurance are subject to regulation in most states to protect policyholders against the adverse effects of excessive, inadequate, or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer’s loss experience, expenses, and future trend analysis. The general mortgage default experience also may be considered.

      TGAC, as a subsidiary of Triad under the insurance laws of the state of Illinois in December 1994 and as an Illinois domiciled insurer, is subject to all Illinois insurance regulatory requirements applicable to Triad.

      Triad Re, organized as a subsidiary of Triad under the insurance laws of the state of Vermont in November 1999 and as a Vermont domiciled insurer, is subject to Vermont insurance regulatory requirements.

      Triad, TGAC, and Triad Re are each subject to examination of their affairs by the insurance departments of every state in which they are licensed to transact business. The Illinois Insurance Director and Vermont Insurance Commissioner periodically conduct financial condition examinations of insurance companies domiciled in their states. The most recent examinations of Triad and TGAC were issued by the Illinois Insurance Department on February 3, 2000, and covered the period January 1, 1995, through December 31, 1998. No material recommendations were made as a result of these examinations. The Illinois Insurance Department has began its customary examination for the years 1999 through 2003. The examination is in the preliminary stages and, as a result, there is no information to report on this examination.

      A number of states generally limit the amount of insurance risk which may be written by a private mortgage insurer to 25 times the insurer’s total policyholders’ surplus. This restriction is commonly known as the risk-to-capital requirement.

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

      Regulation of reinsurance varies by state. Except for Illinois, Wisconsin, New York, Ohio, and California, most states have no special restrictions on reinsurance that would apply to private mortgage insurers other than standard reinsurance requirements applicable to property and casualty insurance companies. Certain restrictions, including reinsurance trust fund or letter of credit requirements, apply under Illinois law to domestic companies and under the laws of several other states to any licensed company ceding business to unlicensed reinsurers. If a reinsurer is not admitted or approved, the company doing business with the reinsurer cannot take credit in its statutory financial statements for the risk ceded to such reinsurer absent compliance with the reinsurance security requirements. In addition, some states in which Triad does business have limited private mortgage insurers to a maximum policy coverage limit of 25% of the insured’s claim amount and require coverages in excess of 25% to be reinsured through another licensed mortgage insurer.

      The National Association of Insurance Commissioners (“NAIC”) adopted a risk-based capital (“RBC”) formula designed to help regulators identify property and casualty insurers in need of additional capital. The RBC formula establishes minimum capital needs based upon risks applicable to individual insurers, including asset risks, off-balance sheet risks (such as guarantees for affiliates and contingent liabilities), and credit risks (such as reinsurance ceded and receivables). The NAIC and the Illinois Department of Insurance currently do not require mortgage guaranty insurers to file RBC analysis in their annual statements.

      As the dominant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage guaranty insurance, Government Sponsored Enterprises (GSEs) Fannie Mae and Freddie Mac impose requirements on private mortgage insurers in order for such insurers to be eligible to insure loans sold to them. Freddie Mac’s current eligibility requirements impose limitations on the types of risk insured, standards for geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, and financial requirements which generally mirror state insurance regulatory requirements. These requirements are subject to change from time to time. Freddie Mac most recently modified its eligibility guidelines in March 2002.

      Fannie Mae has recently completed the process of revising its approval requirements for mortgage insurers. The new requirements require prior approval by Fannie Mae for many of Triad’s activities and new products, allow for other approved types of mortgage insurers rated less than “AA,” and give Fannie Mae increased rights to revise the eligibility standards of mortgage insurers. While continuing to study the final requirements, we do not see any material impact on our current or future operations as a result of the new rules, although a material impact could still occur if our interpretation is incorrect.

      While Triad is an approved mortgage insurer for both Fannie Mae and Freddie Mac and meets all existing eligibility requirements, there can be no assurance, however, that such requirements or the interpretation of the requirements will not change or that Triad will continue to meet such requirements. In addition, to the extent Fannie Mae or Freddie Mac assumes default risk for itself that would otherwise be insured, changes current guarantee fee arrangements, allows alternative credit enhancements, alters or liberalizes underwriting guidelines on low down payment mortgages it purchases, or otherwise changes its business practices or processes with respect to such mortgages, private mortgage insurers may be affected. Triad could be particularly adversely affected if changes in eligibility requirements regarding captive arrangements that permit premium cessions greater than 25% were to impede Triad’s ability to offer this form of captive reinsurance.

      Fannie Mae and Freddie Mac both accept reduced mortgage insurance coverage from lenders that deliver loans approved by the their automated underwriting services, Desktop Underwriter and Loan Prospector, respectively. Generally, Fannie Mae’s and Freddie Mac’s reduced mortgage insurance coverage options provide for (i) across-the-board reductions in required MI coverage on 30-year fixed-rate loans recommended for approval by the their automated underwriting services to the levels in effect in 1994; (ii) reduction in required MI coverage for loans with only a 5% down payment (a 95% LTV) from 30% to 25% of the mortgage loan covered by MI; and (iii) reduction in required MI coverage for loans with a 10% down payment (a 90% LTV loan) from 25% to 17% of the mortgage loan covered by MI. In addition, Fannie Mae and Freddie Mac have implemented other programs that further reduce MI coverage upon the payment of an additional fee by the lender. Under this option, a 95% LTV loan will require 18% of the mortgage loan to have mortgage insurance coverage. Similarly, a 90% LTV loan will require 12% of the mortgage loan to have mortgage insurance coverage. In order for the homebuyer to have MI at these levels, such loans would require a payment at closing or a higher note rate.

      Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase mortgages or mortgage-backed securities unless the private mortgage insurance on the mortgages has been issued by an insurer with a financial strength rating of at least ”AA-” from S&P or Fitch or a rating of at least “Aa3” from Moody’s. Fannie Mae and Freddie Mac require mortgage guaranty insurers to maintain two ratings of “AA-” or better. Triad has a financial strength rating of “AA” from S&P and Fitch and a rating of “Aa3” from Moody’s. S&P, Fitch, and Moody’s consider Triad’s consolidated operations and financial position in determining the rating. There can be no assurance that Triad’s ratings, the methods by which the ratings are determined, or the eligibility requirements of Fannie Mae and Freddie Mac will not change.

      The Real Estate Settlement and Procedures Act of 1974 (“RESPA”) applies to most residential mortgages insured by Triad, and related regulations provide that the provision of services involving mortgage insurance is a “settlement service” for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA prohibits persons from accepting anything of value for referring real estate settlement services to any provider of such services. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well.

      Various lawsuits have been filed against each of the national mortgage insurers. See Item 3: Legal Proceedings for more information.

      Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status, and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 (“HMDA”). The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. All but one of the active mortgage insurers, through their trade association, the Mortgage Insurance Companies of America (“MICA”), have entered into an agreement with the Federal Financial Institutions Examinations Council (“FFIEC”) to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

      Upon request by an insured meeting certain specified guidelines, Triad must cancel the mortgage insurance for a mortgage loan. Fannie Mae and Freddie Mac guidelines, as well as several existing and proposed state statutes, contain various provisions which give borrowers the right to request cancellation of borrower-paid mortgage insurance when specified conditions are met.

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

Indirect Regulation

      The Company, Triad, and Triad’s subsidiaries are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Fannie Mae and Freddie Mac, and regulations affecting governmental insurers, such as the FHA and the Department of Veterans Affairs (“VA”), as well as regulation affecting lenders. Private mortgage insurers, including Triad, are highly dependent upon federal housing legislation and other laws and regulations which affect the demand for private mortgage insurance and the housing market generally. For example, housing legislation enacted in 1992 permits up to 100% of borrower closing costs to be financed by loans insured by FHA, a significant increase from the previous 57% limit. Also, in 1994, HUD reduced the initial premium (payable at loan origination) for FHA insurance from 3.0% to 2.25%. FHA loan limits are adjusted in response to changes in the Freddie Mac/ Fannie Mae conforming loan limits. Currently, the maximum single family home mortgage that the FHA can insure is $290,319. The maximum FHA loan amount is subject to adjustment and may increase in the future. While there is no maximum VA loan amount, lenders will generally limit VA loans to $240,000 according to the VA. This implied maximum VA loan amount may also increase in the future. Any future legislation that increases the number of persons eligible for FHA or VA mortgages could have an adverse effect on Triad’s ability to compete with the FHA or VA.

      Pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), the Office of Thrift Supervision (“OTS”) issued risk-based capital rules for savings institutions. These rules establish a lower capital requirement for a low down payment loan that is insured with private mortgage insurance, as opposed to remaining uninsured. Furthermore, the guidelines for real estate lending policies applicable to savings institutions and commercial banks provide that such institutions should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral for any high LTV mortgage. Future changes, if any, to FIRREA’s risk-based capital rules or the guidelines for real estate lending policies applicable to savings institutions and commercial banks could affect demand for private mortgage insurance products.

      In the first quarter of 2002, the Office of Federal Housing Enterprise Oversight (OFHEO) released its risk-based capital rules for Fannie Mae and Freddie Mac. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a “AAA” rated private mortgage insurer than for insurance from a “AA” rated private mortgage insurer. The phase-in period for the new rule is ten years. The Company does not believe the new rules had an adverse impact on it when issued or in 2003 nor that the new rules will have a significant adverse impact on the Company in the future. However, if the new capital guidelines result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on credit rating, the Company’s financial condition could be significantly harmed.

      Fannie Mae and Freddie Mac each provide their own automated underwriting system to be used by mortgage originators selling mortgages to them. These systems, which are provided by Triad as a service to the Company’s contract underwriting customers, streamline the mortgage process and reduce costs. The increased acceptance of these products is driving the automation of the process by which mortgage originators sell loans to Fannie Mae and Freddie Mac, a trend which is expected to continue. As a result, Fannie Mae and Freddie Mac could develop the capability to become the decision maker regarding selection of a private mortgage insurer for loans sold to them, a decision traditionally made by the mortgage originator. The Company, however, is not aware of any plans to do so. The concentration of purchasing power that would be attained if such development, in fact, occurred could adversely affect, from the Company’s perspective, the terms on which mortgage insurance is written on loans sold to Fannie Mae and Freddie Mac.

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

      In 1996, the Office of the Comptroller of the Currency (“OCC”) granted permission to national banks to have a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated, purchased, or serviced by such banks. Several subsequent applications by banks to offer reinsurance have been approved by the OCC including at least one request to engage in quota share reinsurance. The OTS, which regulates thrifts and savings institutions, has approved applications for such captive arrangements as well. The reinsurance subsidiaries of national banks or savings institutions could become significant competitors of the Company in the future.

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

Web Site Access to Company Reports

      The Company makes available, free of charge, through its Web site, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commission. This material may be accessed by visiting the Investors/ Financial Information/ SEC Filing Information section of the Company’s Web site at www.triadguaranty.com.

Employees

      As of December 31, 2003, the Company employed approximately 225 persons. Employees are not covered by any collective bargaining agreement. The Company considers its employee relations to be satisfactory.

Executive Officers

      The executive officers of the Company are as follows:

Name	Position	Age

William T. Ratliff, III	Chairman of the Board of the Company and Triad	50
Darryl W. Thompson	President, Chief Executive Officer, and Director of the Company and Triad	63
Ron D. Kessinger	Executive Vice President and Chief Financial Officer of the Company and Triad	49
Kenneth N. Lard	Executive Vice President of the Company and Executive Vice President, Sales and Marketing of Triad	45
Earl F. Wall	Senior Vice President, Secretary, and General Counsel of the Company and Triad	46
Kenneth C. Foster	Senior Vice President, Risk Management of Triad	55

      William T. Ratliff, III has been the Chairman of the Board of the Company since 1993. Mr. Ratliff has also been Chairman of the Board of Triad since 1989, President of CIC since 1990 and was President and General Partner of CML from 1987 to 1995. Since 1995, he has served as President of Collat, Inc., CML’s corporate general partner. Mr. Ratliff has been Chairman of New South Federal Savings Bank (“New South”) since 1986 and President and Director of New South Bancshares, Inc., New South’s parent company, since 1994. From March 1994 until December 1996, Mr. Ratliff served as President of Southwide Life Insurance Corp., of which he had been Executive Vice President since 1993. Mr. Ratliff joined CML in 1981 after completing his doctoral degree with a study of planning processes in an insurance company. Previously, he worked as an educator, counselor, and organizational consultant.

      Darryl W. Thompson has been the President, Chief Executive Officer, and a Director of the Company since 1993. Mr. Thompson has also been President, Chief Executive Officer, and a Director of Triad since its inception in 1987. From 1986 to 1989, Mr. Thompson also served as President and Chief Executive Officer of Triad Life Insurance Company, which sold mortgage insurance products. From 1976 to 1985, Mr. Thompson served as Senior Vice President/ Southeast Division Manager of MGIC. Mr. Thompson joined MGIC in 1972.

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

      Kenneth N. Lard has been Executive Vice President of the Company and Executive Vice President, Sales and Marketing of Triad since February 2003. Mr. Lard was Senior Vice President, Sales and Marketing of Triad from June 2002 to January 2003. From November 1997 to May 2002, Mr. Lard was Senior Vice President, National Sales Director of Triad. From November 1995 to September 1996 Mr. Lard was Vice President, National Accounts of Triad. Prior to joining Triad, Mr. Lard was employed by Signet Bank from 1987 to 1995 as Vice President, Capital Markets Division and most recently as Vice President, Secondary Marketing. Mr. Lard has been with Triad for 8 years and has over 20 years experience in the mortgage industry.

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

      Kenneth C. Foster has been Senior Vice President, Risk Management of Triad since April 2002. From June 2001 to April 2002 Mr. Foster was Senior Vice President, Product Development of Triad. Prior to joining Triad, Mr. Foster was Principal of Applied Mortgage Solutions from 1994 to 2001. Previously Mr. Foster was employed by MGIC from 1980 to 1994, most recently as Vice President of Business/ Information Development. Mr. Foster has been associated with Triad for 9 years and in the insurance/mortgage industry for over 30 years.

      Officers of the Company serve at the discretion of the Board of Directors of the Company.

Item 2.     Properties.

      The Company leases office space in its Winston-Salem headquarters and its thirteen underwriting offices located throughout the country under leases expiring between 2004 and 2012 and which require annual lease payments of approximately $1.3 million in 2004. With respect to all facilities, the Company either has renewal options or believes it will be able to obtain lease renewals on satisfactory terms. The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

      The Company maintains mid-range and micro-computer systems from its corporate data center located in its headquarters building to support its data processing requirements for accounting, claims, marketing, risk management, and underwriting. The Company has in place back-up procedures in the event of emergency situations.

Item 3.     Legal Proceedings.

      The Company is involved in litigation in the ordinary course of business including the named cases below. No pending litigation is expected to have a material adverse affect on the financial position of the Company.

      Triad is a defendant in Patton v. Triad. This action was commenced on June 30, 2000, with the filing of a complaint in Federal District Court for the Southern District of Georgia seeking class action status on behalf of a nationwide class of home mortgage borrowers. The complaint alleges that Triad violated the Real Estate Settlement Procedures Act (“RESPA”) by entering into transactions with lenders (including captive mortgage reinsurance and contract underwriting) that were not properly priced, in return for the referral of mortgage insurance. In August 2000, Triad filed a motion for summary judgment in the case which was granted on February 13, 2001. The summary judgment was overturned by the 11th Circuit Court of Appeals in January 2002. In overturning the judgment, the court addressed the applicability of the McCarron-Ferguson Act (regarding federal preemption of state law) to the case; it did not address the merits of the case. Triad subsequently filed a motion opposing class certification which was granted. Plaintiffs have appealed this decision. While the ultimate outcome of the RESPA litigation is uncertain, the litigation is not expected to have a material adverse affect on the financial position of the Company.

      Triad is also a defendant in Broessel v. Triad. This action was commenced on January 15, 2004 with a filing in Federal District Court for the Western District of Kentucky seeking class action status on behalf of a nationwide class of home mortgage borrowers. The complaint alleges that Triad violated the Fair Credit Reporting Act (“FCRA”) by failing to provide notices to certain borrowers when mortgage insurance was offered to lenders with respect to those borrowers’ mortgage loans at a rate in excess of Triad’s lowest available rate. Triad is in the process of responding to the complaint. While the ultimate outcome of the FCRA litigation is uncertain, the litigation is not expected to have a material adverse effect on the financial position of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

      The Company’s Common Stock trades on The NASDAQ Stock Market® under the symbol “TGIC.” At December 31, 2003, 14,438,637 shares were issued and outstanding. The following table sets forth the highest and lowest closing prices of the Company’s Common Stock, $0.01 par value, as reported by NASDAQ during the periods indicated.

	2003		2002

	High	Low	High	Low

First Quarter	$40.170	$31.130	$43.470	$34.740
Second Quarter	$39.900	$34.800	$48.470	$40.270
Third Quarter	$49.080	$39.260	$46.000	$32.400
Fourth Quarter	$51.220	$46.110	$41.610	$31.002

      As of March 8, 2004, the number of stockholders of record of the Company’s Common Stock was approximately 200. In addition, there were an estimated 7,700 beneficial owners of shares held by brokers and fiduciaries.

      Payments of future dividends are subject to declaration by the Company’s Board of Directors. The dividend policy is dependent also on the ability of Triad to pay dividends to the parent company. Because of Triad’s need to maintain capital levels required by rating agencies, there are no present intention to pay dividends.

Item 6.     Selected Financial Data.

	Year Ended December 31

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share amounts)
Income Statement Data (for period ended):
Premiums written:
Direct	$154,046	$124,214	$95,551	$76,867	$65,381
Assumed	2	3	4	8	11
Ceded	(27,312)	(18,348)	(10,557)	(4,993)	(1,665)

	$126,736	$105,869	$4,998	$71,882	$63,727

Earned premiums	$119,732	$105,067	$84,356	$71,843	$63,970
Net investment income	17,082	16,099	14,765	12,645	10,546
Net realized investment gains (losses)	3,029	(2,519)	297	286	1,153
Other income	24	72	1,892	37	13

Total revenues	139,867	118,719	101,310	84,811	75,682
Net losses and loss adjustment expenses	23,833	14,063	9,019	7,587	7,111
Interest expense on debt	2,772	2,771	2,771	2,770	2,780
Amortization of deferred policy acquisition cost	18,112	13,742	11,712	8,211	6,955
Other operating expenses (net of acquisition cost deferred)	22,776	22,900	18,136	16,008	15,061

Income before income taxes	72,374	65,243	59,672	50,235	43,775
Income taxes	21,283	20,140	18,413	15,237	13,365

Net income	$51,091	$45,103	$41,259	$34,998	$30,410
Basic earnings per share	$3.57	$3.21	$3.05	$2.63	$2.28
Diluted earnings per share	$3.52	$3.15	$2.95	$2.55	$2.23
Weighted average common and common share equivalents outstanding
Basic	14,322,216	14,060,420	13,545,725	13,321,901	13,312,104
Diluted	14,509,538	14,331,581	13,977,435	13,726,088	13,640,716
Balance Sheet Data (at year end):
Total assets	$575,579	$482,886	$396,455	$328,377	$263,141
Total invested assets	$413,527	$344,581	$277,200	$232,025	$191,564
Losses and loss adjustment expenses	$27,186	$21,360	$17,991	$14,987	$14,751
Unearned premiums	$15,630	$8,539	$7,650	$6,933	$6,831
Long-term debt	$34,486	$34,479	$34,473	$34,467	$34,462
Stockholders’ equity	$369,930	$309,407	$246,070	$199,831	$157,072
Statutory Ratios(1):
Loss ratio	19.9%	13.4%	10.7%	10.6%	11.1%
Expense ratio	33.0%	38.0%	39.9%	37.4%	40.5%

Combined ratio	52.9%	51.4%	50.6%	48.0%	51.6%

GAAP Ratios:
Loss ratio	19.9%	13.4%	10.7%	10.6%	11.1%
Expense ratio	32.3%	34.6%	35.1%	33.7%	34.5%

Combined ratio	52.2%	48.0%	45.8%	44.3%	45.6%

Other Statutory Data (dollars in millions)(1):
Direct insurance in force	$31,747.8	$25,379.1	$21,726.0	$15,123.5	$13,038.0
Direct risk in force (gross)	$7,024.0	$5,790.9	$4,581.5	$3,760.0	$3,222.5
Risk-to-capital	15.3:1	15.5:1	15.0:1	14.8:1	15.4:1

(1)	Based on statutory accounting practices and derived from consolidated statutory financial statements of Triad.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

      Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position, and results of operations for the three years ended December 31, 2003, of Triad Guaranty Inc. and its consolidated subsidiaries, collectively the Company. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

      Certain of the statements contained herein, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, and legislative developments. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on us. There can be no assurance that future developments will be in accordance with our expectations or that the effect of future developments on the Company will be those anticipated by us. Actual results could differ materially from those expected by us, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are different than anticipated, legislative developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity, and the factors described in the forward-looking statements.

Critical Accounting Estimates

      The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The ultimate outcome could differ from those estimates and assumptions utilized in the preparation of the financial statements.

      We have identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves for losses and loss adjustment expenses, the timely identification of potentially impaired securities and valuation of those securities, and deferred policy acquisition costs. In developing these estimates, we make subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based on the facts available upon compilation of the financial statements.

Reserves for Losses and Loss Adjustment Expenses

      We establish reserves using estimated claim rates (frequency) and estimated claim amounts (severity) to project ultimate losses. Our reserving process incorporates numerous factors in a formula that give effect to current economic conditions and profiles delinquencies by such primary factors as policy year, geography, chronic late payment characteristics, and the number of months the policy has been in default. Because the estimate for loss reserves is sensitive to the estimates of claims frequency and severity, we perform sensitivity analyses to test the reasonableness of the best estimate generated by the loss reserve process. The loss reserve estimation process and the sensitivity analyses support the reasonableness of the best estimate of loss reserves recorded as a liability in the financial statements.

      Our reserving process is based upon the assumption that past experience, taking into consideration the above factors, adjusted for anticipated economic conditions and projected future economic trends, provides a reasonable basis for estimating severity and frequency. We consider severity and frequency to be the most significant assumptions in the establishment of our loss reserves. Inherently, there are risks and uncertainties involved in making these assumptions.

Investments

      Valuing our investment portfolio involves a variety of assumptions and estimates, particularly for investments that are not actively traded. We rely on external pricing sources for highly liquid publicly traded securities and use an internal pricing matrix for privately placed securities. This matrix relies on our judgment concerning a) the discount rate we use in calculating expected future cash flows, b) credit quality, and c) expected maturity.

      We regularly monitor our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and any other-than-temporary impairments are charged against earnings in the proper period. Our methodology to identify potential impairments requires judgment and is further described in the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The timely identification and valuation of potentially impaired securities involves many judgments. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as unforeseen events which affect our investments in one or more companies, political subdivisions, or industries could result in additional write downs in future periods for impairments that are deemed to be other-than-temporary.

Deferred Policy Acquisition Costs

      The costs of acquiring new business, principally commissions and certain policy underwriting and issue costs which vary with and are primarily related to the production of new business, are capitalized as deferred policy acquisition costs (DAC). Amortization of such policy acquisition costs is charged to expense in proportion to premium recognized over the estimated policy life. We make judgments in the identification of deferrable acquisition costs and the determination of estimated policy life utilized in the amortization assumptions. See further discussion of deferred policy acquisition costs under the Financial Position section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      Through our subsidiaries, we provide mortgage guaranty insurance coverage to residential mortgage lenders and investors as a credit-enhancement vehicle, typically when individual borrowers have less than 20% equity in the property. Business originated by lenders and submitted to us on an individual basis is referred to as flow business. Mortgage guaranty insurance facilitates the sale of individual low down payment loans in the secondary market and provides protection to lenders who choose to keep the loans. Additionally, we provide mortgage insurance to lenders and investors who seek additional default protection, capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. This business is referred to as structured bulk business.

      We derive our revenues principally from a) initial and renewal earned premiums from flow business (net of reinsurance premiums ceded as part of our risk management strategies), b) initial and renewal earned premiums from structured bulk transactions, and c) investment income on invested assets. We also realize investment gains periodically as a source of revenue when the opportunity presents itself within the confines of our overall investment strategy.

      Our expenses essentially consist of a) amounts paid on claims submitted, b) increases in reserves for estimated future claim payments, c) costs of acquiring new business and servicing existing policies, and d) other general business expenses including income taxes.

      Our profitability depends largely on a) the adequacy of our product pricing and underwriting discipline relative to the risks insured, b) persistency levels, c) operating efficiencies, and d) the level of investment yield, including realized gains and losses, on our investment portfolio.

Consolidated Results of Operations

      Following is a summary of our results for the last three years (dollars in thousands except per share information):

	2003	2002	2001

Earned premiums	$119,732	$105,067	$84,356
Net investment income	17,082	16,099	14,765
Net realized investment gains (losses)	3,029	(2,519)	297
Other Income	24	72	1,892

Total revenues	139,867	118,719	101,310

Net losses and loss adjustment expenses	23,833	14,063	9,019
Interest expense on debt	2,772	2,771	2,771
Amortization of deferred policy acquisition costs	18,112	13,742	11,712
Other operating expenses (net of acquisition costs deferred)	22,776	22,900	18,136

Income before income taxes	72,374	65,243	59,672
Income taxes	21,283	20,140	18,413

Net income	$51,091	$45,103	$41,259

Diluted earnings per share	$3.52	$3.15	$2.95

      A primary driver of our results is persistency. We define persistency as the percentage of insurance in force remaining from twelve months prior. In 2003, we achieved record levels of production due primarily to the increased level of refinance activity and our increased penetration in the bulk marketplace. However, low persistency levels, also reflective of the higher refinance activity, had a negative impact on our results. Lower persistency adversely affected us in two ways: a) renewal earned premium decreased as the mortgages generating the renewal premium refinanced and b) expenses increased through higher amortization of deferred policy acquisition costs. We saw persistency drop through most of 2003, reaching its low point in the third quarter. Mortgage interest rates crept up in the latter part of the year, resulting in moderately improved persistency in the fourth quarter.

      Two other important drivers of our results have been the increase in bulk production and our continued commitment to risk-sharing arrangements with our lender partners. We address these primary drivers and the impact each had in the detailed year-by-year comparisons that follow this discussion. The information is presented in three categories: Production and In Force, Revenues, and Losses and Expenses.

2003 Compared to 2002

      Net income for 2003 increased 13.3% to $51.1 million from $45.1 million in 2002. Net income per share on a diluted basis increased 11.9% to $3.52 for 2003 from $3.15 per share for 2002. This improvement in net income was driven by a 14.0% increase in earned premiums and a 6.1% increase in net investment income. Net income for 2003 includes net realized investment gains, net of income taxes, of $2.0 million, while net income for 2002 included net after-tax realized investment losses of $1.6 million.

Production and In Force

      Total insurance written in 2003 was $20.5 billion compared to $13.4 billion in 2002, an increase of 52.5%. Total insurance written includes insurance written from flow production and structured bulk transactions.

      Flow insurance written for 2003 increased 36.0% to $16.6 billion from $12.2 billion in 2002. This increase was primarily the result of expanding relationships with national lenders, strong demand for risk-sharing arrangements and other product offerings, and a lower interest rate environment that contributed to a very strong refinance market.

      Insurance written in 2003 attributable to structured bulk transactions totaled $3.9 billion compared to $1.2 billion in 2002. The jump in structured bulk transactions written was driven by a robust growth in the overall bulk marketplace in 2003 coupled with our renewed strategic commitment to that market. Our investments in technology and personnel enabled us to participate successfully in this arena in 2003. Structured bulk transactions are generally initiated by secondary mortgage market participants who wish to use mortgage insurance as a credit enhancement. We compete against other mortgage insurers as well as other forms of credit enhancement provided by capital markets for these transactions. Insurance written attributed to structured bulk transactions is likely to vary significantly from period to period, as opposed to insurance written from flow originations, due to a) the limited number of transactions (but with larger size) occurring in this market, b) competition from other mortgage insurers, c) the attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancement, and d) the changing loan composition and underwriting criteria of the market.

      Although terms vary, the bulk market can be broadly categorized into three different segments, or tiers, depending on the risk characteristics of the loans comprising a transaction. The loan characteristics of the three segments are a) predominantly high credit quality, low loan to value (LTV), fully underwritten loans that may have niche characteristics such as non-conforming loan balances and risk concentrations related to geography, transaction purpose, or occupancy type; b) loans that generally have high credit quality and low to moderate LTVs that have been underwritten with reduced, streamlined, or no documentation; and c) generally fully underwritten loans with credit impaired borrowers (FICO credit score less than 575). In general, we believe that bulk business originated in segments b) and c) will report a higher default rate than our flow business. However, we also believe that the lower LTVs associated with bulk business ultimately will generate proportionately lower claim rates as a proportion of the reported defaults and lower levels of severity than flow business. We have entered into bulk transactions primarily in the first two segments mentioned above. At December 31, 2003, only approximately 4% of our insurance in force attributable to structured bulk transactions is categorized in segment c) above.

      According to industry data, our national market share of net new primary insurance written, which includes insurance written on a flow basis as well as that attributed to structured bulk transactions, was 4.9% for 2003 (5.6% for the fourth quarter) compared to 3.7% for 2002 (3.9% for the fourth quarter). Our national market share of net new primary insurance written on a flow basis was 5.0% for 2003 (4.7% for the fourth quarter) compared to 4.3% for 2002 (4.7% in the fourth quarter). Industry data indicates that we had 4.4% of the national market share attributable to structured bulk transactions in 2003 compared to 0.3% in 2002.

      Periodically we enter into structured bulk transactions involving loans that have insurance effective dates within the current reporting period but for which detailed loan information regarding the insured loans is not provided by the issuer of the transaction until later. When this situation occurs, we accrue premiums that are due but not yet paid based upon the estimated commitment amount of the transaction in the reporting period with respect to each loan’s insurance effective date. However, the policies are not reflected in our in force, insurance written, or related industry data totals until the loan level detail is reported to us. At December 31, 2003, we had approximately $1.3 billion of structured transactions with effective dates within the fourth quarter for which loan level detail had not been received and, therefore, are not included in our own data or industry totals. These amounts will be reported as new production and insurance in force totals in 2004 when the issuer of the transactions provides loan level detail to us. We have properly included in premium written and premium earned the respective amounts due and earned during the fourth quarter of 2003 related to this insurance.

      Total direct insurance in force reached $31.7 billion at December 31, 2003, compared to $25.4 billion at December 31, 2002. Significant refinance activity in 2003 and 2002 resulted in a high level of policy cancellations that substantially offset the impact that the high level of insurance written had on in force growth. As a result, insurance in force increased by only $6.3 billion in 2003, even though insurance written during 2003 was $20.5 billion.

      Refinance activity was 52.1% of insurance written (42.1% in the fourth quarter) in 2003 compared to 40.1% (47.0% in the fourth quarter) in 2002. Persistency was 50.7% at December 31, 2003, compared to 60.9% at December 31, 2002. The high level of refinance activity and the resulting decrease in persistency is reflective of the low interest rate environment that has been in place during the past year. The annualized quarterly persistency rate for the fourth quarter of 2003 was 46.3% compared to 19.3% for the third quarter of 2003 and 32.1% for the fourth quarter of 2002. Changes in interest rates generally take a few months to affect persistency. During the third and fourth quarters of 2003, interest rates moderately increased from the record low levels seen in June and July. If these interest rate levels persist or if interest rates increase further, we believe that persistency should improve in 2004. However, if rates decline significantly from current levels, persistency could return to levels comparable to the first nine months of 2003.

      We define persistency as the percentage of insurance in force remaining from twelve months prior. Cancellations of policies originated during the past twelve months are not considered in our calculation of persistency. This method of calculating persistency may vary from that of other mortgage insurers. We believe that our calculation presents an accurate measure of the percentage of insurance in force remaining from twelve months prior. Cancellations result primarily from the borrower refinancing or selling mortgaged residential properties and, to a lesser degree, from the borrower achieving prescribed equity levels at which the lender no longer requires mortgage guaranty insurance. The primary driver of our reduced persistency over the past two years has been the record low interest rates on mortgage loans.

      FICO credit scores are one of the factors used in determining credit risk. The following table presents the FICO credit score distribution of our insurance in force at December 31, 2003 and 2002.

	Percent of
	Insurance In
	Force

	December 31

	2003	2002

Credit score less than 575	1.3%	0.9%
Credit score between 575 and 619	4.8%	4.8%
Credit score greater than 619	93.9%	94.3%

      As the table shows, we insure some loans that have FICO credit scores below 575. We believe that these loans have a higher probability of loss than a loan with a FICO credit score of 575 or greater. We do not expect loans with FICO scores less than 575 to become a significant portion of our insurance in force.

Revenues

      Total direct premiums written were $154.0 million for 2003, an increase of 24.0% compared to $124.2 million for 2002. Net premiums written increased by 19.7% to $126.7 million in 2003 from $105.9 million for 2002. Contributing to the increase in premiums written for 2003 were significant writings under our annual premium payment plan. The annual premium payment plan requires a first-year premium paid at mortgage loan closing, with the entire amount reported as premium written. The annual premium payment plan contrasts with our monthly premium payment plan which involves, in general, the payment of one or two months’ premium at mortgage loan closing and monthly renewal payments thereafter, with the associated amounts reported as premium written. During 2003, 34% of total insurance written was under the annual premium payment plan compared to 18% of total insurance written during 2002.

      The difference between direct premiums written and net premiums written is ceded premium. Ceded premium is comprised of premiums paid on both excess of loss reinsurance treaties as well as risk-sharing arrangements with our lender partners (referred to as captive reinsurance arrangements). Driven by an increase in the amount of premium subject to captive reinsurance arrangements, ceded premiums written increased 48.9% to $27.3 million in 2003 from $18.3 million in 2002. Our premium cede rate (the ratio of ceded premiums written to direct premiums written) was 17.7% for 2003 compared to 14.8% for 2002. Our premium cede rate for captive reinsurance arrangements (the ratio of ceded premiums written under captive reinsurance arrangements to total direct premiums written) was 15.4% for 2003 compared to 12.7% for 2002. The average premium cede rate for direct premiums written subject to captive reinsurance arrangements was 35.2% in 2003 compared to 35.8% in 2002. During 2003, approximately $7.6 billion of insurance written, or 46% of flow insurance written (37% of total insurance written including structured bulk transactions) was subject to captive reinsurance arrangements compared to $6.2 billion of insurance written, or 51% of flow insurance written (46% including structured bulk transactions), in the same period of 2002. The decline in the percentage of flow insurance written subject to captive reinsurance arrangements from 2002 to 2003 is primarily a result of increased production in our lender-paid mortgage insurance program that is not subject to captive reinsurance arrangements. Through December 31, 2003, insurance written attributable to structured bulk transactions was not subject to captive reinsurance arrangements.

      Approximately 54.2% of direct flow insurance in force (45.9% of total insurance in force) was subject to captive reinsurance arrangements at December 31, 2003, compared to 51.6% (45.7% of total insurance in force) at December 31, 2002. This increase was due primarily to the increased market penetration of our captive reinsurance arrangements and the high level of refinance activity in 2003, as policies that were previously not subject to captive reinsurance arrangements refinanced and new policies issued were subject to captive reinsurance arrangements. We anticipate that ceded premiums will continue to increase as a result of the expected increase in insurance in force subject to captive reinsurance arrangements.

      We continue to see the success of our strategic initiatives to provide captive risk-sharing alternatives to selected lender partners. We remain committed to the concept of captive reinsurance arrangements on a lender-by-lender basis. Captive reinsurance arrangements have evolved during the past year and will continue to evolve in 2004. We will continue to be an active participant with our lender partners in structures utilizing alternative attachment points, risk bands, cede rates, and ceding commissions. One of our competitors announced that, effective April 1, 2003, it would not participate in captive arrangements where the net premium cede rate is greater than 25% (“deep ceded”). According to recent articles, two other competitors have recently announced that they will limit the amount of premium they will cede under deep ceded captive arrangements. Where prudent, we plan to continue to participate in captive risk-sharing arrangements, including deep ceded arrangements, on a lender-by-lender basis. It is uncertain at this time what impact, if any, the competitors’ decisions, as described above, will have on our production of insurance subject to captive reinsurance arrangements.

      Earned premiums increased 14.0% to $119.7 million for 2003 from $105.1 million for 2002. The difference between net written premiums and earned premiums in 2003 is due to the significant writings of our annual premium product and the related increase in the unearned premium reserve. Our unearned premium liability increased to $15.6 million at December 31, 2003, from $8.5 million at December 31, 2002. Direct written premium from the annual premium product represented 15.5% of direct premium written in 2003 compared to 7.0% of direct premium written in 2002. The growth in written and earned premiums resulted from strong levels of new insurance written offset by the impact of a low level of persistency and by the increase in ceded premiums.

      Net investment income for 2003 was $17.1 million, a 6.1% increase over $16.1 million in 2002. Average invested assets grew by $59 million to $360 million for the year ended December 31, 2003, an increase of 19.6% from $301 million for 2002. The increase in average invested assets is attributable to funds derived from normal operating cash flow in 2003. The percentage increase in net investment income was much lower than the percentage increase in invested assets primarily due to a decrease in investment yields.

      We reported $3.0 million of net realized investment gains during 2003 and $2.5 million of net realized investment losses during 2002. Net realized gains during 2003 included approximately $785,000 of impairment writedowns. The writedowns primarily involved securities in the automotive, energy, and pharmaceutical sectors as well as a commercial mortgage-backed security.

Losses and Expenses.

      Net incurred losses and loss adjustment expenses (net of reinsurance recoveries) increased by 69.5% in 2003 to $23.8 million from $14.1 million in 2002. The increase in losses and loss adjustment expenses was anticipated based upon the growth in the number of delinquencies and is reflective of our overall growth of insurance in force, relative growth of our participation in the bulk market, and the seasoning of our in force business. Net paid losses, excluding loss adjustment expenses, increased to $17.5 million during 2003 from $10.3 million during 2002, an increase of 70.3%. The increase in net paid losses approximates the increase in incurred losses and was within our expected range. Average severity (direct paid losses divided by number of claims paid) was approximately $24,100 for 2003 compared to $21,400 for 2002. The following table provides detail on direct paid losses from flow business and structured bulk business (in thousands of dollars).

	Direct Losses Paid

	2003	2002

Flow business	$15,496	$10,229
Bulk business	2,045	74

Total	$17,541	$10,303

      Our loss ratio (the ratio of incurred losses to earned premiums) was 19.9% for 2003 compared to 13.4% for 2002. The loss ratio was 21.6% for the fourth quarter of 2003 and 15.4% for the fourth quarter of 2002. As mentioned earlier, the increase in the loss ratio is consistent with our expectations given the overall growth of insurance in force, relative growth of our participation in the bulk market, and the seasoning of our in force business.

      As of December 31, 2003, approximately 92% of our insurance in force was originated in the last 36 months compared to 83% at December 31, 2002. We believe, based upon our experience and industry data, that claims incidence for flow business is generally highest in the third through sixth years after loan origination. We believe that the period of highest claims incidence for structured bulk transactions is earlier than that for flow business. We expect our incurred losses to increase as a greater amount of our insurance in force reaches its anticipated highest claim frequency years. Changes in the economic environment could accelerate paid and incurred loss development. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is difficult to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

      Amortization of DAC increased by 31.8% to $18.1 million in 2003 from $13.7 million for 2002. The increase reflects growth in DAC related to the expansion of our insurance in force and accelerated amortization due to higher cancellations from refinance activity in 2003. Our model calculates the amortization of DAC separately for each book year. The model accelerates DAC amortization through a dynamic adjustment when persistency for a book year is lower than the estimated persistency originally utilized in the model. The dynamic adjustment effectively adjusts the estimated policy life originally utilized in the model to a revised policy life based upon the current actual persistency. Low persistency levels during the past two years resulted in additional amortization of deferred policy acquisition costs through dynamic adjustments totaling $5.5 million in 2003 and $2.6 million in 2002. If persistency improves in 2004 compared to 2003, we would expect additional amortization of DAC resulting from the dynamic adjustment to be lower, depending on the level of improvement. However, if persistency does not improve, we would expect similar levels of additional amortization through dynamic adjustments to that which occurred in 2003.

      Other operating expenses decreased 0.5% to $22.8 million for 2003 from $22.9 million for 2002. The decline in other operating expenses is primarily the result of operational efficiencies achieved through the use of technology. We have made substantial investments in technology that allow for significant increases in volume without a proportional increase in operating expenses. As a result, the substantial majority of our business now enters into our administrative systems through electronic interfaces at a lower cost than those requiring manual intervention. The expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for 2003 was 32.3% compared to 34.6% for 2002. The expense ratio for 2003 improved because other operating expenses decreased and net written premium increased, offset somewhat by the accelerated amortization of DAC.

      Our effective tax rate was 29.4% for 2003 and 30.9% for 2002. The decrease in the effective tax rate is due primarily to an increase in tax-exempt interest resulting from a higher percentage of assets being invested in tax-preferred securities. We expect our effective tax rate to remain near current levels or increase slightly as we expect earned premium to grow faster than tax-preferred income.

2002 Compared to 2001

      Net income for 2002 increased 9.3% to $45.1 million from $41.3 million in 2001. Net income per share on a diluted basis increased 6.6% to $3.15 for 2002 from $2.95 per share for 2001. This improvement in net income was led by a 24.6% increase in earned premiums and a 9.0% increase in net investment income. Net income for 2002 included after-tax net realized investment losses of $1.6 million, while net income for 2001 included after tax net realized investment gains of $193,000. Also included in net income for 2001 was the receipt of a nonrecurring incentive payment of approximately $1.9 million, relating to the voluntary cancellation of one of our excess of loss corporate reinsurance contracts.

Production and In Force

      Total insurance written in 2002 was $13.4 billion compared to $13.3 billion in 2001, an increase of 1.3%. Flow insurance written for 2002 increased 42.8% to $12.2 billion from $8.5 billion in 2001. The increase in insurance written from flow production was primarily the result of expanding relationships with national lenders, strong demand for risk-sharing arrangements, and an expanding marketplace as the result of lower interest rates. Insurance written in 2002 attributable to structured bulk transactions totaled $1.2 billion compared to $4.7 billion in 2001.

      According to industry data, Triad’s national market share of net new primary insurance written was 3.7% for 2002 compared to 3.6% for 2001. Triad’s national market share of net new primary insurance written on a flow basis was 4.3% for 2002 compared to 3.4% for 2001.

      Total direct insurance in force reached $25.4 billion at December 31, 2002, compared to $21.7 billion at December 31, 2001, an increase of 16.8%. Increased refinance activity in 2002 drove a high level of policy cancellations that partially offset the impact that the high level of insurance written had on in force growth.

      Refinance activity was 40.1% of insurance written in 2002 compared to 35.8% in 2001. Excluding structured bulk transactions, refinance activity was 40.1% of insurance written in 2002 compared to 37.5% of insurance written in 2001. Persistency was 60.9% at December 31, 2002, compared to 67.6% at December 31, 2001. The increased level of refinance activity and the resulting decrease in persistency was reflective of the low interest rate environment that was in place during 2002.

Revenues

      Total direct premiums written were $124.2 million for 2002, an increase of 30.0% compared to $95.6 million for 2001. Net premiums written increased by 24.6% to $105.9 million in 2002 from $85.0 million for 2001.

      Driven primarily by increases in captive arrangements and also by excess of loss reinsurance, ceded premiums written increased 73.8% to $18.3 million in 2002 from $10.6 million in 2001. Our premium cede rate was 14.8% for 2002 compared to 11.0% for 2001. Our premium cede rate for captive reinsurance was 12.7% for 2002 compared to 6.6% for 2001. Approximately 51% of flow insurance written (46% of total insurance written including structured bulk transactions) during 2002 was subject to captive mortgage reinsurance compared to 58% of flow insurance written (37% of total insurance written including structured bulk transactions) in 2001. Approximately 45.7% of direct insurance in force was subject to captive arrangements at December 31, 2002, compared to 34.6% at December 31, 2001. The increase in insurance in force subject to captive arrangements was due primarily to the increased market penetration of our captive arrangements and the increased level of refinance activity during 2002.

      Earned premiums increased 24.6% to $105.1 million for 2002 from $84.4 million for 2001. The growth in written and earned premium resulted from record levels of insurance written offset by the impact of a declining persistency rate due to a high level of refinance activity.

      Net investment income for 2002 was $16.1 million, a 9.0% increase over $14.8 million in 2001. This increase was the result of growth in the average balance of invested assets by $49 million to $301 million for the year ended December 31, 2002, from $252 million for 2001. The growth in invested assets was attributable to normal operating cash flow. The percentage increase in net investment income was lower than the percentage increase in invested assets primarily due to a decrease in investment yields that were a result of the low interest rates in 2002 for new investments and the disposal of a number of higher yielding corporate bonds with lower credit quality during 2002 to enhance the overall quality of the portfolio.

      We reported $2.5 million of net realized investment losses during 2002, which included approximately $2.0 million of impairment writedowns. The writedowns primarily involved securities in the telecommunications and technology sectors and, to a lesser degree, the airline, energy, electronic manufacturing, and textile manufacturing industries.

Losses and Expenses.

      Net losses and loss adjustment expenses (net of reinsurance recoveries) increased by 55.9% in 2002 to $14.1 million from $9.0 million in 2001. The rise reflected an increase in paid losses and delinquent loans as our insurance in force grew and the condition of the economy remained weak. Net paid losses and loss adjustment expenses increased to $10.7 million during 2002 from $6.0 million during 2001. Reported delinquent loans totaled 2,379 at December 31, 2002, compared to 1,420 at December 31, 2001, an increase of 67.5%. Our loss ratio was 13.4% for 2002 compared to 10.7% for 2001.

      Amortization of DAC increased by 17.3% to $13.7 million in 2002 from $11.7 million for 2001. The increase in amortization reflected growth in DAC related to the growth of our insurance in force and accelerated amortization due to higher cancellations from refinance activity in 2002. Decreased persistency levels during 2002 and 2001 resulted in additional DAC amortization through dynamic adjustments totaling $2.6 million in 2002 and $2.1 million in 2001.

      Other operating expenses increased 26.3% to $22.9 million for 2002 from $18.1 million for 2001. This increase in expenses was primarily attributable to personnel, technology amortization, and equipment and software costs required to support our increased levels of production, product development, system enhancements, and geographic expansion. The expense ratio for 2002 was 34.6% compared to 35.1% for 2001.

      Our effective tax rate was 30.9% for both 2002 and 2001.

Significant Customers

      Our objective is to continually grow market share through controlled, profitable growth in both the flow and bulk arenas while adhering to our risk management strategies. Our strategy is to continue our focus on national lenders while maintaining the productive relationships that we have built with regional lenders. However, consolidation within the mortgage origination industry has resulted in a greater percentage of production volume being concentrated among a smaller customer base. Our ten largest customers were responsible for 74%, 73%, and 64% of flow insurance written during 2003, 2002, and 2001, respectively. Our two largest customers were responsible for 58%, 53%, and 42% of flow insurance written during 2003, 2002, and 2001, respectively. Measured by risk in force, our ten largest customers were responsible for 67%, 59%, and 42% of flow risk in force at December 31, 2003, 2002, and 2001, respectively. Additionally, our two largest customers were responsible for 49%, 40%, and 25% of flow risk in force at December 31, 2003, 2002, and 2001, respectively. The loss of one or more of these significant customers could have an adverse effect on our business.

Financial Position

      Total assets increased to $576 million at December 31, 2003, a 19% growth over the same date in 2002. Total liabilities increased to $206 million at December 31, 2003, from $173 million in 2002. This section identifies several items on our balance sheet that are important in the overall understanding of our financial position. These items include deferred policy acquisition costs, prepaid federal income tax and related deferred income taxes, and loss and loss adjustment expense reserves. Our mortgage insurance operations and reserves are primarily supported by our investment portfolio. The majority of our assets are contained in the investment portfolio. A separate Investments section follows the Financial Position section and reviews our investment portfolio, key portfolio management strategies, and methodologies in which we manage credit risk.

Deferred Policy Acquisition Costs

      Costs expended to acquire new business are capitalized as deferred policy acquisition costs (DAC) and recognized as expense over the anticipated premium paying life of the policy. We employ dynamic models that calculate amortization of DAC separately for each book year. The models rely on assumptions that we make based upon historical industry experience and our own unique experience regarding the annual persistency development of each book year. Persistency is the most important assumption utilized in determining the timing of reported amortization expense reflected in the income statement and the carrying value of DAC on the balance sheet. A change in the assumed persistency can impact the current and future amortization expense as well as the carrying value on the balance sheet. However, our models are dynamic and adjust when actual book year persistency is lower than the assumptions employed in the models. When this happens, the DAC amortization is accelerated through a dynamic adjustment in order to match the amortization expense with the life of the policies on which the acquisition costs were originally deferred. The following table shows the DAC asset for the previous three years and the effect of persistency on amortization(amounts in thousands):

	DAC Asset

	2003	2002	2001

Balance — beginning of year	$28,997	$25,943	$22,815
Costs capitalized	18,478	16,795	14,840
Amortization — normal	(12,569)	(11,115)	(9,629)
Amortization — dynamic adjustment	(5,543)	(2,626)	(2,083)

Total amortization	(18,112)	(13,741)	(11,712)

Balance — end of year	$29,363	$28,997	$25,943

Annual Persistency	50.7%	60.9%	67.6%

Prepaid Federal Income Taxes and Deferred Income Taxes

      We purchase ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) in lieu of paying current federal income taxes to take advantage of a special contingency reserve deduction for mortgage guaranty companies. The cumulative sum of the Tax and Loss Bonds purchased, net of those matured, is classified on our balance sheet as prepaid federal income taxes. These purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that will become due in ten years when the Tax and Loss Bonds mature. At December 31, 2003, prepaid income taxes amounted to $98.1 million, compared to $77.8 million at December 31, 2002. The change from year to year approximates the change in deferred income tax liability for the year.

      Deferred income taxes are provided for the differences in reporting taxable income in the financial statements and on the tax return. These cumulative differences are enumerated in Note 6 in the Notes to Consolidated Financial Statements. The largest cumulative difference is the special contingency reserve deduction for mortgage insurers mentioned above. The remainder of the deferred tax liability has primarily arisen from book and tax reporting differences related to deferred policy acquisition costs and unrealized investment gains.

Loss and Loss Adjustment Expense Reserve

      We establish reserves using estimated claim rates (frequency) and claim amounts (severity) to estimate ultimate losses. Our reserving process incorporates numerous factors in a formula that gives effect to current economic conditions and profiles delinquencies by such factors as policy year, geography, chronic late payment characteristics, and the number of months the policy has been in default. Because the estimate for loss reserves is sensitive to the estimates of claims frequency and severity, we perform sensitivity analyses to test the reasonableness of the best estimate generated by the loss reserve process. We periodically review the loss reserve process in order to improve its estimate of ultimate losses on loans currently in default. Adjustments to reserve estimates are reflected in the financial statements in the periods in which the adjustments are made.

      Our loss and loss adjustment expense reserves increased to $27.2 million at December 31, 2003, compared to $21.4 million at December 31, 2002. Note 4 in the Notes to the Consolidated Financial Statements contains a roll forward of these amounts for the last two years showing the incurred losses and the actual payments for the current and prior years. Loss and loss adjustment expense reserves are established when notices of default on insured mortgage loans are received. Reserves also are established for estimated losses incurred on notices of default not yet reported by the lender. Consistent with industry practices, we do not establish loss reserves for future claims on insured loans that are not currently in default. The growth in loss reserves is primarily the result of the increase in reported defaults. Over 81% of our insurance in force was written within the last two years. Experience indicates that years three through six have the highest incidence of defaults. Because of this fact, we expect loss reserves to continue to grow, reflecting the growth and aging of our insurance in force.

      The following table shows default statistics as of December 31, 2003, and 2002.

	Default Statistics

	2003	2002

Number of insured loans in force	236,234	190,480
Number of loans in default	4,242	2,379
Percentage of loans in default (default rate)	1.80%	1.25%
Number of insured loans in force excluding bulk loans	205,033	171,723
Number of loans in default excluding bulk loans	3,053	2,120
Percentage of loans in default excluding bulk loans	1.49%	1.23%
Number of bulk loans in force	31,201	18,757
Number of bulk loans in default	1,189	259
Percentage of bulk loans in default	3.81%	1.38%

      The number of loans in default excludes those loans 60 days past due or less. The increase in the default rate for bulk business is attributable primarily to the maturing of the bulk portfolio and the higher expected default rate. Contributing to changes in default rates is changes in the number of policies in force, which is the denominator in the default rate calculation. All else being equal, an increase/decrease in the policies in force results in a lower/higher default rate. As a result, production levels as well as persistency have an effect on the reported default rates. The default occurrences for both flow business and structured bulk business are consistent with management’s expectation.

Investment Portfolio

Portfolio Description

      Our strategy for managing our investment portfolio is to meet or exceed regulatory and rating agency requirements while appropriately managing credit risk. We invest for the long term, and most of our investments are held until they mature. Our investment portfolio includes primarily fixed income securities, and the majority of these are tax-sheltered state and municipal bonds. We have established a formal investment policy that describes our overall quality and diversification objectives and limits. Our investment policies and strategies are subject to change depending upon regulatory, economic, and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of our company. During 2003, we strengthened our investment portfolio by increasing the overall credit quality. At the end of 2003, 95.4% of the portfolio was rated “A” or higher as compared to 90.1% at the end of 2002. Additionally, we focused our new purchases on state and municipal tax-preferred securities in 2003. Our investment portfolio consists entirely of available-for-sale securities; therefore, all values are carried on our balance sheet at fair value.

      The following schedule shows the growth and diversification of our investment portfolio (dollars in thousands).

	December 31, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

Fixed maturity securities:
U. S. government obligations	$15,623	3.8%	$10,596	3.1%
Mortgage-backed bonds	99	0.0	186	0.1
State and municipal bonds	330,228	79.9	242,336	70.3
Corporate bonds	29,147	7.0	45,352	13.2

Total fixed maturities	375,097		298,470
Equity securities	12,771	3.1	10,808	3.1

Total available-for-sale securities	387,868		309,278
Short-term investments	25,659	6.2	35,303	10.2

	$413,527	100.0%	$344,581	100.0%

      We seek to provide liquidity in our investment portfolio through cash equivalent investments and through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity and duration in our investment portfolio consistent with our business outlook and the expected timing, direction, and degree of changes in interest rates. See Note 2 in Notes to Consolidated Financial Statements that describes the scheduled maturity of our fixed maturity investments. Another way that we manage risk and liquidity is to limit our exposure on individual securities. As of December 31, 2003, no investment in the securities of any single issuer exceeded 2% of our investment portfolio.

      The growth in net investment income has moderated recently in spite of an increase in our overall investment portfolio. The drop in the effective pre-tax yield reflects the decrease in new money rates available for investment coupled with our strategies to increase the overall credit quality of the portfolio and increase our investment in state and municipal bonds. The portfolio’s yield was also affected by a higher percentage of the fixed income portfolio invested in short-term investments at low yielding money market rates.

      The following table shows the results of our investment portfolio for the last three years (dollars in thousands).

	2003	2002	2001

Average Investments	$360,375	$301,434	$252,509
Pre-tax net investment income	$17,082	$16,099	$14,765
Effective pre-tax yield	4.7%	5.3%	5.8%
Tax-equivalent yield-to-maturity	7.1%	7.9%	8.0%
Pre-tax realized investment gain (loss)	$3,029	$(2,519)	$297

Credit Risk

      We manage credit risk in our investment portfolio by managing to internal investment quality guidelines and diversification. We improved the overall credit quality of our fixed maturity portfolio during 2003. The following table describes our investment portfolio by credit ratings (dollars in thousands).

	December 31, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

Fixed Maturities:
U.S. treasury and agency bonds	$15,722	4.2%	$9,040	3.0%
AAA	256,291	68.3	185,346	62.1
AA	50,428	13.4	32,114	10.8
A	35,937	9.6	42,433	14.2
BBB	10,347	2.8	14,784	5.0
BB	2,204	0.7	8,534	2.9
B	1,669	0.4	2,437	0.8
CCC and lower	525	0.1	399	0.1
Not rated	1,974	0.5	3,383	1.1

Total fixed maturities	$375,097	100.0%	$298,470	100.0%

Equities:
AAA	$0	0.0%	$361	3.3%
AA	3,279	25.7	1,432	13.2
A	4,640	36.3	4,622	42.8
BBB	523	4.1	2,132	19.7
BB	0	0.0	180	1.7
B	2,427	19.0	2,081	19.3
C	153	1.2	0	0.0
Not rated	1,749	13.7	0	0.0

Total equities	$12,771	100.0%	$10,808	100.0%

      Credit risk is inherent in an investment portfolio. We manage this risk through a structured approach in which we assess the effects of the changing economic landscape. In identifying “potentially distressed securities”, we first screen for all securities that have a fair value to cost or amortized cost ratio of less than 80%. Additionally, as part of this identification process, we utilize the following information for inclusion on the “potentially distressed securities” list:

•	Length of time the fair value was below amortized cost

•	Industry factors or conditions related to a geographic area negatively affecting the security

•	Downgrades by a rating agency

•	Past due interest or principal payments or other violation of covenants

•	Deterioration of the overall financial condition of the specific issuer

      In analyzing our “potentially distressed securities” list for other-than-temporary impairments, we pay special attention to securities that have been on the list for a period greater than six months. Our ability and intent to retain the investment for a sufficient time to recover its value is also considered. We assume that, absent reliable contradictory evidence, a security that is potentially distressed for a continuous period greater than nine months has incurred an other-than-temporary impairment. Such reliable contradictory evidence might include, among other factors, a liquidation analysis performed by our investment advisers or outside consultants, improving financial performance of the issuer, or valuation of underlying assets specifically pledged to support the credit.

      When we conclude that the decline is other than temporary based on management’s judgment, the security is written down to fair value through a charge to realized investment gains and losses. We adjust the amortized cost for securities that have experienced other-than-temporary impairments to reflect fair value at the time of the impairment. We consider factors that lead to an other-than-temporary impairment of a particular security in order to determine whether these conditions have impacted other similar securities.

Unrealized Losses

      At December 31, 2003, we had unrealized investment gains of $18.0 million and unrealized investment losses of $769,000. These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. Unrealized losses related to fixed maturities amounted to $687,000 at December 31, 2003, with the preponderance of the unrealized losses related to bonds with a maturity date in excess of ten years. The largest individual unrealized loss on any one security at December 31, 2003, was $134,000 on a $1 million par bond.

      Of the $769,000 gross unrealized losses at December 31, 2003, none was included in our potentially distressed securities list mentioned above.

      Information about unrealized gains and losses is subject to changing conditions. Securities with unrealized gains and losses will fluctuate, as will those securities that we have identified as potentially distressed. The recent volatility of financial markets has led to an increase in both unrealized gains and losses. We consider all of the factors discussed earlier when we determine if an unrealized loss is other than temporary, including our ability and intent to hold the security until the value recovers. Our current evaluation of other-than-temporary impairments reflects our positive intent to hold certain securities until maturity. However, we may subsequently decide to sell certain of these securities in future periods within the overall context of our portfolio management strategies. If we make the decision to dispose of a security with an unrealized loss, we will write down the security to its fair value if we have not sold it by the end of the reporting period.

Liquidity and Capital Resources

      Our sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and prepaid federal income taxes in the form of Tax and Loss Bonds.

      We generated positive cash flow from operating activities of $59.3 million in 2003 compared to $47.0 million for 2002 and $43.8 million for 2001. The increase in cash flow from operating activities in 2003 reflects the growth in premiums and investment income and a decrease in other operating expenses paid offset partially by an increase in losses paid. Our business does not routinely require significant capital expenditures other than for enhancements to our computer systems and technological capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

      The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay the parent company. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and that limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department. There have been no dividends paid by the insurance subsidiaries to the parent company.

      We cede business to captive reinsurance subsidiaries of certain mortgage lenders (“captives”), primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds or letters of credit.

      Total stockholders’ equity increased to $369.9 million at December 31, 2003, from $309.4 million at December 31, 2002. This increase resulted primarily from 2003 net income of $51.1 million, an increase in net unrealized gains on invested assets classified as available-for-sale of $2.6 million (net of income tax), and additional paid-in-capital of $6.8 million resulting from the exercise of employee stock options and the related tax benefit.

      Total statutory policyholders’ surplus for our insurance subsidiaries increased to $128.6 million at December 31, 2003, from $112.9 million at December 31, 2002. The primary difference between statutory policyholders’ surplus and equity computed under generally accepted accounting principles is the statutory contingency reserve. The balance in the statutory contingency reserve was $302.7 million at December 31, 2003, compared to $245.0 million at December 31, 2002. Statutory capital, for the purpose of computing the total risk in force to statutory capital, includes both policyholders’ surplus and the contingency reserve. Statutory capital amounted to $431.3 million at December 31, 2003, compared to $357.9 million at December 31, 2002.

      Triad’s ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad’s ability to write additional insurance. A number of states also generally limit Triad’s risk-to-capital ratio to 25-to-1. As of December 31, 2003, Triad’s risk-to-capital ratio was 15.3-to-1 as compared to 15.5-to-1 at December 31, 2002, and 11.0-to-1 for the industry as a whole at December 31, 2002, the latest industry data available. The risk-to-capital ratio is calculated using net risk in force, which takes into account risk ceded under reinsurance arrangements, including captive risk-sharing arrangements as well as any applicable stop-loss limits, as the numerator, and statutory capital as the denominator.

      Triad is rated “AA” by both Standard & Poor’s Ratings Services and Fitch Ratings and “Aa3” by Moody’s Investors Service. In July of 2003, S&P revised its rating outlook for the U.S. private mortgage insurance industry to “Negative” from “Stable.” According to S&P, industry outlooks are primarily determined by the expected course of rating actions during the next one to two years. S&P stated that they see little chance that there will be any outlook or rating improvements among the mortgage insurers in the next one to two years, but they do see a considerable possibility that there will be some negative revisions in outlooks and ratings. In January 2003, Fitch revised its rating outlook for the U.S. private mortgage insurance industry to “Negative” from “Stable”. Currently, Fitch, S&P, and Moody’s all report a “Stable” ratings outlook for Triad. A reduction in Triad’s rating or outlook could adversely affect our operations.

      Fannie Mae has recently completed the process of revising its approval requirements for mortgage insurers. The new requirements require prior approval by Fannie Mae for many of Triad’s activities and new products, allow for other approved types of mortgage insurers rated less than “AA,” and give Fannie Mae increased rights to revise the eligibility standards of mortgage insurers. While continuing to study the final requirements, we do not see any material impact on our current or future operations as a result of the new rules, although a material impact could still occur if our interpretation is incorrect.

      The Office of Federal Housing Enterprise Oversight (OFHEO) issued its risk-based capital rules for Fannie Mae and Freddie Mac in the first quarter of 2002. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a “AAA” rated private mortgage insurer than for insurance from a “AA” rated private mortgage insurer. The phase-in period for OFHEO’s risk-based capital rules is ten years. We do not believe the new risk-based capital rules had an adverse impact on our financial condition for 2003 nor that these rules will have a significant adverse impact on our financial condition in the future. However, if the risk-based capital rules result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, our financial condition could be significantly harmed.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

      We lease office facilities, automobiles, and office equipment under operating leases with minimum lease commitments that range from one to ten years. We have no capitalized leases or material purchase commitments.

      Our long-term debt has a single maturity date of 2028. The following schedule represents our aggregate contractual obligations as of December 31, 2003 (in thousands of dollars).

		Payments Due By Period

		Less Than 1	1 – 3	3 – 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-term debt	$35,000	$—	$—	$—	$35,000
Operating leases	11,559	1,773	3,042	2,209	4,535

Total	$46,559	$1,773	$3,042	$2,209	$39,535

Market Risk Exposure

      Fixed maturity securities represented approximately 91% of our invested assets at December 31, 2003. While the fair value of these fixed rate securities generally bears an inverse relationship to changes in prevailing market interest rates, a change in market interest rates would not immediately impact earnings because we generally hold these securities until maturity. However, a decrease in market interest rates generally will have the effect of initiating an early call provision of those securities possessing such provisions. The proceeds relating to the early called securities in a decreasing interest rate environment generally are invested in lower yielding investments that would ultimately decrease earnings. Our long-term debt matures in 2028 with no early call or put provisions and bears interest at a fixed rate of 7.9% per annum. The fair value of this debt is sensitive to changes in prevailing interest rates; however, a change in rates would not impact earnings. We believe that a 20% increase or decrease in market interest rates is reasonable for the upcoming year. A 20% relative increase or decrease in market interest rates that affect our financial instruments would not have a material impact on earnings during the next fiscal year.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

      Management’s Discussion and Analysis and this Report contain forward-looking statements relating to future plans, expectations, and performance which involve various risks and uncertainties, including, but not limited to, the following:

•	interest rates may increase or decrease from their current levels;

•	housing transactions requiring mortgage insurance may decrease for many reasons including changes in interest rates or economic conditions;

•	our market share may change as a result of changes in underwriting criteria or competitive products or rates;

•	the amount of insurance written could be adversely affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae;

•	our financial condition and competitive position could be affected by legislation or regulation impacting the mortgage guaranty industry or the Government Sponsored Entities, specifically, and the financial services industry in general;

•	rating agencies may revise methodologies for determining our financial strength ratings and may revise or withdraw the assigned ratings at any time;

•	decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings;

•	the amount of insurance written and the growth in insurance in force or risk in force as well as our performance may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, and pricing of our products and services and our competitors;

•	if we fail to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans;

•	with consolidation occurring among mortgage lenders and our concentration of insurance in force generated through relationships with significant lender customers, our margins may be compressed and the loss of a significant customer may have an adverse effect on our earnings;

•	our performance may be impacted by changes in the performance of the financial markets and general economic conditions;

•	economic downturns in regions where our risk is more concentrated could have a particularly adverse effect on our financial condition and loss development;

•	OFHEO risk-based capital rules could severely limit our ability to compete against various types of credit protection counterparties, including “AAA” rated private mortgage insurers;

•	changes in the eligibility guidelines of Fannie Mae or Freddie Mac could have an adverse effect on the Company;

•	proposed regulation by the Department of Housing and Urban Development to exclude packages of real estate settlement services, which may include any required mortgage insurance premium paid at closing, from the anti-referral provisions of the Real Estate Settlement Procedures Act could adversely affect our earnings.

      Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

Item 7(a).	Qualitative and Quantitative Disclosures about Market Risks.

      See information in this report under the heading “Market Risk Exposures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data.

      The Financial Statements and Supplementary Data are presented in a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9a.	Controls and Procedures.

      Triad Guaranty Inc.’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, management has concluded that disclosure controls and procedures as of December 31, 2003 were effective in ensuring that material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

      Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. Management has assessed the Company’s system of internal control over financial reporting as of December 31, 2003, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2003, its system of internal controls over financial reporting met those criteria.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date management carried out its evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      Information regarding our directors and nominees for directors is included in our Proxy Statement for the 2004 Annual Meeting of Stockholders, and is hereby incorporated by reference.

      For information regarding our executive officers, reference is made to the section entitled “Executive Officers” in Part I, Item 1 of this Report.

Item 11.	Executive Compensation.

      This information is included in our Proxy Statement for the 2004 Annual Meeting of Stockholders, and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      This information is included in our Proxy Statement for the 2004 Annual Meeting of Stockholders, and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions.

      This information is included in our Proxy Statement for the 2004 Annual Meeting of Stockholders, and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

      This information is included in our Proxy Statement for the 2004 Annual Meeting of Stockholders, and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) (1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report.

      (a) (3) Listing of Exhibits — The response to this portion of Item 15 is submitted as a separate section of this report.

      (b) Reports on Form 8-K filed or furnished during the fourth quarter of 2003 and through the date of this Form 10-K filing.

      October 29, 2003 — Triad Guaranty Inc. issued a news release announcing its financial results for the three-month and nine-month periods ended September 30, 2003.

      January 30, 2004 — Triad Guaranty Inc. issued a news release announcing its financial results for the fourth quarter and the fiscal year ended December 31, 2003.

      (c) Exhibits — The response to this portion of Item 15 is submitted as a separate section of this report.

      (d) Financial Statement Schedules — The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March 2004.

By	/s/ DARRYL W. THOMPSON

Darryl W. Thompson
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of March, 2003 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ WILLIAM T. RATLIFF, III William T. Ratliff, III	Chairman of the Board

/s/ DARRYL W. THOMPSON Darryl W. Thompson	President, Chief Executive Officer, and Director

/s/ RON D. KESSINGER Ron D. Kessinger	Executive Vice President and Chief Financial Officer

/s/ KENNETH S. DWYER Kenneth S. Dwyer	Vice President, Controller and Principal Accounting Officer

/s/ DAVID W. WHITEHURST David W. Whitehurst	Director

/s/ ROBERT T. DAVID Robert T. David	Director

/s/ MICHAEL A. F. ROBERTS Michael A. F. Roberts	Director

/s/ RICHARD S. SWANSON Richard S. Swanson	Director

/s/ GLENN T. AUSTIN, JR. Glenn T. Austin, Jr.	Director

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) and (2), (3), (c), and (d)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

INDEX TO EXHIBITS

CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2003

TRIAD GUARANTY INC.

WINSTON–SALEM, NORTH CAROLINA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(Item 15(a) 1 and 2)

Page

Consolidated Financial Statements
Report of Independent Auditors	51
Consolidated Balance Sheets at December 31, 2003 and 2002	52
Consolidated Statements of Income for each of the three years in the period ended December 31, 2003	53
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2003	54
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	55
Notes to Consolidated Financial Statements	56
Financial Statement Schedules
Schedules at and for each of the three years in the period ended December 31, 2003
Schedule I — Summary of Investments — Other Than Investments in Related Parties	70
Schedule II — Condensed Financial Information of Registrant	71
Schedule IV — Reinsurance	76

      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

INDEX TO EXHIBITS

(Item 15(a) 3)

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Registrant, as amended(5) (Exhibit 3.1)
3.2	By-Laws of the Registrant as amended March 21, 2003 (Exhibit 3.2(c))(10)
4.1	Form of Common Stock certificate(1) (Exhibit 4(a))
4.2	Indenture Between Triad Guaranty Inc. and Banker’s Trust Co.(6) (Exhibit 4.2)
10.1	1993 Long-Term Stock Incentive Plan(1)(3) (Exhibit 10(a))
10.3	Agreement for Administrative Services among Triad Guaranty Insurance Corporation and Collateral Investment Corp. and Collateral Mortgage, Ltd.(1) (Exhibit 10(c))
10.4	Investment Advisory Agreement between Triad Guaranty Insurance Corporation and Collateral Mortgage, Ltd.(2) (Exhibit 10(d))
10.6	Registration Agreement among the Registrant, Collateral Investment Corp. and Collateral Mortgage, Ltd.(2) (Exhibit 10.6)
10.7	Employment Agreement between the Registrant and Darryl W. Thompson(2)(3) (Exhibit 10.7)
10.10	Employment Agreement between the Registrant and Henry B. Freeman(2)(3) (Exhibit 10.10)
10.11	Employment Agreement between the Registrant and Ron D. Kessinger(2)(3) (Exhibit 10.11)
10.16	Economic Value Added Incentive Bonus Program (Senior Management)(4) (Exhibit 10.16)
10.17	Amendment to Employment Agreement between the Registrant and Darryl W. Thompson(3)(4) (Exhibit 10.17)
10.19	Amendment to Employment Agreement between the Registrant and Henry B. Freeman)(3)(4) (Exhibit 10.19)
10.20	Amendment to Employment Agreement between the Registrant and Ron D. Kessinger(3)(4) (Exhibit 10.20)
10.21	Excess of Loss Reinsurance Agreement between Triad Guaranty Insurance Corporation, Capital Mortgage Reinsurance Company, and Federal Insurance Company.(7) (Exhibit 10.21)
10.22	Excess of Loss Reinsurance Agreement between Triad Guaranty Insurance Corporation and Ace Capital Mortgage Reinsurance Company.(8) (Exhibit 10.22)
10.23	Employment Agreement between the Registrant and Earl F. Wall(3)(9) (Exhibit 10.23)
10.24	Employment Agreement between the Registrant and Michael R. Oswalt(3)(9) (Exhibit 10.24)

Exhibit
Number	Description of Exhibit

10.25	Employment Agreement between the Registrant and Kenneth N. Lard(3) (Exhibit 10.25)
10.26	Employment Agreement between the Registrant and Kenneth C. Foster(3) (Exhibit 10.26)
21.1	Subsidiaries of the Registrant(7) (Exhibit 21.1)
23.1*	Consent of Ernst & Young LLP (Exhibit 23.1)
31.1*	Chief Executive Officer Sarbanes-Oxley Act Section 302 Certification dated March 12, 2004, 2004 for the Triad Guaranty Inc.’s Annual report on Form 10-K for the year ended December 31, 2003.
31.2*	Chief Financial Officer Sarbanes-Oxley Act Section 302 Certification dated March 12, 2004, 2004 for the Triad Guaranty Inc.’s Annual report on Form 10-K for the year ended December 31, 2003.
32.1*	Chief Executive Officer Sarbanes-Oxley Act Section 906 Certification dated March 12, 2004, 2004 for the Triad Guaranty Inc.’s Annual report on Form 10-K for the year ended December 31, 2003.
32.2*	Chief Financial Officer Sarbanes-Oxley Act Section 906 Certification dated March 12, 2004, 2004 for the Triad Guaranty Inc.’s Annual report on Form 10-K for the year ended December 31, 2003.

*	Filed Herewith.

(1)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant’s Registration Statement on Form S-1 filed October 22, 1993 and amendments thereto.

(2)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1993 Form 10-K.

(3)	Denotes management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S-K.

(4)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1996 Form 10-K.

(5)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the June 30, 1997 Form 10-Q.

(6)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1997 Form 10-K.

(7)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1999 Form 10-K.

(8)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 2000 Form 10-K.

(9)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the June 30, 2002 Form 10-Q.

(10)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 2002 Form 10-K.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Triad Guaranty Inc.

      We have audited the accompanying consolidated balance sheets of Triad Guaranty Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Guaranty Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Greensboro, North Carolina

January 29, 2004

TRIAD GUARANTY INC.

CONSOLIDATED BALANCE SHEETS

	December 31

	2003	2002

	(In thousands, except
	share data)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: 2003 — $359,885; 2002 — $284,737)	$375,097	$298,470
Equity securities (cost: 2003 — $10,769; 2002 — $11,266)	12,771	10,808
Short-term investments	25,659	35,303

	413,527	344,581
Cash	973	233
Real estate	146	1,561
Accrued investment income	4,575	3,088
Deferred policy acquisition costs	29,363	28,997
Property and equipment, at cost less accumulated depreciation (2003 — $11,867; 2002 — $8,146)	9,369	9,533
Prepaid federal income tax	98,124	77,786
Reinsurance recoverable	881	396
Other assets	18,621	16,711

Total assets	$575,579	$482,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$27,186	$21,360
Unearned premiums	15,629	8,539
Amounts payable to reinsurer	3,243	3,415
Current taxes payable	6	598
Deferred income taxes	115,459	94,241
Unearned ceding commission	669	1,386
Long-term debt	34,486	34,479
Accrued interest on debt	1,275	1,275
Accrued expenses and other liabilities	7,696	8,186

Total liabilities	205,649	173,479
Commitments and contingencies (Notes 5, 7, and 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share — authorized 1,000,000 shares, no shares issued and outstanding	—	—
Common stock, par value $.01 per share — authorized 32,000,000 shares, issued and outstanding 14,438,637 shares at December 31, 2003, and 14,159,601 at December 31, 2002	144	142
Additional paid-in capital	87,513	80,169
Accumulated other comprehensive income, net of income tax liability of $6,025 at December 31, 2003, and $4,646 at December 31, 2002	11,190	8,634
Deferred compensation	(1,128)	(658)
Retained earnings	272,211	221,120

Total stockholders’ equity	369,930	309,407

Total liabilities and stockholders’ equity	$575,579	$482,886

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	2003	2002	2001

	(In thousands, except share data)
Revenue:
Premiums written:
Direct	$154,046	$124,214	$95,551
Assumed	2	3	4
Ceded	(27,312)	(18,348)	(10,557)

Net premiums written	126,736	105,869	84,998
Change in unearned premiums	(7,004)	(802)	(642)

Earned premiums	119,732	105,067	84,356
Net investment income	17,082	16,099	14,765
Net realized investment gains (losses)	3,029	(2,519)	297
Other income	24	72	1,892

	139,867	118,719	101,310
Losses and expenses:
Losses and loss adjustment expenses	23,834	14,064	9,020
Reinsurance recoveries	(1)	(1)	(1)

Net losses and loss adjustment expenses	23,833	14,063	9,019
Interest expense on debt	2,772	2,771	2,771
Amortization of deferred policy acquisition costs	18,112	13,742	11,712
Other operating expenses (net of acquisition costs deferred)	22,776	22,900	18,136

	67,493	53,476	41,638

Income before income taxes	72,374	65,243	59,672
Income taxes:
Current	716	667	187
Deferred	20,567	19,473	18,226

	21,283	20,140	18,413

Net income	$51,091	$45,103	$41,259

Earnings per common and common equivalent share:
Basic	$3.57	$3.21	$3.05

Diluted	$3.52	$3.15	$2.95

Shares used in computing earnings per common and common equivalent share:
Basic	14,322,216	14,060,420	13,545,725

Diluted	14,509,538	14,331,581	13,977,435

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Accumulated
		Additional	Other
	Common	Paid-In	Comprehensive	Deferred	Retained
	Stock	Capital	Income	Compensation	Earnings	Total

	(In thousands, except share data)
Balance at December 31, 2000	$134	$62,724	$2,351	$(135)	$134,758	$199,832
Net income	—	—	—	—	41,259	41,259
Other comprehensive income — net of tax:
Change in unrealized (loss) gain	—	—	(1,376)	—	—	(1,376)

Comprehensive income						39,883
Issuance of 336,628 shares of common stock under stock option plans	3	2,871	—	—	—	2,874
Tax effect of exercise of non-qualified stock options	—	3,363	—	—	—	3,363
Issuance of 3,350 shares of restricted stock	—	100	—	(100)	—	—
Amortization of deferred compensation	—	—	—	118	—	118

Balance at December 31, 2001	137	69,058	975	(117)	176,017	246,070
Net income	—	—	—	—	45,103	45,103
Other comprehensive income — net of tax:
Change in unrealized gain	—	—	7,659	—	—	7,659

Comprehensive income						52,762
Issuance of 444,349 shares of common stock under stock option plans	5	5,684	—	—	—	5,689
Tax effect of exercise of non-qualified stock options	—	4,494	—	—	—	4,494
Issuance of 23,580 shares of restricted stock	—	933	—	(933)	—	—
Amortization of deferred compensation	—	—	—	392	—	392

Balance at December 31, 2002	142	80,169	8,634	(658)	221,120	309,407
Net income	—	—	—	—	51,091	51,091
Other comprehensive income — net of tax:
Change in unrealized gain	—	—	2,556	—	—	2,556

Comprehensive income						53,647
Issuance of 244,156 shares of common stock under stock option plans	2	4,051	—	—	—	4,053
Tax effect of exercise of non-qualified stock options	—	2,133	—	—	—	2,133
Issuance of 34,880 shares of restricted stock	—	1,160	—	(1,160)	—	—
Amortization of deferred compensation	—	—	—	690	—	690

Balance at December 31, 2003	$144	$87,513	$11,190	$(1,128)	$272,211	$369,930

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Operating activities
Net income	$51,091	$45,103	$41,259
Adjustments to reconcile net income to net cash provided by operating activities:
Loss and unearned premium reserves	12,916	4,258	3,720
Accrued expenses and other liabilities	215	(2,624)	1,359
Current taxes payable	(592)	558	(45)
Amounts due to/from reinsurer	(743)	492	1,082
Accrued investment income	(1,487)	108	(299)
Policy acquisition costs deferred	(18,478)	(16,795)	(14,840)
Amortization of policy acquisition costs	18,112	13,742	11,712
Net realized investment losses (gains)	(3,029)	2,519	(297)
Provision for depreciation	2,941	2,778	2,246
Accretion of discount on investments	(3,212)	(4,601)	(3,128)
Deferred income taxes	20,567	19,473	18,226
Prepaid federal income taxes	(20,338)	(15,167)	(13,244)
Unearned ceding commission	(717)	(938)	842
Other assets	(1,450)	(1,318)	(4,819)
Other operating activities	3,518	(636)	56

Net cash provided by operating activities	59,314	46,952	43,830
Investing activities
Securities available-for-sale:
Purchases — fixed maturities	(186,509)	(94,889)	(76,932)
Sales and maturities — fixed maturities	117,908	59,696	36,576
Purchases — equities	(2,044)	(2,160)	(4,999)
Sales and maturities — equities	1,525	1,797	3,899
Net change in short-term investments	9,644	(16,564)	(1,727)
Purchases of property and equipment	(3,151)	(1,141)	(4,181)

Net cash used in investing activities	(62,627)	(53,261)	(47,364)
Financing activities
Proceeds from exercise of stock options	4,053	5,689	2,874

Net cash provided by financing activities	4,053	5,689	2,874
Net change in cash	740	(620)	(660)
Cash at beginning of year	233	853	1,513

Cash at end of year	$973	$233	$853

Supplemental schedule of cash flow information
Cash paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$21,588	$16,024	$13,270
Interest	2,765	2,765	2,765

See accompanying notes.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.     Accounting Policies

     Nature of Business

      Triad Guaranty Inc. (the “Company”) is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”), provides private mortgage insurance coverage in the United States to mortgage lenders or investors to protect the lender or investor against loss from defaults on low down payment residential mortgage loans.

     Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which vary in some respects from statutory accounting practices which are prescribed or permitted by the various insurance departments.

     Consolidation

      The consolidated financial statements include the amounts of Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”) and Triad’s wholly-owned subsidiaries, Triad Guaranty Assurance Corporation (“TGAC”) and Triad Re Insurance Corporation (“Triad Re”). All significant intercompany accounts and transactions have been eliminated.

     Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Investments

      All fixed maturity and equity securities are classified as “available-for-sale” and are carried at fair value. Unrealized gains and losses on available-for-sale securities, net of tax, are reported as a separate component of accumulated other comprehensive income.

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

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Property and Equipment

      Property and equipment is recorded at cost and is depreciated principally on a straight-line basis over the estimated useful lives, generally three to five years, of the depreciable assets. Property and equipment primarily consists of computer hardware and software and furniture and equipment.

     Loss and Loss Adjustment Expense Reserves

      Reserves are provided for the estimated costs of settling claims in respect of loans reported to be in default and estimates of loans in default which have not been reported to the Company. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. Loss reserves are established by management using historical experience and by making various assumptions and judgments about claim rates (frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default. The Company’s reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as age, policy year, geography, and chronic late payment characteristics. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

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

      Triad purchases ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) in lieu of paying federal income taxes. Purchases of these Tax and Loss Bonds are treated as prepaid federal income taxes because the payment for Tax and Loss Bonds is essentially a prepayment of federal income taxes that will become due in ten years when the Tax and Loss Bonds mature. Current income tax expense is primarily associated with the maturing of a portion of Triad’s Tax and Loss Bonds.

     Income Recognition

      The Company writes policies that are guaranteed renewable contracts at the policyholder’s option on single premium, annual premium, and monthly premium bases. The Company does not have the option to reunderwrite these contracts. Premiums written on annual policies are earned on a monthly pro rata basis. Single premium policies covering more than one year are amortized over the estimated policy life in accordance with the expiration of risk. Premiums written on a monthly basis generally are earned when received.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Significant Customers

      During 2003, two individual customers each accounted for approximately 13% of total revenue. One customer accounted for approximately 11% of the Company’s revenue in 2002 while no single customer accounted for 10% or more of the Company’s revenue in 2001.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation expense for stock options been recognized using the fair value method on the grant date, net income and earnings per share on a pro forma basis would have been (in thousands, except for earnings per share data):

	2003	2002	2001

Net income — as reported	$51,091	$45,103	$41,259
Net income — pro forma	$50,434	$44,261	$40,375
Earnings per share — as reported:
Basic	$3.57	$3.21	$3.05
Diluted	$3.52	$3.15	$2.95
Earnings per share — pro forma:
Basic	$3.52	$3.15	$2.98
Diluted	$3.48	$3.09	$2.89

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

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Comprehensive Income

      The only element of other comprehensive income applicable to the Company is changes in unrealized gains and losses on securities classified as available-for-sale, which is displayed in the following table, along with related tax effects (in thousands):

	2003	2002	2001

Unrealized gains (losses) arising during the period, before taxes	$6,964	$9,265	$(1,820)
Income taxes	(2,439)	(3,243)	637

Unrealized gains (losses) arising during the period, net of taxes	4,525	6,022	(1,183)

Less reclassification adjustment:
Gains (losses) realized in net income	3,029	(2,519)	297
Income taxes	(1,060)	882	(104)

Reclassification adjustment for gains (losses) realized in net income	1,969	(1,637)	193

Other comprehensive income	$2,556	$7,659	$(1,376)

2.     Investments

      The cost or amortized cost and the fair value of investments are as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

At December 31, 2003
Available-for-sale securities:
Fixed maturity securities:
Corporate	$25,951	$3,367	$171	$29,147
U.S. Government	15,477	238	92	15,623
Mortgage-backed	89	10	—	99
State and municipal	318,368	12,284	424	330,228

Total	359,885	15,899	687	375,097
Equity securities	10,769	2,084	82	12,771

Total	$370,654	$17,984	$769	$387,868

At December 31, 2002
Available-for-sale securities:
Fixed maturity securities:
Corporate	$43,171	$3,131	$950	$45,352
U.S. Government	10,189	439	32	10,596
Mortgage-backed	167	19	—	186
State and municipal	231,210	11,610	484	242,336

Total	284,737	15,199	1,466	298,470
Equity securities	11,266	733	1,191	10,808

Total	$296,003	$15,932	$2,657	$309,278

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003 (in thousands):

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
Corporate	$473	$1	$1,154	$170	$1,797	$171
U. S. Government	4,404	92	—	—	4,404	92
State and municipal	13,660	246	2,672	178	16,756	424

Subtotal	18,357	339	3,826	348	22,957	687
Equity securities	980	20	661	62	1,723	82

Total temporarily impaired securities	$19,337	$359	$4,487	$410	$24,680	$769

      The majority of the unrealized losses related to fixed maturities that have been in a continuous loss position less than 12 months are interest rate related. The majority of the fixed maturities that have unrealized losses continuously for 12 months or more are the result of thinly traded securities that tend to have lower valuations than actively traded securities. None of the fixed maturity securities with unrealized losses have ever missed, or been delinquent on, a scheduled principal or interest payment. The unrealized losses related to equity securities are the result of temporary market fluctuations.

      The amortized cost and estimated fair value of investments in fixed maturity securities, at December 31, 2003, are summarized by stated maturity as follows (in thousands):

	Available-for-Sale

	Amortized	Fair
	Cost	Value

Maturity:
One year or less	$3,778	$3,863
After one year through five years	13,762	14,613
After five years through ten years	26,950	28,839
After ten years	315,306	327,683
Mortgage-backed securities	89	99

Total	$359,885	$375,097

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Realized gains and losses on sales of investments are as follows (in thousands):

	Year Ended December 31

	2003	2002	2001

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$4,579	$1,833	$1,203
Gross realized losses	(885)	(3,948)	(1,485)
Equity securities:
Gross realized gains	101	15	940
Gross realized losses	(742)	(576)	(417)
Covered call options:
Gross realized gains	4	189	113
Gross realized losses	(28)	(32)	(57)

Net realized gains (losses)	$3,029	$(2,519)	$297

      Net unrealized appreciation (depreciation) on fixed maturity securities changed by $1,479,000, $13,410,000, and ($1,821,000) in 2003, 2002, and 2001, respectively; the corresponding amounts for equity securities were $2,460,000, ($1,626,000), and ($290,000).

      Major categories of the Company’s net investment income are summarized as follows (in thousands):

	Year Ended December 31

	2003	2002	2001

Income:
Fixed maturities	$16,929	$15,809	$14,188
Preferred stocks	368	438	468
Common stocks	197	179	157
Cash and short-term investments	263	270	495

	17,757	16,696	15,308
Expenses	675	597	543

Net investment income	$17,082	$16,099	$14,765

      At December 31, 2003 and 2002, investments with an amortized cost of $6,556,000 and $6,634,000, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Deferred Policy Acquisition Costs

      An analysis of deferred policy acquisition costs is as follows (in thousands):

	Year Ended December 31

	2003	2002	2001

Balance at beginning of year	$28,997	$25,944	$22,816
Acquisition costs deferred:
Sales compensation	7,038	6,291	5,929
Underwriting and issue expenses	11,440	10,504	8,911

	18,478	16,795	14,840
Amortization of acquisition expenses	18,112	13,742	11,712

Net increase	366	3,053	3,128

Balance at end of year	$29,363	$28,997	$25,944

4.     Reserve for Losses and Loss Adjustment Expenses

      Activity for the reserve for losses and loss adjustment expenses for 2003, 2002, and 2001 is summarized as follows (in thousands):

	2003	2002	2001

Reserve for losses and loss adjustment expenses at January 1, net of reinsurance recoverables	$21,355	$17,981	$14,976
Incurred losses and loss adjustment expenses net of reinsurance recoveries (principally in respect of default notices occurring in):
Current year	17,724	14,798	14,219
Deficiency (redundancy) on prior years	6,109	(735)	(5,200)

Total incurred losses and loss adjustment expenses	23,833	14,063	9,019
Loss and loss adjustment expense payments net of reinsurance recoveries (principally in respect of default notices occurring in):
Current year	677	508	286
Prior years	17,328	10,181	5,728

Total loss and loss adjustment expense payments	18,005	10,689	6,014

Reserve for losses and loss adjustment expenses at December 31, net of reinsurance recoverables of $3, $5, and $10 in 2003, 2002, and 2001, respectively	$27,183	$21,355	$17,981

      The foregoing reconciliation indicates a deficiency in 2003. The deficiency is a result of the increase in reserves from prior years due to increased severity assumptions, and not from paid claims. Years 2002 and 2001 show a redundancy in reserves. These redundancies in prior years resulted principally from settling case-basis reserves on default notices occurring in prior years for amounts less than expected or reducing incurred but not reported reserves.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Commitments

      The Company leases certain office facilities, autos, and equipment under operating leases. Rental expense for all leases was $1,950,000, $1,792,000, and $1,657,000 for 2003, 2002, and 2001, respectively. Future minimum payments under noncancellable operating leases at December 31, 2003, are as follows (in thousands):

2004	$1,773
2005	1,627
2006	1,415
2007	1,113
2008	1,096
Thereafter	4,535

$11,559

      The Company leases facilities for its corporate headquarters under an operating lease that is to expire in 2012. The Company has options to renew this lease for up to ten additional years at the fair market rental rate at the time of the renewal.

6.     Federal Income Taxes

      Income tax expense differed from the amounts computed by applying the Federal statutory income tax rate to income before taxes as follows (in thousands):

	2003	2002	2001

Income tax computed at statutory rate	$25,331	$22,835	$20,885
(Decrease) increase in taxes resulting from:
Tax-exempt interest	(4,730)	(3,933)	(3,105)
Other	682	1,238	633

Income tax expense	$21,283	$20,140	$18,413

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below (in thousands):

	2003	2002

Deferred tax liabilities
Statutory contingency reserve	$98,493	$78,420
Deferred policy acquisition costs	10,277	10,149
Unrealized investment gain	6,025	4,646
Other	3,078	3,083

Total deferred tax liabilities	117,873	96,298
Deferred tax assets
Unearned premiums	1,202	685
Losses and loss adjustment expenses	655	516
Other	557	856

Total deferred tax assets	2,414	2,057

Net deferred tax liability	$115,459	$94,241

      At December 31, 2003, Triad had purchased $269,000 of Tax and Loss Bonds in excess of its current obligations.

7.     Insurance in Force, Dividend Restriction, and Statutory Results

      At December 31, 2003, approximately 55% of Triad’s direct risk in force was concentrated in 10 states, with 12% in California, 8% each in Florida and Texas, 5% in Georgia and North Carolina, 4% each in Illinois and Arizona, and 3% each in New York, New Jersey, and Colorado. While Triad continues to diversify its risk in force geographically, a prolonged recession in its high concentration areas could result in higher incurred losses and loss adjustment expenses.

      Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at December 31, 2003 and 2002, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements and by any applicable aggregate stop-loss limits. Triad’s ratio is as follows (in thousands except ratio):

	2003	2002

Net risk	$6,590,222	$5,534,420

Statutory capital and surplus	$128,212	$112,874
Contingency reserve	302,740	245,006

Total	$430,952	$357,880

Risk-to-capital ratio	15.3 to 1	15.5 to 1

      Triad and its wholly-owned subsidiaries, TGAC and Triad Re, are each required under their respective domiciliary states’ insurance code to maintain a minimum level of statutory capital and surplus. Triad, an Illinois domiciled insurer, is required under the Illinois Insurance Code (the “Code”) to maintain minimum capital and surplus of $5,000,000.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair market value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders or (b) statutory net income for the calendar year preceding the date of the dividend. Consolidated net income as determined in accordance with statutory accounting practices was $69,848,000, $61,787,000, and $55,448,000 for the years ended December 31, 2003, 2002, and 2001, respectively. At December 31, 2003, the amount of the Company’s equity that can be paid out in dividends to the stockholders is $44,496,000, which is the earned surplus of Triad on a statutory basis.

8.     Related Party Transactions

      The Company pays unconsolidated affiliated companies for management, investment, and other services. The total expense incurred for such items was $704,000, $664,000, and $562,000 in 2003, 2002, and 2001, respectively. Management believes that the income and expenses incurred for such services approximate costs that the Company and affiliates would have incurred if those services had been provided by unaffiliated third parties.

9.     Employee Benefit Plan

      Approximately 70% of eligible employees participate in the Company’s 401(k) Profit Sharing Plan. Under the plan, employees elect to defer a portion of their wages, with the Company matching deferrals at the rate of 50% of the first 8% of the employee’s salary deferred. The Company’s expense associated with the plan totaled $449,000, $374,000, and $353,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

10.     Reinsurance

      Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceding agreements principally provide Triad with increased capacity to write business and achieve a more favorable geographic dispersion of risk.

      Reinsurance activity for the years ended December 31, 2003, 2002, and 2001, respectively, is as follows (in thousands):

	2003	2002	2001

Earned premiums ceded	$27,226	$18,260	$10,482
Losses ceded	1	1	1
Earned premiums assumed	2	4	5
Losses assumed	(2)	(1)	1

      The Company cedes business to captive reinsurance subsidiaries or affiliates of certain mortgage lenders (“captives”) primarily under excess of loss reinsurance agreements. Reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds or letters of credit.

      The Company maintains $125,000,000 of excess of loss reinsurance through non-affiliated reinsurers. The excess of loss reinsurance agreements are designed to protect the Company in the event of a catastrophic level of losses.

      In 2001, the Company recognized a nonrecurring incentive payment of $1,863,000 related to voluntary cancellation of an excess of loss reinsurance contract maintained by the Company with a non-affiliated

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.     Long-Term Stock Incentive Plan

      In August 1993, the Company adopted the 1993 Long-Term Stock Incentive Plan (the “Plan”). Under the Plan, certain directors, officers, and key employees are eligible to be granted various stock-based awards. The number of shares of common stock which may be issued or sold or for which options or stock appreciation rights may be granted under the Plan is 2,600,000 shares.

      Information concerning the stock option plan is summarized below:

			Weighted-
	Number of		Average
	Shares	Option Price	Exercise Price

2001
Outstanding, beginning of year	1,484,722	$4.58-49.08	$16.17
Granted	169,950	29.65-39.00	36.33
Exercised	336,628	4.58-27.88	8.54
Canceled	9,270	8.92-41.94	23.06
Outstanding, end of year	1,308,774	4.58-49.08	20.71
Exercisable, end of year	1,097,213	4.58-49.08	18.56
2002
Outstanding, beginning of year	1,308,774	4.58-49.08	20.71
Granted	88,640	32.96-47.60	40.48
Exercised	444,349	4.58-41.94	12.80
Canceled	2,760	29.65-39.49	35.92
Outstanding, end of year	950,305	4.58-49.08	25.94
Exercisable, end of year	804,652	4.58-49.08	23.91
2003
Outstanding, beginning of year	950,305	4.58-49.08	25.94
Granted	73,500	33.18–47.01	34.57
Exercised	244,156	5.33–39.49	16.60
Canceled	20,939	28.00–39.49	33.03
Outstanding, end of year	758,710	4.58–49.08	29.58
Exercisable, end of year	657,748	4.58–49.08	28.44

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information concerning stock options outstanding and exercisable at December 31, 2003, is summarized below:

Outstanding				Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Number of		Exercise	Remaining	Number of	Exercisable
Shares	Option Price	Price	Life	Shares	Price

102,879	$4.58 - 11.48	$9.36	1.68	102,879	$9.36
72,851	14.81 - 20.07	19.08	3.49	72,851	19.08
234,671	21.50 - 31.90	26.36	5.80	226,449	26.21
271,534	32.96 - 39.75	37.65	7.26	194,461	38.38
76,775	41.40 - 49.08	47.96	5.32	61,108	48.39

758,710				657,748

      At December 31, 2003, 1,143,217 shares of the Company’s common stock were reserved and 384,507 shares were available for issuance under the Plan.

      The options issued under the Plan in 2003, 2002, and 2001 vest over three years. Certain of the options will immediately vest in the event of a change in control of the Company. Options granted under the Plan terminate no later than 10 years following the date of grant.

      Pro forma information required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, has been estimated as if the Company had accounted for stock-based awards under the fair value method of that Statement. The fair value of options granted in 2003, 2002, and 2001 was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average input assumptions: risk-free interest rate of 3.34% for 2003, 3.63% for 2002, and 4.86% for 2001; dividend yield of 0.0%; expected volatility of .38 for 2003, .39 for 2002, and .40 for 2001; and a weighted-average expected life of the option of seven years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The following table summarizes the fair value of options granted in 2003, 2002, and 2001:

	Weighted-Average			Weighted-Average
	Exercise Price			Fair Value

Type of Option	2003	2002	2001	2003	2002	2001

Stock Price = Exercise Price	$34.57	$40.48	$31.89	$15.77	$13.21	$11.14
Stock Price< Exercise Price	$—	$—	$39.00	$—	$—	$8.81

12.     Long-term Debt

      In 1998, the Company completed a $35,000,000 private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs, totaled $34,453,000. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Fair Value of Financial Instruments

      The carrying values and fair values of financial instruments as of December 31, 2003 and 2002 are summarized below (in thousands):

	2003		2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial Assets
Fixed maturity securities available-for-sale	$375,097	$375,097	$298,470	$298,470
Equity securities available-for-sale	12,771	12,771	10,808	10,808
Financial Liabilities
Long-term debt	34,486	38,037	34,479	38,430

      The fair values of cash and short-term investments approximate their carrying values due to their short-term maturity or availability.

      The fair values of fixed maturity securities and equity securities have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace.

      The fair value of the Company’s long-term debt is estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

14.     Contingencies

      Lawsuits have been filed against the Company in the ordinary course of the Company’s business. In the opinion of management, the ultimate resolution of the pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.

15.     Unaudited Quarterly Financial Data

      The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002. (The sum of the quarterly basic earnings per share does not equal the amount for the year as the basis for calculating average outstanding number of shares differs.) (in thousands):

	2003 Quarter

	First	Second	Third	Fourth	Year

Net premiums written	$28,140	$31,381	$33,119	$34,096	$126,736
Earned premiums	28,132	28,266	30,323	33,011	119,732
Net investment income	4,333	4,333	4,230	4,186	17,082
Net losses incurred	5,265	5,380	6,053	7,135	23,833
Underwriting and other expenses	9,952	9,886	11,535	12,287	43,660
Net income	12,352	12,631	12,547	13,561	51,091
Basic earnings per share	.87	.88	.87	.94	3.57
Diluted earnings per share	.86	.87	.86	.93	3.52

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002 Quarter

	First	Second	Third	Fourth	Year

Net premiums written	$24,492	$25,291	$28,281	$27,805	$105,869
Earned premiums	24,535	25,499	27,351	27,682	105,067
Net investment income	3,764	3,953	4,156	4,226	16,099
Net losses incurred	2,516	2,879	4,392	4,276	14,063
Underwriting and other expenses	9,748	9,516	9,657	10,492	39,413
Net income	10,038	11,290	11,765	12,010	45,103
Basic earnings per share	.73	.80	.83	.85	3.21
Diluted earnings per share	.71	.78	.82	.84	3.15

SCHEDULE I

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
TRIAD GUARANTY INC.
December 31, 2003

	Cost or		Amount at
	Amortized	Fair	Which Shown
Type of Investment	Cost	Value	in Balance Sheet

	(In thousands)
Fixed maturity securities, available-for-sale:
Bonds:
U.S. Government obligations	$15,477	$15,623	$15,623
Mortgage-backed securities	89	99	99
State and municipal bonds	318,368	330,228	330,228
Corporate bonds	25,922	29,117	29,117
Public utilities	29	30	30

Total	359,885	375,097	375,097

Equity securities, available-for-sale:
Common stocks:
Bank, trust, and insurance	511	803	803
Industrial and miscellaneous	4,098	5,247	5,247
Preferred stock	6,160	6,721	6,721

Total	10,769	12,771	12,771

Short-term investments	25,659	25,659	25,659

Total investments other than investments in related parties	$396,313	$413,527	$413,527

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS
TRIAD GUARANTY INC.
(Parent Company)

	December 31

	2003	2002

	(In thousands)
ASSETS:
Fixed maturities, available-for-sale	$16,745	$13,315
Equity securities, available-for-sale	521	760
Notes receivable from subsidiary	25,000	25,000
Investment in subsidiary	358,302	302,559
Short-term investments	2,564	1,995
Cash	1,272	196
Accrued investment income	1,308	1,294
Other Assets	428	350

Total assets	$406,140	$345,469

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Current taxes payable	$—	$52
Long-term debt	34,486	34,479
Deferred income taxes	449	256
Accrued interest on long-term debt	1,275	1,275

Total liabilities	36,210	36,062
Stockholders’ Equity:
Common stock	144	142
Additional paid-in capital	87,513	80,169
Accumulated other comprehensive income	11,190	8,634
Deferred compensation	(1,128)	(658)
Retained earnings	272,211	221,120

Total stockholders’ equity	369,930	309,407

Total liabilities and stockholders’ equity	$406,140	$345,469

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Revenues:
Net investment income	$3,120	$3,170	$3,000
Realized investment gains (losses)	486	(1,168)	(266)

	3,606	2,002	2,734
Expenses:
Interest on long-term debt	2,772	2,771	2,771
Operating expenses	752	885	396

	3,524	3,656	3,167

Income (loss) before federal income taxes and equity in undistributed income of subsidiary	82	(1,654)	(433)
Income taxes:
Current	—	—	(121)
Deferred	142	(176)	172

	142	(176)	51

Loss before equity in undistributed income of subsidiary	(60)	(1,478)	(484)
Equity in undistributed income of subsidiary	51,151	46,581	41,743

Net income	$51,091	$45,103	$41,259

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Operating Activities:
Net income	$51,091	$45,103	$41,259
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(51,151)	(46,581)	(41,743)
Accrued investment income	(14)	(33)	(40)
Other assets	(78)	(230)	96
Deferred income taxes	142	(176)	172
Current taxes payable	(52)	(18)	—
Accretion of discount on investments	(91)	(98)	(52)
Amortization of deferred compensation	690	392	118
Amortization of debt issue costs	7	6	6
Realized investment (gain) loss on securities	(486)	1,168	266
Other operating activities	(2)	188	—

Net cash provided by (used in) operating activities	56	(279)	82
Investing Activities:
Fixed maturities:
Purchases	(14,468)	(8,600)	(5,756)
Sales and maturities	11,748	4,258	3,369
Equity Securities:
Purchases	—	(250)	(500)
Sales	256	2	—
Change in short-term investments	(569)	(776)	(87)

Net cash used in investing activities	(3,033)	(5,366)	(2,974)
Financing Activities:
Proceeds from exercise of stock options	4,053	5,689	2,874

Net cash provided by financing activities	4,053	5,689	2,874

Increase (decrease) in cash	1,076	44	(18)
Cash at beginning of year	196	152	170

Cash at end of year	$1,272	$196	$152

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

TRIAD GUARANTY INC.
(Parent Company)
SUPPLEMENTARY NOTES

Note 1

      In the parent company financial statements, the Company’s investment in its subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. The Company’s share of net income of its subsidiaries is included in income using the equity method. The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included as part of this Form 10–K.

Note 2

      Triad Guaranty Inc. (the “Company”) is a holding company which, through its wholly–owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on low down payment residential mortgage loans.

Note 3

      The cost or amortized cost and the fair value of investments held by the parent company are as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2003	Cost	Gains	Losses	Value

Fixed maturity securities:
Corporate	$2,660	$234	$8	$2,886
Municipal	13,365	479	5	13,859

Total	16,025	733	13	16,745
Equity securities	500	21	—	521

Total	$16,525	$754	$13	$17,266

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

TRIAD GUARANTY INC.
(Parent Company)
SUPPLEMENTARY NOTES

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2002	Cost	Gains	Losses	Value

Fixed maturity securities:
Corporate	$7,959	$389	$120	$8,228
Municipal	4,775	312	—	5,087

Total	12,734	701	120	13,315
Equity securities	750	17	7	760

Total	$13,484	$718	$127	$14,075

      Major categories of the parent company’s investment income are summarized as follows (in thousands):

	Year Ended December 31

	2003	2002	2001

Income:
Fixed maturities	$889	$918	$770
Equity securities	36	51	19
Cash and short–term investments	26	28	45
Note receivable from subsidiary	2,225	2,225	2,225

	3,176	3,222	3,059
Expenses	56	52	59

Net investment income	$3,120	$3,170	$3,000

Note 4

      In 1998, the Company completed a $35,000,000 private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs, totaled $34,453,000. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

SCHEDULE IV — REINSURANCE

TRIAD GUARANTY INC.
MORTGAGE INSURANCE PREMIUM EARNED
Years Ended December 31, 2003, 2002 and 2001

					Percentage
		Ceded To	Assumed		of Amount
	Gross	Other	From Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

	(In thousands)
2003	$146,947	$27,218	$3	$119,732	0.0%

2002	$123,323	$18,260	$4	$105,067	0.0%

2001	$94,833	$10,482	$5	$84,356	0.0%