Form 10-Q
period 2004-03-31
TRIAD GUARANTY INC
filed 2004-05-07
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to _____


                         Commission File Number 0-22342
                                 ---------------

                               TRIAD GUARANTY INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                           56-1838519
(State of Incorporation)                       (I.R.S. Employer Identification)
        Number)


                            101 SOUTH STRATFORD ROAD
                       WINSTON-SALEM, NORTH CAROLINA 27104
                    (Address of principal executive offices)

                                 (336) 723-1282
              (Registrant's telephone number, including area code)
                         ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as described in Exchange Act Rule 12b-2) Yes /X/ No / /


Number of shares of Common Stock, $.01 par value, outstanding as of April 15, 2004: 14,476,873 shares.

                               TRIAD GUARANTY INC.

                                      INDEX
                                                                          Page
                                                                         Number
Part I. Financial Information:

   Item 1. Financial Statements:

   Consolidated Balance Sheets as of March 31, 2004 (Unaudited)
      and December 31, 2003................................................   1

   Consolidated Statements of Income for the Three Months
      Ended March 31, 2004 and 2003 (Unaudited)............................   2

   Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 2004 and 2003 (Unaudited)............................   3

   Notes to Consolidated Financial Statements..............................   4

   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations............................................   7

   Item 3. Quantitative and Qualitative Disclosures about Market Risk......  22

   Item 4. Controls and Procedures.........................................  22

Part II. Other Information:

   Item 1. Legal Proceedings...............................................  22

   Item 2. Changes in Securities and Use of Proceeds.......................  22

   Item 3. Defaults Upon Senior Securities.................................  22

   Item 4. Submission of Matters to a Vote of Security Holders.............  22

   Item 5. Other Information...............................................  22

   Item 6. Exhibits and Reports on Form 8-K................................  23

   Signature...............................................................  23

                               TRIAD GUARANTY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31       December 31
(Dollars in thousands except per share information)                               2004            2003
                                                                              -----------      ----------
                                                                              (Unaudited)
Assets
Invested assets:
    Fixed maturities, available-for-sale, at fair value                         $403,568         $375,097
    Equity securities, available-for-sale, at fair value                          12,477           12,771
    Short-term investments                                                        12,863           25,659
                                                                                --------         --------
                                                                                 428,908          413,527

Cash                                                                               4,736              973
Real estate                                                                          145              146
Accrued investment income                                                          4,848            4,575
Deferred policy acquisition costs                                                 30,863           29,363
Prepaid federal income taxes                                                      98,124           98,124
Property and equipment                                                             9,883            9,369
Reinsurance recoverable                                                            1,551              881
Other assets                                                                      16,508           18,621
                                                                                --------         --------
Total assets                                                                    $595,566         $575,579
                                                                                ========         ========
Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses                                         $ 29,945        $  27,186
    Unearned premiums                                                             14,158           15,629
    Amounts payable to reinsurer                                                   3,474            3,243
    Current taxes payable                                                            578                6
    Deferred income taxes                                                        121,480          115,459
    Unearned ceding commission                                                       549              669
    Long-term debt                                                                34,488           34,486
    Accrued interest on debt                                                         584            1,275
    Accrued expenses and other liabilities                                         4,051            7,696
                                                                                --------         --------
Total liabilities                                                                209,307          205,649
Commitments and contingent liabilities - Note 4
Stockholders' equity:
    Preferred stock, par value $.01 per share --- authorized
      1,000,000 shares; no shares issued and outstanding                             ---              ---
    Common stock, par value $.01 per share --- authorized
      32,000,000 shares; issued and outstanding 14,476,623 shares
      at March 31, 2004 and 14,438,637 shares at December 31, 2003                   145              144
    Additional paid-in capital                                                    89,313           87,513
    Accumulated other comprehensive income, net of income tax
      liability of $6,898 at March 31, 2004 and $6,025 at
      December 31, 2003                                                           12,810           11,190
    Deferred compensation                                                         (2,265)          (1,128)
    Retained earnings                                                            286,256          272,211
                                                                                --------         --------
Total stockholders' equity                                                       386,259          369,930
                                                                                --------         --------
Total liabilities and stockholders' equity                                      $595,566         $575,579
                                                                                ========         ========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three Months Ended
                                                                           March 31
                                                                  -------------------------
                                                                     2004            2003
                                                                     ----            ----
                                                                 (Dollars in thousands except
                                                                    per share information)
Revenue:
  Premiums written:
     Direct                                                       $   40,316     $   34,026
     Assumed                                                               1              1
     Ceded                                                            (7,971)        (5,887)
                                                                  ----------      ---------
  Net premiums written                                                32,346         28,140
  Change in unearned premiums                                          1,466             (8)
                                                                  ----------      ---------
  Earned premiums                                                     33,812         28,132
  Net investment income                                                4,586          4,333
  Net realized investment gains                                          577            219
  Other income                                                             3             12
                                                                  ----------      ---------
                                                                      38,978         32,696

  Net losses and loss adjustment expenses                              8,883          5,265
  Interest expense on debt                                               693            693
  Amortization of deferred policy acquisition costs                    3,185          3,418
  Other operating expenses (net of acquisition
     costs deferred)                                                   6,340          5,841
                                                                  ----------      ---------
                                                                      19,101         15,217
                                                                  ----------      ---------
  Income before income taxes                                          19,877         17,479
  Income taxes:
     Current                                                             558            171
     Deferred                                                          5,275          4,956
                                                                  ----------      ---------
                                                                       5,833          5,127
                                                                  ----------      ---------
  Net income                                                      $   14,044     $   12,352
                                                                  ==========     ==========
  Earnings per common and common equivalent
     share:
      Basic                                                       $      .97     $      .87
                                                                  ==========     ==========
      Diluted                                                     $      .96     $      .86
                                                                  ==========     ==========
  Shares used in computing earnings per
     common and common equivalent share:
     Basic                                                        14,458,667      14,221,218
                                                                  ==========      ==========
     Diluted                                                      14,671,346      14,398,800
                                                                  ==========      ==========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                      March 31
                                                                             -------------------------
(Dollars in thousands)                                                          2004             2003
                                                                                ----             ----
Operating activities
Net income                                                                   $  14,044      $  12,352
Adjustments to reconcile net income to net cash provided by operating activities:
    Loss, loss adjustment expenses and unearned premium reserves                 1,288          1,734
    Accrued expenses and other liabilities                                      (3,302)        (3,288)
    Current taxes payable                                                          572            321
    Amounts due to/from reinsurer                                                 (439)        (1,507)
    Accrued investment income                                                     (273)          (821)
    Policy acquisition costs deferred                                           (4,685)        (4,471)
    Amortization of deferred policy acquisition costs                            3,185          3,418
    Net realized investment gains                                                 (577)          (219)
    Provision for depreciation                                                     790            695
    Accretion of discount on investments                                          (303)        (1,103)
    Deferred income taxes                                                        5,274          4,956
    Prepaid federal income taxes                                                     -           (936)
    Unearned ceding commission                                                    (120)          (180)
    Real estate acquired in claim settlement                                         1            502
    Accrued interest on debt                                                      (691)          (691)
    Other assets                                                                 2,113           (135)
    Other operating activities                                                     252            146
                                                                             ---------      ---------
Net cash provided by operating activities                                       17,129         10,773

Investing activities
Securities available-for-sale:
  Purchases - fixed maturities                                                 (44,661)       (37,375)
  Sales - fixed maturities                                                      19,241         19,142
  Purchases - equities                                                            (114)          (120)
  Sales - equities                                                                 390            210
Net change in short-term investments                                            12,796          8,089
Purchases of property and equipment                                             (1,304)          (394)
                                                                             ---------      ---------
Net cash used in investing activities                                          (13,652)       (10,448)

Financing activities
Proceeds from exercise of stock options                                            286            779
                                                                             ---------      ---------
Net cash provided by financing activities                                          286            779
                                                                             ---------      ---------
Net change in cash                                                               3,763          1,104
Cash at beginning of period                                                        973            233
                                                                             ---------      ---------
Cash at end of period                                                        $   4,736      $   1,337
                                                                             =========      =========

Supplemental schedule of cash flow information
Cash paid during the period for:
  Income taxes and United States Mortgage Guaranty Tax and Loss Bonds        $       -      $   1,017
  Interest                                                                       1,383          1,383

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

NOTE 1 -- THE COMPANY

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), provides residential private mortgage insurance coverage in the United States to mortgage lenders and investors to protect the lender or investor against loss from defaults on low down payment residential mortgage loans and to facilitate the sale of mortgage loans in the secondary market.

NOTE 2 -- ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form10-K for the year ended December 31, 2003.

     STOCK OPTIONS - Currently, the Company grants stock options to employees for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for stock options been recognized using the fair value method on the grant date, net income and earnings per share on a pro forma basis would have been (in thousands, except for earnings per share information):


                                               Three Months Ended
                                                     March 31
                                            ---------------------------
                                               2004              2003
                                               ----              ----
Net income - as reported                     $ 14,044          $ 12,352
Net income - pro forma                       $ 13,907          $ 12,170

Earnings per share - as reported:
    Basic                                    $  0.97           $  0.87
    Diluted                                  $  0.96           $  0.86

Earnings per share - pro forma:
    Basic                                    $  0.96           $  0.86
    Diluted                                  $  0.95           $  0.85

                              TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

NOTE 3 -- CONSOLIDATION

     The consolidated financial statements include Triad Guaranty Inc. and its wholly owned subsidiary, Triad Guaranty Insurance Corporation ("Triad"), and Triad's wholly owned subsidiaries, Triad Guaranty Assurance Corporation and Triad Re Insurance Corporation (collectively referred to as "the Company"). All significant intercompany accounts and transactions have been eliminated.


NOTE 4 -- COMMITMENTS AND CONTINGENT LIABILITIES

     REINSURANCE - Triad assumes and cedes certain premiums and losses from/to reinsurers under various reinsurance agreements. Reinsurance contracts do not relieve Triad from its obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to Triad; consequently, allowances are established for amounts when and if deemed uncollectible.

     INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at March 31, 2004 and December 31, 2003, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements and by applicable stop-loss limits, to the insurance in force amounts based on the original insured amount of the loan. Triad's ratio is as follows (dollars in thousands):

                                               March 31,       December 31,
                                                 2004             2003
                                             -----------      -----------
     Net risk                                $ 6,734,121      $ 6,590,222
                                             ===========      ===========
     Statutory capital and surplus           $   125,392      $   128,212
     Statutory contingency reserve               318,880          302,740
                                             -----------      -----------
        Total                                $   444,272      $   430,952
                                             ===========      ===========
     Risk-to-capital ratio                     15.2-to-1        15.3-to-1
                                             ===========      ===========

     Triad and its wholly owned subsidiaries, Triad Guaranty Assurance Corporation and Triad Re Insurance Corporation, are each required under their respective domiciliary states' insurance code to maintain a minimum level of statutory capital and surplus. Triad, an Illinois domiciled insurer, is required under the Illinois Insurance Code (the "Code") to maintain minimum statutory capital and surplus of $5 million. The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders, or (b) statutory net income for the calendar year preceding the date of the dividend.

                              TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

     Net income as determined in accordance with statutory accounting practices was $18.6 million and $16.5 million for the three months ended March 31, 2004 and 2003, respectively, and $69.8 million for the year ended December 31, 2003.

     At March 31, 2004 and December 31, 2003, the amount of Triad's equity that could be paid out in dividends to stockholders was $41.7 million and $44.5 million, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

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

     LITIGATION - Two lawsuits have been filed against the Company in the ordinary course of the Company's business alleging violations of the Real Estate Settlement Procedures Act and the Fair Credit Reporting Act. In the opinion of management, the ultimate resolution of these pending litigation matters will not have a material adverse effect on the financial position or results of operations of the Company.


NOTE 5 - - EARNINGS PER SHARE

         Basic and diluted earnings per share are based on the weighted-average daily number of shares outstanding. For diluted earnings per share, the denominator includes the dilutive effect of stock options on the weighted-average shares outstanding. There are no other reconciling items between the denominators used in basic earnings per share and diluted earnings per share. The numerator used in basic earnings per share and diluted earnings per share is the same for all periods presented.

NOTE 6 - - COMPREHENSIVE INCOME

     Comprehensive income consists of net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three months ended March 31, 2004 and 2003, the Company's comprehensive income was $15.7 million and $13.4 million, respectively.


NOTE 7 - - INCOME TAXES

     Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position, and results of operations for the three months ended March 31, 2004 and 2003 of Triad Guaranty Inc. and its consolidated subsidiaries. The discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 2003 and should be read in conjunction with the interim financial statements and notes contained therein.

     Certain of the statements contained herein, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on us. There can be no assurance that future developments will be in accordance with our expectations or that the effect of future developments on the Company will be those anticipated by us. Actual results could differ materially from those expected by us, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are different than anticipated, legislative or regulatory developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity, and the factors described in the forward-looking statements.

UPDATE ON CRITICAL ACCOUNTING ESTIMATES

     Our Form 10-K describes the accounting policies that are critical to the understanding of our results of operations and our financial position. These critical accounting policies relate to the assumptions and judgments utilized in establishing the reserve for losses and loss adjustment expenses, in determining if declines in fair values of investments are other than temporary investments, and in establishing appropriate initial amortization schedules for and periodically adjusting amortization of deferred policy acquisition costs.

     We continue to believe that these are the critical accounting policies applicable to the Company and further believe that these policies were applied in a consistent manner during the first three months of 2004.

OVERVIEW

     As detailed in our Form 10-K, we provide mortgage guaranty insurance coverage to residential mortgage lenders and investors as a credit-enhancement vehicle. None of our basic operating strategies that were described in our Form 10-K have changed in the first three months of 2004. Our profitability continues to depend largely on a) the adequacy of our product pricing and underwriting discipline relative to the risks insured; b) persistency levels; c) operating efficiencies; and d) the level of investment yield, including realized gains and losses on our investment portfolio.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS

     Following is a summary of our results for the three months ended March 31, 2004 and 2003 (dollars in thousands except per share information):

                                                     2004              2003
                                                     ----              ----

     Earned premiums                                $33,812           $28,132
     Net investment income                            4,586             4,333
     Net realized investment gains                      577               219
     Other income                                         3                12
                                                    -------           -------
        Total revenues                               38,978            32,696

     Net losses and loss adjustment expenses          8,883             5,265
     Interest expense on debt                           693               693
     Amortization of deferred policy
         acquisition costs                            3,185             3,418
     Other operating expenses (net of
         acquisition costs deferred)                  6,340             5,841
                                                    -------           -------
     Income before income taxes                      19,877            17,479
     Income taxes                                     5,833             5,127
                                                    -------           -------
     Net income                                     $14,044           $12,352
                                                    =======           =======
     Diluted earnings per share                     $  0.96           $  0.86
                                                    =======           =======

     The primary positive driver of our results for the first quarter of 2004 was persistency. We define persistency as the percentage of insurance in force remaining from twelve months prior. We saw persistency drop through most of 2003, reaching its low point in the third quarter. The quarterly persistency run rate for the first quarter of 2004 was 68.5% compared to 46.3% for the fourth quarter of 2003, 19.3% for the third quarter of 2003 and 50.8% for the first quarter of 2003. Improvements in persistency positively affect our net income primarily in two ways: a) renewal earned premiums increase and b) expenses decrease because of reduced amortization of deferred policy acquisition costs.

     Another important component of our results in the first quarter of 2004 is the loss development pattern that has emerged. Our insurance in force has grown 58% over the past two years. This growth, coupled with the low levels of persistency realized over the past two years, has produced a relatively unseasoned book of business. Experience has shown that the highest claims incidence generally occurs three to six years after the policy is written. Prior to this period of increased claims incidence, estimates for these anticipated future claims would be provided through an increase in reserves based upon delinquencies reported to us. Our unseasoned book of business is reaching the period where we expect both higher delinquencies and claims. This fact, coupled with the significant growth in insurance in force, contributed to the increase in losses and loss adjustment expenses in the first quarter of 2004 when compared to the same period in 2003.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     Two other important drivers of our results have been the increase in bulk production and our continued commitment to risk-sharing arrangements with our lender partners. We address these drivers and the impact each had in the detailed year-by-year comparisons that follow this discussion. The information is presented in three categories: Production and In Force, Revenues, and Losses and Expenses.

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

     Net income for the first quarter of 2004 increased 13.7% to $14.0 million from $12.4 million in the first quarter of 2003. Net income per share on a diluted basis increased 11.6% to $.96 for the first three months of 2004 from $.86 per share in the same period of 2003. This improvement in net income was driven primarily by an increase of $5.7 million in earned premiums, offset by a $3.6 million increase in net losses.

PRODUCTION AND IN FORCE

     Total insurance written in the first quarter of 2004 was $4.7 billion compared to $3.8 billion in the first quarter of 2003, an increase of 23.8%. Total insurance written includes insurance written from flow production and structured bulk transactions.

     Flow insurance written for the first quarter of 2004 decreased 34.4% to $2.4 billion from $3.6 billion in the first quarter of 2003. This decrease was primarily the result of the slowdown in the refinance market due to generally rising rates during the first quarter of 2004 compared to generally declining rates during the 2003 first quarter. This slowed the overall production of the entire industry.

     Insurance written in the first quarter of 2004 attributable to structured bulk transactions totaled $2.3 billion compared to $136 million in the first quarter of 2003. Secondary mortgage market participants who wish to use mortgage insurance as a credit enhancement generally initiate structured bulk transactions. We compete against other mortgage insurers as well as other forms of credit enhancement provided by capital markets for these transactions. Insurance written for structured bulk transactions is likely to vary significantly from period to period, as opposed to insurance written from flow originations, due to a) the limited number of transactions (but with larger size) occurring in this market, b) competition from other mortgage insurers, c) the relative attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancement, and d) the acceptability of changing loan composition and underwriting criteria in the bulk market.

     The risk characteristics of the loans in our bulk portfolio have not changed significantly from December 31, 2003. We predominantly enter into transactions insuring loans that are classified as Alt-A, which we have defined as having high credit quality and an average loan-to-value ("LTV") of 75% that have been underwritten with reduced, streamlined or no documentation. Additionally, over 80% of the bulk transactions entered into during the first quarter of 2004 have been structured with deductibles putting us in the second loss position.

     We estimate our national market share of net new primary insurance written, which includes insurance written on a flow basis as well as that attributed to structured bulk transactions, was 7.0% for the first quarter of 2004 compared to 3.9% for the first three months of 2003. Our national market share of net new primary insurance written on a flow basis was 4.7% for the first three months of

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

2004 compared to 4.8% for the first quarter of 2003. We estimate that we had 21.4% of the national market share attributable to structured bulk transactions for the first quarter of 2004 compared to a negligible percentage in the first three months of 2003.

     Periodically we enter into structured bulk transactions involving loans that have insurance effective dates within the current reporting period but for which detailed loan information regarding the insured loans is not provided by the issuer of the transaction until later. When this situation occurs, we accrue premiums that are due but not yet paid based upon the estimated commitment amount of the transaction in the reporting period with respect to each loan's insurance effective date. However, the policies are not reflected in our in force, insurance written, or related industry data totals until the loan level detail is reported to us. At March 31, 2004, we had approximately $392 million of structured transactions with effective dates within the first quarter for which loan level detail had not been received and, therefore, are not included in our own data or industry totals. These amounts will be reported as new production and insurance in force totals when the issuer provides loan level detail to us. We have properly included in premium written and premium earned the respective amounts due and earned during the first quarter of 2004 related to this insurance. There were no bulk transactions at March 31, 2003 for which loan level detail was not provided by the issuer.

     Total direct insurance in force reached $33.9 billion at March 31, 2004 compared to $31.7 billion at December 31, 2003 and $26.0 billion at March 31, 2003.

     Annual persistency was 54.6% at March 31, 2004 compared to 50.7% at December 31, 2003 and 59.1% at March 31, 2003. The quarterly persistency run rate for the first quarter of 2004 was 68.5% compared to 46.3% for the fourth quarter of 2003, 19.3% for the third quarter of 2003 and 50.8% for the first quarter of 2003. The major driver of the increasing persistency rates over the two most recent quarters has been the general rise in mortgage interest rates which led to a corresponding decline in refinance activity. Triad's refinance activity for the first three months of 2004 was 35.4% of flow insurance written compared to 42.1% in the fourth quarter of 2003 and 57.2% in the first quarter of 2003.

     The quality of our existing insurance in force portfolio has remained relatively consistent in spite of a 25% growth in insurance in force from March 31, 2003 to March 31, 2004. Fair, Isaac and Co., Inc. ("FICO") credit scores are one of the major factors used in determining credit risk in an existing book of business. The following table presents the FICO credit score distribution of our insurance in force for both flow and bulk at March 31, 2004 and 2003.

                                              Flow                  Bulk
                                              ----                  ----
                                         2004     2003         2004      2003
                                         ----     ----         ----      ----

    Credit score less than 575             0.8%    0.7%         3.0%      3.4%
    Credit score between 575 and 619       4.2%    4.3%         6.2%     11.4%
    Credit score greater than 619         95.0%   95.0%        90.8%     85.2%


     As the table shows, we insure very few loans that have FICO credit scores below 575. We believe that these loans have a higher probability of loss than a loan with a FICO credit score of 575 or greater. We do not expect loans with FICO scores less than 575 to become a significant portion of our insurance in force.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

REVENUES

     Total direct premiums written were $40.3 million for the first three months of 2004, an increase of 18.5% compared to $34.0 million for the first quarter of 2003. Contributing to the increase in direct premiums written for the first quarter of 2004 were significant writings related to structured bulk transactions. For the first quarter of 2004, earned premium relating to bulk transactions amounted to $6.9 million or 20.1% of the total. Earned premium related to bulk transactions amounted to $3.5 million or 12.3% of the total during the first quarter of 2003.

     Net premiums written increased 14.9% to $32.3 million for the first quarter of 2004 compared to $28.1 million for the first quarter of 2003. The primary difference between direct premiums written and net premiums written is ceded premium. Ceded premium is comprised of premiums paid on excess of loss reinsurance treaties as well as risk-sharing arrangements with our lender partners (referred to as captive reinsurance arrangements). Driven by an increase in the amount of premium subject to captive reinsurance arrangements, ceded premiums written increased 35.4% to $8.0 million in the 2004 first quarter from $5.9 million in the first three months of 2003. Our premium cede rate (the ratio of ceded premiums written to direct premiums written) was 19.8% for the first quarter of 2004 compared to 17.3% for the same period in 2003. Our premium cede rate for captive reinsurance arrangements (the ratio of ceded premiums written under captive reinsurance arrangements to total direct premiums written) was 17.6% during the first three months of 2004 compared to 14.5% for 2003. During the first quarter of 2004, approximately 60.3% of flow insurance written (30.8% of total insurance written including structured bulk transactions) was subject to captive reinsurance arrangements compared to 48% of flow insurance written (47% including structured bulk transactions), in the same period of 2003. The increase in the percentage of flow insurance written subject to captive reinsurance arrangements from 2003 to 2004 is primarily a result of a decline in production from our lender-paid mortgage insurance program that is not subject to captive programs. Additionally, none of our structured bulk transactions are subject to captive reinsurance arrangements. We anticipate that ceded premiums will continue to increase as a result of the expected increase in insurance in force subject to captive reinsurance arrangements.

     We  continue  to see the success of our  strategic  initiatives  to provide captive risk-sharing alternatives to selected lender partners. We remain committed to the concept of captive reinsurance arrangements on a lender-by-lender basis. We will continue to be an active participant with our lender partners in structures utilizing alternative attachment points, risk bands, cede rates, and ceding commissions. Several of our competitors have announced that they will discontinue or limit the amount of deep ceded captive arrangements. Where prudent, we plan to continue to participate in captive risk-sharing arrangements, including deep ceded arrangements, on a lender-by-lender basis. It is uncertain at this time what impact, if any, the competitors' decisions, as described above, will have on our production of insurance subject to captive reinsurance arrangements.

     Earned premiums increased 20.2% to $33.8 million for the first three months of 2004 from $28.1 million for the same period in 2003. The difference between net written premiums and earned premiums for the quarter is due to the significant writings of our bulk premium product primarily prepaid on an annual basis and the related increase in the unearned premium reserve. Our unearned premium liability increased to $14.2 million at March 31, 2004 from $8.6 million at March 31, 2003.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     Net investment income for the first three months of 2004 was $4.6 million, a 5.8% increase over $4.3 million in the first quarter of 2003. Average invested assets grew by $69 million to $421 million for the three months ended March 31, 2004, an increase of 19.6% from an average of $352 million for the first three months of 2003. The increase in average invested assets was attributable to funds derived from normal operating cash flow. The percentage increase in net investment income was much lower than the percentage increase in invested assets primarily due to a decrease in investment yields.

     We reported $577,000 of net realized investment gains during the first quarter of 2004 compared to $219,000 of net realized investment gains in the same period of 2003. Included in net realized gains were impairment write-downs totaling $100,000 in the first quarter of 2004 versus $439,000 in the first quarter of 2003 as discussed further in the Realized Gains, Losses and Impairments section below.

LOSSES AND EXPENSES

     Net incurred losses and loss adjustment expenses (net of reinsurance recoveries) increased by 68.7% in the first three months of 2004 to $8.9 million from $5.3 million in the first quarter of 2003. The increase in losses and loss adjustment expenses of our relatively unseasoned book of business was anticipated based upon the growth in the number of delinquencies and is reflective of our overall growth of both flow and bulk insurance in force. Net paid losses, excluding loss adjustment expenses, increased to $6.0 million during the first quarter of 2004 from $3.4 million during the first three months of 2003, an increase of 74.5%. The increase in net paid losses approximates the increase in incurred losses and was within our expected range. Average severity (direct paid losses divided by number of claims paid) was approximately $27,400 during the first quarter of 2004 compared to $22,700 for the same period in 2003. The increase in severity over the past year is due to a higher proportion of claims being concentrated in insurance written in recent policy years. Claims arising from recent policy years have not fully benefited from the mitigating effects of extended real estate appreciation and amortization of the principal balance. The following table provides detail on net paid losses excluding loss adjustment expenses from flow business and structured bulk business (in thousands of dollars).

                                            Three Months Ended March 31
                                            ---------------------------
                                                2004            2003
                                                ----            ----
                  Flow business                $5,254          $3,309
                  Bulk business                   755             137
                                               ------          ------
                  Total                        $6,009          $3,446
                                               ======          ======

     Our loss ratio (the ratio of incurred losses to earned premiums) was 26.3% for the first three months of 2004 compared to 18.7% for the 2003 first quarter. As mentioned earlier, the increase in the loss ratio is consistent with our expectations given the overall growth of insurance in force and the increase in severity of reserves due to the lack of seasoning of our in force business. We expect the first quarter 2004 loss ratio of 26.3% to trend upward as the unseasoned book continues to fully develop.

     Due to the high refinancing in the past two years, our insurance in force is relatively unseasoned. We believe, based upon our experience and industry

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

data, that claims incidence for flow business is generally highest in the third through sixth years after loan origination. We believe that the period of highest claims incidence for structured bulk transactions is earlier than that for flow business. We expect our incurred losses to increase as a greater amount of our insurance in force reaches its anticipated highest claim frequency years. Changes in the economic environment could accelerate paid and incurred loss development. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is difficult to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.

     Amortization of deferred policy acquisition costs decreased by 6.8% to $3.2 million during the first quarter of 2004 from $3.4 million for the first quarter of 2003. The decrease in amortization reflects the increased persistency in the first quarter of 2004 compared to the first three months of 2003. A full discussion of the impact of persistency on DAC amortization is included under the subheading `Deferred Policy Acquisition Costs' under Financial Position later in this section.

     Other operating expenses increased 8.6% to $6.3 million for the first three months of 2004 from $5.8 million for the same period in 2003. The modest rise in other operating expenses is primarily the result of increased general and administrative expenses necessary to service the 25% increase in the insurance in force during the same period. The expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for the first quarter of 2004 was 29.4% compared to 32.9% for first three months of 2003. The expense ratio for the first quarter 2004 improved because of increases in net written premium at a rate faster than other operating expenses coupled with a decline in DAC amortization.

     Our effective tax rate was 29.3% for both the first quarter of 2004 and 2003. We expect our effective tax rate to range between 28.5% and 30.0% for the remainder of the year depending on the relationship of tax-free investment income from our municipal bond portfolio to total revenues.

SIGNIFICANT CUSTOMERS

     Our objective is controlled, profitable growth in both the flow and bulk arenas while adhering to our risk management strategies. Our strategy is to continue our focus on national lenders while maintaining the productive relationships that we have built with regional lenders. Consolidation within the mortgage origination industry has resulted in a greater percentage of production volume being concentrated among a smaller customer base. Our ten largest customers were responsible for 72% of flow insurance written during the first quarter of 2004 compared to 75% in the first three months of 2003. Our two largest customers were responsible for 54% of flow insurance written during the first three months of 2004 compared to 56% in the first quarter of 2003. The loss of one or more of these significant customers could have an adverse effect on our business.

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

FINANCIAL POSITION

     Total assets increased to $596 million at March 31, 2004 compared to $576 million at December 31, 2003, a 14% annualized growth rate. Total liabilities increased to $209 million at March 31, 2004, from $206 million at December 31, 2003. This section identifies several items on our balance sheet that are important in the overall understanding of our financial position. These items include deferred policy acquisition costs, prepaid federal income tax and related deferred income taxes, and loss and loss adjustment expense reserves. Our mortgage insurance operations and reserves are primarily supported by our investment portfolio, which contains most of our assets. A separate Investments Portfolio section follows the Financial Position section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk.

DEFERRED POLICY ACQUISITION COSTS

     In accordance with generally accepted accounting principles, costs expended to acquire new business are capitalized as deferred policy acquisition costs
(DAC) and recognized as expense over the anticipated premium earning life of the policy. We employ dynamic models that calculate amortization of DAC separately for each book year. The models rely on assumptions that we make based upon historical industry experience and our own unique experience regarding the annual persistency development of each book year. Persistency is the most important assumption utilized in determining the timing of reported amortization expense reflected in the income statement and the carrying value of DAC on the balance sheet. A change in the assumed persistency development will impact the current and future amortization expense as well as the carrying value on the balance sheet. However, our models are dynamic and adjust when actual book year persistency is lower than the assumptions employed in the models. When this happens, the DAC amortization is accelerated through a dynamic adjustment in order to better match the timing of amortization expense with the life of the policies on which the acquisition costs were originally deferred. The following table shows the DAC asset for the previous two years and the effect of persistency on amortization (amounts in thousands):

                                                Three Months Ended March 31
                                                ---------------------------
                                                   2004            2003
                                                   ----            ----
       Balance -beginning of period             $ 29,363        $ 28,997
       Costs capitalized                           4,685           4,471
       Amortization - normal                      (3,097)         (3,122)
       Amortization - dynamic adjustment             (88)           (296)
                                                --------        --------
          Total amortization                      (3,185)         (3,418)
                                                --------        --------
       Balance - end of period                  $ 30,863        $ 30,050
                                                ========        ========
       Quarterly Persistency Rate                  68.5%           50.8%
                                                ========        ========

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

PREPAID FEDERAL INCOME TAXES AND DEFERRED INCOME TAXES

     See Form 10-K for a description of the special contingency reserve deduction afforded to mortgage insurers and the related Federal Tax and Loss Bonds permitted to be purchased. During the first quarter of 2004, we did not purchase any additional Tax and Loss bonds nor did any mature.

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

     Our loss and loss adjustment expense reserves increased to $29.9 million at March 31, 2004, compared to $27.2 million at December 31, 2003 and $23.1 million at March 31, 2003.

     Loss and loss adjustment expense reserves are established on insured mortgage loans when any notices of default are received from the lender, no matter what the age of default. Reserves also are established for estimated losses incurred on notices of default not yet reported by the lender. Consistent with industry practices, we do not establish loss reserves for future claims on insured loans that are not currently in default. Over 58% of our insurance in force was written within the last two years. Experience indicates that years three through six have the highest incidence of claims. With the continued seasoning of our insurance in force coupled with the significant growth of the in-force, we expect the actual number of loans in default to continue to grow. The increase in reserves in the first quarter of 2004 is indicative of the increase in the number of loans in default and an expected growth in severity. We expect loss reserves to continue to grow, reflecting the growth and aging of our insurance in force.

     The following table shows default statistics as of March 31, 2004, December 31, 2003, and March 31, 2003.

                                                  Default Statistics
                                         -------------------------------------
                                         March 31     December 31     March 31
                                           2004          2003           2003
                                           ----          ----           ----

   Number of insured loans in force      249,683        236,234       195,928
   Number of loans in default              4,722          4,242         3,009
   Percentage of loans in
      default (default rate)               1.89%          1.80%         1.54%
   Number of insured loans in force
      excluding bulk loans               207,314        205,033       178,868
   Number of loans in default
      excluding bulk loans                 3,343          3,053         2,280
   Percentage of loans in default
      excluding bulk loans                 1.61%          1.49%         1.27%
   Number of bulk loans in force          42,369         31,201        17,060
   Number of bulk loans in default         1,379          1,189           729
   Percentage of bulk loans in default     3.25%          3.81%         4.27%

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     The number of loans in default reported above includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current. As mentioned earlier, we provided reserves on all loans for which we have been notified of default, regardless of the age of the default. The increase in the absolute number of loans in default for both flow and bulk business is attributable primarily to the growth in the amount of insurance in force. The percentage of loans in default for the flow business has increased due to the maturing of the portfolio and the higher expected default rates as the portfolio seasons. Contributing to changes in default rates are changes in the number of policies in force, which is the denominator in the default rate calculation. All else being equal, an increase/decrease in the policies in force results in a lower/higher default rate. As a result, production levels as well as persistency have an effect on the reported default rates. The default occurrences for both flow business and structured bulk business are consistent with management's expectation.

INVESTMENT PORTFOLIO

PORTFOLIO DESCRIPTION

     Our strategy for managing our investment portfolio is to meet or exceed regulatory and rating agency requirements while appropriately managing credit risk. We invest for the long term, and most of our investments are held until they mature. Our investment portfolio includes primarily fixed income securities, and the majority of these are tax-sheltered state and municipal bonds. We have established a formal investment policy that describes our overall quality and diversification objectives and limits. Our investment policies and strategies are subject to change depending upon regulatory, economic, and market conditions, as well as anticipated financial condition and operating requirements, including the tax position, of the Company. Our investment portfolio consists entirely of available-for-sale securities; therefore, all values are carried on our balance sheet at fair value. The following schedule shows the growth and diversification of our investment portfolio (dollars in thousands).

                                              March 31, 2004   December 31, 2003
                                              --------------   -----------------
                                             Amount  Percent    Amount  Percent
                                             ------  -------    ------  -------
   Fixed maturity securities:
     U. S. government obligations           $ 14,642    3.5%   $ 15,623    3.8%
      Mortgage-backed bonds                       93    0.0          99    0.0
      State and municipal bonds              362,563   84.5     330,228   79.9
      Corporate bonds                         26,270    6.1      29,147    7.0
                                            --------  -----     -------  ------
     Total fixed maturities                  403,568   94.1     375,097   90.7
   Equity securities                          12,477    2.9      12,771    3.1
                                            --------  -----     -------  ------
     Total available-for-sale securities     416,045   97.0     387,868   93.8
   Short-term investments                     12,863    3.0      25,659    6.2
                                            --------  -----     -------  ------
                                            $428,908  100.0%   $413,527  100.0%
                                            ========  =====    ========  ======

     We seek to provide liquidity in our investment portfolio through cash equivalent investments and through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity and duration in our investment portfolio consistent with our business outlook and the expected

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

timing, direction, and degree of changes in interest rates. The duration to maturity of the fixed maturity portfolio was 11.9 years at March 31, 2004 with an effective maturity of 7.2 years. This compared to the duration to maturity at December 31, 2003 of 11.4 years and an effective maturity of 6.4 years. Another way that we manage risk and liquidity is to limit our exposure on individual securities. As of March 31, 2004 and December 31, 2003, no investment in the securities of any single issuer exceeded 2% of our investment portfolio.

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

CREDIT RISK

     We manage credit risk in our investment portfolio by following internal investment quality guidelines and diversification. One way we attempt to limit the inherent credit risk in the portfolio is to maintain higher-rated investments. The following table describes our fixed maturity portfolio by credit ratings (dollars in thousands).

                                       March 31, 2004       December 31, 2003
                                       --------------       -----------------
                                      Amount    Percent      Amount     Percent
                                      ------    -------      ------     -------
  Fixed Maturities:
    U.S. treasury and agency bonds  $  14,985      3.7%    $  15,722       4.2%
    AAA                               262,221     65.0       256,291      68.3
    AA                                 56,078     13.9        50,428      13.4
    A                                  54,925     13.6        35,937       9.6
    BBB                                10,145      2.4        10,347       2.8
    BB                                    344      0.1         2,204       0.6
    B                                   1,034      0.3         1,669       0.4
    CCC and lower                         213      0.1           525       0.1
    Not rated                           3,623      0.9         1,974       0.5
                                    ---------    -----     ---------     -----
         Total fixed maturities     $ 403,568    100.0%    $ 375,097     100.0%
                                    =========    =====     =========     =====

     Credit risk is inherent in an investment portfolio. We manage this risk through a structured approach in which we assess the effects of the changing economic landscape. In identifying "potentially distressed securities", we first identify all securities that have a fair value to cost or amortized cost ratio of less than 80%. Additionally, as part of this identification process, we utilize the following information for possible inclusion on the "potentially distressed securities" list:

     o    Length of time the fair value was below amortized cost
     o Industry factors or conditions related to a geographic area negatively affecting the security

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     o    Downgrades by a rating agency
     o    Past due interestor principal payments or other violation of covenants
     o Deterioration of the overall financial condition of the specific issuer

     In analyzing our "potentially distressed securities" list for other-than-temporary impairments, we pay special attention to securities that have been on the list for a period greater than six months. Our ability and intent to retain the investment for a sufficient time to recover its value is also considered. We assume that, absent reliable contradictory evidence, a security that is potentially distressed for a continuous period greater than nine months has incurred an other-than-temporary impairment. Such reliable contradictory evidence might include, among other factors, a liquidation analysis performed by our investment advisers or outside consultants, improving financial performance of the issuer, or valuation of underlying assets specifically pledged to support the credit.

     Should we conclude that the decline is other than temporary, the security is written down to fair value through a charge to realized investment gains and losses. We adjust the amortized cost for securities that have experienced other-than-temporary impairments to reflect fair value at the time of the impairment. We consider factors that lead to an other-than-temporary impairment of a particular security in order to determine whether these conditions have impacted other similar securities.

UNREALIZED LOSSES

     The following table represents the cost, unrealized gains and unrealized losses in the investment portfolio at March 31, 2004.

                                    Cost or      Gross       Gross
                                   Amortized  Unrealized   Unrealized    Fair
                                     Cost        Gains       Losses     Value
                                 ---------------------------------------------
   Fixed maturity securities:
     Corporate                    $   22,842  $   3,567    $   139   $  26,270
     U.S. Government                  14,445        275         78      14,642
     Mortgage-backed                      85          8          -          93
     State and municipal             348,430     14,448        315     362,563
                                 ----------------------------------------------
                Total                385,802     18,298        532     403,568
   Equity securities                  10,534      2,018         75      12,477
                                 ----------------------------------------------
                Total             $  396,336  $  20,316    $   607   $ 416,045
                                 ==============================================

     These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. Unrealized losses related to fixed maturities amounted to $532,000 at March 31, 2004, with the preponderance of the unrealized losses related to bonds with a maturity date in excess of ten years. The largest individual unrealized loss on any one security at March 31, 2004, was $139,000 on a $1 million par bond.

     Of the $607,000 gross unrealized losses at March 31, 2004, none was included in our potentially distressed securities list mentioned above.

     Information about unrealized gains and losses is subject to changing conditions. Securities with unrealized gains and losses will fluctuate, as will

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

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

REALIZED GAINS, LOSSES, AND IMPAIRMENTS

     During the first quarter of 2004, we wrote down one security in the amount of $100,000. This was a $250,000 par value preferred stock in an international airline for which the fair value had fluctuated near the 80% value for close to one year. This particular security is not currently in default; however, we determined that the impairment was other than temporary. We hold no other equity or fixed maturity investments in the airline industry.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and prepaid federal income taxes in the form of Tax and Loss Bonds.

     We generated positive cash flow from operating activities of $17.1 million in the first quarter of 2004 compared to $10.8 million for the first three months of 2003. The increase in cash flow from operating activities in 2004 reflects the growth in premiums in excess of increases in other operating expenses paid and claims paid. Our business does not routinely require significant capital expenditures other than for enhancements to our computer systems and technological capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

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

     We cede business to captive reinsurance subsidiaries of certain mortgage lenders ("Captives"), primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these Captives are backed by trust funds or letters of credit.

     Total stockholders' equity increased to $386.3 million at March 31, 2004, from $369.9 million at December 31, 2003. This increase resulted primarily from the first quarter 2004 net income of $14.0 million, an increase in net unrealized gains on invested assets classified as available-for-sale of $1.6 million (net of income tax), and additional paid-in-capital of $1.8 million resulting from the exercise of employee stock options and the related tax benefit, offset by an increase in deferred compensation, representing additional unvested restricted stock.

     Total statutory policyholders' surplus for our insurance subsidiaries decreased to $125.4 million at March 31, 2004, from $128.2 million at December 31, 2003. The primary difference between statutory policyholders' surplus and equity computed under generally accepted accounting principles is the statutory

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

contingency reserve. The balance in the statutory contingency reserve was $318.9 million at March 31, 2004, compared to $302.7 million at December 31, 2003. Statutory capital, for the purpose of computing the total risk in force to statutory capital, includes both policyholders' surplus and the contingency reserve. Statutory capital amounted to $444.3 million at March 31, 2004, compared to $431.0 million at December 31, 2003.

     Triad's ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of March 31, 2004, Triad's risk-to-capital ratio was 15.2-to-1 as compared to 15.3-to-1 at December 31, 2003, and 11.0-to-1 for the industry as a whole at December 31, 2002, the latest industry data available. The risk-to-capital ratio is calculated using net risk in force, which takes into account risk ceded under reinsurance arrangements, including captive risk-sharing arrangements as well as any applicable stop-loss limits, as the numerator, and statutory capital as the denominator.

     There have been no changes in our financial ratings or outlook by the rating agencies since December 31, 2003 as detailed in our Form 10-K. Triad is rated "AA" by both Standard & Poor's Ratings Services and Fitch Ratings and "Aa3" by Moody's Investors Service. A reduction in Triad's rating or outlook, while not anticipated, could adversely affect our operations.

     There have been legislative and regulatory proposals to change the oversight of both Fannie Mae and Freddie Mac. Significant changes in the regulation of these entities could impact the entire mortgage industry and our Company.

OFF BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

     We lease office facilities, automobiles, and office equipment under operating leases with minimum lease commitments that range from one to ten years. We have no capitalized leases or material purchase commitments. Our long-term debt has a single maturity date of 2028. There have been no material changes to the aggregate contractual obligations shown in the December 31, 2003 Form 10-K.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward-looking statements relating to future plans, expectations, and performance, which involve various risks and uncertainties, including, but not limited to, the following:

     o    interest rates may increase or decrease from their current levels;
     o    housing prices increase or decrease from their current levels;

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     o housing transactions requiring mortgage insurance may decrease for many reasons including changes in interest rates or economic conditions;
     o our market share may change as a result of changes in underwriting criteria or competitive products or rates;
     o the amount of insurance written could be adversely affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae;
     o our financial condition and competitive position could be affected by legislation or regulation impacting the mortgage guaranty industry or the Government Sponsored Entities, specifically, and the financial services industry in general;
     0 rating agencies may revise methodologies for determining our financial strength ratings and may revise or withdraw the assigned ratings at any time;
     0 decreases in persistency, which are affected by loan refinancing in periods of low interest rates, may have an adverse effect on earnings;
     0 the amount of insurance written and the growth in insurance in force or risk in force as well as our performance may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, and pricing of our products and services and our competitors;
     0 if we fail to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans;
     0 with consolidation occurring among mortgage lenders and our concentration of insurance in force generated through relationships with significant lender customers, our margins may be compressed and the loss of a significant customer may have an adverse effect on our earnings;
     0 our performance may be impacted by changes in the performance of the financial markets and general economic conditions;
     0 economic downturns in regions where our risk is more concentrated could have a particularly adverse effect on our financial condition and loss development;
     0 OFHEO risk-based capital rules could severely limit our ability to compete against various types of credit protection counterparties, including "AAA" rated private mortgage insurers;
     0 changes in the eligibility guidelines of Fannie Mae or Freddie Mac could have an adverse effect on the Company;
     0 proposed regulation by the Department of Housing and Urban Development to exclude packages of real estate settlement services, which may include any required mortgage insurance premium paid at closing, from the anti-referral provisions of the Real Estate Settlement Procedures Act could adversely affect our earnings.

     Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposures at March 31, 2004 have not materially changed from those identified at December 31, 2003.


ITEM 4.  CONTROLS AND PROCEDURES

     a) We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer
          (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 (Act) Rule 13a-15. Based on that evaluation, our management, including our CEO and CFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective. Disclosure controls and procedures include controls and procedures designed to ensure that management, including our CEO and CFO, is alerted to material information required to be disclosed in our filings under the Act so as to allow timely decisions regarding our disclosures. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.


     b) There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the first quarter 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

         ITEM 1. LEGAL PROCEEDINGS - None

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

         ITEM 5. OTHER INFORMATION - None

         ITEM 6A. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               See exhibit index on Page 23

          (b)  Reports on Form 8-K since December 31, 2003

                 January 30, 2004 - Triad Guaranty Inc. issued a news release announcing its financial results for the fourth quarter and the fiscal year ended December 31, 2003.

                 April 27, 2004 - Triad Guaranty Inc. issued a news release announcing its financial results for the first quarter of 2004.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TRIAD GUARANTY INC.

Date: May 6, 2004

                                                     /s/ Kenneth S. Dwyer
                                                     ---------------------
                                                     Kenneth S. Dwyer
                                                     Vice President and Chief
                                                       Accounting Officer



                                  EXHIBIT INDEX


   Exhibit Number                     Description
   --------------                     ------------

       31(i)        Certification   of  Chief  Executive   Officer  pursuant  to
                    Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31(ii)       Certification   of  Chief  Financial   Officer  pursuant  to
                    Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.