Form 10-Q
period 2004-06-30
TRIAD GUARANTY INC
filed 2004-08-09
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the quarterly period ended June 30, 2004

                                       or

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

Number of shares of Common Stock, $.01 par value, outstanding as of July 15, 2004: 14,546,669 shares.

================================================================================

                               TRIAD GUARANTY INC.

                                      INDEX

                                                                           Page
                                                                         Number
Part I. Financial Information:

    Item 1. Financial Statements:

         Consolidated Balance Sheets as of June 30, 2004 (Unaudited)
             and December 31, 2003.........................................   1

         Consolidated Statements of Income for the Three and Six Months
             Ended June 30, 2004 and 2003 (Unaudited)......................   2

         Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2004 and 2003 (Unaudited)......................   3

         Notes to Consolidated Financial Statements........................   4

    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................   8

    Item 3. Quantitative and Qualitative Disclosures about Market Risk.....  28

    Item 4. Controls and Procedures........................................  28

Part II. Other Information:

    Item 1. Legal Proceedings..............................................  29

    Item 2. Changes in Securities and Use of Proceeds......................  29

    Item 3. Defaults Upon Senior Securities................................  29

    Item 4. Submission of Matters to a Vote of Security Holders............  29

    Item 5. Other Information..............................................  29

    Item 6. Exhibits and Reports on Form 8-K...............................  29

      Signature............................................................  30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   TRIAD GUARANTY INC.
               CONSOLIDATED BALANCE SHEETS

                                                                   June 30            December 31
(Dollars in thousands except per share information)                  2004                2003
                                                                 -----------           ---------
Assets                                                           (Unaudited)
Invested assets:
    Fixed maturities, available-for-sale, at fair value            $409,053             $375,097
    Equity securities, available-for-sale, at fair value             11,865               12,771
    Short-term investments                                           11,323               25,659
                                                                   --------             --------
                                                                    432,241              413,527

Cash                                                                  5,951                  973
Real estate                                                             145                  146
Accrued investment income                                             5,195                4,575
Deferred policy acquisition costs                                    31,553               29,363
Prepaid federal income taxes                                        107,208               98,124
Property and equipment                                                9,796                9,369
Reinsurance recoverable                                               1,431                  881
Other assets                                                         14,594               18,621
                                                                   --------             --------
Total assets                                                       $608,114             $575,579
                                                                   ========             ========

Liabilities and stockholders' equity
Liabilities:
    Losses and loss adjustment expenses                           $  30,766            $  27,186
    Unearned premiums                                                14,231               15,629
    Amounts payable to reinsurer                                      4,113                3,243
    Current taxes payable                                             1,058                    6
    Deferred income taxes                                           121,083              115,459
    Unearned ceding commission                                          431                  669
    Long-term debt                                                   34,490               34,486
    Accrued interest on debt                                          1,275                1,275
    Accrued expenses and other liabilities                            6,412                7,696
                                                                   --------             --------
Total liabilities                                                   213,859             205,649
Commitments and contingent liabilities - Note 4
Stockholders'equity:
    Preferred stock, par value $.01 per share --- authorized
      1,000,000 shares; no shares issued and outstanding                ---                  ---
    Common stock, par value $.01 per share --- authorized
      32,000,000 shares; issued and outstanding 14,545,669 shares
      at June 30, 2004 and 14,438,637 shares at December 31, 2003       145                  144
    Additional paid-in capital                                       91,773               87,513
    Accumulated other comprehensive income, net of income tax
      liability of $2,074 at June 30, 2004 and $6,025 at
      December 31, 2003                                               3,851               11,190
    Deferred compensation                                            (2,145)              (1,128)
    Retained earnings                                               300,631              272,211
                                                                   --------             --------
Total stockholders' equity                                          394,255              369,930
                                                                   --------             --------
Total liabilities and stockholders' equity                         $608,114             $575,579
                                                                   ========             ========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended              Six Months Ended
                                                                June 30                         June 30
                                                       ---------------------------    ---------------------------
                                                           2004             2003           2004            2003
                                                           ----             ----           ----            ----
(Dollars in thousands except per share information)
Revenue:
Premiums written:
   Direct                                              $   43,029       $   37,878     $   83,345      $   71,904
   Ceded                                                   (8,752)          (6,497)       (16,722)        (12,384)
                                                       -----------     -----------     -----------     -----------
Net premiums written                                       34,277           31,381         66,623          59,520
Change in unearned premiums                                   (94)          (3,115)         1,372          (3,123)
                                                       -----------     -----------     -----------     -----------
Earned premiums                                            34,183           28,266         67,995          56,397

Net investment income                                       4,598            4,333          9,184           8,666
Net realized investment gains (losses)                        (19)             546            558             765
Other income                                                    2                4              5              17
                                                       -----------     -----------     -----------     -----------
                                                           38,764           33,149         77,742          65,845

Losses and expenses:
Net losses and loss adjustment expenses
                                                            7,701            5,380         16,584          10,645
Interest expense on debt                                      693              693          1,386           1,386
Amortization of deferred policy acquisition costs           3,450            4,024          6,635           7,442
Other operating expenses (net of acquisition
   costs deferred)                                          6,729            5,169         13,069          11,009
                                                       -----------     -----------     -----------     -----------
                                                           18,573           15,266         37,674          30,482
                                                       -----------     -----------     -----------     -----------
Income before income taxes                                 20,191           17,883         40,068          35,363
Income taxes:
   Current                                                    594              182          1,152             353
   Deferred                                                 5,222            5,070         10,497          10,027
                                                       -----------     -----------     -----------     -----------
                                                            5,816            5,252         11,649          10,380
                                                       -----------     -----------     -----------     -----------
Net income                                             $   14,375      $    12,631     $   28,419      $   24,983
                                                       ==========      ===========     ==========      ==========
Earnings per common and common equivalent
   share:
   Basic                                               $      .99      $       .88     $     1.96      $     1.75
                                                       ==========      ===========     ==========      ==========
   Diluted                                             $      .98      $       .87     $     1.93      $     1.73
                                                       ==========      ===========     ==========      ==========
Shares used in computing earnings per common
   and common equivalent share:
   Basic                                               14,502,215       14,278,727     14,480,514      14,250,145
                                                       ==========      ===========     ==========      ==========
   Diluted                                             14,718,499       14,451,403     14,694,996      14,425,274
                                                       ==========      ===========     ==========      ==========

                             See accompanying notes.

                               TRIAD GUARANTY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended
                                                                               June 30
                                                                     --------------------------
(Dollars in thousands)                                                  2004             2003
                                                                        ----             ----
Operating activities
Net income                                                           $  28,419        $  24,983
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Loss, loss adjustment expenses and unearned premium reserves         2,182            6,181
    Accrued expenses and other liabilities                              (2,349)          (2,740)
    Current taxes payable                                                1,052              443
    Amounts due to/from reinsurer                                          320           (1,540)
    Accrued investment income                                             (620)            (728)
    Policy acquisition costs deferred                                   (8,825)          (8,684)
    Amortization of deferred policy acquisition costs                    6,635            7,442
    Net realized investment gains                                         (558)            (765)
    Provision for depreciation                                           1,601            1,402
    Accretion of discount on investments                                  (442)          (2,098)
    Deferred income taxes                                               10,497           10,027
    Prepaid federal income taxes                                        (9,084)          (9,937)
    Unearned ceding commission                                            (238)            (358)
    Real estate acquired in claim settlement                                 1            1,147
    Other assets                                                         4,027           (2,042)
    Other operating activities                                             580              328
                                                                     ---------        ---------
Net cash provided by operating activities                               33,198           23,061

Investing activities
Securities available-for-sale:
  Purchases - fixed maturities                                         (92,965)         (60,359)
  Sales - fixed maturities                                              50,214           34,238
  Purchases - equities                                                    (286)            (547)
  Sales - equities                                                         762              736
Net change in short-term investments                                    14,336            8,101
Purchases of property and equipment                                     (2,028)          (1,019)
                                                                     ---------        ---------
Net cash used in investing activities                                  (29,967)         (18,850)

Financing activities
Proceeds from exercise of stock options                                  1,747            1,118
                                                                     ---------        ---------
Net cash provided by financing activities                                1,747            1,118
                                                                     ---------        ---------
Net change in cash                                                       4,978            5,329
Cash at beginning of period                                                973              233
                                                                     ---------        ---------
Cash at end of period                                                $   5,951        $   5,562
                                                                     =========        =========

Supplemental schedule of cash flow information
 Cash paid during the period for:
  Income taxes and United States Mortgage Guaranty
    Tax and Loss Bonds                                                $  9,825        $  10,401
  Interest                                                               1,383            1,383

                            See accompanying notes.

                               TRIAD GUARANTY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

NOTE 1 - THE COMPANY

     Triad Guaranty Inc. (the "Company") is a holding company which, through its wholly owned subsidiary, Triad Guaranty Insurance Corporation, provides residential private mortgage insurance coverage in the United States to mortgage lenders and investors to protect the lender or investor against loss from defaults on low down payment residential mortgage loans and to facilitate the sale of mortgage loans in the secondary market.


NOTE 2 - ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form 10-K for the year ended December 31, 2003.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for stock options been recognized using the fair value method on the grant date, net income and earnings per share on a pro forma basis would have been (in thousands, except for earnings per share information):

                                       Three Months Ended    Six Months Ended
                                             June 30              June 30
                                       -----------------     ----------------
                                        2004     2003        2004        2003
                                        ----     ----        ----        ----

    Net income - as reported           $14,375  $12,631     $28,419    $24,983
    Net income - pro forma             $14,250  $12,461     $28,157    $24,638

    Earnings per share - as reported:
        Basic                          $  0.99  $  0.88     $  1.96    $  1.75
        Diluted                        $  0.98  $  0.87     $  1.93    $  1.73

    Earnings per share - pro forma:
        Basic                          $  0.98  $  0.87     $  1.94    $  1.73
        Diluted                        $  0.97  $  0.86     $  1.92    $  1.71


NOTE 3 - CONSOLIDATION

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


NOTE 4 -- COMMITMENTS AND CONTINGENT LIABILITIES

     REINSURANCE - Triad cedes certain premiums and losses to reinsurers under various reinsurance agreements. Reinsurance contracts do not relieve Triad from its obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to Triad; consequently, allowances are established for amounts when and if deemed uncollectible.

     INSURANCE IN FORCE, DIVIDEND RESTRICTIONS, AND STATUTORY RESULTS - Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at June 30, 2004 and December 31, 2003, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements and by applicable stop-loss limits, based on the original insured amount of the loan. Triad's ratio is as follows (dollars in thousands):

                                     June 30         December 31
                                      2004              2003
                                   ----------        ----------
Net risk                           $6,796,532        $6,590,222
                                   ==========        ==========

Statutory capital and surplus      $  132,068        $  128,212
Statutory contingency reserve         335,043           302,740
                                   ----------        ----------
   Total                           $  467,111        $  430,952
                                   ==========        ==========

Risk-to-capital ratio               14.6-to-1         15.3-to-1
                                   ==========        ==========

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

     Net income as determined in accordance with statutory accounting practices was $37.5 million and $33.2 million for the six months ended June 30, 2004 and 2003, respectively, and $69.8 million for the year ended December 31, 2003.

     At June 30, 2004 and December 31, 2003, the amount of Triad's equity that could be paid out in dividends to stockholders was $48.4 million and $44.5 million, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

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


NOTE 5 - EARNINGS PER SHARE

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


NOTE 6 - COMPREHENSIVE INCOME

     Comprehensive income consists of net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three months ended June 30, 2004 and 2003, the Company's comprehensive income was $5.4 million and $17.2 million, respectively. For the six months ended June 30, 2004 and 2003, comprehensive income totaled $21.1 million and $30.6 million, respectively.


NOTE 7 - INCOME TAXES

     Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


     Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position, and results of operations for the three month and six month periods ended June 30, 2004 and 2003, of Triad Guaranty Inc. and its consolidated subsidiaries, collectively the Company. The discussion supplements Management's Discussion and Analysis in Form 10-K for the year ended December 31, 2003 and should be read in conjunction with the interim financial statements and notes contained therein.

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

UPDATE ON CRITICAL ACCOUNTING ESTIMATES

     Our Form 10-K describes the accounting policies that are critical to the understanding of our results of operations and our financial position. These critical accounting policies relate to the assumptions and judgments utilized in establishing the reserve for losses and loss adjustment expenses, determining if declines in fair values of investments are other than temporary, and establishing appropriate initial amortization schedules for deferred policy acquisition costs ("DAC") and subsequent adjustments to that amortization.

     We believe that these continue to be the critical accounting policies applicable to the Company and that these policies were applied in a consistent manner during the first six months of 2004.

OVERVIEW

     Through our subsidiaries, we provide mortgage guaranty insurance coverage to residential mortgage lenders and investors in the United States as a credit-enhancement vehicle, typically when individual borrowers have less than 20% equity in the property. Mortgage guaranty insurance also facilitates the sale of individual low down payment loans in the secondary market and provides protection to lenders who choose to keep the loans. Business originated by lenders and submitted to us on an individual basis is referred to as flow business. Premiums on flow business can be either lender paid or borrower paid, although the majority is borrower paid. We also provide mortgage insurance to lenders and investors who seek additional default protection, capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. This business is referred to as structured bulk business.

     We derive our revenues principally from a) initial and renewal earned premiums from flow business (net of reinsurance premiums ceded as part of our risk management strategies), b) initial and renewal earned premiums from structured bulk transactions, and c) investment income on invested assets. We also realize investment gains, net of investment losses, periodically as a source of revenue when the opportunity presents itself within the context of our overall investment strategy.

     Our expenses essentially consist of a) amounts ultimately paid on claims submitted, b) increases in reserves for estimated future claim payments, c) general and administrative costs of acquiring new business and servicing existing policies, d) other general business expenses, and (e) income taxes.

     Our profitability depends largely on a) the adequacy of our product pricing and underwriting discipline relative to the risks insured, b) persistency levels, c) operating efficiencies, and d) the level of investment yield, including realized gains and losses, on our investment portfolio. We define persistency as the percentage of insurance in force remaining from twelve months prior.

     For a more detailed description of our industry and operations, refer to the "Business" section of our Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

     Following is a summary of our results for the three months and six months ended June 30, 2004 and 2003 (in thousands except per share information) along with a column indicating a favorable or unfavorable change from 2003:

                                           Three Months Ended                       Six Months Ended
                                   ------------------------------------    ------------------------------------
                                     June 30    June 30     Favorable/       June 30    June 30    Favorable/
                                       2004       2003     (Unfavorable)       2004       2003    (Unfavorable)
                                     -------    -------    -------------     -------    -------   -------------
Earned premiums                      $34,183    $28,266        20.9%         $67,995    $56,397        20.6%
Net investment income                  4,598      4,333         6.1            9,184      8,666         6.0
Net realized investment
    (losses)/gains                       (19)       546      (103.5)             558        765       (27.1)
Other income                               2          4       (50.0)               5         17       (70.6)
                                     -------    -------                      -------    -------
    Total revenues                    38,764     33,149        16.9           77,742     65,845        18.1

Net losses and loss adjustment
    expenses                           7,701      5,380       (43.1)          16,584     10,645       (55.8)
Interest expense on debt                 693        693         -              1,386      1,386         -
Amortization of deferred policy
    acquisition costs                  3,450      4,024        14.3            6,635      7,442        10.8
Other operating expenses (net of
    acquisition costs deferred)
                                       6,729      5,169       (30.2)          13,069     11,009       (18.7)
                                     -------    -------                      -------    -------
Income before income taxes            20,191     17,883        12.9           40,068     35,363        13.3
Income taxes                           5,816      5,252       (10.7)          11,649     10,380       (12.2)
                                     -------    -------                      -------    -------
Net income                           $14,375    $12,631        13.8%         $28,419    $24,983        13.8%
                                     =======    =======                      =======    =======
Diluted earnings per share           $  0.98    $  0.87        12.6%         $  1.93    $  1.73        11.6%
                                     =======    =======                      =======    =======

     Our results for the three months and six months ended June 30, 2004 were positively impacted by improvements in persistency levels. The quarterly persistency run rate for the second quarter of 2004 was 56.9% compared to 33.6% for the second quarter of 2003. Increased persistency affects our net income primarily in two ways: a) renewal earned premiums increase and b) expenses decrease because of reduced amortization of DAC.

     Losses and loss adjustment expenses for the second quarter of 2004 increased 43% over the second quarter of 2003 and 56% when comparing the six months ended June 30, 2004 to the same period of 2003. Our insurance in force has grown 46% over the past two years, and this, coupled with the low levels of persistency for that period, has resulted in a book of business that is relatively unseasoned. Experience has shown that the highest claims incidence generally occurs three to six years after the policy is written. As our book of business ages, we expect a continued increase in both delinquencies and claims. Further, because a higher proportion of our insurance in force is in the refinance segment, anticipated losses could develop sooner than originally anticipated.

     We discuss our results in greater detail in the discussions that follow. The information is presented in three categories: Production and In Force, Revenues, and Losses and Expenses.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

     Net income increased 13.8% for the second quarter of 2004 over the second quarter of 2003 driven by a 20.9% increase in earned premiums combined with a 14.3% decrease in the amortization of DAC. The second quarter of 2004 had essentially no diluted earnings per share impact from net realized investment gains or losses after taxes, compared to a $0.02 per share contribution for the second quarter of 2003. Diluted realized gains and losses per share is a non-GAAP measure. We believe this is relevant and useful information to investors because, except for write-downs on other-than-temporarily impaired securities, it shows the effect that our discretionary sales of investments had on earnings.

PRODUCTION AND IN FORCE

     Total insurance written in the second quarter of 2004 decreased 10.2% to $4.4 billion from $4.9 billion for the same period of 2003. Total insurance written includes insurance written from flow production and structured bulk transactions.

     Flow insurance written for the second quarter of 2004 decreased 38.3% to $2.9 billion from $4.7 billion in the second quarter of 2003. Refinancing activity was very strong during the second quarter of 2003 as interest rates generally declined during that quarter while interest rates generally increased during the second quarter of 2004. Loan originations for the entire industry declined because of this change in interest rates. The Mortgage Bankers Association estimates that 2004 mortgage loan production will be approximately 35% less than the 2003 production. Additionally, the continued expansion of other alternative credit enhancements such as 80/10/10 structures (a combination of an 80% first mortgage loan, a 10% second mortgage loan usually issued by the same lender, and a 10% down payment) has limited the mortgage insurance industry's overall penetration into the mortgage marketplace.

     Insurance written in the second quarter of 2004 attributable to structured bulk transactions increased to $1.5 billion from $0.2 billion in the same period of 2003. Insurance written attributed to structured bulk transactions is likely to vary significantly from period to period, as opposed to insurance written from flow originations, due to: a) the limited number of transactions (but with larger size) occurring in this market; b) competition from other mortgage insurers; c) the relative attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancement; and d) the changing loan composition and underwriting criteria of the market.

     The following table provides estimates of our national market share of net new primary insurance written based on preliminary information available from the industry association and other public sources:

                                             Three Months Ended
                                                   June 30
                                            --------------------
                                             2004          2003
                                            ------        -----
     Flow business                            4.8%         5.4%
     Structured bulk transactions            11.8%         2.7%
        Total                                 5.8%         4.7%

     The decrease in our market share of flow business in the second quarter of 2004 compared to the second quarter of 2003 was the result of a decline in production of a product driven by the refinance segment. As explained earlier, refinancing activity was very strong in the second quarter of 2003 as compared to the second quarter of 2004. The increase in our structured bulk transactions market share shown above is the result of our increased efforts to further penetrate this market. Insurance written under structured bulk business may vary widely between periods due to variations in the availability of transactions that meet our required returns and in the level of competition for this business.

     Periodically we enter into structured bulk transactions involving loans that have insurance effective dates within the current reporting period but for which detailed loan information regarding the insured loans is not provided by the issuer of the transaction until later. When this situation occurs, we accrue premiums that are due but not yet paid based upon the estimated commitment amount of the transaction in the reporting period with respect to each loan's insurance effective date. However, the policies are not reflected in our in force, insurance written, or related industry data totals until the loan level detail is reported to us. At June 30, 2004, there were no structured transactions with effective dates within the second quarter for which loan level detail had not been received. At June 30, 2003, there were $1.0 billion of structured transactions for which the loan level detail had not been received. Premium written and premium earned for the second quarter of 2003 include the respective amounts due and earned related to this insurance, while these amounts were reported as new production and insurance in force in the third quarter of 2003.

     Total direct insurance in force reached $34.8 billion at June 30, 2004, compared to $31.7 billion at December 31, 2003, and $26.9 billion at June 30, 2003 as we continue to gain overall market share and as persistency levels improve.

     The following table shows our persistency trends since June 30, 2003:

                                       Annual        Quarterly Persistency
                                    Persistency             Run Rate
                                   -------------     ---------------------
               June 30, 2004            59.9%                 56.9%
              March 31, 2004            54.6%                 68.5%
           December 31, 2003            50.7%                 46.3%
          September 30, 2003            49.0%                 19.3%
               June 30, 2003            54.6%                 33.6%

     As mentioned earlier, the primary driver of our increasing persistency rates has been the general rise in mortgage interest rates that led to a corresponding decline in refinancing activity. Refinancings accounted for 32.3% of flow insurance written during the second quarter of 2004 compared to 55.1% in the second quarter of 2003. The slight dip in the quarterly persistency run rate in the second quarter of 2004 reflects a drop in interest rates in March and April that affected persistency rates in the second quarter.

     The credit quality of our existing insurance in force portfolio has remained relatively consistent despite a 29.4% growth in direct insurance in force from June 30, 2003 to June 30, 2004. As shown below, the credit quality of our bulk business at June 30, 2004 has improved over June 30, 2003 as we have focused our efforts on structured transactions consisting of Alt-A loans. Fair, Isaac and Co., Inc. ("FICO") credit scores are one of the major factors used in determining credit risk in an existing book of business. The following table presents the FICO credit score distribution of our risk in force for both flow and bulk business at June 30, 2004 and 2003.

                                             Flow                 Bulk
                                       ---------------      ---------------
                                        2004      2003       2004     2003
                                        ----      ----       ----     ----
     Credit score less than 575         0.8%      0.8%       2.3%      3.8%
     Credit score between 575 and 619   4.7%      4.6%       5.2%     12.5%
     Credit score greater than 619      94.5%    94.6%      92.5%     83.7%

     As the table shows, we insure some loans that have FICO credit scores below
575. We believe that these loans have a higher probability of loss than a loan with a FICO credit score of 575 or greater. We do not expect loans with FICO scores less than 575 to become a significant portion of our insurance in force.

     We enter into bulk transactions that predominantly insure loans that are classified as Alt-A, which we have defined as having high credit quality, an average loan-to-value ("LTV") of 75%, and that have been underwritten with reduced or no documentation. Additionally, approximately 95% of our insurance written attributable to bulk transactions during the second quarter of 2004 was structured with deductibles putting us in the second loss position.

REVENUES

     Total direct premiums written increased 13.6% to $43.0 million for the second quarter of 2004 from $37.9 million for the second quarter of 2003. This increase was primarily due to an $8.8 million increase in renewal direct premiums partially offset by a $3.7 million decline in initial premiums. As mentioned earlier, increased persistency is the main contributor to the increase in renewal premiums while a decline in refinancings caused the decline in initial premiums.

     As further described in our Form 10-K, we cede a portion of premiums under risk-sharing arrangements with our lender partners (referred to as captive reinsurance arrangements) as well as under excess of loss reinsurance treaties. The primary difference between direct premiums written and net premiums written is ceded premium. Net premiums written increased 9.2% to $34.3 million for the second quarter of 2004 from $31.4 million for the second quarter of 2003. Ceded premiums written increased 34.7% to $8.8 million for the second quarter of 2004 over $6.5 million for the second quarter of 2003 primarily due to an increase in the amount of our premium subject to captive reinsurance arrangements. Our premium cede rate (the ratio of ceded premiums written to direct premiums written) was 20.3% for the second quarter of 2004 compared to 17.2% for the same period of 2003. During the second quarter of 2004, 54.0% of flow insurance written and 36.1% of total insurance written was subject to captive reinsurance arrangements compared to 43.3% of flow insurance written and 41.6% of total insurance written in the same period of 2003. The increase in the percentage of flow insurance written subject to captive reinsurance arrangements from 2003 to 2004 is primarily a result of decreased production in our lender-paid mortgage insurance program that is generally not subject to captive reinsurance arrangements. Additionally, none of our structured bulk transactions are subject to captive reinsurance arrangements. We anticipate that ceded premium will continue to increase in connection with an increase in our insurance in force subject to captive reinsurance arrangements.

     The primary difference between net premiums written and earned premiums is the change in the unearned premium reserve. Our unearned premium liability remained flat from March 31, 2004 to June 30, 2004. Our unearned premium liability increased $3.1 million from March 31, 2003 to June 30, 2003 due to growth in sales of products with premiums paid on an annual basis during that period.

     Net investment income for the second quarter of 2004 increased 6.1% over the second quarter of 2003 despite a 16.9% increase in average invested assets over the same periods due to a significant decline in investment portfolio yields.

     Net realized investment gains/(losses), except for write-downs on other-than-temporarily impaired securities, are the result of our discretionary transactions to sell investment securities based on the context of our overall portfolio management strategies and are likely to vary significantly from period to period. The second quarter of 2004 included write-downs on other-than-temporarily impaired securities of $39 thousand compared to $175 thousand in the second quarter of 2003. See further discussion of impairment write-downs in the Realized Gains, Losses and Impairments section below.

LOSSES AND EXPENSES.

     The increase in losses and loss adjustment expenses for the second quarter of 2004 over the second quarter of 2003 was due to the growth in the number of delinquencies and is reflective of overall growth of our insurance in force and the seasoning of our in force business. Net paid losses, excluding loss adjustment expenses, increased to $6.7 million during the second quarter of 2004 from $3.9 million during the second quarter of 2003, an increase of 71.8%. Average severity (direct paid losses divided by number of claims paid) for flow business was approximately $25,600 for the second quarter of 2004 compared to $22,500 for the same period of 2003.

     The following table provides detail on direct paid losses from flow business and structured bulk business for the three months ended June 30, 2004 and 2003 (in thousands):

                                    2004           2003
                                    ----           ----
         Flow business             $5,883         $3,692
         Bulk business                832            233
                                   ------         ------
         Total                     $6,715         $3,925
                                   ======         ======

     Our loss ratio (the ratio of incurred losses to earned premiums) increased to 22.5% for the second quarter of 2004 from 19.0% for the second quarter of 2003. As mentioned earlier, the increase in the loss ratio is consistent with our expectations given the increase in severity of claims due to the lack of seasoning of our in force business. Generally, unseasoned mortgage loans have only slight principal amortization in the early years and the underlying collateral has had only limited opportunity for market value appreciation; therefore, the severity of the losses paid on these loans is higher than on more seasoned loans. We expect loss ratios to continue to increase as a greater amount of our insurance in force reaches its anticipated highest claim frequency years. Because of the higher proportion of our insurance in force in the refinance segment, the anticipated loss curve could possibly develop sooner than originally anticipated. Changes in the economic environment could accelerate paid and incurred loss development. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is difficult to predict with any degree of certainty the impact of such higher claim frequencies on future earnings. Most of our bulk production in 2003 and 2004 has been structured with deductibles that put us in the second loss position, which we expect to moderate the loss development in the bulk portfolio.

     The decrease in DAC amortization for the second quarter of 2004 over the second quarter of 2003 again reflects the increase in persistency for these periods. A full discussion of the impact of persistency on DAC amortization is included in the Deferred Policy Acquisition Costs section below.

     The increase in other operating expenses for the second quarter of 2004 over the second quarter of 2003 is relatively consistent with our growth in the insurance in force. The expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for the second quarter of 2004 remained relatively flat at 29.7% compared to 29.3% for the second quarter of 2003.

     Our effective tax rate decreased to 28.8% for the second quarter of 2004 from 29.4% for the second quarter of 2003 due primarily to a higher proportion of interest income from tax-preferred municipal securities. We expect our effective tax rate to range between 28% and 29% for the remainder of the year depending on the relationship of tax-free investment income from our municipal bond portfolio to total revenues.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

     Net income increased 13.8% for the first six months of 2004 over the first six months of 2003, driven by a 20.6% increase in earned premiums combined with a 10.8% decrease in the amortization of DAC. Net realized investment gains contributed $0.02 to earnings per share on a diluted basis in the first half of 2004 compared to $0.03 for the first half of 2003.

PRODUCTION AND IN FORCE

     Total insurance written in the first six months of 2004 increased 5.8% to $9.1 billion from $8.6 billion for the same period of 2003. Total insurance written includes insurance written from flow production and structured bulk transactions.

     Flow insurance written for the first six months of 2004 decreased 36.1% to $5.3 billion from $8.3 billion in the first six months of 2003. Refinancing activity was very strong during the first half of 2003 as interest rates generally declined during that period and generally increased during the first half of 2004. Production for the entire industry declined because of this change in interest rates. Refinancings accounted for 33.7% of flow insurance written during the first six months of 2004 compared to 56.0% in the first six months of 2003. Insurance written in the first six months of 2004 includes $3.8 billion attributable to structured bulk transactions compared to $0.3 billion in the first six months of 2003.

REVENUES

     Total direct premiums written were $83.3 million in the first half of 2004 compared to $71.9 million for the same period of 2003, an increase of 15.9% primarily due to a $14.7 million increase in renewal direct premiums. As mentioned earlier, increased persistency is the main contributor to this increase in renewal premiums.

     Net premiums written increased 11.9% to $66.6 million for the first six months of 2004 from $59.5 million for the first six months of 2003. Ceded premiums written increased 35.0% to $16.7 million for the first half of 2004 as compared to $12.4 million for the first half of 2003, primarily due to an increase in the amount of our premium subject to captive reinsurance arrangements. Our premium cede rate was 20.1% for the first six months of 2004 compared to 17.2% for the same period of 2003. During the first six months of 2004, 56.8% of flow insurance written and 33.4% of total insurance written was subject to captive reinsurance arrangements, compared to 45.6% of flow insurance written and 43.9% of total insurance written in the same period of 2003. The increase in the percentage of flow insurance written subject to captive reinsurance arrangements from 2003 to 2004 is primarily a result of continued decreased production in our lender-paid mortgage insurance program that generally is not subject to captive reinsurance arrangements as mentioned earlier. Additionally, none of our structured bulk transactions are subject to captive reinsurance arrangements. We anticipate that ceded premium will continue to increase in connection with an increase in insurance in force subject to captive reinsurance arrangements.

     The primary difference between net premiums written and earned premiums is the change in the unearned premium reserve. Our unearned premium liability decreased $1.4 million from December 31, 2003 to June 30, 2004, as compared to an increase of $3.1 million from December 31, 2002 to June 30, 2003.

     Net investment income for the first half of 2004 increased 6.0% over the first half of 2003 despite a 17.2% increase in average invested assets over the same periods due to a significant decline in investment portfolio yields in the comparable interest rate environments.

     Net realized investment gains for the first six months of 2004 included write-downs on other-than-temporarily impaired securities of $139,000 compared to $614,000 in the same period of 2003. See further discussion of impairment write-downs in the Realized Gains, Losses and Impairments section below.

LOSSES AND EXPENSES

     The increase in losses and loss adjustment expenses for the first half of 2004 over the first half of 2003 was based upon the growth in the number of delinquencies and is reflective of overall growth of our insurance in force and the seasoning of our in force business. Net paid losses, excluding loss adjustment expenses, increased to $12.7 million during the first six months of 2004 from $7.4 million during the first six months of 2003, an increase of 72.6%. Average severity for flow business was approximately $26,400 for the first six months of 2004 compared to $22,500 for the same period of 2003.

     The following table provides detail on direct paid losses from flow business and structured bulk business for the six months ended June 30, 2004 and 2003 (in thousands):

                                    2004            2003
                                    ----            ----
           Flow business           $11,137         $7,001
           Bulk business             1,587            370
                                   -------         ------
           Total                   $12,724         $7,371
                                   =======         ======

     Our loss ratio increased to 24.4% for the first half of 2004 from 18.9% for the first half of 2003. As mentioned earlier, the increase in the loss ratio is consistent with our expectations given the overall growth of insurance in force and the increase in severity of claims due to the lack of seasoning of our in force business.

     The decrease in DAC amortization for the first half of 2004 over the first half of 2003 again reflects the increase in persistency for these periods.

     The increase in other operating expenses for the first six months of 2004 over the first six months of 2003 is relatively consistent with our growth in the insurance in force. The expense ratio for the first half of 2004 declined to 29.6% compared to 31.0% for the first half of 2003 due to the realization of expense efficiencies within our operations combined with the decrease in the DAC amortization mentioned above.

     Our effective tax rate decreased to 29.1% for the first six months of 2004 from 29.4% for the first six months of 2003 due primarily to a higher proportion of interest income from tax-preferred municipal securities.

SIGNIFICANT CUSTOMERS

     Our objective is controlled, profitable growth in both the flow and bulk arenas while adhering to our risk management strategies. Our strategy is to continue our focus on national lenders while maintaining the productive relationships that we have built with regional lenders. Consolidation within the mortgage origination industry has resulted in a greater percentage of production volume being concentrated among a smaller customer base. Our ten largest customers were responsible for 71% of flow insurance written during both the three and six month periods ending June 30, 2004, compared to 76% and 75% for the three and six month periods ending June 30, 2003, respectively. Our two largest customers were responsible for 53% of flow insurance written during the three and six month periods ending June 30, 2004, compared to 61% and 59% for the three and six month periods ending June 30, 2003, respectively. The loss of one or more of these significant customers could have an adverse effect on our business.

FINANCIAL POSITION

     Total assets increased 5.7% to $608 million at June 30, 2004 over December 31, 2003. Total liabilities increased to $214 million at June 30, 2004, from $206 million at December 31, 2003. Our mortgage insurance operations and reserves are primarily supported by our investment portfolio, which contains most of our assets. This section identifies several items on our balance sheet other than invested assets that are important in the overall understanding of our financial position. These items include deferred policy acquisition costs, prepaid federal income tax and related deferred income taxes, and loss and loss adjustment expense reserves. A separate Investment Portfolio discussion follows this section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk.

DEFERRED POLICY ACQUISITION COSTS

     In accordance with generally accepted accounting principles, costs expended to acquire new business are capitalized as DAC and recognized as expense over the anticipated life of the policy. We employ models that calculate amortization of DAC separately for each book year. The models rely on assumptions that we make based upon historical industry experience and our own unique experience regarding the annual persistency development of each book year.

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

     The following table shows the DAC asset for the three months and six months ended June 30, 2004 and 2003 and the effect of persistency on amortization (in thousands):

                                         Three Months Ended    Six Months Ended
                                              June 30              June 30
                                         ------------------   ------------------
                                           2004     2003        2004      2003
                                           ----     ----        ----      ----
   Balance - beginning of period         $30,863  $30,050     $29,363   $28,997
   Costs capitalized                       4,140    4,213       8,825     8,684

   Amortization - normal                  (3,029)  (3,101)     (6,126)   (6,223)
   Amortization - dynamic adjustment
                                            (421)    (923)       (509)   (1,219)
                                         ----------------     -----------------
      Total amortization                  (3,450)  (4,024)     (6,635)   (7,442)
                                         ----------------     -----------------
   Balance - end of period               $31,553  $30,239     $31,553   $30,239
                                         ================     =================
   Quarterly persistency rate              56.9%    33.6%
                                         ================

PREPAID FEDERAL INCOME TAXES AND DEFERRED INCOME TAXES

     We purchase ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds ("Tax and Loss Bonds") in lieu of paying current federal income taxes to take advantage of a special contingency reserve deduction for mortgage guaranty companies. See our Form 10-K for a more complete description of these transactions. During the six months ended June 30, 2004, $655,000 of Tax and Loss Bonds matured, and we purchased an additional $9.7 million of these bonds.


LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE

     We establish reserves using estimated claim rates (frequency) and claim amounts (severity) to estimate ultimate losses. Our reserving process incorporates numerous factors in a formula that gives effect to current economic conditions and profiles delinquencies by such factors as policy year, geography, chronic late payment characteristics, and the number of months the policy has been in default. Because the estimate for loss reserves is sensitive to the estimates of claims frequency and severity, we perform sensitivity analyses to test the reasonableness of the best estimate generated by the loss reserve process. Changes to reserve estimates are reflected in the financial statements in the periods in which the adjustments are determined.

     Our loss and loss adjustment expense reserves increased to $30.8 million at June 30, 2004, compared to $27.2 million at December 31, 2003 and $24.4 million at June 30, 2003.

     Loss and loss adjustment expense reserves are established on insured mortgage loans when any notices of default are received, no matter what the age of the default. Reserves also are established for estimated losses incurred on notices of default not yet reported by the lender. Consistent with industry practices, we do not establish loss reserves for future claims on insured loans that are not currently in default. Approximately 72% of our insurance in force was written within the last two years. Experience indicates that years three through six have the highest incidence of claims. The increase in reserves shown above is indicative of the increase in the number of loans in default as more of our insurance in force approaches the years with the highest incidence of claims and an expected growth in the severity of claims. As mentioned earlier, because of the higher proportion of our in force in the refinance segment, the anticipated loss curve could possibly develop sooner than originally anticipated. We expect this trend to continue as our insurance in force grows and continues to season.

     The following table shows default statistics as of June 30, 2004, December 31, 2003, and June 30, 2003:

                                                   Default Statistics
                                            --------------------------------
                                             June 30    December 31  June 30
                                              2004         2003       2003
                                            --------     --------    -------
       Number of insured loans in force      254,510     236,234     205,046
       Number of loans in default              4,765       4,242       3,351
       Percentage of loans in default
         (default rate)                        1.87%       1.80%       1.63%
       Number of insured loans in force
          excluding bulk loans               208,384     205,033     189,161

       Number of loans in default
          excluding bulk loans                 3,319       3,053       2,510
       Percentage of loans in default
          excluding bulk loans                 1.59%       1.49%       1.33%
       Number of bulk loans in force          46,126      31,201      15,885
       Number of bulk loans in default         1,446       1,189         841
       Percentage of bulk loans in default     3.13%       3.81%       5.29%


     The number of loans in default reported above includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current. The increase in the default rate for the flow business is attributable primarily to the maturing of the flow portfolio for reasons consistent with the increase in reserves explained above. The default occurrences for both flow business and structured bulk business are consistent with management's expectation.

INVESTMENT PORTFOLIO

PORTFOLIO DESCRIPTION

     We manage our investment portfolio to meet or exceed regulatory and rating agency requirements. We invest for the long term, and most of our investments are held until they mature. Our investment portfolio includes primarily fixed income securities, and the majority of these are tax-preferred state and municipal bonds. We have established a formal investment policy that describes our overall quality and diversification objectives and limits. Our investment policies and strategies are subject to change depending upon regulatory, economic, and market conditions, as well as our anticipated financial condition and operating requirements, including our tax position. While we invest for the long-term and most of our investments are held until they mature, we classify our entire investment portfolio as available for sale. This classification allows us the flexibility to dispose of securities in order to meet our investment strategies and operating requirements. All investments are carried on our balance sheet at fair value. The following schedule shows the growth and diversification of our investment portfolio (in thousands).

                                         June 30, 2004        December 31, 2003
                                      ------------------     -------------------
                                       Amount    Percent      Amount     Percent
                                      --------   -------     --------    -------
   Fixed maturity securities:
     U. S. government obligations     $ 13,802     3.2%      $ 15,623      3.8%
     Mortgage-backed bonds                  88     0.0             99      0.0
     State and municipal bonds         369,786    85.6        330,228     79.9
     Corporate bonds                    25,377     5.9         29,147      7.0
                                      --------   ------      --------    ------
        Total fixed maturities         409,053    94.7        375,097     90.7
   Equity securities                    11,865     2.7         12,771      3.1
                                      --------   ------      --------    ------
        Total available-for-sale
            securities                 420,918    97.4        387,868     93.8
   Short-term investments               11,323     2.6         25,659      6.2
                                      --------   ------      --------    ------
                                      $432,241   100.0%      $413,527    100.0%
                                      ========   ======      ========    ======

     We seek to provide liquidity in our investment portfolio through cash equivalent investments and through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity and duration in our investment portfolio consistent with our business outlook and the expected timing, direction, and degree of changes in interest rates. The duration to maturity of the fixed maturity portfolio was 10.7 years at June 30, 2004 with an effective maturity of 8.5 years compared to a duration of 11.4 years with an effective maturity of 6.4 years at December 31, 2003. Another way that we manage risk and liquidity is to limit our exposure on individual securities. As of June 30, 2004 and December 31, 2003, no investment in the securities of any single issuer exceeded 2% of our investment portfolio.

     The growth in net investment income has moderated recently in spite of an increase in our overall investment portfolio. The drop in the effective pre-tax yield reflects the decrease in new money rates available for investment coupled with our strategies to increase the overall credit quality of the portfolio and increase our investment in state and municipal bonds.

CREDIT RISK

     Credit risk is inherent in an investment portfolio. We manage this risk through a structured approach to internal investment quality guidelines and diversification while assessing the effects of the changing economic landscape. One way we attempt to limit the inherent credit risk in the portfolio is to maintain investments with high ratings. The following table describes our fixed maturity holdings by credit ratings (in thousands):

                                         June 30, 2004        December 31, 2003
                                      ------------------     -------------------
                                       Amount    Percent      Amount     Percent
                                      --------   -------     --------    -------
    U.S. treasury and agency bonds   $  13,890     3.4%     $  15,722       4.2%
    AAA                                284,691    69.6        256,291      68.3
    AA                                  47,302    11.6         50,428      13.4
    A                                   44,164    10.8         35,937       9.6
    BBB                                  9,816     2.4         10,347       2.8
    BB                                     235     0.0          2,204       0.7
    B                                    1,174     0.3          1,669       0.4
    CCC and lower                          473     0.1            525       0.1
    Not rated                            7,308     1.8          1,974       0.5
                                      --------   ------      --------    ------
         Total fixed maturities       $409,053   100.0%      $375,097     100.0%
                                      ========   ======      ========    ======

     Further, we regularly review our investment portfolio to identify securities that may have suffered impairments in value that will not be recovered, termed potentially distressed securities. In identifying potentially distressed securities, we first screen for all securities that have a fair value to cost or amortized cost ratio of less than 80%. Additionally, as part of this identification process, we utilize the following information:

     o    Length of time the fair value was below amortized cost
     o Industry factors or conditions related to a geographic area negatively affecting the security
     o    Downgrades by a rating agency
     o Past due interest or principal payments or other violation of covenants
     o Deterioration of the overall financial condition of the specific issuer

     In analyzing our potentially distressed securities list for other-than-temporary impairments, we pay special attention to securities that have been on the list for a period greater than six months. Our ability and intent to retain the investment for a sufficient time to recover its value is also considered. We assume that, absent reliable contradictory evidence, a security that is potentially distressed for a continuous period greater than nine months has incurred an other-than-temporary impairment. Such reliable contradictory evidence might include, among other factors, a liquidation analysis performed by our investment advisors or outside consultants, improving financial performance of the issuer, or valuation of underlying assets specifically pledged to support the credit.

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

UNREALIZED GAINS AND LOSSES

     The following table summarizes by category our unrealized gains and losses in our securities portfolio at June 30, 2004:

                                   Cost or     Gross         Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                     Cost      Gains        Losses      Value
                                  ---------  ----------   ----------    -----
Fixed maturity securities:
   Corporate                      $ 22,774     $ 2,671      $    68   $ 25,377
   U.S. Government                  14,027          98          323     13,802
   Mortgage-backed                      80           8            -         88
   State and municipal             367,795       5,605        3,614    369,786
                                  --------     -------      -------   --------
      Subtotal, debt securities    404,676       8,382        4,005    409,053
Equity securities                   10,317       1,759          211     11,865
                                  --------     -------      -------   --------
       Total securities           $414,993     $10,141      $ 4,216   $420,918
                                  ========     =======      =======   ========

     These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. The preponderance of the gross unrealized losses on debt securities shown above related to bonds with a maturity date in excess of ten years. The largest individual unrealized loss on any one security at June 30, 2004 was $185,000 on a bond with an amortized cost of $1.9 million.

     Of the $4.2 million gross unrealized losses at June 30, 2004, none had a fair value to cost or amortized cost ratio of less than 80%.

     Information about unrealized gains and losses is subject to changing conditions. Securities with unrealized gains and losses will fluctuate, as will those securities that we have identified as potentially distressed. The recent volatility of financial markets has led to an increase in both unrealized gains and losses. Our current evaluation of other-than-temporary impairments reflects our intent to hold certain securities until maturity. However, we may subsequently decide to sell certain of these securities in future periods within the overall context of our portfolio management strategies. If we make the decision to dispose of a security with an unrealized loss, we will write down the security to its fair value if we have not sold it by the end of the reporting period.

REALIZED GAINS, LOSSES AND IMPAIRMENTS

     During the second quarter and first six months of 2004, we wrote down one security in the amounts of $39,000 and $139,000, respectively. These write-downs were on a $250,000 par value preferred stock in an international airline for which the value had fluctuated below 80% of amortized cost for over a year. The additional write-down in the second quarter on this security resulted from our assessment that the security was other than temporarily impaired because of a further reduction in credit quality by rating agencies. However, this particular security is not currently in default. We hold no other securities in the airline industry.

LIQUIDITY AND CAPITAL RESOURCES

     Our sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and prepaid federal income taxes in the form of Tax and Loss Bonds.

     We generated positive cash flow from operating activities of $33.2 million in the first six months of 2004 compared to $23.1 million for the same period of 2003. The increase in cash flow from operating activities reflects the growth in premiums and investment income in excess of increases in claims and other operating expenses paid. Our business does not routinely require significant capital expenditures other than for enhancements to our computer systems and technological capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

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

     Total stockholders' equity increased to $394.3 million at June 30, 2004 from $369.9 million at December 31, 2003. This increase resulted primarily from net income for the first six months of 2004 of $28.4 million and an increase in additional paid-in-capital of $4.3 million resulting from the exercise of employee stock options and the related tax benefit. This was partially offset by a decrease in net unrealized gains on invested assets classified as available-for-sale of $7.3 million (net of income tax).

     Total statutory policyholders' surplus for our insurance subsidiaries increased to $132.1 million at June 30, 2004 from $128.2 million at December 31, 2003. The primary difference between statutory policyholders' surplus and equity computed under generally accepted accounting principles is the statutory contingency reserve. The balance in the statutory contingency reserve was $335.0 million at June 30, 2004, compared to $302.7 million at December 31, 2003. Statutory capital, for the purpose of computing the total risk in force to statutory capital, includes both policyholders' surplus and the contingency reserve. Statutory capital amounted to $467.1 million at June 30, 2004, compared to $430.9 million at December 31, 2003.

     Triad's ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad's ability to write additional insurance. A number of states also generally limit Triad's risk-to-capital ratio to 25-to-1. As of June 30, 2004, Triad's risk-to-capital ratio was 14.6-to-1 as compared to 15.3-to-1 at December 31, 2003, and 11.0-to-1 for the industry as a whole at December 31, 2002, the latest industry data available. The risk-to-capital ratio is calculated using net risk in force, which takes into account risk ceded under reinsurance arrangements, including captive risk-sharing arrangements and any applicable stop-loss limits, as the numerator, and statutory capital as the denominator.

     There have been no changes in our financial ratings or outlook by the rating agencies since December 31, 2003 as detailed in our Form 10-K. Triad is rated "AA" by both Standard & Poor's Ratings Services and Fitch Ratings and "Aa3" by Moody's Investors Service. A reduction in Triad's rating or outlook could adversely affect our operations.

     There have been legislative and regulatory proposals to change the oversight of both Fannie Mae and Freddie Mac. Significant changes in the regulation of these entities could impact Triad and the entire mortgage industry.

OFF BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

     We lease office facilities, automobiles, and office equipment under operating leases with minimum lease commitments that range from one to ten years. We have no capitalized leases or material purchase commitments. Our long-term debt has a single maturity date of 2028. There have been no material changes to the aggregate contractual obligations shown in our Form 10-K.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis and this Report contain forward-looking statements relating to future plans, expectations, and performance, which involve various risks and uncertainties, including, but not limited to, the following:

     o    interest rates may increase or decrease from their current levels;
     o    housing prices may increase or decrease from their current levels;
     o housing transactions requiring mortgage insurance may decrease for many reasons including changes in interest rates, economic conditions or alternative credit enhancement products;
     o our market share may change as a result of changes in underwriting criteria or competitive products or rates;
     o the amount of insurance written could be adversely affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae (Government Sponsored Enterprises);
     o our financial condition and competitive position could be affected by legislation or regulation impacting the mortgage guaranty industry or the Government Sponsored Enterprises, specifically, and the financial services industry in general;
     o rating agencies may revise methodologies for determining our financial strength ratings and may revise or withdraw the assigned ratings at any time;
     o decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings;
     o the amount of insurance written and the growth in insurance in force or risk in force as well as our performance may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, and pricing of our products and services and our competitors;
     o if we fail to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans;
     o with consolidation occurring among mortgage lenders and our concentration of insurance in force generated through relationships with significant lender customers, our margins may be compressed and the loss of a significant customer may have an adverse effect on our earnings;
     o our performance may be impacted by changes in the performance of the financial markets and general economic conditions;
     o economic downturns in regions where our risk is more concentrated could have a particularly adverse effect on our financial condition and loss development;
     o Revisions in risk-based capital rules by the Office of Federal Housing Enterprise Oversight for Fannie Mae and Freddie Mac could severely limit our ability to compete against various types of credit protection counterparties, including "AAA" rated private mortgage insurers;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposures at June 30, 2004 have not materially changed from those identified in Form 10-K for the year ended December 31, 2003.


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


     b) There have been no changes identified in connection with the evaluation described in the above paragraph that occurred during the second quarter 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders was held on May 20, 2004. Shares entitled to vote at the Annual Meeting totaled 14,476,623 of which 14,138,751 shares were represented.

          The following seven directors were elected at the Annual Meeting. Shares voted for and authorized withheld for each nominee were as follows:

          Name of Nominee         Number of Votes for   Authorization withheld
          ---------------         -------------------   ----------------------
          Glenn T. Austin, Jr.         14,094,648             44,103
          Robert T. David              13,992,918            145,833
          William T. Ratliff, III      13,943,743            195,008
          Michael A. F. Roberts        14,094,548             44,203
          Richard S. Swanson           13,978,877            159,874
          Darryl W. Thompson           13,943,643            195,108
          David W. Whitehurst          10,784,899          3,353,852


ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See  exhibit index on page 31.

     (b)  Reports on Form 8-K since December 31, 2003

          January 30, 2004 - Triad Guaranty Inc. issued a news release announcing its financial results for the fourth quarter and the fiscal year ended December 31, 2003.

          April 27, 2004 - Triad Guaranty Inc. issued a news release announcing its financial results for the first quarter of 2004.

          July 29, 2004 - Triad Guaranty Inc. issued a news release announcing its financial results for the second quarter of 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         TRIAD GUARANTY INC.

Date: August 9, 2004

                                         /s/ Kenneth S. Dwyer
                                         -----------------------
                                         Kenneth S. Dwyer
                                         Vice President and Chief
                                            Accounting Officer

                                  EXHIBIT INDEX


   Exhibit Number                      Description
   --------------   ------------------------------------------------------------
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