Form 10-Q
period 2004-09-30
TRIAD GUARANTY INC
filed 2004-11-05
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

or

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

(336) 723-1282
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as described in Exchange Act Rule 12b-2)    Yes [X] No [  ]

Number of shares of Common Stock, $.01 par value, outstanding as of October 15, 2004:
14,548,522 shares.

TRIAD GUARANTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIAD GUARANTY INC.

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2004	2003
(Dollars in thousands except share information)	(Unaudited)
Assets
Invested assets:
Fixed maturities, available-for-sale, at fair value	$439,529	$375,097
Equity securities, available-for-sale, at fair value	11,844	12,771
Short-term investments	13,581	25,659

	464,954	413,527
Cash	6,579	973
Real estate	—	146
Accrued investment income	5,728	4,575
Deferred policy acquisition costs	32,177	29,363
Prepaid federal income taxes	112,405	98,124
Property and equipment	9,453	9,369
Reinsurance recoverable	1,311	881
Other assets	14,358	18,621

Total assets	$646,965	$575,579

Liabilities and stockholders’ equity
Liabilities:
Losses and loss adjustment expenses	$32,547	$27,186
Unearned premiums	14,724	15,629
Amounts payable to reinsurer	4,287	3,243
Current taxes payable	720	6
Deferred income taxes	132,003	115,459
Unearned ceding commission	316	669
Long-term debt	34,491	34,486
Accrued interest on debt	584	1,275
Accrued expenses and other liabilities	9,059	7,696

Total liabilities	228,731	205,649
Commitments and contingent liabilities — Note 4
Stockholders’ equity:
Preferred stock, par value $.01 per share — authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.01 per share — authorized 32,000,000 shares; issued and outstanding 14,547,502 shares at September 30, 2004 and 14,438,637 shares at December 31, 2003	145	144
Additional paid-in capital	91,841	87,513
Accumulated other comprehensive income, net of income tax liability of $6,798 at September 30, 2004 and $6,025 at December 31, 2003	12,626	11,190
Deferred compensation	(1,804)	(1,128)
Retained earnings	315,426	272,211

Total stockholders’ equity	418,234	369,930

Total liabilities and stockholders’ equity	$646,965	$575,579

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
(Dollars in thousands except share information)
Revenue:
Premiums written:
Direct	$45,453	$40,448	$128,798	$112,352
Ceded	(9,137)	(7,329)	(25,859)	(19,713)

Net premiums written	36,316	33,119	102,939	92,639
Change in unearned premiums	(497)	(2,796)	875	(5,918)

Earned premiums	35,819	30,323	103,814	86,721
Net investment income	5,255	4,229	14,439	12,895
Net realized investment gains (losses)	(142)	763	416	1,528
Other income	5	4	10	20

	40,937	35,319	118,679	101,164
Losses and expenses:
Net losses and loss adjustment expenses	9,234	6,053	25,818	16,698
Interest expense on debt	693	693	2,079	2,079
Amortization of deferred policy acquisition costs	3,670	5,315	10,305	12,757
Other operating expenses (net of acquisition costs deferred)	6,699	5,528	19,768	16,537

	20,296	17,589	57,970	48,071

Income before income taxes	20,641	17,730	60,709	53,093
Income taxes:
Current	571	181	1,723	534
Deferred	5,274	5,002	15,771	15,029

	5,845	5,183	17,494	15,563

Net income	$14,796	$12,547	$43,215	$37,530

Earnings per common and common equivalent share:
Basic	$1.02	$.87	$2.98	$2.63

Diluted	$1.00	$.86	$2.94	$2.59

Shares used in computing earnings per common and common equivalent share:
Basic	14,546,950	14,352,980	14,502,782	14,284,781

Diluted	14,747,667	14,558,548	14,712,675	14,470,056

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
(Dollars in thousands)	2004	2003
Operating activities
Net income	$43,215	$37,530
Adjustments to reconcile net income to net cash provided by operating activities:
Loss, loss adjustment expenses and unearned premium reserves	4,456	10,139
Accrued expenses and other liabilities	1,363	(1,930)
Current taxes payable	714	623
Amounts due to/from reinsurer	614	(1,084)
Accrued investment income	(1,153)	(894)
Policy acquisition costs deferred	(13,119)	(13,624)
Amortization of deferred policy acquisition costs	10,305	12,757
Net realized investment gains	(416)	(1,528)
Provision for depreciation	2,417	2,132
Accretion of discount on investments	(689)	(2,852)
Deferred income taxes	15,771	15,029
Prepaid federal income taxes	(14,281)	(14,905)
Unearned ceding commission	(353)	(537)
Real estate acquired in claim settlement	146	1,350
Accrued interest on debt	(691)	(691)
Other assets	4,263	(2,517)
Other operating activities	(616)	512

Net cash provided by operating activities	51,946	39,510
Investing activities
Securities available-for-sale:
Purchases — fixed maturities	(128,900)	(82,157)
Sales — fixed maturities	70,703	58,538
Purchases — equities	(370)	(1,744)
Sales — equities	854	914
Net change in short-term investments	12,078	(13,034)
Purchases of property and equipment	(2,501)	(1,842)

Net cash used in investing activities	(48,136)	(39,325)
Financing activities
Proceeds from exercise of stock options	1,796	3,853

Net cash provided by financing activities	1,796	3,853

Net change in cash	5,606	4,038
Cash at beginning of period	973	233

Cash at end of period	$6,579	$4,271

Supplemental schedule of cash flow information
Cash paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$15,488	$15,723
Interest	2,765	2,765

See accompanying notes.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
 (Unaudited)

NOTE 1 — THE COMPANY

     Triad Guaranty Inc. (the “Company”) is a holding company which, through its wholly owned subsidiary, Triad Guaranty Insurance Corporation, provides residential private mortgage insurance coverage in the United States to mortgage lenders and investors to protect the lender or investor against loss from defaults on low down payment residential mortgage loans and to facilitate the sale of mortgage loans in the secondary market.

NOTE 2 — ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form 10-K for the year ended December 31, 2003.

     Stock Options — Currently, the Company grants stock options to employees for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation expense for stock options been recognized using the fair value method on the grant date, net income and earnings per share on a pro forma basis would have been (in thousands, except for earnings per share information):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income — as reported	$14,796	$12,547	$43,215	$37,530
Net income — pro forma	$14,675	$12,408	$42,832	$37,046
Earnings per share — as reported:
Basic	$1.02	$0.87	$2.98	$2.63
Diluted	$1.00	$0.86	$2.94	$2.59
Earnings per share — pro forma:
Basic	$1.01	$0.86	$2.95	$2.59
Diluted	$0.99	$0.85	$2.91	$2.56

NOTE 3 — CONSOLIDATION

     The consolidated financial statements include Triad Guaranty Inc. and its wholly owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”), and Triad’s wholly owned subsidiaries, Triad Guaranty Assurance Corporation and Triad Re Insurance Corporation (collectively referred to as “the Company”). All significant intercompany accounts and transactions have been eliminated.

NOTE 4 — COMMITMENTS AND CONTINGENT LIABILITIES

     Reinsurance — Triad cedes certain premiums and losses to reinsurers under various reinsurance agreements, the majority of which are captive reinsurance agreements with certain customers. Reinsurance contracts do not relieve Triad from its obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to Triad; consequently, allowances are established for amounts when and if deemed uncollectible.

     Insurance In Force, Dividend Restrictions, and Statutory Results - Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at September 30, 2004 and December 31, 2003, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements and by applicable stop-loss limits, based on the original insured amount of the loan. Triad’s ratio is as follows (dollars in thousands):

	September 30	December 31
	2004	2003
Net risk	$6,956,333	$6,590,222

Statutory capital and surplus	$131,310	$128,212
Statutory contingency reserve	351,972	302,740

Total	$483,282	$430,952

Risk-to-capital ratio	14.4-to-1	15.3-to-1

     Triad and its wholly owned subsidiaries are each required under their respective domiciliary states’ insurance code to maintain a minimum level of statutory capital and surplus. Triad, an Illinois domiciled insurer, is required under the Illinois Insurance Code (the “Code”) to maintain minimum statutory capital and surplus of $5 million. The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders, or (b) statutory net income for the calendar year preceding the date of the dividend.

     Net income as determined in accordance with statutory accounting practices was $57.9 million and $51.0 million for the nine months ended September 30, 2004 and 2003, respectively, and $69.8 million for the year ended December 31, 2003.

     At September 30, 2004 and December 31, 2003, the amount of Triad’s equity that could be paid out in dividends to stockholders was $47.6 million and $44.5 million, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

     Loss Reserves — The Company establishes loss reserves to provide for the estimated costs of settling claims with respect to loans reported to be in default and loans in default which have not been reported to the Company. Reserves are established by management using estimated claim rates (frequency) and claim amounts (severity) to estimate ultimate losses. The reserving process gives effect to current economic conditions and profiles delinquencies by such factors as policy year, geography, chronic late payment characteristics and age. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, there can be no assurance that the reserves will prove to be adequate to cover ultimate loss development.

     Litigation - A lawsuit has been filed against the Company in the ordinary course of the Company’s business alleging violations of the Fair Credit Reporting Act. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.

     A previous lawsuit filed against the Company alleging violations of the Real Estate Settlement Procedures Act was settled on August 11, 2004 for an immaterial amount.

NOTE 5 — EARNINGS PER SHARE

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

NOTE 6 — COMPREHENSIVE INCOME

     Comprehensive income consists of net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three months ended September 30, 2004 and 2003, the Company’s comprehensive income was $23.6 million and $8.7 million, respectively. For the nine months ended September 30, 2004 and 2003, comprehensive income totaled $44.7 million and $39.3 million, respectively.

NOTE 7 — INCOME TAXES

     Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position, and results of operations for the three month and nine month periods ended September 30, 2004 and 2003, of Triad Guaranty Inc. and its consolidated subsidiaries, collectively the Company. The discussion supplements Management’s Discussion and Analysis in Form 10-K for the year ended December 31, 2003 and should be read in conjunction with the interim financial statements and notes contained therein.

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

Update on Critical Accounting Estimates

     Our Form 10-K describes the accounting policies that are critical to the understanding of our results of operations and our financial position. These critical accounting policies relate to the assumptions and judgments utilized in establishing the reserve for losses and loss adjustment expenses, determining if declines in fair values of investments are other than temporary, and establishing appropriate initial amortization schedules for deferred policy acquisition costs (“DAC”) and subsequent adjustments to that amortization.

     We believe that these continue to be the critical accounting policies applicable to the Company and that these policies were applied in a consistent manner during the first nine months of 2004.

Overview

     Through our subsidiaries, we provide mortgage guaranty insurance coverage to residential mortgage lenders and investors in the United States as a credit-enhancement vehicle, typically when individual borrowers have less than 20% equity in the property.

Mortgage guaranty insurance also facilitates the sale of individual low down payment loans in the secondary market and provides protection to lenders who choose to keep the loans. Business originated by lenders and submitted to us on a loan-by-loan basis is referred to as flow business. Premiums on flow business can be either lender paid or borrower paid, although the majority is borrower paid. We also provide mortgage insurance to lenders and investors who seek additional default protection, capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. This business is referred to as structured bulk business.

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

     For a more detailed description of our industry and operations, refer to the “Business” section of our Form 10-K.

Consolidated Results of Operations

     Following is a summary of our results for the three months and nine months ended September 30, 2004 and 2003 (in thousands except per share information) along with a column indicating the favorable or unfavorable change from 2003:

	Three Months Ended			Nine Months Ended
	September 30			September 30
			Favorable/			Favorable/
	2004	2003	(Unfavorable)	2004	2003	(Unfavorable)
Earned premiums	$35,819	$30,323	18.1%	$103,814	$86,721	19.7%
Net investment income	5,255	4,229	24.3	14,439	12,895	12.0
Net realized investment (losses)/gains	(142)	763	(118.6)	416	1,528	(72.8)
Other income	5	4	25.0	10	20	(50.0)

Total revenues	40,937	35,319	15.9	118,679	101,164	17.3
Net losses and loss adjustment expenses	9,234	6,053	(52.6)	25,818	16,698	(54.6)
Interest expense on debt	693	693	—	2,079	2,079	—
Amortization of deferred policy acquisition costs	3,670	5,315	31.0	10,305	12,757	19.2
Other operating expenses (net of acquisition costs deferred)	6,699	5,528	(21.2)	19,768	16,537	(19.5)

Income before income taxes	20,641	17,730	16.4	60,709	53,093	14.3
Income taxes	5,845	5,183	(12.8)	17,494	15,563	(12.4)

Net income	$14,796	$12,547	17.9%	$43,215	$37,530	15.1%

Diluted earnings per share	$1.00	$0.86	16.3%	$2.94	$2.59	13.5%

     Our results for the three months and nine months ended September 30, 2004 were again positively impacted by improvements in persistency levels. The quarterly persistency run rate, which we define as the annualized percentage of insurance in force remaining from the end of the prior quarter excluding business written in the current year, was 63.0% for the third quarter of 2004 compared to 19.3% for the third quarter of 2003. Increased persistency affects our net income primarily in two ways: a) renewal earned premiums increase and b) expenses decrease because of reduced amortization of DAC.

     Losses and loss adjustment expenses for the third quarter of 2004 increased 52.6% over the third quarter of 2003 and 54.6% for the nine months ended September 30, 2004 over the same period of 2003, primarily due to the significant growth and continued seasoning of our insurance in force. Low levels of persistency during 2003 and 2002 have resulted in a book of business that is relatively unseasoned. Experience has shown that the highest claims incidence usually occurs three to six years after the policy is written. As our book of business ages, we anticipate this increase in claims to continue, and we expect an increase in the severity of losses as well.

     We describe our results in greater detail in the discussions that follow. The information is presented in three categories: Production and In Force, Revenues, and Losses and Expenses.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Net income increased 17.9% for the third quarter of 2004 over the third quarter of 2003 driven by an 18.1% increase in earned premiums combined with a 31.0% decrease in the amortization of DAC. Realized investment losses after taxes reduced third quarter 2004 income by $0.01 per share on a diluted basis, compared to a contribution from realized investment gains after taxes of $0.03 per share contribution on a diluted basis for the third quarter of 2003. Diluted realized gains and losses per share is a non-GAAP measure. We believe this is relevant and useful information to investors because, except for write-downs on other-than-temporarily impaired securities, it shows the effect that our discretionary sales of investments had on earnings.

Production and In Force

     Total insurance written in the third quarter of 2004 decreased 39.4% to $4.0 billion from $6.6 billion for the same period of 2003. Total insurance written includes insurance written from flow production and structured bulk transactions.

     Flow insurance written for the third quarter of 2004 decreased 46.0% to $2.7 billion from $5.0 billion in the third quarter of 2003. Refinancing activity was very strong during the third quarter of 2003 as interest rates remained near record lows. Refinances comprised 22.0% of our flow insurance written in the third quarter of 2004 compared to 52.3% for the third quarter of 2003. Loan originations for the entire industry have declined in 2004 because of a drop in refinancing activity. Further, the continued expansion of alternative credit enhancements such as 80/10/10 structures (a combination of an 80% first mortgage loan, a 10% second mortgage loan usually issued by the same lender, and a 10% down payment) continues to erode the mortgage insurance industry’s overall penetration into the mortgage marketplace.

     Insurance written in the third quarter of 2004 attributable to structured bulk transactions decreased to $1.3 billion from $1.6 billion in the same period of 2003. Insurance written attributed to structured bulk transactions is likely to vary significantly from period to period due to: a) the limited number of transactions (but with larger size) occurring in this market; b) the level of competition from other mortgage insurers; c) the relative attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancement; and d) the changing loan composition and underwriting criteria of the market.

     The following table provides estimates of our national market share of net new primary insurance written based on preliminary information available from the industry association and other public sources:

	Three Months Ended
	September 30
	2004	2003
Flow business	4.9%	5.1%
Structured bulk transactions	8.2%	7.3%
Total	5.5%	5.4%

     Our market share of flow business declined slightly in the third quarter of 2004 from the third quarter of 2003 due to the decline in production of a product driven primarily by the refinance segment. The increase in our structured bulk transactions market share shown above was the result of the greater availability of transactions that met our credit quality and pricing benchmarks.

     Periodically we enter into structured bulk transactions involving loans that have insurance effective dates within the current reporting period but for which detailed loan information regarding the insured loans is not provided by the issuer of the transaction until later. When this situation occurs, we accrue premiums that are due but not yet paid based upon the estimated commitment amount of the transaction in the reporting period with respect to each loan’s insurance effective date. However, the policies are not reflected in our in force, insurance written, or related industry data totals until the loan level detail is reported to us. At September 30, 2004, there were $67 million of structured bulk transactions with effective dates within the third quarter for which loan level detail had not been received. These transactions will be reflected as new production and included in related in force data in the fourth quarter of 2004. As of September 30, 2003, there were $1.2 billion of structured bulk transactions for which the loan level detail had not been received. Premium written and premium earned for the third quarter of 2003 include the respective amounts due and earned related to this insurance, while these amounts were reported as new production and insurance in force in the fourth quarter of 2003.

     Total direct insurance in force reached $35.8 billion at September 30, 2004, compared to $31.7 billion at December 31, 2003, and $29.3 billion at September 30, 2003, as a result of continued production and an improvement in persistency.

     The following table shows our persistency trends since September 30, 2003:

	Annual	Quarterly Persistency
	Persistency	Run Rate
September 30, 2004	66.8%	63.0%
June 30, 2004	59.9%	56.9%
March 31, 2004	54.6%	68.5%
December 31, 2003	50.7%	46.3%
September 30, 2003	49.0%	19.3%

     As mentioned earlier, the primary driver of our increasing persistency rates has been the general rise in mortgage interest rates that has led to a corresponding decline in refinancing activity.

     The credit quality of our existing insurance in force portfolio has remained relatively consistent despite a 22.2% growth in direct insurance in force from September 30, 2003 to September 30, 2004. As shown below, the credit quality of our structured bulk business at September 30, 2004 has improved over September 30, 2003 as we have focused our efforts on structured transactions consisting of higher quality loans. Fair, Isaac and Co., Inc. (“FICO”) credit scores are one of the major factors used in determining credit risk in an existing book of business. The following table presents the FICO credit score distribution of our risk in force for both flow and structured bulk business at September 30, 2004 and 2003.

	Flow		Structured Bulk
	2004	2003	2004	2003
Credit score less than 575	0.7%	0.8%	1.8%	4.4%
Credit score between 575 and 619	4.7%	4.5%	4.5%	10.3%
Credit score greater than 619	94.6%	94.7%	93.7%	85.3%

     As the table shows, we insure some loans that have FICO credit scores below 575. We believe that these loans have a higher probability of loss than loans with a FICO credit score of 575 or greater. We do not expect loans with FICO scores less than 575 to become a significant portion of our insurance in force.

     A growing percentage of our insurance in force is derived from loans that are classified as Alt-A. In our flow business, we have defined Alt-A as individual loans having high credit quality (FICO scores greater than 620) and that have been underwritten with reduced or no documentation. A small but increasing share of our flow business is classified as Alt-A. However, the majority of our structured bulk production in the last two years has been classified as Alt-A. Our classification for structured bulk transactions is based on the transaction as a whole as compared to individual loan-by-loan characterization. Structured bulk transactions that we have defined as Alt-A have high credit quality, but include loans that vary from guidelines typical for Fannie Mae and Freddie Mac regarding one or more of the following characteristics: loan amount, documentation level, loan purpose, employment status or occupancy. The following table shows the percentage of our insurance in force that we have classified as Alt-A at September 30, 2004 and December 31, 2003:

	September 30	December 31
	2004	2003
Flow	5.7%	4.5%
Structured bulk	95.0%	87.3%
Total	25.4%	17.1%

     Approximately 51% of our insurance written attributable to structured bulk transactions during the third quarter of 2004 was structured with deductibles that put us in the second loss position.

Revenues

     Total direct premiums written increased 12.4% to $45.5 million for the third quarter of 2004 from $40.4 million for the third quarter of 2003. This increase was primarily due to an $8.5 million increase in renewal direct premiums partially offset by a $3.5 million reduction in initial premiums. As mentioned earlier, increased persistency is the main contributor to the increase in renewal premiums while the decline in refinancings combined with industry-wide lower mortgage originations caused the decline in initial premiums.

     As further described in our Form 10-K, we cede a portion of premiums under risk-sharing arrangements with our lender partners (referred to as captive reinsurance arrangements) as well as under excess of loss reinsurance treaties. The primary difference between direct premiums written and net premiums written is ceded premium. Net premiums written increased 9.7% to $36.3 million for the third quarter of 2004 from $33.1 million for the third quarter of 2003. Ceded premiums written increased 24.7% to $9.1 million for the third quarter of 2004 from $7.3 million for the third quarter of 2003 primarily due to an increase in the amount of our premium subject to captive reinsurance arrangements. Our premium cede rate (the ratio of ceded premiums written to direct premiums written) was 20.1% for the third quarter of 2004 compared to 18.1% for the same period of 2003. During the third quarter of 2004, 51.3% of flow insurance written and 34.0% of total insurance written was subject to captive reinsurance arrangements compared to 44.1% of flow insurance written and 33.3% of total insurance written in the same period of 2003. The increase in the percentage of flow insurance written subject to captive reinsurance arrangements from 2003 to 2004 is primarily a result of decreased production in our lender-paid mortgage insurance program that is generally not subject to captive reinsurance arrangements. Additionally, none of our structured bulk transactions are subject to captive reinsurance arrangements.

     The primary difference between net premiums written and earned premiums is the change in the unearned premium reserve. Our unearned premium liability increased $0.5 million from June 30, 2004 to September 30, 2004 compared to a $2.8 million increase from June 30, 2003 to September 30, 2003. The growth in the third quarter of 2003 was due to growth in sales of products with premiums paid on an annual basis during that period.

     Net investment income for the third quarter of 2004 increased 24.3% over the third quarter of 2003. This was the result of an increase in average invested assets for the third quarter of 2004 over the same period of 2003, an increase in investments with longer maturities during the third quarter of 2004 to take advantage of interest rate increases, and an increase in the market value during the third quarter of 2004 of a certain security that requires changes in market value to be reflected in investment income. Our investment portfolio tax-equivalent yield declined to 7.02% at September 30, 2004 from 7.23% at September 30, 2003.

     Net realized investment gains/(losses), except for write-downs on other-than-temporarily impaired securities, are the result of our discretionary dispositions of investment securities in the context of our overall portfolio management strategies and are likely to vary significantly from period to period. Write-downs on other-than-temporarily impaired securities were approximately $165,000 in both the third quarter of 2004 and 2003. See further discussion of impairment write-downs in the Realized Gains, Losses and Impairments section below.

Losses and Expenses

     Losses and loss adjustment expenses increased 52.6% in the third quarter of 2004 over the third quarter of 2003 due to growth in the number of paid losses and delinquencies and is reflective of overall growth of our insurance in force and the seasoning of our in force business.

     Net paid losses, excluding loss adjustment expenses, increased to $7.3 million during the third quarter of 2004 from $4.8 million during the third quarter of 2003, an increase of 52.1%. Average severity (direct paid losses divided by number of claims paid) for flow business decreased to approximately $21,200 for the third quarter of 2004 compared to $25,000 for the same period of 2003.

     The following table provides detail on direct paid losses from flow business and structured bulk business for the three months ended September 30, 2004 and 2003 (in thousands):

	2004	2003
Flow business	$6,224	$3,983
Structured bulk business	1,056	841

Total	$7,280	$4,824

     Our loss ratio (the ratio of incurred losses to earned premiums) increased to 25.8% for the third quarter of 2004 from 20.0% for the third quarter of 2003. The increase in the loss ratio is consistent with our expectations as a greater amount of our insurance in force reaches its anticipated highest claim frequency years. Changes in the economic environment could accelerate paid and incurred loss development. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is difficult to predict with any degree of certainty the impact of such higher claim frequencies on future earnings. As previously mentioned, most of our structured bulk production in 2003 and 2004 has been structured with deductibles that put us in the second loss position, which we expect to moderate the loss development in the bulk portfolio.

     The decrease in DAC amortization for the third quarter of 2004 over the third quarter of 2003 is reflective of the increase in persistency for these periods. A full discussion of the impact of persistency on DAC amortization is included in the Deferred Policy Acquisition Costs section below.

     The increase in other operating expenses for the third quarter of 2004 over the third quarter of 2003 is relatively consistent with our growth in the insurance in force. The expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for the third quarter of 2004 declined to 28.6% from 32.7% for the third quarter of 2003 primarily due to the decrease in DAC amortization.

     Our effective tax rate decreased to 28.3% for the third quarter of 2004 from 29.2% for the third quarter of 2003 due primarily to a higher proportion of interest income from tax-preferred municipal securities. We expect our effective tax rate to range between 28% and 29% for the remainder of the year depending on the relationship of tax-preferred investment income from our municipal bond portfolio to total revenues.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Net income increased 15.1% for the first nine months of 2004 over the first nine months of 2003, driven by a 19.7% increase in earned premiums combined with a 19.2% decrease in the amortization of DAC. Net realized investment gains after taxes contributed $0.02 to earnings per share on a diluted basis in the first nine months of 2004 compared to $0.07 for the first nine months of 2003.

Production and In Force

     Total insurance written in the first nine months of 2004 decreased 14.4% to $13.1 billion from $15.3 billion for the same period of 2003. Total insurance written includes insurance written from flow production and structured bulk transactions.

     Flow insurance written for the first nine months of 2004 decreased 39.8% to $8.0 billion from $13.3 billion in the first nine months of 2003. Refinancing activity was very strong during the first nine months of 2003 as interest rates generally declined during that period and generally increased during the first nine months of 2004. Production for the entire industry has declined in 2004 because of this change in interest rates. Refinancings accounted for 29.8% of flow insurance written during the first nine months of 2004 compared to 54.6% in the first nine months of 2003. Insurance written in the first nine months of 2004 includes $5.1 billion attributable to structured bulk transactions compared to $2.0 billion in the first nine months of 2003.

     As mentioned earlier, total direct insurance in force reached $35.8 billion at September 30, 2004, compared to $31.7 billion at December 31, 2003, and $29.3 billion at September 30, 2003, reflecting continued production and an improvement in persistency.

Revenues

     Total direct premiums written were $128.8 million for the nine months ended September 30, 2004 compared to $112.4 million for the same period of 2003, an increase of 14.6% primarily due to a $23.2 million increase in renewal direct premiums. As mentioned earlier, increased persistency is the main contributor to this increase in renewal premiums.

     Net premiums written increased 11.1% to $102.9 million for the first nine months of 2004 from $92.6 million for the first nine months of 2003. Ceded premiums written increased 31.2% to $25.9 million for the nine months ended September 30, 2004 as compared to $19.7 million for the nine months ended September 30, 2003, primarily due to an increase in the amount of our premium subject to captive reinsurance arrangements. Our premium cede rate was 20.1% for the nine months ended September 30, 2004 compared to 17.5% for the same period of 2003. During the first nine months of 2004, 56.7% of flow insurance written and 34.6% of total insurance written was subject to captive reinsurance arrangements, compared to 45.0% of flow insurance written and 39.3% of total insurance written in the same period of 2003. The increase in the percentage of flow insurance written subject to captive reinsurance arrangements from 2003 to 2004 is primarily a result of continued decreased production in our lender-paid mortgage insurance program that generally is not subject to captive reinsurance arrangements as mentioned earlier. Additionally, none of our structured bulk transactions are subject to captive reinsurance arrangements.

     The primary difference between net premiums written and earned premiums is the change in the unearned premium reserve. Our unearned premium liability decreased $0.9 million from December 31, 2003 to September 30, 2004, as compared to an increase of $6.0 million from December 31, 2002 to September 30, 2003. The increase during the first nine months of 2003 was due to growth in sales during that period of products with premiums paid on an annual basis.

     Net investment income for the nine months ended September 30, 2004 increased 12.0% over the nine months ended September 30, 2003 despite a 20.3% increase in average invested assets over the same periods due to a decline in investment portfolio yields.

     Net realized investment gains for the nine months ended September 30, 2004 included write-downs on other-than-temporarily impaired securities of approximately $304,000 compared to approximately $780,000 in the same period of 2003. See further discussion of impairment write-downs in the Realized Gains, Losses and Impairments section below.

Losses and Expenses

     Losses and loss adjustment expenses increased 54.6% for the first nine months of 2004 over the first nine months of 2003 due to growth in the number of paid losses and delinquencies and is reflective of overall growth of our insurance in force and the seasoning of our in force business.

     Net paid losses, excluding loss adjustment expenses, increased to $20.0 million during the nine months ended September 30, 2004 from $12.2 million during the nine months ended September 30, 2003, an increase of 63.9%. Average severity for flow business was approximately $24,300 for the first nine months of 2004 compared to $23,400 for the same period of 2003.

     The following table provides detail on direct paid losses from flow business and structured bulk business for the nine months ended September 30, 2004 and 2003 (in thousands):

	2004	2003
Flow business	$17,362	$10,984
Structured bulk business	2,643	1,211

Total	$20,005	$12,195

     Our loss ratio increased to 24.9% for the nine months ended September 30, 2004 from 19.3% for the same period of 2003. As explained earlier, the increase in the loss ratio is consistent with our expectations given the overall growth of insurance in force and as a greater amount of our insurance in force reaches its anticipated highest claim frequency years.

     The decrease in DAC amortization for the first nine months of 2004 compared to the first nine months of 2003 again reflects the increase in persistency for these periods.

     Other operating expenses for the nine months ended September 30, 2004 increased 19.5% over the nine months ended September 30, 2003 and is relatively consistent with our growth in the insurance in force. The expense ratio for the first nine months of 2004 declined to 29.2% compared to 31.6% for the first nine months of 2003 primarily due to the decrease in the DAC amortization mentioned above.

     Our effective tax rate decreased to 28.8% for the nine months ended September 30, 2004 from 29.3% for the nine months ended September 30, 2003 due primarily to a higher proportion of interest income from tax-preferred municipal securities.

Significant Customers

     Our objective is controlled, profitable growth in both the flow and structured bulk arenas while adhering to our risk management strategies. Our strategy is to continue our focus on national lenders while maintaining the productive relationships that we have built with regional lenders. Our ten largest customers were responsible for 71.6% and 71.0% of flow insurance written during the three month and nine month periods ending September 30, 2004, compared to 73.6% and 74.6% for the three and nine month periods ending September 30, 2003, respectively. Our two largest customers were responsible for 54.9% and 53.9% of flow insurance written during the three and nine month periods ending September 30, 2004, compared to 57.4% and 58.1% for the three and nine month periods ending September 30, 2003, respectively. The loss of one or more of these significant customers could have an adverse effect on our business.

Financial Position

     Total assets increased 12.4% to $647 million at September 30, 2004 from $576 million at December 31, 2003. Total liabilities increased 11.2% to $229 million at September 30, 2004, from $206 million at December 31, 2003. Our mortgage insurance operations and reserves are primarily supported by our investment portfolio, which comprises most of our assets. This section identifies several items on our balance sheet other than invested assets that are important in the overall understanding of our financial position. These items include deferred policy acquisition costs, prepaid federal income tax and related deferred income taxes, and loss and loss adjustment expense reserves. A separate Investment Portfolio discussion follows this section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk.

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

     The following table shows the DAC asset for the three months and nine months ended September 30, 2004 and 2003 and the effect of persistency on amortization (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Balance — beginning of period	$31,553	$30,239	$29,363	$28,997
Costs capitalized	4,294	4,940	13,119	13,624
Amortization — normal	(3,040)	(3,170)	(9,166)	(9,393)
Amortization — dynamic adjustment	(630)	(2,145)	(1,139)	(3,364)

Total amortization	(3,670)	(5,315)	(10,305)	(12,757)

Balance — end of period	$32,177	$29,864	$32,177	$29,864

Quarterly persistency rate	63.0%	19.3%

Prepaid Federal Income Taxes and Deferred Income Taxes

     We purchase ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) in lieu of paying current federal income taxes to take advantage of a special contingency reserve deduction for mortgage guaranty companies. We record these bonds as prepaid income taxes on our balance sheet. During the nine months ended September 30, 2004, $1.1 million of Tax and Loss Bonds matured, and we purchased an additional $15.4 million of these bonds.

     Deferred income taxes are provided for the differences in reporting taxable income in the financial statements and on the tax return. The largest cumulative difference is the statutory contingency reserve.

     See our Form 10-K for a more complete description of income tax transactions.

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

     Our loss and loss adjustment expense reserves increased to $32.5 million at September 30, 2004, compared to $27.2 million at December 31, 2003 and $25.5 million at September 30, 2003.

     Loss and loss adjustment expense reserves are established on insured mortgage loans when any notices of default are received, no matter what the age of the default. Reserves also are established for estimated losses incurred on notices of default not yet reported by the lender. Consistent with industry practices, we do not establish loss reserves for future claims on insured loans that are not currently in default. Approximately 76% of our insurance in force was written within the last two years. The increase in reserves shown above is indicative of the increase in the number of loans in default as more of our insurance in force approaches the years with the highest incidence of claims as well as an expected growth in the severity of claims.

     The following table shows default statistics as of September 30, 2004, December 31, 2003, and September 30, 2003:

	September 30	December 31	September 30
	2004	2003	2003
Total business:
Number of insured loans in force	260,591	236,234	221,053
Number of loans in default	5,008	4,242	3,700
Percentage of loans in default (default rate)	1.92%	1.80%	1.67%
Flow business:
Number of insured loans in force	211,300	205,033	198,366
Number of loans in default	3,469	3,053	2,675
Percentage of loans in default	1.64%	1.49%	1.35%
Structured bulk business:
Number of insured loans in force	49,291	31,201	22,687
Number of loans in default	1,539	1,189	1,025
Percentage of loans in default	3.12%	3.81%	4.52%

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

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Fixed maturity securities:
U. S. government obligations	$13,909	3.0%	$15,623	3.8%
Mortgage-backed bonds	83	0.0	99	0.0
State and municipal bonds	398,933	85.8	330,228	79.9
Corporate bonds	26,604	5.7	29,147	7.0

Total fixed maturities	439,529	94.5	375,097	90.7
Equity securities	11,844	2.6	12,771	3.1

Total available-for-sale securities	451,373	97.1	387,868	93.8
Short-term investments	13,581	2.9	25,659	6.2

	$464,954	100.0%	$413,527	100.0%

     We seek to provide liquidity in our investment portfolio through cash equivalent investments and through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity and duration in our investment portfolio consistent with our business outlook and the expected timing, direction, and degree of changes in interest rates. The duration to maturity of the fixed maturity portfolio was 10.6 years at September 30, 2004 with an effective maturity of 8.5 years compared to a duration of 11.4 years with an effective maturity of 6.4 years at December 31, 2003. Another way that we manage risk and liquidity is to limit our exposure on individual securities. As of September 30, 2004 and December 31, 2003, no investment in the securities of any single issuer exceeded 2% of our investment portfolio.

     Our effective pre-tax yield reflects the decrease in new money rates available for investment coupled with our strategies to increase the overall credit quality of the portfolio and increase our investment in state and municipal bonds.

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

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
U.S. treasury and agency bonds	$13,992	3.2%	$15,722	4.2%
AAA	321,648	73.2	256,291	68.3
AA	51,562	11.7	50,428	13.4
A	35,684	8.1	35,937	9.6
BBB	11,432	2.6	10,347	2.8
BB	241	0.1	2,204	0.7
B	205	—	1,669	0.4
CCC and lower	443	0.1	525	0.1
Not rated	4,322	1.0	1,974	0.5

Total fixed maturities	$439,529	100.0%	$375,097	100.0%

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

Unrealized Gains and Losses

     The following table summarizes by category our unrealized gains and losses in our securities portfolio at September 30, 2004:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate	$23,870	$2,761	$27	$26,604
U.S. Government	13,892	124	107	13,909
Mortgage-backed	76	7	—	83
State and municipal	383,914	15,293	274	398,933

Subtotal, debt securities	421,752	18,185	408	439,529
Equity securities	10,197	1,948	301	11,844

Total securities	$431,949	$20,133	$709	$451,373

     These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact the values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. The preponderance of the gross unrealized losses on debt securities shown above related to bonds with a maturity date in excess of ten years. The largest individual unrealized loss on any one security at September 30, 2004 was approximately $75,000 on common stock of a pharmaceutical company with a cost of approximately $299,000. This security became impaired during the third quarter of 2004 upon the discontinuance of a major product of the issuer. We believe the impairment was a short-term market reaction and that the long-term outlook for the issuer is favorable. We will continue to monitor this investment in future quarters to determine if its impairment is other than temporary.

     Of the $709,000 of gross unrealized losses at September 30, 2004, the only security that had a fair value to cost or amortized cost ratio of less than 80% was the equity security mentioned above.

     Information about unrealized gains and losses is subject to changing conditions. Securities with unrealized gains and losses will fluctuate, as will those securities that we have identified as potentially distressed. Our current evaluation of other-than-temporary impairments reflects our intent to hold certain securities for a reasonable period of time sufficient for our forecasted recovery of fair value. However, we may subsequently decide to sell certain of these securities in future periods within the overall context of our portfolio management strategies. If we make the decision to dispose of a security with an unrealized loss, we will write down the security to its fair value if we have not sold it by the end of the reporting period.

Realized Gains, Losses and Impairments

     During the third quarter of 2004 and first nine months of 2004, we wrote down five securities by a total of approximately $165,000 and $304,000, respectively. Further details on the significant write-downs in the third quarter of 2004 are as follows:

•	Approximately $67,000 write-down on common stock of a pharmaceutical company for which the fair value had fluctuated to approximately 86% of cost for the past seven to nine months. We currently intend to dispose of this security in the near future. This impairment had no impact on any of our other securities.

•	Approximately $53,000 write-down on preferred stock in an international airline for which the value had fluctuated below 80% of amortized cost for over a year. We had previously written down this security by approximately $139,000 in prior quarters. The additional write-down in the third quarter resulted from our assessment that the security was other than temporarily impaired because of a further reduction in credit quality by rating agencies. However, this particular security is not currently in default. We hold no other securities in the airline industry.

Liquidity and Capital Resources

     Our sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and prepaid federal income taxes in the form of Tax and Loss Bonds.

     We generated positive cash flow from operating activities of $51.9 million in the first nine months of 2004 compared to $39.5 million for the same period of 2003. The increase in cash flow from operating activities reflects the growth in premiums and investment income in excess of increases in claims and other operating expenses paid. Our business does not routinely require significant capital expenditures other than for enhancements to our computer systems and technological capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities. We have no existing lines of credit due to the sufficiency of the operating funds from the sources described above.

     The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay the parent company. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and that limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department. There have been no dividends paid by the insurance subsidiaries to the parent company. Further, there are no restrictions or requirements for capital support arrangements between Triad Guaranty Inc. and Triad or its subsidiaries.

     We cede business to captive reinsurance subsidiaries of certain mortgage lenders (“Captives”), primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these Captives are backed by trust funds or letters of credit.

     Total stockholders’ equity increased to $418.2 million at September 30, 2004 from $369.9 million at December 31, 2003. This increase resulted primarily from net income for the first nine months of 2004 of $43.2 million and an increase in additional paid-in-capital of $4.3 million resulting from the exercise of stock options and the related tax benefit. Net unrealized gains on invested assets classified as available-for-sale also increased $1.4 million after taxes.

     Total statutory policyholders’ surplus for our insurance subsidiaries increased to $131.3 million at September 30, 2004 from $128.2 million at December 31, 2003. The primary difference between statutory policyholders’ surplus and equity computed under generally accepted accounting principles is the statutory contingency reserve. The balance in the statutory contingency reserve was $352.0 million at September 30, 2004, compared to $302.7 million at December 31, 2003. Statutory capital, for the purpose of computing the total risk in force to statutory capital, includes both policyholders’ surplus and the contingency reserve. Statutory capital amounted to $483.3 million at September 30, 2004, compared to $430.9 million at December 31, 2003.

     Triad’s ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad’s ability to write additional insurance. A number of states also generally limit Triad’s risk-to-capital ratio to 25-to-1. As of September 30, 2004, Triad’s risk-to-capital ratio was 14.4-to-1 as compared to 15.3-to-1 at December 31, 2003, and 9.9-to-1 for the industry at December 31, 2003, according to the industry data available. The risk-to-capital ratio is calculated using net risk in force, which takes into account risk ceded under reinsurance arrangements, including captive risk-sharing arrangements and any applicable stop-loss limits, as the numerator, and statutory capital as the denominator.

     There have been no changes in our financial ratings or outlook by the rating agencies since December 31, 2003 as detailed in our Form 10-K. Triad is rated “AA” by both Standard & Poor’s Ratings Services and Fitch Ratings and “Aa3” by Moody’s Investors Service. A reduction in Triad’s rating or outlook could adversely affect our operations.

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

     We also provide fee-based contract underwriting services that enable our customers to improve the efficiency of their operations by outsourcing part or all of their mortgage loan underwriting. In the event that Triad fails to properly underwrite a loan subject to the lender’s underwriting practices, Triad may be required to provide monetary or other remedies to the lender customer. In the opinion of management, the potential exposure to the Company to remedy contract underwriting errors would not adversely affect our financial position or results of operations.

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Management’s Discussion and Analysis and this Report contain forward-looking statements relating to future plans, expectations, and performance, which involve various risks and uncertainties, including, but not limited to, the following:

•	interest rates may increase or decrease from their current levels; - housing prices may increase or decrease from their current levels;

•	housing transactions requiring mortgage insurance may decrease for many reasons including changes in interest rates, economic conditions or alternative credit enhancement products;

•	our market share may change as a result of changes in underwriting criteria or competitive products or rates;

•	the amount of insurance written could be adversely affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae (Government Sponsored Enterprises);

•	our financial condition and competitive position could be affected by legislation or regulation impacting the mortgage guaranty industry or the Government Sponsored Enterprises, specifically, and the financial services industry in general;

•	rating agencies may revise methodologies for determining our financial strength ratings and may revise or withdraw the assigned ratings at any time;

•	decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings;

•	the amount of insurance written and the growth in insurance in force or risk in force as well as our performance may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, and pricing of our products and services and our competitors;

•	if we fail to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans;

•	with consolidation occurring among mortgage lenders and our concentration of insurance in force generated through relationships with significant lender customers, our margins may be compressed and the loss of a significant customer may have an adverse effect on our earnings;

•	our performance may be impacted by changes in the performance of the financial markets and general economic conditions;

•	economic downturns in regions where our risk is more concentrated could have a particularly adverse effect on our financial condition and loss development;

•	Revisions in risk-based capital rules by the Office of Federal Housing Enterprise Oversight for Fannie Mae and Freddie Mac could severely limit our ability to compete against various types of credit protection counterparties, including “AAA” rated private mortgage insurers;

•	changes in the eligibility guidelines of Fannie Mae or Freddie Mac could have an adverse effect on the Company;

•	proposed regulation by the Department of Housing and Urban Development to exclude packages of real estate settlement services, which may include any required mortgage insurance premium paid at closing, from the anti-referral provisions of the Real Estate Settlement Procedures Act could adversely affect our earnings.

     Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s market risk exposures at September 30, 2004 have not materially changed from those identified in Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

a)	We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 (Act) Rule 13a-15. Based on that evaluation, our management, including our CEO and CFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective. Disclosure controls and procedures include controls and procedures designed to ensure that management, including our CEO and CFO, is alerted to material information required to be disclosed in our filings under the Act so as to allow timely decisions regarding our disclosures. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

b)	There have been no changes identified in connection with the evaluation described in the above paragraph that occurred during the third quarter 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings -

A previous lawsuit filed against the Company alleging violations of the Real Estate Settlement Procedures Act was settled on August 11, 2004 for an immaterial amount.

Item 2. Changes in Securities and Use of Proceeds — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See exhibit index on page 31.

(b)	Reports on Form 8-K since December 31, 2003

January 30, 2004 — Triad Guaranty Inc. issued a news release announcing its financial results for the fourth quarter and the fiscal year ended December 31, 2003.

April 27, 2004 — Triad Guaranty Inc. issued a news release announcing its financial results for the first quarter of 2004.

July 29, 2004 — Triad Guaranty Inc. issued a news release announcing its financial results for the second quarter of 2004.

October 29, 2004 — Triad Guaranty Inc. issued a news release announcing its financial results for the third quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIAD GUARANTY INC.
Date: November 5, 2004
/s/ Kenneth S. Dwyer

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