Form 10-K
period 2004-12-31
TRIAD GUARANTY INC
filed 2005-03-14
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-22342

Triad Guaranty Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	56-1838519 (I.R.S. Employer Identification No.)

101 South Stratford Road Winston-Salem, North Carolina (Address of principal executive offices)	27104 (Zip Code)
Registrant’s telephone number, including area code:
(336) 723-1282
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Common Stock, par value $.01 per share
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $508,291,271 as of June 30, 2004, which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the registrant (however this does not constitute a representation or acknowledgment that any such individual is an affiliate of the registrant).
     The number of shares of the registrant’s common stock, par value $.01 per share, outstanding as of February 14, 2005, was 14,678,418.

Portions of the following documents are incorporated by	Part of this Form 10-K into which the document
reference into this Form 10-K:	is incorporated by reference

Triad Guaranty Inc. Proxy Statement for 2005 Annual Meeting of Stockholders	Part III

PART I

Item 1.	Business.
      Triad Guaranty Inc. is a holding company which, through its wholly–owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”), provides private mortgage insurance (“MI”) coverage in the United States to residential mortgage lenders and investors. Triad Guaranty Inc. and its subsidiaries are collectively referred to as the “Company.” The “Company” when used within this document refers to the holding company and/or one or more of its subsidiaries, as appropriate.
      Private mortgage insurance, also known as mortgage guaranty insurance, is issued in many home purchases and refinancings involving conventional residential first mortgage loans to borrowers with equity of less than 20%. If the homeowner defaults on the mortgage, private mortgage insurance reduces, and in some instances eliminates, the loss to the insured lender. Private mortgage insurance also facilitates the sale of low down payment mortgage loans in the secondary mortgage market, principally to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Under risk–based capital regulations applicable to most financial institutions, private mortgage insurance also reduces the capital requirement for such lenders on residential mortgage loans not sold that have equity of less than 20%. Mortgage insurance is also purchased by investors and lenders who seek additional default protection or capital relief on loans with equity of greater than 20%.
      Private mortgage insurance has traditionally involved underwriting and insuring an individual loan. This type of mortgage insurance is known as “flow” mortgage insurance and will be referred to as such throughout this document. Additionally, the Company participates in structured bulk transactions that involve underwriting and insuring a group of loans. This type of mortgage insurance is known as “structured bulk” or “bulk” mortgage insurance and will be referred to as such throughout this document.
      Triad was formed in 1987 as a wholly–owned subsidiary of Primerica Corporation and began writing private mortgage insurance in 1988. In September 1989, Triad was acquired by Collateral Mortgage, Ltd. (“CML”), a mortgage banking and real estate lending firm located in Birmingham, Alabama. In 1990, CML contributed the outstanding stock of Triad to its affiliate, Collateral Investment Corp. (“CIC”), an insurance holding company.
      The Company was incorporated by CIC in Delaware in August 1993, for the purpose of holding all the outstanding stock of Triad and to undertake the initial public offering of the Company’s Common Stock, which was completed in November 1993. CIC currently owns 17.6% and CML owns 17.6% of the outstanding Common Stock of the Company.
      The principal executive offices of the Company are located at 101 South Stratford Road, Winston–Salem, North Carolina 27104. Its telephone number is (336) 723–1282.
Types of Mortgage Insurance Products

Primary Insurance
      Primary insurance provides mortgage default protection to lenders on individual loans and covers a percentage of unpaid loan principal, delinquent interest, and certain expenses associated with the default and subsequent foreclosure (collectively, the “claim amount”). The claim amount, to which the appropriate coverage percentage is applied, generally ranges from 110% to 115% of the unpaid principal balance of the loan. The Company’s obligation to an insured lender with respect to a claim is determined by applying the appropriate coverage percentage to the claim amount. Under its master policy, the Company has the option of paying the entire claim amount and taking title to the mortgaged property or paying the coverage percentage in full satisfaction of its obligations under the insurance written. “Insurance written” is defined as the entire loan balance for which a lender has requested mortgage insurance and is generally utilized as a term to measure sales success. Primary insurance can be placed on many types of loan instruments and generally applies to loans secured by mortgages on owner occupied homes.

      The Company offers primary coverage generally from 6% to 45% of the loan amount, with most coverage from 12% to 37% as of December 31, 2004. The coverage percentage provided by the Company is selected by the insured lender, subject to the Company’s underwriting approval, usually in order to comply with investor’s requirements to reduce investor loss exposure on loans they purchase.
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
      The Company’s premium rates vary depending upon various factors including the loan–to–value (LTV) ratio, loan type, mortgage term, coverage amount, documentation required, credit score and use of property, which all affect the perceived risk of default on the insured mortgage loan. Usually, premium rates cannot be changed after issuance of coverage. Consistent with industry practice, the Company generally utilizes a nationally based, rather than a regional or local, premium rate structure for its flow business, although special risk rates are utilized as well.
      Premiums on flow mortgage insurance are paid by either the borrower (borrower-paid) or the lender (lender-paid). Under the Company’s borrower-paid plan, mortgage insurance premiums are charged to the mortgage lender or servicer that collects the premium from the borrower and, in turn, remits the premiums to the Company. Under the Company’s lender–paid plan, mortgage insurance premiums are charged to the mortgage lender or loan servicer that pays the premium to the Company. The lender may recover the premium through an increase in the borrower’s interest rate. Approximately 77% and 69% of the Company’s flow insurance was written under its borrower-paid plan during 2004 and 2003, respectively. The remainder was written under its lender-paid plan (23% and 31% of flow insurance during 2004 and 2003, respectively). The Company’s lender-paid volume is concentrated among larger mortgage lender customers.
      Premiums may be remitted to the Company monthly, annually, or in one single payment. The monthly premium payment plan involves the payment of one or two months’ premium at the mortgage loan closing. Thereafter, level monthly premiums are collected by the loan servicer for monthly remittance to the Company. The Company also offers a plan under which the first monthly mortgage insurance payment is deferred until the first loan payment is remitted to the Company. This deferred monthly premium product decreases the amount of cash required from the borrower at closing, thereby making home ownership more affordable. Monthly premium plans represented approximately 92% and 76% of flow insurance written in 2004 and 2003, respectively.
      The annual premium payment plan requires a first–year premium paid at mortgage loan closing with annual renewal payments. With respect to the Company’s borrower-paid plans, renewal payments are collected monthly from the borrower and held in escrow by the mortgage lender or servicer for annual remittance to the Company in advance of each renewal year. Annual premium plans represented approximately 8% and 23% of flow insurance written in 2004 and 2003, respectively.
      The single premium payment plan requires a single payment paid at loan closing. The single premium payment can be financed by the borrower by adding it to the principal amount of the mortgage or can be paid in cash at closing by the borrower. Single premium plans represented less than 1% of flow insurance written in 2004 and 2003.

Pool Insurance
      Pool insurance generally has been offered by private mortgage insurers to lenders as an additional credit enhancement for certain mortgage–backed securities and provides coverage for the full amount of the net loss on each individual loan included in the pool, subject to an aggregate stop loss limit and/or a deductible. The Company does not offer this traditional form of pool insurance.

Structured Bulk Transactions
      The Company participates in structured bulk transactions, which involve insuring a group of loans with individual coverage for each loan. Structured bulk transactions are typically initiated by secondary mortgage market participants, including underwriters of mortgage-backed securities, mortgage lenders, and mortgage investors such as Fannie Mae and Freddie Mac, where mortgage insurance is used as a credit enhancement. Insurance issued in structured bulk transactions is generally either primary, supplemental if the policy already has primary coverage, or a combination of both. Coverage on structured bulk transactions is determined at the individual loan level, sufficient to reduce the insured’s exposure on any loan in the transaction down to a stated percentage of the loan balance (“down-to” coverage). The Company is provided loan-level information on the group of loans and, based on the risk characteristics of the entire group of loans and the requirements of the secondary mortgage market participant, the Company submits a price for insuring the entire group of loans. The Company competes against other mortgage insurers as well as other forms of credit enhancement provided by capital markets for these transactions. During 2004, insurance written related to structured bulk transactions represented 39% of the total insurance written compared to 19% in 2003.
      Structured bulk transactions frequently include an aggregate stop-loss limit applied to the entire group of insured loans. Additionally, 81% of the structured bulk transactions entered into in 2004 and 60% in 2003 included deductibles putting the Company in a second loss position. Through December 31, 2004, insurance written through the structured bulk channel has not been subject to captive mortgage reinsurance or other risk-sharing arrangements.

Risk-sharing Products
      The Company offers mortgage insurance arrangements designed to allow lenders to share in the risks of mortgage insurance. One such arrangement is the captive reinsurance program. Under the captive reinsurance program, a reinsurance company, generally an affiliate of the lender, assumes a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. Typically, the reinsurance program is an excess-of-loss arrangement with defined aggregate layers of coverage and a maximum exposure limit for the captive reinsurance company. Captive reinsurance programs may also take the form of a quota share arrangement, although the Company had no quota share arrangements in force as of December 31, 2004. Under its excess-of-loss programs, with respect to a given book year of business, Triad retains the first loss position on the first aggregate layer of risk and reinsures a second defined aggregate layer with the reinsurer. Triad generally retains the remaining risk above the layer reinsured. Of the reinsurance agreements in place at December 31, 2004, the first layer retained by Triad ranged from the first 3.0% to 6.5% of risk in force and the second layer ceded to reinsurers ranged from the next 4.0% to 10.0%. Ceded premiums, net of ceded commissions, under these arrangements ranged from 20.0% to 40.0% of premiums.
      Trust accounts are established with the counterparties to all of our reinsurance agreements to support the reinsurers’ obligations under the reinsurance agreements. The captive reinsurer is the grantor of the trust and Triad is the beneficiary of the trust. The trust agreement includes covenants regarding minimum and ongoing capitalization, required reserves, authorized investments, and withdrawal of assets and is funded by ceded premium and investment earnings on trust assets as well as capital contributions by the reinsurer.
      The ultimate impact on the Company’s financial performance of an excess-of-loss captive structure is primarily dependent on the total level of losses and the persistency rates during the life of a given book year of business. We define persistency as the percentage of insurance in force remaining from twelve months prior. The Company believes that its excess-of-loss captive reinsurance programs provide valuable reinsurance protection by limiting the aggregate level of losses, and under normal operating environments, potentially reduce the degree of volatility in the Company’s earnings from the development of such losses over time. At December 31, 2004 and 2003, 43% and 44% of insurance in force was subject to captive reinsurance programs.
Cancellation of Insurance
      Mortgage insurance coverage cannot be canceled by the Company except for nonpayment of premium or certain material violations of the master policy and remains renewable at the option of the insured lender.

Generally, mortgage insurance is renewable at a rate determined when the insurance on the loan was initially issued.
      Insured lenders may cancel insurance at any time at their option. Pursuant to the Homeowners Protection Act, lenders are required to automatically cancel the borrower paid private mortgage insurance on most loans made on or after July 29, 1999, when the outstanding loan amount is 78% or less of the property’s original purchase price and certain other conditions are met. A borrower may request that a loan servicer cancel borrower-paid mortgage insurance on a mortgage loan when the loan balance is less than 80% of the property’s current value, but loan servicers are generally restricted in their ability to grant such requests by secondary market requirements and by certain other regulatory restrictions.
      Mortgage insurance coverage can also be cancelled when an insured loan is refinanced. If the Company provides insurance on the refinanced mortgage, the policy on the refinanced home loan is considered new insurance written. Therefore, continuation of the Company’s coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written.
      The percentage of the Company’s “insurance in force”, defined as the present loan balance outstanding of active policies remaining at any specific point in time, for which the lender had requested coverages at the end of the previous year that was canceled during 2004 and 2003 was 32% and 49%, respectively. The high cancellation level in 2003 was due to significant refinance activity, as mortgage rates dropped to historic lows. During periods of high refinance activity, the Company’s earnings and risk profile are more subject to fluctuations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the effect of the cancellation levels.
Customers
      Residential mortgage lenders such as mortgage bankers, mortgage brokers, commercial banks, and savings institutions are the principal customers of flow insurance written by the Company.
      To obtain insurance from the Company written on a flow basis, a mortgage lender must first apply for and receive a master policy from the Company. The Company’s approval of a lender as a master policyholder is based upon evaluation of the lender’s financial position and demonstrated adherence to sound lending practices as well as other factors.
      The master policy sets forth the terms and conditions of the Company’s mortgage insurance policy. The master policy does not obligate the lender to obtain insurance from the Company, nor does it obligate the Company to issue insurance on a particular loan. The master policy provides that the lender must submit individual loans for insurance to the Company, and each loan, subject to certain underwriting criteria, must be approved by the Company to effect coverage (except in the case of delegated underwriting or when the originator has the authority to approve coverage within certain guidelines).
      Consolidation within the mortgage origination industry has resulted in a greater percentage of production volume being concentrated among a smaller customer base. The top 30 lenders in the United States, as ranked by mortgage origination volume, accounted for approximately 84% of originated mortgage volume in 2004 compared to 79% in 2003. Many of these top 30 lenders are customers of the Company. In 2004, production from the Company’s top 10 lenders accounted for approximately 71% of the Company’s flow insurance written compared to 74% in 2003. The loss of one or more of the Company’s significant customers could have an adverse effect on its business.

      Premium revenue for the Company is comprised of premium from business originated in the current year plus renewal premiums from insurance originated in prior years. Those customers whose revenue comprised more than 10% of the Company’s consolidated revenue are listed below:

	Percent of
	Revenues For
	the Year
	Ended
	December 31

Customer	2004	2003

Wells Fargo Home Mortgage, Inc.	16%	13%
Countrywide Credit Industries, Inc	14%	14%
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
      The Executive Vice President of Sales and Marketing oversees all of the Company’s sales and marketing activities and reports directly to the Chief Operating Officer of the Company. The Senior Vice President and National Sales Manager oversees all of the Company’s sales activities and reports to the Executive Vice President of Sales and Marketing. Division managers serve key regional accounts through area sales directors and account executives and report to the Senior Vice President and National Sales Manager. Also reporting to the Senior Vice President and National Sales Manager are the national account executives who are responsible for the Company’s sales efforts toward the larger national mortgage originators. This reporting structure allows the senior vice president in charge of all sales activities to coordinate all sales efforts and focus time on large, national accounts while maintaining responsibility for all other sales activities.
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
Contract Underwriting
      The Company provides fee–based contract underwriting services that enable customers to improve the efficiency of their operations by outsourcing all or part of their mortgage loan underwriting. The fee charged is intended to cover the cost of providing the services. Contract underwriting involves examining a prospective borrower’s information contained in a lender’s mortgage application file and making a determination whether the borrower is approved for a mortgage loan subject to the lender’s underwriting guidelines. In addition, the Company offers Fannie Mae’s Desktop Originator® and Desktop Underwriter® and Freddie Mac’s Loan Prospector® as a service to its contract underwriting customers. These products, which are designed to streamline and reduce costs in the mortgage origination process, supply the Company’s customers with fast and accurate service regarding compliance with underwriting standards and Fannie Mae’s or Freddie Mac’s decision for loan purchase or securitization. The Company provides contract underwriting services through its own employees as well as independent contractors, and these services are provided for loans that require mortgage insurance as well as loans that do not require mortgage insurance. In the event that Triad fails to properly underwrite a loan subject to the lender’s underwriting guidelines, Triad may be required to provide monetary or other remedies to the lender customer. The potential remedies are not significant to the Company.

Competition and Market Share
      The Company and other private mortgage insurers compete directly with federal and state governmental and quasi–governmental agencies, principally the Federal Housing Administration (“FHA”). These agencies sponsor government–backed mortgage insurance programs under which approximately 33% of high LTV loans were insured in 2004 compared to 36% in 2003. In addition to competition from federal agencies, the Company and other private mortgage insurers face competition from state–supported mortgage insurance funds, some of which are either independent agencies or affiliates of state housing agencies. Indirectly, the Company also competes with certain mortgage lenders that forego private mortgage insurance to self–insure against the risk of loss from defaults on all or a portion of their low down payment mortgage loans.
      Fannie Mae and Freddie Mac have the ability to modify the required level of mortgage insurance coverage that should be maintained by lenders on loans that they purchase. Both Fannie Mae and Freddie Mac have programs that reduce the required amount of private mortgage insurance in exchange for an upfront delivery fee from the lender. The Company’s financial condition and results of operations could be adversely affected as a result of these programs or if Fannie Mae and/or Freddie Mac adopt private mortgage insurance substitutes.
      Various proposals are periodically discussed by Congress and certain federal agencies to reform or modify the FHA. Management is unable to predict the scope and content of such proposals, or whether any such proposals will be enacted into law, and if enacted, what effect they may have on the Company.
      The private mortgage insurance industry consists of seven major mortgage insurance companies including Triad, Mortgage Guaranty Insurance Corporation, PMI Mortgage Insurance Co., United Guaranty Corporation, Radian Guaranty Inc., Genworth Financial, Inc. and Republic Mortgage Insurance Company. Triad is the smallest private mortgage insurer based on 2004 market share and, according to estimated industry data, had a 6.0% share of total net new primary insurance written in 2004 compared to 4.9% in 2003.
      Management believes the Company competes with other private mortgage insurers principally on the basis of personalized and professional service, a strong management and sales team, responsive and versatile technology, and innovative products in the flow market. The Company competes in competitive bid transactions in the structured bulk market with both the other private mortgage insurers and providers of other forms of credit enhancements.
Underwriting Practices
      The Company considers effective risk management to be critical to its long–term financial stability. Market analysis, prudent underwriting, the use of automated risk evaluation models, auditing, and customer service are all important elements of the Company’s risk management process.

Underwriting Personnel
      The Company’s Senior Vice President of Underwriting is responsible for the centralized underwriting department for flow business in the home office as well as the Company’s regional offices in Arizona, California, Georgia, Illinois, Ohio, Pennsylvania, and Texas. He has been in his position since shortly after the Company was formed. The Company’s Senior Vice President of Risk Management is responsible for assessing the risk factors used by the Company in its underwriting procedures. He has been with the Company since 2001 and has more than 20 years of industry experience.
      The Company employed an underwriting staff of approximately 35 at December 31, 2004. The Company’s field underwriters and underwriting managers are limited in their authority to approve programs for certain mortgage loans. The authority levels are tied to underwriting position, knowledge, and experience and relate primarily to loan amounts and property type. All loans insured by the Company are subject to quality control reviews.

Risk Management Approach
      The Company evaluates risk based on historical performance of risk factors and utilizes automated underwriting systems in the risk selection process to assist the underwriter with decision-making. This process evaluates the following categories of risk:

•	Mortgage Lender. The Company reviews each lender’s financial statements and management experience before issuing a master policy. The Company also tracks the historical risk performance, including loan level risk characteristics, of all significant customers that hold a master policy. This information is factored into determining the loan programs the Company approves for various lenders. The Company assigns delegated underwriting authority only to lenders with substantial financial resources and established records of originating good quality loans.

•	Purpose and Type of Loan. The Company analyzes five general characteristics of a loan to evaluate its level of risk: (i) LTV ratio; (ii) purpose of the loan; (iii) type of loan instrument; (iv) level of documentation; and, (v) type of property. Generally, the Company seeks loan types with proven track records for which an assessment of risk can be readily made and the premium received sufficiently offsets that risk. Loan types that do not have a proven track record are charged a higher premium, as are other loans which have been shown to carry higher risks, such as adjustable rate mortgages (“ARMs”), loans with limited or no documentation, and loans having higher LTV ratios. Certain categories of loans are not actively pursued by the Company because such loans have a disproportionate amount of risk, including scheduled negatively amortizing ARMs and investment properties.

•	Individual Loan and Borrower. Individual insurance applications are evaluated based on analysis of the borrower’s ability and willingness to repay the mortgage loan and the characteristics and value of the mortgaged property. The analysis of the borrower includes reviewing the borrower’s housing and total debt ratios as well as the borrower’s Fair, Isaac and Co., Inc. (“FICO”) credit score, as reported by credit rating agencies. In addition to the borrower’s willingness and ability to repay the loan, the Company believes that mortgage default risk is affected by a variety of other factors, including the borrower’s employment status. Insured mortgage loans made to self–employed borrowers are perceived by the Company to have higher risk of claim, all other factors being equal, than loans to borrowers employed by third parties. Individual insurance applications are reviewed by Triad’s underwriting personnel except for loans originated by lenders under delegated underwriting authority or through automated underwriting services provided by Fannie Mae and Freddie Mac. In the case of delegated underwriting, compliance with program parameters is monitored by periodic audits of delegated business. Through the automated underwriting services provided by Fannie Mae and Freddie Mac, lenders are able to obtain approval for mortgage guaranty insurance with any participating mortgage insurer. Triad works with both enterprises in offering insurance services through their systems while monitoring the risk quality of loans insured through such systems.

•	Geographic Selection of Risk. The Company places significant emphasis on the condition of the regional housing markets in determining marketing and underwriting policies. Using both internal and external data, the Company’s risk management department continually monitors the economic conditions in the Company’s active and potential markets. The Company may choose not to insure new loans in geographic areas where it believes it has a heavy concentration or a higher risk of loss.

•	Risk Dispersion. In the early years of the Company, only certain high quality loans with limited risk were accepted. As the Company developed expertise beyond that limited spectrum on the risk curve and with the advent of delegated underwriting, the Company gradually expanded the breadth of risk it viewed as acceptable. An example of this extension of acceptable risk was the initial expansion into the structured bulk marketplace in 2001 in the prime jumbo loan segment. In 2003 and 2004, the Company’s primary focus for structured bulk transactions has been the Alt-A segment. The Company has defined Alt-A in its flow business as individual loans having high credit quality (FICO scores greater than 620) and that have been underwritten with reduced or no documentation. For structured bulk transactions, Alt-A classification is based on the transaction as a whole rather than on an individual loan-by-loan characterization. Structured bulk transactions that the Company has defined as

Alt-A have high credit quality, but may include loans that vary from guidelines typical for Fannie Mae and Freddie Mac regarding one or more of the following characteristics: loan amount, documentation level, loan purpose, employment status, or occupancy. The loans in this category typically have higher risk; however, the Company has structured most of the bulk transactions entered into in the last two years with deductibles that put it in the second loss position to mitigate the risk associated with these loans. The marketplace has changed and many lenders are initiating programs that have reduced or no documentation requirements or other nonconforming loan characteristics. We have participated in certain of these programs through the flow channel.

Underwriting Process for Flow Business
      The Company accepts applications for insurance under three basic programs: a fully–documented program, a credit–score driven reduced documentation program, and a delegated underwriting program which allows a lender’s underwriters to commit insurance to a loan based on strict, agreed upon underwriting guidelines. The Company also accepts loans approved through Freddie Mac’s or Fannie Mae’s automated underwriting systems.
      The Company generally utilizes nationwide underwriting guidelines to evaluate the potential risk of default on mortgage loans submitted for insurance coverage. These guidelines have evolved over time and take into account the loss experience of the entire private mortgage insurance industry. They also are largely influenced by the underwriting guidelines of Fannie Mae and Freddie Mac. Specific underwriting guidelines applicable to a given local, state, or regional market are utilized to address concerns resulting from the Company’s review of regional economies and housing patterns.
      Subject to the Company’s underwriting guidelines and exception approval procedures, the Company expects its internal underwriters and contract underwriters to utilize their experience and business judgment in evaluating each loan on its own merits. Accordingly, the Company’s underwriting staff has discretionary authority to insure loans that deviate in certain minor respects from the Company’s underwriting guidelines. More significant exceptions are subject to management approval. In all such cases, other compensating factors must be identified. The predominant deviations involve instances where the borrower’s debt–to–income ratio exceeds the Company’s guidelines. To compensate for exceptions, the Company’s underwriters give favorable consideration to factors such as excellent borrower credit history, the availability of satisfactory cash reserves after closing, and borrower employment stability.
      The Company also allows lenders to submit insurance applications with reduced documentation through automated and non-automated underwriting programs. Under the automated underwriting program, Triad issues a commitment of insurance based on the borrower’s FICO credit score or the approval of the loan through either Fannie Mae’s or Freddie Mac’s automated underwriting system. The Company issues a commitment of insurance without the standard underwriting process if certain program parameters are met and the borrower has a credit score above established thresholds. The Company audits lenders’ files on loans submitted under the automated underwriting program randomly and through specific identification of selected risk factors. Documentation submission requirements for non–automated underwritten loans vary depending on the borrower’s credit score.
      The Company utilizes a delegated underwriting program to serve many of the larger, well–established mortgage originators. Under this program, standards for type of loan, property type, and credit history of the borrower are established consistent with the Company’s risk strategy, and the lender’s underwriters are able to commit insurance to a loan based on these standards. Extensive practices including reunderwriting, reappraisal, and similar procedures are utilized following issuance of the policy to ensure quality control. The Company’s delegated underwriting program accounted for 41% of flow applications received in 2004 compared to 59% in 2003. To date, the performance of loans insured under the delegated underwriting program has been comparable to the Company’s non–delegated business. The use of Fannie Mae’s or Freddie Mac’s automated underwriting programs or the Company’s delegated underwriting programs with selected lenders could lead to loss development patterns different than those experienced when the Company controlled the entire underwriting process.

Underwriting Structured Bulk Transactions
      The Company analyzes structured bulk transactions during the bid process to identify the individual loans that pose the greatest risk of nonperformance. High-risk loans are identified based on an analysis of multiple risk factors including, but not limited to, credit score, loan-to-value ratio, documentation type, loan purpose, and loan amount. The pertinent risk characteristics of each loan are evaluated to determine the impact on the transaction’s frequency and severity of loss and persistency. The Company may utilize an outside due diligence firm in this process as well as mortgage risk analysis models such as Standard & Poor’s Levels. The Company’s pricing for structured bulk transactions is commensurate with a transaction’s overall risk profile based upon its individual loan-by-loan analysis. The risk review may result in a request by the Company to remove certain loans from the transaction before the Company submits a competitive bid. The Company considers a transaction’s loan level risk profile and any associated stop loss level or deductible amount in submitting a bid for insurance. The Company does not bid on all structured bulk transactions it receives.

Other Risk Management
      As discussed earlier, the Company has expanded the risk characteristics that it is pursuing in both the flow and structured bulk marketplaces. That change has been overseen by the Company’s Credit Risk Committee, which is composed of all members of senior management. The Credit Risk Committee must approve all new product offerings and changes in types of risk that the Company is willing to assume. This includes approval of the expansion of credit characteristics and review of the overall underwriting guidelines utilized.
      Additionally, the Committee approves all structured bulk transactions before a bid is submitted. The Committee reviews the summary analysis of the transaction and challenges the conclusions reached concerning the pricing of a given structure based upon the estimated frequency and severity of projected losses and persistency. After all of these points are considered, the Committee decides whether or not to submit the bid on the transaction.
      The Company employs a comprehensive internal audit plan to determine whether underwriting decisions being made are consistent with the policies, procedures, and expectations for quality set forth by management. All areas of business activity that involve an underwriting decision are examined, with emphasis on new products, new procedures, contract underwritten loans, delegated loans, new employees, new master policyholders, and new branches of an existing master policyholder. The process used to identify categories of loans selected for audit begins with identification and evaluation of certain defined and verifiable risk elements. Each loan is then tested against these elements to identify loans that fail to meet prescribed policies or an identified norm. The procedure allows the Company’s management to identify concerns that may exist within individual loans as well as concerns that may exist within a given category of business.
Financial Strength Rating
      Credit ratings generally are considered an important element in a mortgage insurer’s ability to compete for new business, indicating the insurer’s present financial strength and capacity to pay future claims. Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase high LTV mortgages or mortgage–backed securities unless the insurer issuing private mortgage insurance coverage has a financial strength rating of at least “AA–” by either Standard & Poor’s Ratings Services (“S&P”) or Fitch Ratings (“Fitch”) or a rating of at least “Aa3” from Moody’s Investors Service (“Moody’s”). Triad is rated “AA” by both S&P and Fitch and “Aa3” by Moody’s. Private mortgage insurers are not rated by any other independent nationally–recognized insurance industry rating organization or agency (such as the A.M. Best Company).
      When assigning a financial strength rating, S&P, Fitch, and Moody’s generally consider: (i) the specific risks associated with the mortgage insurance industry, such as regulatory climate, market demand, growth, and competition; (ii) management depth, corporate strategy, and effectiveness of operations; (iii) historical operating results and expectations of current and future performance of the insurer’s specific portfolio; and (iv) long–term capital structure, the ratio of debt to equity, the ratio of risk to capital, near–term liquidity, and cash flow levels, as well as any reinsurance relationships and the financial strength ratings of such reinsurers. Ratings are based on factors relevant to policyholders. Such ratings are not directed to the protection of investors and do not apply to any securities issued by the Company.
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
Reinsurance
      Triad’s product offerings include captive mortgage reinsurance programs whereby an affiliate of a lender reinsures a portion of the insured risk on loans originated or purchased by the lender. These programs are designed to allow the lenders to share in the risk of the business. See further discussion of these programs under the Risk-sharing Products section above.
      Pursuant to deeper coverage requirements imposed by Fannie Mae and Freddie Mac, certain loans eligible for sale to such enterprises with a loan–to–value ratio over 90% require insurance with a coverage percentage of 30% or more. Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the claim amount, and, as a result, the deeper coverage portion of such insurance must be reinsured. To minimize reliance on third-party reinsurers and to permit the Company to retain the premiums and related risk on deeper coverage business, Triad reinsures this deeper coverage business with its wholly–owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”). As of December 31, 2004 and 2003, TGAC assumed approximately $73 million and $59 million in risk from Triad, respectively.
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
Defaults and Claims

Defaults
      The claim process on private mortgage insurance begins with the lender’s notification to the insurer of a default on an insured’s loan. Default is defined in the primary master policy as the failure by the borrower to pay, when due, an amount at least equal to the scheduled monthly mortgage payment under the terms of the mortgage. The master policy requires lenders to notify the Company of default on a mortgage payment within 10 days of either (i) the date on which the borrower becomes four months in default or (ii) the date on which any legal proceeding affecting the loan commences, whichever occurs first. Notification is required within 45 days of default if it occurs when the first payment is due. The incidence of default is affected by a variety of factors including, but not limited to, changes in borrower income, unemployment, divorce, illness, and the level of interest rates. Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage. Defaults that are not cured generally result in a claim to the Company. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this document for default statistics at December 31 for the last two years.

Claims
      Claims result from defaults that are not cured. During the default period, the Company works with the insured as well as the borrower in an effort to reduce its losses through the loss mitigation efforts described below. The frequency of claims does not directly correlate to the frequency of defaults due, in part, to the Company’s loss mitigation efforts and the borrower’s ability to overcome temporary financial setbacks. The likelihood that a claim will result from a default, and the amount of such claim, principally depend on the borrower’s equity at the time of default and the borrower’s (or the lender’s) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage, as well as the effectiveness of loss mitigation efforts. The time frame from when the Company first receives a notice of default and when the ultimate claim is paid generally ranges from six to eighteen months. Changes in various macroeconomic conditions such as house price appreciation, employment, and other market conditions over that time frame also positively or negatively impact the amount of the ultimate claim paid.
      The payment of claims is not evenly spread through the coverage period. For flow business, relatively few claims are paid during the first two years following issuance of insurance. A period of rising claim payments follows, which, based on industry experience, has historically reached its highest level in the third through sixth years after loan origination. Thereafter, the number of claim payments made has historically declined at a gradual rate, although the rate of decline can be affected by local economic conditions. For our structured bulk business, the claim pattern develops earlier, with the highest claim payment levels reached in the second through fourth years. There can be no assurance that the historical pattern of claims will continue in the future.
      Generally, the Company does not pay a claim for loss under the master policy if the application for insurance for the loan in question contains fraudulent information, material omissions, or misrepresentations that increase the risk characteristics of the loan. The Company’s master policy also excludes any cost or expense related to the repair or remedy of any physical damage (other than “normal wear and tear”) to the property collateralizing an insured mortgage loan. Such physical damage may be caused by accident, natural occurrence, or other conditions.
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
      Within 60 days after the claim has been filed, the Company has the option of either (i) paying the coverage percentage specified on the certificate of insurance (usually 12% to 40% of the claim), with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property, or (ii) paying 100% of the claim amount in exchange for the lender’s conveyance of good and marketable title to the property to the Company, with the Company selling the property for its own account. The Company chooses the claim settlement option believed to cost the least. In most cases, the Company settles claims by paying the coverage percentage of the claim amount. At December 31, 2004, the Company held two properties with a combined net realizable value of approximately $211,000 that were acquired by electing to pay 100% of the claim amount.

Loss Mitigation
      Once a default notice is received, the Company attempts to mitigate its loss. Through proactive intervention with insured lenders and borrowers, the Company has been successful in reducing the number and severity of its claims for loss. Loss mitigation techniques include pre–foreclosure sales, property sales after foreclosure, advances to assist distressed borrowers who have suffered a temporary economic setback, and the use of repayment schedules, refinances, loan modifications, forbearance agreements, and deeds–in–lieu of foreclosure. Such mitigation efforts typically result in a savings to the Company over the percentage coverage amount payable under the certificate of insurance. As a result of loss mitigation efforts, the Company paid out only approximately 60% and 66% of its potential exposure on claims in 2004 and 2003, respectively.
Loss Reserves
      The Company establishes reserves to provide for the estimated costs of settling claims on loans reported in default and loans in default that are in the process of being reported to the Company. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. The Company’s reserving process is based upon the assumption that long-term historical experience, adjusted for current economic events that the Company believes will significantly impact the long-term loss development, provides a reasonable basis for estimating future events. See the Financial Position section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed discussion of the loss reserving process, and see Note 4 to the Consolidated Financial Statements for a detailed analysis of the activity in this account for the year.
Analysis of Direct Risk in Force
      A foundation of the Company’s business strategy is proactive risk selection. The Company analyzes its portfolio in a number of ways to identify any concentrations of risk or imbalances in risk dispersion. The Company believes that the quality of its insurance portfolio is affected predominantly by (i) the quality of loan originations (including the strength of the borrower and the marketability of the property); (ii) the attributes of loans insured (including LTV ratio, purpose of the loan, type of loan instrument, and type of underlying property securing the loan); (iii) the seasoning of the loans insured; (iv) the geographic dispersion of the underlying properties subject to mortgage insurance; and (v) the quality, integrity and past performance of lenders from which the Company receives loans to insure.

Lender and Product Characteristics
      The Company reported $7.6 billion of direct risk in force as of December 31, 2004. Direct risk in force includes risk from both flow mortgage insurance as well as structured bulk transactions, adjusted for applicable stop loss limits.
      The following table provides information on risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated on December 31, 2004 and 2003.
Risk in Force(1)

	December 31

	2004	2003

Direct Risk in Force (dollars in millions)
Flow	$6,915	$6,411
Bulk	712	613

Total	$7,627	$7,024

Net Risk in Force (dollars in millions)
Flow	$6,337	$5,977
Bulk	712	613

Total	$7,049	$6,590

	December 31

	2004	2003

Lender concentration (excludes bulk):
Top 10 lenders (by original applicant)	68.4%	67.4%
LTV:
95.01% and above	9.5%	8.2%
90.01% to 95.00%	32.0%	37.0%
90.00% and below	58.5%	54.8%

Total	100.0%	100.0%

Loan Type:
Fixed	72.3%	80.8%
ARM (positive amortization)(2)	27.7%	19.2%
ARM (potential negative amortization)(3)	0.0%	0.0%
ARM (scheduled amortization)(3)	0.0%	0.0%
Other	0.0%	0.0%

Total	100.0%	100.0%

Mortgage Term:
15 years and under	6.0%	7.2%
Over 15 years	94.0%	92.8%

Total	100.0%	100.0%

Property Type:
Non-condominium (principally single-family detached)	94.5%	94.3%
Condominium	5.5%	5.7%

Total	100.0%	100.0%

Occupancy Status:
Primary residence	88.7%	92.1%
Secondary home	3.7%	2.6%
Non-owner occupied	7.6%	5.3%

Total	100.0%	100.0%

Mortgage Amount:
$200,000 or less	66.0%	69.5%
Over $200,000	34.0%	30.5%

Total	100.0%	100.0%

(1)	Percentages represent distribution of direct risk in force on a per policy basis and does not account for applicable stop-loss amounts.

(2)	Refers to loans where payment adjustments are the same as mortgage interest rate adjustments.

(3)	Scheduled negative amortization is defined by the Company as the increase in loan balance that will occur if interest rates do not change. Loans with potential negative amortization will not have increasing principal balances unless interest rates increase.
      An important determinant of claim incidence is the relative amount of borrower’s equity in the home. For the industry as a whole, historical evidence indicates that, in general, claim incidence on loans with a higher LTV is greater than a loan with a lower LTV, all else being equal. The Company believes the higher premium rates charged on high LTV loans adequately reflect the additional risk.

      At December 31, 2004, approximately 9.5% of the Company’s risk in force is comprised of loans with an LTV greater than 95%. These high LTV loans are offered primarily to low and moderate-income borrowers. The Company believes that these loans have higher risks than loans with lower LTVs and have often attracted borrowers with weak credit histories, generally resulting in higher loss ratios. In keeping with the Company’s established risk strategy, the Company has not aggressively solicited this segment of the industry. The Company does not routinely delegate the underwriting of high LTV loans.
      In 2000, the State of Illinois Insurance Department, as well as the insurance departments of several other states, began to permit mortgage insurers to write coverage on loans with LTVs in excess of 97% up to 100% and, in certain instances, up to 103%. This determination was made in response to the development by certain entities in the mortgage securitization market, including Fannie Mae and Freddie Mac, of programs that allowed LTVs in excess of 97%. These programs are designed to accommodate the credit–worthy borrower who lacks the ability or otherwise chooses not to provide a down payment on a home. The Company accepts loans with LTVs greater than 97% on a limited basis.
      The Company actively pursues only positively amortizing ARMs with industry standard caps. Payments on these loans adjust fully with interest rate adjustments. To date, the performance of the Company’s ARM loans has been consistent with that of its fixed rate portfolio. However, since historical claim frequency data on ARMs has not yet been tested during a prolonged period of economic stress, there can be no assurance that claim frequency on ARMs may not eventually be higher, particularly during a period of rising interest rates combined with decreasing housing prices. In its normal course of operations, the Company’s existing underwriting policy does not permit coverage of ARMs with “scheduled” negative amortization. ARMs with “potential” negative amortization characteristics, because of possible interest rate increases and borrower payment option changes, are accepted under limited conditions for approved lenders.
      The Company believes that 15–year mortgages present a lower level of risk than 30–year mortgages, primarily as a result of the faster amortization and the more rapid accumulation of borrower equity in the property. Accordingly, the Company charges lower premium rates on these loans than on comparable 30–year mortgages.
      The Company believes that the risk of claim is also affected by the type of property securing the insured loan. In management’s opinion, loans on single–family detached housing are subject to less risk of claim incidence than loans on other types of properties. The Company believes that attached housing types, particularly condominiums and cooperatives, are a higher risk because, in most areas, condominiums and cooperatives tend to be more susceptible to downward fluctuations in value than single–family detached dwellings in the same market.
      Loans on primary residences that were owner occupied at the time of loan origination constituted approximately 89% of the Company’s risk in force at December 31, 2004. Because management believes that loans on non–owner occupied properties represent a substantially higher risk of claim incidence and are subject to greater value declines than loans on primary homes, the Company does not actively pursue these loans.
      Historical evidence indicates that higher–priced properties experience wider fluctuations in value than moderately priced residences. These fluctuations exist primarily because there is a smaller pool of qualified buyers for higher–priced homes, which, in turn, reduces the likelihood of achieving a quick sale at fair market value when necessary to avoid a default. The majority of the Company’s direct risk in force is on mortgages of $200,000 or below.
      The Company’s book of business is relatively unseasoned, having a weighted average life of 2.2 years at December 31, 2004, and 1.9 years at December 31, 2003.

      The following table shows the percentage of direct risk in force as of December 31, 2004, for policies written from 1990 through 2004 and the cumulative loss ratios (calculated as direct losses paid divided by direct premiums received, in each case for a particular policy year) that have developed through December 31, 2004 and 2003. It excludes the effects of reinsurance.

			Cumulative Loss Ratios
			as of December 31
Certificate	Direct Risk	Percent
Year	in Force	of Total	2004	2003

	(In millions)
1994 and before	$27.1	0.4%
1995	17.4	0.2	12.7	12.5
1996	24.2	0.3	13.6	13.1
1997	41.5	0.5	9.6	9.0
1998	106.3	1.4	6.0	5.4
1999	88.7	1.2	7.8	6.1
2000	78.0	1.0	27.8	19.6
2001	488.4	6.4	15.9	7.7
2002	1,088.5	14.3	10.2	2.9
2003	3,038.2	39.8	1.2	0.0
2004	2,628.6	34.5	0.0

Total	$7,626.9	100.0%

      The table above reflects a relatively higher cumulative ratio of losses paid to premium received for the 2000 policy year at this stage of development. This is due, in part, to a large portion of this business refinancing in recent years and the resulting lower aggregate level of premium received for this policy year.
      Most of the Company’s structured bulk production in the last two years has been classified as Alt-A, and a small but increasing share of the Company’s flow business also is classified as Alt-A. The following table shows the percentage of the Company’s insurance in force that was classified as Alt-A at December 31, 2004 and 2003:

	2004	2003

Flow	6.5%	4.5%
Structured bulk	96.1%	87.3%
Total	27.5%	17.1%

Geographic Dispersion
      The following tables reflect the percentage of direct risk in force on the Company’s book of business (by location of property) for the top ten states and the top ten metropolitan statistical areas (“MSAs”) as of December 31, 2004.

Top Ten States		Top Ten MSAs

California	10.2%	Chicago, IL	4.1%
Florida	8.2	Atlanta, GA	2.8
Texas	8.1	Phoenix/Mesa, AZ	2.7
Illinois	4.6	Los Angeles/Long Beach, CA	2.5
Georgia	4.5	Houston, TX	2.2
North Carolina	4.3	New York, NY	2.1
Arizona	4.0	Riverside/San Bernardino, CA	1.9
New York	3.9	Dallas, TX	1.6
New Jersey	3.8	Las Vegas, NV	1.5
Pennsylvania	3.3	Boston, MA	1.5

Total	54.9%	Total	22.9%

      While the Company continues to diversify its risk in force geographically, a prolonged regional recession, particularly in its high concentration areas, or a prolonged national economic recession could significantly increase loss development.
Investment Portfolio
      See a complete discussion of the investment portfolio in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this document.
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
      Triad is required by Illinois insurance laws to provide for a contingency reserve in an amount equal to at least 50% of earned premiums in its statutory financial statements. Such reserves must be maintained for a period of 10 years except in circumstances where high levels of losses exceed regulatory thresholds. The contingency reserve, designed to provide a cushion against the effect of adverse economic cycles, has the effect of reducing statutory surplus and restricting dividends and other distributions by Triad. At December 31, 2004, Triad had statutory policyholders’ surplus of $135.7 million and a statutory contingency reserve of $369.5 million. At December 31, 2003, Triad had statutory policyholders’ surplus of $128.2 million and a statutory contingency reserve of $302.7 million. Triad’s statutory earned surplus was $51.9 million at December 31, 2004, and $44.5 million at December 31, 2003, reflecting growth in statutory net income greater than the increase in the statutory contingency reserve.
      The insurance laws of Illinois provide that Triad may pay dividends only out of statutory earned surplus and further establish standards limiting the maximum amount of dividends that may be paid without prior approval by the Illinois Director. Under such standards, Triad may pay dividends during any 12–month period equal to the greater of (i) 10% of the preceding year–end statutory policyholders’ surplus or (ii) the preceding year’s net income. In addition, insurance regulatory authorities have broad discretion to limit the payment of dividends by insurance companies. Triad has never paid dividends to the Company.
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
      TGAC, organized as a subsidiary of Triad under the insurance laws of the state of Illinois in December 1994 and as an Illinois domiciled insurer, is subject to all Illinois insurance regulatory requirements applicable to Triad.
      Triad Re, organized as a subsidiary of Triad under the insurance laws of the state of Vermont in November 1999 and as a Vermont domiciled insurer, is subject to all Vermont insurance regulatory requirements applicable to Triad.
      Triad, TGAC, and Triad Re are each subject to examination of their affairs by the insurance departments of every state in which they are licensed to transact business. The Illinois Insurance Director and Vermont Insurance Commissioner periodically conduct financial condition examinations of insurance companies domiciled in their states. The most recent examinations of Triad and TGAC were issued by the Illinois Insurance Department on February 3, 2000, and covered the period January 1, 1995, through December 31, 1998. No material recommendations were made as a result of these examinations. The Illinois Insurance Department has begun its customary examination for the years 1999 through 2003 for Triad and TGAC. The examination is in the final stages and there have been no significant findings as a result of this examination. The Insurance Division of the State of Vermont has begun its customary examination for the years 1999 through 2003 for Triad Re. This examination is also in the final stages and there have been no significant findings as a result of this examination.

      A number of states generally limit the amount of insurance risk that may be written by a private mortgage insurer to 25 times the insurer’s total policyholders’ surplus. This restriction is commonly known as the risk–to–capital requirement.
      State insurance laws and regulations generally restrict mortgage insurers to writing residential mortgage guaranty insurance business only. This restriction generally prohibits Triad from using its capital resources in support of other types of insurance and restricts its noninsurance business. However, noninsurance businesses of the Company would not be subject to regulation under state insurance laws.
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
      The National Association of Insurance Commissioners (“NAIC”) adopted a risk–based capital (“RBC”) formula designed to help regulators identify property and casualty insurers in need of additional capital. The RBC formula establishes minimum capital needs based upon risks applicable to individual insurers, including asset risks, off–balance sheet risks (such as guarantees for affiliates and contingent liabilities), and credit risks (such as reinsurance ceded and receivables). The NAIC and the Illinois Department of Insurance currently do not require mortgage guaranty insurers to file RBC analysis in their annual statements.
      As the dominant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage guaranty insurance, Fannie Mae and Freddie Mac impose requirements on private mortgage insurers in order for such insurers to be eligible to insure loans sold to them. Freddie Mac’s current eligibility requirements impose limitations on the types of risk insured, standards for geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, and generally mirror the financial requirements of statutory insurance regulations. These requirements are subject to change from time to time. Freddie Mac most recently modified its eligibility guidelines in March 2002.
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
      While Triad is an approved mortgage insurer for both Fannie Mae and Freddie Mac and meets all existing eligibility requirements, there can be no assurance that such requirements or the interpretation of the requirements will not change or that Triad will continue to meet such requirements. In addition, to the extent Fannie Mae or Freddie Mac assumes default risk for itself that would otherwise be insured, changes current guarantee fee arrangements, allows alternative credit enhancements, alters or liberalizes underwriting guidelines on low down payment mortgages it purchases, or otherwise changes its business practices or processes with respect to such mortgages, private mortgage insurers may be affected. Triad could be particularly adversely affected if changes in eligibility requirements regarding captive arrangements that permit premium cessions greater than 25% were to impede Triad’s ability to offer this form of captive reinsurance.
      Fannie Mae and Freddie Mac both accept reduced mortgage insurance coverage from lenders that deliver loans approved by their automated underwriting services. Generally, Fannie Mae’s and Freddie Mac’s reduced mortgage insurance coverage options provide for (i) across–the–board reductions in required MI coverage on 30–year fixed–rate loans recommended for approval by their automated underwriting services to the levels in effect in 1994; (ii) a reduction in required MI coverage for loans with only a 5% down payment (a 95% LTV) from 30% to 25% of the mortgage loan covered by MI; and (iii) a reduction in required MI coverage for loans with a 10% down payment (a 90% LTV loan) from 25% to 17% of the mortgage loan covered by MI. In addition, Fannie Mae and Freddie Mac have implemented other programs that further reduce MI coverage upon the payment of an additional fee by the lender. Under this option, a 95% LTV loan will require 18% of the mortgage loan to have mortgage insurance coverage. Similarly, a 90% LTV loan will require 12% of the mortgage loan to have mortgage insurance coverage. In order for the homebuyer to have MI at these levels, such loans would require a payment at closing or a higher note rate.
      Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase mortgages or mortgage–backed securities unless the private mortgage insurance on the mortgages has been issued by an insurer with a financial strength rating of at least ”AA–” from S&P or Fitch or a rating of at least “Aa3” from Moody’s. Fannie Mae and Freddie Mac require mortgage guaranty insurers to maintain two ratings of “AA–” or better. Triad has a financial strength rating of “AA” from S&P and Fitch and a rating of “Aa3” from Moody’s. S&P, Fitch, and Moody’s consider Triad’s consolidated operations and financial position in determining the rating. There can be no assurance that Triad’s ratings, the methods by which the ratings are determined, or the eligibility requirements of Fannie Mae and Freddie Mac will not change.
      The Real Estate Settlement and Procedures Act of 1974 (“RESPA”) applies to most residential mortgages insured by Triad, and related regulations provide that the provision of services involving mortgage insurance is a “settlement service” for purposes of loans subject to RESPA. Subject to limited exceptions, RESPA prohibits persons from accepting anything of value for referring real estate settlement services to any provider of such services. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non–fee services as well.
      Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status, and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 (“HMDA”). The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. All but two of the active mortgage insurers, through their trade association, the Mortgage Insurance Companies of America (“MICA”), have entered into an agreement with the Federal Financial Institutions Examinations Council (“FFIEC”) to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.
      The Homeowners Protection Act of 1998 provides for certain termination and cancellation requirements for borrower–paid mortgage insurance and requires mortgage lenders to periodically update borrowers about their private mortgage insurance. Under the legislation, borrowers may generally request termination of mortgage insurance once the LTV reaches 80%, provided that certain conditions are met. The legislation further requires lenders to automatically cancel borrower–paid private mortgage insurance when home equity reaches 78% if certain conditions are met. The legislation also requires lenders to notify borrowers that they have private mortgage insurance and requires certain disclosures to borrowers of their rights under the law. Because most mortgage borrowers who obtain private mortgage insurance do not achieve 20% equity in their homes before the homes are sold or the mortgages are refinanced, the Company has not lost and does not expect to lose a significant amount of its insurance in force due to the enactment of this legislation.

Indirect Regulation
      The Company, Triad, and Triad’s subsidiaries are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Fannie Mae and Freddie Mac, and regulations affecting governmental insurers, such as the FHA and the Department of Veterans Affairs (“VA”), as well as regulation affecting lenders. Private mortgage insurers, including Triad, are highly dependent upon federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance and the housing market. FHA loan limits are adjusted in response to changes in the Freddie Mac/ Fannie Mae conforming loan limits. Currently, the maximum single-family home mortgage that the FHA can insure is $312,895. The maximum FHA loan amount is subject to adjustment and may increase in the future. Any future legislation that increases the number of persons eligible for FHA or VA mortgages could have an adverse effect on Triad’s ability to compete with the FHA or VA.
      Pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), the Office of Thrift Supervision (“OTS”) issued risk–based capital rules for savings institutions. These rules establish a lower capital requirement for a low down payment loan that is insured with private mortgage insurance, as opposed to remaining uninsured. Furthermore, the guidelines for real estate lending policies applicable to savings institutions and commercial banks provide that such institutions should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral for any high LTV mortgage. Future changes, if any, to FIRREA’s risk–based capital rules or the guidelines for real estate lending policies applicable to savings institutions and commercial banks could affect demand for private mortgage insurance products.
      In the first quarter of 2002, the Office of Federal Housing Enterprise Oversight (OFHEO) released its risk-based capital rules for Fannie Mae and Freddie Mac. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a “AAA” rated private mortgage insurer than for insurance from a “AA” rated private mortgage insurer. The phase-in period for the new rule is ten years. The Company does not believe the new rules had an adverse impact on it when issued or that the new rules will have a significant adverse impact on the Company in the future. However, if the new capital guidelines result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on credit rating, the Company’s financial condition could be significantly harmed.
      Fannie Mae and Freddie Mac each provide their own automated underwriting system to be used by mortgage originators selling mortgages to them. These systems, which are provided by Triad as a service to the Company’s contract underwriting customers, streamline the mortgage process and reduce costs. The increased acceptance of these products is driving the automation of the process by which mortgage originators sell loans to Fannie Mae and Freddie Mac, a trend that is expected to continue. As a result, Fannie Mae and Freddie Mac could develop the capability to become the decision maker regarding selection of a private mortgage insurer for loans sold to them, a decision traditionally made by the mortgage originator. The Company, however, is not aware of any plans to do so. The concentration of purchasing power that would be attained if such development, in fact, occurred could adversely affect, from the Company’s perspective, the terms on which mortgage insurance is written on loans sold to Fannie Mae and Freddie Mac.
      Additionally, proposals have been advanced which would allow Fannie Mae and Freddie Mac additional flexibility in determining the amount and nature of alternative recourse arrangements or other credit enhancements that could be utilized as substitutes for private mortgage insurance. The Company cannot predict if or when any of the foregoing legislation or proposals will be adopted, but if adopted, and depending upon the nature and extent of revisions made, demand for private mortgage insurance may be adversely affected. There can be no assurance that other federal laws affecting such institutions and entities will not change, or that new legislation or regulation will not be adopted.
      In 1996, the Office of the Comptroller of the Currency (“OCC”) granted permission to national banks to have a reinsurance company as a wholly–owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated, purchased, or serviced by such banks. Several subsequent applications by banks to offer reinsurance have been approved by the OCC including at least one request to engage in quota share reinsurance. The OTS, which regulates thrifts and savings institutions, has approved applications for such captive arrangements as well. The reinsurance subsidiaries of national banks or savings institutions could become significant competitors of the Company in the future.

      In November 1999, the Gramm–Leach–Bliley Act, also known as the Financial Services Modernization Act of 1999, became effective and allows holding companies of banks also to own a company that underwrites insurance. As a result of this Act, banking organizations that previously were not allowed to be affiliated with insurance companies may now do so. This legislation has had very little impact on the Company to date. However, the evolution of federal law making it easier for banks to engage in the mortgage guaranty business through affiliates may subject mortgage guaranty insurers to more intense competition and risk–sharing with bank lender customers in the future.
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
Employees
      As of December 31, 2004, the Company employed approximately 225 persons. Employees are not covered by any collective bargaining agreement. The Company considers its employee relations to be satisfactory.
Executive Officers
      The executive officers of the Company are as follows:

Name	Position	Age

William T. Ratliff, III	Chairman of the Board of the Company and Triad	51

Darryl W. Thompson	President, Chief Executive Officer, and Director of the Company and Triad	64

Ron D. Kessinger	Senior Executive Vice President, Chief Operating Officer and Acting Chief Financial Officer of the Company and Triad	50

Kenneth N. Lard	Executive Vice President of the Company and Executive Vice President, Sales and Operations of Triad	46

Earl F. Wall	Senior Vice President, Secretary, and General Counsel of the Company and Triad	47

Kenneth C. Foster	Senior Vice President, Risk Management of Triad	56
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

      Ron D. Kessinger has been Senior Executive Vice President and Chief Operating Officer of the Company since October 2004. Mr. Kessinger has been Chief Financial Officer of the Company since December 1999 and of Triad since November 1999. Prior to this, he was the Executive Vice President of Insurance Operations of Triad since June 1996. Mr. Kessinger was Vice President of Claims and Administration of Triad from January 1991 to June 1996. From 1985 to 1991, Mr. Kessinger was employed by Integon Mortgage Guaranty Insurance Corporation, most recently serving as Senior Vice President of Operations. Prior to joining Integon Mortgage Guaranty Insurance Corporation, Mr. Kessinger was employed by the parent company of Integon Mortgage Guaranty Insurance Corporation.
      Kenneth N. Lard has been Executive Vice President of the Company and Executive Vice President, Sales and Operations of Triad since October 2004. Mr. Lard was Senior Vice President, Sales and Marketing of Triad from June 2002 to January 2003. From November 1997 to May 2002, Mr. Lard was Senior Vice President, National Sales Director of Triad. From November 1995 to September 1996 Mr. Lard was Vice President, National Accounts of Triad. Prior to joining Triad, Mr. Lard was employed by Signet Bank from 1987 to 1995 as Vice President, Capital Markets Division and most recently as Vice President, Secondary Marketing. Mr. Lard has been with Triad for 9 years and has over 20 years experience in the mortgage industry.
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
      The Company leases office space in its Winston–Salem headquarters and its thirteen underwriting offices located throughout the country under leases expiring between 2005 and 2012 and which require annual lease payments of approximately $2.0 million in 2005. With respect to all facilities, the Company either has renewal options or believes it will be able to obtain lease renewals on satisfactory terms. The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.
      The Company maintains mid–range and micro–computer systems from its corporate data center located in its headquarters building to support its data processing requirements for accounting, claims, marketing, risk management, and underwriting. The Company has in place back–up procedures in the event of emergency situations.

Item 3.	Legal Proceedings.
      The Company is involved in litigation in the ordinary course of business including the named cases below. No pending litigation is expected to have a material adverse affect on the financial position of the Company.
      Triad was a defendant in Patton v. Triad. The complaint alleged that Triad violated the Real Estate Settlement Procedures Act by entering into transactions with lenders (including captive mortgage reinsurance and contract underwriting) that were not properly priced, in return for the referral of mortgage insurance. This case was settled during 2004 for a nominal amount.
      Triad is a defendant in Broessel v. Triad. This action was commenced on January 15, 2004 with a filing in Federal District Court for the Western District of Kentucky seeking class action status on behalf of a nationwide class of home mortgage borrowers. The complaint alleges that Triad violated the Fair Credit Reporting Act (“FCRA”) by failing to provide notices to certain borrowers when mortgage insurance was offered to lenders with respect to those borrowers’ mortgage loans at a rate in excess of Triad’s lowest available rate. Triad has filed a motion for summary judgment. Discovery is currently underway with respect to this motion. While the ultimate outcome of the FCRA litigation is uncertain, the litigation is not expected to have a material adverse effect on the financial position of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.
      The Company’s Common Stock trades on The NASDAQ Stock Market®under the symbol “TGIC.” At December 31, 2004, 14,631,678 shares were issued and outstanding. The following table sets forth the highest and lowest closing prices of the Company’s Common Stock, $0.01 par value, as reported by NASDAQ during the periods indicated.

	2004		2003

	High	Low	High	Low

First Quarter	$55.87	$49.50	$40.17	$31.13
Second Quarter	$59.37	$52.53	$39.90	$34.80
Third Quarter	$59.09	$51.01	$49.00	$39.26
Fourth Quarter	$60.80	$51.55	$51.22	$46.11
      As of March 4, 2005, the number of stockholders of record of the Company’s Common Stock was approximately 200. In addition, there were an estimated 7,700 beneficial owners of shares held by brokers and fiduciaries.
      Payments of future dividends are subject to declaration by the Company’s Board of Directors. The dividend policy is dependent also on the ability of Triad to pay dividends to the parent company. Because of Triad’s need to maintain capital levels required by rating agencies, there are no present intentions to pay dividends.

Item 6.	Selected Financial Data.

	Year Ended December 31

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share amounts)
Income Statement Data (for period ended):
Premiums written:
Direct	$176,696	$154,046	$124,214	$95,551	$76,867
Ceded	(35,365)	(27,310)	(18,345)	(10,553)	(4,985)

	$141,331	$126,736	$105,869	$84,998	$71,882

Earned premiums	$140,992	$119,732	$105,067	$84,356	$71,843
Net investment income	19,754	17,082	16,099	14,765	12,645
Net realized gains (losses)	504	3,029	(2,519)	297	286
Other income	16	24	72	1,892	37

Total revenues	161,266	139,867	118,719	101,310	84,811
Net losses and loss adjustment expenses	35,864	23,833	14,063	9,019	7,587
Interest expense on debt	2,772	2,772	2,771	2,771	2,770
Amortization of deferred acquisition cost	14,256	18,112	13,742	11,712	8,211
Other operating expenses (net of acquisition cost deferred)	26,483	22,776	22,900	18,136	16,008

Income before income taxes	81,891	72,374	65,243	59,672	50,235
Income taxes	23,474	21,283	20,140	18,413	15,237

Net income	$58,417	$51,091	$45,103	$41,259	$34,998

Basic earnings per share	$4.04	$3.57	$3.21	$3.05	$2.63
Diluted earnings per share	$3.98	$3.52	$3.15	$2.95	$2.55
Weighted average common and common share equivalents outstanding
Basic	14,458,453	14,322,216	14,060,420	13,545,725	13,321,901
Diluted	14,681,228	14,509,538	14,331,581	13,977,435	13,726,088
Balance Sheet Data (at year end):
Total assets	$672,035	$575,579	$482,886	$396,455	$328,377
Total invested assets	$480,488	$413,527	$344,581	$277,200	$232,025
Losses and loss adjustment expenses	$34,042	$27,186	$21,360	$17,991	$14,987
Unearned premiums	$15,942	$15,630	$8,539	$7,650	$6,933
Long-term debt	$34,493	$34,486	$34,479	$34,473	$34,467
Stockholders’ equity	$437,343	$369,930	$309,407	$246,070	$199,831
Statutory Ratios(1):
Loss ratio	25.4%	19.9%	13.4%	10.7%	10.6%
Expense ratio	29.4%	33.0%	38.0%	39.9%	37.4%

Combined ratio	54.8%	52.9%	51.4%	50.6%	48.0%

GAAP Ratios:
Loss ratio	25.4%	19.9%	13.4%	10.7%	10.6%
Expense ratio	28.8%	32.3%	34.6%	35.1%	33.7%

Combined ratio	54.2%	52.2%	48.0%	45.8%	44.3%

Other Statutory Data (dollars in millions)(1):
Direct insurance in force	$36,827.0	$31,747.8	$25,379.1	$21,726.0	$15,123.5
Direct risk in force (gross)	$7,627.0	$7,024.0	$5,790.9	$4,581.5	$3,760.0
Risk-to-capital	14.0:1	15.3:1	15.5:1	15.0:1	14.8:1

(1)	Based on statutory accounting practices and derived from consolidated statutory financial statements of Triad.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position, and results of operations for the three years ended December 31, 2004, of Triad Guaranty Inc. and its consolidated subsidiaries, collectively the Company. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes.
      Certain of the statements contained herein, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, and legislative developments. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are different than anticipated, legislative developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity, and the factors described in the forward-looking statements.
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
      We have identified the following as critical accounting estimates in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves for losses and loss adjustment expenses, the timely identification of potentially impaired securities and valuation of those securities, and deferred policy acquisition costs. In developing these estimates, we make subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based on the facts available upon compilation of the financial statements.

Reserves for Losses and Loss Adjustment Expenses
      We calculate our best estimate of reserves to provide for the estimated costs of settling claims on loans reported in default and loans in default that are in the process of being reported to us. Our reserving process incorporates various components in a formula that gives effect to current economic conditions and profiles delinquencies by such factors as policy year, geography, chronic late payment characteristics, the number of months the policy has been in default, as well as whether the defaults were underwritten as flow business or as part of a structured bulk transaction. The process is based upon the assumption that long-term historical experience, taking into consideration the above factors and adjusted for current economic events that we believe will significantly impact the long-term loss development, provides a reasonable basis for estimating projected claim rates (frequency) and claim amounts (severity). We consider severity and frequency to be the most significant assumptions in the establishment of our loss reserves. Estimation of loss reserves is a difficult and inexact process and there are inherent risks and uncertainties involved in making these assumptions. Economic conditions that have affected the development of loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, there can be no assurance that reserves will be adequate to cover ultimate loss developments on loans in default, currently or in the future. The Company’s profitability and financial condition could be adversely affected to the extent that the Company’s estimated reserves are insufficient to cover losses on loans in default.
      Because the estimate for loss reserves is sensitive to the estimates of claims frequency and severity, we perform analyses to test the reasonableness of the best estimate generated by the loss reserve process. The loss reserve estimation process and the analyses support the reasonableness of the best estimate of loss reserves recorded in our financial statements. See the Financial Position section below for a more detailed discussion of the reserves for losses and loss adjustment expenses.

Investments
      Valuing our investment portfolio involves a variety of assumptions and estimates, particularly for investments that are not actively traded. We rely on external pricing sources for highly liquid, publicly traded securities and use an internal pricing matrix for privately placed securities. This matrix relies on our judgment concerning a) the discount rate we use in calculating expected future cash flows, b) credit quality and c) expected maturity.
      We regularly monitor our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and any other-than-temporary impairments are charged against earnings in the proper period. Our methodology to identify potential impairments is further described in the Investments section below.
      The timely identification and valuation of potentially impaired securities involves many judgments. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as unforeseen events which affect our investments in one or more companies, political subdivisions, or industries could result in additional write-downs in future periods for impairments that are deemed to be other-than-temporary. See further discussion of the valuation of our investment portfolio under the Investment section below.

Deferred Policy Acquisition Costs
      The costs of acquiring new business, principally commissions and certain policy underwriting and issue costs which vary with and are primarily related to the production of new business, are capitalized as deferred policy acquisition costs (DAC). Amortization of such policy acquisition costs is charged to expense in proportion to premium recognized over the estimated policy life. We make judgments in the identification of deferrable acquisition costs and the determination of estimated policy life utilized in the amortization assumptions. See further discussion of DAC under the Financial Position section below.
Overview
      Through our subsidiaries, we provide mortgage guaranty insurance coverage to residential mortgage lenders and investors as a credit-enhancement vehicle, typically when individual borrowers have less than 20% equity in the property. Business originated by lenders and submitted to us on a loan-by-loan basis is referred to as flow business. Mortgage guaranty insurance facilitates the sale of individual low down payment loans in the secondary market and provides protection to lenders who choose to keep the loans in their own portfolios. Additionally, we provide mortgage insurance to lenders and investors who seek additional default protection, capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. This business is referred to as structured bulk transactions.
      Our revenues principally consist of a) initial and renewal earned premiums from flow business (net of reinsurance premiums ceded as part of our risk management strategies), b) initial and renewal earned premiums from structured bulk transactions, and c) investment income on invested assets. We also realize investment gains, net of investment losses, periodically as a source of revenue when the opportunity presents itself within the context of our overall investment strategy.
      Our expenses essentially consist of a) amounts ultimately paid on claims submitted, b) increases in reserves for estimated future claim payments, c) general and administrative costs of acquiring new business and servicing existing policies, d) other general business expenses, and e) income taxes.
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
Consolidated Results of Operations
      Following is a summary of our results for the last three years (in thousands except per share information):

				Favorable/(Unfavorable)

				%	%
				Change 2004	Change 2003
	2004	2003	2002	vs 2003	vs 2002

Earned premiums	$140,992	$119,732	$105,067	17.8%	14.0%
Net investment income	19,754	17,082	16,099	15.6	6.1
Net realized investment gains (losses)	504	3,029	(2,519)	(83.4)	220.2
Other income	16	24	72	(33.3)	(66.7)

Total revenues	161,266	139,867	118,719	15.3	17.8
Net losses and loss adjustment expenses	35,864	23,833	14,063	(50.5)	(69.5)
Interest expense on debt	2,772	2,772	2,771	—	—
Amortization of deferred policy acquisition costs	14,256	18,112	13,742	21.3	(31.8)
Other operating expenses (net of acquisition costs deferred)	26,483	22,776	22,900	(16.3)	0.5

Income before income taxes	81,891	72,374	65,243	13.1	10.9
Income taxes	23,474	21,283	20,140	(10.3)	(5.7)

Net income	$58,417	$51,091	$45,103	14.3%	13.3%

Diluted earnings per share	$3.98	$3.52	$3.15	13.1%	11.7%

      A primary driver of our results is persistency, due to its impact on both renewal earned premiums and the amortization of DAC. Increased persistency means that more of our business is being retained and renewal earned premiums increase as a result. Further, amortization of DAC is based on assumed persistency levels. When actual persistency levels are lower than that assumed in our DAC models, we accelerate the amortization of DAC expense. Annual persistency levels increased throughout 2004 as refinanced activity slowed from levels experienced in 2003, which reduced DAC amortization expense in the current year from that of 2003.
      Two other important drivers of our results have been an increase in bulk production and the development of losses and loss adjustment expenses. We describe our results in greater detail in the discussions that follow. The information is presented in three categories in each of the year-to-year comparisons that follow: Production and In Force, Revenues, and Losses and Expenses.
2004 Compared to 2003
      Net income for 2004 increased 14.3% over 2003 driven by a 17.8% increase in earned premiums and a 21.3% decline in DAC amortization. Net loss and loss adjustment expense increased 50.5%, partially offsetting these favorable impacts. Net income per share on a diluted basis increased 13.1% over 2003. Net realized investment gains, after taxes, contributed income of $0.02 per share on a diluted basis in 2004 compared to $0.13 per share for 2003. Diluted realized gains and losses per share is a non-GAAP measure. We believe this is relevant and useful information to investors because, except for write-downs on other-than-temporarily impaired securities, it shows the effect that our discretionary sales of investments had on earnings.

Production and In Force
      Total insurance written in 2004 was $17.2 billion compared to $20.5 billion in 2003, a decrease of 16.1%. Total insurance written includes insurance written from flow production and structured bulk transactions.
      Flow insurance written for 2004 decreased 36.7% to $10.5 billion from $16.6 billion in 2003. We experienced record levels of production in 2003 due to the lower interest rate environment in that year that contributed to a very strong refinance market. Refinances comprised 29.9% of our flow insurance written in 2004 compared to 51.5% in 2003. Loan originations for the entire industry declined approximately 27% in 2004, primarily due to this drop in refinancing activity. The Mortgage Bankers Association anticipates an even smaller loan origination market for 2005 compared to 2004. This is due in part to the continued decline in refinancing activity, as borrowers have previously locked in lower rates and terms than are expected to be available in 2005. Further, the continued expansion of alternative credit enhancements such as 80/10/10 structures (a combination of an 80% first mortgage loan, a 10% second mortgage loan usually issued by the same lender, and a 10% down payment) continues to erode the mortgage insurance industry’s overall penetration into the mortgage marketplace. We believe that the increasing use of these alternative credit enhancements will moderate new flow business in 2005. However, should interest rates rise, these types of arrangements will become less attractive to borrowers.
      Insurance written in 2004 attributable to structured bulk transactions totaled $6.7 billion compared to $3.9 billion in 2003 as we continued our strategic commitment to that market. Insurance written attributed to structured bulk transactions is likely to vary significantly from period to period due to: a) the limited number of transactions (but with larger size) occurring in this market, b) the level of competition from other mortgage insurers, c) the relative attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancement, and d) the changing loan composition and underwriting criteria of the market.
      Although terms vary, the structured bulk market can be broadly categorized into three different segments, or tiers, depending on the risk characteristics of the loans comprising a transaction. The loan characteristics of the three segments are a) predominantly high credit quality, low loan to value (LTV), fully underwritten loans that may have niche characteristics such as non-conforming loan balances and risk concentrations related to geography, transaction purpose, or occupancy type; b) loans that generally have high credit quality and low to moderate LTVs that have been underwritten with reduced, streamlined, or no documentation; and c) generally fully underwritten loans with credit impaired borrowers (FICO credit score less than 575). In general, we believe that structured bulk business originated in segments b) and c) will report a higher default rate than our flow business. However, we also believe that the lower LTVs associated with the structured bulk business originated in segments a) and b) will ultimately generate lower claim rates as a proportion of the reported defaults and lower levels of severity than flow business. We have entered into structured bulk transactions primarily in the first two segments mentioned above. At December 31, 2004, only approximately 1% of our insurance in force attributable to structured bulk transactions is categorized in segment c) above.
      The following table provides estimates of our national market share of net new primary insurance written based on information available from the industry association and other public sources:

	Year Ended
	December 31

	2004	2003

Flow business	4.8%	5.0%
Structured bulk transactions	11.3%	4.4%
Total	6.0%	4.9%

      Our market share of flow business declined slightly in 2004 from 2003 due to the decline in production of a product driven primarily by the refinance segment. The increase in our structured bulk transactions market share shown above was the result of the greater availability of transactions that met our credit quality and pricing benchmarks on which we were able to successfully bid.
      Periodically we enter into structured bulk transactions involving loans that have insurance effective dates within the current reporting period but for which detailed loan information regarding the insured loans is not provided by the issuer of the transaction until later. When this situation occurs, we accrue premiums that are due but not yet paid based upon the estimated commitment amount of the transaction in the reporting period with respect to each loan’s insurance effective date. However, the policies are not reflected in our in force, insurance written, or related industry data totals until the loan level detail is reported to us. At December 31, 2004, we had approximately $0.7 billion of structured transactions with effective dates within the fourth quarter for which loan level detail had not been received and, therefore, are not included in our own data or industry totals. These amounts will be reported as new production and insurance in force totals in 2005 when the issuer of the transactions provides loan level detail to us. We have properly included in premium written and premium earned the respective estimated amounts due and earned during 2004 related to this insurance.
      Total direct insurance in force reached $36.8 billion at December 31, 2004, compared to $31.7 billion at December 31, 2003 as a result of continued production and an improvement in persistency. The following table shows our persistency rates for our flow and structured bulk business at December 31, 2004 and 2003:

	2004	2003

Flow	69.0%	52.3%
Structured bulk	61.0%	38.7%
Total	67.6%	50.7%
      The increase in persistency rates over the 2003 levels was primarily due to the decline in refinance activity described above. If current interest rate levels persist or increase further, we anticipate continuing, although slowing, improvements in persistency in 2005. However, persistency will be adversely affected if rates decline significantly from current levels.
      Our direct insurance in force grew 16.1% from December 31, 2003 to December 31, 2004, and the credit quality of our in force portfolio has remained relatively consistent. As shown below, the credit quality of our structured bulk business at December 31, 2004 has improved over December 31, 2003 as we have focused our efforts on transactions consisting of higher quality loans. FICO credit scores are one of the major factors used in assessing credit risk. The following table presents the FICO credit score distribution of our risk in force for both flow and structured bulk business at December 31, 2004 and 2003.

			Structured
	Flow		Bulk

	2004	2003	2004	2003

Credit score less than 575	0.7%	0.8%	1.4%	4.1%
Credit score between 575 and 619	4.7%	4.6%	3.9%	8.5%
Credit score greater than 619	94.6%	94.6%	94.7%	87.4%
      As the table shows, we insure some loans that have FICO credit scores below 575. We believe that these loans have a higher probability of loss than a loan with a FICO credit score of 575 or greater. We do not expect loans with FICO scores less than 575 to become a significant portion of our insurance in force.

Revenues
      Total direct premiums written were $176.7 million for 2004, an increase of 14.7% compared to $154.0 million for 2003. This increase was driven by a $31.3 million increase in direct renewal premiums written, partially offset by a $8.6 million decline in direct initial premiums. As mentioned earlier, increased persistency was the primary factor that caused the increase in renewal premiums in 2004. Lower mortgage originations for the industry caused by lower levels of refinancings and the increased popularity of the alternative credit enhancements described earlier caused the decline in direct initial premiums.
      Net premiums written increased 11.5% to $141.3 million in 2004 over $126.7 million in 2003. The difference between direct premiums written and net premiums written is ceded premium. Ceded premium is comprised of premiums written under excess of loss reinsurance treaties with captive as well as non-captive reinsurance companies. Driven by an increase in the amount of premium subject to captive reinsurance arrangements, ceded premiums written increased 29.5% to $35.4 million in 2004 from $27.3 million in 2003. The following table provides further data on ceded premiums for the years ended December 31, 2004 and 2003:

	2004	2003

Premium cede rate (ceded premiums written as a percentage of direct premiums written)	20.0%	17.7%
Captive reinsurance premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written)	18.0%	15.4%
Average captive premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written under captive reinsurance arrangements)	36.9%	35.2%
      During 2004, 55.8% of flow insurance written and 33.9% of total insurance written was subject to captive reinsurance arrangements, compared to 46.1% of flow insurance written and 37.3% of total insurance written in 2003. The increase in the percentage of flow insurance written subject to captive reinsurance arrangements is primarily a result of decreased production in our lender-paid mortgage insurance program that is generally not subject to captive reinsurance arrangements. Additionally, none of our insurance written in 2004 and 2003 attributable to structured bulk transactions was subject to captive reinsurance arrangements.
      At December 31, 2004, 56.6% of direct flow insurance in force and 43.3% of total direct insurance in force was subject to captive reinsurance arrangements, compared to 51.5% and 43.6% of total insurance in force at December 31, 2003. None of our insurance in force under structured bulk transactions is subject to captive reinsurance arrangements.
      We believe captive reinsurance arrangements are an effective risk management tool as selected lenders share in the risk under such arrangements. Additionally, captive reinsurance arrangements are structured so that Triad receives capital relief in certain risk-based capital models utilized by rating agencies. We remain committed to the concept of captive reinsurance arrangements, including deep ceded arrangements where the net premium cede rate is greater than 25%, on a lender-by-lender basis as we deem it to be prudent. We will continue to be an active participant with our lender partners in structures utilizing alternative attachment points, risk bands, cede rates, and ceding commissions.
      Earned premiums increased 17.8% to $141.0 million for 2004 from $119.7 million for 2003. The difference between net written premiums and earned premiums is the change in the unearned premium reserve. Our unearned premium liability increased $0.3 million from December 31, 2003 to December 31, 2004 compared to an increase of $7.1 million from December 31, 2002 to December 31, 2003. The growth in 2003 was the result of growth in sales of products with premiums paid on an annual basis during that year. Direct written premium from the annual premium product represented 15.5% of direct premium written in both 2004 and 2003.
      As mentioned earlier, assuming interest rates do not decline, we anticipate our persistency will continue to improve. This improvement should have a positive effect on renewal earned premiums and total earned premiums in 2005.
      Net investment income for 2004 grew 15.6% over 2003 primarily due to the growth in average invested assets, partially offset by a decline in portfolio yields. Average invested assets at cost or amortized cost grew by 17.7% in 2004 over 2003 as a result of the investment of cash flows from operations throughout the year. Our investment portfolio tax-equivalent yield declined to 6.99% at December 31, 2004 from 7.13% at December 31, 2003.
      Net realized investment gains/(losses), except for write-downs on other-than-temporarily impaired securities, are the result of our discretionary dispositions of investment securities in the context of our overall portfolio management strategies and are likely to vary significantly from period to period. Write-downs on other-than-temporarily securities were approximately $0.5 million in 2004 compared to $0.8 million in 2003. See further discussion of impairment write-downs in the Realized Gains, Losses and Impairments section below.

Losses and Expenses
      Net losses and loss adjustment expenses (net of reinsurance recoveries) increased 50.5% in 2004 over 2003. This increase was due to the growth in the number of delinquencies and paid losses and is reflective of our overall growth of insurance in force and the seasoning of our in force business. Net paid losses, excluding loss adjustment expenses, increased to $28.3 million for 2004 from $17.5 million for 2003, an increase of 61.7%. Average severity (direct paid losses divided by number of claims paid) for all loans combined was approximately $24,200 for 2004 compared to $24,100 for 2003. However, the average severity on structured bulk loans was $23,800 for 2004 compared to $21,100 for 2003. The following table provides detail on direct paid losses for our flow business and structured bulk business for the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003

Direct Losses Paid:
Flow business	$23,533	$15,496
Structured bulk business	4,802	2,045

Total	$28,335	$17,541

      The increase in paid losses is consistent with our expectations as a greater amount of our insurance in force reaches its anticipated highest claim frequency years. Due to the growth of our inforce business, we believe direct paid losses for both flow and structured bulk business will continue to increase in 2005, although somewhat less than the 2004 growth rate.
      Net losses and loss adjustment expenses also includes the change in reserves for losses and loss adjustment expenses. The following table shows further detail about the Company’s loss reserves at December 31, 2004 and 2003 broken out by flow business and structured bulk business (in thousands):

	2004	2003

Flow business:
Reserves for reported defaults	$26,031	$20,247
Reserves for defaults incurred but not reported	3,418	2,960

Total flow	29,449	23,207
Structured bulk business:
Reserves for reported defaults	4,185	3,521
Reserves for defaults incurred but not reported	311	360

Total structured bulk transactions	4,496	3,881
Reserve for loss adjustment expenses	97	98

Total reserves for losses and loss adjustment expenses	$34,042	$27,186

      In 2004 and 2003, 81% and 60%, respectively, of our structured bulk production was structured with deductibles that put us in the second loss position, which we expect to moderate the loss development in the bulk portfolio. Prior to the fourth quarter of 2004, there was only a small amount of reported defaults on the structured bulk production that included deductibles. Beginning in fourth quarter 2004 as the loss development pattern began to emerge on these books with deductibles, we began taking these deductibles into consideration when calculating our reserves and did not establish reserves for those claims on which we were in the second loss position.
      The following table shows our loss ratios (the ratio of incurred losses and loss adjustment expense to premiums earned) for our flow business and our structured bulk business for the years ended December 31, 2004 and 2003:

	2004	2003

Loss Ratio:
Flow business	27.1%	18.9%
Structured bulk business	18.9%	25.4%
Total	25.4%	19.9%
      The increase in the loss ratio for the flow business shown above is consistent with our expectations, again, as a greater amount of our insurance in force reaches its anticipated highest claim frequency years. For our structured bulk business, the deductible structures put in place over the past two years have caused the decline in the loss ratio.
      As of December 31, 2004 and 2003, approximately 91% and 92% of our insurance in force was originated in the previous 36 months. Based upon our experience and industry data, we believe that claims incidence for flow business is generally highest in the third through sixth years after loan origination. We believe that the period of highest claims incidence for structured bulk transactions is generally highest in the second through fourth years after loan origination. Changes in the economic environment could accelerate paid and incurred loss development. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is difficult to predict with any degree of certainty the impact of such higher claim frequencies on future earnings. The factors most significant to our loss development will continue to be the level of new delinquent loans and their subsequent cure performance. Because of the growth of our inforce business, we believe the number of loans in default for both flow and structured bulk business will increase, although moderating from the 2004 growth level. The following table indicates the growth of the number of loans in default at December 31:

	2004	2003

Loans in Default
Flow business	3,739	3,053
Structured bulk business:
With deductibles	410	17
Without deductibles	1,296	1,172
Total structured bulk	1,706	1,189
Total	5,445	4,242
      Amortization of DAC decreased by 21.3% in 2004 from 2003 and is reflective of the increase in persistency experienced in 2004. A full discussion of the impact of persistency on DAC amortization is included in the Deferred Policy Acquisition Costs section below.
      The increase in other operating expenses in 2004 over 2003 of 16.3% is relatively consistent with our growth in the insurance in force. Further, we experienced increased expenses in 2004 related to compliance with the Sarbanes-Oxley requirements and other compliance oriented expenses that we do not expect to repeat at the same level in 2005. We have made substantial investments in technology that allow for growth in both our flow and structured bulk business without proportional increases in operating expenses. The expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for 2004 was 28.8% compared to 32.3% for 2003. The improvement in the expense ratio for 2004 was due primarily to the decrease in DAC amortization expense mentioned above.

      Our effective tax rate was 28.7% for 2004 and 29.4% for 2003. The decrease in the effective tax rate is due primarily to an increase in tax-exempt interest resulting from a higher percentage of assets being invested in tax-preferred municipal securities. We expect our effective tax rate to remain near current levels or increase slightly as we expect earned premium to grow faster than tax-preferred income.
2003 Compared to 2002
      Net income for 2003 increased 13.3% over 2002 to $51.1 million. Net income per share on a diluted basis increased 11.9% to $3.52 for 2003 from $3.15 per share for 2002. This improvement in net income was driven by a 14.0% increase in earned premiums and a 6.1% increase in net investment income. Net income for 2003 included after-tax net realized investment gains of $2.0 million, while net income for 2002 included after tax net realized investment losses of $1.6 million.

Production and In Force
      Total insurance written in 2003 was $20.5 billion compared to $13.4 billion in 2002, an increase of 52.5%. Flow insurance written for 2003 increased 36.0% to $16.6 billion from $12.2 billion in 2002. This increase was primarily the result of expanding relationships with national lenders, strong demand for risk-sharing arrangements and other product offerings, and a lower interest rate environment that contributed to a very strong refinance market. Insurance written in 2003 attributable to structured bulk transactions totaled $3.9 billion compared to $1.2 billion in 2002. The jump in structured bulk transactions written was driven by a robust growth in the overall bulk marketplace in 2003 coupled with our renewed strategic commitment to that market. As described above, insurance written attributed to structured bulk transactions is likely to vary significantly from period to period.
      The following table provides estimates of our national market share of net new primary insurance written based on information available from the industry association and other public sources:

	Year Ended
	December 31

	2003	2002

Flow business	5.0%	4.3%
Structured bulk transactions	4.4%	0.3%
Total	4.9%	3.7%
      Total direct insurance in force reached $31.7 billion at December 31, 2003, compared to $25.4 billion at December 31, 2002. Significant refinance activity in 2003 and 2002 resulted in a high level of policy cancellations that substantially offset the impact that the high level of insurance written had on in force growth. As a result, insurance in force increased by only $6.3 billion in 2003, even though insurance written during 2003 was $20.5 billion. The following table shows our persistency rates for our flow and structured bulk business at December 31, 2003 and 2002:

	2003	2002

Flow	52.3%	64.3%
Structured bulk	38.7%	44.9%
Total	50.7%	60.9%
      Refinance activity was 52.1% of insurance written in 2003 compared to 40.1% in 2002. The high level of refinance activity and the resulting decrease in persistency was reflective of the low interest rate environment that was in place during 2003.

      The following table presents the FICO credit score distribution of our risk in force for both flow and structured bulk business at December 31, 2003 and 2002.

			Structured
	Flow		Bulk

	2003	2002	2003	2002

Credit score less than 575	0.8%	0.7%	4.1%	3.2%
Credit score between 575 and 619	4.6%	4.4%	8.5%	10.0%
Credit score greater than 619	94.6%	94.9%	87.4%	86.8%

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
      Driven by an increase in the amount of premium subject to captive reinsurance arrangements, ceded premiums written increased 48.9% to $27.3 million in 2003 from $18.3 million in 2002. The following table provides further data on ceded premiums for the years ended December 31, 2003 and 2002:

	2003	2002

Premium cede rate (ceded premiums written as a percentage of direct premiums written)	17.7%	14.8%
Captive reinsurance premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written)	15.4%	12.7%
Average captive premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written under captive reinsurance arrangements)	35.2%	35.8%
      During 2003, 46.1% of flow insurance written and 37% of total insurance written was subject to captive reinsurance arrangements compared to 51% of flow insurance written and 46% of total insurance written in 2002. The decline in the percentage of flow insurance written subject to captive reinsurance arrangements from 2002 to 2003 was primarily a result of increased production in our lender-paid mortgage insurance program that was not subject to captive reinsurance arrangements.
      Approximately 54.2% of direct flow insurance in force (43.6% of total insurance in force) was subject to captive reinsurance arrangements at December 31, 2003, compared to 51.6% (45.7% of total insurance in force) at December 31, 2002. This increase was due primarily to the increased market penetration of our captive reinsurance arrangements and the high level of refinance activity in 2003, as policies that were previously not subject to captive reinsurance arrangements refinanced and new policies issued were subject to captive reinsurance arrangements.
      Earned premiums increased 14.0% to $119.7 million for 2003 from $105.1 million for 2002. The difference between net written premiums and earned premiums in 2003 was due to the significant writings of our annual premium product and the related increase in the unearned premium reserve. Our unearned premium liability increased to $15.6 million at December 31, 2003, from $8.5 million at December 31, 2002. Direct written premium from the annual premium product represented 15.5% of direct premium written in 2003 compared to 7.0% of direct premium written in 2002. The growth in written and earned premiums resulted from strong levels of new insurance written offset by the impact of a low level of persistency and by the increase in ceded premiums.
      Net investment income for 2003 was $17.1 million, a 6.1% increase over $16.1 million in 2002. Average invested assets at cost or amortized cost grew by $60 million to $364 million for the year ended December 31, 2003, an increase of 19.9% from $304 million for 2002. The increase in average invested assets was attributable to the investment of funds derived from cash flows from operations in 2003. The percentage increase in net investment income was much lower than the percentage increase in invested assets primarily due to a decrease in investment yields.
      We reported $3.0 million of net realized investment gains during 2003 and $2.5 million of net realized investment losses during 2002. Net realized gains during 2003 included approximately $0.8 million of impairment writedowns. The writedowns primarily involved securities in the automotive, energy, and pharmaceutical sectors as well as a commercial mortgage-backed security.

Losses and Expenses
      Net incurred losses and loss adjustment expenses (net of reinsurance recoveries) increased by 69.5% in 2003 to $23.8 million from $14.1 million in 2002. The increase in losses and loss adjustment expenses was reflective of our overall growth of insurance in force, relative growth of our participation in the bulk market, and the seasoning of our in force business. Net paid losses, excluding loss adjustment expenses, increased to $17.5 million during 2003 from $10.3 million during 2002, an increase of 70.3%. Average severity was approximately $24,100 for 2003 compared to $21,400 for 2002. The following table provides detail on direct paid losses from flow business and structured bulk business for the years ended December 31, 2003 and 2002 (in thousands):

	Direct Losses Paid

	2003	2002

Flow business	$15,496	$10,229
Structured bulk business	2,045	74

Total	$17,541	$10,303

      The following table showing further detail about the Company’s loss reserves at December 31, 2003 and 2002 broken out by flow business and structured bulk business (in thousands):

	2003	2002

Flow business:
Reserves for reported defaults	$20,247	$17,362
Reserves for defaults incurred but not reported	2,960	2,602

Total flow	23,207	19,964
Structured bulk business:
Reserves for reported defaults	3,521	970
Reserves for defaults incurred but not reported	360	327

Total structured bulk transactions	3,881	1,297
Reserve for loss adjustment expenses	98	99

Total reserves for losses and loss adjustment expenses	$27,186	$21,360

      The following table shows our loss ratios for our flow business and our structured bulk business for the years ended December 31, 2003 and 2002:

	2003	2002

Loss Ratio:
Flow business	18.9%	13.9%
Structured bulk business	25.4%	9.8%
Total	19.9%	13.4%

      The increases in the loss ratios shown above were consistent with the growth of our overall insurance in force, relative growth of our participation in the structured bulk market and the seasoning of our in force business.
      Amortization of DAC increased by 31.8% to $18.1 million in 2003 from $13.7 million for 2002. The increase reflects growth in DAC related to the expansion of our insurance in force and accelerated amortization due to higher cancellations from refinance activity in 2003. Low persistency levels during 2003 and 2002 resulted in additional amortization of deferred policy acquisition costs through dynamic adjustments totaling $5.5 million in 2003 and $2.6 million in 2002.
      Other operating expenses decreased 0.5% to $22.8 million for 2003 from $22.9 million for 2002. The expense ratio for 2003 was 32.3% compared to 34.6% for 2002. The expense ratio for 2003 improved because other operating expenses decreased and net written premium increased, offset somewhat by the accelerated amortization of DAC.
      Our effective tax rate was 29.4% for 2003 and 30.9% for 2002. The decrease in the effective tax rate was due primarily to an increase in tax-exempt interest resulting from a higher percentage of assets being invested in tax-preferred municipal securities.
Significant Customers
      Our objective is controlled, profitable growth in both the flow and bulk arenas while adhering to our risk management strategies. Our strategy is to continue our focus on national lenders while maintaining the productive relationships that we have built with regional lenders. Our ten largest customers were responsible for 71%, 74%, and 73% of flow insurance written during 2004, 2003, and 2002, respectively. Our two largest customers were responsible for 55%, 58%, and 53% of flow insurance written during 2004, 2003, and 2002, respectively. The loss of one or more of these significant customers could have an adverse effect on our business.
Financial Position
      Total assets increased to $672 million at December 31, 2004, a 17% growth over the same date in 2003, primarily the result of growth in invested assets. Total liabilities increased to $235 million at December 31, 2004, from $206 million in 2003, primarily driven by an increase in deferred tax liabilities. This section identifies several items on our balance sheet that are important in the overall understanding of our financial position. These items include deferred policy acquisition costs, prepaid federal income tax and related deferred income taxes, and loss and loss adjustment expense reserves. Our mortgage insurance operations and reserves are primarily supported by our investment portfolio. The majority of our assets are contained in the investment portfolio. A separate Investments section follows the Financial Position section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk.

Deferred Policy Acquisition Costs
      Costs expended to acquire new business are capitalized as DAC and recognized as expense over the anticipated premium paying life of the policy. We employ a dynamic model that calculates amortization of DAC separately for each book year of business. The model relies on assumptions that we make based upon historical industry experience and our own unique experience regarding the annual persistency development of each book year. Persistency is the most important assumption utilized in determining the timing of reported amortization expense reflected in the income statement and the carrying value of DAC on the balance sheet. A change in the assumed persistency can impact the current and future amortization expense as well as the carrying value on the balance sheet. Our model accelerates DAC amortization through a dynamic adjustment when actual persistency for a book year is lower than the estimated persistency originally utilized in the model. This dynamic adjustment is capped at the levels assumed in the models, and we do not decrease DAC amortization below the levels assumed in the model when persistency increases above those levels. The dynamic adjustment effectively adjusts the estimated policy life originally utilized in the model to a revised policy life based upon the current actual persistency.

      In 2003 as the amount of structured bulk transactions grew, we revised our DAC models to separate the costs capitalized and the amortization streams between transactions arising from structured bulk and the flow business. Generally, structured bulk transactions have significantly less acquisition costs associated with the production of the business and they also have a shorter original estimated policy life. We apply the dynamic adjustment utilizing the same methodology to the separate structured bulk DAC models. At December 31, 2004 and 2003, net unamortized DAC relating to structured bulk transactions amounted to 5.4% and 4.8% of the total DAC on the balance sheet.
      The following table shows the DAC asset for the previous three years and the effect of persistency on amortization (dollar amounts in thousands):

	DAC Asset

	2004	2003	2002

Balance — beginning of year	$29,363	$28,997	$25,943
Costs capitalized	17,346	18,478	16,795
Amortization — normal	(12,194)	(12,569)	(11,115)
Amortization — dynamic adjustment	(2,062)	(5,543)	(2,626)

Total amortization	(14,256)	(18,112)	(13,741)

Balance — end of year	$32,453	$29,363	$28,997

Annual Persistency	67.6%	50.7%	60.9%

      Low persistency levels during the past three years have caused accelerated DAC amortization. If persistency continues to improve in 2005, we would expect the accelerated DAC amortization to continue to moderate, depending on the level of improvement. Otherwise, we will continue to experience increased DAC amortization through the dynamic adjustment. Differences in persistency in the flow and structured bulk portfolios will not have the same impact on their respective DAC amortization because of the lower balance and the shorter estimated policy life on structured bulk transactions. See further information on the accounting for DAC in Note 1 in the Notes to Consolidated Financial Statements.

Prepaid Federal Income Taxes and Deferred Income Taxes
      We purchase ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) in lieu of paying current federal income taxes to take advantage of a special contingency reserve deduction for mortgage guaranty companies. We record these bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that will become due in ten years when the contingency reserve is released, and the Tax and Loss Bonds mature. Prepaid income taxes were $119.1 million and $98.1 million at December 31, 2004 and 2003. The change from year to year approximates the change in deferred income tax liability for the year.
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

Reserve for Losses and Loss Adjustment Expenses
      We calculate our best estimate of reserves to provide for the estimated costs of settling claims on loans reported in default and loans in default that are in the process of being reported to us, utilizing various factors that have been developed and tested over time. With respect to loans reported in default, loss and loss adjustment expense reserves are established when notices of default are received. Consistent with industry practices, we do not establish loss reserves for future claims on insured loans that are not currently in default.

Our reserving methodology focuses on the determination of a loss severity factor and a projected claim rate (frequency factor) for each reported delinquent loan category at the valuation date.
      We analyze various components in determining the loss severity factor, including the baseline severity, policy year, geography and salvage recoverable. In determining the frequency factor, we focus our analysis on the policy year/policy age, the number of previous reported defaults to identify chronic late payers, and the number of months that the payment is past due. We utilize historical long-term performance in our reserving methodology and adjust our factors for current economic events when we believe the events will significantly impact the long-term loss development. For these reasons, there may be fluctuations in the reserve factors utilized from year to year. Further, we analyze individual defaults within structured bulk transactions to determine whether the business was written with a deductible that would put us in a second loss position. Until the projected loss reserve for the aggregate defaults within a transaction structured with a deductible exceed a pre-established threshold, no reserves are established. Because the estimate for loss reserves is sensitive to the estimates of claims frequency and severity, we perform analyses to test the reasonableness of the best estimate generated by the loss reserve process. Adjustments to reserve estimates are reflected in the financial statements in the periods in which the adjustments are made.
      Our loss and loss adjustment expense reserves increased to $34.0 million at December 31, 2004 from $27.2 million at December 31, 2003. Note 4 in the Notes to the Consolidated Financial Statements contains a roll forward of these amounts for the last three years showing the incurred losses and the actual payments for the current and prior years. During the fourth quarter of 2003, claim severity had increased, particularly on paid claims related to structured bulk transactions from the 2001 and 2002 book years. At that time, we concluded that these extremely limited amount of actual claim payments related to the 2001 and 2002 bulk book years did not constitute a long-term trend and we did not adjust the severity factors during 2003. During of the first half of 2004, we continued to experience adverse severity trends on claims paid, particularly on the 2001 and 2002 structured bulk book years. Additionally, during the first half of 2004, we settled some flow claims with extended delinquency periods at amounts that exceeded our expectations based upon the factors in place at the end of 2003.. As a result of these two factors reflecting both prior structured bulk and flow books, we increased our severity factors utilized in our reserve calculations in 2004. This action also contributed to the recognized deficiency in 2004. A redundancy in reserves is shown for 2003 and 2002. These redundancies resulted principally from settling case-basis reserves on default notices occurring in prior years for amounts less than expected. Over 81% of our insurance in force was written within the last two years.
      Experience indicates that years three through six have the highest incidence of defaults. Because of this fact, we expect loss reserves to continue to grow, reflecting the growth and aging of our insurance in force. However, we anticipate the increase in the loss reserves to be moderated somewhat as the number of structured bulk transactions with deductibles incorporated into the risk structure continues to increase. Based upon the current and reasonable estimates of future economic conditions, we expect cash flows from operations to be sufficient to cover the anticipated increase in expected claim payments.

      The following table shows default statistics as of December 31, 2004, and 2003.

	2004	2003

Total business:
Number of insured loans in force	266,574	236,234
Number of loans in default	5,445	4,242
Percentage of loans in default (default rate)	2.04%	1.80%
Flow business:
Number of insured loans in force	212,596	205,033
Number of loans in default	3,739	3,053
Percentage of loans in default	1.76%	1.49%
Structured bulk business:
Number of insured loans in force	53,978	31,201
Number of loans in default	1,706	1,189
With deductibles	410	17
Without deductibles	1,296	1,172
Percentage of loans in default*	3.16%	3.81%
Alt-A business**:
Number of insured loans in force	62,944	35,328
Number of loans in default	1,920	1,335
Percentage of loans in default	3.05%	3.78%

*	Calculated based on total number of loans in default

**	Alt-A is included in flow and structured bulk business amounts above
      The number of loans in default reported above includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current. The increase in the default rate for flow business is attributable primarily to the maturing of the flow portfolio for reasons consistent with the increase in reserves explained above. The default occurrences for both flow business and structured bulk business are consistent with management’s expectation.
Investment Portfolio

Portfolio Description
      We manage our investment portfolio to meet or exceed regulatory and rating agency requirements. We invest for the long term, and most of our investments are held until they mature. Our investment portfolio includes primarily fixed income securities, and the majority of these are tax-preferred state and municipal bonds. We have established a formal investment policy that describes our overall quality and diversification objectives and limits. Our investment policies and strategies are subject to change depending upon regulatory, economic, and market conditions as well as our existing financial condition and operating requirements, including our tax position. While we invest for the long term and most of our investments are held until they mature, we classify our entire investment portfolio as available for sale. This classification allows us the flexibility to dispose of securities in order to meet our investment strategies and operating requirements. All investments are carried on our balance sheet at fair value.

      The following schedule shows the growth and diversification of our investment portfolio (dollars in thousands).

	December 31, 2004		December 31, 2003

	Amount	Percent	Amount	Percent

Fixed maturity securities:
U.S. government obligations	$12,728	2.7%	$15,623	3.8%
Mortgage-backed bonds	80	0.0	99	0.0
State and municipal bonds	415,250	86.4	330,228	79.9
Corporate bonds	26,063	5.4	29,147	7.0

Total fixed maturities	454,121	94.5	375,097	90.7
Equity securities	10,272	2.2	12,771	3.1

Total available-for-sale securities	464,393	96.7	387,868	93.8
Short-term investments	16,095	3.3	25,659	6.2

	$480,488	100.0%	$413,527	100.0%

      We seek to provide liquidity in our investment portfolio through cash equivalent investments and through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity and duration in our investment portfolio consistent with our business outlook and the expected timing, direction, and degree of changes in interest rates. See Note 2 in Notes to Consolidated Financial Statements that describes the scheduled maturity of our fixed maturity investments. The duration to maturity of the fixed maturity portfolio was 10.6 years at December 31, 2004 compared to 11.2 years at December 31, 2003.
      Another way that we manage risk and liquidity is to limit our exposure on individual securities. The following table shows the ten largest exposures to an individual creditor in our investment portfolio as of December 31, 2004 (dollars in thousands):

	Carrying	% of Total
Name of Creditor	Value	Invested Assets

Atlanta, Georgia Airport	$6,948	1.50%
Federal National Mortgage Association	5,507	1.19%
Port of Seattle, Washington	5,158	1.11%
AAM/ZAZOVE Institutional Income Fund	5,029	1.08%
Denver, Colorado City and County Airport	4,285	0.92%
Cook County, Illinois	4,248	0.91%
Charlotte, North Carolina Airport	4,215	0.91%
State of Nevada Water Pollution Control	4,075	0.88%
University of Texas	4,047	0.87%
Chicago, Illinois O’Hare International Airport	3,949	0.85%
      As shown above, no investment in the securities of any single issuer exceeded 2% of our investment portfolio at December 31, 2004.

      The following table shows the results of our investment portfolio for the last three years (dollars in thousands).

	2004	2003	2002

Average investments at cost or amortized cost	$428,233	$363,810	$303,508
Pre-tax net investment income	$19,754	$17,082	$16,099
Effective pre-tax yield	4.6%	4.7%	5.3%
Tax-equivalent yield-to-maturity	7.0%	7.1%	7.9%
Pre-tax realized investment gain (loss)	$504	$3,029	$(2,519)
      The drop in the effective pre-tax yield shown above reflects the decrease in new money rates available for investment coupled with our strategies to increase the overall credit quality of the portfolio and increase our investment in state and municipal bonds.

Unrealized Gains and Losses
      The following table summarizes by category our unrealized gains and losses in our securities portfolio at December 31, 2004 (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Fixed maturity securities:
U.S. government obligations	$12,873	$66	$(211)	$12,728
Mortgage-backed bonds	73	7	—	80
State and municipal bonds	399,329	16,157	(236)	415,250
Corporate bonds	23,157	2,906	—	26,063

Subtotal, fixed maturities	435,432	19,136	(447)	454,121
Equity securities	8,626	1,779	(133)	10,272

Total securities	$444,058	$20,915	$(580)	$464,393

      These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. Of the gross unrealized losses on fixed maturity securities shown above, approximately $327,000 related to bonds with a maturity date in excess of ten years. The largest individual unrealized loss on any one security at December 31, 2004 was approximately $105,000 on a bond with an amortized cost of $2.0 million. Gross unrealized gains and losses at December 31, 2003 were $18.0 million and $(0.8) million, respectively.

Credit Risk
      Credit risk is inherent in an investment portfolio. We manage this risk through a structured approach to internal investment quality guidelines and diversification while assessing the effects of the changing economic landscape. One way we attempt to limit the inherent credit risk in the portfolio is to maintain investments with high ratings. The following table shows our investment portfolio by credit ratings (dollars in thousands).

	December 31, 2004		December 31, 2003

	Amount	Percent	Amount	Percent

Fixed Maturities:
U.S. treasury and agency bonds	$12,808	2.8%	$15,722	4.2%
AAA	337,958	74.4	256,291	68.3
AA	53,285	11.7	50,428	13.4
A	33,530	7.4	35,937	9.6
BBB	12,680	2.8	10,347	2.8
BB	254	0.1	2,204	0.7
B	205	0.0	1,669	0.4
CCC and lower	215	0.1	525	0.1
Not rated	3,186	0.7	1,974	0.5

Total fixed maturities	$454,121	100.0%	$375,097	100.0%

Equities:
AAA	$0	0.0%	$0	0.0%
AA	2,242	21.8	3,279	25.7
A	5,429	52.9	4,640	36.3
BBB	514	5.0	523	4.1
BB	0	0.0	0	0.0
B	1,760	17.1	2,427	19.0
C	0	0.0	153	1.2
Not rated	327	3.2	1,749	13.7

Total equities	$10,272	100.0%	$12,771	100.0%

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

      When we conclude that a decline is other than temporary, the security is written down to fair value through a charge to realized investment gains and losses. We adjust the amortized cost for securities that have experienced other-than-temporary impairments to reflect fair value at the time of the impairment. We consider factors that lead to an other-than-temporary impairment of a particular security in order to determine whether these conditions have impacted other similar securities.
      Of the approximate $580,000 of gross unrealized losses at December 31, 2004, no securities had a fair value to cost or amortized cost ratio of less than 80% and none were included in our potentially distressed securities list mentioned above.
      Information about unrealized gains and losses is subject to changing conditions. Securities with unrealized gains and losses will fluctuate, as will those securities that we identify as potentially distressed. Our current evaluation of other-than-temporary impairments reflects our intent to hold certain securities for a reasonable period of time sufficient for a forecasted recovery of fair value. However, we may subsequently decide to sell certain of these securities in future periods as a result of facts and circumstances impacting a specific security. If we make the decision to dispose of a security with an unrealized loss, we will write down the security to its fair value if we have not sold it by the end of the reporting period.

Realized Losses and Impairments
      Realized losses include both write-downs of securities with other-than-temporary impairments and losses from the sales of securities. During 2004, we wrote down six securities by a total of approximately $480,000. Further details on the significant write-downs in 2004 are as follows:

•	Approximately $192,000 was a write-down on preferred stock in an international airline for which the value had fluctuated below 80% of amortized cost for over a year. The write-down resulted from our assessment that the security was other-than-temporarily impaired because of a reduction in credit quality by rating agencies. We later sold this security in 2004 and realized a small gain. The circumstances surrounding this impairment did not impact other securities in our portfolio.

•	Approximately $176,000 was a write-down on common stock of a pharmaceutical company for which the value had fluctuated below 80% of amortized cost after the company had to cease sales of one of its major products due to alleged health risks. Rating agencies then reduced the credit ratings for this company. We sold this security in the fourth quarter following the write-down at an amount that approximated its carrying value after the write-down. The circumstances surrounding this impairment did not impact other securities in our portfolio.
      During 2003, we wrote down five securities by a total of approximately $779,000. Further details on the significant write-downs in 2003 are as follows:

•	Approximately $216,000 was a write-down on common stock of an automobile manufacturer for which the value had fluctuated below 85% of amortized cost for more than six months. Our assessment deemed that the security would not significantly recover in value over our anticipated holding period. This security was later sold at an amount that approximated its carrying value after the write-down. The circumstances surrounding this impairment did not impact other securities in our portfolio.

•	Approximately $173,000 was a write-down on common stock of an energy provider for which the value had fluctuated below 85% of amortized cost for more than six months. Our assessment deemed that the security would not significantly recover in value over our anticipated holding period. The circumstances surrounding this impairment did not impact other securities in our portfolio.

•	Approximately $175,000 was a write-down on a bond issue collateralized by high-yield securities that continued to experience excessive defaults on its underlying securities. The circumstances surrounding this impairment did not impact other securities in our portfolio.

•	Approximately $165,000 was a write-down on common stock of a pharmaceutical company for which patents on various products were expiring. The market value of the equity had fluctuated below 55% of its cost. We subsequently sold these securities at an amount that approximated its carrying value after the write-down. The circumstances surrounding this impairment did not impact other securities in our portfolio.

Liquidity and Capital Resources
      Our sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and prepaid federal income taxes in the form of Tax and Loss Bonds.
      We generated positive cash flow from operating activities of $68.9 million in 2004 compared to $59.3 million for 2003 and $47.0 million for 2002. The increase in cash flow from operating activities in 2004 reflects the growth in premiums and investment income partially offset by an increase in losses and other operating expenses paid. Our business does not routinely require significant capital expenditures other than for enhancements to our computer systems and technological capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities. We have no existing lines of credit due to the sufficiency of the operating funds from the sources described above.
      The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay the parent company. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and that limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department. There have been no dividends paid by the insurance subsidiaries to the parent company. Further, there are no restrictions or requirements for capital support arrangements between the parent company and Triad or its subsidiaries.
      We cede business to captive reinsurance subsidiaries of certain mortgage lenders (“captives”), primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds or letters of credit.
      Total stockholders’ equity increased to $437.3 million at December 31, 2004, from $369.9 million at December 31, 2003. This increase resulted primarily from 2004 net income of $58.4 million and additional paid-in-capital of $5.7 million resulting from the exercise of employee stock options and the related tax benefit.
      Total statutory policyholders’ surplus for our insurance subsidiaries increased to $135.7 million at December 31, 2004, from $128.2 million at December 31, 2003. The primary difference between statutory policyholders’ surplus and equity computed under generally accepted accounting principles is the statutory contingency reserve. The balance in the statutory contingency reserve was $369.4 million at December 31, 2004, compared to $302.7 million at December 31, 2003. Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. Statutory capital amounted to $505.1 million at December 31, 2004, compared to $430.9 million at December 31, 2003.
      Triad’s ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad’s ability to write additional insurance. A number of states also generally limit Triad’s risk-to-capital ratio to 25-to-1. As of December 31, 2004, Triad’s risk-to-capital ratio was 14.0-to-1 as compared to 15.3-to-1 at December 31, 2003. The risk-to-capital ratio is calculated using net risk in force, which takes into account risk ceded under reinsurance arrangements, including captive risk-sharing arrangements as well as any applicable stop-loss limits, as the numerator, and statutory capital as the denominator.
      Triad is rated “AA” by both Standard & Poor’s Ratings Services and Fitch Ratings and “Aa3” by Moody’s Investors Service. S&P has not changed its “Negative” rating outlook for the U.S. private mortgage insurance industry that was issued in July of 2003. In December 2004, Fitch maintained its “Negative” rating outlook for the U.S. private mortgage insurance industry. Currently, Fitch, S&P, and Moody’s all report a “Stable” ratings outlook for Triad. A reduction in Triad’s rating or outlook could adversely affect our operations.

      Fannie Mae has revised its approval requirements for mortgage insurers. The new rules require prior approval by Fannie Mae for many of Triad’s activities and new products, allow for other approved types of mortgage insurers rated less than “AA,” and give Fannie Mae increased rights to revise the eligibility standards of mortgage insurers. We do not see any material impact on our current or future operations as a result of the new rules, although a material impact could still occur if Fannie Mae were to begin to utilize mortgage insurers rated below “AA” or revise eligibility standards of mortgage insurers in a way that would be adverse to Triad.
      The Office of Federal Housing Enterprise Oversight (OFHEO) issued its risk-based capital rules for Fannie Mae and Freddie Mac in the first quarter of 2002. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a “AAA” rated private mortgage insurer than for insurance from a “AA” rated private mortgage insurer. The phase-in period for OFHEO’s risk-based capital rules is ten years. We do not believe the new risk-based capital rules had an adverse impact on our financial condition through 2004 nor that these rules will have a significant adverse impact on our financial condition in the future. However, if the risk-based capital rules result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, our financial condition could be significantly harmed.
Off Balance Sheet Arrangements and Aggregate Contractual Obligations
      We lease office facilities, automobiles, and office equipment under operating leases with minimum lease commitments that range from one to ten years. We have no capitalized leases or material purchase commitments.
      Our long-term debt has a single maturity date of 2028. The following schedule represents our aggregate contractual obligations as of December 31, 2004 (in thousands).

		Payments Due By Period

		Less Than	1 – 3	3 – 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$35,000	$—	$—	$—	$35,000
Operating leases	10,618	2,015	2,924	2,265	3,414
Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP	34,042	23,829	10,213	—	—

Total	$79,660	$25,844	$13,137	$2,265	$38,414

      The other long-term liabilities reflected on the Registrant’s balance sheet under GAAP category above is comprised of our reserve for losses and loss adjustment expenses.
Market Risk Exposure
      Fixed maturity securities represented approximately 95% of our invested assets at December 31, 2004. While the fair value of these fixed rate securities generally bears an inverse relationship to changes in prevailing market interest rates, a change in market interest rates would not immediately impact earnings because we generally hold these securities until maturity. However, a decrease in market interest rates generally will have the effect of initiating an early call provision of those securities possessing such provisions. The proceeds relating to the early called securities in a decreasing interest rate environment generally are invested in lower yielding investments that would ultimately decrease earnings. Our long-term debt matures in 2028 with no early call or put provisions and bears interest at a fixed rate of 7.9% per annum. The fair value of this debt is sensitive to changes in prevailing interest rates; however, a change in rates would not impact earnings. We believe that a 20% increase or decrease in market interest rates is reasonable for the upcoming year. A 20% relative increase or decrease in market interest rates that affect our financial instruments would not have a material impact on earnings during the next fiscal year.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
      Management’s Discussion and Analysis and this Report contain forward-looking statements relating to future plans, expectations, and performance, which involve various risks and uncertainties, including, but not limited to, the following:

•	interest rates may increase or decrease from their current levels;

•	housing prices may increase or decrease from their current levels;

•	housing transactions requiring mortgage insurance may decrease for many reasons including changes in interest rates or economic conditions or alternative credit enhancement products;

•	our market share may change as a result of changes in underwriting criteria or competitive products or rates;

•	the amount of insurance written could be adversely affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae (Government Sponsored Enterprises);

•	our financial condition and competitive position could be affected by legislation or regulation impacting the mortgage guaranty industry or the Government Sponsored Entities, specifically, and the financial services industry in general;

•	rating agencies may revise methodologies for determining our financial strength ratings and may revise or withdraw the assigned ratings at any time;

•	decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings;

•	the amount of insurance written and the growth in insurance in force or risk in force as well as our performance may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, and pricing of our products and services and our competitors;

•	if we fail to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans;

•	with consolidation occurring among mortgage lenders and our concentration of insurance in force generated through relationships with significant lender customers, our margins may be compressed and the loss of a significant customer may have an adverse effect on our earnings;

•	our performance may be impacted by changes in the performance of the financial markets and general economic conditions;

•	economic downturns in regions where our risk is more concentrated could have a particularly adverse effect on our financial condition and loss development;

•	revisions in risk-based capital rules by the Office of Federal Housing Enterprise Oversight for Fannie Mae and Freddie Mac could severely limit our ability to compete against various types of credit protection counterparties, including “AAA” rated private mortgage insurers;

•	changes in the eligibility guidelines of Fannie Mae or Freddie Mac could have an adverse effect on the Company;

•	proposed regulation by the Department of Housing and Urban Development to exclude packages of real estate settlement services, which may include any required mortgage insurance premium paid at closing, from the anti-referral provisions of the Real Estate Settlement Procedures Act could adversely affect our earnings.

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

Item 8.	Financial Statements and Supplementary Data.
      The Financial Statements and Supplementary Data are presented in a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9(a).	Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
      Triad Guaranty Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Triad Guaranty Inc.’s management, including its Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based upon the definition of “disclosure controls and procedures” as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment to the cost-benefit relationship of possible controls and procedures.
      As of December 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, management has concluded that disclosure controls and procedures as of December 31, 2004 were effective in ensuring that material information required to be disclosed in this Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Changes in Internal Control over Financial Reporting
      There have been no significant changes in Triad Guaranty Inc.’s internal control over financial reporting during the quarter ended December 31, 2004 that would have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting in an adverse manner. There were several remediation efforts that improved the internal control over financial reporting that occurred in the fourth quarter of 2004, specifically in the area of documentation of management reviews of interim financial data.
Management’s Annual Report on Internal Control over Financial Reporting
      Management of Triad Guaranty Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Triad Guaranty Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Triad Guaranty Inc.; (2) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (3) provide reasonable assurance that receipts and expenditures of Triad Guaranty Inc. are being made in accordance with authorization of management and directors of Triad Guaranty Inc; and (4) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements. Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices) and actions taken to correct deficiencies as identified.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of Triad Guaranty Inc.’s internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management determined that, as of December 31, 2004, Triad Guaranty Inc. maintained effective internal control over financial reporting.
      Ernst & Young, LLP, Triad Guaranty Inc.’s independent registered public accounting firm that audits the consolidated financial statements of Triad Guaranty Inc. included in this report has audited management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of Triad Guaranty Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Triad Guaranty Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triad Guaranty Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Triad Guaranty Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Triad Guaranty Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triad Guaranty Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Triad Guaranty Inc. and our report dated March 10, 2005 expressed an unqualified opinion thereon.

Greensboro, North Carolina
March 10, 2005

Item 9(b).	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Information regarding our directors and nominees for directors is included in our Proxy Statement for the 2005 Annual Meeting of Stockholders, and is hereby incorporated by reference.
      For information regarding our executive officers, reference is made to the section entitled “Executive Officers” in Part I, Item 1 of this Report.
      The Board of Directors has adopted a Code of Ethics for the Company’s principal executive and senior financial officers. This Code supplements the Company’s Code of Conduct applicable to all employees and directors and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. Both of these documents can be found on the Company’s website at http://www.triadguaranty.com under the Corporate Governance page.

Item 11.	Executive Compensation.
      This information is included in our Proxy Statement for the 2005 Annual Meeting of Stockholders, and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
      This information is included in our Proxy Statement for the 2005 Annual Meeting of Stockholders, and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions.
      This information is included in our Proxy Statement for the 2005 Annual Meeting of Stockholders, and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services.
      This information is included in our Proxy Statement for the 2005 Annual Meeting of Stockholders, and is hereby incorporated by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
      (a) (1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report.
      (a) (3) Listing of Exhibits — The response to this portion of Item 15 is submitted as a separate section of this report.
      (b) Reports on Form 8-K filed or furnished during the fourth quarter of 2004 and through the date of this Form 10-K filing.
      October 29, 2004 — Triad Guaranty Inc. issued a news release announcing its financial results for the three-month and nine-month periods ended September 30, 2004.
      December 14, 2004 — Triad Guaranty Inc. terminated its investment advisory agreement (formerly Exhibit 10.4) and entered into a new consulting agreement for advice and counsel during the transition to Conning Asset Management Company.
      December 23, 2004 — Triad Guaranty Inc. terminated its administrative services agreement (formerly Exhibit 10.3) and entered into a new agreement for administrative and support services.
      January 27, 2005 — Triad Guaranty Inc. issued a news release announcing its financial results for the fourth quarter and the fiscal year ended December 31, 2004.
      (c) Exhibits — The response to this portion of Item 15 is submitted as a separate section of this report.
      (d) Financial Statement Schedules — The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March 2005.

By	/s/ Darryl W. Thompson

Darryl W. Thompson
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 11th day of March, 2005 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ William T Ratliff, III William T Ratliff, III	Chairman of the Board

/s/ Darryl W. Thompson Darryl W. Thompson	President, Chief Executive Officer, and Director

/s/ Ron D. Kessinger Ron D. Kessinger	Senior Executive Vice President, Chief Operating Officer and Acting Chief Financial Officer

/s/ Kenneth S. Dwyer Kenneth S. Dwyer	Vice President, and Chief Accounting Officer

/s/ David W. Whitehurst David W. Whitehurst	Director

/s/ Robert T. David Robert T. David	Director

/s/ Michael A. F. Roberts Michael A. F. Roberts	Director

/s/ Richard S. Swanson Richard S. Swanson	Director

/s/ Glenn T. Austin, Jr. Glenn T. Austin, Jr.	Director

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) and (2), (3), (c), and (d)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
INDEX TO EXHIBITS
CONSOLIDATED FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
CERTAIN EXHIBITS
YEAR ENDED DECEMBER 31, 2004
TRIAD GUARANTY INC.
WINSTON–SALEM, NORTH CAROLINA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
(Item 15(a) 1 and 2)

Page

Consolidated Financial Statements
Report of Independent Auditors	57
Consolidated Balance Sheets at December 31, 2004 and 2003	58
Consolidated Statements of Income for each of the three years in the period ended December 31, 2004	59
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2004	60
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004	61
Notes to Consolidated Financial Statements	62
Financial Statement Schedules
Schedules at and for each of the three years in the period ended December 31, 2004
Schedule I — Summary of Investments — Other Than Investments in Related Parties	77
Schedule II — Condensed Financial Information of Registrant	78
Schedule IV — Reinsurance	83
      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

INDEX TO EXHIBITS
(Item 15(a) 3)

Exhibit
Number		Description of Exhibit

3.1		Certificate of Incorporation of the Registrant, as amended(5) (Exhibit 3.1)
3.2		By-Laws of the Registrant as amended March 21, 2003 (Exhibit 3.2(c)) (10)
4.1		Form of Common Stock certificate(1) (Exhibit 4(a))
4.2		Indenture Between Triad Guaranty Inc. and Banker’s Trust Co.(6) (Exhibit 4.2)
10.1		1993 Long-Term Stock Incentive Plan(1)(3) (Exhibit 10(a))
10.6		Registration Agreement among the Registrant, Collateral Investment Corp. and Collateral Mortgage, Ltd.(2) (Exhibit 10.6)
10.7		Employment Agreement between the Registrant and Darryl W. Thompson(2)(3) (Exhibit 10.7)
10.11		Employment Agreement between the Registrant and Ron D. Kessinger(2)(3) (Exhibit 10.11)
10.16		Economic Value Added Incentive Bonus Program (Senior Management)(4) (Exhibit 10.16)
10.17		Amendment to Employment Agreement between the Registrant and Darryl W. Thompson(3)(4) (Exhibit 10.17)
10.20		Amendment to Employment Agreement between the Registrant and Ron D. Kessinger(3)(4) (Exhibit 10.20)
10.21		Excess of Loss Reinsurance Agreement between Triad Guaranty Insurance Corporation, Capital Mortgage Reinsurance Company, and Federal Insurance Company.(7) (Exhibit 10.21)
10.22		Excess of Loss Reinsurance Agreement between Triad Guaranty Insurance Corporation and Ace Capital Mortgage Reinsurance Company.(8) (Exhibit 10.22)
10.23		Employment Agreement between the Registrant and Earl F. Wall(3)(9) (Exhibit 10.23)
10.25		Employment Agreement between the Registrant and Kenneth N. Lard(3) (Exhibit 10.25)
10.26		Employment Agreement between the Registrant and Kenneth C. Foster(3) (Exhibit 10.26)
*10	.27	Consulting Agreement between the Registrant, Triad Guaranty Insurance Corporation, Triad Guaranty Assurance Company and Collateral Mortgage, Ltd. Providing advice and counsel regarding the investment strategy and tactics of Conning Asset Management Company, the Registrant’s new investment advisor. (Exhibit 10.27)
*10	.28	Administrative Services Agreement between the Registrant, Triad Guaranty Insurance Corporation, Collateral Mortgage, Ltd., Collat, Inc., and New South Federal Savings Bank (Exhibit 10.28)
21.1		Subsidiaries of the Registrant(7) (Exhibit 21.1)
*23	.1	Consent of Ernst & Young LLP (Exhibit 23.1)
*31	.1	Chief Executive Officer Sarbanes-Oxley Act Section 302 Certification dated March 11, 2005, for the Triad Guaranty Inc.’s Annual report on Form 10-K for the year ended December 31, 2004
*31	.2	Acting Chief Financial Officer Sarbanes-Oxley Act Section 302 Certification dated March 11, 2005, for the Triad Guaranty Inc.’s Annual report on Form 10-K for the year ended December 31, 2004
*32	.1	Chief Executive Officer Sarbanes-Oxley Act Section 906 Certification dated March 11, 2005, for the Triad Guaranty Inc.’s Annual report on Form 10-K for the year ended December 31, 2004
*32	.2	Acting Chief Financial Officer Sarbanes-Oxley Act Section 906 Certification dated March 11, 2005, for the Triad Guaranty Inc.’s Annual report on Form 10-K for the year ended December 31, 2004

*	Filed Herewith.

(1)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant’s Registration Statement on Form S–1 filed October 22, 1993 and amendments thereto.

(2)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1993 Form 10–K.

(3)	Denotes management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S–K.

(4)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1996 Form 10–K.

(5)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the June 30, 1997 Form 10–Q.

(6)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1997 Form 10–K.

(7)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1999 Form 10–K.

(8)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 2000 Form 10–K.

(9)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the June 30, 2002 Form 10–Q.

(10)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 2002 Form 10–K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Triad Guaranty Inc.
      We have audited the accompanying consolidated balance sheets of Triad Guaranty Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Guaranty Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Triad Guaranty Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

Greensboro, North Carolina
March 10, 2005

TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	December 31

	2004	2003

	(In thousands, except
	share data)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: 2004 — $435,432; 2003 — $359,885)	$454,121	$375,097
Equity securities (cost: 2004 — $8,626; 2003 — $10,769)	10,272	12,771
Short-term investments	16,095	25,659

	480,488	413,527
Cash	6,865	973
Real estate	211	146
Accrued investment income	6,229	4,575
Deferred policy acquisition costs	32,453	29,363
Property and equipment, at cost less accumulated depreciation (2004 — $15,172; 2003 — $11,867)	8,945	9,369
Prepaid federal income tax	119,132	98,124
Income taxes recoverable	977	—
Reinsurance recoverable	1,164	881
Other assets	15,571	18,621

Total assets	$672,035	$575,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$34,042	$27,186
Unearned premiums	15,942	15,629
Amounts payable to reinsurer	4,467	3,243
Current taxes payable	—	6
Deferred income taxes	137,925	115,459
Unearned ceding commission	200	669
Long-term debt	34,493	34,486
Accrued interest on debt	1,275	1,275
Accrued expenses and other liabilities	6,348	7,696

Total liabilities	234,692	205,649
Commitments and contingencies (Notes 5, 7, and 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share — authorized 1,000,000 shares, no shares issued and outstanding	—	—
Common stock, par value $.01 per share — authorized 32,000,000 shares, issued and outstanding 14,631,678 shares at December 31, 2004, and 14,438,637 at December 31, 2003	146	144
Additional paid-in capital	94,852	87,513
Accumulated other comprehensive income, net of income tax liability of $7,117 at December 31, 2004, and $6,025 at December 31, 2003	13,218	11,190
Deferred compensation	(1,501)	(1,128)
Retained earnings	330,628	272,211

Total stockholders’ equity	437,343	369,930

Total liabilities and stockholders’ equity	$672,035	$575,579

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	2004	2003	2002

	(In thousands, except share data)
Revenue:
Premiums written:
Direct	$176,696	$154,046	$124,214
Ceded	(35,365)	(27,310)	(18,345)

Net premiums written	141,331	126,736	105,869
Change in unearned premiums	(339)	(7,004)	(802)

Earned premiums	140,992	119,732	105,067
Net investment income	19,754	17,082	16,099
Net realized investment gains (losses)	504	3,029	(2,519)
Other income	16	24	72

	161,266	139,867	118,719
Losses and expenses:
Net losses and loss adjustment expenses	35,864	23,833	14,063
Interest expense on debt	2,772	2,772	2,771
Amortization of deferred policy acquisition costs	14,256	18,112	13,742
Other operating expenses (net of acquisition costs deferred)	26,483	22,776	22,900

	79,375	67,493	53,476

Income before income taxes	81,891	72,374	65,243
Income taxes:
Current	2,295	716	667
Deferred	21,179	20,567	19,473

	23,474	21,283	20,140

Net income	$58,417	$51,091	$45,103

Earnings per common and common equivalent share:
Basic	$4.04	$3.57	$3.21

Diluted	$3.98	$3.52	$3.15

Shares used in computing earnings per common and common equivalent share:
Basic	14,458,453	14,322,216	14,060,420

Diluted	14,681,228	14,509,538	14,331,581

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Accumulated
		Additional	Other
	Common	Paid-In	Comprehensive	Deferred	Retained
	Stock	Capital	Income	Compensation	Earnings	Total

	(In thousands, except share data)
Balance at December 31, 2001	$137	$69,058	$975	$(117)	$176,017	$246,070
Net income	—	—	—	—	45,103	45,103
Other comprehensive income — net of tax:
Change in unrealized gain	—	—	7,659	—	—	7,659

Comprehensive income						52,762
Issuance of common stock under stock incentive plan	5	5,684	—	—	—	5,689
Tax effect of exercise of non-qualified stock options	—	4,494	—	—	—	4,494
Net issuance of restricted stock under stock incentive plan	—	933	—	(933)	—	—
Amortization of deferred compensation	—	—	—	392	—	392

Balance at December 31, 2002	142	80,169	8,634	(658)	221,120	309,407
Net income	—	—	—	—	51,091	51,091
Other comprehensive income — net of tax:
Change in unrealized gain	—	—	2,556	—	—	2,556

Comprehensive income						53,647
Issuance of common stock under stock incentive plan	2	4,051	—	—	—	4,053
Tax effect of exercise of non-qualified stock options	—	2,133	—	—	—	2,133
Net issuance of restricted stock under stock incentive plan	—	1,160	—	(1,160)	—	—
Amortization of deferred compensation	—	—	—	690	—	690

Balance at December 31, 2003	144	87,513	11,190	(1,128)	272,211	369,930
Net income	—	—	—	—	58,417	58,417
Other comprehensive income — net of tax:
Change in unrealized gain	—	—	2,028	—	—	2,028

Comprehensive income						60,445
Issuance of common stock under stock incentive plan	2	3,739	—	—	—	3,741
Tax effect of exercise of non-qualified stock options	—	1,995	—	—	—	1,995
Net issuance of restricted stock under stock incentive plan	—	1,605	—	(1,605)	—	—
Amortization of deferred compensation	—	—	—	1,232	—	1,232

Balance at December 31, 2004	$146	$94,852	$13,218	$(1,501)	$330,628	$437,343

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Operating activities
Net income	$58,417	$51,091	$45,103
Adjustments to reconcile net income to net cash provided by operating activities:
Loss and unearned premium reserves	7,169	12,916	4,258
Accrued expenses and other liabilities	(1,348)	215	(2,624)
Current taxes payable	(6)	(592)	558
Income taxes recoverable	(977)	—	—
Amounts due to/from reinsurer	941	(743)	492
Accrued investment income	(1,654)	(1,487)	108
Policy acquisition costs deferred	(17,346)	(18,478)	(16,795)
Amortization of policy acquisition costs	14,256	18,112	13,742
Net realized investment (gains) losses	(504)	(3,029)	2,519
Provision for depreciation	3,319	2,941	2,778
Accretion of discount on investments	(836)	(3,212)	(4,601)
Deferred income taxes	21,179	20,567	19,473
Prepaid federal income taxes	(21,008)	(20,338)	(15,167)
Unearned ceding commission	(469)	(717)	(938)
Other assets	3,050	(1,450)	(1,318)
Other operating activities	4,735	3,518	(636)

Net cash provided by operating activities	68,918	59,314	46,952
Investing activities
Securities available-for-sale:
Purchases — fixed maturities	(153,262)	(186,509)	(94,889)
Sales and maturities — fixed maturities	77,961	117,908	59,696
Purchases — equities	(809)	(2,044)	(2,160)
Sales and maturities — equities	2,674	1,525	1,797
Net change in short-term investments	9,564	9,644	(16,564)
Purchases of property and equipment	(2,895)	(3,151)	(1,141)

Net cash used in investing activities	(66,767)	(62,627)	(53,261)
Financing activities
Proceeds from exercise of stock options	3,741	4,053	5,689

Net cash provided by financing activities	3,741	4,053	5,689
Net change in cash	5,892	740	(620)
Cash at beginning of year	973	233	853

Cash at end of year	$6,865	$973	$233

Supplemental schedule of cash flow information
Cash paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$23,692	$21,588	$16,024
Interest	$2,765	$2,765	2,765
See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

Basis of Presentation
      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which vary in some respects from statutory accounting practices which are prescribed or permitted by the various state insurance departments.

Consolidation
      The consolidated financial statements include the amounts of Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”) and Triad’s wholly-owned subsidiaries, Triad Guaranty Assurance Corporation (“TGAC”) and Triad Re Insurance Corporation (“Triad Re”). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates
      The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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
      The Company reviews the persistency of policies in force and makes appropriate adjustments to the amortization of deferred policy acquisition costs to reflect policy cancellations. In addition, the recoverability

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of deferred costs is tested by calculating an estimated gross profit for each book year and comparing that to the unamortized asset balance by book year. If this comparison indicates a premium deficiency for a given book year, any unamortized acquisition cost to the extent of that deficiency is charged to expense.

Property and Equipment
      Property and equipment is recorded at cost and is depreciated principally on a straight-line basis over the estimated useful lives, generally three to five years, of the depreciable assets. Property and equipment primarily consists of computer hardware, software, furniture, and equipment.

Loss and Loss Adjustment Expense Reserves
      Reserves are provided for the estimated costs of settling claims in respect of loans reported to be in default and estimates of loans in default which have not been reported to the Company. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. Amounts for salvage recoverable are considered in the determination of the reserve estimates. Loss reserves are established by management using historical experience and by making various assumptions and judgments about claim rates (frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default. The Company’s reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as age, policy year, geography, and chronic late payment characteristics. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

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

Income Taxes
      The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
      Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves. Generally, the amounts so deducted must be included in taxable income in the tenth subsequent year. This deduction is allowed only to the extent that non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction. The Company accounts for these purchases as a prepayment of federal income taxes. Current income tax expense is primarily associated with the addition to taxable income in the current year of the contingency reserve deduction from ten years prior.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Recognition
      The Company writes policies that are guaranteed renewable contracts at the policyholder’s option on single premium, annual premium, and monthly premium bases. The Company does not have the option to re-underwrite these contracts. Premiums written on a monthly basis are earned in the month coverage is provided. Premiums written on annual policies are earned on a monthly pro rata basis. Single premium policies covering more than one year are amortized over the estimated policy life in accordance with the expiration of risk.
      Cancellation of a policy generally results in the unearned portion of the premium paid being refunded to the policyholder. However, many of the annual paying policies are paid by the lender and are non-refundable. The cancellation of one of these policies would impact earned premium through the release of the unearned premium reserve at the time of the cancellation. The amounts earned through the cancellation of annual paying policies are not significant to earned premium.

Significant Customers
      During 2004, one customer accounted for approximately 16% and another customer accounted for approximately 14% of total revenue. In 2003, these same two customers accounted for approximately 14% each of the Company’s revenue while one customer accounted for approximately 11% of the Company’s revenue in 2002.

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
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation expense for stock options been recognized using the fair value method on the grant date, net income and earnings per share on a pro forma basis would have been (in thousands, except for earnings per share data):

	2004	2003	2002

Net income — as reported	$58,417	$51,091	$45,103
Net income — pro forma	$57,915	$50,434	$44,261
Earnings per share — as reported:
Basic	$4.04	$3.57	$3.21
Diluted	$3.98	$3.52	$3.15
Earnings per share — pro forma:
Basic	$4.01	$3.52	$3.15
Diluted	$3.94	$3.48	$3.09

Earnings Per Share
      Basic and diluted earnings per share are based on the weighted-average daily number of shares outstanding. For diluted earnings per share, the denominator includes the dilutive effect on the weighted-average shares outstanding of employee stock options and nonvested restricted stock. There are no other reconciling items between the denominator used in basic earnings per share and diluted earnings per share.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The numerator used in basic earnings per share and diluted earnings per share is the same for all periods presented.

Comprehensive Income
      The only element of other comprehensive income applicable to the Company is changes in unrealized gains and losses on securities classified as available-for-sale, which is displayed in the following table, along with related tax effects (in thousands):

	2004	2003	2002

Unrealized gains arising during the period, before taxes	$3,624	$6,964	$9,265
Income taxes	(1,268)	(2,439)	(3,243)

Unrealized gains arising during the period, net of taxes	2,356	4,525	6,022

Less reclassification adjustment:
Gains (losses) realized in net income	504	3,029	(2,519)
Income taxes	(176)	(1,060)	882

Reclassification adjustment for gains (losses) realized in net income	328	1,969	(1,637)

Other comprehensive income	$2,028	$2,556	$7,659

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires the compensation cost relating to stock-based payment transactions to be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company tentatively plans to adopt SFAS 123R in the first quarter of 2005, although a final decision has not been made.
      SFAS 123R permits public companies to adopt its requirement using one of two methods: 1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or 2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS 123R using the modified prospective method.
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a slight impact on the Company’s results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 1 to our consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options, and whether the Company will be in a taxable position).

Reclassifications
      Certain amounts in prior years have been reclassified to conform with the current year presentation.

2.	Investments
      The cost or amortized cost and the fair value of investments are as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

At December 31, 2004
Available-for-sale securities:
Fixed maturity securities:
Corporate	$23,157	$2,906	$—	$26,063
U.S. Government	12,873	67	212	12,728
Mortgage-backed	73	7	—	80
State and municipal	399,329	16,157	236	415,250

Total	435,432	19,137	448	454,121
Equity securities	8,626	1,779	133	10,272

Total	$444,058	$20,916	$581	$464,393

At December 31, 2003
Available-for-sale securities:
Fixed maturity securities:
Corporate	$25,951	$3,367	$171	$29,147
U.S. Government	15,477	238	92	15,623
Mortgage-backed	89	10	—	99
State and municipal	318,368	12,284	424	330,228

Total	359,885	15,899	687	375,097
Equity securities	10,769	2,084	82	12,771

Total	$370,654	$17,983	$769	$387,868

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the Company had 32 securities with gross unrealized losses. The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 (in thousands):

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
U.S. Government	$970	$31	$2,815	$181	$3,785	$212
State and municipal	6,539	42	7,858	194	14,397	236

Subtotal	7,509	73	10,673	375	18,182	448
Equity securities	1,319	133	—	—	1,319	133

Total temporarily impaired securities	$8,828	$206	$10,673	$375	$19,501	$581

      The majority of the gross unrealized losses related to fixed maturities that have been in a continuous loss position less than 12 months are due to changes in interest rates. The majority of the fixed maturities that have unrealized losses continuously for 12 months or more are the result of thinly traded securities that tend to have lower valuations than actively traded securities. None of the fixed maturity securities with unrealized losses have ever missed, or been delinquent on, a scheduled principal or interest payment. The unrealized losses related to equity securities are the result of what we perceive to be temporary market fluctuations. The Company reviews its investments quarterly to identify and evaluate whether any investments have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company believes at this point in time that the positive evidence far outweighs the negative evidence and all of these unrealized losses are temporary. Charges of $480,000 were recognized in 2004 and $785,000 in 2003 related to other-than-temporary declines in the fair values of certain fixed maturity and equity investments.
      The amortized cost and estimated fair value of investments in fixed maturity securities, at December 31, 2004, are summarized by stated maturity as follows (in thousands):

	Available-for-Sale

	Amortized	Fair
	Cost	Value

Maturity:
One year or less	$4,284	$4,312
After one year through five years	8,940	9,406
After five years through ten years	60,899	63,401
After ten years	361,236	376,922
Mortgage-backed securities	73	80

Total	$435,432	$454,121

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Realized gains and losses on sales of investments are as follows (in thousands):

	Year Ended December 31

	2004	2003	2002

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$626	$4,579	$1,833
Gross realized losses	(146)	(885)	(3,948)
Equity securities:
Gross realized gains	416	101	15
Gross realized losses	(435)	(742)	(576)
Covered call options:
Gross realized gains	43	4	189
Gross realized losses	—	(28)	(32)

Net realized gains (losses)	$504	$3,029	$(2,519)

      Net unrealized appreciation (depreciation) on fixed maturity securities changed by $3,477,000, $1,479,000, and $13,410,000 in 2004, 2003, and 2002, respectively; the corresponding amounts for equity securities were ($356,000), $2,460,000, and ($1,626,000).
      Major categories of the Company’s net investment income are summarized as follows (in thousands):

	Year Ended December 31

	2004	2003	2002

Income:
Fixed maturities	$19,829	$16,929	$15,809
Preferred stocks	385	368	438
Common stocks	176	197	179
Cash and short-term investments	135	263	270

	20,525	17,757	16,696
Expenses	771	675	597

Net investment income	$19,754	$17,082	$16,099

      At December 31, 2004 and 2003, investments with an amortized cost of $6,463,000 and $6,556,000, respectively, were on deposit with various state insurance departments to satisfy regulatory requirements.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Deferred Policy Acquisition Costs
      An analysis of deferred policy acquisition costs is as follows (in thousands):

	Year Ended December 31

	2004	2003	2002

Balance at beginning of year	$29,363	$28,997	$25,944
Acquisition costs deferred:
Sales compensation	7,340	7,038	6,291
Underwriting and issue expenses	10,006	11,440	10,504

	17,346	18,478	16,795
Amortization of acquisition expenses	14,256	18,112	13,742

Net increase	3,090	366	3,053

Balance at end of year	$32,453	$29,363	$28,997

4.	Reserve for Losses and Loss Adjustment Expenses
      Activity for the reserve for losses and loss adjustment expenses for 2004, 2003, and 2002 is summarized as follows (in thousands):

	2004	2003	2002

Reserve for losses and loss adjustment expenses at January 1, net of reinsurance recoverables	$27,183	$21,355	$17,981
Incurred losses and loss adjustment expenses net of reinsurance recoveries (principally in respect of default notices received in):
Current year	25,942	24,376	18,504
Deficiency (redundancy) on prior years	9,922	(543)	(4,441)

Total incurred losses and loss adjustment expenses	35,864	23,833	14,063
Loss and loss adjustment expense payments net of reinsurance recoveries (principally in respect of default notices received in):
Current year	2,033	3,652	2,053
Prior years	26,974	14,353	8,636

Total loss and loss adjustment expense payments	29,007	18,005	10,689

Reserve for losses and loss adjustment expenses at December 31, net of reinsurance recoverables of $2, $3, and $5 in 2004, 2003, and 2002, respectively	$34,040	$27,183	$21,355

      The classification of current and prior year amounts in the above reconciliation is prepared based upon the date the notice of default is received, consistent with industry practice, rather than based upon the actual date of default as in prior years. Prior year incurred and paid loss and loss adjustment expense amounts have been reclassified to conform to the current year presentation.
      The foregoing reconciliation indicates a deficiency in 2004. During the fourth quarter of 2003, claim severity had increased, particularly on paid claims related to structured bulk transactions from the 2001 and 2002 book years. At that time, the Company concluded that this extremely limited number of actual claim payments related to the 2001 and 2002 bulk book years did not constitute a long-term trend and did not adjust

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the severity factors. During of the first half of 2004, the Company continued to experience adverse severity trends on claims paid, particularly on the 2001 and 2002 bulk book years. Additionally, during the first half of 2004, the Company settled some flow claims with extended delinquency periods from the 2000 and 2001 flow book years at amounts that exceeded expectations. As a result of these two factors reflecting prior structured bulk and flow books, the Company increased its severity factors utilized in its reserve calculations in 2004. This action also contributed to the recognized deficiency in 2004. A redundancy in reserves is shown for 2003 and 2002. These redundancies resulted principally from settling case-basis reserves on default notices occurring in prior years for amounts less than expected.

5.	Commitments
      The Company leases certain office facilities, autos, and equipment under operating leases. Rental expense for all leases was $2,061,000, $1,950,000, and $1,792,000 for 2004, 2003, and 2002, respectively. Future minimum payments under noncancellable operating leases at December 31, 2004, are as follows (in thousands):

2005	$2,015
2006	1,616
2007	1,308
2008	1,144
2009	1,121
Thereafter	3,414

$10,618

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
      Income tax expense differed from the amounts computed by applying the Federal statutory income tax rate to income before taxes as follows (in thousands):

	2004	2003	2002

Income tax computed at statutory rate	$28,662	$25,331	$22,835
(Decrease) increase in taxes resulting from:
Tax-exempt interest	(6,048)	(4,730)	(3,933)
Other	860	682	1,238

Income tax expense	$23,474	$21,283	$20,140

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are presented below (in thousands):

	2004	2003

Deferred tax liabilities
Contingency loss reserve deduction	$118,903	$98,493
Deferred policy acquisition costs	11,359	10,277
Unrealized investment gain	7,117	6,025
Other	3,144	3,078

Total deferred tax liabilities	140,523	117,873
Deferred tax assets
Unearned premiums	1,216	1,202
Losses and loss adjustment expenses	820	655
Other	562	557

Total deferred tax assets	2,598	2,414

Net deferred tax liability	$137,925	$115,459

      At December 31, 2004, Triad had purchased $903,000 of Tax and Loss Bonds in excess of its current obligations.

7.	Insurance in Force, Dividend Restriction, and Statutory Results
      At December 31, 2004, approximately 55% of Triad’s direct risk in force was concentrated in 10 states, with 10% in California, 8% each in Florida and Texas, 5% each in Georgia and Illinois, 4% each in North Carolina, Arizona, New York, and New Jersey, and 3% in Pennsylvania. While Triad continues to diversify its risk in force geographically, a prolonged recession in its high concentration areas could result in higher incurred losses and loss adjustment expenses.
      Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at December 31, 2004 and 2003 as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements and by any applicable aggregate stop-loss limits. Triad’s ratio is as follows (in thousands, except ratio):

	2004	2003

Net risk	$7,049,102	$6,590,222

Statutory capital and surplus	$135,662	$128,212
Contingency reserve	369,484	302,740

Total	$505,146	$430,952

Risk-to-capital ratio	14.0 to 1	15.3 to 1

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

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair market value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders or (b) statutory net income for the calendar year preceding the date of the dividend. Consolidated net income as determined in accordance with statutory accounting practices was $78,202,000, $69,848,000, and $61,787,000 for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004, the amount of the Company’s equity that can be paid out in dividends to the stockholders is $51,946,000, which is the earned surplus of Triad on a statutory basis.

8.	Related Party Transactions
      The Company pays unconsolidated affiliated companies for management, investment, and other services. The total expense incurred for such items was $869,000, $711,000, and $670,000 in 2004, 2003, and 2002, respectively.

9.	Employee Benefit Plan
      Approximately 72% of eligible employees participate in the Company’s 401(k) Profit Sharing Plan. Under the plan, employees elect to defer a portion of their wages, with the Company matching deferrals at the rate of 50% of the first 8% of the employee’s salary deferred. The Company’s expense associated with the plan totaled $463,000, $462,000, and $374,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

10.	Reinsurance
      Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceding agreements principally provide Triad with increased capacity to write business and achieve a more favorable geographic dispersion of risk.
      Reinsurance activity for the years ended December 31, 2004, 2003, and 2002, respectively, is as follows (in thousands):

	2004	2003	2002

Earned premiums ceded	$35,392	$27,226	$18,260
Losses ceded	(2)	1	1
Earned premiums assumed	1	2	4
Losses assumed	(14)	(2)	(1)
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

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Long-Term Stock Incentive Plan
      Under the Company’s 1993 Long-Term Stock Incentive Plan (the “Plan”), certain directors, officers, and key employees are eligible to be granted various stock-based awards. The number of options or restricted shares of common stock authorized to be granted or issued under the Plan is 2,600,000 shares. The options issued under the Plan in 2004, 2003, and 2002 vest over three years. Certain of the options will immediately vest in the event of a change in control of the Company. Options granted under the Plan terminate no later than 10 years following the date of grant.
      Information concerning the stock options under the plan is summarized below:

			Weighted-
	Number of		Average
	Shares	Option Price	Exercise Price

2002
Outstanding, beginning of year	1,308,774	$4.58-49.08	$20.71
Granted	88,640	32.96-47.60	40.48
Exercised	444,349	4.58-41.94	12.80
Canceled	2,760	29.65-39.49	35.92
Outstanding, end of year	950,305	4.58-49.08	25.94
Exercisable, end of year	804,652	4.58-49.08	23.91
2003
Outstanding, beginning of year	950,305	4.58-49.08	25.94
Granted	73,500	33.18-47.01	34.57
Exercised	244,156	5.33-39.49	16.60
Canceled	20,939	28.00-39.49	33.03
Outstanding, end of year	758,710	4.58-49.08	29.58
Exercisable, end of year	657,748	4.58-49.08	28.44
2004
Outstanding, beginning of year	758,710	4.58-49.08	29.58
Granted	29,750	53.61-73.74	55.67
Exercised	163,342	4.58-49.08	22.90
Canceled	6,336	29.65-53.61	41.24
Outstanding, end of year	618,782	5.96-73.74	32.48
Exercisable, end of year	558,074	5.96-53.61	31.20

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information concerning stock options outstanding and exercisable at December 31, 2004, is summarized below:

Outstanding				Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Number of		Exercise	Remaining	Number of	Exercisable
Shares	Exercise Price	Price	Life	Shares	Price

41,646	$5.96 - 14.81	$9.13	0.7	41,646	$9.13
62,084	17.00 - 22.50	19.74	2.5	62,084	19.74
179,984	23.24 - 29.65	25.99	4.7	179,984	25.99
76,427	30.00 - 37.75	33.59	7.5	57,594	33.65
165,566	39.00 - 41.94	39.40	5.7	151,363	39.38
87,575	47.01 - 53.61	49.90	5.5	65,403	49.36
5,500	57.30 - 73.74	64.77	9.8	—	—

618,782		32.48	5.0	558,074	31.20

      At December 31, 2004, 950,095 shares of the Company’s common stock were reserved and 331,313 shares were available for issuance under the Plan.
      Pro forma information required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, has been estimated as if the Company had accounted for stock-based awards under the fair value method of that Statement. The fair value of options granted in 2004, 2003, and 2002 was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average input assumptions: risk-free interest rate of 3.62% for 2004, 3.34% for 2003 and 3.63% for 2002; dividend yield of 0.0%; expected volatility of 0.40 for 2004, 0.38 for 2003, and 0.39 for 2002; and a weighted-average expected life of the option of seven years.
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The following table summarizes the fair value of options granted in 2004, 2003, and 2002:

	Weighted-Average			Weighted-Average
	Exercise Price			Fair Value

Type of Option	2004	2003	2002	2004	2003	2002

Stock Price = Exercise Price	$54.02	$34.57	$40.48	$25.89	$15.77	$13.21
Stock Price < Exercise Price	$73.74	$—	$—	$21.84	$—	$—
      Information about restricted stock granted under the plan for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Number of shares granted	30,100	35,160	23,580
Weighted-average fair value	$53.88	$33.33	$39.57

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The majority of these restricted stock grants vest over three years. Total compensation cost for these stock-based awards recognized in the accompanying consolidated statements of income was approximately $1,232,000 in 2004, $690,000 in 2003 and $392,000 in 2002.

12.	Long-term Debt
      In 1998, the Company completed a $35,000,000 private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs, totaled $34,453,000. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

13.	Fair Value of Financial Instruments
      The carrying values and fair values of financial instruments as of December 31, 2004 and 2003 are summarized below (in thousands):

	2004		2003

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Financial Assets
Fixed maturity securities available-for-sale	$454,121	$454,121	$375,097	$375,097
Equity securities available-for-sale	10,272	10,272	12,771	12,771
Financial Liabilities
Long-term debt	34,493	39,315	34,486	38,037
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
      The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003. (The sum of the quarterly basic earnings per share does not equal the amount

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for the year as the basis for calculating average outstanding number of shares differs.) (dollars in thousands except per share data):

	2004 Quarter

	First	Second	Third	Fourth	Year

Net premiums written	$32,346	$34,277	$36,316	$38,392	$141,331
Earned premiums	33,812	34,183	35,819	37,178	140,992
Net investment income	4,586	4,598	5,255	5,315	19,754
Net losses incurred	8,883	7,701	9,234	10,046	35,864
Underwriting and other expenses	10,218	10,872	11,062	11,359	43,511
Net income	14,044	14,375	14,796	15,202	58,417
Basic earnings per share	0.97	0.99	1.02	1.05	4.04
Diluted earnings per share	0.96	0.98	1.00	1.03	3.98

	2003 Quarter

	First	Second	Third	Fourth	Year

Net premiums written	$28,140	$31,381	$33,119	$34,096	$126,736
Earned premiums	28,132	28,266	30,323	33,011	119,732
Net investment income	4,333	4,333	4,230	4,186	17,082
Net losses incurred	5,265	5,380	6,053	7,135	23,833
Underwriting and other expenses	9,952	9,886	11,535	12,287	43,660
Net income	12,352	12,631	12,547	13,561	51,091
Basic earnings per share	0.87	0.88	0.87	0.94	3.57
Diluted earnings per share	0.86	0.87	0.86	0.93	3.52

SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
TRIAD GUARANTY INC.
December 31, 2004

	Cost or		Amount at
	Amortized	Fair	Which Shown
Type of Investment	Cost	Value	in Balance Sheet

	(In thousands)
Fixed maturity securities, available–for–sale:
Bonds:
U.S. Government obligations	$12,873	$12,728	$12,728
Mortgage–backed securities	73	80	80
State and municipal bonds	399,329	415,250	415,250
Corporate bonds	23,157	26,063	26,063

Total	435,432	454,121	454,121

Equity securities, available–for–sale:
Common stocks:
Bank, trust, and insurance	511	903	903
Public utilities	175	305	305
Industrial and miscellaneous	2,781	3,699	3,699
Preferred stock	5,159	5,365	5,365

Total	8,626	10,272	10,272

Short-term investments	16,095	16,095	16,095

Total investments other than investments in related parties	$460,153	$480,488	$480,488

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
TRIAD GUARANTY INC.
(Parent Company)

	December 31

	2004	2003

	(In thousands)
ASSETS:
Fixed maturities, available-for-sale	$24,069	$16,745
Equity securities, available-for-sale	513	521
Notes receivable from subsidiary	25,000	25,000
Investment in subsidiary	421,259	358,302
Short-term investments	842	2,564
Cash	1,736	1,272
Accrued investment income	1,482	1,308
Income taxes recoverable	1,139	—
Other assets	1,251	428

Total assets	$477,291	$406,140

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Long-term debt	$34,493	$34,486
Accrued interest on long-term debt	1,275	1,275
Deferred income taxes	4,110	449
Accrued expenses and other liabilities	70	—

Total liabilities	39,948	36,210
Stockholders’ equity:
Common stock	146	144
Additional paid-in capital	94,852	87,513
Accumulated other comprehensive income	13,218	11,190
Deferred compensation	(1,501)	(1,128)
Retained earnings	330,628	272,211

Total stockholders’ equity	437,343	369,930

Total liabilities and stockholders’ equity	$477,291	$406,140

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF INCOME
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Revenues:
Net investment income	$3,251	$3,120	$3,170
Realized investment gains (losses)	142	486	(1,168)

	3,393	3,606	2,002
Expenses:
Interest on long-term debt	2,772	2,772	2,771
Operating expenses	1,230	752	885

	4,002	3,524	3,656

Income (loss) before federal income taxes and equity in undistributed income of subsidiary	(609)	82	(1,654)
Income taxes:
Current	28	—	—
Deferred	—	142	(176)

	28	142	(176)

Loss before equity in undistributed income of subsidiary	(637)	(60)	(1,478)
Equity in undistributed income of subsidiary	59,054	51,151	46,581

Net income	$58,417	$51,091	$45,103

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Operating Activities:
Net income	$58,417	$51,091	$45,103
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(59,054)	(51,151)	(46,581)
Accrued investment income	(174)	(14)	(33)
Other assets	(823)	(78)	(230)
Deferred income taxes	3,596	142	(176)
Current taxes	(1,139)	(52)	(18)
Accretion of discount on investments	(61)	(91)	(98)
Amortization of deferred compensation	1,232	690	392
Amortization of debt issue costs	7	7	6
Realized investment (gains) losses on securities	(142)	(486)	1,168
Other liabilities	70	—	—
Other operating activities	(1)	(2)	188

Net cash provided by (used in) operating activities	1,928	56	(279)
Investing Activities:
Fixed maturities:
Purchases	(10,246)	(14,468)	(8,600)
Sales and maturities	3,319	11,748	4,258
Equity Securities:
Purchases	—	—	(250)
Sales	—	256	2
Change in short-term investments	1,722	(569)	(776)

Net cash used in investing activities	(5,205)	(3,033)	(5,366)
Financing Activities:
Proceeds from exercise of stock options	3,741	4,053	5,689

Net cash provided by financing activities	3,741	4,053	5,689

Increase in cash	464	1,076	44
Cash at beginning of year	1,272	196	152

Cash at end of year	$1,736	$1,272	$196

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TRIAD GUARANTY INC.
(Parent Company)
SUPPLEMENTARY NOTES

1.	Basis of Presentation and Significant Accounting Policies
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

2.	Nature of Operations
      Triad Guaranty Inc. (the “Company”) is a holding company which, through its wholly–owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on mortgage loans.

3.	Investments
      The cost or amortized cost and the fair value of investments held by the parent company are as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2004	Cost	Gains	Losses	Value

Fixed maturity securities:
Corporate	$1,140	$49	$—	$1,189
U.S. Government	250	—	13	237
Municipal	21,767	885	9	22,643

Total	23,157	934	22	24,069
Equity securities	500	13	—	513

Total	$23,657	$947	$22	$24,582

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TRIAD GUARANTY INC.
(Parent Company)
SUPPLEMENTARY NOTES

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2003	Cost	Gains	Losses	Value

Fixed maturity securities:
Corporate	$2,410	$234	$1	$2,643
U.S. Government	250	—	7	243
Municipal	13,365	499	5	13,859

Total	16,025	733	13	16,745
Equity securities	500	21	—	521

Total	$16,525	$754	$13	$17,266

      Major categories of the parent company’s investment income are summarized as follows (in thousands):

	Year Ended December 31

	2004	2003	2002

Income:
Fixed maturities	$1,017	$889	$918
Equity securities	36	36	51
Cash and short-term investments	6	26	28
Note receivable from subsidiary	2,225	2,225	2,225

	3,284	3,176	3,222
Expenses	33	56	52

Net investment income	$3,251	$3,120	$3,170

4.	Debt
      In 1998, the Company completed a $35,000,000 private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs, totaled $34,453,000. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

SCHEDULE IV — REINSURANCE
TRIAD GUARANTY INC.
MORTGAGE INSURANCE PREMIUM EARNED
Years Ended December 31, 2004, 2003 and 2002

					Percentage
		Ceded To	Assumed		of Amount
	Gross	Other	From Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

	(In thousands)
2004	$176,383	$35,392	$1	$140,992	0.0%

2003	$146,955	$27,226	$3	$119,732	0.0%

2002	$123,324	$18,261	$4	$105,067	0.0%