Form 10-Q
period 2005-03-31
TRIAD GUARANTY INC
filed 2005-05-09
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___to ___

Commission File Number 0-22342

Triad Guaranty Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-1838519
(State of Incorporation)	(I.R.S. Employer Identification Number)

101 South Stratford Road

Winston-Salem, North Carolina 27104
(Address of principal executive offices)

(336) 723-1282
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as described in Exchange Act Rule 12b-2) Yes ☑ No ☐

Number of shares of Common Stock, $0.01 par value, outstanding as of April 15, 2005:
14,684,941 shares.

TRIAD GUARANTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIAD GUARANTY INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31	December 31
	2005	2004
	(In thousands, except share data)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $459,233 and $435,432)	$472,990	$454,121
Equity securities (cost: $8,626 and $8,626)	10,118	10,272
Short-term investments	15,354	16,095

	498,462	480,488
Cash	4,123	6,865
Real estate	132	211
Accrued investment income	6,003	6,229
Deferred policy acquisition costs	33,023	32,453
Prepaid federal income taxes	118,777	119,132
Property and equipment	8,890	8,945
Income taxes recoverable	667	977
Reinsurance recoverable	1,120	1,164
Other assets	15,410	15,571

Total assets	$686,607	$672,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$34,825	$34,042
Unearned premiums	15,843	15,942
Amounts payable to reinsurer	4,614	4,467
Deferred income taxes	141,702	137,925
Unearned ceding commission	148	200
Long-term debt	34,495	34,493
Accrued interest on debt	584	1,275
Accrued expenses and other liabilities	3,591	6,348

Total liabilities	235,802	234,692
Commitments and contingencies — Note 4
Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — authorized 32,000,000 shares; issued and outstanding 14,684,648 shares at March 31, 2005 and 14,631,678 shares at December 31, 2004	147	146
Additional paid-in capital	97,101	94,852
Accumulated other comprehensive income, net of income tax liability of $5,337 at March 31, 2005 and $7,117 at December 31, 2004	9,912	13,218
Deferred compensation	(2,743)	(1,501)
Retained earnings	346,388	330,628

Total stockholders’ equity	450,805	437,343

Total liabilities and stockholders’ equity	$686,607	$672,035

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2005	2004
	(In thousands, except share data)
Revenue:
Premiums written:
Direct	$48,327	$40,317
Ceded	(9,616)	(7,971)

Net premiums written	38,711	32,346
Change in unearned premiums	66	1,466

Earned premiums	38,777	33,812

Net investment income	5,415	4,586
Net realized investment gains	7	577
Other income	9	3

	44,208	38,978

Losses and expenses:
Net losses and loss adjustment expenses	10,630	8,883
Interest expense on debt	693	693
Amortization of deferred policy acquisition costs	3,657	3,185
Other operating expenses (net of acquisition costs deferred)	7,217	6,340

	22,197	19,101

Income before income taxes	22,011	19,877

Income taxes:
Current	694	558
Deferred	5,557	5,275

	6,251	5,833

Net income	$15,760	$14,044

Earnings per common and common equivalent share:
Basic	$1.08	$0.97

Diluted	$1.07	$0.96

Shares used in computing earnings per common and common equivalent share:
Basic	14,618,183	14,458,667

Diluted	14,777,681	14,671,346

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2005	2004
	(In thousands)
Operating activities
Net income	$15,760	$14,044
Adjustments to reconcile net income to net cash provided by operating activities:
Loss, loss adjustment expenses and unearned premium reserves	684	1,288
Accrued expenses and other liabilities	(2,756)	(3,302)
Current taxes payable	—	572
Income taxes recoverable	310	—
Amounts due to/from reinsurer	191	(439)
Accrued investment income	226	(273)
Policy acquisition costs deferred	(4,226)	(4,685)
Amortization of deferred policy acquisition costs	3,657	3,185
Net realized investment gains	(7)	(577)
Provision for depreciation	826	790
Accretion of discount on investments	(30)	(303)
Deferred income taxes	5,557	5,274
Prepaid federal income taxes	355	–
Unearned ceding commission	(51)	(120)
Real estate acquired in claim settlement	78	1
Accrued interest on debt	(691)	(691)
Other assets	160	2,113
Other operating activities	748	252

Net cash provided by operating activities	20,791	17,129

Investing activities
Securities available-for-sale:
Purchases – fixed maturities	(27,594)	(44,661)
Sales – fixed maturities	3,830	19,241
Purchases – equities	—	(114)
Sales – equities	—	390
Net change in short-term investments	741	12,796
Purchases of property and equipment	(772)	(1,304)

Net cash used in investing activities	(23,795)	(13,652)

Financing activities
Proceeds from exercise of stock options	262	286

Net cash provided by financing activities	262	286

Net change in cash	(2,742)	3,763
Cash at beginning of period	6,865	973

Cash at end of period	$4,123	$4,736

Supplemental schedule of cash flow information
Cash paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$–	$–
Interest	1,383	1,383

See accompanying notes.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1.	The Company

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

2.	Accounting Policies And Basis Of Presentation

     Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form 10-K for the year ended December 31, 2004.

     Stock Options

          Currently, the Company grants stock options to certain employees for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognized no compensation cost for these grants. Had compensation expense been recognized using the fair value method on the grant date, net income and earnings per share on a pro forma basis would be as shown in the table below. For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting periods (in thousands, except for earnings per share information):

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Net income — as reported	$15,760	$14,044
Net income — pro forma	$15,614	$13,907

Earnings per share — as reported:
Basic	$1.08	$0.97
Diluted	$1.07	$0.96

Earnings per share — pro forma:
Basic	$1.07	$0.96
Diluted	$1.06	$0.95

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires the compensation cost relating to stock-based payment transactions to be recognized in financial statements beginning in July 1, 2005. On April 14, 2005, the Securities and Exchange Commission amended Regulation S-X so that filers who are not small business issuers will not be required to file financial statements in compliance with SFAS 123R until the first fiscal year beginning after June 15, 2005. As a result, the Company plans on adopting SFAS 123R effective January 1, 2006. The impact of adoption is anticipated to be similar to that described in our 2004 Form 10-K.

     Reclassifications

          Certain amounts in prior years have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

3. Consolidation

          The consolidated financial statements include the accounts of Triad Guaranty Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4. Commitments And Contingencies

     Reinsurance

          Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements, the majority of which are captive reinsurance agreements with certain customers. Reinsurance contracts do not relieve Triad from its obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to Triad; consequently, allowances are established for amounts deemed uncollectible. Triad evaluates the financial condition of its reinsurers and monitors credit risk arising from similar geographic regions, activities, or economic characteristics of its reinsurers to minimize its exposure to significant losses from reinsurer insolvency.

     Insurance In Force, Dividend Restrictions, and Statutory Results

          Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at March 31, 2005 and December 31, 2004, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements and by applicable stop-loss limits, based on the original insured amount of the loan. Triad’s ratio is as follows (dollars in thousands):

	March 31, 2005	December 31, 2004
Net risk	$7,098,866	$7,049,102

Statutory capital and surplus	$132,161	$135,662
Statutory contingency reserve	387,540	369,484

Total	$519,701	$505,146

Risk-to-capital ratio	13.7 to 1	14.0 to 1

          Triad and its wholly-owned subsidiaries are each required under their respective domiciliary states’ insurance code to maintain a minimum level of statutory capital and surplus. Triad, an Illinois domiciled insurer, is required under the Illinois Insurance Code (the “Code”) to maintain minimum statutory capital and surplus of $5 million. The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders, or (b) statutory net income for the calendar year preceding the date of the dividend.

          Net income as determined in accordance with statutory accounting practices was $22.0 million and $18.6 million for the three months ended March 31, 2005 and 2004, respectively, and $78.2 million for the year ended December 31, 2004.

          At March 31, 2005 and December 31, 2004, the amount of Triad’s equity that could be paid out in dividends to stockholders was $48.4 million and $51.9 million, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

     Loss Reserves

          The Company establishes loss reserves to provide for the estimated costs of settling claims on loans reported in default and loans in default that are in the process of being reported to the Company. The Company’s reserving process incorporates various components in a formula that gives effect to current economic conditions and profiles delinquencies by such factors as policy year, geography, chronic late payment characteristics, the number of months the policy has been in default, as well as whether the defaults were underwritten as flow business or as part of a structured bulk transaction. The process is based upon the assumption that long-term historical experience, taking into consideration the above factors and adjusted for current economic events that the Company believes will significantly impact the long-term loss development, provides a reasonable basis for estimating projected claim rates (frequency) and claim amounts (severity). The Company considers severity and frequency to be the most significant assumptions in the establishment of its loss reserves. Estimation of loss reserves is a difficult and inexact process and there are inherent risks and uncertainties involved in making these assumptions. Economic conditions that have affected the development of loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, there can be no assurance that reserves will be adequate to cover ultimate loss developments on loans in default, currently or in the future. The Company’s profitability and financial condition could be adversely affected to the extent that its estimated reserves are insufficient to cover losses on loans in default.

Litigation

          A lawsuit has been filed against the Company in the ordinary course of the Company’s business alleging violations of the Fair Credit Reporting Act. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.

5.	Earnings Per Share

          Basic and diluted earnings per share are based on the weighted-average daily number of shares outstanding. For diluted earnings per share, the denominator includes the dilutive effects of stock options and unvested restricted stock on the weighted-average shares outstanding. There are no other reconciling items between the denominators used in basic earnings per share and diluted earnings per share. The numerator used in basic earnings per share and diluted earnings per share is the same for all periods presented.

6.	Comprehensive Income

          Comprehensive income consists of net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three months ended March 31, 2005 and 2004, the Company’s comprehensive income was $12.5 million and $15.7 million, respectively.

7.	Income Taxes

          Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position, and results of operations for the three months ended March 31, 2005 and 2004, of Triad Guaranty Inc. and its consolidated subsidiaries (collectively, “the Company”). The discussion supplements Management’s Discussion and Analysis in Form 10-K for the year ended December 31, 2004, and should be read in conjunction with the interim financial statements and notes contained herein.

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

Update on Critical Accounting Estimates

          Our Annual Report on Form 10-K describes the accounting policies that are critical to the understanding of our results of operations and our financial position. These critical accounting policies relate to the assumptions and judgments utilized in establishing the reserve for losses and loss adjustment expenses, determining if declines in fair values of investments are other than temporary, and establishing appropriate initial amortization schedules for deferred policy acquisition costs (“DAC”) and subsequent adjustments to that amortization.

          We believe that these continue to be the critical accounting policies applicable to the Company and that these policies were applied in a consistent manner during the first quarter of 2005.

Overview

          Through our subsidiaries, we provide mortgage guaranty insurance coverage to residential mortgage lenders and investors in the United States as a credit-enhancement vehicle, typically when individual borrowers have less than 20% equity in the property. Business originated by lenders and submitted to us on a loan-by-loan basis is referred to as flow business. Mortgage guaranty insurance facilitates the sale of individual low down payment loans in the secondary market and provides protection to lenders who choose to keep the loans in their own portfolios. Additionally, we provide mortgage insurance to lenders and investors who seek additional default protection, capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. This business is referred to as structured bulk transactions or structured bulk business.

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

          Our expenses principally consist of a) amounts ultimately paid on claims submitted, b) increases in reserves for estimated future claim payments, c) general and administrative costs of acquiring new business and servicing existing policies, d) other general business expenses, and e) income taxes.

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

Consolidated Results of Operations

          Following is a summary of our results of operations for the three months ended March 31, 2005 and 2004 (in thousands, except per share information):

	Three Months Ended
	March 31
			Favorable/
	2005	2004	(Unfavorable)
Earned premiums	$38,777	$33,812	14.7%
Net investment income	5,415	4,586	18.1
Net realized investment gains	7	577	(98.8)
Other income	9	3	200.0

Total revenues	44,208	38,978	13.4

Net losses and loss adjustment expenses	10,630	8,883	(19.7)
Interest expense on debt	693	693	–
Amortization of deferred policy acquisition costs	3,657	3,185	(14.8)
Other operating expenses (net of acquisition costs deferred)	7,217	6,340	(13.8)

Income before income taxes	22,011	19,877	10.7
Income taxes	6,251	5,833	(7.2)

Net income	$15,760	$14,044	12.2%

Diluted earnings per share	$1.07	$0.96	11.5%

          Two important drivers of our results were persistency, due to its impact on both renewal earned premiums and the amortization of DAC, and the development of losses and loss adjustment expenses.

          Increased persistency means that more of our business is being retained and renewal earned premiums increase as a result. Further, amortization of DAC is based on assumed persistency levels. When actual persistency levels are lower than those assumed in our DAC models, we accelerate the amortization of the DAC asset. Estimated annual persistency for the first quarter of 2005 remained lower than that assumed in our models despite an improvement over the first quarter of 2004, which resulted in the continued acceleration of the amortization of DAC.

          Net losses and loss adjustment expenses increased more than the increase in our insurance in force due to a further seasoning of the portfolio as a greater portion of our insurance in force approaches the period where higher delinquencies are expected.

          We describe our results in greater detail in the discussions that follow. The information is presented in three categories: Production and In Force, Revenues, and Losses and Expenses.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

          Net income for the first quarter of 2005 increased 12.2% over the first quarter of 2004 driven by a 14.7% increase in earned premiums due to growth in renewal premiums. Net loss and loss adjustment expense increased 19.7%, which was generally consistent with the growth of our insurance in force, our increasing participation in the bulk market, and further seasoning of our portfolio. There was no effect from diluted realized gains and losses per share for the first three months of 2005 compared to a $0.03 per share contribution for the first three months of 2004. Diluted realized gains and losses per share is a non-GAAP measure. We believe this is relevant and useful information to investors because, except for write-downs on other-than-temporarily impaired securities, it shows the effect that our discretionary sales of investments had on earnings.

     Production and In Force

               Total insurance written in the first three months of 2005 was $4.3 billion compared to $4.7 billion for the same period of 2004, a decrease of 8.5%. Total insurance written includes insurance written from flow production and structured bulk transactions.

          Flow insurance written for the first quarter of 2005 decreased 8.3% to $2.2 billion from $2.4 billion in the first quarter of 2004. Insurance written for the entire industry declined 13.2% in the first quarter of 2005 from the first quarter of 2004, primarily due to a drop in refinancing activity as interest rates began to rise. Further, the continued expansion of alternative credit enhancements such as 80/10/10 structures (a combination of an 80% first mortgage loan, a 10% second mortgage loan usually issued by the same lender, and a 10% down payment) continues to erode the mortgage insurance industry’s overall penetration into the mortgage marketplace. However, should short-term interest rates rise further, these types of arrangements will become less attractive to borrowers.

          Insurance written in the first quarter of 2005 attributable to structured bulk transactions totaled $2.1 billion compared to $2.3 billion in the first quarter of 2004. Insurance written attributed to structured bulk transactions is likely to vary significantly from period to period due to: a) the limited number of transactions (but with larger size) occurring in this market, b) the level of competition from other mortgage insurers, c) the relative attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancement, and d) our willingness to accept the changing loan composition and underwriting criteria of the market.

          The following table provides estimates of our national market share of net new primary insurance written based on information available from the industry association and other public sources:

	Three Months Ended March 31
	2005	2004
Flow business	5.5%	4.7%
Structured bulk transactions	16.5%	21.4%
Total	8.0%	7.0%

          Our market share of flow business increased in the first quarter of 2005 from that of 2004 due to increased market penetration and acceptance of our Alt-A lender paid products, which are defined below. Our bulk market share will vary from period to period since the structured bulk market has significantly larger individual transactions. Our bulk market share is also dependent on the availability of transactions that meet our credit quality and pricing benchmarks on which we were able to successfully bid.

          Periodically we enter into structured bulk transactions involving loans that have insurance effective dates within the current reporting period but for which detailed loan information regarding the insured loans is not provided by the issuer of the transaction until later. When this situation occurs, we accrue premiums that are due but not yet paid based upon the estimated commitment amount of the transaction in the reporting period with respect to each loan’s insurance effective date. However, the policies are not reflected in our in force, insurance written, or related industry data totals until the loan level detail is reported to us. At March 31, 2005, we had approximately $0.9 billion of structured transactions with effective dates within the first quarter of 2005 for which loan level detail had not been received and, therefore, is not included in our data or industry totals. These amounts will be reported as new production and insurance in force totals in the second quarter of 2005 when the issuer of the transactions provides loan level detail to us. We have properly included in premium written and premium earned the respective estimated amounts due and earned during the first quarter of 2005 related to this insurance. At March 31, 2004, we had approximately $0.4 billion of structured transactions with effective dates within the first quarter of 2004 for which loan level detail had not been received.

          Total direct insurance in force reached $38.2 billion at March 31, 2005 compared to $33.9 billion at March 31, 2004 as a result of continued production and an improvement in persistency. The following table shows our persistency rates at March 31, 2005 and 2004:

	2005		2004
		Quarterly		Quarterly
	Annual	Persistency	Annual	Persistency
	Persistency	Run Rate	Persistency	Run Rate
Flow	69.7%	71.5%	56.3%	69.8%
Structured bulk	60.3%	60.2%	38.5%	61.5%
Total	67.8%	68.8%	54.6%	68.5%

          As stated earlier, we define annual persistency as the percentage of insurance in force remaining from twelve months prior. Annual persistency at March 31, 2005 improved over March 31, 2004 as a result of a decline in cancellations during the twelve months prior to each of these dates. Average mortgage coupon rates in our existing portfolio have declined over the past two years while mortgage rates in the market have generally increased over this period, which has caused a reduction in cancellations from refinancings. We anticipate a slight increase in persistency rates throughout the remainder of 2005. However, persistency may be adversely affected if market interest rates decline from the levels experienced during the first quarter of 2005.

          Our direct insurance in force grew 12.7% from March 31, 2004 to March 31, 2005, and the credit quality of our in force portfolio has remained relatively consistent. As shown below, the credit quality of our structured bulk business at March 31, 2005 has improved over March 31, 2004 as we have focused our efforts on transactions consisting of higher quality loans. FICO credit scores are one of the major factors used in assessing credit risk. Generally, FICO scores of 620 and above are considered “A” quality by the industry. The following table presents the FICO credit score distribution of our risk in force for both flow and structured bulk business at March 31, 2005 and 2004.

	Flow		Structured Bulk
	2005	2004	2005	2004
Credit score less than 575	0.7%	0.8%	1.1%	3.0%
Credit score between 575 and 619	4.8%	4.2%	3.2%	6.2%
Credit score greater than 619	94.5%	95.0%	95.7%	90.8%

          As the table shows, we insure some loans that have FICO credit scores below 575. We believe that these loans have a higher probability of loss than a loan with a FICO credit score of 575 or greater. We do not expect loans with FICO scores less than 575 to become a significant portion of our insurance in force.

          In our flow business, we have defined Alt-A as individual loans generally having FICO scores greater than 619 and that have been underwritten with reduced or no documentation. Alt-A continues to grow as a percentage of our flow business, and the majority of our structured bulk business is classified as Alt-A. Our classification for structured bulk transactions is based on the transaction as a whole as compared to an individual loan-by-loan characterization. Structured bulk transactions that we have defined as Alt-A have high overall credit quality, but include loans that vary from guidelines typical for Fannie Mae and Freddie Mac regarding one or more of the following characteristics: loan amount, documentation level, loan purpose, employment status or occupancy. The following table shows the percentage of our insurance in force that we have classified as Alt-A at March 31, 2005 and December 31, 2004:

	March 31	December 31
	2005	2004
Flow	7.1%	6.5%
Structured bulk	97.2%	96.1%
Total	30.4%	27.5%

          As part of our risk management strategy, we have structured most of the bulk transactions entered into in the last two years with deductibles that put us in the second loss position. Approximately 88% of our insurance written attributable to structured bulk transactions during the first quarter of 2005 was structured with deductibles.

     Revenues

          Total direct premiums written were $48.3 million for the first quarter of 2005, an increase of 19.9% over $40.3 million written for the first quarter of 2004. This increase was driven by a $7.6 million increase in direct renewal premiums written as well as a $0.4 million increase in direct initial premiums. Increased persistency was the primary factor that caused the increase in renewal premiums written in the first three months of 2005.

          As further described in our Form 10-K, we cede a portion of premiums under risk-sharing arrangements with our lender partners (referred to as captive reinsurance arrangements) as well as under excess of loss reinsurance treaties. The difference between direct premiums written and net premiums written is ceded premium. Net premiums written increased 19.7% to $38.7 million in the first three months of 2005 over $32.3 million in the first three months of 2004. Consistent with the growth in direct premiums written, ceded premiums written increased 20.6% to $9.6 million in the first quarter of 2005 from $8.0 million in the first quarter of 2004.

          The following table provides further data on ceded premiums for the first three months ended March 31, 2005 and 2004:

	2005	2004
Premium cede rate (ceded premiums written as a percentage of direct premiums written)	19.9%	19.8%
Captive reinsurance premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written)	18.3%	17.6%
Average captive premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written under captive reinsurance arrangements)	36.6%	37.4%

          During the first three months of 2005, 47.5% of flow insurance written and 23.9% of total insurance written was subject to captive reinsurance arrangements, compared to 60.3% of flow insurance written and 30.8% of total insurance written in the first quarter of 2004. The decrease in the percentage of flow insurance written subject to captive reinsurance arrangements is primarily a result of an increase in production of our lender paid product that is not subject to captive reinsurance arrangements. At March 31, 2005, 56.7% of direct flow insurance in force and 42.0% of total direct insurance in force was subject to captive reinsurance arrangements, compared to 53.5% of direct flow insurance in force and 43.0% of total insurance in force at March 31, 2004. None of our insurance in force under structured bulk transactions is subject to captive reinsurance arrangements.

          We believe captive reinsurance arrangements are an effective risk management tool as selected lenders share in the risk under these arrangements. Additionally, captive reinsurance arrangements are structured so that Triad receives credit against the capital required in certain risk-based capital models utilized by rating agencies. We remain committed to the concept of captive reinsurance arrangements, including deep ceded arrangements where the net premium cede rate is greater than 25%, on a lender-by-lender basis as we deem it to be prudent. We will continue to be an active participant with our lender partners in structures utilizing alternative attachment points, risk bands, cede rates, and ceding commissions.

          Earned premiums increased 14.7% to $38.8 million for the first quarter of 2005 from $33.8 million for the first quarter of 2004. The difference between net written premiums and earned premiums is the change in the unearned premium reserve. Our unearned premium liability decreased $0.1 million from December 31, 2004 to March 31, 2005 compared to a decrease of $1.5 million from December 31, 2003 to March 31, 2004. An unearned premium reserve is established primarily on premiums received on annual products. Direct written premium from the annual premium product represented 14.5% of direct premium written in the first three months of 2005 compared to 12.0% in the first three months of 2004.

          Assuming no significant decline in interest rates, we anticipate our persistency will remain at current levels or improve slightly during the remainder of 2005. This should continue to have a positive effect on renewal earned premiums and total earned premiums throughout the remainder of 2005.

          Net investment income for the first three months of 2005 grew 18.1% over the first three months of 2004 despite a slight decline in portfolio yields, primarily due to the growth in average invested assets and an increase in the market value during the first quarter of 2005 of a certain security that requires changes in market value to be reflected in investment income. Average invested assets at cost or amortized cost grew by 17.1% in the first quarter of 2005 over the first quarter of 2004 as a result of the investment of cash flows from operations throughout the year. Our investment portfolio tax-equivalent yield declined to 6.91% at March 31, 2005 from 7.08% at March 31, 2004.

          Net realized investment gains/(losses), except for write-downs on other-than-temporarily impaired securities, are the result of our discretionary dispositions of investment securities in the context of our overall portfolio management strategies and are likely to vary significantly from period to period. There were no write-downs on other-than-temporarily impaired securities in the first quarter of 2005 compared to $0.1 million in the first quarter of 2004. See further discussion of impairment write-downs in the Realized Losses and Impairments section below.

     Losses and Expenses

          Net losses and loss adjustment expenses (net of reinsurance recoveries) increased 19.7% in the first three months of 2005 over the first three months of 2004. This increase was due to the growth in the number of delinquencies and paid losses and is reflective of our overall growth of insurance in force and the seasoning of our in force business. Net paid losses, excluding loss adjustment expenses, increased to $9.7 million for the first quarter of 2005 from $6.0 million for the first quarter of 2004, an increase of 61.7%. Average severity (direct paid losses divided by number of claims paid) for all loans combined declined to approximately $25,700 for the first three months of 2005 compared to $27,700 for the first three months of 2004. This decline in average severity occurred in both our flow business and our structured bulk business, although we do not believe this reflects a trend that will continue. The following table provides detail on direct paid losses for our flow business and structured bulk business for the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Direct Losses Paid:
Flow business	$8,283	$5,254
Structured bulk business	1,368	755

Total	$9,651	$6,009

          The increase in paid losses is consistent with our expectations as a greater amount of our insurance in force reaches its anticipated highest claim frequency years. Due to the growth of our inforce business, we believe aggregate direct paid losses will begin to plateau during the remainder of 2005.

          Net losses and loss adjustment expenses also includes the change in reserves for losses and loss adjustment expenses. The following table shows further detail about the Company’s loss reserves at March 31, 2005 and December 31, 2004 broken out by flow business and structured bulk business (in thousands):

	March 31	December 31
	2005	2004
Flow business:
Reserves for reported defaults	$27,052	$26,031
Reserves for defaults incurred but not reported	2,405	3,418

Total flow	29,457	29,449

Structured bulk business:
Reserves for reported defaults	4,626	4,185
Reserves for defaults incurred but not reported	643	311

Total structured bulk transactions	5,269	4,496
Reserve for loss adjustment expenses	99	97

Total reserves for losses and loss adjustment expenses	$34,825	$34,042

          In the first three months of 2005 and 2004, 88% and 95%, respectively, of our structured bulk production was structured with deductibles that put us in the second loss position, which we expect to moderate the loss development in the bulk portfolio. Prior to the fourth quarter of 2004, there were few reported defaults on the structured bulk production that included deductibles. Beginning in fourth quarter 2004, as the loss development pattern began to emerge on the structured bulk business with deductibles, we took these deductibles into consideration when calculating our reserves and determined it was not necessary to establish reserves for those claims on which we were in the second loss position. As of March 31, 2005, no claims have been reported that approach these deductible amounts.

          The following table shows our loss ratios (the ratio of incurred losses and loss adjustment expense to premiums earned) for our flow business and our structured bulk business for the three months ended March 31, 2005 and 2004:

	2005	2004
Loss Ratio:
Flow business	27.4%	27.9%
Structured bulk business	27.4%	19.8%
Total business	27.4%	26.3%

          Our loss ratio for the flow business for the first quarter of 2005 shown above was relatively flat compared to the first quarter of 2004. Average paid claims on structured bulk transactions increased during 2004. After studying this increase, we determined this trend would affect long-term loss development. As a result, we increased our severity factors utilized in the structured bulk reserve calculations in 2004 and further increased these factors in the first quarter of 2005. This increase in severity factors combined with the increase in paid losses discussed above, caused the growth in the structured bulk loss ratio for the first quarter of 2005 over the first quarter of 2004.

          As of March 31, 2005, approximately 81% of our insurance in force was originated in 2003 or later. Based upon our experience and industry data, we believe that claims incidence for flow business is generally highest in the third through sixth years after loan origination. We believe that claims incidence for structured bulk transactions is generally highest in the second through fourth years after loan origination. Changes in the economic environment could accelerate paid and incurred loss development. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is difficult to predict with any degree of certainty the impact of such higher claim frequencies on future earnings. The factors most significant to our loss development will continue to be the level of new delinquent loans and their subsequent cure performance. Because of the growth of our inforce business, we believe the number of loans in default for both flow and structured bulk business will increase, although moderating from the 2004 growth level. The following table compares the number of loans in default at March 31, 2005 and 2004:

	2005	2004
Loans in Default
Flow business	3,694	3,343
Structured bulk business:
With deductibles	538	66
Without deductibles	1,231	1,313

Total structured bulk	1,769	1,379

Total	5,463	4,722

          Amortization of DAC increased by 14.8% in the first quarter of 2005 from the same period of 2004 primarily due to a refinement in methodology for the calculation of the dynamic adjustment used to reflect persistency levels. See further discussion in the Deferred Policy Acquisition Costs section below.

          The increase in other operating expenses in the first three months of 2005 over the first three months of 2004 of 13.8% is relatively consistent with the growth in our insurance in force and is also the result of increased premium taxes corresponding to the growth in premiums written. The expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for the first three months of 2005 improved to 28.1% from 29.4% for the first three months of 2004. We have made substantial investments in technology that allow for growth in both our flow and structured bulk business without proportional increases in operating expenses. Expenses were incurred in the first quarter of 2005 related to Sarbanes-Oxley compliance and other general and administrative expenses that hindered the improvement in our expense ratio but that we do not anticipate to recur during the remainder of 2005.

          Our effective tax rate was 28.4% for the first quarter of 2005 and 29.3% for the first quarter of 2004. The decrease in the effective tax rate is due primarily to an increase in tax-exempt interest resulting from a higher percentage of assets being invested in tax-preferred municipal securities. We expect our effective tax rate to remain near current levels or increase slightly as earned premium may grow faster than tax-preferred income.

Significant Customers

          Our objective is controlled, profitable growth in both the flow and bulk arenas while adhering to our risk management strategies. Our strategy is to continue our focus on national lenders while maintaining the productive relationships that we have built with regional lenders. Our ten largest customers were responsible for 74.6% and 72.0% of flow insurance written during the first three months of 2005 and 2004, respectively. Our two largest customers were responsible for 58.8% and 54.3% of flow insurance written during the first three months of 2005 and 2004, respectively. The loss of one or more of these significant customers could have an adverse effect on our business.

Financial Position

          Total assets increased to $687 million at March 31, 2005, an annualized growth rate of 8.7% over December 31, 2004, primarily the result of growth in invested assets. Total liabilities increased moderately to $236 million at March 31, 2005, from $235 million at December 31, 2004, primarily due to an increase in deferred tax liabilities. This section identifies several items on our balance sheet that are important in the overall understanding of our financial position. These items include deferred policy acquisition costs, prepaid federal income tax and related deferred income taxes, and loss and loss adjustment expense reserves. Our mortgage insurance operations and reserves are primarily supported by our investment portfolio. The majority of our assets are contained in the investment portfolio. A separate Investments section follows the Financial Position section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk.

     Deferred Policy Acquisition Costs

          Costs expended to acquire new business are capitalized as DAC and recognized as expense over the anticipated premium paying life of the policy in a manner that approximates the estimated profits. We employ a dynamic model that calculates amortization of DAC separately for each year of policy origination. The model relies on assumptions that we make based upon historical industry experience and our own unique experience regarding the annual persistency development of each year of policy origination. Persistency is the most important assumption utilized in determining the timing of reported amortization expense reflected in the income statement and the carrying value of DAC on the balance sheet. A change in the assumed persistency can impact the current and future amortization expense as well as the carrying value on the balance sheet. Our model accelerates DAC amortization through a dynamic adjustment when actual persistency for a particular year of policy origination is lower than the estimated persistency originally utilized in the model. This dynamic adjustment is capped at the levels assumed in the models, and we do not decrease DAC amortization below the levels assumed in the model when persistency increases above those levels. When actual persistency is lower than that assumed in our models, the dynamic adjustment effectively adjusts the estimated policy life originally utilized in the model to a revised policy life based upon the current actual persistency.

          Our DAC models separate the costs capitalized and the amortization streams between transactions arising from structured bulk and flow business. Generally, structured bulk transactions have significantly lower acquisition costs associated with the production of the business and they also have a shorter original estimated policy life. We apply the dynamic adjustment utilizing the same methodology to the structured bulk DAC models. At March 31, 2005 and December 31, 2004, net unamortized DAC relating to structured bulk transactions amounted to 5.7% and 5.4% of the total DAC on the balance sheet.

          DAC amortization increased in the first quarter of 2005 over the first quarter of 2004 due to growth in the overall DAC asset and due to a refinement in methodology for the calculation of the dynamic adjustment used to reflect changes in persistency levels described below. The following table shows the DAC asset for the three months ended March 31, 2005 and 2004 and the effect of persistency on amortization (dollar amounts in thousands):

	DAC Asset
	2005	2004
Balance – beginning of period	$32,453	$29,363
Costs capitalized	4,227	4,685

Amortization – normal	(3,315)	(3,097)
Amortization – dynamic adjustment	(342)	(88)

Total amortization	(3,657)	(3,185)

Balance – end of period	$33,023	$30,863

Quarterly Persistency Rate	68.8%	68.5%

          In the first quarter of 2005, we refined the intra-period estimation of actual persistency for the calculation of the dynamic adjustment to DAC amortization. Rather than utilizing a quarterly persistency rate to calculate the dynamic adjustment as in prior periods, we utilized a projected annual persistency rate through December 31 of the current year for this calculation. This refinement in the estimation resulted in an increase in DAC amortization for the first quarter of 2005 of approximately $0.2 million.

Assuming no large swings in persistency, we expect the dynamic adjustment for the remaining quarters of 2005 to# approximate the first quarter adjustment shown above.

     Prepaid Federal Income Taxes and Deferred Income Taxes

          We purchase ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) in lieu of paying current federal income taxes to take advantage of a special contingency reserve deduction for mortgage guaranty companies. We record these bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that will become due in ten years when the contingency reserve is released, and the Tax and Loss Bonds mature. Prepaid income taxes were $118.8 million at March 31, 2005 and $119.1 million at December 31, 2004.

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

          We analyze various components in determining the loss severity factor, including the baseline severity, policy year, geography and salvage recoverable. In determining the frequency factor, we focus our analysis on the policy year/policy age, the number of previous reported defaults to identify chronic late payers, and the number of months that the payment is past due. We utilize historical long-term performance in our reserving methodology and adjust our factors for current economic events when we believe the events will significantly impact the long-term loss development. For these reasons, there may be fluctuations in the reserve factors utilized from year to year. Further, we analyze defaults within individual structured bulk transactions to determine whether the business was written with a deductible that would put us in a second loss position. Until the projected loss reserve for the aggregate defaults within a transaction structured with a deductible exceed a pre-established threshold, no reserves are established. Because the estimate for loss reserves is sensitive to the estimates of claims frequency and severity, we perform analyses to test the reasonableness of the best estimate generated by the loss reserve process. Adjustments to reserve estimates are reflected in the financial statements in the periods in which the adjustments are made.

          Our loss and loss adjustment expense reserves increased to $34.8 million at March 31, 2005 from $34.0 million at December 31, 2004. Experience indicates that years three through six have the highest incidence of defaults for the flow business and years two to four have the highest incidence of defaults for the structured bulk business. Approximately 81% of our insurance in force was written in 2003 or later. Because of this fact, we expect loss reserves to continue to grow, reflecting the growth and aging of our insurance in force. However, we anticipate the increase in the loss reserves to moderate somewhat as the number of structured bulk transactions with deductibles incorporated into the risk structure continues to increase. Based upon the current and reasonable estimates of future economic conditions, we expect cash flows from operations to be sufficient to cover the anticipated increase in expected claim payments.

          The following table shows default statistics as of March 31, 2005, and December 31, 2004.

	March 31	December 31
	2005	2004
Total business:
Number of insured loans in force	272,839	266,574
Number of loans in default	5,463	5,445
Percentage of loans in default (default rate)	2.00%	2.04%

Flow business:
Number of insured loans in force	212,754	212,596
Number of loans in default	3,694	3,739
Percentage of loans in default	1.74%	1.76%

Structured bulk business:
Number of insured loans in force	60,085	53,978
Number of loans in default	1,769	1,706
With deductibles	538	410
Without deductibles	1,231	1,296
Percentage of loans in default*	2.94%	3.16%

Alt-A business**:
Number of insured loans in force	70,285	62,944
Number of loans in default	1,999	1,920
Percentage of loans in default	2.84%	3.05%

*	Calculated based on total number of loans in default

**	Alt-A is included in flow and structured bulk business amounts above

          The number of loans in default reported above includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current. The default rate for flow business remained essentially flat from December 31, 2004 to March 31, 2005. The decline in the percentage of loans in default for structured bulk business is primarily the result of the growth of that business and is consistent with management’s expectation.

Investment Portfolio

Portfolio Description

          Our strategy for managing our investment portfolio is to provide an appropriate level of investment income while managing credit risk in the portfolio. We invest for the long term, and most of our investments are held until they mature. Our investment portfolio includes primarily fixed income securities, and the majority of these are tax-preferred state and municipal bonds. We have established a formal investment policy that describes our overall quality and diversification objectives and limits. Our investment policies and strategies are subject to change depending upon regulatory, economic, and market conditions as well as our existing financial condition and operating requirements, including our tax position. While we invest for the long term and most of our investments are held until they mature, we classify our entire investment portfolio as available for sale. This classification allows us the flexibility to dispose of securities in order to meet our investment strategies and operating requirements. All investments are carried on our balance sheet at fair value.

          The following schedule shows the growth and diversification of our investment portfolio (dollars in thousands).

	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Fixed maturity securities:
U. S. government obligations	$12,700	2.6%	$12,728	2.7%
Mortgage-backed bonds	75	0.0	80	0.0
State and municipal bonds	436,107	87.5	415,250	86.4
Corporate bonds	24,108	4.8	26,063	5.4

Total fixed maturities	472,990	94.9	454,121	94.5
Equity securities	10,118	2.0	10,272	2.2

Total available-for-sale securities	483,108	96.9	464,393	96.7
Short-term investments	15,354	3.1	16,095	3.3

	$498,462	100.0%	$480,488	100.0%

          We seek to provide liquidity in our investment portfolio through cash equivalent investments and through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity and duration in our investment portfolio consistent with our business outlook and the expected timing, direction, and degree of changes in interest rates. The effective duration of the fixed maturity portfolio was 7.16 years at March 31, 2005 compared to 7.59 years at December 31, 2004.

          We also manage risk and liquidity by limiting our exposure on individual securities. The following table shows the ten largest exposures to an individual creditor in our investment portfolio as of March 31, 2005 (dollars in thousands):

	Carrying	% of Total
Name of Creditor	Value	Invested Assets
Atlanta, Georgia Airport	$6,854	1.38%
Federal National Mortgage Association	5,471	1.10
AAM/ZAZOVE Institutional Income Fund	5,093	1.02
Port of Seattle, Washington	4,618	0.93
Denver, Colorado City and County Airport	4,225	0.85
Cook County, Illinois	4,185	0.84
Charlotte, North Carolina Airport	4,179	0.84
State of Nevada Water Pollution Control	4,036	0.81
University of Texas	3,995	0.80
Chicago, Illinois O’Hare International Airport	3,932	0.79

          As shown above, no investment in the securities of any single issuer exceeded 2% of our investment portfolio at March 31, 2005.

          Our effective pre-tax yield was 4.87% at March 31, 2005 compared to 4.96% at December 31, 2004. The drop in the effective pre-tax yield reflects the decrease in new money rates available for investment coupled with our strategies to increase the overall credit quality of the portfolio and increase our investment in tax-preferred state and municipal bonds.

     Unrealized Gains and Losses

          The following table summarizes by category our unrealized gains and losses in our securities portfolio at March 31, 2005 (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U. S. government obligations	$12,862	$55	$(217)	$12,700
Mortgage-backed bonds	71	4	—	75
State and municipal bonds	424,572	12,509	(974)	436,107
Corporate bonds	21,728	2,444	(64)	24,108

Subtotal, fixed maturities	459,233	15,012	(1,255)	472,990
Equity securities	8,626	1,725	(233)	10,118

Total securities	$467,859	$16,737	$(1,488)	$483,108

          These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. Of the gross unrealized losses on fixed maturity securities shown above, approximately $0.9 million related to bonds with a maturity date in excess of ten years. The largest individual unrealized loss on any one security at March 31, 2005 was approximately $92 thousand on preferred stock with an amortized cost of $1.0 million. Gross unrealized gains and losses at December 31, 2004 were $20.9 million and $(0.6) million, respectively.

     Credit Risk

          Credit risk is inherent in an investment portfolio. We manage this risk through a structured approach to internal investment quality guidelines and diversification while assessing the effects of the changing economic landscape. One way we attempt to limit the credit risk in the portfolio is to maintain investments with high ratings. The following table shows our investment portfolio by credit ratings (dollars in thousands).

	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Fixed Maturities:
U.S. treasury and agency bonds	$12,700	2.7%	$12,808	2.8%
AAA	358,186	75.7	332,929	73.3
AA	50,893	10.8	53,285	11.7
A	32,281	6.8	33,530	7.4
BBB	9,729	2.1	12,680	2.8
BB	253	0.1	254	0.1
B	—	0.0	205	0.0
CCC and lower	472	0.1	215	0.1
Not rated	8,476	1.8	8,215	1.8

Total fixed maturities	$472,990	100.0%	$454,121	100.0%

Equities:
Preferred stocks:
AAA	$—	0.0%	$—	0.0%
AA	1,509	14.9	1,519	14.8
A	2,109	20.9	2,165	21.1
BBB	1,105	10.9	1,155	11.2
Not rated	520	5.1	525	5.1

	5,243	51.8	5,364	52.2
Common stocks	4,875	48.2	4,908	47.8

Total equities	$10,118	100.0%	$10,272	100.0%

          Further, we regularly review our investment portfolio to identify securities that may have suffered impairments in value that will not be recovered, termed potentially distressed securities. In identifying potentially distressed securities, we first screen for all securities that have a fair value to cost or amortized cost ratio of less than 80%. Additionally, as part of this identification process, we utilize the following information:

▪	Length of time the fair value was below amortized cost

▪	Industry factors or conditions related to a geographic area negatively affecting the security

▪	Downgrades by a rating agency

▪	Past due interest or principal payments or other violation of covenants

▪	Deterioration of the overall financial condition of the specific issuer

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

          Of the approximate $1.5 million of gross unrealized losses at March 31, 2005, no securities had a fair value to cost or amortized cost ratio of less than 80%.

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

     Realized Losses and Impairments

          Realized losses include both write-downs of securities with other-than-temporary impairments and losses from the sales of securities. During the first three months of 2005, we did not write down any securities. During the first three months of 2004, our only write-down was for $100,000 on preferred stock in an international airline for which the value had fluctuated below 80% of amortized cost for over a year. The write-down resulted from our assessment that the security was other-than-temporarily impaired because of a reduction in credit quality by rating agencies. We later sold this security in 2004 and realized a small gain. The circumstances surrounding this impairment did not impact other securities in our portfolio.

Liquidity and Capital Resources

          Our sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and prepaid federal income taxes in the form of Tax and Loss Bonds.

          We generated positive cash flow from operating activities of $20.8 million in the first quarter of 2005 compared to $17.1 million for the same period of 2004. The increase in cash flow from operating activities in 2005 reflects the growth in premiums and investment income partially offset by an increase in losses and other operating expenses paid. Our business does not routinely require significant capital expenditures other than for enhancements to our computer systems and technological capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities. We have no existing lines of credit due to the sufficiency of the operating funds from the sources described above.

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

          Total stockholders’ equity increased to $450.8 million at March 31, 2005, from $437.3 million at December 31, 2004. This increase resulted primarily from net income for the first quarter of 2005 of $15.8 million and additional paid-in-capital of $2.2 million resulting from the exercise of employee stock options and the related tax benefit. These increases were partially offset by an increase in deferred compensation of $1.2 due to restricted stock grants in the first quarter of 2005 and a decline in unrealized gains on securities of $3.3 million, net of unrealized losses and related income tax effects.

          Total statutory policyholders’ surplus for our insurance subsidiaries decreased to $132.2 million at March 31, 2005, from $135.7 million at December 31, 2004 primarily due to a temporary increase in deferred tax liabilities that flows through statutory surplus. The deferred tax liability will be reversed in the second quarter of 2005 when we purchase Tax and Loss Bonds in April 2005. The primary difference between statutory policyholders’ surplus and equity computed under generally accepted accounting principles is the statutory contingency reserve. The balance in the statutory contingency reserve was $387.5 million at March 31, 2005, compared to $369.4 million at December 31, 2004. Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. Statutory capital amounted to $519.7 million at March 31, 2005, compared to $505.1 million at December 31, 2004.

          Triad’s ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad’s ability to write additional insurance. A number of states also generally limit Triad’s risk-to-capital ratio to 25-to-1. As of March 31, 2005, Triad’s risk-to-capital ratio was 13.7-to-1 as compared to 14.0-to-1 at December 31, 2004. The risk-to-capital ratio is calculated using net risk in force as the numerator, and statutory capital as the denominator. Net risk in force is risk in force reduced by risk ceded under reinsurance arrangements, including captive risk-sharing arrangements as well as any applicable stop-loss limits.

          Triad is rated “AA” by both Standard & Poor’s Ratings Services and Fitch Ratings and “Aa3” by Moody’s Investors Service. S&P changed its rating outlook for the U.S. private mortgage insurance industry to “Stable” in February 2005. In December 2004, Fitch maintained its “Negative” rating outlook for the U.S. private mortgage insurance industry. Currently, Fitch, S&P, and Moody’s all report a “Stable” ratings outlook for Triad. A reduction in Triad’s rating or outlook could adversely affect our operations.

          Fannie Mae revised its approval requirements for mortgage insurers in 2004. The rules require prior approval by Fannie Mae for many of Triad’s activities and new products, allow for other approved types of mortgage insurers rated less than “AA,” and give Fannie Mae increased rights to revise the eligibility standards of mortgage insurers. We do not see any material impact on our current or future operations as a result of the new rules, although a material impact could still occur if Fannie Mae were to begin to utilize mortgage insurers rated below “AA” or revise eligibility standards of mortgage insurers in a way that would be adverse to Triad.

          The Office of Federal Housing Enterprise Oversight (OFHEO) issued its risk-based capital rules for Fannie Mae and Freddie Mac in the first quarter of 2002. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a “AAA” rated private mortgage insurer than for insurance from a “AA” rated private mortgage insurer. The phase-in period for OFHEO’s risk-based capital rules is ten years. We do not believe the new risk-based capital rules will have a significant adverse impact on our financial condition in the future. However, if the risk-based capital rules result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, our financial condition could be significantly harmed.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

          Management’s Discussion and Analysis and this Report contain forward-looking statements relating to future plans, expectations, and performance, which involve various risks and uncertainties, including, but not limited to, the following:

▪	interest rates may increase or decrease from their current levels;

▪	housing prices may increase or decrease from their current levels;

▪	housing transactions requiring mortgage insurance may decrease for many reasons including changes in interest rates or economic conditions or alternative credit enhancement products;

▪	our market share may change as a result of changes in underwriting criteria or competitive products or rates;

▪	the amount of insurance written could be adversely affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae (Government Sponsored Enterprises);

▪	our financial condition and competitive position could be affected by legislation or regulation impacting the mortgage guaranty industry or the Government Sponsored Enterprises, specifically, and the financial services industry in general;

▪	rating agencies may revise methodologies for determining our financial strength ratings and may revise or withdraw the assigned ratings at any time;

▪	decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings;

▪	the amount of insurance written and the growth in insurance in force or risk in force as well as our performance may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, and pricing of our products and services and our competitors;

▪	if we fail to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans;

▪	with consolidation occurring among mortgage lenders and our insurance production becoming concentrated in large lenders, our margins may be compressed and the loss of a significant customer may have an adverse effect on our earnings;

▪	our performance may be impacted by changes in the performance of the financial markets and general economic conditions;

▪	economic downturns in regions where our risk is more concentrated could have a particularly adverse effect on our financial condition and loss development;

▪	revisions in risk-based capital rules by the Office of Federal Housing Enterprise Oversight for Fannie Mae and Freddie Mac could severely limit our ability to compete against various types of credit protection counterparties, including “AAA” rated private mortgage insurers;

▪	changes in the mortgage insurance provider eligibility guidelines of Fannie Mae or Freddie Mac could have an adverse effect on the Company;

▪	proposed regulation by the Department of Housing and Urban Development to exclude packages of real estate settlement services, which may include any required mortgage insurance premium paid at closing, from the anti-referral provisions of the Real Estate Settlement Procedures Act could adversely affect our earnings;

▪	our financial and competitive position could be affected by regulatory reviews requiring changes to mortgage industry business practices such as captive reinsurance.

          Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          The Company’s market risk exposures at March 31, 2005 have not materially changed from those identified in Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

a)	We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and acting Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 (Act) Rule 13a-15. Based on that evaluation, our management, including our CEO and acting CFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective. Disclosure controls and procedures include controls and procedures designed to ensure that management, including our CEO and acting CFO, is alerted to material information required to be disclosed in our filings under the Act so as to allow timely decisions regarding our disclosures. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

b)	There have been no changes in internal controls over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings – None

Item 2. Changes in Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information – None

Item 6. Exhibits — See exhibit index on page 34.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIAD GUARANTY INC.

Date: May 9, 2005
/s/ Kenneth S. Dwyer

Kenneth S. Dwyer
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31(i)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Acting Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.