Form 10-Q
period 2005-06-30
TRIAD GUARANTY INC
filed 2005-08-08
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as described in Exchange Act Rule 12b-2) Yes ☑ No ☐
Number of shares of Common Stock, $0.01 par value, outstanding as of July 15, 2005: 14,818,546 shares.

TRIAD GUARANTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30	December 31
	2005	2004
	(In thousands, except share data)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $476,135 and $435,432)	$499,871	$454,121
Equity securities (cost: $8,114 and $8,626)	9,698	10,272
Short-term investments	14,323	16,095

	523,892	480,488
Cash	3,527	6,865
Real estate	1,440	211
Accrued investment income	6,643	6,229
Deferred policy acquisition costs	33,082	32,453
Prepaid federal income taxes	128,682	119,132
Property and equipment	8,534	8,945
Income taxes recoverable	1,270	977
Reinsurance recoverable	1,037	1,164
Other assets	15,402	15,571

Total assets	$723,509	$672,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Losses and loss adjustment expenses	$38,576	$34,042
Unearned premiums	15,327	15,942
Amounts payable to reinsurer	4,663	4,467
Deferred income taxes	149,533	137,925
Unearned ceding commission	100	200
Long-term debt	34,497	34,493
Accrued interest on debt	1,275	1,275
Accrued expenses and other liabilities	4,182	6,348

Total liabilities	248,153	234,692
Commitments and contingencies — Note 4
Stockholders’ equity:
Preferred stock, par value $0.01 per share -— authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share -— authorized 32,000,000 shares; issued and outstanding 14,818,546 shares at June 30, 2005 and 14,631,678 shares at December 31, 2004	148	146
Additional paid-in capital	101,792	94,852
Accumulated other comprehensive income, net of income tax liability of $8,862 at June 30, 2005 and $7,117 at December 31, 2004	16,458	13,218
Deferred compensation	(2,630)	(1,501)
Retained earnings	359,588	330,628

Total stockholders’ equity	475,356	437,343

Total liabilities and stockholders’ equity	$723,509	$672,035

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(Dollars in thousands, except per share information)
Revenue:
Premiums written:
Direct	$50,559	$43,029	$98,886	$83,345
Ceded	(9,948)	(8,752)	(19,564)	(16,722)

Net premiums written	40,611	34,277	79,322	66,623
Change in unearned premiums	510	(94)	576	1,372

Earned premiums	41,121	34,183	79,898	67,995

Net investment income	5,743	4,598	11,158	9,184
Net realized investment gains (losses)	39	(19)	46	558
Other income	2	2	11	5

	46,905	38,764	91,113	77,742

Losses and expenses:
Net losses and loss adjustment expenses	17,288	7,701	27,918	16,584
Interest expense on debt	693	693	1,386	1,386
Amortization of deferred policy acquisition costs	3,695	3,450	7,352	6,635
Other operating expenses (net of acquisition costs deferred)	7,017	6,729	14,234	13,069

	28,693	18,573	50,890	37,674

Income before income taxes	18,212	20,191	40,223	40,068
Income taxes:
Current	707	594	1,401	1,152
Deferred	4,306	5,222	9,863	10,497

	5,013	5,816	11,264	11,649

Net income	$13,199	$14,375	$28,959	$28,419

Earnings per common and common equivalent share:
Basic	$0.90	$0.99	$1.98	$1.96

Diluted	$0.89	$0.98	$1.96	$1.93

Shares used in computing earnings per common and common equivalent share:
Basic	14,667,734	14,502,215	14,643,095	14,480,514

Diluted	14,812,532	14,718,499	14,795,243	14,694,996

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2005	2004
	(In thousands)
Operating activities
Net income	$28,959	$28,419
Adjustments to reconcile net income to net cash provided by operating activities:
Loss, loss adjustment expenses and unearned premium reserves	3,919	2,182
Accrued expenses and other liabilities	(2,166)	(2,349)
Current taxes payable	—	1,052
Income taxes recoverable	(293)	—
Amounts due to/from reinsurer	323	320
Accrued investment income	(414)	(620)
Policy acquisition costs deferred	(7,981)	(8,825)
Amortization of deferred policy acquisition costs	7,352	6,635
Net realized investment gains	(46)	(558)
Provision for depreciation	1,660	1,601
Accretion of discount on investments	(189)	(442)
Deferred income taxes	9,863	10,497
Prepaid federal income taxes	(9,550)	(9,084)
Unearned ceding commission	(100)	(238)
Real estate acquired in claim settlement, net of write-downs	(1,229)	1
Other assets	169	4,027
Other operating activities	2,557	580

Net cash provided by operating activities	32,834	33,198

Investing activities
Securities available-for-sale:
Purchases – fixed maturities	(56,186)	(92,965)
Sales – fixed maturities	15,077	50,214
Purchases – equities	—	(286)
Sales – equities	1,153	762
Net change in short-term investments	1,772	14,336
Purchases of property and equipment	(1,249)	(2,028)

Net cash used in investing activities	(39,433)	(29,967)

Financing activities
Proceeds from exercise of stock options	3,261	1,747

Net cash provided by financing activities	3,261	1,747

Net change in cash	(3,338)	4,978
Cash at beginning of period	6,865	973

Cash at end of period	$3,527	$5,951

Supplemental schedule of cash flow information
Cash paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$11,240	$9,825
Interest	1,383	1,383
See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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
2. Accounting Policies And Basis Of Presentation
     Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form 10-K for the year ended December 31, 2004.

     Stock Options
          Currently, the Company grants stock options to certain employees for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation cost for these grants. Had compensation expense been recognized using the fair value method on the grant date, net income and earnings per share on a pro forma basis would be as shown in the table below. For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting periods (in thousands, except for earnings per share information):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net income — as reported	$13,199	$14,375	$28,959	$28,419
Net income — pro forma	$13,065	$14,250	$28,679	$28,157

Earnings per share — as reported:
Basic	$0.90	$0.99	$1.98	$1.96
Diluted	$0.89	$0.98	$1.96	$1.93

Earnings per share — pro forma:
Basic	$0.89	$0.98	$1.96	$1.94
Diluted	$0.88	$0.97	$1.94	$1.92
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires the compensation cost relating to stock-based payment transactions to be recognized in financial statements beginning on July 1, 2005. On April 14, 2005, the Securities and Exchange Commission amended Regulation S-X so that filers who are not small business issuers will not be required to file financial statements in compliance with SFAS 123R until the first fiscal year beginning after June 15, 2005. As a result, the Company plans on adopting SFAS 123R effective January 1, 2006. The impact of adoption is anticipated to be similar to that described in our 2004 Form 10-K.
3. Consolidation
          The consolidated financial statements include the accounts of Triad Guaranty Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
4. Commitments And Contingencies
     Reinsurance
          Certain premiums and losses are ceded to other insurance companies under various reinsurance agreements, the majority of which are captive reinsurance agreements with certain customers. Reinsurance contracts do not relieve Triad from its obligations to policyholders.

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
     Insurance In Force, Dividend Restrictions, and Statutory Results
          Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at June 30, 2005 and December 31, 2004, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements and by applicable stop-loss limits, based on the original insured amount of the loan. Effective June 30, 2005, we refined our calculation of net risk in force to take into consideration deductibles on structured bulk transactions. This change reduced net risk in force by approximately $38 million at June 30, 2005. Triad’s ratio is as follows (dollars in thousands):

	June 30, 2005	December 31, 2004
Net risk	$7,128,804	$7,049,102

Statutory capital and surplus	$136,042	$135,662
Statutory contingency reserve	406,681	369,484

Total	$542,723	$505,146

Risk-to-capital ratio	13.1 to 1	14.0 to 1

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
          Net income as determined in accordance with statutory accounting practices was $39.7 million and $37.5 million for the six months ended June 30, 2005 and 2004, respectively, and $78.2 million for the year ended December 31, 2004.
          At June 30, 2005 and December 31, 2004, the amount of Triad’s equity that could be paid out in dividends to stockholders was $52.3 million and $51.9 million, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

     Loss Reserves
          The Company establishes loss reserves to provide for the estimated costs of settling claims on loans reported in default and loans in default that are in the process of being reported to the Company. The Company’s reserving process incorporates various components in a formula that gives effect to current economic conditions and profiles delinquencies by such factors as policy year, geography, chronic late payment characteristics, the number of months the policy has been in default, as well as whether the defaults were underwritten as flow business or as part of a structured bulk transaction. The process is based upon the assumption that long-term historical experience, taking into consideration the above factors and adjusted for current economic events that the Company believes will significantly impact the long-term loss development, provides a reasonable basis for estimating projected claim rates (frequency) and claim amounts (severity). The Company considers severity and frequency to be the significant assumptions in the establishment of its loss reserves. In the second quarter of 2005, the Company increased reserves by approximately $3.8 million to reflect higher severity trends and a larger concentration of seasoned segments in the Company’s default inventory. Estimation of loss reserves has always been a difficult and inexact process and there are inherent risks and uncertainties involved in making these assumptions. Economic conditions that have affected the development of loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, there can be no assurance that reserves will be adequate to cover ultimate loss developments on loans in default, currently or in the future. The Company’s profitability and financial condition could be adversely affected to the extent that its estimated reserves are insufficient to cover losses on loans in default.
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
6. Comprehensive Income
          Comprehensive income consists of net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three months ended June 30, 2005 and 2004, the Company’s comprehensive income was $19.7 million and $5.4 million, respectively. For the six months ended June 30, 2005 and 2004, comprehensive income totaled $32.2 million and $21.1 million, respectively.

7. Income Taxes
          Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position, and results of operations for the three month and six month periods ended June 30, 2005 and 2004, of Triad Guaranty Inc. and its consolidated subsidiaries (collectively, “the Company”). The discussion supplements Management’s Discussion and Analysis in Form 10-K for the year ended December 31, 2004, and should be read in conjunction with the interim financial statements and notes contained herein.
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
          We believe that these continue to be the critical accounting policies applicable to the Company and that these policies were applied in a consistent manner during the first six months of 2005.
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

Consolidated Results of Operations
          Following is a summary of our results of operations for the three months and six months ended June 30, 2005 and 2004 (in thousands, except per share information) along with a column indicating a favorable or unfavorable percentage change from 2004:

	Three Months Ended			Six Months Ended
	June 30			June 30
			Favorable/			Favorable/
	2005	2004	(Unfavorable)	2005	2004	(Unfavorable)
Earned premiums	$41,121	$34,183	20.3%	$79,898	$67,995	17.5%
Net investment income	5,743	4,598	24.9	11,158	9,184	21.5
Net realized investment gains/(losses)	39	(19)	305.3	46	558	(91.8)
Other income	2	2	—	11	5	120.0

Total revenues	46,905	38,764	21.0	91,113	77,742	17.2

Net losses and loss adjustment expenses	17,288	7,701	(124.5)	27,918	16,584	(68.3)
Interest expense on debt	693	693	—	1,386	1,386	—
Amortization of deferred policy acquisition costs	3,695	3,450	(7.1)	7,352	6,635	(10.8)
Other operating expenses (net of acquisition costs deferred)	7,017	6,729	(4.3)	14,234	13,069	(8.9)

Income before income taxes	18,212	20,191	(9.8)	40,223	40,068	0.4
Income taxes	5,013	5,816	13.8	11,264	11,649	3.3

Net income	$13,199	$14,375	(8.2)%	$28,959	$28,419	1.9%

Diluted earnings per share	$0.89	$0.98	(9.2)%	$1.96	$1.93	1.6%

          We experienced strong growth in earned premiums and net investment income over both the second quarter and six months ended June 30, 2004 with only moderate growth in our other operating expenses. However, the development of losses and loss adjustment expenses had the most significant impact on our results for the three months and six months ended June 30, 2005. The increase in losses and loss adjustment expenses included both an increase in paid losses as well as in reserves. A growth in average severity coupled with an increased number of claims paid during the second quarter of 2005 contributed to the increase in paid claims. Severity increased in the second quarter due mostly to a higher number of large claims paid. In addition, one of our larger servicers accelerated the number of claims perfected in the quarter, thereby reducing our time to mitigate losses. Average severity on paid claims has fluctuated and will continue to fluctuate from quarter to quarter due to the relatively small number of claims paid in a given quarter. Additionally, reserves were increased to reflect higher severity trends and a larger concentration of seasoned segments in our default inventory.

          We describe our results in greater detail in the discussions that follow. The information is presented in three categories: Production and In Force, Revenues, and Losses and Expenses.
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
          Net income declined 8.2% for the second quarter of 2005 from the second quarter of 2004 driven by a 124.5% increase in net losses and loss adjustment expenses, partially offset by a 20.3% increase in earned premiums and a 24.9% increase in net investment income. Diluted realized investment gains and losses per share did not significantly impact diluted earnings per share for either the second quarter of 2005 or 2004. Diluted realized gains and losses per share is a non-GAAP measure. We believe this is relevant and useful information to investors because, except for write-downs on other-than-temporarily impaired securities, it shows the effect that our discretionary sales of investments had on earnings.
     Production and In Force
          Total insurance written in the second quarter of 2005 was $4.7 billion compared to $4.4 billion for the same period of 2004, an increase of 6.8%. Total insurance written includes insurance written from flow production and structured bulk transactions.
          Flow insurance written for both the second quarter of 2005 and 2004 was flat at $2.9 billion. Insurance written for the entire industry decreased 2.8% in the second quarter of 2005 from the second quarter of 2004 based upon information available from our industry association and other public sources. Further, the continued expansion of alternative credit enhancements such as 80/10/10 structures (a combination of an 80% first mortgage loan, a 10% second mortgage loan usually issued by the same lender, and a 10% down payment) has eroded the mortgage insurance industry’s overall penetration into the mortgage marketplace. However, as short-term interest rates rise these types of arrangements may become less attractive to borrowers.
          Insurance written in the second quarter of 2005 attributable to structured bulk transactions increased to $1.8 billion from $1.5 billion for the second quarter of 2004. Insurance written attributed to structured bulk transactions is likely to vary significantly from period to period due to: a) the limited number of transactions (but with larger size) occurring in this market, b) the level of competition from other mortgage insurers, c) the relative attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancement, and d) our willingness to accept the changing loan composition and underwriting criteria of the market.
          The following table provides estimates of our national market share of net new primary insurance written based on information available from the industry association and other public sources:

	Three Months Ended June 30
	2005	2004
Flow business	6.2%	4.8%
Structured bulk transactions	6.7%	11.8%
Total	6.3%	5.8%
          Our market share of flow business increased in the second quarter of 2005 from that of 2004 due to increased market penetration within our targeted lenders. We are actively monitoring, applying underwriting restrictions, and filing increased rates for the changing risk elements within the market, which could have an impact on future production. Our bulk market share will vary from period to period since the structured bulk market has significantly larger individual transactions. Bulk market share is also dependent on the availability of transactions that meet our credit quality and pricing benchmarks on which we were able to successfully bid.
          Periodically we enter into structured bulk transactions involving loans that have insurance effective dates within the current reporting period but for which detailed loan information regarding the insured loans is not provided by the issuer of the transaction until later. When this situation occurs, we accrue premiums that are due but not yet paid based upon the estimated commitment amount of the transaction in the reporting period with respect to each loan’s insurance effective date. However, the policies are not reflected in our in force, insurance written, or related industry data totals until the loan level detail is verified by us. At June 30, 2005, we had approximately $1.7 billion of structured transactions with effective dates within the second quarter of 2005 for which loan level detail had not been received and verified and, therefore, is not included in our data or industry totals. These amounts will be reported as new production and insurance in force totals in the third quarter of 2005, when the issuer of the transactions provides accurate loan level detail to us. We have properly included in premium written and premium earned the respective estimated amounts due and earned during the second quarter of 2005 related to this insurance. At June 30, 2004, we had no structured transactions with effective dates within the second quarter for which loan level detail had not been received.

          Total direct insurance in force reached $39.5 billion at June 30, 2005 compared to $34.8 billion at June 30, 2004 as a result of continued strong production and an improvement in persistency. The following table shows our persistency rates at June 30, 2005 and 2004:

	2005		2004
		Quarterly		Quarterly
	Annual	Persistency	Annual	Persistency
	Persistency	Run Rate	Persistency	Run Rate
Flow	71.5%	66.9%	61.1%	57.9%
Structured bulk	61.0%	55.0%	51.1%	52.2%
Total	69.3%	64.0%	59.9%	56.9%
          We define annual persistency as the percentage of insurance in force remaining from twelve months prior. Annual persistency at June 30, 2005 improved over June 30, 2004 as a lower percentage of our business in force was cancelled during the twelve months prior to June 30, 2005 than during the twelve months prior to June 30, 2004. Average mortgage coupon rates in our existing portfolio have declined over the past two years while mortgage rates in the market have generally remained flat or increased slightly over this period, which has caused a reduction in cancellations from refinancings. We anticipate that persistency rates will continue near current levels for the remainder of 2005. However, persistency may be adversely affected if market interest rates decline from the levels experienced during the second quarter of 2005.
          Our direct insurance in force grew 13.5% from June 30, 2004 to June 30, 2005, and the credit quality of our in-force portfolio has remained relatively consistent. As shown below, the credit scores of our structured bulk business at June 30, 2005 has improved over June 30, 2004. FICO credit scores are one of the major factors used in assessing credit risk. Generally, FICO scores of 620 and above are considered “A” quality by the industry. The following table presents the FICO credit score distribution of our risk in force for both flow and structured bulk business at June 30, 2005 and 2004.

	Flow		Structured Bulk
	2005	2004	2005	2004
Credit score less than 575	0.8%	0.8%	0.9%	2.3%
Credit score between 575 and 619	4.8%	4.7%	2.8%	5.2%
Credit score greater than 619	94.4%	94.5%	96.3%	92.5%
          As the table shows, we insure some loans that have FICO credit scores below 575. We believe that these loans have a higher probability of loss than a loan with a FICO credit score of 575 or greater. We do not expect loans with FICO scores less than 575 to become a significant portion of our insurance in force.

          In our flow business, we have defined Alt-A as individual loans generally having FICO scores greater than 619 and that have been underwritten with reduced or no documentation. Alt-A continues to grow as a percentage of our flow business, and the majority of our structured bulk business is classified as Alt-A. Our classification for structured bulk transactions is based on the transaction as a whole as compared to an individual loan-by-loan characterization. Structured bulk transactions that we have defined as Alt-A have high overall credit quality, but include loans that vary from guidelines typical for Fannie Mae and Freddie Mac regarding one or more of the following characteristics: loan amount, documentation level, loan purpose, employment status or occupancy. The following table shows the percentage of our insurance in force that we have classified as Alt-A at June 30, 2005 and 2004:

	2005	2004
Flow	7.7%	4.8%
Structured bulk	97.8%	93.4%
Total	31.9%	23.6%
          Most of the bulk transactions entered into in the last two years have been structured with deductibles that have put us in the second loss position. Approximately 67% and 95% of our insurance written attributable to structured bulk transactions during the second quarter of 2005 and 2004, respectively, was structured with deductibles.
     Revenues
          Total direct premiums written were $50.6 million for the second quarter of 2005, an increase of 17.5% over $43.0 million written for the second quarter of 2004. This increase was driven by a $7.0 million increase in direct renewal premiums written as well as a $0.6 million increase in direct initial premiums. Increased persistency coupled with stable production over the past year were the primary factors that caused the increase in renewal premiums written in the second quarter of 2005.
          As further described in our Form 10-K, we cede a portion of premiums under risk-sharing arrangements with our lender partners (referred to as captive reinsurance arrangements) as well as under excess of loss reinsurance treaties. The difference between direct premiums written and net premiums written is ceded premium. Net premiums written increased 18.5% to $40.6 million in the second quarter of 2005 over $34.3 million for the second quarter of 2004. Ceded premiums written increased 13.7% to $10.0 million in the second quarter of 2005 from $8.8 million in the second quarter of 2004.

          The following table provides further data on ceded premiums for the three months ended June 30, 2005 and 2004:

	2005	2004
Premium cede rate (ceded premiums written as a percentage of direct premiums written)	19.7%	20.3%
Captive reinsurance premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written)	18.1%	18.3%
Average captive premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written under captive reinsurance arrangements)	36.1%	36.7%
          During the second quarter of 2005, 54.6% of flow insurance written and 33.9% of total insurance written was subject to captive reinsurance arrangements, compared to 58.7% of flow insurance written and 39.2% of total insurance written in the same period of 2004. The decrease in the percentage of flow insurance written subject to captive reinsurance arrangements is primarily a result of an increase in production of our lender paid product that generally is not subject to captive reinsurance arrangements. At June 30, 2005, 57.2% of direct flow insurance in force and 41.8% of total direct insurance in force was subject to captive reinsurance arrangements, compared to 55.0% of direct flow insurance in force and 43.3% of total insurance in force at June 30, 2004. None of our insurance in force under structured bulk transactions is subject to captive reinsurance arrangements.
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
          Earned premiums increased 20.3% to $41.1 million for the second quarter of 2005 from $34.2 million for the second quarter of 2004 primarily due to the strong growth in net premiums written. The difference between net written premiums and earned premiums is the change in the unearned premium reserve. Our unearned premium liability decreased $0.5 million from March 31, 2005 to June 30, 2005 compared to an increase of $0.1 million from March 31, 2004 to June 30, 2004. An unearned premium reserve is established primarily on premiums received on annual products. Direct written premium from the annual premium product represented 13.8% of direct premium written in the second quarter of 2005 compared to 16.6% in the second quarter of 2004.

          Assuming no significant decline in interest rates, we anticipate our persistency will remain at current levels or improve slightly during the remainder of 2005. This should continue to have a positive effect on renewal earned premiums and total earned premiums throughout the last half of 2005.
          Net investment income for the second quarter of 2005 grew 24.9% over the second quarter of 2004 despite a continued decline in portfolio yields, primarily due to the growth in average invested assets and an increase of approximately $0.2 million in the market value during the second quarter of 2005 of a certain security that requires changes in market value to be reflected in investment income. Average invested assets at cost or amortized cost grew by 17.5% in the second quarter of 2005 over the second quarter of 2004 as a result of the investment of cash flows from operations throughout the year. Our investment portfolio tax-equivalent yield declined to 6.86% at June 30, 2005 from 7.08% at June 30, 2004.
          Net realized investment gains/(losses), except for write-downs on other-than-temporarily impaired securities, are the result of our discretionary dispositions of investment securities in the context of our overall portfolio management strategies and are likely to vary significantly from period to period. There were no write-downs on other-than-temporarily impaired securities in the second quarter of 2005 compared to $39 thousand in the second quarter of 2004. See further discussion of impairment write-downs in the Realized Losses and Impairments section below.
     Losses and Expenses
          Net losses and loss adjustment expenses (net of reinsurance recoveries) increased 124.5% or $9.6 million for the second quarter of 2005 over the second quarter of 2004. Net paid losses, excluding loss adjustment expenses, increased to $13.3 million for the second quarter of 2005 from $6.7 million for the second quarter of 2004, an increase of 98.5%. Paid claims for both flow and structured bulk business increased significantly due to the following two factors. First, we experienced an increase in the severity on paid claims due mostly to a higher number of large claims paid during the quarter. This is a product of the relatively small number of claims paid in a given quarter and has fluctuated from quarter to quarter. We have analyzed our recent filed and paid claims activity and have determined that we are not experiencing deterioration in any of the major segments such as geography, loan purpose or loan-to-value. Second, one of our larger servicers unexpectedly expedited its claims processing procedures. This action accelerated the number of its claims perfected during the quarter and reduced the time for us to mitigate losses. We are devoting increased resources to loss mitigation techniques that can be applied earlier following receipt of a default notice. Such loss mitigation techniques include pre–foreclosure sales, acquisition of real estate, advances to assist distressed borrowers who have suffered a temporary economic setback, and the use of repayment schedules, refinances, loan modifications, forbearance agreements, and deeds–in–lieu of foreclosure. Loss mitigation efforts typically result in a savings to us over the percentage coverage amount payable under the certificate of insurance. Average severity

(direct paid losses divided by number of claims paid) for all loans combined increased to approximately $29,200 for the second quarter of 2005 compared to $25,200 for the second quarter of 2004.
          The following table provides detail on direct paid losses for our flow business and structured bulk business for the three months ended June 30, 2005 and 2004 (in thousands):

	2005	2004
Direct Losses Paid:
Flow business	$10,931	$5,883
Structured bulk business	2,366	832

Total	$13,297	$6,715

          In July 2005, we completed the claim processing system redesign and began to implement several changes to our claims processing procedures. The redesigned claim processing system automates loan workouts and pre-foreclosure analysis, assists in the earlier identification of potential real estate acquisitions, projects claim perfection dates, and allows for an earlier review of claim processing time frames. Further, in July 2005, we hired additional personnel with real estate expertise to determine the most effective disposition strategy when we choose to acquire a property. While we anticipate these improvements and other loss mitigation strategies to be implemented during the remainder of 2005, the impact of these changes will not become fully realized until a complete default cycle has been exposed to the new process.
          Net losses and loss adjustment expenses also includes the change in reserves for losses and loss adjustment expenses. The reserve for losses and loss adjustment expenses increased $3.8 million in the second quarter of 2005 compared to an increase of $0.8 million in the second quarter of 2004. Reserves were increased to reflect higher severity trends and a larger concentration of seasoned segments in our default inventory. We have utilized historical long-term performance in our reserving methodology and adjust our factors for current economic events when we believe the events will significantly impact the long-term loss development. We will continue to monitor and evaluate trends affecting frequency and severity as well as the results of our loss mitigation efforts mentioned earlier. We are cautious about the current housing market and certain market segments that have recently experienced rapid house price appreciation. Our reserving model and judgment will incorporate this forward-looking perspective.

          The following table shows further detail about the Company’s loss reserves at June 30, 2005 and 2004 broken out by flow business and structured bulk business (in thousands):

	2005	2004
Flow business:
Reserves for reported defaults	$30,261	$23,134
Reserves for defaults incurred but not reported	3,075	3,062

Total flow	33,336	26,196

Structured bulk business:
Reserves for reported defaults	4,403	4,167
Reserves for defaults incurred but not reported	733	310

Total structured bulk transactions	5,136	4,477
Reserve for loss adjustment expenses	104	93

Total reserves for losses and loss adjustment expenses	$38,576	$30,766

          In the second quarter of 2005 and 2004, 67% and 95%, respectively, of our bulk production was structured with deductibles that put us in the second loss position, which we expect to moderate the loss development in the bulk portfolio. We take these deductibles into consideration when calculating our reserves. As of June 30, 2005, no individual structured bulk transactions had reported claims that approach these individual deductible amounts.
          The following table shows the loss ratios (the ratio of incurred losses and loss adjustment expense to premiums earned) for our flow business and our structured bulk business for the quarter ended June 30, 2005 and 2004:

	2005	2004
Loss Ratio:
Flow business	46.6%	25.5%
Structured bulk business	25.5%	11.7%
Total business	42.0%	22.5%
          The growth in our loss ratios for the second quarter of 2005 over the second quarter of 2004 shown above was primarily due to the increases in paid claims and reserves discussed above. The growth in the loss ratio on our structured bulk business was also due to an increase in claims paid due to further seasoning of our structured bulk business and in increase in claim severity.
          As of June 30, 2005, approximately 84% of our insurance in force was originated in 2003 or later. Historically, we have stated that claims incidence for our flow business is generally highest in the third through sixth years after loan origination. Based upon the development of our existing book of business, we see evidence that claim incidence is occurring earlier and now estimate that the range of highest claims incidence is between the second through fifth years after loan origination for flow business. We believe that claims incidence for structured bulk transactions is generally highest in the second through fourth years after loan origination. As mentioned earlier, we are cautious about housing market conditions in certain regions that have recently experienced rapid house price appreciation. Changes in the economic environment could accelerate paid and incurred loss development. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is difficult to predict with any degree of certainty the impact of such higher claim frequencies on future earnings.
          The factors most significant to our loss development will continue to be the level of new delinquent loans and their subsequent cure performance. The following table compares the number of loans in default at June 30, 2005 and 2004:

	2005	2004
Loans in Default
Flow business	3,593	3,319
Structured bulk business:
With deductibles	612	121
Without deductibles	1,120	1,325

Total structured bulk	1,732	1,446

Total	5,325	4,765

Total excluding defaults on loans with deductibles	4,713	4,644

          As shown above, the number of loans in default grew 11.8% from June 30, 2004 to June 30, 2005, while our direct insurance in force grew 13.5% over the same period. Excluding the defaults with deductibles, the number of loans in default grew 1.5% from June 30, 2004 to June 30, 2005. Because of the growth of our inforce business, we believe the number of loans in default for both flow and structured bulk business will continue to increase.
          Amortization of DAC increased by 7.1% in the second quarter of 2005 from the same period of 2004 primarily due to growth in the asset balance. See further discussion in the Deferred Policy Acquisition Costs section below.
          The increase in other operating expenses in the second quarter of 2005 over the second quarter of 2004 of 4.3% was well below the growth in our insurance in force as we continue to focus on controlling our operating expenses. The expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for the second quarter of 2005 improved to 26.4% from 29.7% for the second quarter of 2004. We have made substantial investments in technology that allow for growth in both our flow and structured bulk business without proportional increases in operating expenses.
          Our effective tax rate was 27.5% for the second quarter of 2005 and 28.8% for the second quarter of 2004. The decrease in the effective tax rate is due primarily to an increase in tax-exempt interest resulting from a higher percentage of tax-preferred municipal securities in the investment portfolio. We expect our effective tax rate to remain near current levels or increase slightly as earned premium may grow faster than tax-preferred income.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
          Net income increased 1.9% for the first six months of 2005 over the first six months of 2004, driven by a 17.5% increase in earned premiums and a 21.5% increase in net investment income, almost fully offset by a 68.3% increase in net losses and loss adjustment expenses. Diluted realized investment gains and losses per share did not significantly impact earnings per share in the first half of 2005 compared to a $0.02 contribution for the first half of 2004.
Production
          Total insurance written in the first six months of 2005 remained relatively flat at $9.0 billion compared to $9.1 billion for the same period of 2004. Total insurance written includes insurance written from flow production and structured bulk transactions.
          Flow insurance written for the first six months of 2005 was $5.1 billion compared to $5.3 billion in the first six months of 2004. The expansion of alternative credit enhancements such as 80/10/10 structures has eroded the mortgage insurance industry’s overall penetration into the mortgage marketplace. Insurance written in the first six months of 2005 includes $3.9 billion attributable to structured bulk transactions compared to $3.8 billion in the first six months of 2004.
          Most of the bulk transactions entered into in the last two years have been structured with deductibles that have put us in the second loss position. Approximately 77% and 95% of our insurance written attributable to structured bulk transactions during the first half of 2005 and 2004, respectively, was structured with deductibles.
Revenues
          Total direct premiums written were $98.9 million in the first half of 2005 compared to $83.3 million for the same period of 2004, an increase of 18.6% primarily due to a $14.6 million increase in renewal direct premiums. Increased persistency over the prior year was the main contributor to this growth in renewal premiums.
          Net premiums written increased 19.1% to $79.3 million for the first six months of 2005 from $66.6 million for the first six months of 2004. Ceded premiums written increased 17.0% to $19.6 million for the first half of 2005 as compared to $16.7 million for the first half of 2004, consistent with the growth in direct premiums written.

          The following table provides further data on ceded premiums for the six months ended June 30, 2005 and 2004:

	2005	2004
Premium cede rate (ceded premiums written as a percentage of direct premiums written)	19.8%	20.1%
Captive reinsurance premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written)	18.2%	18.0%
Average captive premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written under captive reinsurance arrangements)	36.3%	37.0%
          During the first six months of 2005, 51.6% of flow insurance written and 29.1% of total insurance written was subject to captive reinsurance arrangements, compared to 56.8% of flow insurance written and 33.4% of total insurance written in the same period of 2004. The decrease in the percentage of flow insurance written subject to captive reinsurance arrangements from 2004 to 2005 is primarily a result of an increase in production of our lender paid product that generally is not subject to captive reinsurance arrangements. Additionally, none of our structured bulk transactions are subject to captive reinsurance arrangements.
          Earned premiums increased 17.5% to $79.9 million for the first six months of 2005 from $68.0 million for the first half of 2004. Our unearned premium liability decreased $0.6 million from December 31, 2004 to June 30, 2005, as compared to a decrease of $1.4 million from December 31, 2003 to June 30, 2004. Direct written premium from the annual premium product represented 14.2% of direct premium written in the first half of 2005 compared to 14.4% for the first half of 2004.
          Net investment income for the first half of 2005 increased 21.5% over the first half of 2004 despite a decline in portfolio yields, primarily due to growth in invested assets and an increase of approximately $0.3 million in the market value during the first half of 2005 of a certain security that requires changes in market value to be reflected in investment income. Average invested assets at cost or amortized cost grew by 16.5% in the first six months of 2005 over the first six months of 2004 as a result of the investment of cash flows from operations throughout the year.
          There were no write-downs on other-than-temporarily impaired securities in the first six months of 2005 compared to $0.1 million in the same period of 2004. See further discussion of impairment write-downs in the Realized Losses and Impairments section below.

Losses and Expenses
          Net losses and loss adjustment expenses increased 68.3% for the first half of 2005 over the first half of 2004. Net paid losses, excluding loss adjustment expenses, increased to $22.9 million during the first six months of 2005 from $12.7 million during the first six months of 2004, an increase of 80.3%. This increase primarily occurred in the second quarter of 2005 for the reasons discussed earlier in the comparison of the three months ending June 30, 2005 and 2004. Average severity for all loans combined was approximately $27,600 for the first six months of 2005 compared to $26,300 for the same period of 2004. The following table provides detail on direct paid losses from flow business and structured bulk business for the six months ended June 30, 2005 and 2004 (in thousands):

	2005	2004
Flow business	$19,214	$11,137
Bulk business	3,734	1,587

Total	$22,948	$12,724

          Net losses and loss adjustment expenses also includes the change in reserves for losses and loss adjustment expenses. The reserve for losses and loss adjustment expenses increased $4.5 million in the first six months of 2005 compared to $3.6 million in the first six months of 2004. We increased reserves to reflect higher severity trends and a larger concentration of seasoned segments in our default inventory.
          The following table shows our loss ratios for our flow business and our structured bulk business for the six months ended June 30, 2005 and 2004:

	2005	2004
Loss Ratio:
Flow business	37.2%	26.7%
Structured bulk business	26.4%	15.6%
Total business	34.9%	24.4%
          The growth in the loss ratio shown above is due to the increases in paid claims and reserves discussed earlier.
          Amortization of DAC increased 10.8% for the first half of 2005 over the first half of 2004 primarily due to growth in the asset balance coupled with a refinement in methodology for the calculation of the dynamic adjustment used to reflect persistency levels implemented in the first quarter of 2005. This refinement in the estimation resulted in an increase in DAC amortization for the first quarter of approximately $0.2 million. See further discussion in the Deferred Policy Acquisition Costs section below.

          The increase in other operating expenses for the first six months of 2005 over the first six months of 2004 of 8.9% is less than the growth in our insurance in force due to continued efforts to control operating expenses. The expense ratio for the first half of 2005 declined to 27.2% from 29.6% for the first half of 2004.
          Our effective tax rate decreased to 28.0% for the first six months of 2005 from 29.1% for the first six months of 2004 due primarily to a higher proportion of interest income from tax-preferred municipal securities.
Significant Customers
          Our objective is controlled, profitable growth in both the flow and bulk arenas while adhering to our risk management strategies. Our strategy is to continue our focus on national lenders while maintaining the productive relationships that we have built with regional lenders. Our ten largest customers were responsible for 79.2% and 77.3% of flow insurance written during the three- and six-month periods ended June 30, 2005 compared to 70.8% during both the three- and six-month periods ended June 30, 2004. Our two largest customers were responsible for 64.8% and 62.2% of flow insurance written during the three and six month periods ended June 30, 2005 compared to 52.7% and 53.4% during the three- and six-month periods ended June 30, 2004, respectively. The loss of one or more of these significant customers could have an adverse effect on our business.
Financial Position
          Total assets increased to $724 million at June 30, 2005, an annualized growth rate of 15.3% over December 31, 2004, primarily the result of growth in invested assets. Total liabilities increased moderately to $248 million at June 30, 2005, from $235 million at December 31, 2004, primarily due to an increase in deferred tax liabilities. This section identifies several items on our balance sheet that are important in the overall understanding of our financial position. These items include deferred policy acquisition costs, prepaid federal income tax and related deferred income taxes, and loss and loss adjustment expense reserves. Our mortgage insurance operations and reserves are primarily supported by our investment portfolio. The majority of our assets are contained in the investment portfolio. A separate Investments section follows the Financial Position section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk.
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
          Our DAC models separate the costs capitalized and the amortization streams between transactions arising from structured bulk and flow business. Generally, structured bulk transactions have significantly lower acquisition costs associated with the production of the business and they also have a shorter original estimated policy life. We apply the dynamic adjustment utilizing the same methodology to the structured bulk DAC models. At June 30, 2005 and December 31, 2004, net unamortized DAC relating to structured bulk transactions amounted to 6.0% and 5.4% of the total DAC on the balance sheet.
          DAC amortization increased in the second quarter of 2005 over the second quarter of 2004 primarily due to growth in the overall DAC asset. The following table shows the changes in the DAC asset for the three months and six months ended June 30, 2005 (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Balance – beginning of period	$33,023	$30,863	$32,453	$29,363
Costs capitalized	3,754	4,140	7,981	8,825

Amortization – normal	(3,262)	(3,029)	(6,577)	(6,126)
Amortization – dynamic adjustment	(433)	(421)	(775)	(509)

Total amortization	(3,695)	(3,450)	(7,352)	(6,635)

Balance – end of period	$33,082	$31,553	$33,082	$31,553

          In the first quarter of 2005, we refined the intra-period estimation of actual persistency for the calculation of the dynamic adjustment to DAC amortization. Rather than utilizing a quarterly persistency rate to calculate the dynamic adjustment as in prior periods, we utilized a projected annual persistency rate through December 31 of the current year for this calculation. Assuming no large swings in persistency, we expect the dynamic adjustment for the remaining quarters of 2005 to approximate the second quarter adjustment shown above.
     Prepaid Federal Income Taxes and Deferred Income Taxes
          We purchase ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) in lieu of paying current federal income taxes to take advantage of a special contingency reserve deduction for mortgage guaranty companies. We record these bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that will become due in ten years when the contingency reserve is released and the Tax and Loss Bonds mature. Prepaid income taxes were $128.7 million at June 30, 2005 and $119.1 million at December 31, 2004.
          Deferred income taxes are provided for the differences in reported taxable income in the financial statements compared to the tax return. The largest cumulative difference is the special contingency reserve deduction for mortgage insurers mentioned above. The remainder of the deferred tax liability has primarily arisen from book and tax reporting differences related to deferred policy acquisition costs and unrealized investment gains.
     Reserve for Losses and Loss Adjustment Expenses
          Our loss and loss adjustment expense reserves grew to $38.6 million at June 30, 2005 from $34.0 million at December 31, 2004, primarily due to increases in the severity factors utilized in our reserve calculations. The increases in the severity factors were the result of trends that we believe will affect long-term loss development.
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
          We analyze various components in determining the loss severity factor, including the baseline severity, policy year, geography and salvage recoverable. In determining the frequency factor, we focus our analysis on the policy year/policy age, the number of previously reported defaults to identify chronic late payers, and the number of months that the payment is past due. We utilize historical long-term performance in our reserving methodology and adjust our factors for current economic events when we believe the events will significantly impact long-term loss development trends. We are cautious about the current housing market, especially as it relates to relaxed lender credit standards and unsustainable levels of house price appreciation. We will continue to monitor the trends affecting frequency and severity as well as the results of our loss mitigation efforts. Our reserving model and judgment will incorporate this forward-looking perspective. For these reasons, there may be fluctuations in the reserve factors utilized from period to period. Adjustments to reserve estimates are reflected in the financial statements in the periods in which the adjustments are made.
          Further, we analyze defaults within individual structured bulk transactions to determine whether the business was written with a deductible that would put us in a second loss position. Until the projected loss reserve for the aggregate defaults within a transaction structured with a deductible exceed a pre-established threshold, no reserves are established.
          Because the estimate for loss reserves is sensitive to the estimates of claims frequency and severity, we perform analyses to test the reasonableness of the best estimate generated by the loss reserve process. The 2003 book year continues to perform better than our other books of business. The 2004 book year appears to be less favorable than 2003, but comparable to prior years at this stage in the loss development.
          As mentioned earlier, we now believe that years two through five have the highest incidence of defaults for the flow business and years two to four have the highest incidence of defaults for the structured bulk business. Approximately 84% of our insurance in force was written in 2003 or later. Because of this fact, we expect loss reserves to continue to grow, reflecting the growth and seasoning of our insurance in force.

          The following table shows default statistics as of June 30, 2005 and December 31, 2004:

	June 30	December 31
	2005	2004
Total business:
Number of insured loans in force	278,837	266,574
Number of loans in default	5,325	5,445
Percentage of loans in default (default rate)	1.91%	2.04%

Flow business:
Number of insured loans in force	214,964	212,596
Number of loans in default	3,593	3,739
Percentage of loans in default	1.67%	1.76%

Structured bulk business:
Number of insured loans in force	63,873	53,978
Number of loans in default	1,732	1,706
With deductibles	612	410
Without deductibles	1,120	1,296
Percentage of loans in default*	2.71%	3.16%

Alt-A business**:
Number of insured loans in force	75,152	62,944
Number of loans in default	1,977	1,920
Percentage of loans in default	2.63%	3.05%

*	Calculated based on total number of loans in default

**	Alt-A is included in flow and structured bulk business amounts above
          The number of loans in default reported above includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current. The number of loans in default for flow business improved slightly from December 31, 2004 to June 30, 2005. The increase in the number of loans in default for structured bulk business and Alt-A business is primarily the result of the growth of those products and is consistent with management’s expectation.
          Based upon the current and reasonable estimates of future economic conditions, we expect cash flows from operations to be sufficient to cover expected claim payments.

Investment Portfolio
     Portfolio Description
          Our strategy for managing our investment portfolio is to provide an appropriate level of investment income while managing credit risk in the portfolio. We invest for the long term, and most of our investments are held until they mature. Our investment portfolio includes primarily fixed-income securities, and the majority of these are tax-preferred state and municipal bonds. We have established a formal investment policy that describes our overall quality and diversification objectives and limits. Our investment policies and strategies are subject to change depending upon regulatory, economic, and market conditions as well as our existing financial condition and operating requirements, including our tax position. While we invest for the long term and most of our investments are held until they mature, we classify our entire investment portfolio as available for sale. This classification allows us the flexibility to dispose of securities in order to meet our investment strategies and operating requirements. All investments are carried on our balance sheet at fair value.
          The following schedule shows the growth and diversification of our investment portfolio (dollars in thousands).

	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Fixed maturity securities:
U. S. government obligations	$12,832	2.4%	$12,728	2.7%
Mortgage-backed bonds	70	0.0	80	0.0
State and municipal bonds	463,409	88.5	415,250	86.4
Corporate bonds	23,560	4.5	26,063	5.4

Total fixed maturities	499,871	95.4	454,121	94.5
Equity securities	9,698	1.9	10,272	2.2

Total available-for-sale securities	509,569	97.3	464,393	96.7
Short-term investments	14,323	2.7	16,095	3.3

	$523,892	100.0%	$480,488	100.0%

          We seek to provide liquidity in our investment portfolio through cash equivalent investments and through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity and duration in our investment portfolio consistent with our business outlook and the expected timing, direction, and degree of changes in interest rates. The effective duration of the fixed maturity portfolio was 7.47 years at June 30, 2005 compared to 7.59 years at December 31, 2004.

          We also manage risk and liquidity by limiting our exposure on individual securities. The following table shows the ten largest exposures to an individual creditor in our investment portfolio as of June 30, 2005 (dollars in thousands):

	Carrying	% of Total
Name of Creditor	Value	Invested Assets
Atlanta, Georgia Airport	$6,994	1.34%
Federal National Mortgage Association	5,510	1.05
AAM/ZAZOVE Institutional Income Fund	5,142	0.98
City of New York, New York	5,051	0.96
Port of Seattle, Washington	4,692	0.90
Denver, Colorado City and County Airport	4,297	0.82
Cook County, Illinois	4,292	0.82
Charlotte, North Carolina Airport	4,252	0.81
State of Nevada Water Pollution Control	4,122	0.79
University of Texas	4,098	0.78
          As shown above, no investment in the securities of any single issuer exceeded 2% of our investment portfolio at June 30, 2005.
          Our effective pre-tax yield was 4.82% at June 30, 2005 compared to 4.96% at December 31, 2004. The drop in the effective pre-tax yield reflects the decrease in new money rates available for investment coupled with our strategies to increase the overall credit quality of the portfolio and increase our investment in tax-preferred state and municipal bonds.
     Unrealized Gains and Losses
          The following table summarizes by category our unrealized gains and losses in our securities portfolio at June 30, 2005 (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U. S. government obligations	$12,851	$81	$(100)	$12,832
Mortgage-backed bonds	66	4	—	70
State and municipal bonds	442,271	21,269	(131)	463,409
Corporate bonds	20,947	2,680	(67)	23,560

Subtotal, fixed maturities	476,135	24,034	(298)	499,871
Equity securities	8,114	1,781	(197)	9,698

Total securities	$484,249	$25,815	$(495)	$509,569

          These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. Of the gross unrealized losses on fixed maturity securities shown above, approximately $128,000 related to bonds with a maturity date in excess of ten years. The largest individual unrealized loss on any one security at June 30, 2005 was approximately $76,000 on a U.S. government bond with an amortized cost of $1.0 million. Gross unrealized gains and losses at December 31, 2004 were $20.9 million and $(0.6) million, respectively.
     Credit Risk
          Credit risk is inherent in an investment portfolio. We manage this risk through a structured approach to internal investment quality guidelines and diversification while assessing the effects of the changing economic landscape. One way we attempt to limit the credit risk in the portfolio is to maintain investments with high credit ratings. The following table shows our investment portfolio by credit ratings (dollars in thousands).

	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Fixed Maturities:
U.S. treasury and agency bonds	$12,832	2.6%	$12,808	2.8%
AAA	383,960	76.8	332,929	73.3
AA	52,518	10.5	53,285	11.7
A	31,966	6.4	33,530	7.4
BBB	8,703	1.7	12,680	2.8
BB	851	0.2	254	0.1
B	—	0.0	205	0.0
CCC and lower	230	0.0	215	0.1
Not rated	8,811	1.8	8,215	1.8

Total fixed maturities	$499,871	100.0%	$454,121	100.0%

Equities:
Preferred stocks:
AA	$1,537	15.8%	$1,519	14.8%
A	1,874	19.3	2,165	21.1
BBB	1,143	11.8	1,155	11.2
BB	203	2.1	—	0.0
Not rated	500	5.2	525	5.1

	5,257	54.2	5,364	52.2
Common stocks	4,441	45.8	4,908	47.8

Total equities	$9,698	100.0%	$10,272	100.0%

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
          In analyzing our potentially distressed securities list for other-than-temporary impairments, we pay special attention to securities that have been on the list continually for a period greater than six months. Our ability and intent to retain the investment for a sufficient time to recover its value is also considered. We assume that, absent reliable contradictory evidence, a security that is potentially distressed for a continuous period greater than nine months has incurred an other-than-temporary impairment. Such reliable contradictory evidence might include, among other factors, a liquidation analysis performed by our investment advisors or outside consultants, improving financial performance of the issuer, or valuation of underlying assets specifically pledged to support the credit.
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
          Regarding the approximate $0.5 million of gross unrealized losses at June 30, 2005, one security had a fair value to cost or amortized cost ratio of less than 80%. This was common stock of a global information technology company with a cost of approximately $283,000 and a market value of approximately $223,000. We believe this decline was primarily due to weak operating results of the issuer for the first quarter of 2005. After reviewing the above considerations, we determined this impairment was not other than temporary and did not write down this security.
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
     Realized Losses and Impairments
          Realized losses include both write-downs of securities with other-than-temporary impairments and losses from the sales of securities. During the second quarter and first six months of 2005, we did not write down any securities. During the second quarter and first six months of 2004, we wrote down one security in the amounts of $39,000 and $139,000, respectively. These write-downs were on preferred stock in an international airline for which the value had fluctuated below 80% of amortized cost for over a year. The write-downs resulted from our assessment that the security was other-than-temporarily impaired because of a reduction in credit quality by rating agencies. We later sold this security in 2004 and realized a small gain. The circumstances surrounding this impairment did not impact other securities in our portfolio.
Liquidity and Capital Resources
          Our sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and prepaid federal income taxes in the form of Tax and Loss Bonds.
          We generated positive cash flow from operating activities of $32.8 million in the first six months of 2005 compared to $33.2 million for the same period of 2004. The decrease in cash flow from operating activities in 2005 reflects the growth in paid losses partially offset by an increase in premiums and investment income received. Our business does not routinely require significant capital expenditures other than for enhancements to our computer systems and technological capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities. We have no existing lines of credit due to the sufficiency of the operating funds from the sources described above.
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

          Total stockholders’ equity increased to $475.4 million at June 30, 2005, from $437.3 million at December 31, 2004. This increase resulted primarily from net income for the first six months of 2005 of $29.0 million and additional paid-in-capital of $5.0 million resulting from the exercise of employee stock options and the related tax benefit.
          Total statutory policyholders’ surplus for our insurance subsidiaries increased to $136.0 million at June 30, 2005, from $135.7 million at December 31, 2004. The primary difference between statutory policyholders’ surplus and equity computed under generally accepted accounting principles is the statutory contingency reserve. The balance in the statutory contingency reserve was $406.7 million at June 30, 2005, compared to $369.4 million at December 31, 2004. Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. Statutory capital amounted to $542.7 million at June 30, 2005, compared to $505.1 million at December 31, 2004.
          Triad’s ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad’s ability to write additional insurance. A number of states also generally limit Triad’s risk-to-capital ratio to 25-to-1. As of June 30, 2005, Triad’s risk-to-capital ratio was 13.1-to-1 as compared to 14.0-to-1 at December 31, 2004. The risk-to-capital ratio is calculated using net risk in force as the numerator, and statutory capital as the denominator. Net risk in force is risk in force reduced by risk ceded under reinsurance arrangements, including captive risk-sharing arrangements as well as any applicable stop-loss limits.
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
•	interest rates may increase or decrease from their current levels;

•	housing prices may increase or decrease from their current levels;

•	housing transactions requiring mortgage insurance may decrease for many reasons including changes in interest rates or economic conditions or alternative credit enhancement products;

•	our market share may change as a result of changes in underwriting criteria or competitive products or rates;

•	the amount of insurance written could be adversely affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae (Government Sponsored Enterprises);

•	our financial condition and competitive position could be affected by legislation or regulation impacting the mortgage guaranty industry or the Government Sponsored Enterprises, specifically, and the financial services industry in general;

•	rating agencies may revise methodologies for determining our financial strength ratings and may revise or withdraw the assigned ratings at any time;

•	decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings;

•	the amount of insurance written and the growth in insurance in force or risk in force as well as our performance may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, and pricing of our products and services and our competitors;

•	if we fail to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans;

•	with consolidation occurring among mortgage lenders and our insurance production becoming concentrated in large lenders, our margins may be compressed and the loss of a significant customer or a change in their business practices affecting mortgage insurance may have an adverse effect on our earnings;

•	our performance may be impacted by changes in the performance of the financial markets and general economic conditions;

•	economic downturns in regions where our risk is more concentrated could have a particularly adverse effect on our financial condition and loss development;

•	revisions in risk-based capital rules by the Office of Federal Housing Enterprise Oversight for Fannie Mae and Freddie Mac could limit our ability to compete against various types of credit protection counterparties, including “AAA” rated private mortgage insurers;

•	changes in the mortgage insurance provider eligibility guidelines of Fannie Mae or Freddie Mac could have an adverse effect on the Company;

•	proposed regulation by the Department of Housing and Urban Development to exclude packages of real estate settlement services, which may include any required mortgage insurance premium paid at closing, from the anti-referral provisions of the Real Estate Settlement Procedures Act could adversely affect our earnings;

•	our financial and competitive position could be affected by regulatory reviews requiring changes to mortgage industry business practices such as captive reinsurance.
          Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          The Company’s market risk exposures at June 30, 2005 have not materially changed from those identified in Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures
a)	We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 (Act) Rule 13a-15. Based on that evaluation, our management, including our CEO and CFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective. Disclosure controls and procedures include controls and procedures designed to ensure that management, including our CEO and CFO, is alerted to material information required to be disclosed in our filings under the Act so as to allow timely decisions regarding our disclosures. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

b)	There have been no changes in internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings – None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None
Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders was held on May 19, 2005. Shares entitled to vote at the Annual Meeting totaled 14,684,608 of which 14,333,714 shares were represented.
The following seven directors were elected at the Annual Meeting. Shares voted for and authorized withheld for each nominee were as follows:

Name of Nominee	Number of Votes for	Authorization withheld
Glenn T. Austin, Jr.	13,818,187	518,533
Robert T. David	14,135,326	201,394
William T. Ratliff, III	13,840,853	495,867
Michael A. F. Roberts	13,775,838	560,882
Richard S. Swanson	13,628,039	708,681
Darryl W. Thompson	13,867,796	468,924
David W. Whitehurst	9,196,475	5,140,245
Item 5. Other Information – None
Item 6. Exhibits — See exhibit index on page 40.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2005	TRIAD GUARANTY INC.
/s/ Kenneth S. Dwyer
Kenneth S. Dwyer
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.29	Employment Agreement between the Registrant and Eric B. Dana

10.30	Exchange Agreement by and among the Registrant, Collateral Investment Corp. and the Shareholders of Collateral Investment Corp. Listed on the Signature Pages Hereto

10.31	Amendment to Employment Agreement between the Registrant and Kenneth N. Lard

31(i)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.