Form 10-Q
period 2005-09-30
TRIAD GUARANTY INC
filed 2005-11-07
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-22342

Triad Guaranty Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	56-1838519 (I.R.S. Employer Identification Number)
101 South Stratford Road
Winston-Salem, North Carolina 27104
(Address of principal executive offices)
(336) 723-1282
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as described in Exchange Act Rule 12b-2)       Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☐
Number of shares of Common Stock, $0.01 par value, outstanding as of November 2, 2005: 14,773,469 shares.

TRIAD GUARANTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30	December 31
	2005	2004
	(In thousands, except share data)
ASSETS

Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $495,341 and $435,432)	$512,555	$454,121
Equity securities (cost: $8,004 and $8,626)	9,715	10,272
Short-term investments	16,027	16,095

	538,297	480,488
Cash	1,391	6,865
Real estate acquired in claim settlement	2,684	211
Accrued investment income	6,555	6,229
Deferred policy acquisition costs	33,332	32,453
Prepaid federal income taxes	132,947	119,132
Property and equipment	8,157	8,945
Income taxes recoverable	1,139	977
Reinsurance recoverable	991	1,164
Other assets	16,720	15,571

Total assets	$742,213	$672,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Losses and loss adjustment expenses	$41,823	$34,042
Unearned premiums	14,148	15,942
Amounts payable to reinsurer	4,656	4,467
Deferred income taxes	152,444	137,925
Unearned ceding commission	51	200
Long-term debt	34,499	34,493
Accrued interest on debt	584	1,275
Current taxes payable	576	—
Accrued expenses and other liabilities	6,501	6,348

Total liabilities	255,282	234,692
Commitments and contingencies — Note 4
Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — authorized 32,000,000 shares; issued and outstanding 14,818,506 shares at September 30, 2005 and 14,631,678 shares at December 31, 2004	148	146
Additional paid-in capital	103,274	94,852
Accumulated other comprehensive income, net of income tax liability of $6,624 at September 30, 2005 and $7,117 at December 31, 2004	12,301	13,218
Deferred compensation	(3,674)	(1,501)
Retained earnings	374,882	330,628

Total stockholders’ equity	486,931	437,343

Total liabilities and stockholders’ equity	$742,213	$672,035

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(Dollars in thousands, except per share information)
Revenue:
Premiums written:
Direct	$53,272	$45,453	$152,158	$128,798
Ceded	(10,299)	(9,137)	(29,863)	(25,859)

Net premiums written	42,973	36,316	122,295	102,939
Change in unearned premiums	1,155	(497)	1,731	875

Earned premiums	44,128	35,819	124,026	103,814

Net investment income	5,896	5,255	17,054	14,439
Net realized investment (losses) gains	(170)	(142)	(124)	416
Other income	2	5	13	10

	49,856	40,937	140,969	118,679

Losses and expenses:
Net losses and loss adjustment expenses	16,958	9,234	44,876	25,818
Interest expense on debt	694	693	2,080	2,079
Amortization of deferred policy acquisition costs	3,714	3,670	11,066	10,305
Other operating expenses (net of acquisition costs deferred)	7,494	6,699	21,728	19,768

	28,860	20,296	79,750	57,970

Income before income taxes	20,996	20,641	61,219	60,709
Income taxes:
Current	706	571	2,107	1,723
Deferred	4,996	5,274	14,859	15,771

	5,702	5,845	16,966	17,494

Net income	$15,294	$14,796	$44,253	$43,215

Earnings per common and common equivalent share:
Basic	$1.04	$1.02	$3.01	$2.98

Diluted	$1.03	$1.00	$2.99	$2.94

Shares used in computing earnings per common and common equivalent share:
Basic	14,753,673	14,546,950	14,680,355	14,502,782

Diluted	14,837,017	14,747,667	14,809,568	14,712,675

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2005	2004
	(In thousands)
Operating activities
Net income	$44,253	$43,215
Adjustments to reconcile net income to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	5,987	4,456
Accrued expenses and other liabilities	153	1,363
Current taxes payable	576	714
Income taxes recoverable	(162)	—
Amounts due to/from reinsurer	362	614
Accrued investment income	(326)	(1,153)
Policy acquisition costs deferred	(11,945)	(13,119)
Amortization of deferred policy acquisition costs	11,066	10,305
Net realized investment losses (gains)	124	(416)
Provision for depreciation	2,575	2,417
Accretion of discount on investments	(251)	(689)
Deferred income taxes	14,859	15,771
Prepaid federal income taxes	(13,815)	(14,281)
Unearned ceding commission	(149)	(353)
Real estate acquired in claim settlement, net of write-downs	(2,473)	146
Accrued interest on debt	(691)	(691)
Other assets	(1,149)	4,263
Other operating activities	3,150	(616)

Net cash provided by operating activities	52,144	51,946

Investing activities
Securities available-for-sale:
Purchases – fixed maturities	(93,536)	(128,900)
Sales – fixed maturities	33,864	70,703
Purchases – equities	—	(370)
Sales – equities	512	854
Net change in short-term investments	68	12,078
Purchases of property and equipment	(1,787)	(2,501)

Net cash used in investing activities	(60,879)	(48,136)

Financing activities
Proceeds from exercise of stock options	3,261	1,796

Net cash provided by financing activities	3,261	1,796

Net change in cash	(5,474)	5,606
Cash at beginning of period	6,865	973

Cash at end of period	$1,391	$6,579

Supplemental schedule of cash flow information
Cash paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$16,246	$15,488
Interest	2,765	2,765
See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
2. Accounting Policies And Basis Of Presentation
  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form 10-K for the year ended December 31, 2004.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net income — as reported	$15,294	$14,796	$44,253	$43,215
Net income — pro forma	$15,143	$14,675	$43,822	$42,832

Earnings per share — as reported:
Basic	$1.04	$1.02	$3.01	$2.98
Diluted	$1.03	$1.00	$2.99	$2.94

Earnings per share — pro forma:
Basic	$1.03	$1.01	$2.99	$2.95
Diluted	$1.02	$0.99	$2.96	$2.91
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires the compensation cost relating to stock-based payment transactions to be recognized in financial statements beginning on July 1, 2005. On April 14, 2005, the Securities and Exchange Commission amended Regulation S-X so that filers who are not small business issuers will not be required to file financial statements in compliance with SFAS 123R until the first fiscal year beginning after June 15, 2005. As a result, the Company plans on adopting SFAS 123R effective January 1, 2006, utilizing the modified prospective application as defined in that statement. The impact of adoption is anticipated to be similar to that described in our 2004 Form 10-K.
3. Consolidation
     The consolidated financial statements include the accounts of Triad Guaranty Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
4. Commitments And Contingencies
  Reinsurance
     Certain premiums and losses are ceded to other insurance companies under various reinsurance agreements, the majority of which are captive reinsurance agreements with affiliates of certain customers. Reinsurance contracts do not relieve Triad from its obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to Triad; consequently, allowances are established for amounts deemed uncollectible. Triad evaluates the financial condition of its reinsurers and monitors credit risk arising from similar geographic regions, activities, or economic characteristics of its reinsurers to minimize its exposure to significant losses from reinsurer insolvency.
   Insurance In Force, Dividend Restrictions, and Statutory Results
     Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at September 30, 2005 and December 31, 2004, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements and by applicable stop-loss limits and deductible amounts, based on the original insured amount of the loan. Triad’s ratio is as follows (dollars in thousands):

	September 30, 2005	December 31, 2004
Net risk	$7,317,253	$7,049,102

Statutory capital and surplus	$134,697	$135,662
Statutory contingency reserve	427,155	369,484

Total	$561,852	$505,146

Risk-to-capital ratio	13.0 to 1	14.0 to 1

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
     Net income as determined in accordance with statutory accounting practices was $61.2 million and $57.9 million for the nine months ended September 30, 2005 and 2004, respectively, and $78.2 million for the year ended December 31, 2004.
     At September 30, 2005 and December 31, 2004, the amount of Triad’s equity that could be paid out in dividends to stockholders was $51.0 million and $51.9 million, respectively, which was the earned surplus of Triad on a statutory basis on those dates.

   Loss Reserves
     The Company establishes loss reserves to provide for the estimated costs of settling claims on loans reported in default and loans in default that are in the process of being reported to the Company. The Company’s reserving process incorporates various components in a formula that gives effect to current economic conditions and profiles delinquencies by such factors as policy year, geography, lender, chronic late payment characteristics, the number of months the policy has been in default, as well as whether the policies in default were underwritten as flow business or as part of a structured bulk transaction. The process is based upon the assumption that long-term historical experience, taking into consideration the above factors and adjusted for current economic events that the Company believes will significantly impact the long-term loss development, provides a reasonable basis for estimating projected claim rates (frequency) and claim amounts (severity). The Company considers severity and frequency to be the significant assumptions in the establishment of its loss reserves. Estimation of loss reserves has always been a difficult and inexact process and there are inherent risks and uncertainties involved in making these assumptions. Economic conditions that have affected the development of loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, there can be no assurance that reserves will be adequate to cover ultimate loss developments on loans in default, currently or in the future. The Company’s profitability and financial condition could be adversely affected to the extent that its estimated reserves are insufficient to cover losses on loans in default.
  Litigation
     A lawsuit was filed against the Company in January 2004 in the ordinary course of the Company’s business alleging violations of the Fair Credit Reporting Act. The Company is vigorously defending the lawsuit. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.
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
6. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three months ended September 30, 2005 and 2004, the Company’s comprehensive income was $11.1 million and $23.6 million, respectively. For the nine months ended September 30, 2005 and 2004, comprehensive income totaled $43.3 million and $44.7 million, respectively.

7. Income Taxes
     Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds.
8. Subsequent Events
     On November 1, 2005, the Company completed a transaction with Collateral Investment Corp. (“CIC”) in which CIC transferred all of its 2,573,551 shares of the Company’s common stock to the Company in exchange for 2,528,514 newly issued shares of the Company’s common stock. The 2,573,551 shares transferred by CIC were subsequently retired by the Company, resulting in a reduction of outstanding shares of the Company of 45,037.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position, and results of operations of the Company for the three month and nine month periods ended September 30, 2005 and 2004. This discussion supplements Management’s Discussion and Analysis in Form 10-K for the year ended December 31, 2004, and should be read in conjunction with the interim financial statements and notes contained herein.
     Certain of the statements contained herein, other than statements of historical fact, are forward-looking statements that have been made based upon our expectations and beliefs concerning future developments and their potential effect on us. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to future economic, competitive, and legislative developments. These developments and their potential effect on us are subject to change and uncertainty, which are, in many instances, beyond our control. Actual developments and their results could differ materially from those expected by us, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are different than anticipated, legislative developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity, and the factors described in the forward-looking statements.
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
     We believe that these continue to be the critical accounting policies applicable to the Company and that these policies were applied in a consistent manner during the first nine months of 2005.
Overview
     Through our subsidiaries, we provide mortgage guaranty insurance coverage to residential mortgage lenders and investors in the United States as a credit-enhancement vehicle, typically when individual borrowers have less than 20% equity in the property. Mortgage guaranty insurance facilitates the sale of individual low down payment loans in the secondary market and provides protection to lenders who choose to keep the loans in their own portfolios. Our flow channel consists of business originated by lenders and submitted to us on a loan-by-loan basis. Through our structured bulk channel, we provide mortgage insurance to lenders and investors who seek additional default protection, capital relief, and credit-enhancement on groups of loans that are sold in the secondary market.
     Mortgage guaranty insurance can generally be grouped into two categories, based upon the different risk characteristics. These two categories are “primary” and “pool” insurance. We offer Primary and Modified Pool insurance as defined below, but do not offer traditional pool insurance.
     Historically, we have reported our financial and operating information based on the flow and bulk distribution channels. Although we continue to manage our business by these distribution channels, we believe that reporting information from a risk exposure perspective helps clarify our business and the risk factors in our portfolio. Therefore, in this Form 10-Q and in future filings, we will report our information using the Primary insurance and Modified Pool insurance classifications.
     We classify a policy as Primary insurance if it a) provides first dollar loss coverage and has a loan to value ratio greater than 80% or b) is part of a structured transaction and has a loan to value ratio less than 80% and the structured transaction does not have a stop loss or deductible. Primary insurance can be delivered through our flow or bulk channels, although the majority is delivered through the flow channel.
     Modified Pool insurance is written as part of a structured bulk transaction to provide credit enhancement to lenders and investors who seek additional default protection and capital relief. This type of insurance a) provides coverage that exceeds the protection provided by existing primary insurance or b) provides primary coverage on loans with a loan to value ratio of less than 80% and that are part of a structured transaction with a stop loss or deductible. Modified Pool insurance may have stated stop loss limits in the aggregate on the pool of loans and may also have a deductible under which no losses are paid until the losses exceed the deductible amount.
     Our revenues principally consist of a) initial and renewal earned premiums (net of reinsurance premiums ceded on our flow business as part of our risk management strategies) and b) investment income on invested assets. We also realize investment gains, net of investment losses, periodically as a source of revenue when the opportunity presents itself within the context of our overall investment strategy.
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
Consolidated Results of Operations
     Following is a summary of our results of operations for the three months and nine months ended September 30, 2005 and 2004 (in thousands, except per share information) along with a column indicating a favorable or unfavorable percentage change from 2004:

	Three Months Ended			Nine Months Ended
	September 30			September 30
			Favorable/			Favorable/
	2005	2004	(Unfavorable)	2005	2004	(Unfavorable)
Earned premiums	$44,128	$35,819	23.2%	$124,026	$103,814	19.5%
Net investment income	5,896	5,255	12.2	17,054	14,439	18.1
Net realized investment gains/(losses)	(170)	(142)	(19.7)	(124)	416	(129.8)
Other income	2	5	(60.0)	13	10	30.0

Total revenues	49,856	40,937	21.8	140,969	118,679	18.8

Net losses and loss adjustment expenses	16,958	9,234	(83.6)	44,876	25,818	(73.8)
Interest expense on debt	694	693	(0.1)	2,080	2,079	—
Amortization of deferred policy acquisition costs	3,714	3,670	(1.2)	11,066	10,305	(7.4)
Other operating expenses (net of acquisition costs deferred)	7,494	6,699	(11.9)	21,728	19,768	(9.9)

Income before income taxes	20,996	20,641	1.7	61,219	60,709	0.8
Income taxes	5,702	5,845	2.4	16,966	17,494	3.0

Net income	$15,294	$14,796	3.4%	$44,253	$43,215	2.4%

Diluted earnings per share	$1.03	$1.00	3.0%	$2.99	$2.94	1.7%

     We continued to achieve strong growth in earned premiums and net investment income over both the third quarter and nine months ended September 30, 2004, although adverse development of losses and loss adjustment expenses had a significant impact on our results for the three months and nine months ended September 30, 2005. During the third quarter of 2005, the number of paid losses increased as we worked through the claim processing issues identified in the second quarter and we reduced the inventory of unpaid claims. Further, we increased reserves to reflect the growth in the number of defaults due to the continued seasoning of our insurance in force and to reflect higher long-term severity trends. During the third quarter of 2005, average severity on paid losses returned to a more normalized level when compared to the unusually high levels experienced in the second quarter of 2005 due, in part, to improved loss mitigation efforts. Average severity on paid losses has fluctuated and will continue to fluctuate from quarter to quarter due to the relatively small number of claims paid in a given quarter.
     We describe our results in greater detail in the discussions that follow. The information is presented in three categories: Production and In Force, Revenues, and Losses and Expenses.
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Net income increased 3.4% for the third quarter of 2005 over the third quarter of 2004 driven by a 23.2% increase in earned premiums, partially offset by an 83.6% increase in net losses and loss adjustment expenses. Diluted realized investment losses per share, net of taxes, reduced diluted earnings per share by $0.01 for the third quarter of both 2005 and 2004. Diluted realized gains and losses per share is a non-GAAP measure. We believe this is relevant and useful information to investors because, except for write-downs on other-than-temporarily impaired securities, it shows the effect that our discretionary sales of investments had on earnings.
  Production and In Force
     Total insurance written in the third quarter of 2005 was $7.6 billion compared to $4.0 billion for the same period of 2004, an increase of 90.0%. Total insurance written includes Primary and Modified Pool insurance.
     Primary insurance written for the third quarter of 2005 increased to $3.1 billion from $2.7 billion for the third quarter of 2004. As stated earlier, Primary insurance may be written through our flow channel as well as through structured bulk transactions, although the Primary insurance written through structured bulk transactions is generally a very low portion of the total. For the third quarter of 2005, Primary insurance written through structured bulk transactions was less than 1% of total Primary insurance written compared to 1.9% for the third quarter of 2004.
     Modified Pool insurance written in the third quarter of 2005 increased to $4.5 billion from $1.3 billion for the third quarter of 2004. Modified Pool insurance is only written through structured bulk transactions. The amount of insurance written through structured bulk transactions is likely to vary significantly from period to period due to: a) the limited number of transactions (but with larger size) occurring in this market, b) the level of competition from other mortgage insurers, c) the relative attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancement, and d) our willingness to accept the changing loan composition and underwriting criteria of the market.
     The following table provides estimates of our national market share of net new insurance written, using industry definitions, through our flow and structured bulk channels based on information available from the industry association and other public sources for the three months ended September 30, 2005 and 2004:

	2005	2004
Flow business	6.0%	4.9%
Structured bulk transactions	17.1%	8.2%
Total	9.5%	5.5%
     Our market share of flow business increased in the third quarter of 2005 from that of 2004 due to increased market penetration within our targeted lenders. We are actively monitoring, applying underwriting restrictions, and filing increased rates for the changing risk elements within the market, which could have an impact on future production. Our bulk market share will vary from period to period since the structured bulk market has significantly larger individual transactions. Bulk market share is also dependent on the availability of transactions that meet our credit quality and pricing benchmarks and on which we are able to bid successfully.
     Periodically we enter into structured bulk transactions involving loans that have insurance effective dates within the current reporting period but for which detailed loan information regarding the insured loans is not provided by the issuer of the transaction until later. When this situation occurs, we accrue premiums that are due but not yet paid based upon the estimated commitment amount of the transaction in the reporting period with respect to each loan’s insurance effective date. However, the policies are not reflected in our in force, insurance written, or related industry data totals until we verify the loan level detail. At September 30, 2005, we had approximately $608 million of structured transactions with effective dates within the third quarter of 2005 for which loan level detail had not been received and verified and, therefore, is not included in our data or industry totals. These amounts will be reported as new production and insurance in force totals in the fourth quarter of 2005, when the issuer of the transactions provides accurate loan level detail to us. We have properly included in premium written and premium earned the respective estimated amounts due and earned during the third quarter of 2005 related to this insurance. At September 30, 2004, we had $67 million of structured transactions with effective dates within the third quarter for which loan level detail had not been received.

     The following table provides detail on our direct insurance in force at September 30, 2005 and 2004:

	2005	2004
Primary insurance	$29,820	$28,811
Modified Pool insurance	13,406	7,010

Total	$43,226	$35,821

     Our Primary insurance in force increased 3.5% at September 30, 2005 over September 30, 2004 as a result of continued strong production and an improvement in persistency. Primary insurance persistency at September 30, 2005 improved to 69.7% from 67.8% at September 30, 2004. Average mortgage coupon rates in our existing portfolio have declined over the past two years while mortgage rates in the market have generally remained flat or increased slightly over this period. These conditions have caused a reduction in cancellations from refinancings. We anticipate that persistency rates will continue near current levels for the remaining quarter of 2005. However, persistency may be adversely affected if market interest rates decline from the levels experienced during the third quarter of 2005.
     Our Modified Pool insurance in force grew 91.2% at September 30, 2005 over September 30, 2004, with growth of $3.4 billion in the third quarter of 2005. Our Modified Pool production will vary from period to period since the structured bulk market has significantly larger individual transactions. Bulk production is also dependent on the availability of transactions that meet our credit quality and pricing benchmarks and on which we are able to bid successfully.
     We believe that the quality of our insurance in force portfolio is affected predominantly by the following:
•	The strength of the borrower as measured by a variety of factors including the borrower’s housing and total debt ratios, FICO credit score and employment status

•	The attributes of loans insured including LTV ratio, purpose of the loan, type of loan instrument, level of loan documentation and type of underlying property securing the loan

•	The seasoning of the loans insured

•	The economic conditions of the geographic regions of the underlying properties subject to mortgage insurance

•	The quality, integrity and loan underwriting and servicing performance of lenders from which we receive loans to insure.

The following table provides information on direct risk in force for our Primary and Modified Pool insurance at September 30, 2005 and 2004:

	2005	2004
Primary Insurance:
FICO credit score distribution:
Credit score less than 575	0.9%	1.1%
Credit score between 575 and 619	4.4%	4.7%
Credit score greater than 619	94.7%	94.2%

LTV:
95.01% and above	14.2%	11.9%
90.01% to 95.00%	42.0%	42.6%
90.00% and below	43.8%	45.5%

Loan Type:
Fixed	73.4%	77.5%
ARM (positive amortization)	23.3%	22.2%
ARM (potential negative amortization)	3.3%	0.3%
ARM (scheduled amortization)	0.0%	0.0%
Other	0.0%	0.0%

Modified Pool Insurance:
FICO credit score distribution:
Credit score less than 575	0.2%	0.5%
Credit score between 575 and 619	1.2%	2.3%
Credit score greater than 619	98.6%	97.2%

LTV:
95.01% and above	0.0%	0.0%
90.01% to 95.00%	0.6%	0.4%
90.00% and below	99.4%	99.6%

Loan Type:
Fixed	43.2%	61.4%
ARM (positive amortization)	56.8%	38.6%
ARM (potential negative amortization)	0.0%	0.0%
ARM (scheduled amortization)	0.0%	0.0%
Other	0.0%	0.0%

     We have defined Alt-A as individual loans generally having FICO scores greater than 619 and that have been underwritten with reduced or no documentation. Alt-A continues to grow as a percentage of our Primary insurance in force, and the majority of our Modified Pool insurance is classified as Alt-A. The following table shows the percentage of our insurance in force that we have classified as Alt-A at September 30, 2005 and 2004:

	2005	2004
Primary insurance	9.2%	6.7%
Modified Pool insurance	66.5%	50.5%
Total	27.0%	15.2%
     A portion of the bulk transactions entered into in the last two years have been structured with deductibles that have put us in the second loss position. Approximately 19% and 51% of our insurance written attributable to structured bulk transactions during the third quarter of 2005 and 2004, respectively, was structured with deductibles.
  Revenues
     Total direct premiums written were $53.3 million for the third quarter of 2005, an increase of 17.2% over $45.5 million written for the third quarter of 2004. This increase was driven by an $8.6 million increase in direct renewal premiums written, partially offset by a $0.8 million decline in direct initial premiums. Increased persistency coupled with stable production over the past year were the primary factors that caused the increase in renewal premiums written in the third quarter of 2005.
     As further described in our Form 10-K, we cede a portion of our Primary insurance premiums under risk-sharing arrangements with affiliates of our lender partners (referred to as captive reinsurance arrangements) as well as under other excess of loss reinsurance treaties. The difference between direct premiums written and net premiums written is ceded premium. Net premiums written increased 18.3% to $43.0 million in the third quarter of 2005 over $36.3 million for the third quarter of 2004. Ceded premiums written increased 12.7% to $10.3 million in the third quarter of 2005 from $9.1 million in the third quarter of 2004.

     The following table provides further data on ceded premiums for the three months ended September 30, 2005 and 2004:

	2005	2004
Premium cede rate (ceded premiums written as a percentage of direct premiums written)	19.3%	20.1%
Captive reinsurance premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written)	17.8%	18.2%
Average captive premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written under captive reinsurance arrangements)	37.1%	36.8%
     During the third quarter of 2005, 58.1% of Primary insurance written and 23.6% of total insurance written was subject to captive reinsurance arrangements, compared to 51.3% of Primary insurance written and 34.0% of total insurance written in the same period of 2004. The increase in the percentage of Primary insurance written subject to captive reinsurance arrangements is primarily a result of increased production from lenders that participate in captive reinsurance arrangements. At September 30, 2005, 58.3% of direct Primary insurance in force and 39.5% of total direct insurance in force was subject to captive reinsurance arrangements, compared to 56.1% of direct Primary insurance in force and 43.7% of total insurance in force at September 30, 2004. None of our Modified Pool insurance in force is subject to captive reinsurance arrangements.
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
     Earned premiums increased 23.2% to $44.1 million for the third quarter of 2005 from $35.8 million for the third quarter of 2004 primarily due to the strong growth in net premiums written. The difference between net written premiums and earned premiums is the change in the unearned premium reserve. Our unearned premium liability decreased $1.2 million during the third quarter of 2005 compared to an increase of $0.5 million during the third quarter of 2004. An unearned premium reserve is established primarily on premiums received on annual products. Direct written premium from the annual premium product represented 10.5% of direct premium written in the third quarter of 2005 compared to 15.5% in the third quarter of 2004. Production of annual premium product transactions has been decreasing in recent quarters.

     Assuming no significant decline in interest rates, we anticipate our persistency will remain at current levels or improve slightly during the remainder of 2005. This should continue to have a positive effect on renewal earned premiums and total earned premiums in the last quarter of 2005.
     Net investment income for the third quarter of 2005 grew 12.2% over the third quarter of 2004, primarily due to the growth in average invested assets. Average invested assets at cost or amortized cost for the third quarter of 2005 grew 16.8% over the third quarter of 2004 as a result of the investment of cash flows from operations throughout the year. Our investment portfolio tax-equivalent yield declined to 6.81% at September 30, 2005 from 7.02% at September 30, 2004.
     Net realized investment gains/(losses), except for write-downs on other-than-temporarily impaired securities, are the result of our discretionary dispositions of investment securities in the context of our overall portfolio management strategies and are likely to vary significantly from period to period. We wrote down other-than-temporarily impaired securities by approximately $170 thousand in the third quarter of 2005 compared to approximately $165 thousand in the third quarter of 2004. See further discussion of impairment write-downs in the Realized Losses and Impairments section below.
  Losses and Expenses
     Net losses and loss adjustment expenses (LAE) increased 83.6% or $7.7 million for the third quarter of 2005 over the third quarter of 2004. Net losses and LAE is comprised of both paid losses and the change in loss and LAE reserves during the period. The following table provides detail on direct paid losses for our Primary and Modified Pool insurance for the three months ended September 30, 2005 and 2004 (in thousands):

	2005	2004
Primary insurance	$11,980	$6,547
Modified Pool insurance	1,475	733

Total	$13,455	$7,280

     Direct paid losses, excluding LAE, were $13.5 million for the third quarter of 2005, up slightly from $13.3 million for the second quarter of 2005 and up 84.9% from $7.3 million for the third quarter of 2004. In the second quarter of 2005, one of our larger servicers unexpectedly expedited its claims processing procedures, causing an increase in the number of claims filed, and therefore, an increase in the inventory of unpaid claims at June 30, 2005. During the third quarter of 2005, we reduced this inventory of unpaid claims, causing an increase in the number of paid claims compared to the second quarter of 2005. We also made several improvements in our loss mitigation efforts during the third quarter of 2005. These improvements included a claims system upgrade, hiring additional personnel with real estate expertise to assist us in acquiring properties in lieu of foreclosure, and improved loan modifications and restructuring procedures to assist borrowers in default. Average severity decreased from approximately $29,200 in the second quarter of 2005 to $25,700 in the third quarter of 2005, a level more consistent with the past several quarters. This decrease in average severity kept the level of paid losses close to what was experienced in the second quarter of 2005 despite the increase in the number of claims paid. Our average severity on paid losses can fluctuate significantly from quarter to quarter and is the product of a relatively small number of claims paid in a given quarter.
     Direct paid losses for the third quarter of 2005 increased $6.2 million over the third quarter of 2004 primarily as a larger percentage of our insurance in force is moving into the peak claim paying period of two to five years from loan origination. At September 30, 2005, approximately 32% of our total risk in force was in the peak claim paying period compared to approximately 20% at September 30, 2004. If persistency remains near current levels, then we would anticipate the percentage of the risk in force within the peak claim paying period to be in the 32% — 37% range. Another contributor to the increase in paid claims from the third quarter of 2004 was the increase in average severity from an unusually low level of approximately $18,300 to approximately $25,700 for the third quarter of 2005.
     Net losses and loss adjustment expenses also includes the change in reserves for losses and loss adjustment expenses. The reserve for losses and loss adjustment expenses increased $3.2 million in the third quarter of 2005 compared to an increase of $1.8 million in the third quarter of 2004. We increased reserves in the third quarter of 2005 primarily to reflect an increase in the number of reported defaults and also to reflect higher long-term severity trends. We have utilized historical long-term performance in our reserving methodology and adjust our factors for current economic conditions when we believe the conditions will significantly impact the long-term loss development. We will continue to monitor and evaluate trends affecting frequency and severity as well as the results of our loss mitigation efforts mentioned earlier. We are cautious about the current housing market and certain market segments that have recently experienced rapid house price appreciation. Our reserving model and judgment incorporates this forward-looking perspective.

     The following table shows further detail about the Company’s loss reserves at September 30, 2005 and 2004 broken out by Primary and Modified Pool insurance (in thousands):

	2005	2004
Primary insurance:
Reserves for reported defaults	$35,206	$26,432
Reserves for defaults incurred but not reported	4,646	3,544

Total Primary insurance	39,852	29,976

Modified Pool insurance:
Reserves for reported defaults	1,305	2,266
Reserves for defaults incurred but not reported	563	206

Total Modified Pool insurance	1,868	2,472

Reserve for loss adjustment expenses	103	99

Total reserves for losses and loss adjustment expenses	$41,823	$32,547

          As seen in the following table, the number of defaults subject to deductibles has grown while the number of defaults without deductibles has decreased at September 30, 2005 when compared to September 30, 2004. Until the projected loss reserve for the aggregate defaults within a particular pool of loans with a deductible exceeds a pre-established threshold, no reserves are established for loans within the pool. As of September 30, 2005, no individual structured bulk transaction had reported claims that approach these individual deductible amounts. The following table shows the number of loans in default at September 30, 2005 and 2004:

	2005	2004
Primary insurance	4,312	3,902
Modified Pool insurance:
With deductibles	709	197
Without deductibles	632	909

Total Modified Pool insurance	1,341	1,106

Total	5,653	5,008

Total excluding defaults on loans with deductibles	4,944	4,811

     The number of loans in default grew 12.9% from September 30, 2004 to September 30, 2005, while our number of insured loans in force grew 14.1% over the same period. Excluding the defaults with deductibles, the number of loans in default grew 2.8% from September 30, 2004 to September 30, 2005. Because of the growth of our in force business, we believe the number of loans in default for both Primary and Modified Pool insurance will continue to increase as the more recent books continue to season.

     Our loss ratio (the ratio of incurred losses and loss adjustment expense to premiums earned) increased to 38.4% for the third quarter of 2005 from 25.8% for the third quarter of 2004 primarily due to the increases in incurred losses discussed above and also reflects the seasoning of the existing book of business.
     We are cautious about housing market conditions in certain regions that have recently experienced rapid house price appreciation. Changes in the economic environment could accelerate paid and incurred loss development. Due to the inherent uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is difficult to predict the impact of such higher claim frequencies on future earnings.
     Amortization of DAC was relatively flat in the third quarter of 2005 compared to the same period of 2004. Growth in DAC amortization due to growth in the asset balance was offset by a refinement in methodology implemented in the first quarter of 2005 for the calculation of the dynamic adjustment used to reflect persistency levels. See further discussion in the Deferred Policy Acquisition Costs section below.
     The increase of 11.9% in other operating expenses in the third quarter of 2005 over the third quarter of 2004 was well below the growth in premiums and insurance in force as we continue to focus on controlling our operating expenses. The expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for the third quarter of 2005 improved to 26.1% from 28.6% for the third quarter of 2004. We have made substantial investments in technology that allow for growth in both our Primary and Modified Pool insurance without proportional increases in operating expenses.
     Our effective tax rate was 27.2% for the third quarter of 2005 compared to 28.3% for the third quarter of 2004. The decrease in the effective tax rate is due primarily to an increase in tax-exempt interest resulting from a higher percentage of tax-preferred municipal securities in the investment portfolio. We expect our effective tax rate to remain near current levels or increase slightly as earned premium may grow faster than tax-preferred income.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Net income increased 2.4% for the first nine months of 2005 over the first nine months of 2004, driven by a 19.5% increase in earned premiums and an 18.1% increase in net investment income, almost fully offset by a 73.8% increase in net losses and loss adjustment expenses. Diluted realized investment gains and losses per share, net of taxes, reduced earnings per share in the first nine months of 2005 by $0.01 compared to a $0.02 contribution for the first nine months of 2004.

Production
     Total insurance written in the first nine months of 2005 increased 27.5% to $16.7 billion compared to $13.1 billion for the same period of 2004. Total insurance written includes Primary and Modified Pool insurance written.
     According to the industry data available, mortgage originations have remained relatively flat for the first nine months of 2005 when compared to the same period of 2004, while the mortgage insurance penetration in the mortgage marketplace has declined over these same periods. The expansion of alternative credit enhancements such as 80/10/10 structures has eroded the mortgage insurance industry’s overall penetration into the mortgage marketplace. Despite the decline in mortgage insurance penetration in the mortgage marketplace, our market share increased as our primary insurance written remained flat at $8.2 billion for the first nine months of both 2005 and 2004. Modified Pool insurance written in the first nine months of 2005 was $8.4 billion compared to $4.9 billion in the first nine months of 2004. Modified Pool insurance written will vary from period to period for the reasons explained in the quarterly comparisons above.
     A portion of the bulk transactions entered into in the last two years have been structured with deductibles that have put us in the second loss position. Approximately 43% and 83% of our insurance written attributable to structured bulk transactions during the first nine months of 2005 and 2004, respectively, was structured with deductibles.
Revenues
     Total direct premiums written were $152.2 million in the first nine months of 2005 compared to $128.8 million for the same period of 2004, an increase of 18.1% primarily due to a $23.2 million increase in renewal direct premiums. Increased persistency and strong production were the main contributors to this growth in renewal premiums.
     Net premiums written increased 18.8% to $122.3 million for the first nine months of 2005 from $102.9 million for the first nine months of 2004. Ceded premiums written increased 15.5% to $29.9 million for the first nine months of 2005 as compared to $25.9 million for the first nine months of 2004, slightly less than the growth in direct premiums written.

     The following table provides further data on ceded premiums for the nine months ended September 30, 2005 and 2004:

	2005	2004
Premium cede rate (ceded premiums written as a percentage of direct premiums written)	19.6%	20.1%
Captive reinsurance premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written)	18.1%	18.1%
Average captive premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written under captive reinsurance arrangements)	36.6%	36.9%
     During the first nine months of 2005, 53.8% of Primary insurance written and 26.6% of total insurance written was subject to captive reinsurance arrangements, compared to 55.0% of Primary insurance written and 34.6% of total insurance written in the same period of 2004. The decrease in the percentage of Primary insurance written subject to captive reinsurance arrangements from 2004 to 2005 is primarily a result of an increase in production of our lender paid product that generally is not subject to captive reinsurance arrangements. Additionally, none of our Modified Pool insurance is subject to captive reinsurance arrangements.
     Earned premiums increased 19.5% to $124.0 million for the first nine months of 2005 from $103.8 million for the first nine months of 2004. Our unearned premium liability decreased $1.7 million from December 31, 2004 to September 30, 2005, as compared to a decrease of $0.9 million from December 31, 2003 to September 30, 2004. Direct written premium from the annual premium product represented 12.9% of direct premium written in the first nine months of 2005 compared to 14.8% for the first nine months of 2004. Production of annual premium product transactions has been decreasing in recent quarters.
     Net investment income for the nine months ended September 30, 2005 increased 18.1% over the first nine months of 2004 despite a decline in portfolio yields. This growth was primarily due to growth in invested assets combined with an increase of $0.2 million in the market value of a certain security that requires changes in market value to be reflected in investment income. Average invested assets at cost or amortized cost for the first nine months of 2005 grew 16.4% over that for the first nine months of 2004 as a result of the investment of cash flows from operations throughout the year.
     During the nine months ended September 30, 2005, we wrote down other-than-temporarily impaired securities by approximately $170 thousand compared to approximately $304 thousand in the same period of 2004. See further discussion of impairment write-downs in the Realized Losses and Impairments section below.

Losses and Expenses
     Net losses and loss adjustment expenses increased 73.8% for the first nine months of 2005 over the first nine months of 2004. Net paid losses, excluding loss adjustment expenses, increased to $36.4 million during the nine months ended September 30, 2005 from $20.0 million during the same period of 2004, an increase of 82.0%. This increase primarily occurred in both the second and third quarters of 2005 for the reasons discussed in the quarterly comparisons above. Average severity for all loans combined was approximately $26,000 for the first nine months of 2005 compared to $21,900 for the first nine months of 2004. The following table provides detail on direct paid losses from Primary and Modified Pool insurance for the nine months ended September 30, 2005 and 2004 (in thousands):

	2005	2004
Primary insurance	$32,810	$18,558
Modified Pool insurance	3,595	1,447

Total	$36,405	$20,005

     Net losses and loss adjustment expenses also includes the change in reserves for losses and loss adjustment expenses. The reserve for losses and loss adjustment expenses increased $7.8 million in the first nine months of 2005 compared to $5.4 million in the first nine months of 2004. We increased reserves to reflect an increase in the number of reported defaults and higher long-term severity trends.
     Our loss ratio increased to 36.2% for the nine months September 30, 2005 from 24.9% for the same period of 2004 due to the increases in incurred losses discussed in the quarterly comparisons above.
     Amortization of DAC increased 7.4% for the first nine months of 2005 over the first nine months of 2004 primarily due to growth in the asset balance. See further discussion in the Deferred Policy Acquisition Costs section below.
     The increase in other operating expenses for the nine months ended September 30, 2005 over the nine months ended September 30, 2004 of 9.9% is less than the growth in our insurance in force due to continued efforts to control operating expenses. The expense ratio for the first nine months of 2005 declined to 26.8% from 29.2% for the first nine months of 2004.
     Our effective tax rate decreased to 27.7% for the first nine months of 2005 from 28.8% for the first nine months of 2004 due primarily to a higher proportion of interest income from tax-preferred municipal securities.

Significant Customers
     Our objective is controlled, profitable growth in both the flow and bulk arenas while adhering to our risk management strategies. Our strategy is to continue our focus on national lenders while maintaining the productive relationships that we have built with regional lenders. Our ten largest customers were responsible for 77.6% and 77.2% of flow insurance written during the three- and nine-month periods ended September 30, 2005 compared to 71.6% and 71.0% during the three- and nine-month periods ended September 30, 2004. Our two largest customers were responsible for 59.3% and 61.0% of flow insurance written during the three- and nine- month periods ended September 30, 2005 compared to 54.9% and 53.9% during the three- and nine-month periods ended September 30, 2004, respectively. The loss of one or more of these significant customers could have an adverse effect on our business.
Financial Position
     Total assets increased to $742 million at September 30, 2005, an annualized growth rate of 13.9% over December 31, 2004, primarily the result of growth in invested assets. Total liabilities increased to $255 million at September 30, 2005, from $235 million at December 31, 2004, primarily due to an increase in deferred tax liabilities. This section identifies several items on our balance sheet that are important in the overall understanding of our financial position. These items include deferred policy acquisition costs, prepaid federal income tax and related deferred income taxes, and loss and loss adjustment expense reserves. The majority of our assets are contained in the investment portfolio. A separate Investments section follows the Financial Position section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk.
  Deferred Policy Acquisition Costs
     Costs expended to acquire new business are capitalized as DAC and recognized as expense over the anticipated premium paying life of the policy in a manner that approximates the estimated gross profits. We employ a dynamic model that calculates amortization of DAC separately for each year of policy origination. The model relies on assumptions that we make based upon historical industry experience and our own unique experience regarding the annual persistency development of each year of policy origination. Persistency is the most important assumption utilized in determining the timing of reported amortization expense reflected in the income statement and the carrying value of DAC on the balance sheet. A change in the assumed persistency can impact the current and future amortization expense as well as the carrying value on the balance sheet. Our model accelerates DAC amortization through a dynamic adjustment when actual persistency for a particular year of policy origination is lower than the estimated persistency originally utilized in the model. This dynamic adjustment is capped at the levels assumed in the models, and we do not decrease DAC amortization below the levels assumed in the model when persistency increases above those levels. When actual persistency is lower than that assumed in our models, the dynamic adjustment effectively adjusts the estimated policy life utilized in the model to a policy life based upon the current actual persistency.
     Our DAC models separate the costs capitalized and the amortization streams between transactions arising from the structured bulk and flow delivery channels. Generally, structured bulk transactions have significantly lower acquisition costs associated with the production of the business and they also have a shorter original estimated policy life. We apply the dynamic adjustment utilizing the same methodology to the structured bulk DAC models. At September 30, 2005 and December 31, 2004, net unamortized DAC relating to the structured bulk delivery channel amounted to 6.4% and 5.4% of the total DAC on the balance sheet.
     DAC amortization was relatively flat in the third quarter of 2005 compared to the third quarter of 2004. The following table shows the changes in the DAC asset for the three months and nine months ended September 30, 2005 (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Balance – beginning of period	$33,082	$31,553	$32,453	$29,363
Costs capitalized	3,964	4,294	11,945	13,119

Amortization – normal	(3,296)	(3,040)	(9,873)	(9,166)
Amortization – dynamic adjustment	(418)	(630)	(1,193)	(1,139)

Total amortization	(3,714)	(3,670)	(11,066)	(10,305)

Balance – end of period	$33,332	$32,177	$33,332	$32,177

     In the first quarter of 2005, we refined the intra-period estimation of actual persistency for the calculation of the dynamic adjustment to DAC amortization. Rather than utilizing a quarterly persistency rate to calculate the dynamic adjustment as in prior periods, we utilized a projected annual persistency rate through December 31 of the current year for this calculation. Assuming no large swings in persistency, we expect the dynamic adjustment for the remaining quarter of 2005 to approximate the third quarter adjustment shown above.
   Prepaid Federal Income Taxes and Deferred Income Taxes
     We purchase ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) in lieu of paying current federal income taxes to take advantage of a special contingency reserve deduction for mortgage guaranty companies. We record these bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that will become due in ten years when the contingency reserve is released and the Tax and Loss Bonds mature. Prepaid income taxes were $132.9 million at September 30, 2005 and $119.1 million at December 31, 2004.
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
   Reserve for Losses and Loss Adjustment Expenses
     Our loss and loss adjustment expense reserves grew to $41.8 million at September 30, 2005 from $34.0 million at December 31, 2004, primarily due to increases in the severity factors utilized in our reserve calculations and the continued seasoning of our insurance in force. The increases in the severity factors were the result of trends that we believe will affect long-term loss development.
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
     We analyze various components in determining the loss severity factor, including the baseline severity, policy year, geography and salvage recoverable. In determining the frequency factor, we focus our analysis on the policy year/policy age, the number of previously reported defaults to identify chronic late payers, and the number of months that the payment is past due. We utilize historical long-term performance in our reserving methodology and adjust our factors for current economic conditions when we believe the conditions will significantly impact long-term loss development trends. We are cautious about the current housing market, especially as it relates to relaxed lender credit standards and unsustainable levels of house price appreciation in certain areas. We will continue to monitor the trends affecting frequency and severity as well as the results of our loss mitigation efforts. Our reserving model and judgment incorporates this forward-looking perspective. For these reasons, there may be fluctuations in the reserve factors utilized from period to period. Because the estimate for loss reserves is sensitive to the estimates of claims frequency and severity, we perform analyses to test the reasonableness of the best estimate generated by the loss reserve process and make adjustments as deemed appropriate. Adjustments to reserve estimates are reflected in the financial statements in the periods in which the adjustments are made.

     Further, we analyze defaults within individual structured bulk transactions to determine whether the business was written with a deductible that would put us in a second loss position. Until the projected loss reserve for the aggregate defaults within a particular pool of loans with a deductible exceeds a pre-established threshold, no reserves are established for loans within the pool.
     We believe that years two through five have the highest incidence of defaults for Primary insurance and years two to four have the highest incidence of defaults for Modified Pool insurance. At September 30, 2005, approximately 32% of our total risk in force was in the peak claim paying period compared to approximately 17% at December 31, 2004. Because of this fact, we expect loss reserves to continue to grow, reflecting the growth and seasoning of our insurance in force.
     The following table shows default statistics as of September 30, 2005 and December 31, 2004:

	September 30	December 31
	2005	2004
Total business:
Number of insured loans in force	297,400	266,574
Number of loans in default	5,653	5,445
Percentage of loans in default (default rate)	1.90%	2.04%

Primary insurance:
Number of insured loans in force	219,159	218,011
Number of loans in default	4,312	4,203
Percentage of loans in default	1.97%	1.93%

Modified Pool insurance:
Number of insured loans in force	78,241	48,563
Number of loans in default	1,341	1,242
With deductibles	709	410
Without deductibles	632	832
Percentage of loans in default*	1.71%	2.56%

Alt-A business**:
Number of insured loans in force	65,695	39,047
Number of loans in default	1,122	988
Percentage of loans in default	1.71%	2.53%

*	Calculated based on total number of loans in default

**	Alt-A is included in Primary and Modified Pool insurance amounts above. As of September 30, 2005 we changed our Alt-A classification to be based on the individual loan characteristics, regardless of whether it was written through the flow or structured bulk channel. Prior year amounts reflect the revised Alt-A classification.

     The number of loans in default reported above includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current. The default rate for Primary insurance increased slightly from December 31, 2004 to September 30, 2005, reflecting the continued seasoning of the portfolio as more of the business reaches the period of expected greater default incidence. The decline in the default rate for Modified Pool insurance and Alt-A business is primarily the result of the recent growth of those products, in which we do not expect to see a significant number of defaults in the earlier development years, and is consistent with management’s expectation.
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

     The following schedule shows the growth and diversification of our investment portfolio (dollars in thousands).

	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Fixed maturity securities:
U. S. government obligations	$13,422	2.5%	$12,728	2.7%
State and municipal bonds	475,970	88.4	415,250	86.4
Corporate bonds	23,100	4.3	26,063	5.4
Mortgage-backed bonds	63	0.0	80	0.0

Total fixed maturities	512,555	95.2	454,121	94.5
Equity securities	9,715	1.8	10,272	2.2

Total available-for-sale securities	522,270	97.0	464,393	96.7
Short-term investments	16,027	3.0	16,095	3.3

	$538,297	100.0%	$480,488	100.0%

     We seek to provide liquidity in our investment portfolio through cash equivalent investments and through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity and duration in our investment portfolio consistent with our business outlook and the expected timing, direction, and degree of changes in interest rates. The effective duration of the fixed maturity portfolio was 7.31 years at September 30, 2005 compared to 7.59 years at December 31, 2004.
     We also manage risk and liquidity by limiting our exposure on individual securities. The following table shows the ten largest exposures to an individual creditor in our investment portfolio as of September 30, 2005 (dollars in thousands):

	Carrying	% of Total
Name of Creditor	Value	Invested Assets
Atlanta, Georgia Airport	$6,873	1.28%
Federal National Mortgage Association	5,483	1.02
AAM/ZAZOVE Institutional Income Fund	5,240	0.97
Port of Seattle, Washington	4,631	0.86
Denver, Colorado City and County Airport	4,253	0.79
Cook County, Illinois	4,238	0.79
Charlotte, North Carolina Airport	4,198	0.78
State of Nevada Water Pollution Control	4,073	0.76
University of Texas	4,038	0.75
Chicago, Illinois O’Hare International Airport	3,968	0.74
     As shown above, no investment in the securities of any single issuer exceeded 2% of our investment portfolio at September 30, 2005.

     Our effective pre-tax yield was 4.79% at September 30, 2005 compared to 4.96% at December 31, 2004. The drop in the effective pre-tax yield reflects the decrease in new money rates available for investment coupled with our strategies to increase the overall credit quality of the portfolio and increase our investment in tax-preferred state and municipal bonds.
   Unrealized Gains and Losses
     The following table summarizes by category our unrealized gains and losses in our securities portfolio at September 30, 2005 (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
U. S. government obligations	$13,460	$72	$(110)	$13,422
State and municipal bonds	460,881	15,904	(815)	475,970
Corporate bonds	20,940	2,310	(150)	23,100
Mortgage-backed bonds	60	3	—	63

Subtotal, fixed maturities	495,341	18,289	(1,075)	512,555
Equity securities	8,004	1,864	(153)	9,715

Total securities	$503,345	$20,153	$(1,228)	$522,270

     These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. Of the gross unrealized losses on fixed maturity securities shown above, approximately $580,000 related to bonds with a maturity date in excess of ten years. The largest individual unrealized loss on any one security at September 30, 2005 was approximately $116,000 on a corporate bond with an amortized cost of $1.0 million. Gross unrealized gains and losses at December 31, 2004 were $20.9 million and $(0.6) million, respectively.

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

	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Fixed Maturities:
U.S. treasury and agency bonds	$13,422	2.6%	$12,808	2.8%
AAA	394,149	76.9	332,929	73.3
AA	55,285	10.8	53,285	11.7
A	30,120	5.9	33,530	7.4
BBB	9,827	1.9	12,680	2.8
BB	828	0.2	254	0.1
B	—	0.0	205	0.0
CCC and lower	230	0.0	215	0.1
Not rated	8,694	1.7	8,215	1.8

Total fixed maturities	$512,555	100.0%	$454,121	100.0%

Equities:
Preferred stocks:
AA	$1,532	15.8%	$1,519	14.8%
A	1,828	18.8	2,165	21.1
BBB	1,132	11.6	1,155	11.2
BB	175	1.8	—	0.0
Not rated	485	5.0	525	5.1

	5,152	53.0	5,364	52.2
Common stocks	4,563	47.0	4,908	47.8

Total equities	$9,715	100.0%	$10,272	100.0%

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
     Regarding the approximate $1.2 million of gross unrealized losses at September 30, 2005, no securities had a fair value to cost or amortized cost ratio of less than 80%.
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
   Realized Losses and Impairments
     Realized losses include both write-downs of securities with other-than-temporary impairments and losses from the sales of securities. During the third quarter and first nine months of 2005, we wrote down three securities by a total of approximately $170,000. Further details on the significant write-downs in the third quarter of 2005 are as follows:
•	An approximate $75,000 write-down on preferred stock of a U.S. automobile manufacturer for which the fair value had fluctuated to approximately 76% of cost for the previous nine months. The impairment was primarily the result of weak operating results for 2005 and recent rating agency downgrades. The circumstances surrounding this impairment caused us to review a bond holding of an affiliated finance company of the same U.S. automobile manufacturer. The fair value was approximately 91% of the book value of this security and had been in an unrealized loss position continuously for the previous nine months. We wrote down this security by approximately $60,000 to a value that approximated its market value. No other securities in our portfolio were impacted by these circumstances.
     During the third quarter and first nine months of 2004, we wrote down five securities by a total of approximately $165,000 and $304,000, respectively. Further details on the significant write-downs in the third quarter of 2004 are as follows:
•	An approximate $67,000 write-down on common stock of a pharmaceutical company for which the fair value had fluctuated to approximately 86% of cost for the previous seven to nine months. We sold this security in the fourth quarter of 2004 and realized a small gain. The circumstances surrounding this impairment did not impact other securities in our portfolio.

•	An approximate $53,000 write-down on preferred stock of an international airline for which the value had fluctuated below 80% of amortized cost for over a year. We had previously written down this security by approximately $139,000 in prior quarters. The additional write-down in the third quarter of 2004 resulted from our assessment that the security was other than temporarily impaired because of a reduction in credit quality by rating agencies. We sold this security in the fourth quarter of 2004 at an amount that approximated its carrying value after the write-down. The circumstances surrounding this impairment did not impact other securities in our portfolio.
Liquidity and Capital Resources
     Our sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and prepaid federal income taxes in the form of Tax and Loss Bonds.
     We generated positive cash flow from operating activities of $52.1 million in the nine months ended September 30, 2005 compared to $51.9 million for the same period of 2004. The increase in cash flow from operating activities in 2005 reflects the growth in premiums and investment income received, partially offset by an increase in paid losses. Our business does not routinely require significant capital expenditures other than for enhancements to our computer systems and technological capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities. We have no existing lines of credit due to the sufficiency of the operating funds from the sources described above.
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
     We cede business to captive reinsurance affiliates of certain mortgage lenders (“captives”), primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds or letters of credit.
     Total stockholders’ equity increased to $486.9 million at September 30, 2005, from $437.3 million at December 31, 2004. This increase resulted primarily from net income for the first nine months of 2005 of $44.2 million and additional paid-in-capital of $5.0 million resulting from the exercise of employee stock options and the related tax benefit.
     Total statutory policyholders’ surplus for our insurance subsidiaries decreased to $134.7 million at September 30, 2005, from $135.7 million at December 31, 2004. This decline was caused by a temporary increase in deferred tax liabilities that flows through statutory surplus. The primary difference between statutory policyholders’ surplus and equity computed under generally accepted accounting principles is the statutory contingency reserve. The balance in the statutory contingency reserve was $427.2 million at September 30, 2005, compared to $369.4 million at December 31, 2004. Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. Statutory capital amounted to $561.9 million at September 30, 2005, compared to $505.1 million at December 31, 2004.
     Triad’s ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad’s ability to write additional insurance. A number of states also generally limit Triad’s risk-to-capital ratio to 25-to-1. As of September 30, 2005, Triad’s risk-to-capital ratio was 13.0-to-1 as compared to 14.0-to-1 at December 31, 2004. The risk-to-capital ratio is calculated using net risk in force as the numerator, and statutory capital as the denominator. Net risk in force is risk in force reduced by risk ceded under reinsurance arrangements, including captive risk-sharing arrangements as well as any applicable stop-loss limits and deductible amounts.
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
     The Office of Federal Housing Enterprise Oversight (OFHEO) issued its risk-based capital rules for Fannie Mae and Freddie Mac in 2002. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a “AAA” rated private mortgage insurer than for insurance from a “AA” rated private mortgage insurer. The phase-in period for OFHEO’s risk-based capital rules is ten years. We do not believe the new risk-based capital rules will have a significant adverse impact on our financial condition in the future. However, if the rules result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, our financial condition could be significantly harmed.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company’s market risk exposures at September 30, 2005 have not materially changed from those identified in Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
a)	We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 (Act) Rule 13a-15. Based on that evaluation, our management, including our CEO and CFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective. Disclosure controls and procedures include controls and procedures designed to ensure that management, including our CEO and CFO, is alerted to material information required to be disclosed in our filings under the Act so as to allow timely decisions regarding our disclosures. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

b)	There have been no changes in internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings — None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None
Item 6. Exhibits — See exhibit index on page 40.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIAD GUARANTY INC.

Date: November 7, 2005
/s/ Kenneth S. Dwyer Kenneth S. Dwyer
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.32	Employment Agreement between the Registrant and Mark K. Tonnesen (filed as an exhibit to the Registrant’s Form 8-K dated September 16, 2005 and incorporated by reference herein).

31(i)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.