Form 10-K
period 2005-12-31
TRIAD GUARANTY INC
filed 2006-03-14
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Title of Each Class
Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $460,174,380 as of June 30, 2005, which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the registrant (however this does not constitute a representation or acknowledgment that any such individual is an affiliate of the registrant).

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 28, 2006, was 14,825,642.

Portions of the following documents are incorporated by	Part of this Form 10-K into which the document
reference into this Form 10-K:	is incorporated by reference

Triad Guaranty Inc. Proxy Statement for 2006 Annual Meeting of Stockholders	Part III

PART I

Item 1.	Business

Overview

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

The Company was incorporated by CIC in Delaware in August 1993, for the purpose of holding all the outstanding stock of Triad and to undertake the initial public offering of the Company’s common stock, which was completed in November 1993. Currently, CML owns 17.4% of the outstanding common stock of the Company, which it acquired in 1993, prior to the initial public offering. In November 2005, the Company completed a transaction in which CIC transferred all of its 2,573,551 shares of the Company’s common stock to the Company in exchange for 2,528,214 newly issued shares of the Company’s common stock. The newly issued shares were then distributed to CIC shareholders as part of CIC’s liquidation.

The principal executive offices of the Company are located at 101 South Stratford Road, Winston-Salem, North Carolina 27104. Its telephone number is (336) 723-1282.

Private mortgage insurance, also known as mortgage guaranty insurance, is issued in many home purchase and refinance transactions involving conventional residential first mortgage loans to borrowers with equity of less than 20%. If the homeowner defaults on the mortgage, private mortgage insurance reduces, and in some instances eliminates, any loss to the insured lender. Private mortgage insurance also facilitates the sale of low down payment mortgage loans in the secondary mortgage market, principally to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Under risk-based capital regulations applicable to most financial institutions, private mortgage insurance also reduces the capital requirement for such lenders on residential mortgage loans not sold that have equity of less than 20%. Mortgage insurance is also purchased by investors and lenders who seek additional default protection or capital relief on loans with equity of greater than 20%.

Distribution Channels

Our flow channel consists of business originated by lenders and submitted to us on a loan-by-loan basis. Through the bulk channel, we participate in structured bulk transactions, which involve underwriting and insuring a group of loans with individual coverage for each loan. Structured bulk transactions are typically initiated by underwriters of mortgage-backed securities, mortgage lenders, and mortgage investors such as Fannie Mae and Freddie Mac, who seek additional default protection, capital relief, and credit enhancement on groups of loans sold in the secondary market. Coverage on structured bulk transactions is determined at the individual loan level, sufficient to reduce the insured’s exposure on any loan in the transaction down to a stated percentage of the loan balance (“down-to” coverage). We are provided loan-level information on the group of loans and, based on the risk characteristics of the entire group of loans and the requirements of the secondary mortgage market participant, we submit a price for insuring the entire group of loans. We compete against other mortgage insurers as well as other forms of credit enhancement provided by capital markets for these transactions.

Structured bulk transactions frequently include an aggregate stop-loss limit applied to the entire group of insured loans. Additionally, 39% of the structured bulk transactions we entered into in 2005 and 81% in 2004 included deductibles under which we will pay no losses until the losses exceed the deductible amount. Through

December 31, 2005, insurance written through the structured bulk channel has not been subject to captive mortgage reinsurance or other risk-sharing arrangements.

Historically, we have segregated information based only on the flow and bulk distribution channels. Although we continue to manage our business through these distribution channels, we believe that reporting information from a risk exposure perspective helps clarify our business and the risk factors associated with our portfolio. We believe risk exposure differs among our product types, particularly our two main product classifications. Therefore, where relevant in this Form 10-K and in future filings, we will report information using the Primary insurance and Modified Pool insurance product classifications defined below.

Mortgage Insurance Products

Primary Insurance

Primary insurance provides mortgage default protection to lenders on individual loans and covers a percentage of unpaid loan principal, delinquent interest, and certain expenses associated with the default and subsequent foreclosure (collectively, the “claim amount”). The claim amount, to which the appropriate coverage percentage is applied, generally ranges from 110% to 115% of the unpaid principal balance of the loan. Our obligation to an insured lender with respect to a claim is determined by applying the appropriate coverage percentage to the claim amount. Under our master policy, we have the option of paying the entire claim amount and taking title to the mortgaged property or paying the coverage percentage in full satisfaction of our obligations under the insurance written. “Insurance written” is defined as the entire loan balance for which a lender has requested mortgage insurance and is generally utilized as a term to measure sales production. We classify a policy as Primary insurance if it provides first dollar loss coverage and a) has a loan-to-value (LTV) ratio greater than 80% or b) is part of a structured transaction with an LTV ratio less than 80% and does not have a stop loss or deductible. Primary insurance can be delivered through our flow or bulk channels, although the majority is delivered through the flow channel. Primary insurance comprised approximately 67% and 79% of our total direct insurance in force at December 31, 2005 and 2004, respectively.

We offer primary coverage generally from 12% to 37% of the claim amount. The insured lender selects the coverage percentage that we provide, subject to our underwriting approval, usually in order to comply with their investors’ requirements to reduce investor loss exposure on loans they purchase.

Fannie Mae and Freddie Mac are the ultimate purchasers of a large percentage of the loans we insure. Generally they require a coverage percentage that will reduce their loss exposure on loans they purchase to 75% or less of the property’s value at the time the loan is originated. Since 1999, Fannie Mae and Freddie Mac have accepted lower coverage percentages for certain categories of mortgages when the loan is approved by their automated underwriting services. The reduced coverage percentages limit loss exposure to 80% or less of the property’s value at the time the loan is originated.

Our premium rates vary depending upon various factors including the LTV ratio, loan type, mortgage term, coverage amount, documentation required, credit score and use of property, which all affect the perceived risk of default on the insured mortgage loan. Usually, premium rates cannot be changed after issuance of coverage. Consistent with industry practice, we generally utilize a nationally based, rather than a regional or local, premium rate structure for business acquired through the flow channel. However, special risk rates may be utilized as well.

Premiums on mortgage insurance business acquired through the flow channel are paid by either the borrower (borrower paid) or the lender (lender paid). Under our borrower paid plan, mortgage insurance premiums are charged to the mortgage lender or servicer that collects the premium from the borrower and, in turn, remits the premiums to us. Under our lender paid plan, mortgage insurance premiums are charged to the mortgage lender or loan servicer that pays the premium to us. The lender may recover the premium through an increase in the borrower’s interest rate. Approximately 68% and 77% of Primary insurance was written under our borrower paid plan during 2005 and 2004, respectively. The remainder was written under our lender paid plan (32% and 23% of flow insurance during 2005 and 2004, respectively). Our lender paid volume is concentrated among larger mortgage lender customers.

Premiums may be remitted monthly, annually, or in one single payment. The monthly premium payment plan involves the payment of one or two months’ premium at the mortgage loan closing. Thereafter, level monthly premiums are collected by the loan servicer for monthly remittance to us. We also offer a plan under which the first monthly mortgage insurance payment is deferred until the first loan payment is made. This deferred monthly premium product decreases the amount of cash required from the borrower at closing, thereby making home ownership more affordable. Monthly premium plans represented approximately 96% and 92% of Primary insurance written through our flow channel in 2005 and 2004, respectively.

The annual premium payment plan requires a first-year premium paid at mortgage loan closing with annual renewal payments. With respect to our borrower-paid annual premium plans, renewal payments are collected monthly from the borrower and held in escrow by the mortgage lender or servicer for annual remittance to us in advance of each renewal year. Annual premium plans represented approximately 4% and 8% of Primary insurance written through our flow channel in 2005 and 2004, respectively.

The single premium payment plan requires a single payment paid at loan closing. The single premium payment can be financed by the borrower by adding it to the principal amount of the mortgage or can be paid in cash at closing by the borrower. Single premium plans represented less than 1% of Primary insurance written through our flow channel in 2005 and 2004.

Modified Pool Insurance

Modified Pool insurance is written only as part of a structured bulk transaction to provide credit enhancement to lenders and investors who seek additional default protection and capital relief. This type of insurance a) provides coverage that exceeds the protection provided by existing primary insurance or b) provides primary coverage on loans with a loan to value ratio of less than 80% that are part of a structured transaction with a stop loss or deductible. Modified Pool insurance comprised approximately 33% and 21% of our total direct insurance in force at December 31, 2005 and 2004, respectively.

Traditional Pool Insurance

Traditional pool insurance generally has been offered by private mortgage insurers to lenders as an additional credit enhancement for certain mortgage-backed securities and provides coverage for the full amount of the net loss on each individual loan included in the pool, subject to an aggregate stop loss limit and/or a deductible. We have not offered traditional pool insurance.

Risk-sharing Products

We offer mortgage insurance structures designed to allow lenders to share in the risks of mortgage insurance. One such arrangement is our captive reinsurance program. Under the captive reinsurance program, a reinsurance company, generally an affiliate of the lender, assumes a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. Typically, the reinsurance program is an excess-of-loss arrangement with defined aggregate layers of coverage and a maximum exposure limit for the captive reinsurance company. Captive reinsurance programs may also take the form of a quota share arrangement, although we had no quota share arrangements in force under captive reinsurance programs as of December 31, 2005. Under our excess-of-loss programs, with respect to a given book year of business, Triad retains the first loss position on the first aggregate layer of risk and reinsures a second defined aggregate layer with the reinsurer. Triad generally retains the remaining risk above the layer reinsured. Of the reinsurance agreements in place at December 31, 2005, the first layer retained by Triad ranged from the first 3.0% to 6.5% of risk in force and the second layer ceded to reinsurers ranged from the next 4.0% to 10.0%. Ceded premiums, net of ceded commissions, under these arrangements ranged from 20.0% to 40.0% of premiums.

We require the counterparties to all of Triad’s reinsurance agreements to establish trust accounts to support the reinsurers’ obligations under the reinsurance agreements. The captive reinsurer is the grantor of the trust and Triad is the beneficiary of the trust. The trust agreement includes covenants regarding minimum and ongoing capitalization, required reserves, authorized investments, and withdrawal of assets and is funded by ceded premium and investment earnings on trust assets as well as capital contributions by the reinsurer.

The ultimate impact on our financial performance of an excess-of-loss captive structure is primarily dependent on the total level of losses and the persistency rates during the life of the business. We define persistency as the percentage of insurance in force remaining from twelve months prior. We believe that our excess-of-loss captive reinsurance programs provide valuable reinsurance protection by limiting the aggregate level of losses, and, under normal operating environments, potentially reduce the degree of volatility in our earnings from the development of such losses over time. At December 31, 2005 and 2004, 39% and 43% of insurance in force was subject to captive reinsurance programs.

Cancellation of Insurance

We cannot cancel mortgage insurance coverage except for nonpayment of premium or certain material violations of the master policy, and coverage remains renewable at the option of the insured lender. Generally, mortgage insurance is renewable at a rate determined when the insurance on the loan was initially issued.

Insured lenders may cancel insurance acquired through the flow channel at any time at their option. Pursuant to the Homeowners Protection Act, lenders are required to automatically cancel the borrower paid private mortgage insurance on most loans made on or after July 29, 1999, when the outstanding loan amount is 78% or less of the property’s original purchase price and certain other conditions are met. A borrower may request that a loan servicer cancel borrower-paid mortgage insurance on a mortgage loan when the loan balance is less than 80% of the property’s current value, but loan servicers are generally restricted in their ability to grant those requests by secondary market requirements and by certain other regulatory restrictions.

Mortgage insurance coverage can also be cancelled when an insured loan is refinanced. If we provide insurance on the refinanced mortgage, the policy on the refinanced home loan is considered new insurance written. Therefore, continuation of coverage from one of our refinanced loans to a new loan results in both a cancellation of insurance and new insurance written. During periods of high refinance activity, our earnings and risk profile are more subject to fluctuations. Our cancellation rate, defined as the percentage of insurance in force from twelve months prior that was cancelled during the twelve month period, was 31% and 32% for 2005 and 2004, respectively.

Customers

Residential mortgage lenders such as mortgage bankers, mortgage brokers, commercial banks, and savings institutions are the principal originators of our insurance written through the flow channel.

To obtain insurance through our flow channel, a mortgage lender must first apply for and receive a master policy from us. Our approval of a lender as a master policyholder is based upon evaluation of the lender’s financial position and demonstrated adherence to sound lending practices as well as other factors.

The master policy sets forth the terms and conditions of our mortgage insurance policy. The master policy does not obligate the lender to obtain insurance from us, nor does it obligate us to issue insurance on a particular loan. The master policy provides that the lender must submit individual loans for insurance to us, and we must approve each loan, subject to certain underwriting criteria, to effect coverage (except in the case of delegated underwriting when the originator has the authority to approve coverage within certain guidelines).

Consolidation within the mortgage origination industry has resulted in a greater percentage of production volume being concentrated among a smaller customer base. According to industry sources, the top 30 lenders in the United States, as ranked by mortgage origination volume, accounted for approximately 88% of originated mortgage volume in 2005 compared to 84% in 2004. Many of these top 30 lenders are our customers. In 2005, production from our top 10 lenders accounted for approximately 77% of insurance written through our flow channel compared to 71% in 2004. The loss of one or more of these significant customers could have an adverse effect on our business.

Our premium revenue is comprised of premium from business originated in the current year plus renewal premium from insurance originated in prior years. Those customers whose revenue comprised more than 10% of our consolidated revenue are listed below:

	Percent of Revenues for
	the Year Ended December 31
Customer	2005	2004

Wells Fargo Home Mortgage, Inc.	20%	16%
Countrywide Credit Industries, Inc	14%	14%

See further discussion regarding significant customers in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sales and Marketing

We currently market our insurance products through a dedicated sales force of approximately 40 professionals, including sales management, and an exclusive commissioned general agency serving a specific geographic market. We are licensed to do business in all 50 states and the District of Columbia.

Our Executive Vice President of Sales and Operations oversees all of our sales and marketing activities and reports directly to our Chief Executive Officer. Our Senior Vice President and National Sales Manager is responsible for all of our sales activities and reports to our Executive Vice President of Sales and Operations. Division managers serve key regional accounts through area sales directors and account executives and report to our Senior Vice President and National Sales Manager. Also reporting to our Senior Vice President and National Sales Manager are national account executives who are responsible for sales efforts toward larger national mortgage originators.

The marketing department develops and implements programs in support of our sales objectives and to promote our image. A variety of tools and venues are utilized to achieve these goals including public relations, marketing materials, internal/external publications, convention trade shows, and the internet.

Contract Underwriting

We provide fee-based contract underwriting services that enable customers to improve the efficiency of their operations by outsourcing all or part of their mortgage loan underwriting. The fee charged is intended to cover the cost of providing the services. Contract underwriting involves examining a prospective borrower’s information contained in a lender’s mortgage application file and making a determination whether the borrower is approved for a mortgage loan subject to the lender’s underwriting guidelines. In addition, we offer Fannie Mae’s Desktop Originator® and Desktop Underwriter® and Freddie Mac’s Loan Prospector® as a service to our contract underwriting customers. These products, which are designed to streamline and reduce costs in the mortgage origination process, supply our customers with fast and accurate information regarding compliance with underwriting standards and Fannie Mae’s or Freddie Mac’s decision for loan purchase or securitization. We provide contract underwriting services through our own employees as well as independent contractors, and these services are provided for loans that require mortgage insurance as well as loans that do not require mortgage insurance. In the event that Triad fails to properly underwrite a loan subject to the lender’s underwriting guidelines, Triad may be required to provide monetary or other remedies to the lender customer. The amounts historically paid and the estimated potential liabilities associated with this activity are not significant.

Competition and Market Share

We and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (“FHA”). These agencies sponsor government-backed mortgage insurance programs under which approximately 24% of all high LTV loans were insured in 2005 compared to 33% in 2004. In addition to competition from federal agencies, we and other private mortgage insurers face competition from state-supported mortgage insurance funds, some of which are either independent agencies or affiliates of state housing agencies. Indirectly, we also compete with mortgage lenders that forego private mortgage insurance to self-insure against the risk of loss from defaults on all or a portion of their low down payment mortgage loans, and we compete with products designed to avoid mortgage insurance such as 80-10-10 structures (a combination of an 80% first mortgage loan, a 10% second mortgage loan usually issued by the same lender, and a 10% down payment).

Fannie Mae and Freddie Mac are the beneficiaries of the majority of our mortgage insurance policies, so their business practices have a significant influence on us. Changes in their practices could reduce the number of policies they purchase that are insured by us and consequently reduce our revenues. Some of Fannie Mae and Freddie Mac’s more recent programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements, which could reduce demand for mortgage insurance and have a material adverse effect on our business, financial condition and operating results.

Fannie Mae and Freddie Mac also have the ability to implement new eligibility requirements for mortgage insurers and to alter or liberalize underwriting standards on low-down-payment mortgages they purchase. We cannot predict the extent to which any new requirements may be enacted or how they may affect the operations of our mortgage insurance business, our capital requirements and our products.

Various proposals have been periodically discussed by Congress and certain federal agencies to reform or modify the charters under which Fannie Mae and Freddie Mac do business. Management is unable to predict the scope and content of such proposals, or whether any such proposals will be enacted into law, and if enacted, what effect they may have on us.

The private mortgage insurance industry consists of seven major mortgage insurance companies including Triad, Mortgage Guaranty Insurance Corporation, PMI Mortgage Insurance Co., United Guaranty Corporation, Radian Guaranty Inc., Genworth Financial, Inc. and Republic Mortgage Insurance Company. Triad is the smallest private mortgage insurer based on 2005 market share and, according to estimated industry data, had a 7.5% share of total net new insurance written in 2005 compared to 6.0% in 2004.

We believe we compete favorably with other private mortgage insurers principally on the basis of personalized and professional service, a strong management and sales team, responsive and versatile technology, innovative products in the flow market and attractive pricing with respect to certain products. We compete in competitive bid transactions in the structured bulk market with both the other private mortgage insurers and providers of other forms of credit enhancements.

Underwriting Practices

We consider effective risk management to be critical to our long-term financial stability. Market analysis, prudent underwriting, the use of automated risk evaluation models, auditing, and knowledge of our customers are all important elements of our risk management process.

Underwriting Personnel

Our Senior Vice President of Underwriting is responsible for the underwriting of business written through the flow channel in the home office as well as regional offices in Arizona, California, Georgia, Illinois, Ohio, Pennsylvania, and Texas. He has been in his position since shortly after the Company was formed. Our Senior Vice President of Risk Management is responsible for assessing the risk factors used in our underwriting procedures. He has been with the Company since 2001 and has more than 20 years of industry experience.

We employed an underwriting staff of approximately 35 at December 31, 2005. Our field underwriters and underwriting managers are limited in their authority to approve programs for certain mortgage loans. The authority levels are tied to underwriting position, knowledge, and experience and relate primarily to loan amounts and property type. All of our loans insured are subject to quality control reviews.

Risk Management Approach

We evaluate risk based on historical performance of risk factors and utilize automated underwriting systems in the risk selection process to assist the underwriter with decision-making. This process evaluates the following categories of risk:

•	Mortgage Lender. We review each lender’s financial statements and management experience before issuing a master policy. We also track the historical risk performance, including loan level risk characteristics, of all significant customers that hold a master policy. This information is factored into determining the loan programs we approve for various lenders. We assign delegated underwriting authority only to lenders with substantial financial resources and established records of originating good quality loans.

•	Purpose and Type of Loan. We analyze various general characteristics of a loan to evaluate its level of risk including: (i) LTV ratio; (ii) purpose of the loan; (iii) type of loan instrument; (iv) level of documentation; and (v) type of property. Generally, we seek loan types with proven track records for which an assessment of risk can be readily made and the premium received sufficiently offsets that risk. Loan types that do not have a proven track record are charged a higher premium, as are other loans which have been shown to carry higher risks, such as adjustable rate mortgages (“ARMs”), loans with limited or no documentation, loans on second homes and investment properties, and loans having higher LTV ratios. We do not actively pursue certain categories of loans that have a disproportionate amount of risk, including ARMs with scheduled negative amortization.

•	Individual Loan and Borrower. Individual insurance applications are evaluated based on analysis of the borrower’s ability and willingness to repay the mortgage loan and the characteristics and value of the mortgaged property. The analysis of the borrower includes reviewing the borrower’s housing and total debt ratios as well as the borrower’s Fair, Isaac and Co., Inc. (“FICO”) credit score, as reported by credit rating agencies. In addition to the borrower’s willingness and ability to repay the loan, we believe that mortgage default risk is affected by a variety of other factors, including the borrower’s employment status. We believe insured mortgage loans made to self-employed borrowers have higher risk of claim, all other factors being equal, than loans to borrowers employed by third parties. Individual insurance applications are reviewed by Triad’s underwriting personnel except for loans originated by lenders under delegated underwriting authority or through automated underwriting services provided by Fannie Mae and Freddie Mac. In the case of delegated underwriting, we monitor compliance with program parameters through periodic audits of delegated business. Through the automated underwriting services provided by Fannie Mae and Freddie Mac, lenders are able to obtain approval for mortgage guaranty insurance with any participating mortgage insurer. Triad works with both enterprises in offering insurance services through their systems while monitoring the risk quality of loans insured through such systems.

•	Geographic Selection of Risk. We place significant emphasis on the condition of the regional housing markets in determining marketing and underwriting policies. Using both internal and external data, our risk management department continually monitors the economic conditions in our active and potential markets. We may choose not to insure new loans in geographic areas in which we have a heavy concentration or that we believe have a higher risk of loss.

•	Risk Dispersion. In the early years of the Company, only certain high quality loans with limited risk were accepted. As we developed expertise beyond that limited spectrum on the risk curve and with the advent of delegated underwriting, we gradually expanded the breadth of risk we view as acceptable. Alt-A loans continue to grow as a percentage of our Primary insurance in force. We have defined Alt-A as individual loans having FICO scores greater than 619 that have been underwritten with reduced or no documentation. The marketplace has changed and many lenders are promoting Alt-A loan programs and other programs with nonconforming loan characteristics. We have participated in certain of these programs, primarily through specific lender-paid programs, through the flow channel. As previously mentioned, loans such as these have a higher premium rate than fully documented, conforming loans.

Underwriting Process for Our Flow Distribution Channel

We accept applications for insurance under three basic programs: a fully-documented program, a credit-score driven reduced documentation program, and a delegated underwriting program which allows a lender’s underwriters to commit insurance to a loan based on strict, agreed upon underwriting guidelines. We also accept loans approved through Freddie Mac’s or Fannie Mae’s automated underwriting systems.

We generally utilize nationwide underwriting guidelines to evaluate the potential risk of default on mortgage loans submitted for insurance coverage. These guidelines have evolved over time and take into account the loss experience of the entire private mortgage insurance industry. They also are largely influenced by the underwriting guidelines of Fannie Mae and Freddie Mac. Specific underwriting guidelines applicable to a given local, state, or regional market are utilized to address concerns resulting from our review of regional economies and housing patterns.

Subject to our underwriting guidelines and exception approval procedures, we expect our internal underwriters and contract underwriters to utilize their experience and business judgment in evaluating each loan on its own merits. Accordingly, our underwriting staff has discretionary authority to insure loans that deviate in certain minor respects from our underwriting guidelines. More significant exceptions are subject to management approval. In all such cases, other compensating factors must be identified. The predominant deviations involve instances where the borrower’s debt-to-income ratio exceeds our guidelines. To compensate for exceptions, our underwriters give favorable consideration to factors such as excellent borrower credit history, the availability of satisfactory cash reserves after closing, and borrower employment stability.

We also allow lenders to submit insurance applications with reduced documentation through automated and non-automated underwriting programs. Under the automated underwriting program, Triad issues a commitment of insurance based on the borrower’s FICO credit score or the approval of the loan through either Fannie Mae’s or Freddie Mac’s automated underwriting system. We issue a commitment of insurance without the standard underwriting process if certain program parameters are met and the borrower has a credit score above established thresholds. We audit lenders’ files on loans submitted under the automated underwriting program randomly and through specific identification of selected risk factors. Documentation submission requirements for non-automated underwritten loans vary depending on the borrower’s credit score.

We utilize a delegated underwriting program to serve many of the larger, well-established mortgage originators. Under this program, standards for type of loan, property type, and credit history of the borrower are established consistent with our risk strategy, and the lender’s underwriters are able to commit insurance to a loan based on these standards. Re-underwriting, re-appraisal, and similar procedures are utilized following issuance of the policy to ensure quality control. Our delegated underwriting program accounted for 37% of applications received through the flow distribution channel in 2005 compared to 41% in 2004. To date, the performance of loans insured under the delegated underwriting program has been comparable to non-delegated business. The use of Fannie Mae’s or Freddie Mac’s automated underwriting programs or our delegated underwriting programs with selected lenders could lead to loss development patterns different than those experienced when we controlled the entire underwriting process.

Underwriting Process for Our Structured Bulk Distribution Channel

Our pricing for structured bulk transactions is commensurate with a transaction’s overall risk profile based upon its individual loan-by-loan analysis as well as any associated stop loss level or deductible amount. We analyze structured bulk transactions during the bid process to identify the individual loans that pose the greatest risk of nonperformance. High-risk loans are identified based on an analysis of multiple risk factors including, but not limited to, credit score, loan-to-value ratio, documentation type, loan purpose, and loan amount. The pertinent risk characteristics of each loan are evaluated to determine the impact on the transaction’s frequency and severity of loss and persistency. We may utilize an outside due diligence firm in this process as well as mortgage risk analysis models such as Standard & Poor’s Levels. We may request to remove certain loans from the transaction as a result of the risk review before we submit a competitive bid. We do not bid on all structured bulk transactions of which we are notified.

Other Risk Management

As discussed earlier, we have expanded the risk characteristics that we pursue in both the Primary and Modified Pool marketplaces. That change has been overseen by our Credit Risk Committee, which is composed of all members of senior management. The Credit Risk Committee must approve all new product offerings and changes in types of risk that we are willing to assume. This includes approval of the expansion of credit characteristics and review of the overall underwriting guidelines utilized.

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

We employ a comprehensive quality assurance internal audit plan to determine whether underwriting decisions being made are consistent with the policies, procedures, and expectations for quality set forth by management. All areas of business activity that involve an underwriting decision are examined, with emphasis on new products, new procedures, contract underwritten loans, delegated loans, new employees, new master policyholders, and new branches of an existing master policyholder. The process used to identify categories of loans selected for audit begins with identification and evaluation of certain defined and verifiable risk elements. Each loan is then tested against these elements to identify loans that fail to meet prescribed policies or an identified norm. The procedure allows management to identify concerns that may exist within individual loans as well as concerns that may exist within a given category of business and take appropriate action.

Financial Strength Rating

Credit ratings generally are considered an important element in a mortgage insurer’s ability to compete for new business, indicating the insurer’s present financial strength and capacity to pay future claims. Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase high LTV mortgages or mortgage-backed securities containing high LTV mortgages unless the insurer issuing private mortgage insurance coverage has a financial strength rating of at least “AA−” by either Standard & Poor’s Ratings Services (“S&P”) or Fitch Ratings (“Fitch”) or a rating of at least “Aa3” from Moody’s Investors Service (“Moody’s”). Triad is rated “AA” by both S&P and Fitch and “Aa3” by Moody’s. Private mortgage insurers are not rated by any other independent nationally-recognized insurance industry rating organization or agency (such as the A.M. Best Company).

When assigning a financial strength rating, S&P, Fitch, and Moody’s generally consider: (i) the specific risks associated with the mortgage insurance industry, such as regulatory climate, market demand, growth, and competition; (ii) management depth, corporate strategy, and effectiveness of operations; (iii) historical operating results and expectations of current and future performance of the insurer’s specific portfolio; and (iv) long-term capital structure, the ratio of debt to equity, the ratio of risk to capital, near-term liquidity, and cash flow levels, as well as any reinsurance relationships and the financial strength ratings of such reinsurers. Ratings are based on factors relevant to policyholders. Such ratings are not directed to the protection of shareholders and do not apply to any securities issued by us.

Some rating agencies issue financial strength ratings based, in part, upon a company’s performance sensitivity to various economic depression scenarios. In determining capital levels required to maintain a company’s rating, the rating agencies may allow the use of different forms of capital including statutory capital, reinsurance, and debt. In January 1998, we completed a $35 million private offering of notes due January 15, 2028. The notes, which were rated “A” by S&P and “A+” by Fitch at the time of issuance, were issued to provide additional capital considered in the rating agency’s depression models.

S&P, Fitch and Moody’s will periodically review Triad’s rating as they do with all rated insurers. Ratings can be withdrawn or changed at any time by a rating agency. A reduction in our rating by S&P, Fitch or Moody’s, while not anticipated, could materially impact our ability to write new business.

Reinsurance

Triad’s product offerings include captive mortgage reinsurance programs whereby an affiliate of a lender reinsures a portion of the insured risk on loans originated or purchased by the lender. These programs are designed to allow the lenders to share in the risk of the business. See further discussion of these programs under the Risk-sharing Products section above.

Pursuant to deeper coverage requirements imposed by Fannie Mae and Freddie Mac, certain loans eligible for sale to such enterprises with a loan-to-value ratio over 90% require insurance with a coverage percentage of 30% or more. Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of an insured loan to 25% of the claim amount, and, as a result, the deeper coverage portion of such insurance must be reinsured. To minimize reliance on third-party reinsurers and to permit it to retain the premiums and related risk on deeper coverage business, Triad reinsures this deeper coverage business with its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”). As of December 31, 2005 and 2004, TGAC assumed approximately $81 million and $73 million in risk from Triad, respectively.

We maintain excess of loss reinsurance arrangements designed to limit our exposure in the event of a catastrophic level of losses. We currently maintain $125 million of excess of loss reinsurance through non-affiliated reinsurers that have financial strength ratings of “AA” or better from Standard & Poor’s.

The use of reinsurance as a source of capital and as a risk management tool is well established within the mortgage insurance industry. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risk it insures, although it does make the reinsurer liable to the primary insurer. There can be no assurance that our reinsurers will be able to meet their obligations under the reinsurance agreements.

Defaults and Claims

Defaults

The claim process on private mortgage insurance begins with the lender’s notification to the insurer of a default on an insured’s loan. Default is defined in the primary master policy as the failure by the borrower to pay, when due, an amount at least equal to the scheduled monthly mortgage payment under the terms of the mortgage. The master policy requires lenders to notify us of default on a mortgage payment within 10 days of either (i) the date on which the borrower becomes four months in default or (ii) the date on which any legal proceeding affecting the loan commences, whichever occurs first. Notification is required within 45 days of default if it occurs when the first payment is due. The incidence of default is affected by a variety of factors including, but not limited to, changes in borrower income, unemployment, divorce, illness, and the level of interest rates. Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage. Defaults that are not cured generally result in submission of a claim to us. Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this document for default statistics at December 31 for the last two years.

Claims

Claims result from defaults that are not cured. During the default period, we work with the insured as well as the borrower in an effort to reduce losses through the loss mitigation efforts described below. The frequency of claims may not directly correlate to the frequency of defaults due, in part, to our loss mitigation efforts and the borrower’s ability to overcome temporary financial setbacks. The likelihood that a claim will result from a default, and the amount of such claim, principally depend on the borrower’s equity at the time of default and the borrower’s (or the lender’s) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage, as well as the effectiveness of loss mitigation efforts. The time frame from when we first receive a notice of default until the ultimate claim is paid generally ranges from six to eighteen months. Changes in various macroeconomic conditions such as house price appreciation, employment, and other market conditions over that time frame also positively or negatively impact the amount of the ultimate claim paid.

The payment of claims is not evenly spread throughout the insurance coverage period. For Primary insurance, relatively few claims are paid during the first year following loan origination. A period of rising claim payments follows, which, based on industry experience, has historically reached its highest level in the second through fifth years after loan origination. Thereafter, the number of claim payments made has historically declined at a gradual rate, although the rate of decline can be affected by local economic conditions. For Modified Pool insurance, the claim pattern peaks somewhat earlier, with the highest claim payment levels reached in the second through fourth years. There can be no assurance that the historical pattern of claims will continue in the future.

Generally, we do not pay a claim for loss under the master policy if the application for insurance for the loan in question contains fraudulent information, material omissions, or misrepresentations that increase the risk characteristics of the loan. Our master policy also excludes any cost or expense related to the repair or remedy of any physical damage (other than “normal wear and tear”) to the property collateralizing an insured mortgage loan. Such physical damage may be caused by accident, natural occurrence, or other conditions.

Under the terms of the master policy, the lender is required to file a claim with us no later than 60 days after it has acquired borrower’s title to the underlying property through foreclosure, a negotiated short sale, or a deed-in-lieu of foreclosure. A primary insurance claim amount includes (i) the amount of unpaid principal due under the loan; (ii) the amount of accumulated delinquent interest due on the loan (excluding late charges) to the date of claim filing; (iii) expenses advanced by the insured under the terms of the master policy, such as hazard insurance premiums, property maintenance expenses and property taxes prorated to the date of claim filing; and (iv) certain foreclosure and other expenses, including attorneys fees. Such claim amount is subject to review and possible adjustment by us. Our experience indicates that the claim amount on a policy generally ranges from 110% to 115% of the unpaid principal amount of a foreclosed loan.

Within 60 days after the claim has been filed, we have the option of either (i) paying the coverage percentage of the claim as specified on the certificate of insurance (usually 12% to 37% of the claim), with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property, or (ii) paying the full claim amount in exchange for the lender’s conveyance of good and marketable title to the property to us, and selling the property for our own account. We choose the claim settlement option believed to cost the least. In most cases, we settle claims by paying the coverage percentage of the claim amount; however we have expanded the use of our option to purchase properties in settlement of claims. At December 31, 2005, we held 48 properties with a combined net realizable value of approximately $5.7 million that were acquired by electing to pay the full claim amount compared to two properties with a combined net realizable value of approximately $0.2 million held at December 31, 2004. We record the estimated loss amount on properties purchased in settlement of claims at the time of acquisition and refine this estimate when appropriate until the property is sold. During 2005, we added additional personnel with real estate expertise to enable us to better utilize the property acquisition option. In general, the claims severity was lower on properties acquired than on those for which we paid the settlement option, although the number of paid claims is far greater than those utilizing the property acquisition option.

Loss Mitigation

Once a default notice is received, we attempt to mitigate our loss. Through proactive intervention with insured lenders and borrowers, we have been successful in reducing the number and severity of our claims for loss. Loss mitigation techniques include pre-foreclosure sales, property sales after foreclosure, advances to assist distressed borrowers who have suffered a temporary economic setback, and the use of repayment schedules, refinances, loan modifications, forbearance agreements, and deeds-in-lieu of foreclosure. Such mitigation efforts typically result in reduced losses from the coverage percentage stated in the certificate of insurance. As a result of loss mitigation efforts, we paid out approximately 75% and 60% of potential exposure on claims in 2005 and 2004, respectively.

Loss Reserves

We establish reserves to provide for the estimated costs of settling claims on loans reported in default and loans in default that are in the process of being reported to us. Consistent with industry practices, we do not establish loss reserves for future claims on insured loans that are not currently in default. Our reserving process is based upon the assumption that long-term historical experience, adjusted for current economic events that we believe will significantly impact the long-term loss development, provides a reasonable basis for estimating future events. See the Financial Position section of Management’s Discussion and Analysis of Financial Condition and Results of

Operations for a more detailed discussion of the loss reserving process, and see Note 4 to the Consolidated Financial Statements for a detailed analysis of the activity in this account for the year.

Analysis of Direct Risk in Force

A foundation of our business strategy is proactive risk selection. We analyze our portfolio in a number of ways to identify any concentrations of risk or imbalances in risk dispersion. We believe that the quality of our insurance portfolio is affected predominantly by (i) the quality of loan originations (including the strength of the borrower and the marketability of the property); (ii) the attributes of loans insured (including LTV ratio, purpose of the loan, type of loan instrument, and type of underlying property securing the loan); (iii) the seasoning of the loans insured; (iv) the geographic dispersion of the underlying properties subject to mortgage insurance; and (v) the quality, integrity and past performance of lenders from which we receive loans to insure.

Lender and Product Characteristics

We had $8.0 billion of direct risk in force as of December 31, 2005. Direct risk in force includes risk from both Primary and Modified Pool insurance, adjusted for applicable stop loss limits and deductibles.

The following table provides information on risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated on December 31, 2005 and 2004. In our 2004 Form 10-K, risk in force amounts did not reflect deductibles. The table below adjusts for deductibles in the data for both years presented.

Risk in Force(1)

	December 31
	2005	2004

Direct Risk in Force (dollars in millions)
Primary insurance	$7,471	$7,158
Modified Pool insurance	545	374

Total	$8,016	$7,532

Net Risk in Force (dollars in millions)
Primary insurance	$6,767	$6,587
Modified Pool insurance	545	374

Total	$7,312	$6,961

Lender concentration (excludes structured bulk transactions):
Top 10 lenders (by original applicant)	69.3%	68.4%
LTV:
95.01% and above	8.9%	9.5%
90.01% to 95.00%	26.1%	32.0%
90.00% and below	65.0%	58.5%

Total	100.0%	100.0%

Loan Type:
Fixed	61.3%	72.3%
ARM (positive amortization)(2)	36.2%	27.7%
ARM (potential negative amortization)(3)	2.5%	0.0%
ARM (scheduled negative amortization)(3)	0.0%	0.0%
Other	0.0%	0.0%

Total	100.0%	100.0%

Mortgage Term:
15 years and under	4.0%	6.0%
Over 15 years	96.0%	94.0%

Total	100.0%	100.0%

	December 31
	2005	2004

Property Type:
Non-condominium (principally single-family detached)	92.9%	94.5%
Condominium	7.1%	5.5%

Total	100.0%	100.0%

Occupancy Status:
Primary residence	85.2%	88.7%
Secondary home	5.0%	3.7%
Non-owner occupied	9.8%	7.6%

Total	100.0%	100.0%

Mortgage Amount:
$200,000 or less	59.6%	66.0%
Over $200,000	40.4%	34.0%

Total	100.0%	100.0%

(1)	Percentages represent distribution of direct risk in force on a per policy basis and does not account for applicable stop-loss amounts.

(2)	Refers to loans where payment adjustments are the same as mortgage interest rate adjustments.

(3)	Scheduled negative amortization is defined as the increase in loan balance that will occur if interest rates do not change. Loans with potential negative amortization will not have increasing principal balances unless interest rates increase.

An important determinant of claim incidence is the relative amount of borrower’s equity in the home. For the industry as a whole, historical evidence indicates that, in general, claim incidence on loans with a higher LTV is greater than a loan with a lower LTV, all else being equal. We believe the higher premium rates charged on high LTV loans adequately reflect the additional risk.

At December 31, 2005, approximately 8.9% of our risk in force was comprised of loans with an LTV greater than 95%. These high LTV loans are offered primarily to low and moderate-income borrowers. We believe that these loans have higher risks than loans with lower LTVs and have often attracted borrowers with weaker credit histories, generally resulting in higher loss ratios. In keeping with our established risk strategy, we have not aggressively solicited this segment of the industry. We do not routinely delegate the underwriting of high LTV loans.

In 2000, the State of Illinois Insurance Division, as well as the insurance departments of several other states, began to permit mortgage insurers to write coverage on loans with LTVs in excess of 97% up to 100% and, in certain instances, up to 103%. This determination was made in response to the development by certain entities in the mortgage securitization market, including Fannie Mae and Freddie Mac, of programs that allowed LTVs in excess of 97%. These programs are designed to accommodate the credit-worthy borrower who lacks the ability or otherwise chooses not to provide a down payment on a home. We accept loans with LTVs greater than 97% on a limited basis.

We write policies on ARMs that primarily are positively amortizing. Payments on these loans are adjusted periodically with interest rate movements. Many of the ARMs have a fixed rate for a stated period of time, and accordingly, most have not yet had payment adjustments. In addition, we insure a small percentage of interest-only mortgages, a variation of an ARM, where the borrower pays only the interest charge on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. The interest rate charged on these loans is often adjusted to reflect market interest rate changes. These interest-only loans may have a heightened propensity to default because of possible “payment shocks” due to interest rate increases or the expiration of the initial period of interest-only payments. In a period of economic stress, defined as increasing interest rates and declining housing prices, ARMs and interest-only loans could perform substantially worse than fixed-rate loans. Although, to date, we have not seen the delinquency rates on ARMs vary significantly from fixed-rate loans, we do not believe that we have sufficient default and claim data under distressed economic conditions to give assurances of their future performance.

In our normal course of operations, our existing underwriting policy does not permit coverage of ARMs with “scheduled” negative amortization. ARMs with “potential” negative amortization characteristics, because of possible interest rate increases and borrower payment option changes, are accepted under limited conditions for approved lenders. If a “potential” negative amortization loan does indeed go to a negative amortization status, there will be a greater risk of default, especially in a period of rising interest rates.

We believe that 15-year mortgages present a lower level of risk than 30-year mortgages, primarily as a result of the faster amortization and the more rapid accumulation of borrower equity in the property. Accordingly, we charge lower premium rates on these loans than on comparable 30-year mortgages.

We believe that the risk of claim is also affected by the type of property securing the insured loan. In our opinion, loans on single-family detached housing are subject to less risk of claim incidence than loans on other types of properties. We believe that attached housing types, particularly condominiums and cooperatives, are a higher risk because, in most areas, condominiums and cooperatives tend to be more susceptible to downward fluctuations in value than single-family detached dwellings in the same market.

Loans on primary residences that were owner occupied at the time of loan origination constituted approximately 85% of our risk in force at December 31, 2005. We believe that loans on non-owner occupied properties represent a substantially higher risk of claim incidence and are subject to greater value declines than loans on primary homes. While we do not actively pursue loans on properties not occupied by the owner, we do accept these types of loans as a normal part of our business from our existing customers.

Historical evidence indicates that higher-priced properties experience wider fluctuations in value than moderately priced residences. These fluctuations exist primarily because there is a smaller pool of qualified buyers for higher-priced homes, which, in turn, reduces the likelihood of achieving a quick sale at fair market value when necessary to avoid a default. The majority of our direct risk in force is on mortgages of $200,000 or below.

Our book of business is relatively unseasoned, having a weighted average life of 2.4 years at December 31, 2005, and 2.2 years at December 31, 2004.

The following table shows direct risk in force as of December 31, 2005 by year of loan origination and the cumulative loss ratios (calculated as direct losses paid divided by direct premiums received, in each case for a particular policy year) that have developed through December 31, 2005 and 2004. It excludes the effects of reinsurance.

			Cumulative Loss
			Ratios as of
	Direct Risk	Percent	December 31
Certificate Year	in Force	of Total	2005	2004
	(In millions)

1995 and before	$30.9	0.4%
1996	16.8	0.2	13.9	13.6
1997	29.4	0.4	9.9	9.6
1998	72.7	0.9	6.4	6.0
1999	60.4	0.8	9.0	7.8
2000	52.0	0.6	32.0	27.8
2001	289.4	3.6	23.7	15.9
2002	687.0	8.6	22.4	10.2
2003	2,111.7	26.3	7.8	1.2
2004	2,077.7	25.9	2.0	0.0
2005	2,588.3	32.3	0.0

Total	$8,016.3	100.0%

The table above reflects relatively higher cumulative ratios of losses paid to premium received for the 2000 and 2002 policy years at this stage of development. This is due, in part, to a large portion of this business refinancing in recent years and the resulting lower aggregate level of premium received for these policy years.

Alt-A continues to grow as a percentage of our Primary insurance in force, and the majority of our Modified Pool insurance is classified as Alt-A. The following table shows the percentage of our insurance in force that we have classified as Alt-A at December 31, 2005 and 2004:

	2005	2004

Primary insurance	9.9%	7.3%
Modified Pool insurance	66.9%	56.2%
Total insurance	28.6%	17.7%

Geographic Dispersion

The following tables reflect the percentage of direct risk in force on our book of business (by location of property) for the top ten states and the top ten metropolitan statistical areas (“MSAs”) as of December 31, 2005.

Top Ten States		Top Ten MSAs

California	10.1%	Chicago, IL	4.1%
Florida	9.2	Phoenix/Mesa, AZ	3.3
Texas	7.6	Atlanta, GA	2.8
Illinois	4.6	Los Angeles/Long Beach, CA	2.3
Arizona	4.5	Houston, TX	2.1
Georgia	4.4	Las Vegas, NV	2.0
North Carolina	4.2	Riverside/San Bernardino, CA	1.9
New Jersey	3.6	New York, NY	1.7
New York	3.5	Denver, CO	1.7
Colorado	3.3	Minneapolis/St. Paul, MN	1.6

Total	55.0%	Total	23.5%

While we continue to diversify our risk in force geographically, a prolonged regional recession, particularly in high concentration areas, or a prolonged national economic recession could significantly increase loss development.

Investment Portfolio

See a complete discussion of investments in the Investment Portfolio section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this document.

Regulation

Direct Regulation

Our insurance subsidiaries are subject to comprehensive, detailed regulation, principally for the protection of policyholders rather than for the benefit of investors, by the insurance departments of the various states in which each insurer is licensed to transact business. Although their scope varies, state insurance laws, in general, grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion over almost every significant aspect of the insurance business. These include the licensing of companies to transact business and varying degrees of control over claims handling practices, reinsurance requirements, premium rates, the forms and policies offered to customers, financial statements, periodic financial reporting, permissible investments, and adherence to financial standards relating to statutory surplus, dividends, and other criteria of solvency intended to assure the satisfaction of obligations to policyholders.

All states have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and furnish to the regulator financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of the insurers within the system. Generally, all transactions within a holding company system between an insurer and its affiliates must be fair and reasonable and the insurer’s statutory policyholders’ surplus following any transaction with an affiliate must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Most states also regulate transactions between insurance companies and their parents and/or affiliates. There can be no assurance that state regulatory requirements will not become more stringent in the future and have an adverse effect on us.

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

Triad is required by Illinois insurance laws to provide for a contingency reserve in an amount equal to at least 50% of earned premiums in its statutory financial statements. Such reserves must be maintained for a period of 10 years except in circumstances where high levels of losses exceed regulatory thresholds. The contingency reserve, designed to provide a cushion against the effect of adverse economic cycles, has the effect of reducing statutory surplus and restricting dividends and other distributions by Triad. At December 31, 2005, Triad had statutory policyholders’ surplus of $131.6 million and a statutory contingency reserve of $447.8 million. At December 31, 2004, Triad had statutory policyholders’ surplus of $135.7 million and a statutory contingency reserve of $369.5 million. Triad’s statutory earned surplus was $47.9 million at December 31, 2005, and $51.9 million at December 31, 2004, reflecting an increase in the statutory contingency reserve and the deferred tax liability greater than statutory net income in 2005.

The insurance laws of Illinois provide that Triad may pay dividends only out of statutory earned surplus and further establish standards limiting the maximum amount of dividends that may be paid without prior approval by the Illinois Director. Under such standards, Triad may pay dividends during any 12-month period equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s net income to be paid out of earned surplus. In addition, insurance regulatory authorities have broad discretion to limit the payment of dividends by insurance companies. Triad has never paid dividends to the Company. In January 2006, the Company’s Board of Directors authorized it to buy back up to 1,000,000 shares of its common stock dependent on market conditions. Although it is not currently anticipated that Triad would pay dividends to the Company in 2006 in order to fund such stock repurchases, there is no regulatory prohibition preventing the payment of dividends. Triad could pay dividends of $47.9 million to the Company in 2006 without prior regulatory approval.

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

TGAC, organized as a subsidiary of Triad under the insurance laws of the state of Illinois in December 1994, is subject to all Illinois insurance regulatory requirements applicable to Triad.

Triad Re, organized as a subsidiary of Triad under the insurance laws of the state of Vermont in November 1999, is subject to all Vermont insurance regulatory requirements applicable to Triad.

Triad, TGAC, and Triad Re are each subject to examination of their affairs by the insurance departments of every state in which they are licensed to transact business. The Illinois Insurance Director and Vermont Insurance Commissioner periodically conduct financial condition examinations of insurance companies domiciled in their states. The most recent examinations of Triad and TGAC were issued by the Illinois Insurance Division on June 27, 2005, and covered the period January 1, 1999, through December 31, 2003. No adjustments or material recommendations were made as a result of these examinations. The most recent examination of Triad Re was issued by the Insurance Division of the State of Vermont on September 29, 2005, and covered the period of November 16, 1999 through December 31, 2003. No adjustments or material recommendations were made as a result of the examination.

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

The National Association of Insurance Commissioners (“NAIC”) adopted a risk-based capital (“RBC”) formula designed to help regulators identify property and casualty insurers in need of additional capital. The RBC formula establishes minimum capital needs based upon risks applicable to individual insurers, including asset risks, off-balance sheet risks (such as guarantees for affiliates and contingent liabilities), and credit risks (such as reinsurance ceded and receivables). The NAIC and the Illinois Insurance Division currently do not require mortgage guaranty insurers to file RBC analysis in their annual statements.

As the dominant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage guaranty insurance, Fannie Mae and Freddie Mac impose eligibility requirements on private mortgage insurers in order for such insurers to acquire business from them. These requirements include limitations on the types of risk insured, standards for geographic and customer diversification of risk, procedures for claims handling and acceptable underwriting practices. These requirements generally mirror the financial requirements of statutory insurance regulations and are subject to change from time to time.

While Triad is an approved mortgage insurer for both Fannie Mae and Freddie Mac and meets all existing eligibility requirements, there can be no assurance that such requirements or the interpretation of the requirements will not change or that Triad will continue to meet such requirements. In addition, to the extent Fannie Mae or Freddie Mac assumes default risk for itself that would otherwise be insured, changes current guarantee fee arrangements, allows alternative credit enhancements, alters or liberalizes underwriting guidelines on low down payment mortgages it purchases, or otherwise changes its business practices or processes with respect to such mortgages, private mortgage insurers may be affected. Triad could be adversely affected if changes in eligibility requirements regarding captive arrangements were to impede Triad’s ability to offer this form of captive reinsurance.

Fannie Mae and Freddie Mac both accept reduced mortgage insurance coverage from lenders that deliver loans approved by their automated underwriting services. Generally, Fannie Mae’s and Freddie Mac’s reduced mortgage insurance coverage options provide for (i) across-the-board reductions in required MI coverage on 30-year fixed-rate loans recommended for approval by their automated underwriting services to the levels in effect in 1994; (ii) a reduction in required MI coverage for loans with only a 5% down payment (a 95% LTV) from 30% to 25% of the mortgage loan covered by MI; and (iii) a reduction in required MI coverage for loans with a 10% down payment (a 90% LTV loan) from 25% to 17% of the mortgage loan covered by MI. In addition, Fannie Mae and Freddie Mac have implemented other programs that further reduce MI coverage upon the payment of an additional fee by the lender. Under this option, a 95% LTV loan will require 18% of the mortgage loan to have mortgage insurance coverage. Similarly, a 90% LTV loan will require 12% of the mortgage loan to have mortgage insurance coverage. In order for the homebuyer to have MI at these levels, such loans would require a payment at closing or a higher note rate.

Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase mortgages or mortgage-backed securities unless the private mortgage insurance on the mortgages has been issued by an insurer with a financial strength rating of at least

“AA−” from S&P or Fitch or a rating of at least “Aa3” from Moody’s. Fannie Mae and Freddie Mac require mortgage guaranty insurers to maintain two ratings of “AA−” or better. Triad has a financial strength rating of “AA” from S&P and Fitch and a rating of “Aa3” from Moody’s. S&P, Fitch, and Moody’s consider Triad’s consolidated operations and financial position in determining the rating. There can be no assurance that Triad’s ratings, the methods by which the ratings are determined, or the eligibility requirements of Fannie Mae and Freddie Mac will not change.

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

Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status, and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 (“HMDA”). The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. All but one of the active mortgage insurers (including Triad), through their trade association, the Mortgage Insurance Companies of America (“MICA”), have entered into an agreement with the Federal Financial Institutions Examinations Council (“FFIEC”) to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

The Homeowners Protection Act of 1998 provides for certain termination and cancellation requirements for borrower-paid mortgage insurance and requires mortgage lenders to periodically update borrowers about their private mortgage insurance. Under the legislation, borrowers may generally request termination of mortgage insurance once the LTV reaches 80%, provided that certain conditions are met. The legislation further requires lenders to automatically cancel borrower-paid private mortgage insurance when the LTV reaches 78% if certain conditions are met. The legislation also requires lenders to notify borrowers that they have private mortgage insurance and requires certain disclosures to borrowers of their rights under the law. Because most mortgage borrowers who obtain private mortgage insurance do not achieve 20% equity in their homes before the homes are sold or the mortgages are refinanced, we have not lost and do not expect to lose a significant amount of insurance in force due to the enactment of this legislation.

Indirect Regulation

The Company, Triad, and Triad’s subsidiaries are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Fannie Mae and Freddie Mac, and regulations affecting governmental insurers, such as the FHA and the Department of Veterans Affairs (“VA”), as well as regulation affecting lenders. Private mortgage insurers, including Triad, are highly dependent upon federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance and the housing market. FHA loan limits are adjusted in response to changes in the Freddie Mac/Fannie Mae conforming loan limits. Currently, the maximum single-family home mortgage that the FHA can insure is $362,790. The maximum FHA loan amount is subject to adjustment and may increase in the future. Any future legislation that increases the number of persons eligible for FHA or VA mortgages could have an adverse effect on Triad’s ability to compete with the FHA or VA.

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

In the first quarter of 2002, the Office of Federal Housing Enterprise Oversight (OFHEO) released its risk-based capital rules for Fannie Mae and Freddie Mac. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a “AAA” rated private mortgage insurer than for insurance from a “AA” rated private mortgage insurer. The phase-in period for the new rule is ten years. We do not believe the new rules had an adverse impact on us when issued or that the new rules will have a significant adverse impact on us in the future. However, if the new capital guidelines result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on credit rating, our financial condition could be significantly harmed.

Fannie Mae and Freddie Mac each provide their own automated underwriting system to be used by mortgage originators selling mortgages to them. These systems, which are provided by Triad as a service to the Company’s contract underwriting customers, streamline the mortgage process and reduce costs. The increased acceptance of these products is driving the automation of the process by which mortgage originators sell loans to Fannie Mae and Freddie Mac, a trend that is expected to continue. As a result, Fannie Mae and Freddie Mac could develop the capability to become the decision maker regarding selection of a private mortgage insurer for loans sold to them, a decision traditionally made by the mortgage originator. We, however, are not aware of any plans to do so. The concentration of purchasing power that would be attained if such development, in fact, occurred could adversely affect, from our perspective, the terms on which mortgage insurance is written on loans sold to Fannie Mae and Freddie Mac.

Additionally, proposals have been advanced which would allow Fannie Mae and Freddie Mac additional flexibility in determining the amount and nature of alternative recourse arrangements or other credit enhancements that could be utilized as substitutes for private mortgage insurance. We cannot predict if or when any of the foregoing legislation or proposals will be adopted, but if adopted, and depending upon the nature and extent of revisions made, demand for private mortgage insurance may be adversely affected. There can be no assurance that other federal laws affecting such institutions and entities will not change, or that new legislation or regulation will not be adopted.

In 1996, the Office of the Comptroller of the Currency (“OCC”) granted permission to national banks to have a reinsurance company as a wholly-owned operating subsidiary for the purpose of reinsuring mortgage insurance written on loans originated, purchased, or serviced by such banks. Several subsequent applications by banks to offer reinsurance have been approved by the OCC including at least one request to engage in quota share reinsurance. The OTS, which regulates thrifts and savings institutions, has approved applications for such captive arrangements as well. The reinsurance subsidiaries of national banks or savings institutions could become significant competitors of ours in the future.

In November 1999, the Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999, became effective and allows holding companies of banks also to own a company that underwrites insurance. As a result of this Act, banking organizations that previously were not allowed to be affiliated with insurance companies may now do so. This legislation has had very little impact on us to date. However, the evolution of federal law making it easier for banks to engage in the mortgage guaranty business through affiliates may subject mortgage guaranty insurers to more intense competition and risk-sharing with bank lender customers in the future.

Web Site Access to Company Reports

Through our web site we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commission. This material may be accessed by visiting the Investors/Financial Information/SEC Filing Information section of our web site at www.triadguaranty.com.

Employees

As of December 31, 2005, we employed approximately 230 persons. Employees are not covered by any collective bargaining agreement. We consider our employee relations to be satisfactory.

Executive Officers

Our executive officers are as follows:

Name	Position	Age

William T. Ratliff, III	Chairman of the Board of the Company and Triad	52
Mark K. Tonnesen	President, Chief Executive Officer, and Director of the Company and Triad	54
Eric B. Dana	Senior Vice President and Chief Financial Officer of the Company and Triad	41
Kenneth N. Lard	Executive Vice President of the Company and Executive Vice President, Sales and Operations of Triad	47
Earl F. Wall	Senior Vice President, Secretary, and General Counsel of the Company and Triad	48
Kenneth C. Foster	Senior Vice President, Risk Management of Triad	57

William T. Ratliff, III has been the Chairman of the Board of the Company since 1993. Mr. Ratliff has also been Chairman of the Board of Triad since 1989, and was President and General Partner of CML from 1987 to 1995. Since 1995, he has served as President of Collat, Inc., CML’s corporate general partner. Mr. Ratliff has been Chairman of New South Federal Savings Bank (“New South”) since 1986 and President and Director of New South Bancshares, Inc., New South’s parent company, since 1994. From March 1994 until December 1996, Mr. Ratliff served as President of Southwide Life Insurance Corp., of which he had been Executive Vice President since 1993. Mr. Ratliff joined CML in 1981 after completing his doctoral degree with a study of planning processes in an insurance company. Previously, he worked as an educator, counselor, and organizational consultant.

Mark K. Tonnesen was employed as President, Chief Executive Officer, and a Director of the Company in September 2005. Previously, Mr. Tonnesen was employed by the Royal Bank of Canada, Toronto, since 1997, where he held a number of positions, including Vice Chairman and Chief Financial Officer, RBC Insurance and Executive Vice President, Card Services and Point of Sale. From 1987 to 1997, he was associated with Banc One Corporation, Columbus, Ohio, where he served in a variety of senior positions, including Chief Development Officer and President, Banc One Credit Card Services Company.

Eric B. Dana was employed as Senior Vice President and Chief Financial Officer of the Company in April 2005. Previously, Mr. Dana was employed by The Bankers Bank, since July 2004, most recently as Chief Financial Officer. From 2001 to 2004, he was employed by Lighthouse Financial Services as Chief Operating Officer/Chief Financial Officer. Mr. Dana was in a variety of senior management positions with First Union Corporation from 1988 to 2001.

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

Item 1A.  Risk Factors

Our results could be affected by the risk factors discussed below. These factors may also cause actual results to differ materially from the results contemplated by forward-looking statements in our Management’s Discussion and Analysis. Investors should consider these factors in reading this document.

If deteriorating economic conditions alter the frequency and severity patterns utilized in our estimates for reserves for losses, we may be required to take additional charges to earnings.

Our reserve for losses is based upon the existing level of delinquent loans and our estimate of the ultimate amount for claims that will be paid on those existing delinquent loans. The estimate of losses is based upon the historical frequency and severity patterns of the migration from delinquent loan status to actual claim paid status, adjusted for shifts in the underlying mix and age of business. To the extent that possible future adverse economic conditions such as increasing unemployment rates or declining housing prices alter those historical frequency and severity patterns, actual paid claims on the existing delinquent loans may be greater than the reserves that we have provided and require a charge to earnings.

Since, consistent with industry practice, we generally provide reserves only for loans in default that have been reported to us and an estimate of loans in default not yet reported to us, any increase in the level of delinquent loans reported would require an increase to reserves and a charge to earnings.

Reserves are provided for the estimated costs of settling claims on loans reported in default and estimates of loans in default that are in the process of being reported to the Company. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. We generally do not establish reserves until we are notified that a borrower has failed to make at least two payments when due. Deterioration of general economic conditions such as increasing unemployment rates or declining housing prices could adversely alter the historical delinquency patterns resulting in an increase in the level of loans in default. An increase in the level of loans in default would require additional reserves and a charge to earnings as they are reported to us.

Because our business is concentrated among relatively few major lenders, our revenues and net income could decline if we lose a significant customer.

Our business depends on a relatively small number of customers. Our top ten lenders were responsible for approximately three quarters of our primary new insurance written during the last two years. Additionally, our top two lenders were responsible for approximately half of our Primary new insurance written during the last two years. This concentration of business may increase as a result of further consolidation in the lending industry or other factors. The loss of business from one or more of our major lenders could have an adverse effect on our business, financial condition and operating results.

If housing values fail to appreciate or decline significantly, we may incur a higher level of losses from paid claims and also be required to increase reserves.

An essential component of our mitigation efforts on mortgage insurance claims is our option of paying our coverage percentage in full satisfaction of our obligations under the policy or paying off the entire loan amount and taking title to the mortgaged property underlying a defaulted loan. The critical assumption behind the purchase option is that the property has appreciated in value since the loan was originated and that we will be able to recover some, or the entire amount at risk, through the acquisition and subsequent sale of the property. We have been successful to date in our ability to take title to properties and sell them at prices that mitigate these losses. Further, the assumptions utilized in our reserve methodology also have factored in a certain amount of loss mitigation resulting from the utilization of the purchase option. If housing values fail to appreciate or begin to decline, our ability to mitigate our losses on defaulted mortgages may be reduced, which could have an adverse effect on our business, financial condition and operating results.

Because a growing portion our business is sensitive to interest rates, a significant increase in rates would cause higher monthly mortgage payments for borrowers that could lead to a greater number of defaults, which would adversely impact our business.

A growing portion of our mortgage insurance in force is on adjustable-rate mortgage loans or ARMs. Monthly payments on these loans are altered periodically through an adjustment of the interest rate. Many ARMs have a fixed interest rate for a stated period of time, and accordingly, have not yet been subject to an interest rate adjustment. In periods of rising interest rates, a borrower’s monthly payment will increase. A significant increase in interest rates over a short period of time could lead to “payment shocks” for borrowers that could potentially lead to more reported defaults. In addition, we insure a small percentage of interest-only mortgages, a variation of an ARM, where the borrower pays only the interest charge on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. These interest-only loans may have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity through loan amortization as payments are made. If interest rates increase causing “payment shock” to borrowers with ARMs, our default rate could increase which could have a material adverse impact on our business, financial condition and operating results.

The premiums we charge for mortgage insurance on non-prime loans, ARMs and Alt-A loans may not be adequate to compensate for future losses from these products.

Our new insurance written includes non-prime loans, ARMs and Alt-A loans that have an increased premium over prime, fixed rate and fully documented loans. The credit quality, loss development and persistency on these loans can vary significantly from our traditional prime loan business. For example, we have experienced higher delinquency and claims rates, and higher average claims paid amounts on the Alt-A loans than in our prime flow portfolios. We expect that we will continue to experience higher default rates for non-prime loans, Alt-A loans and ARMs than for our prime fixed rate loans. We cannot be sure that the premiums including the additional risk charge that we charge on non-prime, ARMs and Alt-A loans will adequately offset the associated risk which could adversely impact operating results.

A growing portion of our insurance in force consists of loans with high loan-to-value ratios or loans that are non-prime or both, which could result in more and larger claims than loans with lower loan-to-value ratios or prime loans.

A growing portion of our mortgage insurance in force consists of insurance on mortgage loans with LTVs at origination of more than 95%. When we are required to pay a claim on a higher LTV loan, it is generally more difficult to recover our costs from the underlying property, especially in areas with declining property values. Therefore, if we experience a higher default rate on higher LTV loans, our results of operations could be adversely affected.

We also insure non-prime loans. The majority of the non-prime loans we insure are known as “Alt-A” loans, which have credit scores commensurate with prime loans but are processed with reduced or no documentation. Our Alt-A loans also tend to have larger loan balances relative to our other loans. Because we have been insuring non-prime loans for a limited period of time, we are still developing data regarding the performance of these loans and there can be no assurance that our estimated default rates and losses will match our actual results. If our estimates prove to be inaccurate, our financial condition and operating results could be adversely affected. Further, we cannot be sure that the increased premiums that we charge for mortgage insurance on non-prime loans will be adequate to compensate us for the losses we incur on these products.

A downgrade or potential downgrade of the financial strength ratings assigned to our primary insurance subsidiary could weaken its competitive position.

One or more of S&P, Moody’s or Fitch could downgrade the financial strength ratings assigned to our primary insurance subsidiary, Triad Guaranty Insurance Corporation, if they believe that we have experienced adverse developments in our business, financial condition or operating results. These ratings are important to our ability to market our products and to maintain our competitive position and customer confidence in our products. A downgrade in these ratings could have a material adverse effect on our business, financial condition and operating results. If the financial strength rating assigned to our insurance subsidiary were to fall below “Aa3” from Moody’s or the “AA−” level from S&P and Fitch, then mortgage lenders would not purchase mortgage insurance from us and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally would not purchase mortgages or mortgage-backed securities insured by us.

Changes in the business practices or legislation relating to Fannie Mae and Freddie Mac could significantly impact our business.

Fannie Mae and Freddie Mac are the beneficiaries of the majority of our policies, so their business practices have a significant influence on us. Changes in their practices could reduce the number of policies they purchase that are insured by us and consequently reduce our revenues. Some of Fannie Mae and Freddie Mac’s newer programs require less insurance coverage than they historically have required, and they have the ability to further reduce or eliminate coverage requirements, which would reduce demand for mortgage insurance and have a material adverse effect on our business, financial condition and operating results.

Fannie Mae and Freddie Mac also have the ability to implement new eligibility requirements for mortgage insurers and to alter or liberalize underwriting standards on low-down-payment mortgages they purchase which thereby affect the quality of the risk insured by the mortgage insurer and the availability of mortgage loans. Additionally, Fannie Mae and Freddie Mac can alter the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law, and the circumstances in which mortgage servicers must perform activities intended to avoid or mitigate loss on insured mortgages that are delinquent. We cannot predict the extent to which any new requirements may be enacted or how they may affect the operations of our mortgage insurance business, our capital requirements and our products.

Legislation and regulatory changes, including changes impacting the GSEs, could significantly affect our business and could reduce demand for private mortgage insurance.

Mortgage origination transactions are subject to compliance with various federal and state consumer protection laws, including the Real Estate Settlement Procedures Act of 1974, or RESPA, the Equal Credit Opportunity Act, the Fair Housing Act, the Homeowners Protection Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and others. Among other things, these laws prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, require cancellation of insurance and refunding of unearned premiums under certain circumstances, govern the circumstances under which companies may obtain and use consumer credit information, and define the manner in which companies may pursue collection activities. Changes in these laws or regulations could adversely affect our operations and profitability.

Congress is currently considering proposed legislation relating to the regulatory oversight of the GSEs, their affordable housing initiatives, the GSEs’ products and marketing activities, the GSEs’ minimum capital standards, and their risk-based capital requirements. If adopted in its present form, OFHEO would be replaced by a new federal agency, the Federal Housing Enterprise Regulatory Agency, and its director would be given significant authority over the GSEs including, among other things, oversight of the operations of the GSEs, capital adequacy and internal controls and new program approval. The proposed legislation encompasses substantially all of the operations of the GSEs and is intended to be a comprehensive overhaul of the existing regulatory structure. The proposed legislation could limit the growth of the GSEs, which could result in a reduction in the size of the mortgage insurance market. We do not know what form, if any, such legislation will take, if any, or, if it is enacted, its impact, if any, on our financial condition and results of operations.

In addition, increases in the maximum loan amount or other features of the FHA mortgage insurance program can reduce the demand for private mortgage insurance. Future legislative and regulatory actions could decrease the demand for private mortgage insurance, which could harm our consolidated financial condition and results of operations.

Our revenues and profits could decline if we lose market share as a result of industry competition or if our competitive position suffers as a result of our inability to introduce and successfully market new products and programs.

There are seven main mortgage insurance providers, of which we are the smallest. The mortgage insurance industry is highly dynamic and intensely competitive. The private mortgage insurance providers are Mortgage Guaranty Insurance Corporation, PMI Mortgage Insurance Company, Genworth Mortgage Insurance Corporation, United Guaranty Residential Insurance Company, Radian Guaranty, Inc and Republic Mortgage Insurance Company. Two of these are subsidiaries of well-capitalized companies with stronger insurance financial strength ratings and greater access to capital than we have.

If we are unable to compete successfully against other private mortgage insurers, all of which are larger than we are or if we experience delays in introducing competitive new products and programs or if these products or programs are less profitable than our existing products and programs, our business will suffer

If mortgage lenders and investors select alternatives to private mortgage insurance, the amount of insurance that we write could decline, which could reduce our revenues and profits.

Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but also with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender’s affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated or serviced by the lender. Our captive reinsurance program reduces the amount of net premium that we collect through risk sharing, and if we did not establish proper terms or rates, our profitability could suffer. In addition, there are an increasing number of alternatives to traditional private mortgage insurance, and new alternatives may develop, which could reduce the demand for our mortgage insurance. Existing alternatives include:

•	mortgage lenders structuring mortgage originations to avoid private mortgage insurance utilizing 80-10-10 structures; over the past several years, the volume of these loans, or variations of them, as alternatives to loans requiring mortgage insurance, has increased significantly and may continue to do so for the foreseeable future;

•	investors using credit enhancements as a partial or complete substitute for private mortgage insurance;

•	lenders and investors holding mortgages in their portfolios and self-insuring;

•	member institutions providing credit enhancement on loans sold to a Federal Home Loan Bank, or FHLB, which do not have the same requirements for mortgage insurance as Fannie Mae and Freddie Mac.

Changes in regulatory requirements could impact captive mortgage insurance arrangements for all industry participants.

State insurance departments or other officials may conduct investigations or reviews of our business practices such as our captive reinsurance or other risk sharing arrangements. The anti-referral fee provisions of RESPA provide that the Department of Housing and Urban Development (“HUD”) as well as the insurance commissioner or attorney general of any state may bring an action to enjoin violations of these provisions of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. In the summer of 2005, we received an inquiry from the New York Insurance Department relating to captive mortgage insurance arrangements for which we have responded fully. In January of 2006, we received a request for information from the Minnesota Insurance Department regarding our lender captive reinsurance arrangements. While we believe our captive reinsurance arrangements are in conformity with applicable laws and regulations, it is not possible to predict the outcome of any such reviews or investigations nor is it possible to predict their effect on Triad or the entire mortgage insurance industry.

Since we generally cannot cancel mortgage insurance policies or adjust renewal premiums, unanticipated claims could cause our financial performance to suffer.

We generally cannot cancel the mortgage insurance coverage that we provide or adjust renewal premiums during the life of a mortgage insurance policy. As a result, the impact of unanticipated claims generally cannot be offset by premium increases on policies in force or limited by non-renewal or cancellation of insurance coverage. The premiums we charge may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to our customers. An increase in the number or size of unanticipated claims could adversely affect our financial condition and operating results.

Our loss experience is likely to increase as our policies continue to age.

We expect the majority of claims on insured loans in our current portfolio to occur during the second through the fifth years after loan origination. Primary insurance written from the period of January 1, 2001 through December 31, 2004 represented 64.4% of our Primary risk in force as of December 31, 2005. Accordingly, a significant majority of our Primary portfolio is in, or approaching, its peak claim years. In addition, our 2003 book of business represents 26.3% of its insurance in force as of December 31, 2005, and we believe that it entered its peak claim year in 2005 and will have a continued impact in 2006. We believe our loss experience is likely to increase as our policies age. If the claim frequency on our risk in force significantly exceeds the claim frequency that was assumed in setting our premium rates, our financial condition and results of operations could be adversely affected.

Our revenues and DAC amortization depend on the renewal of policies that may terminate or fail to renew.

The large majority of our premiums each month have been derived from the monthly renewal of policies that we previously have written. Factors that could cause an increase in non-renewals of our policies include falling mortgage interest rates (which tend to lead to increased refinancings and associated cancellations of mortgage insurance), appreciating home values which can lead to more refinances and mortgage insurance cancellations, and changes in the mortgage insurance cancellation requirements applicable to mortgage lenders and homeowners. Additionally, the amount of DAC amortization expense would be adversely impacted if policies terminate at a rate faster than was originally estimated in our DAC models. A decrease in the length of time that our mortgage insurance policies remain in force reduces our revenues and could have an adverse effect on our business, financial condition and operating results.

Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.

A significant percentage of our new insurance written is underwritten pursuant to a delegated underwriting program. These programs permit certain mortgage lenders to determine whether mortgage loans meet our program guidelines and enables these lenders to commit us to issue mortgage insurance. We may expand the availability of delegated underwriting to additional customers. If an approved lender commits us to insure a mortgage loan, generally, we may not refuse, except in limited circumstances, to insure, or rescind coverage on, that loan even if the lender fails to follow our delegated underwriting guidelines. Even if we terminate a lender’s underwriting authority, we remain at risk for any loans previously insured on our behalf by the lender before that termination. The performance of loans insured through programs of delegated underwriting has not been tested over a period of extended adverse economic conditions, meaning that the program could lead to greater losses than we anticipate. Greater than anticipated losses could have a material adverse effect on our business, financial condition and operating results.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

The Company leases office space in its Winston-Salem headquarters and its nine underwriting offices located throughout the country under leases expiring between 2006 and 2012 and which require annual lease payments of approximately $1.3 million in 2006. With respect to all facilities, the Company either has renewal options or believes it will be able to obtain lease renewals on satisfactory terms. The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

The Company maintains mid-range and micro-computer systems from its corporate data center located in its headquarters building to support its data processing requirements for accounting, claims, marketing, risk management, and underwriting. The Company has in place back-up procedures in the event of emergency situations.

Item 3.	Legal Proceedings

The Company is involved in litigation in the ordinary course of business including the named case below. No pending litigation is expected to have a material adverse affect on the financial position of the Company.

Triad is a defendant in Broessel v. Triad. This action was commenced on January 15, 2004 with a filing in Federal District Court for the Western District of Kentucky seeking class action status on behalf of a nationwide class of home mortgage borrowers. The complaint alleges that Triad violated the Fair Credit Reporting Act (“FCRA”) by failing to provide notices to certain borrowers when mortgage insurance was offered to lenders with respect to those borrowers’ mortgage loans at a rate in excess of Triad’s lowest available rate. Discovery is currently underway with respect to class certification. While the ultimate outcome of the FCRA litigation is uncertain, the litigation is not expected to have a material adverse effect on the financial position of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market information

The Company’s Common Stock trades on The NASDAQ Stock Market® under the symbol “TGIC.” At December 31, 2005, 14,774,153 shares were issued and outstanding. The following table sets forth the highest and lowest closing prices of the Company’s Common Stock, $0.01 par value, as reported by NASDAQ during the periods indicated.

	2005		2004
	High	Low	High	Low

First Quarter	$59.50	$50.20	$55.87	$49.50
Second Quarter	$55.04	$49.50	$59.37	$52.53
Third Quarter	$53.88	$37.74	$59.09	$51.01
Fourth Quarter	$45.85	$35.75	$60.80	$51.55

In November of 2005, we completed a transaction with Collateral Investment Corp. (“CIC”) in which CIC transferred all of its 2,573,551 shares of our common stock to the Company in exchange for 2,528,514 newly issued shares of our common stock. The 2,573,551 shares transferred by CIC were subsequently retired by us, resulting in a reduction of our outstanding shares of 45,037. CIC has since liquidated and distributed the newly issued Company shares to the CIC shareholders.

The newly issued shares were issued by the Company in reliance upon the exemption provided by section 3(a)(9) of the Securities Act of 1933, as amended (“Securities Act”) as an exchange of its common shares with its existing common stockholders of the Company where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

The distribution of the newly issued shares of Company common stock to the CIC shareholders upon liquidation of CIC was made in reliance on section 2(a)(3) under the Securities Act as not an “offer to sell” or “sale” of securities within the meaning of that section of the Securities Act. The Division of Corporate Finance of the Securities and Exchange Commission (the “Commission”) issued its letter dated August 12, 2005 stating that on the basis of the representations made it will not recommend enforcement action to the Commission.

(b) Holders

As of March 1, 2006, the number of stockholders of record of the Company’s Common Stock was approximately 200. In addition, there were an estimated 7,800 beneficial owners of shares held by brokers and fiduciaries.

(c) Dividends

Payments of future dividends are subject to declaration by the Company’s Board of Directors. The dividend policy is dependent also on the ability of Triad to pay dividends to the parent company. In January of 2006, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares based upon opportunities that may exist from time to time in the marketplace. Currently, there are no present intentions to pay dividends.

(d) Issuer purchases of equity securities

None.

Item 6.	Selected Financial Data

	Year Ended December 31
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share amounts)

Income Statement Data (for period ended):
Premiums written:
Direct	$207,260	$176,696	$154,046	$124,214	$95,551
Ceded	(40,644)	(35,365)	(27,310)	(18,345)	(10,553)

	$166,616	$141,331	$126,736	$105,869	$84,998

Earned premiums	$168,997	$140,992	$119,732	$105,067	$84,356
Net investment income	22,998	19,754	17,082	16,099	14,765
Net realized gains (losses)	36	504	3,029	(2,519)	297
Other income	15	16	24	72	1,892

Total revenues	192,046	161,266	139,867	118,719	101,310
Net losses and loss adjustment expenses	66,855	35,864	23,833	14,063	9,019
Interest expense on debt	2,773	2,772	2,772	2,771	2,771
Amortization of deferred acquisition cost	14,902	14,256	18,112	13,742	11,712
Other operating expenses (net of acquisition cost deferred)	29,610	26,483	22,776	22,900	18,136

Income before income taxes	77,906	81,891	72,374	65,243	59,672
Income taxes	21,093	23,474	21,283	20,140	18,413

Net income	$56,813	$58,417	$51,091	$45,103	$41,259

Basic earnings per share	$3.87	$4.04	$3.57	$3.21	$3.05
Diluted earnings per share	$3.84	$3.98	$3.52	$3.15	$2.95
Weighted average common and common share equivalents outstanding
Basic	14,691,478	14,458,453	14,322,216	14,060,420	13,545,725
Diluted	14,808,387	14,681,228	14,509,538	14,331,581	13,977,435
Balance Sheet Data (at year end):
Total assets	$767,503	$672,035	$575,579	$482,886	$396,455
Total invested assets	$547,019	$476,913	$399,571	$326,537	$263,392
Losses and loss adjustment expenses	$51,074	$34,042	$27,186	$21,360	$17,991
Unearned premiums	$13,494	$15,942	$15,630	$8,539	$7,650
Long-term debt	$34,501	$34,493	$34,486	$34,479	$34,473
Stockholders’ equity	$499,191	$437,343	$369,930	$309,407	$246,070
Statutory Ratios(1):
Loss ratio	39.6%	25.4%	19.9%	13.4%	10.7%
Expense ratio	25.2%	29.4%	33.0%	38.0%	39.9%

Combined ratio	64.8%	54.8%	52.9%	51.4%	50.6%

GAAP Ratios:
Loss ratio	39.6%	25.4%	19.9%	13.4%	10.7%
Expense ratio	26.7%	28.8%	32.3%	34.6%	35.1%

Combined ratio	66.3%	54.2%	52.2%	48.0%	45.8%

Other Statutory Data (dollars in millions)(1):
Direct insurance in force	$44,407.0	$36,827.0	$31,747.8	$25,379.1	$21,726.0
Direct risk in force (gross)	$8,016.3	$7,627.0	$7,024.0	$5,790.9	$4,581.5
Risk-to-capital	12.5:1	14.0:1	15.3:1	15.5:1	15.0:1

(1)	Based on statutory accounting practices and derived from combined statutory financial statements of Triad.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position, and results of operations for the three years ended December 31, 2005, of Triad Guaranty Inc. and its consolidated subsidiaries, collectively the Company. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

Certain of the statements contained herein, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, and legislative developments. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are different than anticipated, legislative developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity, as well as the factors described in the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. In developing these estimates, we make subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based on the facts available upon compilation of the financial statements. Also, see Note 1 to the Consolidated Financial Statements, Summary of Significant Accounting Policies for a complete discussion of our significant accounting policies.

Reserves for Losses and Loss Adjustment Expenses

We calculate our best estimate of reserves to provide for the estimated costs of settling claims on loans reported in default and loans in default that are in the process of being reported to us as of the date of our financial statements. Our reserving process incorporates various components in a model that gives effect to current economic conditions and profiles delinquencies by such factors as policy year, geography, chronic late payment characteristics, the number of months the policy has been in default, as well as whether the defaults were underwritten as flow business or as part of a structured bulk transaction. We monitor the claims paid performance monthly and we assess the adequacy of our reserve quarterly. The process is based upon the assumption that long-term historical experience, taking into consideration factors such as those described above and adjusted for current economic events that we believe will significantly impact the long-term loss development, provides a reasonable basis for estimating projected claim rates (frequency) and claim amounts (severity). We consider severity and frequency to be the most significant assumptions in the establishment of our loss reserves.

The estimation of loss reserves is an inexact process and there are inherent risks and uncertainties involved in making these assumptions. Economic conditions that have affected the development of loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, there can be no assurance that reserves will be adequate to cover ultimate loss developments on loans in default, currently or in the future. The Company’s profitability and financial condition could be adversely affected to the extent that the Company’s estimated reserves are insufficient to cover losses on loans in default.

Because the estimate for loss reserves is sensitive to the estimates of claims frequency and severity, we perform analyses to test the reasonableness of the best estimate generated by the loss reserve process. The loss reserve estimation process and the analyses support the reasonableness of the best estimate of loss reserves recorded in our financial statements. See Losses and Expenses under Consolidated Results of operations for a more detailed discussion of the reserves for losses and loss adjustment expenses.

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

We regularly monitor our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and any other-than-temporary impairments are charged against earnings in the proper period. Our methodology to identify potential impairments is further described in the Investment Portfolio section below. The timely identification and valuation of potentially impaired securities involves many judgments. The most significant judgments that we make relate to the estimated future cash flows on potentially impaired securities and our intent and ability to hold a security to anticipated recovery of value. Inherently, there are risks and uncertainties involved in making these judgments. See further discussion of the valuation of our investment portfolio under the Investment Portfolio section below.

Deferred Policy Acquisition Costs

The costs of acquiring new business, principally commissions and certain policy underwriting and issue costs which are primarily related to the production of new business, are capitalized as deferred policy acquisition costs (DAC). Amortization of such policy acquisition costs is charged to expense in proportion to premium recognized over the estimated policy life. We make judgments in the determination of estimated policy life utilized in the amortization assumptions. The most significant judgment that we make is the estimated life of the DAC. See further discussion of DAC under the Financial Position section below.

Overview

Through our subsidiaries, we provide Primary and Modified Pool mortgage guaranty insurance coverage to residential mortgage lenders and investors as a credit-enhancement vehicle, typically when individual borrowers have less than 20% equity in the property. Business originated by lenders and submitted to us on a loan-by-loan basis is referred to as our flow channel business. Mortgage guaranty insurance facilitates the sale of individual low down payment loans in the secondary market and provides protection to lenders who choose to keep the loans in their own portfolios. Additionally, we provide mortgage insurance to lenders and investors who seek additional default protection, capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. These transactions are referred to as our structured bulk channel business.

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

Consolidated Results of Operations

Following is selected financial information for the last three years and the percentage change from year-to-year:

				% Change	% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In thousands, except percentages and per share information)

Earned premiums	$168,997	$140,992	$119,732	19.9%	17.8%
Net losses and loss adjustment expenses	66,855	35,864	23,833	86.4	50.5
Net income	56,813	58,417	51,091	(2.7)	14.3
Diluted earnings per share	$3.84	$3.98	$3.52	(3.5)	13.1

Net income for 2005 declined from 2004, as losses and loss adjustment expenses grew faster than earned premium during 2005. The growth in net losses and loss adjustment expenses in 2005 is principally a result of the ongoing seasoning of our insurance portfolio. In 2005, we experienced an increase in the number of paid claims, the number of reported defaults, and the severity of paid claims causing us to significantly increase our reserve for losses to reflect these trends. We experienced growth in earned premiums in 2005, driven by moderate growth of our risk in force combined with an increase in premium basis points related to specific lender programs and a change in the mix of business.

Comparing 2004 to 2003, losses and loss adjustment expenses grew at a rate exceeding the growth in earned premium, but at a much more moderate rate than occurred in 2005. This increase in losses and loss adjustment expenses reflected the seasoning of our insurance portfolio as over 80% of the insurance in force was less than two years old at December 31, 2003. A substantial increase in persistency in 2004 contributed to both the increase in earned premiums and a reduction in expenses through lower DAC amortization when compared to 2003.

The changes in diluted earnings per share in 2005 and 2004 were consistent with the changes in net income for those years. Diluted realized investment gains, net of taxes, had no impact on diluted earnings per share in 2005 compared to an increase of $0.02 in 2004 and $0.13 in 2003. Diluted realized gains and losses per share is a non-GAAP measure. We believe this is relevant and useful information to investors because, except for write-downs on other-than-temporarily impaired securities, it shows the effect that our discretionary sales of investments had on earnings.

We describe our results in greater detail in the discussions that follow. The information is presented in three categories: Production and In Force, Revenues, and Losses and Expenses.

Production and In Force

A summary of new production broken out between Primary and Modified Pool and the year-to-year percentage changes follows:

				% Change	% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In millions, except percentages)

Primary insurance written	$10,488	$10,709	$17,428	(2.1)%	(38.6)%
Modified pool insurance written	10,681	6,463	3,067	65.3	110.7

Total insurance written	$21,169	$17,172	$20,495	23.3%	(16.2)%

The overall mortgage loan origination market was relatively flat in 2005 compared to 2004. Additionally, the percentage of loan originations for which mortgage insurance was provided declined in 2005. The decline was due primarily to the continued expansion of alternative credit enhancements such as 80-10-10 structures. In spite of the relatively flat overall loan origination market in 2005, we were able to show an increase in production reflected in a net gain in market share. Refinances were a large part of the overall mortgage loan origination market in 2003 when borrowers took advantage of historically low rates during that period, resulting in a record amount of originations in

2003. Refinances comprised 52% of our Primary insurance written in 2003 compared to 31% in 2005 and 30% in 2004. These factors caused our Primary insurance written to decline in 2005 and 2004 from levels achieved in 2003.

We anticipate that the overall mortgage loan origination market will be smaller in 2006 than in 2005, which could further moderate our Primary new insurance written. Assuming mortgage interest rates remain constant or continue to slowly increase, we expect to see production of Primary new insurance written in 2006 to be at levels slightly lower than that achieved in 2005. Further, we believe that the 80-10-10 loan penetration will soften in 2006. If short-term interest rates continue to rise, this type of financing should become less attractive to borrowers, which could partially mitigate the overall reduction of Primary insurance written.

Our Modified Pool insurance written grew significantly in 2005 and 2004 due to strong production in that market. We write Modified Pool insurance only through our structured bulk channel. We believe there will continue to be additional opportunities in the structured bulk market in 2006, and we will pursue those transactions that meet our loan quality and pricing objectives. Modified Pool insurance written is likely to vary significantly from period to period due to: a) the limited number of transactions (but with larger size) occurring in this market, b) the level of competition from other mortgage insurers, c) the relative attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancement, and d) the changing loan composition and underwriting criteria of the market.

Although terms vary, the structured bulk market can be broadly categorized into three different segments, or tiers, depending on the risk characteristics of the loans comprising a transaction. The loan characteristics of the three segments are a) predominantly high credit quality, low loan to value (LTV), fully underwritten loans that may have niche characteristics such as non-conforming loan balances and risk concentrations related to geography, transaction purpose, or occupancy type; b) loans that generally have high credit quality and low to moderate LTVs that have been underwritten with reduced, streamlined, or no documentation; and c) generally fully underwritten loans with credit impaired borrowers (FICO credit score less than 575). In general, we believe that structured bulk business originated in segments b) and c) will report a higher default rate than our Primary business. However, we also believe that the lower LTVs associated with the structured bulk business originated in segments a) and b) will ultimately generate lower claim rates as a proportion of the reported defaults and lower levels of severity than Primary business. We have entered into structured bulk transactions primarily in the first two segments mentioned above. At December 31, 2005 and 2004, only approximately 1% of our insurance in force attributable to structured bulk transactions was categorized in segment c) above.

The following table provides estimates of our national market share of net new insurance written, using industry definitions, through our flow and structured bulk channels based on information available from the industry association and other public sources for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Flow channel	5.7%	4.8%	5.0%
Structured bulk channel	11.5%	11.3%	4.4%
Total	7.5%	6.0%	4.9%

Our market share of flow business increased in 2005 due to increased writings with our targeted lenders, specifically with special lender-paid programs that applied primarily to non-prime loans. These special lender-paid programs are competitively priced among mortgage insurers and the production can vary from period to period, depending upon our willingness to accept the specific risk characteristics of these products. As mentioned earlier, our structured bulk market share will vary from period to period since this market can have significantly larger transactions and our share of this market is dependent on the availability of transactions that meet our credit quality and pricing benchmarks and on our ability to bid successfully for these transactions.

The risk characteristics applicable to our Primary production have changed somewhat over the past three years. The most significant trend over the last three years has been our increased participation in the Alt-A marketplace. We have defined Alt-A as individual loans having FICO scores greater than 619 and that have been underwritten with reduced or no documentation. The following table summarizes the credit quality characteristics of our Primary new insurance written over the past three years and reflects the growth in our Alt-A production:

	2005	2004	2003

Prime	76.1%	81.7%	87.1%
Alt-A	18.3%	13.6%	6.9%
A Minus	4.3%	4.0%	4.4%
Sub Prime	1.3%	0.7%	1.6%

Total	100.0%	100.0%	100.0%

Other risk characteristics that we consider in our underwriting discipline include the percentage of adjustable rate mortgages (ARMs) and the percentage of loans with LTV greater than 95%. The following table summarizes the percentage of our Primary production in ARMs and higher LTV loans over the past three years:

	2005	2004	2003

ARMs	37.4%	33.6%	19.3%
LTV greater than 95%	12.4%	12.7%	7.5%

The majority of our Modified Pool production has been in the Alt-A marketplace over the last three years. As mentioned earlier, the LTVs on policies originated in the structured bulk channels are generally lower than those on policies we receive via the flow channel. Those policies may also have other Primary coverage in front of our risk. The percentages of ARMs included in our Modified Pool production approximate those included in our Primary production during the last three years.

Periodically we enter into structured bulk transactions involving loans that have insurance effective dates within the current reporting period but for which detailed loan information regarding the insured loans is not provided by the issuer of the transaction until later. When this situation occurs, we accrue premiums that are due but not yet paid based upon the estimated commitment amount of the transaction in the reporting period with respect to each loan’s insurance effective date. However, these policies are not reflected in our insurance in force, new insurance written, or related industry data totals until we verify the loan level detail. At December 31, 2005, we had approximately $979 million of structured transactions with effective dates within the fourth quarter for which loan level detail had not been received and, therefore, are not included in our own data or industry totals. These amounts will be reported as new production and insurance in force totals in 2006, when the issuer of the transactions provides accurate loan level detail to us. We have included in premium written and premium earned the respective estimated amounts due and earned during 2005 related to this insurance. At December 31, 2004 we had $685 million of structured transactions with effective dates within 2004 for which loan level detail had not been received.

The following table provides detail on our direct insurance in force at December 31, 2005, 2004 and 2003 (in millions, except percentages):

				% Change	% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Primary insurance	$29,792	$28,964	$27,929	2.9%	3.7%
Modified Pool insurance	14,615	7,863	3,819	85.9	105.9

Total insurance	$44,407	$36,827	$31,748	20.6%	16.0%

Our Primary insurance in force grew in 2005 and in 2004 as a result of continued production and improvements in persistency. Primary insurance persistency improved to 70.0% at December 31, 2005 compared to 68.5% at December 31, 2004 and 52.2% at December 31, 2003. The average mortgage coupon rates in our existing portfolio have declined over the past three years as a result of relatively heavy refinancings and lower rates on mortgages for home purchases than our existing average rate. Additionally, mortgage rates in the market have recently remained flat or increased slightly which will deter those borrowers seeking lower coupon rates. These conditions have caused a reduction in cancellations from refinancing and, therefore, an increase in persistency. We anticipate that persistency rates will continue near current levels or increase moderately for 2006. However, persistency may be adversely affected if market interest rates decline significantly from the levels experienced during 2005.

Our Modified Pool insurance in force grew significantly in 2005 and in 2004 due to our strong production in that market. Approximately 39%, 81% and 60% of our insurance written attributable to our structured bulk channel during 2005, 2004, and 2003, respectively, was structured with deductibles that put us in the second loss position. The decline in Modified Pool insurance written with deductibles in 2005 was the result of increased business with entities that do not utilize deductibles in their structures, although the use of deductibles remains an effective part of our Modified Pool risk management strategy.

Alt-A continues to grow as a percentage of our Primary insurance in force, and the majority of our Modified Pool insurance is classified as Alt-A. The following table shows the percentage of our insurance in force broken out by product and in total that we have classified as Alt-A at December 31, 2005, 2004 and 2003:

	2005	2004	2003

Primary insurance in force	9.9%	7.3%	5.2%
Modified Pool insurance in force	66.9%	56.2%	48.0%
Total insurance in force	28.6%	17.7%	10.3%

We offer mortgage insurance structures designed to allow lenders to share in the risks of mortgage insurance. One such structure is our captive reinsurance program under which a reinsurance company, generally an affiliate of the lender, assumes a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. The following table shows the percentage of our direct insurance in force that was subject to captive reinsurance arrangements at December 31, 2005, 2004 and 2003.

	2005	2004	2003

Primary direct insurance in force	58.1%	55.1%	49.6%
Total direct insurance in force	39.0%	43.4%	43.6%

The growth of the percentage of Primary direct insurance in force that was subject to captive reinsurance arrangements in 2005 and in 2004 was the result of increased production from lenders that participate in captive reinsurance arrangements. The declines in the percentage of total direct insurance in force subject to captive reinsurance in 2005 and in 2004 reflect the fact that a greater portion of our insurance in force consists of Modified Pool insurance in force. None of our Modified Pool insurance in force is subject to captive reinsurance arrangements.

We believe captive reinsurance arrangements are an effective risk management tool as selected lenders share in the risk under these arrangements. Additionally, captive reinsurance arrangements are structured so that Triad receives credit against the capital required in certain risk-based capital models utilized by rating agencies. We remain committed to structuring captive reinsurance arrangements, including deep ceded arrangements where the net premium cede rate is greater than 25%, on a lender-by-lender basis as we deem it to be prudent. We will continue to be an active participant with our lender partners in captive reinsurance arrangements.

Revenues

A summary of the individual components of our revenue for the past three years and the year-to-year percentage changes follows:

				% Change	% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In thousands, except percentages)

Direct premium written	$207,260	$176,696	$154,046	17.3%	14.7%
Ceded premium written	(40,644)	(35,365)	(27,310)	14.9	29.5

Net premium written	166,616	141,331	126,736	17.9	11.5
Change in unearned premiums	2,381	(339)	(7,004)	802.4	95.2

Earned premiums	168,997	140,992	119,732	19.9	17.8
Net investment income	22,998	19,754	17,082	16.4	15.6
Net realized investment gains	36	504	3,029	(92.9)	(83.4)
Other income	15	16	24	(6.3)	(33.3)

Total revenues	$192,046	$161,266	$139,867	19.1%	15.3%

We experienced strong growth in earned premiums in both 2005 and 2004, primarily due to an increase in net premium written. Direct premium written is comprised of premium written for both Primary and Modified Pool business. Our growth in total direct premiums written in 2005 over 2004 was the result of the growth of our insurance in force, offset somewhat by a decline in average basis points as Modified Pool business comprised a greater percentage of our insurance in force. The premium rate for Modified Pool business, when calculated on insurance in force, is generally lower than that of Primary business due to the structures of the bulk transactions (which may include a stop loss limit and/or a deductible) that serve to reduce the overall risk assumed in the transaction. Renewal premiums increased $33.8 million or 21.2% in 2005 over 2004 as a result of growth in overall production and improved persistency. Initial, or new, premiums declined $3.2 million or 18.2% due to net lower premium basis points on Modified Pool transactions, especially those that are subject to deductibles, and a higher percentage of our production from Modified Pool business. Our growth in total direct premiums written in 2004 over 2003 was primarily due to a $31.3 million growth in renewal premiums partially offset by an $8.6 million decline in direct initial premiums. The growth of risk in force in 2004, resulting from improved persistency, drove the increase in renewal premiums over 2003. The declines in refinancing activity combined with increased popularity of alternative credit enhancements were the primary drivers of the decline in initial premiums in 2004 from 2003.

During 2005, the average premium rate on Primary risk in force increased as the result of a greater percentage of our risk in force in the Alt-A and ARM products that require higher premium rates. The following tables highlight the percentages of the Primary risk in force by credit quality and loan type at December 31 for the last three years:

	2005	2004	2003

Credit quality:
Prime	84.2%	86.4%	88.1%
Alt-A	10.8	8.1	5.8
A Minus	4.2	4.5	4.8
Sub Prime	0.8	1.0	1.3

Total	100.0%	100.0%	100.0%

Loan type:
Fixed	73.8%	76.4%	81.8%
ARM	26.2	23.6	18.2

Total	100.0%	100.0%	100.0%

Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captive as well as non-captive reinsurance companies. Ceded premiums written increased in 2005 and 2004 due to an increase in the amount of premium subject to captive reinsurance arrangements. The following table provides further data on ceded premiums for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Premium cede rate (ceded premiums written as a percentage of direct premiums written)	19.6%	20.0%	17.7%
Captive reinsurance premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written)	18.1%	18.0%	15.4%
Average captive premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written under captive reinsurance arrangements)	36.7%	36.9%	35.2%

The table below provides data on insurance written that was subject to captive reinsurance arrangements for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Primary insurance written	54.1%	54.4%	43.8%
Total insurance written	26.8%	33.9%	37.3%

The percentage of Primary insurance written subject to captive reinsurance arrangements was relatively flat in 2005 compared to 2004. The increase in the percentage of Primary insurance written subject to captive reinsurance arrangements in 2004 from 2003 was due to the decline of production of certain lender-paid programs that were not subject to captive reinsurance arrangements in 2003. The declines in the percentage of total insurance written subject to captive reinsurance in 2005 and in 2004 were a result of Modified Pool insurance written comprising a greater portion of our total insurance written in both of these years. None of our Modified Pool insurance written in 2005, 2004 and 2003 was subject to captive reinsurance arrangements.

The difference between net written premiums and earned premiums is the change in the unearned premium reserve. Our unearned premium liability declined $2.4 million from December 31, 2004 to December 31, 2005 compared to an increase of $0.3 million from December 31, 2003 to December 31, 2004. An unearned premium reserve is established primarily on premiums received on annual products, which prior to 2005 was largely attributed to Modified Pool transactions. During 2005, many of the new transactions required the remittance of premium on a quarterly or monthly basis as opposed to annually, which will further decrease the unearned premium liability going forward. Direct written premiums from the annual premium product represented 11.8% of direct premium written in 2005 compared to 15.5% of direct premium written in both 2004 and 2003, respectively.

Assuming no significant decline in interest rates, we anticipate our persistency will remain at current levels with a bias toward improvement in 2006. This should continue to have a positive effect on renewal earned premiums and total earned premiums in 2006. Overall, based upon the above production and persistency assumptions, we expect that earned premiums will continue to increase in 2006, but at a lower level of growth than was achieved in 2005.

Net investment income grew in 2005 and in 2004 primarily due to the growth in average invested assets in both years, partially offset by declines in portfolio yields. Average invested assets at cost or amortized cost grew by 17.6% in 2005 and 20.6% in 2004 as a result of the investment of cash flows from operations throughout those years. Our investment portfolio tax-equivalent yield was 6.77%, 6.99%, and 7.13% at December 31, 2005, 2004 and 2003, respectively. We expect to see a growth in invested assets in 2006; however, we anticipate a continuing decline in the overall portfolio tax-equivalent yield as current interest rates are still below our average portfolio rate. See further discussion of the Investment Portfolio later in this document.

Net realized investment gains, except for write-downs on other-than-temporarily impaired securities, are the result of our discretionary dispositions of investment securities in the context of our overall portfolio management strategies and are likely to vary significantly from period to period. We wrote down other-than-temporarily impaired securities by approximately $0.2 million in 2005 compared to $0.5 million in 2004 and $0.8 million in 2003. See further discussion of impairment write-downs in the Realized Losses and Impairments section below.

Losses and Expenses

A summary of the individual components of losses and expenses and the year-to-year percentage change follows:

				% Change	% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In thousands, except percentages)

Net losses and loss adjustment expenses	$66,855	$35,864	$23,833	86.4%	50.5%
Interest expense on debt	2,773	2,772	2,772	—	—
Amortization of deferred policy acquisition costs	14,902	14,256	18,112	4.5	(21.3)
Other operating expenses (net of acquisition costs deferred)	29,610	26,483	22,776	11.8	16.3

Total losses and expenses	$114,140	$79,375	$67,493	43.8%	17.6%

Loss ratio	39.6%	25.4%	19.9%
Expense ratio	26.7%	28.8%	32.3%
Combined ratio	66.3%	54.2%	52.2%

Net losses and loss adjustment expenses (LAE) are comprised of both paid losses and the change in loss and LAE reserves during the period. Net losses and LAE increased significantly in 2005 over 2004 due to increases in both paid claims and reserves as a result of the continued seasoning of our portfolio. We will focus separately on both paid claims and the increase in defaults.

The following table provides detail on paid claims and the average severity for our Primary and Modified Pool insurance for the years ended December 31, 2005, 2004 and 2003:

				% Change	% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In thousands, except percentages)

Paid claims:
Primary insurance	$44,369	$25,695	$16,135	72.7%	59.3%
Modified Pool insurance	4,457	2,640	1,406	68.8	87.8

Total	$48,826	$28,335	$17,541	72.3%	61.5%

Average severity:
Primary insurance	$26.6	$23.3	$24.5
Modified Pool insurance	20.5	14.2	21.6
Total	25.9	22.0	24.1

Paid claims increased in 2005 and in 2004 due to the overall growth of the insurance portfolio and the seasoning of our portfolio as a larger percentage of our insurance in force reaches its anticipated highest claim frequency period of years two to five from loan origination. To assist in the understanding of the seasoning process and the impact on paid claims, we have provided the following table that presents the percentage of Primary risk in force at December 31, 2005, 2004 and 2003 by policy year (which is defined as the year the insurance became effective):

Policy year	2005	2004	2003

2001 and prior	6.9%	10.7%	19.7%
2002	8.6%	14.0%	24.9%
2003	26.6%	40.5%	55.4%
2004	26.1%	34.8%	—
2005	31.8%	—	—

Total	100.0%	100.0%	100.0%

At December 31, 2003, 80.3% of the insurance in force was originated in the prior two years and would not have generated a significant amount of paid claims in 2003. The percentage of insurance in force less than two years old decreased to 75.3% at December 31, 2004 and 57.9% at December 31, 2005 and thus, more of our insurance in force is currently in its peak claim paying period.

The increase in average severity also contributed to the growth in paid losses. The increase is reflective of the larger loan sizes and, as mentioned earlier, also reflects the growth of Alt-A loans that generally have a larger average loan balance than the rest of our portfolio.

We expect the average severity will continue to trend upward as the newer policy years develop and the average loan amounts rise with the increase in housing prices. However, our average severity on paid losses can fluctuate from year to year as a result of the relatively small number of claims paid in a given period. The anticipated increase in severity and the further seasoning of the insurance portfolio indicate that paid losses will trend upward in 2006.

Net losses and loss adjustment expenses also include the change in reserves for losses and loss adjustment expenses. The following table provides further information about our loss reserves at December 31, 2005, 2004 and 2003 broken out by Primary and Modified Pool insurance (in thousands):

				% Change	% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Primary insurance:
Reserves for reported defaults	$44,198	$28,408	$21,933	55.6%	29.5%
Reserves for defaults incurred but not reported	4,536	3,493	3,114	29.9	12.2

Total Primary insurance	48,734	31,901	25,047	52.8	27.4
Modified Pool insurance:
Reserves for reported defaults	1,836	1,809	1,835	1.5	(1.4)
Reserves for defaults incurred but not reported	403	235	206	71.5	14.1

Total Modified Pool insurance	2,239	2,044	2,041	9.5	0.1
Reserve for loss adjustment expenses	101	97	98	4.1	(1.0)

Total reserves for losses and loss adjustment expenses	$51,074	$34,042	$27,186	50.0%	25.2%

The reserve for losses and loss adjustment expenses increased in 2005 over 2004, primarily due to an increase in defaults, changes in the frequency of defaults resulting in claims and an increase in severity utilized in our reserving methodology. The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.

A significant portion of the 2005 increase in defaults occurred in FEMA-designated areas as a result of hurricanes Katrina and Rita. Primary and Modified Pool insurance defaults from these FEMA-designated areas totaled 891 at December 31, 2005. At December 31, 2005, the number of defaults without deductibles in these FEMA-designated areas was 693, which represented approximately 11% of our total number of defaults without deductibles. The terms of our coverage exclude any cost or expense related to the repair or remedy of any physical damage to the property collateralizing an insured mortgage loan. We have not obtained detailed property assessments that could limit our exposure where there was significant unrepaired physical damage. Additionally, we believe that many borrowers living in certain FEMA-designated areas did not make scheduled mortgage payments due to forbearance granted by Fannie Mae, Freddie Mac and lenders, even though the individual borrower was not significantly harmed. Given the unique circumstances surrounding that situation and absent any evidence that these would develop differently, we reserved for these defaults at our normal level. As a result, we increased reserves approximately $3.4 million for the hurricane related defaults during the fourth quarter of 2005. We will continue to monitor this situation throughout 2006 as the longer-term impacts develop.

The following table shows default statistics as of December 31, 2005, 2004 and 2003:

	2005	2004	2003

Total business:
Number of insured loans in force	302,488	266,574	236,234
Number of loans in default	7,163	5,445	4,242
With deductibles	1,090	410	17
Without deductibles	6,073	5,035	4,225
Percentage of loans in default (default rate)	2.37%	2.04%	1.80%
Percentage of loans in default excluding deductibles	2.01%	1.89%	1.79%
Primary insurance:
Number of insured loans in force	217,397	218,011	211,805
Number of loans in default	5,336	4,203	3,397
Percentage of loans in default	2.45%	1.93%	1.60%
Modified Pool insurance:
Number of insured loans in force	85,091	48,563	24,429
Number of loans in default	1,827	1,242	845
With deductibles	1,090	410	17
Without deductibles	737	832	828
Percentage of loans in default	2.15%	2.56%	3.46%
Percentage of loans in default excluding deductibles	0.87%	1.71%	3.39%
Primary Alt-A business:
Number of insured loans in force	16,378	12,714	9,212
Number of loans in default	590	442	248
Percentage of loans in default	3.60%	3.48%	2.69%

The increase in the default rate for Primary insurance is attributable to the continued seasoning of our business as a greater percentage of the insurance in force moves into the peak claim paying period. Additionally, as the Alt-A business becomes a larger percentage of the insurance in force, we expect default rates to increase.

As shown in the above table, the number of Modified Pool defaults subject to deductibles continued to increase while the number of Modified Pool defaults without deductibles declined in 2005 and was relatively flat in 2004. At December 31, 2005, no individual structured bulk transaction with deductibles as part of the structure had incurred total losses that approach these individual deductible amounts. We do not provide reserves on Modified Pool defaults with deductibles until the incurred losses for that specific structured bulk transaction reach a pre-established threshold.

Our expectations for future claim amounts (severity) increased during 2005. This was primarily the result of the higher loan amounts included in the recent production. In addition to the increase in reserves due to the impact of the hurricanes, we increased our reserves in 2005 to reflect the increase in average severity that we believe will impact the long-term loss development of our insurance in force. We anticipate that our number of loans in default for both Primary and Modified Pool insurance will continue to increase as a larger percentage of our insurance in force reaches its peak claim paying period and as a result of overall growth of our insurance in force. We expect reserves will increase as our business continues to grow and season.

We are cautious about housing market conditions in certain regions that have recently experienced rapid house price appreciation. Changes in the economic environment could accelerate paid and incurred loss development. Our reserving model incorporates management’s judgments and assumptions regarding these factors; however, due to the uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is difficult to predict the impact of such higher claim frequencies on future earnings.

Amortization of DAC increased moderately in 2005, primarily due to growth in the asset balance. The significant decline in DAC amortization in 2004 from 2003 was due to improved persistency in 2004. A full discussion of the impact of persistency on DAC amortization is included in the Deferred Policy Acquisition Costs section below.

Other operating expenses increased in 2005 due to growth in our insurance in force and due to expenses incurred in connection with the organizational changes following the hiring of a new chief executive officer and a new chief financial officer in 2005. Because the growth in net premiums written was greater than the growth in expenses, the expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for 2005 was 26.7% compared to 28.8% for 2004 and 32.3% for 2003. The improvement in the expense ratio for 2004 was due primarily to the decrease in DAC amortization expense mentioned above.

We anticipate DAC amortization to be up slightly in 2006, primarily due to an increase in the DAC asset if persistency levels remain at current levels or improve slightly. We expect the growth in other operating expenses to moderate in 2006 when compared to 2005. However, given our expectations for premium growth, we anticipate continued improvements in our expense ratio.

Our effective tax rate was 27.1% for 2005 compared to 28.7% for 2004 and 29.4% for 2003. The declines in the effective tax rates for both 2005 and 2004 were due primarily to an increase in tax-exempt interest resulting from a higher percentage of assets invested in tax-preferred municipal securities. We expect our effective tax rate to remain near current levels or increase slightly as we expect earned premium to grow faster than tax-preferred income.

Significant Customers

Our objective is controlled, profitable growth in both Primary and Modified Pool business while adhering to our risk management strategies. Our strategy is to continue our focus on national lenders while maintaining the productive relationships that we have built with regional lenders. Competition within the mortgage insurance industry continues to increase as many large mortgage lenders have limited the number of mortgage insurers with whom they do business. At the same time, consolidation among national lenders has increased the share of the mortgage origination market controlled by the largest lenders and that has led to further concentrations of business with a relatively small number of lenders. Many of the national lenders allocate Primary business to several different mortgage insurers. These allocations can go up or down over time. Our ten largest customers were responsible for 77%, 71%, and 74% of Primary insurance written during 2005, 2004, and 2003, respectively. Our two largest customers were responsible for 58%, 55%, and 58% of Primary insurance written during 2005, 2004, and 2003, respectively. Through actively seeking business with other lenders that meet our criteria, we are attempting to broaden our customer base and limit our concentration with these two largest lenders. The loss of or considerable reduction in business from one or more of these significant customers without a corresponding increase from other lenders would have an adverse effect on our business.

Financial Position

Total assets increased to $768 million at December 31, 2005, a 14% growth over the same date in 2004, primarily the result of growth in invested assets. Total liabilities increased to $268 million at December 31, 2005, from $235 million in 2004, primarily driven by an increase in reserves for losses and loss adjustment expenses coupled with an increase in deferred tax liabilities. This section identifies several items on our balance sheet that are important in the overall understanding of our financial position. These items include deferred policy acquisition costs, prepaid federal income tax and related deferred income taxes. The majority of our assets are contained in our investment portfolio. A separate Investment Portfolio section follows the Financial Position section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk.

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

Our DAC models separate the costs capitalized and the amortization streams between transactions arising from structured bulk and flow delivery channels. Generally, structured bulk transactions have significantly lower acquisition costs associated with the production of the business and they also have a shorter original estimated policy life. We apply the dynamic adjustment to the structured bulk DAC models utilizing the same methodology. At December 31, 2005 and 2004, net unamortized DAC relating to structured bulk transactions amounted to 6.8% and 5.4% of the total DAC on the balance sheet.

The following table shows the DAC asset for the previous three years and the effect of persistency on amortization (dollar amounts in thousands):

	DAC Asset
	2005	2004	2003

Balance — beginning of year	$32,453	$29,363	$28,997
Costs capitalized	16,132	17,346	18,478
Amortization — normal	(13,190)	(12,194)	(12,569)
Amortization — dynamic adjustment	(1,711)	(2,062)	(5,543)

Total amortization	(14,901)	(14,256)	(18,112)

Balance — end of year	$33,684	$32,453	$29,363

Annual Persistency	68.7%	67.6%	50.7%

Low persistency levels during 2003 caused accelerated DAC amortization as can be seen by the large dynamic adjustment in that year. As persistency improved during 2004 and 2005, DAC amortization resulting from the dynamic adjustment leveled off. Differences in persistency in the flow and structured bulk delivery channels will not have the same impact on their respective DAC amortization because of the lower balance and the shorter estimated policy life of loans included in the typical structured bulk transactions.

Assuming no significant declines in interest rates, we expect persistency to remain at current levels or to moderately improve in 2006. Based on this assumption, we anticipate DAC amortization to increase at a rate similar to growth in the DAC asset. See further information on the accounting for DAC in Note 1 in the Notes to Consolidated Financial Statements.

Prepaid Federal Income Taxes and Deferred Income Taxes

We purchase ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) in lieu of paying current federal income taxes to take advantage of a special contingency reserve deduction specific to mortgage guaranty companies. We record these bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that will become due in ten years when the contingency reserve is released, and the Tax and Loss Bonds mature. Prepaid income taxes were $139.5 million and $119.1 million at December 31, 2005 and 2004, respectively. The change from year to year approximates the change in the deferred income tax liability for the year.

Deferred income taxes are provided for the differences in reporting taxable income in the financial statements and on the tax return. These cumulative differences are enumerated in Note 6 in the Notes to Consolidated Financial Statements. The largest cumulative difference is the special contingency reserve deduction for mortgage insurers mentioned above. The remainder of the deferred tax liability has primarily arisen from book and tax reporting differences related to DAC and unrealized investment gains.

Investment Portfolio

Portfolio Description

Our strategy for managing our investment portfolio is to optimize investment returns while preserving capital and liquidity and adhering to regulatory and rating agency requirements. We invest for the long term, and most of our investments are held until they mature. Our investment portfolio includes primarily fixed income securities, and the majority of these are tax-preferred state and municipal bonds. We have established a formal investment policy that describes our overall quality and diversification objectives and limits. Our investment policies and strategies are subject to change depending upon regulatory, economic, and market conditions as well as our existing financial condition and operating requirements, including our tax position. While we invest for the long term and most of our investments are held until they mature, we classify our entire investment portfolio as available for sale. This classification allows us the flexibility to dispose of securities in order to meet our investment strategies and operating requirements. All investments are carried on our balance sheet at fair value.

The following table shows the growth and diversification of our investment portfolio (dollars in thousands).

	December 31,		December 31,
	2005		2004
	Amount	Percent	Amount	Percent

Fixed maturity securities:
U.S. government obligations	$12,124	2.2%	$12,728	2.7%
State and municipal bonds	500,027	91.4	415,250	87.0
Corporate bonds	21,855	4.0	26,063	5.5
Mortgage-backed bonds	58	0.0	80	0.0

Total fixed maturities	534,064	97.6	454,121	95.2
Equity securities	8,159	1.5	10,272	2.2

Total available-for-sale securities	542,223	99.1	464,393	97.4
Short-term investments	4,796	0.9	12,520	2.6

	$547,019	100.0%	$476,913	100.0%

We seek to provide liquidity in our investment portfolio through cash equivalent investments and through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity and duration in our investment portfolio consistent with our business outlook and the expected timing, direction, and degree of changes in interest rates. See Note 2 in Notes to Consolidated Financial Statements that describes the scheduled maturity of our fixed maturity investments. The effective duration of the fixed maturity portfolio was 7.16 years at December 31, 2005 compared to 7.59 years at December 31, 2004 as we invested on a shorter time horizon during a period of unsettled long-term interest rates of 2005.

We also manage risk and liquidity by limiting our exposure on individual securities. The following table shows the ten largest exposures to an individual creditor in our investment portfolio as of December 31, 2005 (dollars in thousands):

	Carrying	% of Total
Name of Creditor	Value	Invested Assets

Atlanta, Georgia Airport	$6,856	1.25%
Federal National Mortgage Association	5,413	0.99%
AAM/ZAZOVE Institutional Income Fund	5,128	0.94%
Port of Seattle, Washington	4,610	0.84%
Michigan State Housing Development Authority	4,500	0.82%
Denver, Colorado City and County Airport	4,249	0.78%
Cook County, Illinois	4,230	0.77%
Charlotte, North Carolina Airport	4,179	0.76%
State of Nevada Water Pollution Control	4,076	0.75%
University of Texas	4,016	0.73%

As shown above, no investment in the securities of any single issuer exceeded 2% of our investment portfolio at December 31, 2005.

The following table shows the results of our investment portfolio for the last three years (dollars in thousands):

	2005	2004	2003

Average investments at cost or amortized cost	$493,256	$419,467	$347,809
Pre-tax net investment income	$22,998	$19,754	$17,082
Effective pre-tax yield	4.7%	4.7%	4.9%
Tax-equivalent yield-to-maturity	6.8%	7.0%	7.1%
Pre-tax realized investment gains	$36	$504	$3,029

The drop in the tax-equivalent yield-to-maturity shown above reflects the impact of the maturity or call of higher yielding investments and the subsequent investment purchases at new money rates available, which were lower than that of our overall portfolio. We anticipate this trend to continue into 2006.

Unrealized Gains and Losses

The following table summarizes by category our unrealized gains and losses in our securities portfolio at December 31, 2005 (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Fixed maturity securities:
U.S. government obligations	$12,348	$16	$(240)	$12,124
State and municipal bonds	486,014	14,993	(980)	500,027
Corporate bonds	19,719	2,211	(75)	21,855
Mortgage-backed bonds	56	2	—	58

Subtotal, fixed maturities	518,137	17,222	(1,295)	534,064
Equity securities	7,001	1,284	(126)	8,159

Total securities	$525,138	$18,506	$(1,421)	$542,223

These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. Of the gross unrealized losses on fixed maturity securities shown above, approximately $727,000 related to bonds with a maturity date in excess of ten years. The largest individual unrealized loss on any one security at December 31, 2005 was approximately $78,000 on a corporate bond with an amortized cost of $5.0 million. Gross unrealized gains and losses at December 31, 2004 were $20.9 million and $(0.6) million, respectively.

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

	December 31,		December 31,
	2005		2004
	Amount	Percent	Amount	Percent

Fixed Maturities:
U.S. treasury and agency bonds	$12,124	2.3%	$12,808	2.8%
AAA	420,489	78.7	332,929	73.3
AA	52,812	9.9	53,285	11.7
A	30,176	5.7	33,530	7.4
BBB	9,780	1.8	12,680	2.8
BB	781	0.1	254	0.1
B	—	0.0	205	0.0
CCC and lower	—	0.0	215	0.1
Not rated	7,902	1.5	8,215	1.8

Total fixed maturities	$534,064	100.0%	$454,121	100.0%

Equities:
Preferred stocks:
AA	$1,709	20.9%	$1,519	14.8
A	1,559	19.1	2,165	21.1
BBB	1,125	13.8	1,155	11.2
Not rated	490	6.0	525	5.1

	4,883	59.8	5,364	52.2
Common stocks	3,276	40.2	4,908	47.8

Total equities	$8,159	100.0%	$10,272	100.0%

Further, we regularly review our investment portfolio to identify securities that may have suffered impairments in value that will not be recovered, termed potentially distressed securities. In identifying potentially distressed securities, we screen all securities held with a particular emphasis on those that have a fair value to cost or amortized cost ratio of less than 80%. Additionally, as part of this identification process, we utilize the following information:

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

Of the approximate $1.4 million of gross unrealized losses at December 31, 2005, no securities had a fair value to cost or amortized cost ratio of less than 90%.

Information about unrealized gains and losses is subject to changing conditions. Securities with unrealized gains and losses will fluctuate, as will those securities that we identify as potentially distressed. Our current evaluation of other-than-temporary impairments reflects our intent to hold securities for a reasonable period of time sufficient for a forecasted recovery of fair value. However, our intent to hold certain of these securities may change in future periods as a result of facts and circumstances impacting a specific security. If our intent to hold a security with an unrealized loss changes, and we do not expect the security to fully recover prior to the expected time of disposition, we will write down the security to its fair value in the period that our intent to hold the security changes.

Realized Losses and Impairments

Realized losses include both write-downs of securities with other-than-temporary impairments and losses from the sales of securities. During 2005, we wrote down three securities by a total of approximately $170,000. Further details on the two most significant write-downs in 2005 are as follows:

•	Approximately $75,000 was a write-down on preferred stock of a U.S. car manufacturer for which the fair value had fluctuated below 80% of amortized cost and was in an unrealized loss position for a continuous six-month period. The issuer had posted weak operating results throughout 2005, lowered earnings projections, and had been downgraded by rating agencies. We sold this security following the write-down in 2005 and realized a small loss on the sale.

•	We also owned bonds of a financing company related to this same U.S. car manufacturer at the time of our assessment of this impairment. Although the bonds had a fair value above 90% of amortized cost, we determined the impairment was other-than-temporary due to the circumstances surrounding the related car manufacturer and wrote down the bonds by approximately $60,000. We still hold this security at December 31, 2005, and its fair value approximated its amortized cost at that time. No other securities were impacted by the circumstances surrounding these impairments.

During 2004 we wrote down six securities by a total of approximately $480,000. Further details on the two most significant write-downs in 2004 are as follows:

•	Approximately $192,000 was a write-down on preferred stock in an international airline for which the value had fluctuated below 80% of amortized cost for over a year. The write-down resulted from our assessment that the security was other-than-temporarily impaired because of a reduction in credit quality by rating agencies. We sold this security in 2004 following the write-down and realized a small gain. The circumstances surrounding this impairment did not impact other securities in our portfolio.

•	Approximately $176,000 was a write-down in the third quarter on common stock of a pharmaceutical company for which the value had fluctuated below 80% of amortized cost after the company was required to cease sales of one of its major products due to alleged health risks. Rating agencies then reduced the credit ratings for this company. We sold this security in the next quarter following the write-down at an amount that approximated its carrying value after the write-down. The circumstances surrounding this impairment did not impact other securities in our portfolio.

During 2003, we wrote down five securities by a total of approximately $779,000. Further details on the four most significant write-downs in 2003 are as follows:

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

We generated positive cash flow from operating activities of $70.8 million in 2005 compared to $68.9 million for 2004 and $59.3 million for 2003. The slight increase in cash flow from operating activities in 2004 reflects the growth in premiums and investment income received, largely offset by an increase in paid losses. Our business does not routinely require significant capital expenditures other than for enhancements to our computer systems and technological capabilities. Positive cash flows are invested pending future payments of claims and expenses. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities. We have no existing lines of credit due to the sufficiency of the operating funds from the sources described above.

In January of 2006, the Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock. We view this authorization as another capital management option available when we believe it is prudent to be purchasing our stock. While we believe that the best opportunities available to Triad for the deployment of capital are for future growth and expansion, this authorization will enable the Company to purchase shares opportunistically depending on market conditions. Currently, our plans would be to liquidate some of the short-term and other investments at the holding company level to fund future stock purchases, if any. Our current intention would be to immediately retire any shares repurchased.

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

Total stockholders’ equity increased to $499.2 million at December 31, 2005, from $437.3 million at December 31, 2004. This increase resulted primarily from 2005 net income of $56.8 million and additional paid-in-capital of $5.4 million resulting from activity related to equity awards to employees and the associated tax benefit.

Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. The following table provides information regarding our statutory capital position at December 31, 2005 and 2004:

	2005	2004

Statutory policyholders’ surplus	$131.6	$135.7
Statutory contingency reserve	447.8	369.4

Total	$579.4	$505.1

The decline in statutory policyholders’ surplus reflects an increase in the statutory contingency reserve and a change in the deferred tax liability greater than statutory net income in 2005. The primary difference between statutory policyholders’ surplus and equity computed under generally accepted accounting principles is the statutory contingency reserve. Mortgage insurance companies are required to add to the contingency reserve an amount equal to 50% of calendar year earned premiums and retain the reserve for 10 years, even if the insurance is no longer in force. Therefore, a growing company such as Triad normally has an increase its contingency reserve rather than in statutory surplus.

Triad’s ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad’s ability to write additional insurance. A number of states also generally limit Triad’s risk-to-capital ratio to 25-to-1. As of December 31, 2005, Triad’s risk-to-capital ratio was 12.6-to-1 as compared to 14.0-to-1 at December 31, 2004. The risk-to-capital ratio is calculated using net risk in force as the numerator and statutory capital as the denominator. Net risk in force accounts for risk ceded under reinsurance arrangements, including captive risk-sharing arrangements as well as any applicable stop-loss limits and deductible amounts.

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

The Office of Federal Housing Enterprise Oversight (OFHEO) issued its risk-based capital rules for Fannie Mae and Freddie Mac in the first quarter of 2002. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a “AAA” rated private mortgage insurer than for insurance from a “AA” rated private mortgage insurer. The phase-in period for OFHEO’s risk-based capital rules is ten years. We do not believe the new risk-based capital rules had an adverse impact on our financial condition through 2005 or that these rules will have a significant adverse impact on our financial condition in the future. However, if the risk-based capital rules result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, our financial condition could be significantly harmed.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no material off-balance arrangements at December 31, 2005.

We lease office facilities, automobiles, and office equipment under operating leases with minimum lease commitments that range from one to ten years. We have no capitalized leases or material purchase commitments.

Our long-term debt has a single maturity date of 2028. The following table represents our aggregate contractual obligations as of December 31, 2005 (in thousands).

	Payments Due By Period
		Less Than	1 – 3	3 – 5	More Than
Contractual Obligations	Total	1 year	Years	Years	5 Years

Long-term debt	$35,000	$—	$—	$—	$35,000
Operating leases	8,916	1,689	2,663	2,296	2,268
Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP	51,074	45,967	5,107	—	—

Total	$94,990	$47,656	$7,770	$2,296	$37,268

The other long-term liabilities reflected on the Registrant’s balance sheet under GAAP category above is comprised of our reserve for losses and loss adjustment expenses. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. The future loss payment periods are estimated based upon historical experience.

Market Risk Exposure

Fixed maturity securities represented approximately 98% of our invested assets at December 31, 2005. While the fair value of these fixed rate securities generally bears an inverse relationship to changes in prevailing market interest rates, a change in market interest rates would not immediately impact earnings because we generally hold these securities until maturity. However, a decrease in market interest rates generally will have the effect of initiating an early call provision of those securities possessing such provisions. The proceeds relating to the early called securities in a decreasing interest rate environment generally are invested in lower yielding investments that would ultimately decrease earnings. Our long-term debt matures in 2028 with no early call or put provisions and bears interest at a fixed rate of 7.9% per annum. The fair value of this debt is sensitive to changes in prevailing interest rates; however, a change in rates would not impact earnings. We believe that a 20% increase or decrease in market interest rates is reasonable for the upcoming year. A 20% relative increase or decrease in market interest rates that affect our financial instruments would not have a material impact on earnings during the next fiscal year.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Management’s Discussion and Analysis and this Report contain forward-looking statements relating to future plans, expectations, and performance, which involve various risks and uncertainties, including, but not limited to, the following:

•	interest rates may increase or decrease from their current levels;

•	housing prices may increase or decrease from their current levels;

•	housing transactions requiring mortgage insurance may decrease for many reasons including changes in interest rates or economic conditions or alternative credit enhancement products;

•	our market share may change as a result of changes in underwriting criteria or competitive products or rates;

•	the amount of insurance written could be adversely affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae (Government Sponsored Enterprises);

•	our financial condition and competitive position could be affected by legislation or regulation impacting the mortgage guaranty industry or the Government Sponsored Entities, specifically, and the financial services industry in general;

•	rating agencies may revise methodologies for determining our financial strength ratings and may revise or withdraw the assigned ratings at any time;

•	decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings;

•	the amount of insurance written and the growth in insurance in force or risk in force as well as our performance may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, and pricing of our products and services and our competitors;

•	if we fail to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans;

•	with consolidation occurring among mortgage lenders and our concentration of insurance in force generated through relationships with significant lender customers, our margins may be compressed and the loss of a significant customer or a change in their business practices affecting mortgage insurance may have an adverse effect on our earnings;

•	our performance may be impacted by changes in the performance of the financial markets and general economic conditions;

•	economic downturns in regions where our risk is more concentrated could have a particularly adverse effect on our financial condition and loss development;

•	revisions in risk-based capital rules by the Office of Federal Housing Enterprise Oversight for Fannie Mae and Freddie Mac could severely limit our ability to compete against various types of credit protection counterparties, including “AAA” rated private mortgage insurers;

•	changes in the eligibility guidelines of Fannie Mae or Freddie Mac could have an adverse effect on the Company;

•	proposed regulation by the Department of Housing and Urban Development to exclude packages of real estate settlement services, which may include any required mortgage insurance premium paid at closing, from the anti-referral provisions of the Real Estate Settlement Procedures Act could adversely affect our earnings;

•	our financial and competitive position could be affected by regulatory activity requiring changes to mortgage industry business practices, such as captive reinsurance.

Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risks

See information in this report under the heading “Market Risk Exposures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data are presented in a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Triad Guaranty Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Triad Guaranty Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based upon the definition of “disclosure controls and procedures” as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment to the cost-benefit relationship of possible controls and procedures.

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, management has concluded that disclosure controls and procedures as of December 31, 2005 were effective in ensuring that material information required to be disclosed in this Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no significant changes in Triad Guaranty Inc.’s internal control over financial reporting during the quarter ended December 31, 2005 that would have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting in an adverse manner.

Management’s Annual Report on Internal Control over Financial Reporting

Management of Triad Guaranty Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Triad Guaranty Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Triad Guaranty Inc.; (2) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (3) provide reasonable assurance that receipts and expenditures of Triad Guaranty Inc. are being made in accordance with authorization of management and directors of Triad Guaranty Inc; and (4) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements. Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices) and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Triad Guaranty Inc.’s internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management determined that, as of December 31, 2005, Triad Guaranty Inc. maintained effective internal control over financial reporting.

Ernst & Young, LLP, Triad Guaranty Inc.’s independent registered public accounting firm that audits the consolidated financial statements of Triad Guaranty Inc. included in this report has audited management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting

The Board of Directors and Stockholders of Triad Guaranty Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Triad Guaranty Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triad Guaranty Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Triad Guaranty Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Triad Guaranty Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triad Guaranty Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Triad Guaranty Inc. and our report dated March 8, 2006 expressed an unqualified opinion thereon.

Greensboro, North Carolina
March 8, 2006

Item 9B. Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding our directors and nominees for directors is included in our Proxy Statement for the 2006 Annual Meeting of Stockholders, and is hereby incorporated by reference.

For information regarding our executive officers, reference is made to the section entitled “Executive Officers” in Part I, Item 1 of this Report.

The Board of Directors has adopted a Code of Ethics for the Company’s principal executive and senior financial officers. This Code supplements the Company’s Code of Conduct applicable to all employees and directors and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. Both of these documents can be found on the Company’s website at
http://www.triadguaranty.com on the Corporate Governance page or will be provided free of charge upon written request.

Item 11.	Executive Compensation

This information is included in our Proxy Statement for the 2006 Annual Meeting of Stockholders, and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is included in our Proxy Statement for the 2006 Annual Meeting of Stockholders, and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

This information is included in our Proxy Statement for the 2006 Annual Meeting of Stockholders, and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

This information is included in our Proxy Statement for the 2006 Annual Meeting of Stockholders, and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report.

(a) (3) Listing of Exhibits — The response to this portion of Item 15 is submitted as a separate section of this report.

(b) Reports on Form 8 — K filed or furnished during the fourth quarter of 2005 and through the date of this Form 10-K filing.

October 27, 2005 — Triad Guaranty Inc. issued a news release announcing its financial results for the three-month and nine-month periods ending September 30, 2005.

November 2, 2005 — Triad Guaranty Inc. completed a common stock exchange transaction with Collateral Investment Corp. and the shareholders of Collateral Investment Corp. (Exhibit 10.30).

November 4, 2005 — Triad Guaranty Inc. stated that the common stock exchange transaction with Collateral Investment Corp. (“CIC”) and the shareholders of CIC was completed with unregistered shares being exchanged.

January 11, 2006 — Triad Guaranty Inc. entered into an employment agreement with Mr. Ron D. Kessinger (Exhibit 10.33).

January 26, 2006 — Triad Guaranty Inc. issued a news release announcing its financial results for the three-month and twelve-month periods ending December 31, 2005.

March 2, 2006 — Triad Guaranty Inc. entered into a plan of compensation with Triad directors, the non-executive chairman of the board of directors, and members of the committees of the Triad board of directors (Exhibit 10.34).

(c) Exhibits — The response to this portion of Item 15 is submitted as a separate section of this report.

(d) Financial Statement Schedules — The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of March 2006.

By:	/s/ Mark K. Tonnesen
Mark K. Tonnesen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 8th day of March, 2006 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ William T. Ratliff, III William T. Ratliff, III	Chairman of the Board

/s/ Mark K. Tonnesen Mark K. Tonnesen	President, Chief Executive Officer, and Director

/s/ Eric B. Dana Eric B. Dana	Senior Vice President, Chief Financial Officer

/s/ Kenneth S. Dwyer Kenneth S. Dwyer	Vice President, and Chief Accounting Officer

/s/ David W. Whitehurst David W. Whitehurst	Director

/s/ Robert T. David Robert T. David	Director

/s/ Michael A. F. Roberts Michael A. F. Roberts	Director

/s/ Richard S. Swanson Richard S. Swanson	Director

/s/ Glenn T. Austin, Jr. Glenn T. Austin, Jr.	Director

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) and (2), (3), (c), and (d)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

INDEX TO EXHIBITS

CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2005

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

INDEX TO EXHIBITS
(Item 15(a) 3)

Exhibit Number		Description of Exhibit

3.1		Certificate of Incorporation of the Registrant, as amended (5) (Exhibit 3.1)
3.2		By-Laws of the Registrant as amended March 21, 2003 (10)(Exhibit 3.2(c))
4.1		Form of Common Stock certificate (1) (Exhibit 4(a))
4.2		Indenture Between Triad Guaranty Inc. and Banker’s Trust Co. (6) (Exhibit 4.2)
10.1		1993 Long-Term Stock Incentive Plan (1) (3) (Exhibit 10(a))
10.6		Registration Agreement among the Registrant, Collateral Investment Corp. and Collateral Mortgage, Ltd. (2) (Exhibit 10.6)
10.16		Economic Value Added Incentive Bonus Program (Senior Management) (4) (Exhibit 10.16)
10.21		Excess of Loss Reinsurance Agreement between Triad Guaranty Insurance Corporation, Capital Mortgage Reinsurance Company, and Federal Insurance Company. (7) (Exhibit 10.21)
10.22		Excess of Loss Reinsurance Agreement between Triad Guaranty Insurance Corporation and Ace Capital Mortgage Reinsurance Company. (8) (Exhibit 10.22)
10.23		Employment Agreement between the Registrant and Earl F. Wall (3) (9) (Exhibit 10.23)
10.25		Employment Agreement between the Registrant and Kenneth N. Lard (3)(10) (Exhibit 10.25)
10.26		Employment Agreement between the Registrant and Kenneth C. Foster (3)(10) (Exhibit 10.26)
10.27		Consulting Agreement between the Registrant, Triad Guaranty Insurance Corporation, Triad Guaranty Assurance Company and Collateral Mortgage, Ltd. Providing advice and counsel regarding the investment strategy and tactics of Conning Asset Management Company, the Registrant’s new investment advisor. (11) (Exhibit 10.27)
10.28		Administrative Services Agreement between the Registrant, Triad Guaranty Insurance Corporation, Collateral Mortgage, Ltd., Collat, Inc., and New South Federal Savings Bank. (11) (Exhibit 10.28)
10.29		Employment Agreement between the Registrant and Eric B. Dana. (3)(12)(Exhibit 10.29)
10.30		Exchange Agreement by and among the Registrant, Collateral Investment Corp. and the Shareholders of Collateral Investment Corp. Listed on the Signature Pages Hereto.(12)(Exhibit 10.30)
10.31		Amendment to Employment Agreement between the Registrant and Kenneth N. Lard. (3)(12)(Exhibit 10.31)
10.32		Employment Agreement and Related Document between the Registrant and Mark K. Tonnesen. (3)(13)(Exhibit 10.32)
10.33		Employment Agreement between the Registrant and Ron D. Kessinger replacing previous Exhibits 10.11 and 10.20. (3) (14)(Exhibit 10.33)
10.34		Summary of plan of compensation for directors of the Registrant (3)(15)
21.1		Subsidiaries of the Registrant (7) (Exhibit 21.1)
*23	.1	Consent of Ernst & Young LLP (Exhibit 23.1)
*31	.1	Chief Executive Officer Sarbanes-Oxley Act Section 302 Certification dated March 8, 2006, for the Triad Guaranty Inc.’s Annual report on Form 10-K for the year ended December 31, 2005
*31	.2	Chief Financial Officer Sarbanes-Oxley Act Section 302 Certification dated March 8, 2006, for the Triad Guaranty Inc.’s Annual report on Form 10-K for the year ended December 31, 2006
*32	.1	Chief Executive Officer Sarbanes-Oxley Act Section 906 Certification dated March 8, 2006, for the Triad Guaranty Inc.’s Annual report on Form 10-K for the year ended December 31, 2005
*32	.2	Chief Financial Officer Sarbanes-Oxley Act Section 906 Certification dated March 8, 2006, for the Triad Guaranty Inc.’s Annual report on Form 10-K for the year ended December 31, 2005

*	Filed Herewith.

(1)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant’s Registration Statement on Form S-1 filed October 22, 1993 and amendments thereto.

(2)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1993 Form 10-K.

(3)	Denotes management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S-K.

(4)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1996 Form 10-K.

(5)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the June 30, 1997 Form 10-Q.

(6)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1997 Form 10-K.

(7)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1999 Form 10-K.

(8)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 2000 Form 10-K.

(9)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the June 30, 2002 Form 10-Q.

(10)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 2002 Form 10-K.

(11)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 2004 Form 10-K.

(12)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the June 30, 2005 Form 10-Q.

(13)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the September 30, 2005 Form 10-Q.

(14)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the January 11, 2006 Form 8-K Current Report.

(15)	Incorporated by reference to the Form 8-K Current Report filed March 2, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Triad Guaranty Inc.

We have audited the accompanying consolidated balance sheets of Triad Guaranty Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Guaranty Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Triad Guaranty Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

Greensboro, North Carolina
March 8, 2006

TRIAD GUARANTY INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
	(In thousands, except share data)

ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: 2005 — $518,137; 2004 — $435,432)	$534,064	$454,121
Equity securities (cost: 2005 — $7,001; 2004 — $8,626)	8,159	10,272
Short-term investments	4,796	12,520

	547,019	476,913
Cash and cash equivalents	8,934	10,440
Real estate acquired in claim settlement	5,721	211
Accrued investment income	7,237	6,229
Deferred policy acquisition costs	33,684	32,453
Property and equipment, at cost less accumulated depreciation (2005 — $18,628; 2004 — $15,172)	7,827	8,945
Prepaid federal income tax	139,465	119,132
Income taxes recoverable	181	977
Reinsurance recoverable	948	1,164
Other assets	16,487	15,571

Total assets	$767,503	$672,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$51,074	$34,042
Unearned premiums	13,494	15,942
Amounts payable to reinsurer	4,810	4,467
Deferred income taxes	155,189	137,925
Unearned ceding commission	4	200
Long-term debt	34,501	34,493
Accrued interest on debt	1,275	1,275
Accrued expenses and other liabilities	7,965	6,348

Total liabilities	268,312	234,692
Commitments and contingencies (Notes 5, 7, and 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 1,000,000 shares, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — authorized 32,000,000 shares, issued and outstanding 14,774,153 shares at December 31, 2005, and 14,631,678 at December 31, 2004	148	146
Additional paid-in capital	103,657	94,852
Accumulated other comprehensive income, net of income tax liability of $5,980 at December 31, 2005, and $7,117 at December 31, 2004	11,106	13,218
Deferred compensation	(3,161)	(1,501)
Retained earnings	387,441	330,628

Total stockholders’ equity	499,191	437,343

Total liabilities and stockholders’ equity	$767,503	$672,035

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2005	2004	2003
	(In thousands, except share data)

Revenue:
Premiums written:
Direct	$207,260	$176,696	$154,046
Ceded	(40,644)	(35,365)	(27,310)

Net premiums written	166,616	141,331	126,736
Change in unearned premiums	2,381	(339)	(7,004)

Earned premiums	168,997	140,992	119,732
Net investment income	22,998	19,754	17,082
Net realized investment gains	36	504	3,029
Other income	15	16	24

	192,046	161,266	139,867
Losses and expenses:
Net losses and loss adjustment expenses	66,855	35,864	23,833
Interest expense on debt	2,773	2,772	2,772
Amortization of deferred policy acquisition costs	14,902	14,256	18,112
Other operating expenses (net of acquisition costs deferred)	29,610	26,483	22,776

	114,140	79,375	67,493

Income before income taxes	77,906	81,891	72,374
Income taxes:
Current	2,805	2,295	716
Deferred	18,288	21,179	20,567

	21,093	23,474	21,283

Net income	$56,813	$58,417	$51,091

Earnings per common and common equivalent share:
Basic	$3.87	$4.04	$3.57

Diluted	$3.84	$3.98	$3.52

Shares used in computing earnings per common and common equivalent share:
Basic	14,691,478	14,458,453	14,322,216

Diluted	14,808,387	14,681,228	14,509,538

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Accumulated
		Additional	Other
		Paid-In	Comprehensive	Deferred	Retained
	Common Stock	Capital	Income	Compensation	Earnings	Total
	(In thousands, except share data)

Balance at December 31, 2002	$142	$80,169	$8,634	$(658)	$221,120	$309,407
Net income	—	—	—	—	51,091	51,091
Other comprehensive income — net of tax:
Change in net unrealized gain	—	—	2,556	—	—	2,556

Comprehensive income						53,647
Issuance of common stock under stock incentive plan	2	4,051	—	—	—	4,053
Tax effect of exercise of non-qualified stock options	—	2,133	—	—	—	2,133
Net issuance of restricted stock under stock incentive plan	—	1,160	—	(1,160)	—	—
Amortization of deferred compensation	—	—	—	690	—	690

Balance at December 31, 2003	144	87,513	11,190	(1,128)	272,211	369,930
Net income	—	—	—	—	58,417	58,417
Other comprehensive income — net of tax:
Change in net unrealized gain	—	—	2,028	—	—	2,028

Comprehensive income						60,445
Issuance of common stock under stock incentive plan	2	3,739	—	—	—	3,741
Tax effect of exercise of non-qualified stock options	—	1,995	—	—	—	1,995
Net issuance of restricted stock under stock incentive plan	—	1,605	—	(1,605)	—	—
Amortization of deferred compensation	—	—	—	1,232	—	1,232

Balance at December 31, 2004	146	94,852	13,218	(1,501)	330,628	437,343
Net income	—	—	—	—	56,813	56,813
Other comprehensive income — net of tax:
Change in net unrealized gain	—	—	(2,112)	—	—	(2,112)

Comprehensive income						54,701
Issuance of common stock under stock incentive plan	2	3,267	—	—	—	3,269
Tax effect of exercise of non-qualified stock options and vesting of restricted stock	—	2,090	—	—	—	2,090
Net issuance of restricted stock under stock incentive plan	—	3,448	—	(3,448)	—	—
Amortization of deferred compensation	—	—	—	1,788	—	1,788

Balance at December 31, 2005	$148	$103,657	$11,106	$(3,161)	$387,441	$499,191

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
	(In thousands)

Operating activities
Net income	$56,813	$58,417	$51,091
Adjustments to reconcile net income to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	14,584	7,169	12,916
Accrued expenses and other liabilities	1,617	(1,348)	215
Current taxes payable	—	(6)	(592)
Income taxes recoverable	796	(977)	—
Amounts due to/from reinsurer	559	941	(743)
Accrued investment income	(1,008)	(1,654)	(1,487)
Policy acquisition costs deferred	(16,133)	(17,346)	(18,478)
Amortization of deferred policy acquisition costs	14,902	14,256	18,112
Net realized investment gains	(36)	(504)	(3,029)
Provision for depreciation	3,456	3,319	2,941
Accretion of discount on investments	(118)	(836)	(3,212)
Deferred income taxes	18,288	21,179	20,567
Prepaid federal income taxes	(20,333)	(21,008)	(20,338)
Unearned ceding commission	(196)	(469)	(717)
Real estate acquired in claim settlement, net of write-downs	(5,510)	(65)	1,415
Other assets	(916)	3,050	(1,450)
Other operating activities	4,082	4,800	2,103

Net cash provided by operating activities	70,847	68,918	59,314
Investing activities
Securities available-for-sale:
Purchases — fixed maturities	(130,475)	(153,262)	(186,509)
Sales — fixed maturities	35,900	57,864	101,472
Maturities — fixed maturities	11,715	20,097	16,436
Purchases — equities	—	(809)	(2,044)
Sales — equities	1,853	2,674	1,525
Net change in short-term investments	7,724	(817)	5,555
Purchases of property and equipment	(2,339)	(2,895)	(3,151)

Net cash used in investing activities	(75,622)	(77,148)	(66,716)
Financing activities
Proceeds from exercise of stock options	3,269	3,741	4,053

Net cash provided by financing activities	3,269	3,741	4,053
Net change in cash and cash equivalents	(1,506)	(4,489)	(3,349)
Cash and cash equivalents at beginning of year	10,440	14,929	18,278

Cash and cash equivalents at end of year	$8,934	$10,440	$14,929

Supplemental schedule of cash flow information
Cash paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$24,733	$23,692	$21,588
Interest	$2,765	$2,765	$2,765

See accompanying notes.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, which vary in some respects from statutory accounting practices which are prescribed or permitted by the various state insurance departments.

Consolidation

The consolidated financial statements include the amounts of Triad Guaranty Inc. and its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”) and Triad’s wholly-owned subsidiaries, Triad Guaranty Assurance Corporation (“TGAC”) and Triad Re Insurance Corporation (“Triad Re”). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash equivalents to be short-term, highly liquid investments with original maturities of three months or less that are used to fund operational cash flow needs.

Investments

All fixed maturity and equity securities are classified as “available-for-sale” and are carried at fair value. Unrealized gains and losses on available-for-sale securities, net of tax, are reported as a separate component of accumulated other comprehensive income.

Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Realized investment gains or losses are determined on a specific identification basis. The Company evaluates its investments regularly to determine whether there are declines in value that are other-than-temporary. When the Company determines that a security has experienced an other-than-temporary impairment, the impairment loss is recognized as a realized investment loss. Short-term investments are defined as short-term, highly liquid investments both readily convertible to known amounts of cash and having maturities of twelve months or less upon acquisition by the Company and are not used to fund operational cash flows of the Company.

Real Estate Acquired in Claim Settlement

Real estate is acquired in settlement of claims as part of the Company’s effort to mitigate losses. The real estate is carried at lower of cost or net realizable value. Gains or losses from the holding or disposition of real estate

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired in claim settlement are recorded in net losses and loss adjustment expenses. At December 31, 2005 and 2004, the Company held 48 and two properties, respectively, that it acquired in settlement of claims.

Deferred Policy Acquisition Costs

The costs of acquiring new business, principally sales compensation and certain policy underwriting and issue costs, which vary with and are primarily related to the production of new business, are deferred. Amortization of such policy acquisition costs is charged to expense in proportion to premium revenue recognized over the estimated policy life.

The Company reviews the persistency of policies in force and makes appropriate adjustments to the amortization of deferred policy acquisition costs to reflect policy cancellations. In addition, the recoverability of deferred costs is tested by calculating an estimated future gross profit on the existing book of business and comparing that to the unamortized deferred policy acquisition asset balance. If this comparison indicates a premium deficiency, any unamortized acquisition cost to the extent of that deficiency is charged to expense.

Property and Equipment

Property and equipment is recorded at cost and is depreciated principally on a straight-line basis over the estimated useful lives, generally three to five years, of the depreciable assets. Property and equipment primarily consists of computer hardware, software, furniture, and equipment.

Loss and Loss Adjustment Expense Reserves

Reserves are provided for the estimated costs of settling claims on loans reported in default and estimates of loans in default that are in the process of being reported to the Company. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. Amounts for salvage recoverable are considered in the determination of the reserve estimates. Loss reserves are established by management using historical experience and by making various assumptions and judgments about claim rates (frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default. The Company’s reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as age, policy year, geography, and chronic late payment characteristics. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

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

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Significant Customers

During 2005, one customer accounted for approximately 20% and another customer accounted for approximately 14% of total revenue. In 2004, these same two customers accounted for approximately 16% and 14% of total revenue. In 2003, these same two customers accounted for approximately 14% each of the Company’s revenue.

Stock Options

The Company grants stock options to employees and directors for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. Through December 31, 2005, the Company has accounted for stock option grants using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognized no compensation expense for the stock option grants.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table represents the net income and earnings per share on pro forma basis had

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense for stock options been recognized using the fair value method on the grant date (in thousands, except for earnings per share data):

	2005	2004	2003

Net income — as reported	$56,813	$58,417	$51,091
Net income — pro forma	$56,155	$57,915	$50,434
Earnings per share — as reported:
Basic	$3.87	$4.04	$3.57
Diluted	$3.84	$3.98	$3.52
Earnings per share — pro forma:
Basic	$3.82	$4.01	$3.52
Diluted	$3.79	$3.94	$3.48

Earnings Per Share

Basic and diluted earnings per share are based on the weighted-average daily number of shares outstanding. For diluted earnings per share, the denominator includes the dilutive effect on the weighted-average shares outstanding of employee stock options and nonvested restricted stock. There are no other reconciling items between the denominator used in basic earnings per share and diluted earnings per share. There are no reconciling items between the numerator used in basic earnings per share and diluted earnings per share. At December 31, 2005, 2004 and 2003 options to purchase approximately 107,000, 4,000 and 53,000 shares, respectively, of the Company’s stock were excluded from the calculation of earnings per share because they were antidilutive.

Comprehensive Income

The only element of other comprehensive income applicable to the Company is the change in unrealized gains and losses on securities classified as available-for-sale, which is displayed in the following table, along with related tax effects (in thousands):

	2005	2004	2003

Unrealized (losses) gains arising during the period, before taxes	$(3,213)	$3,624	$6,964
Income tax benefit (expense)	1,124	(1,268)	(2,439)

Unrealized (losses) gains arising during the period, net of taxes	(2,089)	2,356	4,525

Less reclassification adjustment:
Gains realized in net income	36	504	3,029
Income tax expense	(13)	(176)	(1,060)

Reclassification adjustment for gains realized in net income	23	328	1,969

Other comprehensive (loss) income	$(2,112)	$2,028	$2,556

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires the compensation cost relating to stock-based payment transactions to be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25. The Company will adopt SFAS 123R effective January 1, 2006.

SFAS 123R permits public companies to adopt its requirement using one of two methods: 1) the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or 2) the “modified retrospective” method which includes the requirements of the modified prospective method described above, and also requires entities to restate based on the amounts previously recognized under SFAS 123R for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS 123R using the modified prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will impact the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in the Stock Options section of this note. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, and whether the Company will be in a taxable position.

Reclassifications

During 2005, the Company reclassified overnight investment sweep bank accounts from short-term investments to cash and cash equivalents. Accordingly, $3.6 million, $14.0 million and $18.0 million as of December 31, 2004, 2003 and 2002, respectively, was reclassified from short-term investments to cash and cash equivalents to conform to the current year presentation, with conforming reclassifications in the statement of cash flows.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments

The cost or amortized cost and the fair value of investments are as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

At December 31, 2005
Available-for-sale securities:
Fixed maturity securities:
U.S. Government	$12,348	$16	$(240)	$12,124
State and municipal	486,014	14,993	(980)	500,027
Corporate	19,719	2,211	(75)	21,855
Mortgage-backed	56	2	—	58

Total fixed maturity securities	518,137	17,222	(1,295)	534,064
Equity securities	7,001	1,284	(126)	8,159
Short-term investments	4,796	—	—	4,796

	$529,934	$18,506	$(1,421)	$547,019

At December 31, 2004
Available-for-sale securities:
Fixed maturity securities:
U.S. Government	$12,873	$67	$(212)	$12,728
State and municipal	399,329	16,157	(236)	415,250
Corporate	23,157	2,906	—	26,063
Mortgage-backed	73	7	—	80

Total fixed maturity securities	435,432	19,137	(448)	454,121
Equity securities	8,626	1,779	(133)	10,272
Short-term investments	12,520	—	—	12,520

	$456,578	$20,916	$(581)	$476,913

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005 and 2004, the Company had 81 and 32 securities with gross unrealized losses, respectively. The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004 (in thousands):

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
U.S. Government	$8,376	$(123)	$2,883	$(117)	$11,259	$(240)
State and municipal	57,969	(718)	9,572	(262)	67,541	(980)
Corporate	731	(75)	—	—	731	(75)

Subtotal	67,076	(916)	12,455	(379)	79,531	(1,295)
Equity securities	1,105	(19)	1,347	(107)	2,452	(126)

Total temporarily impaired securities	$68,181	$(935)	$13,802	$(486)	$81,983	$(1,421)

	December 31, 2004
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized		Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Fair Value	Losses	Value	Losses

Fixed maturities:
U.S. Government	$970	$(31)	$2,815	$(181)	$3,785	$(212)
State and municipal	6,539	(42)	7,858	(194)	14,397	(236)

Subtotal	7,509	(73)	10,673	(375)	18,182	(448)
Equity securities	1,319	(133)	—	—	1,319	(133)

Total temporarily impaired securities	$8,828	$(206)	$10,673	$(375)	$19,501	$(581)

The Company reviews its investments quarterly to identify and evaluate whether any investments have indications of possible impairment and whether any impairments are other than temporary. Factors considered in determining whether a loss is other than temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery in market value. The Company believes at this point in time that the positive evidence far outweighs the negative evidence and all of the unrealized losses shown above are temporary. The majority of the gross unrealized losses at December 31, 2005 related to fixed maturities that have been in a continuous loss position less than 12 months and for 12 months or more are the result of changes in interest rates. None of the fixed maturity securities with unrealized losses have ever missed or been delinquent on a scheduled principal or interest payment. The unrealized losses on equity securities are related to several different securities and are individually not material. During 2005 and 2004, the Company wrote down securities by $170,000 and $480,000, respectively, to reflect other-than-temporary declines in fair value.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of investments in fixed maturity securities, at December 31, 2005, are summarized by stated maturity as follows (in thousands):

	Available-for-Sale
	Amortized	Fair
	Cost	Value

Maturity:
One year or less	$13,294	$13,616
After one year through five years	106,091	110,695
After five years through ten years	329,161	337,159
After ten years	69,535	72,536
Mortgage-backed securities	56	58

Total	$518,137	$534,064

The details of net realized investment gains including other-than-temporary impairments are as follows (in thousands):

	Year Ended December 31
	2005	2004	2003

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$25	$626	$4,579
Gross realized losses	(305)	(146)	(885)
Equity securities:
Gross realized gains	396	416	101
Gross realized losses	(80)	(435)	(742)
Covered call options:
Gross realized gains	—	43	4
Gross realized losses	—	—	(28)

Net realized gains	$36	$504	$3,029

Net unrealized gains on fixed maturity securities (decreased) increased by ($2,762,000), $3,477,000, and $1,479,000 in 2005, 2004, and 2003, respectively; the corresponding amounts for equity securities were ($488,000), ($356,000), and $2,460,000.

Major categories of the Company’s net investment income are summarized as follows (in thousands):

	Year Ended December 31
	2005	2004	2003

Income:
Fixed maturities	$22,956	$19,829	$16,929
Preferred stocks	334	385	368
Common stocks	173	176	197
Cash, cash equivalents and short-term investments	422	135	263

	23,885	20,525	17,757
Expenses	887	771	675

Net investment income	$22,998	$19,754	$17,082

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005 and 2004, investments with an amortized cost of $6,432,000 and $6,463,000, respectively, were on deposit with various state insurance departments to satisfy regulatory requirements.

3.	Deferred Policy Acquisition Costs

An analysis of deferred policy acquisition costs is as follows (in thousands):

	Year Ended December 31
	2005	2004	2003

Balance at beginning of year	$32,453	$29,363	$28,997
Acquisition costs deferred:
Sales compensation	6,296	7,340	7,038
Underwriting and issue expenses	9,837	10,006	11,440

	16,133	17,346	18,478
Amortization of acquisition expenses	14,902	14,256	18,112

Net increase	1,231	3,090	366

Balance at end of year	$33,684	$32,453	$29,363

4.	Reserve for Losses and Loss Adjustment Expenses

Activity for the reserve for losses and loss adjustment expenses for 2005, 2004, and 2003 is summarized as follows (in thousands):

	2005	2004	2003

Reserve for losses and loss adjustment expenses at January 1, net of reinsurance recoverables	$34,040	$27,183	$21,355
Incurred losses and loss adjustment expenses net of reinsurance recoveries (principally in respect of default notices received in):
Current year	43,215	25,942	24,376
Deficiency (redundancy) on prior years	23,640	9,922	(543)

Total incurred losses and loss adjustment expenses	66,855	35,864	23,833
Loss and loss adjustment expense payments net of reinsurance recoveries (principally in respect of default notices received in):
Current year	3,734	2,033	3,652
Prior years	46,088	26,974	14,353

Total loss and loss adjustment expense payments	49,822	29,007	18,005

Reserve for losses and loss adjustment expenses at December 31, net of reinsurance recoverables of $1, $2, and $3 in 2005, 2004, and 2003, respectively	$51,073	$34,040	$27,183

The foregoing reconciliation indicates loss and loss adjustment reserve deficiencies that emerged in 2005 and 2004 related to unfavorable loss development in claims incurred for prior years. During 2005, paid losses on loans that were in default at December 31, 2004 developed at a higher severity than anticipated when reserves were established at the end of 2004, despite the Company’s loss mitigation efforts. Also, a greater proportion of defaults existing at December 31, 2004 developed into pending claims and ultimately into paid claims than originally estimated. The increase in pending claims resulted in a claims backlog that was processed throughout 2005, further increasing the overall frequency above the level anticipated. As a result of hiring additional claims specialists and

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implementing system improvements in 2005, the Company’s loss mitigation capabilities were improved and the claims backlog was substantially reduced. Any remaining backlog was included in December 31, 2005 reserves. Additionally, losses related to certain bulk transactions from the 2001 and 2002 book years developed adversely which contributed to the higher 2005 frequency. During 2004, almost the entire deficiency resulted from an increase in frequency from the estimates utilized at the end of 2003. A small redundancy in reserves is shown for 2003, which resulted principally from settling case-base reserves on default notices occurring in prior years for amounts less than expected.

5.	Commitments

The Company leases certain office facilities, autos, and equipment under operating leases. Rental expense for all leases was $2,058,000, $2,061,000, and $1,950,000, for 2005, 2004, and 2003, respectively. Future minimum payments under noncancellable operating leases at December 31, 2005, are as follows (in thousands):

2006	$1,689
2007	1,404
2008	1,259
2009	1,150
2010	1,146
Thereafter	2,268

$8,916

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

Income tax expense differed from the amounts computed by applying the Federal statutory income tax rate to income before taxes as follows (in thousands):

	2005	2004	2003

Income tax computed at statutory rate	$27,267	$28,662	$25,331
(Decrease) increase in taxes resulting from:
Tax-exempt interest	(7,199)	(6,048)	(4,730)
Other	1,025	860	682

Income tax expense	$21,093	$23,474	$21,283

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004, are presented below (in thousands):

	2005	2004

Deferred tax liabilities
Contingency loss reserve deduction	$137,512	$118,903
Deferred policy acquisition costs	11,789	11,359
Unrealized investment gain	5,980	7,117
Other	2,260	3,144

Total deferred tax liabilities	157,541	140,523
Deferred tax assets
Unearned premiums	1,026	1,216
Losses and loss adjustment expenses	1,017	820
Other	309	562

Total deferred tax assets	2,352	2,598

Net deferred tax liability	$155,189	$137,925

At December 31, 2005, Triad had purchased $2,100,000 of Tax and Loss Bonds in excess of its current obligations.

7.	Insurance in Force, Dividend Restriction, and Statutory Results

At December 31, 2005, approximately 55% of Triad’s direct risk in force was concentrated in 10 states, with approximately 10% in California, 9% in Florida, 8% in Texas, 5% in Illinois, 4% each in Georgia, North Carolina, Arizona, New York, and New Jersey, and 3% in Colorado. While Triad continues to diversify its risk in force geographically, a prolonged economic deterioration in its high concentration areas could result in higher incurred losses and loss adjustment expenses.

Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at December 31, 2005 and 2004 as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements, any applicable aggregate stop-loss limits and deductibles. Net risk as presented in our 2004 Form 10-K did not adjust for deductibles, and has been adjusted to conform to the current year calculation. Triad’s ratio is as follows (in thousands, except ratio):

	2005	2004

Net risk	$7,312,697	$6,961,565

Statutory capital and surplus	$131,582	$135,662
Contingency reserve	447,826	369,484

Total	$579,408	$505,146

Risk-to-capital ratio	12.6 to 1	13.8 to 1

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

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair market value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders or (b) statutory net income for the calendar year preceding the date of the dividend. Consolidated net income as determined in accordance with statutory accounting practices was $77,083,000, $78,202,000, and $69,848,000, for the years ended December 31, 2005, 2004, and 2003, respectively. At December 31, 2005, the amount of the Company’s equity that can be paid out in dividends to the stockholders is $47,866,000, which is the earned surplus of Triad on a statutory basis.

8.	Related Party Transactions

The Company pays unconsolidated affiliated companies for management, investment, and other services. The total expense incurred for such items was $307,000, $869,000 and $711,000 in 2005, 2004, and 2003, respectively. The decline in the expense incurred in 2005 from 2004 represents the outsourcing of a significant amount of the investment services to a third party.

9.	Employee Benefit Plan

Most of the Company’s employees are eligible to participate in its 401(k) Profit Sharing Plan. Under the plan, employees elect to defer a portion of their wages, with the Company matching deferrals at the rate of 50% of the first 8% of the employee’s salary deferred. The Company’s expense associated with the plan totaled $476,000, $463,000, and $462,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

10.	Reinsurance

Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceding agreements principally provide Triad with increased capacity to write business and achieve a more favorable geographic dispersion of risk.

The effects of reinsurance for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003

Earned premiums:
Direct	$209,708	$176,383	$146,956
Assumed	1	1	2
Ceded	(40,712)	(35,392)	(27,226)

Net earned premiums	$168,997	$140,992	$119,732

Losses and loss adjustment expenses:
Direct	$66,852	$35,876	$23,836
Assumed	4	(14)	(2)
Ceded	(1)	2	(1)

Net losses and loss adjustment expenses	$66,855	$35,864	$23,833

The Company cedes business to captive reinsurance subsidiaries or affiliates of certain mortgage lenders (“captives”) primarily under excess of loss reinsurance agreements. Reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds or letters of credit.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the Company’s 1993 Long-Term Stock Incentive Plan (the “Plan”), certain directors, officers, and key employees are eligible to be granted various stock-based awards. The number of options or restricted shares of common stock authorized to be granted or issued under the Plan is 2,600,000 shares. The options issued under the Plan in 2005, 2004, and 2003 generally vest over three years. Certain of the options will immediately vest in the event of a change in control of the Company. Options granted under the Plan terminate no later than 10 years following the date of grant.

Information concerning the stock options under the plan is summarized below:

			Weighted-
	Number of	Option	Average
	Shares	Price	Exercise Price

2003
Outstanding, beginning of year	950,305	$4.58 - 49.08	$25.94
Granted	73,500	33.18 - 47.01	34.57
Exercised	244,156	5.33 - 39.49	16.60
Canceled	20,939	28.00 - 39.49	33.03
Outstanding, end of year	758,710	4.58 - 49.08	29.58
Exercisable, end of year	657,748	4.58 - 49.08	28.44
2004
Outstanding, beginning of year	758,710	4.58 - 49.08	29.58
Granted	29,750	53.61 - 73.74	55.67
Exercised	163,342	4.58 - 49.08	22.90
Canceled	6,336	29.65 - 53.61	41.24
Outstanding, end of year	618,782	5.96 - 73.74	32.48
Exercisable, end of year	558,074	5.96 - 53.61	31.20
2005
Outstanding, beginning of year	618,782	5.96 - 73.74	32.48
Granted	128,065	41.12 - 54.11	42.29
Exercised	150,882	5.96 - 47.01	21.66
Canceled	7,185	30.00 - 57.30	47.34
Outstanding, end of year	588,780	10.17 - 73.74	37.21
Exercisable, end of year	453,568	10.17 - 73.74	35.46

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information concerning stock options outstanding and exercisable at December 31, 2005, is summarized below:

Outstanding				Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Number		Exercise	Remaining	Number of	Exercisable
of Shares	Exercise Price	Price	Life	Shares	Price

61,855	$10.17 - 23.24	$17.41	1.7	61,855	$17.41
127,066	27.95 - 33.18	29.95	4.7	127,066	29.95
99,551	34.80 - 39.00	38.23	4.0	99,551	38.23
186,977	39.19 - 41.12	40.49	7.5	76,752	39.59
101,575	41.40 - 53.61	48.80	4.8	84,321	48.86
11,756	54.11 - 73.74	58.83	8.8	4,023	58.70

588,780		37.21	5.3	453,568	35.46

At December 31, 2005, 726,192 shares of the Company’s common stock were reserved and 137,412 shares were available for issuance under the Plan.

Pro forma information required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, has been estimated as if the Company had accounted for stock-based awards under the fair value method of that Statement. The fair value of options granted in 2005, 2004, and 2003 was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average input assumptions: risk-free interest rate of 4.10% for 2005, 3.62% for 2004, and 3.34% for 2003; dividend yield of 0.0% for all three years; expected volatility of 0.34 for 2005, 0.40 for 2004, and 0.38 for 2003; and a weighted-average expected life of the option of 7.7 years for 2005 and 7.0 years for 2004 and 2003. The following table summarizes the fair value of options granted in 2005, 2004, and 2003:

	Weighted-Average Exercise Price			Weighted-Average Fair Value
Type of Option	2005	2004	2003	2005	2004	2003

Stock Price = Exercise Price	$42.29	$54.02	$34.57	$19.79	$25.89	$15.77
Stock Price < Exercise Price	$—	$73.74	$—	$—	$21.84	$—

Information about restricted stock granted under the plan for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Number of shares granted	73,195	30,100	35,160
Weighted-average fair value	$47.45	$53.88	$33.33

The majority of these restricted stock grants vest over three years. Total compensation cost for these stock-based awards recognized in the accompanying consolidated statements of income was approximately $1,789,000 in 2005, $1,232,000 in 2004, and $690,000 in 2003.

12.	Long-term Debt

In 1998, the Company completed a $35,000,000 private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs, totaled $34,453,000. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of December 31, 2005 and 2004 are summarized below (in thousands):

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial Assets
Fixed maturity securities available-for-sale	$534,064	$534,064	$454,121	$454,121
Equity securities available-for-sale	8,159	8,159	10,272	10,272
Financial Liabilities
Long-term debt	34,501	40,514	34,493	39,315

The fair values of cash, cash equivalents and short-term investments approximate their carrying values due to their short-term maturity or availability.

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

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004. The sum of the quarterly basic earnings per share may not equal the amount for the year as the basis for calculating average outstanding number of shares differs (dollars in thousands except per share data):

	2005 Quarter
	First	Second	Third	Fourth	Year

Net premiums written	$38,711	$40,611	$42,973	$44,321	$166,616
Change in unearned premiums	66	510	1,155	650	2,381

Earned premiums	38,777	41,121	44,128	44,971	168,997
Net investment income	5,415	5,743	5,896	5,944	22,998
Net losses incurred	10,630	17,288	16,958	21,979	66,855
Underwriting and other expenses	11,567	11,405	11,902	12,411	47,285
Net income	15,760	13,199	15,294	12,560	56,813
Basic earnings per share	1.08	0.90	1.04	0.85	3.87
Diluted earnings per share	1.07	0.89	1.03	0.85	3.84

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004 Quarter
	First	Second	Third	Fourth	Year

Net premiums written	$32,346	$34,277	$36,316	$38,392	$141,331
Change in unearned premiums	1,466	(94)	(497)	(1,214)	339

Earned premiums	33,812	34,183	35,819	37,178	140,992
Net investment income	4,586	4,598	5,255	5,315	19,754
Net losses incurred	8,883	7,701	9,234	10,046	35,864
Underwriting and other expenses	10,218	10,872	11,062	11,359	43,511
Net income	14,044	14,375	14,796	15,202	58,417
Basic earnings per share	0.97	0.99	1.02	1.05	4.04
Diluted earnings per share	0.96	0.98	1.00	1.03	3.98

SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
TRIAD GUARANTY INC.
December 31, 2005

	Cost or		Amount at
	Amortized	Fair	Which Shown
Type of Investment	Cost	Value	in Balance Sheet
	(In thousands)

Fixed maturity securities, available-for-sale:
Bonds:
U.S. Government obligations	$12,348	$12,124	$12,124
Mortgage-backed securities	56	58	58
State and municipal bonds	486,014	500,027	500,027
Corporate bonds	19,719	21,855	21,855

Total	518,137	534,064	534,064

Equity securities, available-for-sale:
Common stocks:
Bank, trust, and insurance	739	1,120	1,120
Public utilities	174	329	329
Industrial and miscellaneous	1,279	1,826	1,826
Preferred stock	4,809	4,884	4,884

Total	7,001	8,159	8,159

Short-term investments	4,796	4,796	4,796

Total investments other than investments in related parties	$529,934	$547,019	$547,019

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
TRIAD GUARANTY INC.
(Parent Company)

	December 31
	2005	2004
	(In thousands)

ASSETS:
Fixed maturities, available-for-sale	$32,250	$24,069
Equity securities, available-for-sale	252	513
Notes receivable from subsidiary	25,000	25,000
Investment in subsidiary	478,310	421,259
Short-term investments	681	842
Cash	1,996	1,736
Accrued investment income	1,532	1,482
Income taxes recoverable	176	1,139
Other assets	95	1,251

Total assets	$540,292	$477,291

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Long-term debt	$34,501	$34,493
Accrued interest on long-term debt	1,275	1,275
Deferred income taxes	5,305	4,110
Accrued expenses and other liabilities	20	70

Total liabilities	41,101	39,948
Stockholders’ equity:
Common stock	148	146
Additional paid-in capital	103,657	94,852
Accumulated other comprehensive income	11,106	13,218
Deferred compensation	(3,161)	(1,501)
Retained earnings	387,441	330,628

Total stockholders’ equity	499,191	437,343

Total liabilities and stockholders’ equity	$540,292	$477,291

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF INCOME
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31
	2005	2004	2003
	(In thousands)

Revenues:
Net investment income	$3,510	$3,251	$3,120
Realized investment gains (losses)	(87)	142	486

	3,423	3,393	3,606
Expenses:
Interest on long-term debt	2,772	2,772	2,772
Operating expenses	1,783	1,230	752

	4,555	4,002	3,524

Income (loss) before federal income taxes and equity in undistributed income of subsidiary	(1,132)	(609)	82
Income taxes (benefit):
Current	—	28	—
Deferred	(505)	—	142

	(505)	28	142

Loss before equity in undistributed income of subsidiary	(627)	(637)	(60)
Equity in undistributed income of subsidiary	57,440	59,054	51,151

Net income	$56,813	$58,417	$51,091

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31
	2005	2004	2003
	(In thousands)

Operating Activities:
Net income	$56,813	$58,417	$51,091
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(57,440)	(59,054)	(51,151)
Accrued investment income	(50)	(174)	(14)
Other assets	1,156	(823)	(78)
Deferred income taxes	(505)	—	142
Current taxes	963	(1,139)	(52)
Accretion of discount on investments	2	(61)	(91)
Amortization of deferred compensation	1,788	1,232	690
Amortization of debt issue costs	8	7	7
Realized investment (gains) losses on securities	87	(142)	(486)
Other liabilities	(50)	70	—
Other operating activities	2,049	3,595	(2)

Net cash provided by operating activities	4,821	1,928	56
Investing Activities:
Fixed maturities:
Purchases	(8,795)	(10,246)	(14,468)
Sales and maturities	641	3,319	11,748
Equity Securities:
Purchases	—	—	—
Sales	163	—	256
Change in short-term investments	161	1,722	(569)

Net cash used in investing activities	(7,830)	(5,205)	(3,033)
Financing Activities:
Proceeds from exercise of stock options	3,269	3,741	4,053

Net cash provided by financing activities	3,269	3,741	4,053

Increase in cash	260	464	1,076
Cash at beginning of year	1,736	1,272	196

Cash at end of year	$1,996	$1,736	$1,272

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

The cost or amortized cost and the fair value of investments, other than the investment in its subsidiary held by the parent company, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2005	Cost	Gains	Losses	Value

Fixed maturity securities:
Corporate	$499	$21	$—	$520
U.S. Government	250	—	9	241
Municipal	30,560	1,044	115	31,489

Total	31,309	1,065	124	32,250
Equity securities	250	2	—	252

Total	$31,559	$1,067	$124	$32,502

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TRIAD GUARANTY INC.
(Parent Company)
SUPPLEMENTARY NOTES

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2004	Cost	Gains	Losses	Value

Fixed maturity securities:
Corporate	$1,140	$49	$—	$1,189
U.S. Government	250	—	13	237
Municipal	21,767	885	9	22,643

Total	23,157	934	22	24,069
Equity securities	500	13	—	513

Total	$23,657	$947	$22	$24,582

Major categories of the parent company’s investment income are summarized as follows (in thousands):

	Year Ended December 31
	2005	2004	2003

Income:
Fixed maturities	$1,309	$1,017	$889
Equity securities	32	36	36
Cash and short-term investments	36	6	26
Note receivable from subsidiary	2,231	2,225	2,225

	3,608	3,284	3,176
Expenses	98	33	56

Net investment income	$3,510	$3,251	$3,120

4.	Debt

In 1998, the Company completed a $35,000,000 private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs, totaled $34,453,000. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

SCHEDULE IV — REINSURANCE
TRIAD GUARANTY INC.
MORTGAGE INSURANCE PREMIUM EARNED
Years Ended December 31, 2005, 2004 and 2003

		Ceded to	Assumed		Percentage of
	Gross	Other	From Other	Net	Amount Assumed
	Amount	Companies	Companies	Amount	to Net
	(In thousands)

2005	$209,708	$40,712	$1	$168,997	0.0%

2004	$176,383	$35,392	$1	$140,992	0.0%

2003	$146,956	$27,226	$2	$119,732	0.0%