Form 10-K/A
period 2005-12-31
TRIAD GUARANTY INC
filed 2006-03-21
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-22342

Triad Guaranty Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	56-1838519
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 South Stratford Road	27104
Winston-Salem, North Carolina	(Zip Code)
(Address of principal executive offices)
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
     The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 28, 2006, was 14,825,642.

Portions of the following documents are	Part of this Form 10-K into which the document
incorporated by reference into this Form 10-K:	is incorporated by reference
Triad Guaranty Inc.
Proxy Statement for 2006 Annual Meeting of Stockholders	Part III

EXPLANATORY NOTE
This Form 10-K/A (“Amendment No. 1”) amends the annual report of Triad Guaranty Inc. on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”), filed with the Securities and Exchange Commission on March 14, 2006. The purpose of this amendment is to insert a conformed signature that was inadvertently omitted from the Report of Independent Auditors included with the Consolidated Financial Statements.
This revision had no effect on the financial statements previously supplied.
This Amendment No. 1 is limited in scope to the portion of the 2005 Form 10-K set forth above and does not amend, update or change any other items or disclosures contained in the original 2005 Form 10-K. This Amendment No. 1 continues to speak as of the date of the 2005 Form 10-K, and does not reflect events occurring subsequent to the filing of such report or update or modify the disclosures therein in any way, other than as described above.

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Triad Guaranty Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.
Greensboro, North Carolina
March 8, 2006

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March 2006.
By /s/ Mark K. Tonnesen
Mark K. Tonnesen
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21st day of March, 2006 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ William T. Ratliff, III William T. Ratliff, III	Chairman of the Board
/s/ Mark K. Tonnesen Mark K. Tonnesen	President, Chief Executive Officer, and Director
/s/ Eric B. Dana Eric B. Dana	Senior Vice President, Chief Financial Officer
/s/ Kenneth S. Dwyer Kenneth S. Dwyer	Vice President, and Chief Accounting Officer
/s/ David W. Whitehurst David W. Whitehurst	Director
/s/ Robert T. David Robert T. David	Director
/s/ Michael A. F. Roberts Michael A. F. Roberts	Director
/s/ Richard S. Swanson Richard S. Swanson	Director
/s/ Glenn T. Austin, Jr. Glenn T. Austin, Jr.	Director

Index To Exhibits
(Item 15(a) 3)

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

5