Form 10-Q
period 2006-03-31
TRIAD GUARANTY INC
filed 2006-05-10
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-22342

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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
          Number of shares of Common Stock, par value $0.01 per share, outstanding as of May 5, 2006, was 14,836,135.

TRIAD GUARANTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31	December 31
	2006	2005
	(In thousands, except share data)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $530,658 and $518,137)	$541,393	$534,064
Equity securities (cost: $9,628 and $7,001)	9,987	8,159
Short-term investments	5,053	4,796

	556,433	547,019
Cash and cash equivalents	13,743	8,934
Real estate acquired in claim settlement	10,198	5,721
Accrued investment income	7,012	7,237
Deferred policy acquisition costs	33,904	33,684
Prepaid federal income taxes	139,465	139,465
Property and equipment	7,613	7,827
Income taxes recoverable	—	181
Reinsurance recoverable	1	948
Other assets	17,609	16,487

Total assets	$785,978	$767,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$52,614	$51,074
Unearned premiums	13,944	13,494
Amounts payable to reinsurers	4,279	4,810
Deferred income taxes	159,180	155,189
Long-term debt	34,503	34,501
Accrued interest on debt	584	1,275
Current taxes payable	563	—
Accrued expenses and other liabilities	5,104	7,969

Total liabilities	270,771	268,312
Commitments and contingencies — Note 4
Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — authorized 32,000,000 shares; issued and outstanding 14,831,560 shares at March 31, 2006 and 14,774,153 shares at December 31, 2005	148	148
Additional paid-in capital	101,853	103,657
Accumulated other comprehensive income, net of income tax liability of $3,883 at March 31, 2006 and $5,980 at December 31, 2005	7,211	11,106
Deferred compensation	—	(3,161)
Retained earnings	405,995	387,441

Total stockholders’ equity	515,207	499,191

Total liabilities and stockholders’ equity	$785,978	$767,503

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2006	2005
	(In thousands, except share data)
Revenue:
Premiums written:
Direct	$59,312	$48,327
Ceded	(10,970)	(9,616)

Net premiums written	48,342	38,711
Change in unearned premiums	(452)	66

Earned premiums	47,890	38,777

Net investment income	6,222	5,415
Net realized investment gains	900	7
Other income	(2)	9

	55,010	44,208

Losses and expenses:
Net losses and loss adjustment expenses	16,351	10,630
Interest expense on debt	693	693
Amortization of deferred policy acquisition costs	3,862	3,657
Other operating expenses (net of acquisition costs deferred)	8,513	7,217

	29,419	22,197

Income before income taxes	25,591	22,011
Income taxes:
Current	972	694
Deferred	6,066	5,557

	7,038	6,251

Net income	$18,553	$15,760

Earnings per common and common equivalent share:
Basic	$1.26	$1.08

Diluted	$1.25	$1.07

Shares used in computing earnings per common and common equivalent share:
Basic	14,758,349	14,618,183

Diluted	14,862,471	14,777,681

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2006	2005
	(In thousands)
Operating activities
Net income	$18,553	$15,760
Adjustments to reconcile net income to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	1,990	684
Accrued expenses and other liabilities	(2,865)	(2,807)
Current taxes payable	563	—
Income taxes recoverable	181	310
Amounts due to/from reinsurer	416	191
Accrued investment income	225	226
Policy acquisition costs deferred	(4,082)	(4,226)
Amortization of deferred policy acquisition costs	3,862	3,657
Net realized investment gains	(900)	(7)
Provision for depreciation	615	826
Accretion of discount on investments	(35)	(30)
Deferred income taxes	6,066	5,557
Prepaid federal income taxes	—	355
Real estate acquired in claim settlement, net of write-downs	(4,477)	78
Accrued interest on debt	(691)	(691)
Other assets	(1,122)	160
Other operating activities	709	748

Net cash provided by operating activities	19,008	20,791

Investing activities
Securities available-for-sale:
Purchases — fixed maturities	(22,616)	(27,594)
Sales — fixed maturities	8,000	503
Maturities — fixed maturities	2,160	3,327
Purchases — equities	(4,622)	—
Sales — equities	2,946	—
Net change in short-term investments	(257)	7,346
Purchases of property and equipment	(401)	(772)

Net cash used in investing activities	(14,790)	(17,190)

Financing activities
Excess tax benefits from share-based compensation	270	—
Proceeds from exercise of stock options	321	262

Net cash provided by financing activities	591	262

Net change in cash and cash equivalents	4,809	3,863
Cash and cash equivalents at beginning of period	8,934	10,440

Cash and cash equivalents at end of period	$13,743	$14,303

Supplemental schedule of cash flow information
Cash paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$—	$—
Interest	1,383	1,383
See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
1. The Company
          Triad Guaranty Inc. is a holding company, which through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”), provides mortgage insurance coverage in the United States. This allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market and protects lenders from credit default-related expenses. Triad Guaranty Inc. and its subsidiaries are collectively referred to as the “Company”.
2. Accounting Policies And Basis Of Presentation
     Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form 10-K for the year ended December 31, 2005.
     Share-Based Compensation
          Prior to January 1, 2006, the Company accounted for stock option grants and grants of restricted stock under its 1993 Long-Term Stock Incentive Plan (the “Plan”), which is more fully described in Note 8, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”). In accordance with APB 25, compensation expense was recognized for grants of restricted stock, but not for grants of stock options. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires the compensation expense relating to share-based payment transactions to be recognized in financial statements. The Company adopted SFAS 123(R) effective January 1, 2006, utilizing the modified prospective application as defined in that statement. Under that transition method, compensation expense recognized in the first quarter of 2006 includes: a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
          The following table shows the effect of adopting SFAS 123(R) in the Company’s financial statements (in thousands, except per share information):

Three Months Ended
March 31, 2006
Income before income taxes	$(280)
Net income	$(182)
Earnings per share — basic	$(0.01)
Earnings per share — diluted	$(0.01)
          Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from share-based compensation as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation expense recognized for those share-based payments to be classified as financing cash flows. The $270,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).
          The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods (in thousands, except for earnings per share information):

Three Months Ended
March 31, 2005
Net income — as reported	$15,760
Net income — pro forma	$15,614

Earnings per share — as reported:
Basic	$1.08
Diluted	$1.07

Earnings per share — pro forma:
Basic	$1.07
Diluted	$1.06
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
     Insurance In Force, Dividend Restrictions, and Statutory Results
          Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at March 31, 2006 and December 31, 2005, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements, any applicable stop-loss limits and deductibles. Triad’s ratio is as follows (dollars in thousands):

	March 31, 2006	December 31, 2005
Net risk	$7,446,926	$7,312,697

Statutory capital and surplus	$135,375	$131,582
Statutory contingency reserve	469,398	447,826

Total	$604,773	$579,408

Risk-to-capital ratio	12.3 to 1	12.6 to 1

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
          Net income as determined in accordance with statutory accounting practices was $25.6 million and $22.0 million for the three months ended March 31, 2006 and 2005, respectively, and $77.1 million for the year ended December 31, 2005.

          At March 31, 2006 and December 31, 2005, the amount of Triad’s equity that could be paid out in dividends to stockholders was $51.6 million and $47.9 million, respectively, which was the earned surplus of Triad on a statutory basis on those dates.
     Loss Reserves
          The Company establishes loss reserves to provide for the estimated costs of settling claims on loans reported in default and estimates of loans in default that are in the process of being reported to the Company as of the date of the financial statements. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. Amounts recoverable from the sale of properties acquired in lieu of foreclosure are considered in the determination of the reserve estimates. Loss reserves are established by management using historical experience and by making various assumptions and judgments about claim rates (frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default. The Company’s reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as age, policy year, geography, chronic late payment characteristics, the number of months the policy has been in default, as well as whether the policies in default were underwritten through the flow channel or as part of a structured bulk transaction. The estimates are continually reviewed, and as adjustments to these liabilities become necessary, such adjustments are reflected in the financial statements in the periods in which the adjustments are made.
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
6. Comprehensive Income
          Comprehensive income consists of net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three months ended March 31, 2006 and 2005, the Company’s comprehensive income was $14.7 million and $12.5 million, respectively.

7. Income Taxes
          Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds.
8. Long-Term Stock Incentive Plan
          Under the Company’s 1993 Long-Term Stock Incentive Plan (the “Plan”), certain directors, officers, and key employees are eligible to receive various share-based compensation awards. Stock options and restricted stock may be awarded under the Plan for a fixed number of shares with a requirement for stock options granted to have an exercise price equal to or greater than the fair value of the shares at the date of grant. Generally, both the stock options and restricted stock awards vest over three years, although certain shares will vest immediately in the event of a change in control of the Company. Options granted under the Plan expire no later than ten years following the date of grant. The number of options or restricted shares authorized to be granted or issued under the Plan is 2,600,000 shares. As of March 31, 2006, 669,101 shares were reserved and 94,624 shares were available for issuance under the Plan. Gross compensation expense of approximately $800,000 along with the related tax benefit of approximately $280,000 was recognized in the financial statements for the three months ended March 31, 2006. For the same period of 2005, compensation expense of approximately $397,000, along with the associated tax benefit of approximately $139,000 was recognized, which related to restricted stock granted. For the three months ended March 31, 2006, approximately $125,000 of share-based compensation was capitalized as part of deferred acquisition costs. No share-based compensation was capitalized for the three months ended March 31, 2005.
          A summary of option activity under the Plan for the three months ended March 31, 2006 is presented below:

				Weighted-
		Weighted-	Aggregate	Average
	Number	Average	Intrinsic	Remaining
	of Shares	Exercise Price	Value	Contractual Term
			(in thousands)
Outstanding, January 1, 2006	588,780	$37.21
Granted	9,594	42.00
Exercised	23,896	13.44
Cancelled	—	—

Outstanding, March 31, 2006	574,478	38.28	$5,357	5.3 years

Exercisable, March 31, 2006	429,672	36.68	$4,643	3.9 years

          The fair value of stock options is estimated on the date of grant using a Black-Scholes pricing model. The weighted-average assumptions used for options granted during the three months ended March 31, 2006 and 2005 are noted in the following table. The expected volatilities are based on volatility of the Company’s stock over the most recent historical period corresponding to the expected term of the options. The Company also uses historical data to estimate option exercise and employee terminations within the model; separate groups of employees with similar historical exercise and termination histories are considered separately for valuation purposes. The risk-free rates for the periods corresponding to the expected terms of the options are based on U.S. Treasury rates in effect on the dates of grant.

	2006	2005
Expected volatility	34.2%	40.1%
Expected dividend yield	0.0%	0.0%
Expected term	5.0 years	5.0 years
Risk-free rate	4.5%	3.7%
          The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $15.92 and $22.09, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was approximately $738,000 and $998,000, respectively.
          A summary of restricted stock activity under the Plan for the three months ended March 31, 2006 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested, January 1, 2006	101,415	$46.93
Granted	33,315	42.00
Vested	29,631	46.06
Cancelled	120	53.94

Nonvested, March 31, 2006	104,979	45.60

          The fair value of restricted stock is determined based on the closing price of the Company’s shares on the grant date. The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2006 and 2005 was $42.00 and $53.97, respectively.
          As of March 31, 2006, there was $6.6 million of total unrecognized compensation expense related to nonvested stock options and restricted stock granted under the Plan. That expense is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of stock options and restricted stock vested during the three months ended March 31, 2006 and 2005 was $1.4 million and $1.7 million, respectively.
          The Company issues new shares upon exercise of stock options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position, and results of operations for the three months ended March 31, 2006 and 2005, of the Company. This discussion supplements Management’s Discussion and Analysis in Form 10-K for the year ended December 31, 2005, and should be read in conjunction with the interim financial statements and notes contained herein.
          Certain of the statements contained herein, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, and legislative developments. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are different than anticipated, legislative developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity, as well as the risk factors described in Item 1A of our Form 10-K and the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements contained herein.
Update on Critical Accounting Policies and Estimates
          Our Annual Report on Form 10-K describes the accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. These critical accounting policies relate to the assumptions and judgments utilized in establishing the reserve for losses and loss adjustment expenses, determining if declines in fair values of investments are other than temporary, and establishing appropriate initial amortization schedules for deferred policy acquisition costs (“DAC”) and subsequent adjustments to that amortization.
          We believe that these continue to be the critical accounting policies applicable to the Company and that these policies were applied in a consistent manner during the first three months of 2006.
Overview
          Through our subsidiaries, we provide Primary and Modified Pool mortgage guaranty insurance coverage to residential mortgage lenders and investors as a credit-enhancement vehicle, typically when individual borrowers have less than 20% equity in the property. Business originated by lenders and submitted to us on a loan-by-loan basis is referred to as our flow channel business. The majority of our Primary insurance is delivered through the flow channel. We also provide mortgage insurance to lenders and investors who seek additional default protection, capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. These transactions are referred to as our structured bulk channel business. All of our Modified Pool insurance is delivered through the structured bulk channel.
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
          Our expenses consist of a) amounts ultimately paid on claims submitted, b) changes in reserves for estimated future claim payments, c) general and administrative costs of acquiring new business and servicing existing policies, d) other general business expenses, and e) income taxes.
          Our profitability depends largely on a) the adequacy of our product pricing and underwriting discipline relative to the risks insured, b) persistency levels, c) operating efficiencies, and d) the level of investment yield, including realized gains and losses, on our investment portfolio. We define persistency as the percentage of insurance in force remaining from twelve months prior. Cancellations of policies originated during the past twelve months are not considered in our calculation of persistency. This method of calculating persistency may vary from that of other mortgage insurers. We believe that our calculation presents an accurate measure of the percentage of insurance in force remaining from twelve months prior. Cancellations result primarily from the borrower refinancing or selling insured mortgaged residential properties and, to a lesser degree, from the borrower achieving prescribed equity levels at which the lender no longer requires mortgage guaranty insurance.
          For a more detailed description of our industry and operations, refer to the “Business” section of our Form 10-K.
Consolidated Results of Operations
          Following is selected financial information for the three months ended March 31, 2006 and 2005:

			%
			Change
			2006
	2006	2005	vs. 2005
	(In thousands, except percentages and per share information)
Earned premiums	$47,890	$38,777	23.5%
Net losses and loss adjustment expenses	16,351	10,630	53.8
Net income	18,553	15,760	17.7
Diluted earnings per share	$1.25	$1.07	16.8
          Net income for the first three months of 2006 increased from the first quarter of 2005 primarily driven by growth in earned premiums that exceeded growth in net losses and loss adjustment expenses. This increase in earned premiums was the result of growth of our insurance in force due to increasing persistency rates and strong production of Modified Pool insurance in the last twelve months. Based on information available from the industry association and other public sources, our estimated market share of net new insurance written, using industry definitions, was 10.1% for the first quarter of 2006 compared to 8.0% for the first quarter of 2005.
          The growth of our insurance in force, seasoning of our portfolio and an increase in average claim severity were the primary factors causing the significant increase in net losses and loss adjustment expenses in the first three months of 2006 over that of 2005. The actual number of claims paid increased in the first quarter of 2006 as a greater percentage of insurance in force reached the peak claim paying period. Our average severity of paid claims was $25,100 for the first quarter of 2006 compared to $23,700 for the first quarter of 2005.
          The increase in diluted earnings per share for the first quarter of 2006 over that of 2005 was consistent with the increase in net income. Realized investment gains, net of taxes, increased diluted earnings per share in the first quarter of 2006 by $0.04 and had no impact in the first quarter of 2005. Realized investment gains and losses per diluted share is a non-GAAP measure. We believe this is relevant and useful information to investors because, except for write-downs on other-than-temporarily impaired securities, it shows the effect that our discretionary sales of investments had on earnings. See further discussion of impairment write-downs in the Realized Losses and Impairments section below.
          We describe our results in greater detail in the discussions that follow. The information is presented in three categories: Production and In Force, Revenues, and Losses and Expenses.
     Production and In Force
          A summary of new production for the first quarter of 2006 and 2005 broken out between Primary and Modified Pool follows:

			% Change
			2006 vs.
	2006	2005	2005
	(In millions, except percentages)
Primary insurance written	$1,948	$2,191	(11.1)%
Modified pool insurance written	4,606	2,103	119.0

Total insurance written	$6,554	$4,294	52.6%

          The overall mortgage loan origination market declined approximately 11% from the first quarter of 2005, according to estimates published by Fannie Mae, causing a decline in net new Primary insurance written for the entire industry. This decline along with a slight decrease in market penetration in our flow channel led to the decline in our Primary insurance written. We anticipate that the overall mortgage loan origination market will be smaller for all of 2006 than 2005, which could further moderate our Primary new insurance written for the year. However, we believe that “piggyback” loan arrangements, such as 80-10-10’s, have become less attractive to borrowers as short-term interest rates have risen. If interest rates remain at current levels or continue to rise, the erosion of mortgage insurance written caused by these arrangements may soften, which could partially mitigate the overall reduction of Primary insurance written.
          We write Modified Pool insurance only through our structured bulk channel. Our Modified Pool insurance written grew significantly in the first quarter of 2006 due to strong industry production and our successful bidding to provide insurance on those transactions that meet our loan quality and pricing objectives. Structured bulk transactions for the entire industry grew approximately 124% according to information available from the industry association and other publicly available data. Modified Pool insurance written is likely to vary significantly from period to period due to: a) the limited number of transactions (but with larger size) occurring in this market, b) the level of competition from other mortgage insurers, c) the relative attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancement, and d) the changing loan composition and underwriting criteria of the market. We believe there will continue to be opportunities throughout the remainder of 2006 in the structured bulk transaction market that meet our loan quality and pricing objectives.
          The following table provides estimates of our national market share of net new insurance written, using industry definitions, through our flow and structured bulk channels based on information available from the industry association and other public sources for the three months ended March 31, 2006 and 2005:

	2006	2005
Flow channel	5.3%	5.5%
Structured bulk channel	16.7%	16.5%
Total	10.1%	8.0%
          Our total market share increased in the first quarter of 2006 due to strong production through our structured bulk channel coupled with the fact that structured bulk business represented approximately 42% of the total market for the industry for the first quarter of 2006 compared to approximately 23% for the first quarter of 2005. As mentioned earlier, our structured bulk market share will vary from period to period since this market can have significantly larger transactions and our share of this market is dependent on the availability of transactions that meet our credit quality and pricing benchmarks and on our ability to bid successfully to provide insurance on these transactions.

          We continue to increase our participation in the Alt-A marketplace. We have defined Alt-A as individual loans having FICO scores greater than 619 and that have been underwritten with reduced or no documentation. We have defined A Minus loans as those having FICO scores greater than 574, but less than 620. We have defined Sub Prime loans as those with credit scores less than 575. The following table summarizes the credit quality characteristics of our Primary new insurance written during the first quarter of 2006 and 2005 and reflects the growth in our Alt-A production:

	2006	2005
Prime	74.9%	78.1%
Alt-A	22.8	14.2
A Minus	2.0	6.1
Sub Prime	0.3	1.6

Total	100.0%	100.0%

          Other risk characteristics that we consider in our underwriting discipline include the percentage of adjustable rate mortgages (ARMs) and the percentage of loans with LTVs greater than 95%. The following table summarizes the percentage of our Primary production in ARMs and higher LTV loans for the first three months of 2006 and 2005:

	2006	2005
ARMs	32.4%	38.1%
LTV greater than 95%	10.1%	13.1%
          The majority of our Modified Pool production has been in the Alt-A marketplace over the last two years. LTVs on policies originated in the structured bulk channel are generally lower than those on policies we receive via the flow channel. Those policies may also have other Primary coverage in front of our risk. The percentages of ARMs included in our Modified Pool production approximate those included in our Primary production.
          Periodically we enter into structured bulk transactions involving loans that have insurance effective dates within the current reporting period but for which detailed loan information regarding the insured loans is not provided by the issuer of the transaction until later. When this situation occurs, we accrue premiums that are due but not yet paid based upon the estimated commitment amount of the transaction in the reporting period with respect to each loan’s insurance effective date. However, these policies are not reflected in our insurance in force, new insurance written, or related industry data totals until we verify the loan level detail. At March 31, 2006, we had approximately $1.5 billion of structured transactions with effective dates within the first quarter for which loan level detail had not been received and, therefore, are not included in our own data or industry totals. These amounts will be reported as new production and insurance in force totals in the second quarter of 2006, when the issuer of the transactions provides accurate loan level detail to us. We have included in premium written and premium earned the respective estimated amounts due and earned during the first quarter of 2006 related to this insurance. At March 31, 2005 we had $0.9 billion of structured transactions with effective dates within the first quarter of 2005 for which loan level detail had not been received.

          The following table provides detail on our direct insurance in force at March 31, 2006 and 2005:

			% Change
			2006 vs.
	2006	2005	2005
	(In millions, except percentages)
Primary insurance	$29,891	$29,001	3.1%
Modified Pool insurance	18,309	9,217	98.6

Total insurance	$48,200	$38,218	26.1%

          Our Primary insurance in force at March 31, 2006 grew from March 31, 2005 as a result of continued production and improving persistency rates. Primary insurance persistency improved to 71.1% at March 31, 2006 compared to 69.0% at March 31, 2005. Due to the recent rise in interest rates, we anticipate that persistency rates will continue near current levels or increase moderately throughout the remainder of 2006. However, persistency may be adversely affected if interest rates decline significantly from the levels experienced during the first quarter of 2006.
          Our Modified Pool insurance in force at March 31, 2006 grew significantly from March 31, 2005 due primarily to our strong production in the structured bulk market that experienced large growth from the first quarter of 2005. Approximately 36% of our insurance written attributable to our structured bulk channel during the first three months of 2006 was structured with deductibles that put us in the second loss position compared to 88% for the first three months of 2005. The decline in Modified Pool insurance written with deductibles in the first quarter of 2006 from that of 2005 was the result of increased business with entities that do not utilize deductibles in their structures, although the use of deductibles remains an effective part of our Modified Pool risk management strategy.
          Similar to the trend in new insurance written discussed above, Alt-A continues to grow as a percentage of our Primary insurance in force. The following table shows the percentage of our insurance in force that we have classified as Alt-A at March 31, 2006 and 2005:

	2006	2005
Primary insurance in force	10.4%	7.6%
Modified Pool insurance in force	68.4%	61.3%
Total insurance in force	32.0%	20.5%

          The following tables highlight the percentages of the Primary risk in force by credit quality and loan type at March 31, 2006 and 2005:

	2006	2005
Credit quality:
Prime	83.9%	86.1%
Alt-A	11.2	8.5
A Minus	4.1	4.5
Sub Prime	0.8	0.9

Total	100.0%	100.0%

Loan type:
Fixed	73.8%	75.6%
ARM	26.2	24.4

Total	100.0%	100.0%

          We offer mortgage insurance structures designed to allow lenders to share in the risks of mortgage insurance. One such structure is our captive reinsurance program under which reinsurance companies that are affiliates of the lenders assume a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. The following table shows the percentage of our Primary flow channel insurance in force as well as the percentage of our total insurance in force that was subject to captive reinsurance arrangements at March 31, 2006 and 2005.

	2006	2005
Primary flow insurance in force	59.9%	56.7%
Total insurance in force	36.7%	42.0%
          The growth of the Primary flow insurance in force that was subject to captive reinsurance arrangements at March 31, 2006 over March 31, 2005 was the result of increased production from lenders that participate in those arrangements. The decline in the total direct insurance in force subject to captive reinsurance at March 31, 2006 from March 31, 2005 reflects the fact that a greater portion of our insurance in force consists of Modified Pool insurance in force, which is written through the structured bulk channel and is not subject to captive reinsurance arrangements.
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

     Revenues
          A summary of the significant individual components of our revenue for the first quarter of 2006 and 2005 follows:

			%
			Change
			2006 vs.
	2006	2005	2005
	(In thousands, except percentages)
Direct premium written	$59,312	$48,327	22.7%
Ceded premium written	(10,970)	(9,616)	14.1

Net premium written	48,342	38,711	24.9
Change in unearned premiums	(452)	66	(784.8)

Earned premiums	$47,890	$38,777	23.5

Net investment income	$6,222	$5,415	14.9
Total revenues	$55,010	$44,208	24.4%
          Our direct premium written for the first quarter of 2006 grew substantially over that of 2005 as a result of increased insurance in force and the strong growth in our Modified Pool insurance written discussed above. Production of new insurance combined with favorable persistency levels increased renewal premiums, which are included in direct premium written, for the first quarter of 2006 by $13.6 million or 31.3% over the first three months of 2005. Annual persistency was 70.2% at March 31, 2006 compared to 67.8% at March 31, 2005.
          Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captive as well as non-captive reinsurance companies. The growth in ceded premium written in the first quarter of 2006 over the first quarter of 2005 was not as large as the growth in direct premium written as a result of a larger percentage of direct premium written not subject to captive reinsurance arrangements. The following table provides further data on ceded premiums for the three months ended March 31, 2006 and 2005:

	2006	2005
Premium cede rate (ceded premiums written as a percentage of direct premiums written)	18.5%	19.9%
Captive reinsurance premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written)	17.3%	18.3%
Average captive premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written under captive reinsurance arrangements)	37.2%	36.6%

          The table below provides data on insurance written that was subject to captive reinsurance arrangements for the three months ended March 31, 2006 and 2005:

	2006	2005
Primary insurance written	55.1%	46.8%
Total insurance written	16.4%	23.9%
          The percentage of Primary insurance written subject to captive reinsurance arrangements for the first quarter of 2006 increased over the first quarter of 2005 due to a decline in production of certain lender-paid programs that are not subject to captive reinsurance arrangements from the first quarter of 2005. Because a greater portion of our total production in the first quarter of 2006 came from Modified Pool insurance, the percentage of total insurance written subject to captive reinsurance for the first quarter of 2006 declined from 2005. None of our Modified Pool insurance written in 2006 and 2005 was subject to captive reinsurance arrangements.
          The difference between net written premiums and earned premiums is the change in the unearned premium reserve, which is established primarily on premiums received on annual products. Our unearned premium liability increased $0.5 million from December 31, 2005 to March 31, 2006 compared to a decline of $0.1 million from December 31, 2004 to March 31, 2005.
          Assuming no significant decline in interest rates, we anticipate our persistency will remain at current levels or improve slightly during the remainder of 2006. This should continue to have a positive effect on renewal earned premiums and total earned premiums.
          Net investment income for the first quarter of 2006 increased over that for the first quarter of 2005 due to growth in average invested assets, partially offset by declines in portfolio yields. Average invested assets at cost or amortized cost for the first quarter of 2006 grew by 15.7% over the first quarter of 2005 as a result of the investment of cash flows from operations. Our investment portfolio tax-equivalent yield was 6.74% at March 31, 2006 compared to 6.91% at March 31, 2005. We anticipate a continuing decline in the overall portfolio tax-equivalent yield as current interest rates are still below our average portfolio rate. See further discussion of the Investment Portfolio section of this document.

     Losses and Expenses
          A summary of the individual components of losses and expenses for the three months ended March 31, 2006 and 2005 follows:

			% Change
			2006 vs.
	2006	2005	2005
	(In thousands, except percentages)
Net losses and loss adjustment expenses	$16,351	$10,630	53.8%
Amortization of deferred policy acquisition costs	3,862	3,657	5.6
Other operating expenses (net of acquisition costs deferred)	8,513	7,217	18.0

Loss ratio	34.1%	27.4%
Expense ratio	25.6%	28.1%
Combined ratio	59.7%	55.5%
          Net losses and loss adjustment expenses (LAE) are comprised of both paid losses and LAE and the change in loss and LAE reserves during the period. Net losses and LAE for the first quarter of 2006 increased significantly over the first quarter of 2005 primarily due to an increase in paid claims and an increase in reserves. The growth in paid claims and reserves are a result of the continued seasoning of our portfolio. Additionally, an increase in the severity on actual paid claims as well as the severity utilized in the reserve models contributed to the increase in new losses and LAE. We will focus separately on paid claims and the increase in reserves.

          The following table provides detail on paid claims and the average severity for our Primary and Modified Pool insurance for the three months ended March 31, 2006 and 2005:

			% Change
			2006 vs.
	2006	2005	2005
	(In thousands, except percentages)
Paid claims:
Primary insurance	$13,284	$8,681	53.0%
Modified Pool insurance	1,100	970	13.4

Total	$14,384	$9,651	49.0%

Number of claims paid:
Primary insurance	506	352	43.8%
Modified Pool insurance	67	55	21.8

Total	573	407	40.8%

Average severity:
Primary insurance	$26.3	$24.7
Modified Pool insurance	16.4	17.6
Total	25.1	23.7
          Paid claims for the first three months of 2006 increased over the first three months of 2005 primarily due to the seasoning of our portfolio as a larger percentage of our insurance in force reaches its anticipated highest claim frequency period of years two to five from loan origination combined with overall growth of the insurance portfolio. To assist in the understanding of the seasoning process and the impact on paid claims, we have provided the following table that presents Primary risk in force at March 31, 2006 and 2005 by policy year (which is defined as the year the insurance became effective):

Policy Year	2006	2005
2001 and prior	6.4%	9.7%
2002	8.0	12.6
2003	24.6	37.3
2004	24.4	34.2
2005	31.3	6.2
2006	5.3	—

Total	100.0%	100.0%

          Approximately 63% of our insurance in force was in the peak claim paying period of the second through fifth years at March 31, 2006 compared to 60% at March 31, 2005 and 39% at March 31, 2004. While the percentage of insurance in force in the peak claim paying period continues to grow, the rate of growth has dropped significantly from that experienced during 2005.

          The increase in average severity shown above also contributed to the growth in paid losses. The increase is reflective of the larger loan sizes and, as mentioned earlier, also reflects the growth of Alt-A loans that generally have a larger average loan balance than the rest of our portfolio. One of the loss mitigation techniques that we utilize in an attempt to lower claim severity is the purchase and subsequent sale of properties in lieu of foreclosure. We greatly expanded the use of this technique in the second half of 2005 and are continuing to utilize this strategy in 2006. Through the use of updated claims administration software and the addition of real estate personnel to our claims staff, we are experiencing some success in limiting the growth of claims severity. We expect the average severity will continue to trend upward as the newer policy years develop and the average loan amounts rise with the increase in housing prices.
          Net losses and loss adjustment expenses also include the change in reserves for losses and loss adjustment expenses. The following table provides further information about our loss reserves at March 31, 2006 and 2005:

			% Change
			2006 vs.
	2006	2005	2005
	(In thousands, except percentages)
Primary insurance:
Reserves for reported defaults	$44,399	$29,793	49.0%
Reserves for defaults incurred but not reported	3,686	2,592	42.2

Total Primary insurance	48,085	32,385	48.5

Modified Pool insurance:
Reserves for reported defaults	3,960	1,885	110.1
Reserves for defaults incurred but not reported	465	456	2.0

Total Modified Pool insurance	4,425	2,341	89.0

Reserve for loss adjustment expenses	104	99	5.1

Total reserves for losses and loss adjustment expenses	$52,614	$34,825	51.1%

          The reserve for losses and loss adjustment expenses at March 31, 2006 increased significantly from March 31, 2005 primarily due to an increase in defaults, changes in the frequency of defaults resulting in claims and an increase in severity utilized in our reserving methodology. The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.

The following table shows default statistics as of March 31, 2006 and 2005:

	2006	2005
Total business:
Number of insured loans in force	317,670	272,839
Number of loans in default	6,892	5,463
With deductibles	1,127	538
Without deductibles	5,765	4,925
Percentage of loans in default (default rate)	2.17%	2.00%
Percentage of loans in default excluding deductibles	1.81%	1.81%

Primary insurance:
Number of insured loans in force	215,736	217,657
Number of loans in default	5,116	4,134
Percentage of loans in default	2.37%	1.90%

Modified Pool insurance:
Number of insured loans in force	101,934	55,182
Number of loans in default	1,776	1,329
With deductibles	1,127	538
Without deductibles	649	791
Percentage of loans in default	1.74%	2.41%
Percentage of loans in default excluding deductibles	0.64%	1.43%

Primary Alt-A business:
Number of insured loans in force	16,838	13,134
Number of loans in default	634	445
Percentage of loans in default	3.77%	3.39%
          The increase in the default rate for Primary insurance is attributable to the continued seasoning of our business as a greater percentage of the insurance in force moves into the peak claim paying period and the defaults from FEMA-designated areas as a result of hurricanes Katrina and Rita that occurred in the second half of 2005.
          As shown in the above table, the number of Modified Pool defaults subject to deductibles continued to increase while the number of Modified Pool defaults without deductibles declined at March 31, 2006 from March 31, 2005. At March 31, 2006, no individual structured bulk transaction with deductibles as part of the structure had incurred total losses that were nearing these individual deductible amounts. We do not provide reserves on Modified Pool defaults with deductibles until the incurred losses for that specific structured bulk transaction reach a pre-established threshold.

          A significant portion of the increase in defaults occurred in FEMA-designated areas as a result of hurricanes Katrina and Rita. Primary and Modified Pool insurance defaults from these FEMA-designated areas totaled 791 at March 31, 2006. The following table shows the changes in the defaults in these areas from December 31, 2005 to March 31, 2006:

Number of defaults in FEMA-designated areas at December 31, 2005	891
Number of defaults in FEMA-designated areas cured during the first quarter of 2006 with no loss incurred	(292)
Number of new defaults in FEMA-designated areas reported during the first quarter of 2006	192

Number of defaults in FEMA-designated areas at March 31, 2006	791

Number of defaults in FEMA-designated areas at March 31, 2006 without deductibles	608

          The terms of our coverage exclude any cost or expense related to the repair or remedy of any physical damage to the property collateralizing an insured mortgage loan. We have not obtained detailed property assessments for the defaults in the FEMA-designated areas. Our exposure could be limited if such assessments demonstrate that there is significant un-repaired physical damage to properties securing loans for which we have provided mortgage insurance. Additionally, we believe that many borrowers living in these areas did not make scheduled mortgage payments due to forbearance granted by Fannie Mae, Freddie Mac and lenders, even though the individual borrower’s financial condition was not significantly impacted. Given the unique circumstances surrounding that situation and absent any evidence that these would develop differently, we reserved for these defaults at our normal level. At March 31, 2006, there were reserves of $5.1 million for defaults in the FEMA-designated areas compared to $4.5 million at December 31, 2005, utilizing our normal reserving methodology. We will continue to monitor this situation throughout the remainder of 2006 as the longer-term impacts develop.
          We anticipate that our number of loans in default for both Primary and Modified Pool insurance will continue to increase as a larger percentage of our insurance in force reaches its peak claim paying period and as a result of overall growth of our insurance in force. We also expect default rates to increase as the Alt-A business becomes a larger percentage of our insurance in force. We expect reserves will increase as our business continues to grow and season.
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
          Amortization of DAC for the first quarter of 2006 increased moderately over that for the same period in 2005, reflecting growth in the asset balance, partially offset by improved persistency. A full discussion of the impact of persistency on DAC amortization is included in the Deferred Policy Acquisition Costs section below.

          Other operating expenses for the first three months of 2006 increased over the first three months of 2005 due to growth in our insurance in force and due to expenses incurred in connection with the organizational changes following the hiring of several new executives. Further, the adoption of SFAS 123(R) requiring the expensing of stock options increased other operating expenses by approximately $280,000 in the first quarter of 2006. Because the growth in net premiums written was greater than the growth in expenses, the expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for the first quarter of 2006 was 25.6% compared to 28.1% for the first quarter of 2005. Given our expectations for premium growth, we anticipate continued improvements in our expense ratio.
          Our effective tax rate was 27.5% for the first three months of 2006 compared to 28.4% for the first three months of 2005. The decline in the effective tax rate was due primarily to an increase in tax-exempt interest resulting from growth of investments in tax-preferred municipal securities. We expect our effective tax rate to remain near current levels or increase slightly as we expect earned premium to grow faster than tax-preferred income.
Significant Customers
          Our objective is controlled, profitable growth in both Primary and Modified Pool business while adhering to our risk management strategies. Our strategy is to continue our focus on national lenders while maintaining the productive relationships that we have built with regional lenders. Competition within the mortgage insurance industry continues to increase as many large mortgage lenders have limited the number of mortgage insurers with whom they do business. At the same time, consolidation among national lenders has increased the share of the mortgage origination market controlled by the largest lenders and that has led to further concentrations of business with a relatively small number of lenders. Many of the national lenders allocate Primary business to several different mortgage insurers. These allocations can vary over time. Our ten largest customers were responsible for 78% of Primary insurance written during the first quarter of 2006 compared to 75% for the first quarter of 2005. Our two largest customers were responsible for 42% of Primary insurance written during the first quarter of 2006 compared to 59% for the first quarter of 2005. Through actively seeking business with other lenders that meet our criteria, we are broadening our customer base in order to limit our concentration with these two largest lenders. The loss of or considerable reduction in business from one or more of these significant customers without a corresponding increase from other lenders would have an adverse effect on our business.
Financial Position
          Total assets increased to $786 million at March 31, 2006, an annualized growth rate of 10% over December 31, 2005, with most of the growth in invested assets. Total liabilities increased moderately to $271 million at March 31, 2006 from $268 million at December 31, 2005, primarily driven by an increase in deferred tax liabilities. This section identifies several items on our balance sheet that are important in the overall understanding of our financial position. These items include deferred policy acquisition costs, prepaid federal income tax and related deferred income taxes. The majority of our assets are in our investment portfolio. A separate Investment Portfolio section follows the Financial Position section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk.
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
          Our DAC models separate the costs capitalized and the amortization streams between transactions arising from structured bulk and flow delivery channels. Generally, structured bulk transactions have significantly lower acquisition costs associated with the production of the business and they also have a shorter original estimated policy life. We apply the dynamic adjustment to the structured bulk DAC models utilizing the same methodology. At March 31, 2006, net unamortized DAC relating to structured bulk transactions amounted to 7.0% of the total DAC on the balance sheet compared to 6.8% at December 31, 2005.
          The following table shows the DAC asset for the three months ended March 31, 2006 and 2005 and the effect of persistency on amortization:

	2006	2005
	(In thousands, except percentages)
Balance — beginning of year	$33,684	$32,453
Costs capitalized	4,082	4,227

Amortization — normal	(3,849)	(3,315)
Amortization — dynamic adjustment	(13)	(342)

Total amortization	(3,862)	(3,657)

Balance — end of year	$33,904	$33,023

Annual Persistency	70.2%	67.8%

          The growth in the normal DAC amortization is due to the growth in the DAC asset. As the annual persistency improved at March 31, 2006 from March 31, 2005, DAC amortization resulting from the dynamic adjustment for the first quarter of 2006 declined from that of 2005.
          Assuming no significant declines in interest rates, we expect persistency to improve moderately throughout the remainder of 2006. Based on this assumption, we anticipate DAC amortization to increase at a rate similar to growth in the DAC asset.
     Prepaid Federal Income Taxes and Deferred Income Taxes
          We purchase ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) to take advantage of a special contingency reserve deduction specific to mortgage guaranty companies. We record these bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that will become due in ten years when the contingency reserve is released, and the Tax and Loss Bonds mature. The proceeds from the maturity of the Tax and Loss Bonds are used to fund the income tax payments. Prepaid income taxes were $139.5 million at March 31, 2006 and December 31, 2005, as no purchases of Tax and Loss Bonds were required in the first quarter of 2006.
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
Investment Portfolio
     Portfolio Description
          Our strategy for managing our investment portfolio is to optimize investment returns while preserving capital and liquidity and adhering to regulatory and rating agency requirements. We invest for the long term, and most of our investments are held until they mature. Our investment portfolio includes primarily fixed income securities, and the majority of these are tax-preferred state and municipal bonds. We have established a formal investment policy that describes our overall quality and diversification objectives and limits. Our investment policy and strategies are subject to change depending upon regulatory, economic, and market conditions as well as our existing financial condition and operating requirements, including our tax position. While we invest for the long term and most of our investments are held until they mature, we classify our entire investment portfolio as available for sale. This classification allows us the flexibility to dispose of securities in order to meet our investment strategies and operating requirements. All investments are carried on our balance sheet at fair value.

          The following table shows the growth and diversification of our investment portfolio:

	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(In thousands, except percentages)
Fixed maturity securities:
U. S. government obligations	$11,936	2.2%	$12,124	2.2%
State and municipal bonds	507,614	91.2	500,027	91.4
Corporate bonds	21,787	3.9	21,855	4.0
Mortgage-backed bonds	56	0.0	58	0.0

Total fixed maturities	541,393	97.3	534,064	97.6
Equity securities	9,987	1.8	8,159	1.5

Total available-for-sale securities	551,380	99.1	542,223	99.1
Short-term investments	5,053	0.9	4,796	0.9

	$556,433	100.0%	$547,019	100.0%

          We seek to provide liquidity in our investment portfolio through cash equivalent investments and through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity and duration in our investment portfolio consistent with our business outlook and the expected timing, direction, and degree of changes in interest rates.
          We also manage risk and liquidity by limiting our exposure on individual securities. The following table shows the ten largest exposures to an individual creditor in our investment portfolio as of March 31, 2006:

	Carrying	% of Total
Name of Creditor	Value	Invested Assets
	(In thousands, except percentages)
Atlanta, Georgia Airport	$6,750	1.21%
State of Pennsylvania	6,035	1.08%
Federal National Mortgage Association	5,330	0.96%
State of Hawaii	5,304	0.95%
AAM/ZAZOVE Institutional Income Fund	5,250	0.94%
Port of Seattle, Washington	4,563	0.82%
Cook County, Illinois	4,202	0.76%
Denver, Colorado City and County Airport	4,193	0.75%
Charlotte, North Carolina Airport	4,125	0.74%
State of Nevada Water Pollution Control	4,042	0.73%
          As shown above, no investment in the securities of any single issuer exceeded 2% of our investment portfolio at March 31, 2006.

          The following table shows the results of our investment portfolio for the three months ended March 31, 2006 and 2005:

	2006	2005
	(In thousands, except percentages)
Average investments at cost or amortized cost	$537,631	$464,805
Pre-tax net investment income	$6,222	$5,415
Pre-tax yield	4.6%	4.7%
Tax-equivalent yield-to-maturity	6.7%	6.8%
Pre-tax realized investment gains	$900	$7
          The small decline in the tax-equivalent yield-to-maturity shown above reflects the impact of the maturity or call of higher yielding investments and the subsequent investment purchases at new money rates available, which were lower than that of our overall portfolio. We anticipate this trend to continue throughout the remainder of 2006.
     Unrealized Gains and Losses
          The following table summarizes by category our unrealized gains and losses in our securities portfolio at March 31, 2006:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
Fixed maturity securities:
U. S. government obligations	$12,353	$7	$(424)	$11,936
State and municipal bonds	498,525	11,395	(2,306)	507,614
Corporate bonds	19,727	2,067	(7)	21,787
Mortgage-backed bonds	53	3	—	56

Subtotal, fixed maturities	530,658	13,472	(2,737)	541,393
Equity securities	9,628	476	(117)	9,987

Total securities	$540,286	$13,948	$(2,854)	$551,380

          These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. Of the gross unrealized losses on fixed maturity securities shown above, approximately $1.8 million related to bonds with a maturity date in excess of ten years. The largest individual unrealized loss on any one security at March 31, 2006 was approximately $153,000 on a U.S. governmental agency bond with an amortized cost of $5.0 million. Gross unrealized gains and losses at March 31, 2005 were $16.7 million and $(1.5) million, respectively.

     Credit Risk
          Credit risk is inherent in an investment portfolio. We manage this risk through a structured approach to internal investment quality guidelines and diversification while assessing the effects of the changing economic landscape. One way we attempt to limit the inherent credit risk in the portfolio is to maintain investments with high ratings. The following table shows our investment portfolio by credit ratings:

	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(In thousands, except percentages)
Fixed Maturities:
U.S. treasury and agency bonds	$11,936	2.2%	$12,124	2.3%
AAA	425,539	78.6	420,489	78.7
AA	55,142	10.2	52,812	9.9
A	30,447	5.6	30,176	5.7
BBB	9,534	1.8	9,780	1.8
BB	811	0.1	781	0.1
Not rated	7,984	1.5	7,902	1.5

Total fixed maturities	$541,393	100.0%	$534,064	100.0%

Equities:
Preferred stocks:
AA	$1,695	17.0%	$1,709	20.9%
A	1,553	15.5	1,559	19.1
BBB	1,139	11.4	1,125	13.8
Not rated	498	5.0	490	6.0

	4,885	48.9	4,883	59.8
Common stocks	5,102	51.1	3,276	40.2

Total equities	$9,987	100.0%	$8,159	100.0%

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
          Of the $2.9 million of gross unrealized losses at March 31, 2006, 34 securities had a fair value to cost or amortized cost ratio of less than 90% and had a combined unrealized loss of approximately $35,000.
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
     Realized Losses and Impairments
          Realized losses include both write-downs of securities with other-than-temporary impairments and losses from the sales of securities. During the first quarter of 2006, we wrote down four securities by a total of approximately $155,000. Further details on the two most significant write-downs are as follows:
•	Approximately $65,000 was a write-down on preferred stock of a U.S. governmental agency that was continuously in an unrealized loss position for over twelve months. The market value of the security was at 97% of its book value at the time of the write-down, but given the length of time the security had been continuously in an unrealized loss position, we determined the impairment was other-than-temporary. The circumstances surrounding this impairment did not impact any other securities in our portfolio.

•	Approximately $50,000 was a write-down on bonds of a financing company related to a U.S. car manufacturer. The car manufacturer had posted weak operating results throughout 2005, lowered earnings projections and had been downgraded by rating agencies. Although the financing company was very liquid and had never missed a payment, we determined the impairment was other-than-temporary due to the circumstances surrounding the related car manufacturer. We later sold this security at a value approximately equal to its book value after the write-down. No other securities were impacted by the circumstances surrounding this impairment.
          We did not write-down any securities during the first quarter of 2005.
Liquidity and Capital Resources
          Our sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and prepaid federal income taxes in the form of Tax and Loss Bonds.
          We generated positive cash flow from operating activities of $19.0 million in the first quarter of 2006 compared to $20.8 million for the first quarter of 2005. The slight decrease from 2005 in cash provided by operating activities reflects our strategic shift towards increased use of our option to purchase properties in settlement of claims. During the first quarter of 2006, purchases of properties as part of our loss mitigation strategy, net of sales, resulted in a cash outflow of $4.5 million compared to a cash inflow of approximately $78,000 in the first quarter of 2005. The amount of cash outflow from the purchase of properties during the first quarter of 2006 is reflective of the limited historical use of the program, as the purchases have outnumbered the sales. We expect to reach some level of equilibrium regarding cash flow as this program matures and sales approximate purchases. However, we project it will remain a net use of cash for the remainder of 2006.
          Positive cash flows are invested pending future payments of claims and expenses. Our business does not routinely require significant capital expenditures other than for enhancements to our computer systems and technological capabilities. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities. We have no existing lines of credit due to the sufficiency of the operating funds from the sources described above.
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
          Total stockholders’ equity increased to $515.2 million at March 31, 2006 compared to

$499.2 million at December 31, 2005. This increase resulted primarily from net income for the first quarter of 2006 of $18.6 million and additional paid-in-capital of $1.3 million resulting from share-based compensation to employees and the associated tax benefit, partially offset by a decrease in net unrealized gains on investments of $3.9 million.
          Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. The following table provides information regarding our statutory capital position at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Statutory policyholders’ surplus	$135.4	$131.6
Statutory contingency reserve	469.4	447.8

Total	$604.8	$579.4

          The primary difference between statutory policyholders’ surplus and equity computed under generally accepted accounting principles is the statutory contingency reserve. Mortgage insurance companies are required to add to the contingency reserve an amount equal to 50% of calendar year earned premiums and retain the reserve for 10 years, even if the insurance is no longer in force. Therefore, a growing company such as Triad normally has an increase in its contingency reserve rather than in statutory surplus.
          Triad’s ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad’s ability to write additional insurance. A number of states also generally limit Triad’s risk-to-capital ratio to 25-to-1. As of March 31, 2006, Triad’s risk-to-capital ratio was 12.3-to-1 as compared to 12.6-to-1 at December 31, 2005. The risk-to-capital ratio is calculated using net risk in force as the numerator and statutory capital as the denominator. Net risk in force accounts for risk ceded under reinsurance arrangements, including captive risk-sharing arrangements as well as any applicable stop-loss limits and deductible amounts.
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

          The Office of Federal Housing Enterprise Oversight (OFHEO) issued its risk-based capital rules for Fannie Mae and Freddie Mac in the first quarter of 2002. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a “AAA” rated private mortgage insurer than for insurance from a “AA” rated private mortgage insurer. The phase-in period for OFHEO’s risk-based capital rules is ten years. We do not believe the new risk-based capital rules had an adverse impact on our financial condition or operations through the first quarter of 2006 or that these rules will have a significant adverse impact on our financial condition or operations in the future. However, if the risk-based capital rules result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, our operations and financial condition could be significantly impacted.
Off Balance Sheet Arrangements and Aggregate Contractual Obligations
          We have no material off-balance sheet arrangements at March 31, 2006.
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
▪	interest rates may increase or decrease from their current levels;

▪	housing prices may increase or decrease from their current levels;

▪	housing transactions requiring mortgage insurance may decrease for many reasons including changes in interest rates or economic conditions or alternative credit enhancement products;

▪	our market share may change as a result of changes in underwriting criteria or competitive products or rates;

▪	the amount of insurance written could be adversely affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae (Government Sponsored Enterprises);

▪	our financial condition and competitive position could be affected by legislation or regulation impacting the mortgage guaranty industry or the Government Sponsored Entities, specifically, and the financial services industry in general;

▪	rating agencies may revise methodologies for determining our financial strength ratings and may revise or withdraw the assigned ratings at any time;

▪	decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings;

▪	the amount of insurance written and the growth in insurance in force or risk in force as well as our performance may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, mix and pricing of our products and services and our competitors;

▪	if we fail to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans;

▪	with consolidation occurring among mortgage lenders and our concentration of insurance in force generated through relationships with significant lender customers, our margins may be compressed and the loss of a significant customer or a change in their business practices affecting mortgage insurance may have an adverse effect on our earnings;

▪	our performance may be impacted by changes in the performance of the financial markets and general economic conditions;

▪	economic downturns in regions where our risk is more concentrated could have a particularly adverse effect on our financial condition and loss development;

▪	revisions in risk-based capital rules by the Office of Federal Housing Enterprise Oversight for Fannie Mae and Freddie Mac could severely limit our ability to compete against various types of credit protection counterparties, including “AAA” rated private mortgage insurers;

▪	changes in the eligibility guidelines of Fannie Mae or Freddie Mac could have an adverse effect on the Company;

▪	proposed regulation by the Department of Housing and Urban Development to exclude packages of real estate settlement services, which may include any required mortgage insurance premium paid at closing, from the anti-referral provisions of the Real Estate Settlement Procedures Act could adversely affect our earnings;

▪	our financial and competitive position could be affected by regulatory activity requiring changes to mortgage industry business practices, such as captive reinsurance.
          Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          The Company’s market risk exposures at March 31, 2006 have not materially changed from those identified in the Form 10-K for the year ended December 31, 2005.
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
b)	There have been no changes in internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings — None
Item 1A. Risk Factors
          There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None
Item 6. Exhibits — See exhibit index on page 37.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIAD GUARANTY INC.

Date: May 10, 2006
/s/ Kenneth S. Dwyer
Kenneth S. Dwyer
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31 (i)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.