Form 10-Q
period 2006-06-30
TRIAD GUARANTY INC
filed 2006-08-09
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
     Number of shares of Common Stock, par value $0.01 per share, outstanding as of August 2, 2006, was 14,887,944.

TRIAD GUARANTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30	December 31
	2006	2005
	(In thousands, except share data)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $552,792 and $518,137)	$556,378	$534,064
Equity securities (cost: $9,605 and $7,001)	9,660	8,159
Other investments	5,000	—
Short-term investments	4,277	4,796

	575,315	547,019
Cash and cash equivalents	5,191	8,934
Real estate acquired in claim settlement	8,614	5,721
Accrued investment income	7,780	7,237
Deferred policy acquisition costs	34,203	33,684
Prepaid federal income taxes	151,908	139,465
Property and equipment	7,954	7,827
Income taxes recoverable	179	181
Reinsurance recoverable	1	948
Other assets	17,878	16,487

Total assets	$809,023	$767,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$54,905	$51,074
Unearned premiums	12,630	13,494
Amounts payable to reinsurers	5,398	4,810
Deferred income taxes	163,436	155,189
Long-term debt	34,505	34,501
Accrued interest on debt	1,275	1,275
Accrued expenses and other liabilities	5,721	7,969

Total liabilities	277,870	268,312
Commitments and contingencies — Note 4
Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — authorized 33,091,400 shares; issued and outstanding 14,887,984 shares at June 30, 2006 and 14,774,153 shares at December 31, 2005	149	148
Additional paid-in capital	103,056	103,657
Accumulated other comprehensive income, net of income tax liability of $1,274 at June 30, 2006 and $5,980 at December 31, 2005	2,367	11,106
Deferred compensation	—	(3,161)
Retained earnings	425,581	387,441

Total stockholders’ equity	531,153	499,191

Total liabilities and stockholders’ equity	$809,023	$767,503

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In thousands, except share data)
Revenue:
Premiums written:
Direct	$60,961	$50,559	$120,273	$98,886
Ceded	(11,603)	(9,948)	(22,573)	(19,564)

Net premiums written	49,358	40,611	97,700	79,322
Change in unearned premiums	1,309	510	857	576

Earned premiums	50,667	41,121	98,557	79,898
Net investment income	6,535	5,743	12,757	11,158
Net realized investment gains	772	39	1,672	46
Other income	5	2	3	11

	57,979	46,905	112,989	91,113
Losses and expenses:
Net losses and loss adjustment expenses	17,271	17,288	33,622	27,918
Interest expense on debt	694	693	1,387	1,386
Amortization of deferred policy acquisition costs	4,118	3,695	7,980	7,352
Other operating expenses (net of acquisition costs deferred)	8,496	7,017	17,009	14,234

	30,579	28,693	59,998	50,890

Income before income taxes	27,400	18,212	52,991	40,223
Income taxes:
Current	979	707	1,951	1,401
Deferred	6,834	4,306	12,900	9,863

	7,813	5,013	14,851	11,264

Net income	$19,587	$13,199	$38,140	$28,959

Earnings per common and common equivalent share:
Basic	$1.33	$0.90	$2.58	$1.98

Diluted	$1.31	$0.89	$2.56	$1.96

Shares used in computing earnings per common and common equivalent share:
Basic	14,769,367	14,667,734	14,763,889	14,643,095

Diluted	14,914,075	14,812,532	14,888,304	14,795,243

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2006	2005
	(In thousands)
Operating activities
Net income	$38,140	$28,959
Adjustments to reconcile net income to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	2,967	3,919
Accrued expenses and other liabilities	(2,248)	(2,266)
Income taxes recoverable	2	(293)
Amounts due to/from reinsurers	1,535	323
Accrued investment income	(543)	(414)
Policy acquisition costs deferred	(8,499)	(7,981)
Amortization of deferred policy acquisition costs	7,980	7,352
Net realized investment gains	(1,672)	(46)
Provision for depreciation	1,231	1,660
Accretion of discount on investments	(50)	(189)
Deferred income taxes	12,900	9,863
Prepaid federal income taxes	(12,443)	(9,550)
Real estate acquired in claim settlement, net of write-downs	(2,893)	(1,229)
Other assets	(1,391)	169
Other operating activities	1,633	2,557

Net cash provided by operating activities	36,649	32,834
Investing activities
Securities available-for-sale:
Purchases — fixed maturities	(90,826)	(56,186)
Sales — fixed maturities	54,081	10,143
Maturities — fixed maturities	2,933	4,934
Purchases — equities	(4,647)	—
Sales — equities	3,001	1,153
Purchases of other investments	(5,000)	—
Net change in short-term investments	519	7,539
Purchases of property and equipment	(1,358)	(1,249)

Net cash used in investing activities	(41,297)	(33,666)
Financing activities
Excess tax benefits from share-based compensation	280	—
Proceeds from exercise of stock options	625	3,261

Net cash provided by financing activities	905	3,261

Net change in cash and cash equivalents	(3,743)	2,429
Cash and cash equivalents at beginning of period	8,934	10,440

Cash and cash equivalents at end of period	$5,191	$12,869

Supplemental schedule of cash flow information
Cash paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$15,343	$11,240
Interest	1,383	1,383
See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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
2. Accounting Policies And Basis Of Presentation
  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form 10-K for the year ended December 31, 2005.
  Other Investments
     Other investments represent investments in equity securities for which there is no readily determinable market value and are stated at fair value. Other investments are reviewed regularly to determine if there are declines in value that are other than temporary. When an impairment is determined to be other than temporary, the impairment loss is recognized as a realized investment loss.
  Share-Based Compensation
     Prior to January 1, 2006, the Company accounted for stock option grants and grants of restricted stock under its 1993 Long-Term Stock Incentive Plan (the “Plan”), which is more fully described in Note 8, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”). In accordance with APB 25, compensation expense was recognized for grants of restricted stock, but not for grants of stock options. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires compensation expense relating to share-based payment transactions to be recognized in financial statements. The Company adopted SFAS 123(R) effective January 1, 2006, utilizing the modified prospective application as defined in that statement. Under that transition method, compensation expense recognized in the second quarter of 2006 and the six months ended June 30, 2006 includes: a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
     The following table shows the effect of adopting SFAS 123(R) in the Company’s financial statements:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(In thousands, except per share information)
Income before income taxes	$(313)	$(593)
Net income	$(204)	$(386)
Earnings per share — basic	$(0.01)	$(0.03)
Earnings per share — diluted	$(0.01)	$(0.03)
     Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from share-based compensation as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation expense recognized for those share-based payments to be classified as financing cash flows. This amount was $280,000 for the six months ended June 30, 2006.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousands, except earnings per share information)
Net income — as reported	$13,199	$28,959
Net income — pro forma	$13,065	$28,679
Earnings per share — as reported:
Basic	$0.90	$1.98
Diluted	$0.89	$1.96
Earnings per share — pro forma:
Basic	$0.89	$1.96
Diluted	$0.88	$1.94
3. Consolidation
     The consolidated financial statements include the accounts of Triad Guaranty Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
4. Commitments And Contingencies
  Reinsurance
     Certain premiums and losses are ceded to other insurance companies under various reinsurance agreements, the majority of which are captive reinsurance agreements with affiliates of certain customers. Reinsurance contracts do not relieve Triad from its obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to Triad; consequently, allowances are established for any amounts that are deemed uncollectible. Triad evaluates the financial condition of its reinsurers and monitors credit risk arising from similar geographic regions, activities, or economic characteristics of its reinsurers to minimize its exposure to significant losses from reinsurer insolvency.

  Insurance In Force, Dividend Restrictions, and Statutory Results
     Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at June 30, 2006 and December 31, 2005, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements, any applicable stop-loss limits and deductibles. Triad’s ratio is as follows:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Net risk	$7,640,954	$7,312,697

Statutory capital and surplus	$154,695	$131,582
Statutory contingency reserve	492,013	447,826

Total	$646,708	$579,408

Risk-to-capital ratio	11.8 to 1	12.6 to 1

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
     Net income as determined in accordance with statutory accounting practices was $52.1 million and $39.7 million for the six months ended June 30, 2006 and 2005, respectively, and $77.1 million for the year ended December 31, 2005.
     At June 30, 2006 and December 31, 2005, the amount of Triad’s equity that could be paid out in dividends to stockholders was $71.0 million and $47.9 million, respectively, which was the earned surplus of Triad on a statutory basis on those dates.
  Loss Reserves
     The Company establishes loss reserves to provide for the estimated costs of settling claims on loans reported in default and estimates of loans in default that are in the process of being reported to the Company as of the date of the financial statements. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. Amounts recoverable from the sale of properties acquired in lieu of foreclosure are considered in the determination of the reserve estimates. Loss reserves are established by management using historical experience and by making various assumptions and judgments about claim rates (frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default. The Company’s reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as age, policy year, geography, chronic late payment characteristics, the number of months the loans have been in default, as well as whether the loans in default were underwritten through the flow channel or as part of a structured bulk transaction. The estimates are continually reviewed, and as adjustments to these liabilities become necessary, such adjustments are reflected in the financial statements in the periods in which the adjustments are made.
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
6. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three months ended June 30, 2006 and 2005, the Company’s comprehensive income was $14.7 million and $19.7 million, respectively. For the six months ended June 30, 2006 and 2005, the Company’s comprehensive income was $29.4 million and $32.2 million, respectively.
7. Income Taxes
     Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds.
8. Long-Term Stock Incentive Plan
     In May 2006, the Company’s shareholders approved the 2006 Long-Term Stock Incentive Plan (the “Plan”). Under the Plan, certain directors, officers, and key employees are eligible to receive various share-based compensation awards. Stock options and restricted stock may be awarded under the Plan for a fixed number of shares with a requirement for stock options granted to have an exercise price equal to or greater than the fair value of the shares at the date of grant. Generally, both the stock options and restricted stock awards vest over three years.

Options granted under the Plan expire no later than ten years following the date of grant. In May 2006, the Company’s shareholders approved the termination as to future awards of the 1993 Long-Term Stock Incentive Plan, which was structured similar to the 2006 Long-Term Stock Incentive Plan. Upon termination, 86,024 shares available for issuance under the 1993 Long-Term Stock Incentive Plan were merged into the Plan. The number of shares authorized to be granted or issued through equity awards under the Plan is 1,091,400. As of June 30, 2006, 1,654,129 shares were reserved (including 656,843 shares granted as part of the 1993 Long-Term Stock Incentive Plan that have not been exercised or vested) and 1,087,627 shares were available for issuance under the Plan. The following table shows amounts recognized in the financial statements related to share-based compensation:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In thousands)
Gross compensation expense	$896	$414	$1,696	$811
Tax benefit	314	145	594	284
Compensation expense capitalized as part of deferred acquisition costs	152	—	277	—
     A summary of option activity under the Plan for the six months ended June 30, 2006 is presented below:

				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Number of Shares	Exercise Price	Value	Contractual Term
	(In thousands)
Outstanding, January 1, 2006	588,780	$37.21
Granted	13,594	43.00
Exercised	31,555	19.80
Cancelled	4,317	43.31

Outstanding, June 30, 2006	566,502	38.27	$6,234	5.1 years

Exercisable, June 30, 2006	418,862	36.61	$5,251	3.7 years

     The fair value of stock options is estimated on the date of grant using a Black-Scholes pricing model. The weighted-average assumptions used for options granted during the six months ended June 30, 2006 and 2005 are noted in the following table. The expected volatilities are based on volatility of the Company’s stock over the most recent historical period corresponding to the expected term of the options. The Company also uses historical data to estimate option exercise and employee terminations within the model; separate groups of employees with similar historical exercise and termination histories are considered separately for valuation purposes. The risk-free rates for the periods corresponding to the expected terms of the options are based on U.S. Treasury rates in effect on the dates of grant.

	2006	2005
Expected volatility	34.0%	39.6%
Expected dividend yield	0.0%	0.0%
Expected term	5.0 years	5.0 years
Risk-free rate	4.5%	3.7%
     The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $16.28 and $21.85, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was approximately $839,000 and $5.0 million, respectively.
     A summary of restricted stock activity under the Plan for the six months ended June 30, 2006 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested, January 1, 2006	101,415	$46.93
Granted	46,005	45.37
Vested	34,097	47.05
Cancelled	120	53.94

Nonvested, June 30, 2006	113,203	46.26

     The fair value of restricted stock is determined based on the closing price of the Company’s shares on the grant date. The weighted-average grant-date fair value of restricted stock granted during the six months ended June 30, 2006 and 2005 was $45.37 and $53.91, respectively.
     As of June 30, 2006, there was $6.4 million of unrecognized compensation expense related to nonvested stock options and restricted stock granted under the Plan. That expense is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of stock options and restricted stock vested during the six months ended June 30, 2006 and 2005 was $1.6 million and $2.0 million, respectively.
The Company issues new shares upon exercise of stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position, and results of operations for the three months and six months ended June 30, 2006 and 2005, of the Company. This discussion supplements Management’s Discussion and Analysis in our annual report on Form 10-K for the year ended December 31, 2005, and should be read in conjunction with the interim financial statements and notes contained herein.
     Certain of the statements contained herein, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, and legislative developments. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are different than anticipated, legislative developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity, as well as the risk factors described in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005 and the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements contained herein.
Update on Critical Accounting Policies and Estimates
     Our annual report on Form 10-K for the year ended December 31, 2005 describes the accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. These critical accounting policies relate to the assumptions and judgments utilized in establishing the reserve for losses and loss adjustment expenses, determining if declines in fair values of investments are other than temporary, and establishing appropriate initial amortization schedules for deferred policy acquisition costs (“DAC”) and subsequent adjustments to that amortization.
     We believe that these continue to be the critical accounting policies applicable to the Company and that these policies were applied in a consistent manner during the first six months of 2006.
Overview
     Through our subsidiaries, we provide Primary and Modified Pool mortgage guaranty insurance coverage to residential mortgage lenders and investors as a credit-enhancement vehicle, typically when individual borrowers have less than 20% equity in the property. Business originated by lenders and submitted to us on a loan-by-loan basis is referred to as our flow channel business. The majority of our Primary insurance is delivered through the flow channel. We also provide mortgage insurance to lenders and investors who seek additional default protection (typically secondary coverage or on loans for which the individual borrower has greater than 20% equity), capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. These transactions are referred to as our structured bulk channel business. All of our Modified Pool insurance is delivered through the structured bulk channel.
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
     Our expenses consist of a) amounts paid on claims submitted, b) changes in reserves for estimated future claim payments on loans that are currently in default, c) general and administrative costs of acquiring new business and servicing existing policies, d) other general business expenses, and e) income taxes.
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
     For a more detailed description of our industry and operations, refer to the “Business” section of our annual report on Form 10-K for the year ended December 31, 2005.

Consolidated Results of Operations
     Following is selected financial information for the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages and per share information)
Earned premiums	$50,667	$41,121	23.2%	$98,557	$79,898	23.4%
Net losses and loss adjustment expenses	17,271	17,288	(0.1)	33,622	27,918	20.4
Net income	19,587	13,199	48.4	38,140	28,959	31.7
Diluted earnings per share	$1.31	$0.89	47.2	$2.56	$1.96	30.6
     Net income for the second quarter of 2006 increased from the second quarter of 2005 driven principally by strong growth in earned premiums which exceeded the growth in expenses, while losses remained relatively flat. Earned premiums have increased primarily as a result of growth of our insurance in force due to increasing persistency rates and strong production of Modified Pool insurance in the last twelve months. Based on information available from the industry trade association (Mortgage Insurance Companies of America, or “MICA”) and other public sources, our estimated market share of net new insurance written, using MICA definitions, was 8.8% for the second quarter of 2006 compared to 6.3% for the second quarter of 2005. Additionally, the average basis points of premium on our Primary insurance written continues to increase as a result of our writing a greater percentage of new insurance with risk-adjusted rates such as Alt-A loans and adjustable rate mortgages (“ARMs”). We have defined Alt-A loans as individual loans having FICO scores greater than 619 and that have been underwritten with reduced or no documentation. Strong earned premium growth along with an increase in the average basis points of premium on Primary insurance written was also responsible for the growth in net income for the first six months of 2006 over that for the same period of 2005, although increased net losses and loss adjustment expenses for the first six months of 2006 partially offset this growth.
     Growth of our insurance in force combined with seasoning of our portfolio caused significant increases in net losses and loss adjustment expenses in prior quarters; however, this increase moderated in the second quarter of 2006. We increased reserves $2.3 million and $3.8 million for the second quarter and first six months of 2006, respectively, compared to $3.8 million and $4.5 million in the second quarter and first six months of 2005. The reserve increases in 2005 were a result of growth in severity trends and a larger concentration of seasoned segments in our default inventory than we had experienced in prior periods. In addition to the change in reserves, net losses and loss adjustment expenses also includes paid claims. The actual number of claims paid for the second quarter and first six months of 2006 increased 22.0% and 30.7% over the respective periods of 2005 due to growth in our number of insured loans and a greater percentage of loans entering the peak claim paying period. While the number of paid claims increased, our average severity of paid claims declined to $25,300 for the second quarter of 2006 and $25,200 for the first six months of 2006 from $28,400 for the second quarter and $26,200 for the first six months of 2005.
     Diluted earnings per share for the second quarter and first six months of 2006 increased over the same periods of 2005 consistent with the increases in net income. Realized investment gains, net of taxes, increased diluted earnings per share by $0.03 and $0.07 in the second quarter and first six months of 2006, respectively, and had no impact in the second quarter or the first six months of 2005. Realized investment gains and losses per diluted share is a non-GAAP measure. We believe this is relevant and useful information to investors because, except for write-downs on other-than-temporarily impaired securities, it shows the effect that our discretionary sales of investments had on earnings. See further discussion of impairment write-downs in the Realized Losses and Impairments section below.
     In July 2006, we announced our intention to submit an application to incorporate a Canadian subsidiary to begin operations in Canada. The Canadian company will be a monoline provider of mortgage guaranty insurance and, pending regulatory approvals, could start operations sometime in 2007. We incurred approximately $250,000 of expenses in the first half of 2006 relating to legal fees, consultants and application fees in connection with this process. We expect these expenses to increase during the remainder of 2006 as we begin to put the necessary personnel and infrastructure into place in anticipation of the commencement of business in 2007.
     We describe our results in greater detail in the discussions that follow. The information is presented in three categories: Production and In Force, Revenues, and Losses and Expenses.
  Production and In Force
     A summary of new production for the three months and six months ended June 30, 2006 and 2005 broken out between Primary and Modified Pool follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2006	2005	% Change	2006	2005	% Change
	(In millions, except percentages)
Primary insurance written	$2,944	$2,941	0.1%	$4,892	$5,132	(4.7)%
Modified pool insurance written	2,980	1,798	65.7	7,586	3,901	94.5

Total insurance written	$5,924	$4,739	25.0%	$12,478	$9,033	38.1%

     Net new primary insurance written, using MICA definitions, for the entire industry declined approximately 6% for both the second quarter and first six months of 2006 from the corresponding periods of 2005 based on information available from MICA and other public sources. This decline, along with a slight decrease in market penetration in our flow channel, led to the decline in our Primary insurance written in the first half of 2006 from that for the first half of 2005. We anticipate that the overall mortgage loan origination market will be smaller for all of 2006 than 2005, which could continue to reduce our Primary new insurance written for the year. However, we believe that alternative credit enhancements such as 80-10-10’s, which can limit the need for mortgage insurance, have become less attractive to borrowers as short-term interest rates have risen. If interest rates remain at current levels or continue to rise, the erosion of mortgage insurance written caused by these arrangements may soften, which could partially mitigate the overall reduction of Primary insurance written.
     We write Modified Pool insurance only through our structured bulk channel. Our Modified Pool insurance written grew significantly in the second quarter and first six months of 2006 due to strong industry production and our successful bids to provide insurance on those transactions that meet our loan quality and pricing objectives. Structured bulk transactions for the entire industry declined approximately 9% for the second quarter of 2006 from that for 2005 and increased approximately 36% for the first six months of 2006 over the same period of 2005 according to information available from MICA and other publicly available data. Our Modified Pool insurance written is likely to vary significantly from period to period due to: a) the limited number of transactions (but with larger size) occurring in this market, b) the level of competition from other mortgage insurers, c) the relative attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancement, and d) the changing loan composition and underwriting criteria of the market. We believe there will continue to be opportunities throughout the remainder of 2006 in the structured bulk transaction market that meet our loan quality and pricing objectives.
     The following table provides estimates of our national market share of net new insurance written, using MICA definitions, through our flow and structured bulk channels based on information available from MICA and other public sources for the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Flow channel	5.7%	6.2%	5.5%	5.9%
Structured bulk channel	15.3%	6.7%	16.1%	10.0%
Total	8.8%	6.3%	9.4%	7.0%
     Our total market share increased for the second quarter and first half of 2006 over the same periods of 2005 due to strong production through our structured bulk channel combined with the increase of structured bulk transactions as a percentage of the total mortgage insurance written for the industry. As mentioned earlier, our structured bulk channel market share will vary from period to period since this market can have significantly larger transactions and our share of this market is dependent on the availability of transactions that meet our credit quality and pricing benchmarks and on our ability to bid successfully to provide insurance on these transactions.

     We continue to increase our participation in the Alt-A marketplace. The following table summarizes the credit quality characteristics of our Primary new insurance written during the three months and six months ended June 30, 2006 and 2005 and reflects the growth in our Alt-A production. We have defined A Minus loans as those having FICO scores greater than 574, but less than 620. We have defined Sub Prime loans as those with credit scores less than 575.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Prime	65.5%	73.7%	69.3%	75.6%
Alt-A	32.3	19.0	28.5	17.0
A Minus	1.9	5.6	1.9	5.8
Sub Prime	0.3	1.7	0.3	1.6

Total	100.0%	100.0%	100.0%	100.0%

     The majority of our Modified Pool production has been in the Alt-A marketplace over the last two years.
     Risk characteristics that we consider in our underwriting discipline also include, among other factors, the percentage of ARMs and the percentage of loans with loan-to-value ratios (“LTVs”) greater than 95%. The following table summarizes the percentage of our Primary production in ARMs and higher LTV loans for the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
ARMs	45.8%	43.7%	40.5%	41.3%
LTV greater than 95%	12.2%	11.6%	11.3%	12.2%

     In the recent mortgage origination marketplace, there have been many different types of products classified as ARMs. One such ARM product has an initial time period for which the interest rate is fixed. After the initial time period, the interest rate adjusts based on current market rates. This adjustment typically occurs on an annual basis. These ARMs are commonly referred to as hybrid ARMs. In periods of rising interest rates, hybrid ARMs with a longer period of time with a fixed interest rate present less uncertainty than those that reset in a shorter period of time. The following table provides detail on the ARMs written as part of Primary production for the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Fixed rate period:
Less than 1 year	34.6%	14.7%	27.7%	10.7%
1 year to less than 5 years	2.7	16.1	3.3	24.7
5 years or greater	8.5	12.7	9.5	5.9

Total ARMs	45.8%	43.7%	40.5%	41.3%

     Certain ARM products provide a fixed period of time for which the borrower has the option to pay monthly payments that are less than the interest accrued for those months. If the borrower elects this option, the LTV increases on the loan. This type of loan is commonly referred to as a Pay Option ARM (“POA”). Because the LTV can increase on a POA, these types of loans may present more risk to a mortgage insurer than traditional amortizing loans. POAs comprised approximately 34% and 27% of Primary new insurance written in the second quarter and first half of 2006 compared to approximately 13% and 9% in the second quarter and first half of 2005.
     LTVs on policies originated in the structured bulk channel are generally lower than those on policies we receive via the flow channel. Those policies may also have other Primary coverage in front of our risk. The percentages of ARMs included in our Modified Pool production approximate those included in our Primary production.
     Periodically we enter into structured bulk transactions involving loans that have insurance effective dates within the current reporting period but for which detailed loan information regarding the insured loans is not provided by the issuer of the transaction until later. When this situation occurs, we accrue premiums that are due but not yet paid based upon the estimated commitment amount of the transaction in the reporting period with respect to each loan’s insurance effective date. However, these policies are not reflected in our insurance in force, new insurance written, or related industry data totals until we verify the loan level detail. At June 30, 2006, we had approximately $0.4 billion of structured bulk transactions with effective dates within the second quarter for which loan level detail had not been received and, therefore, are not included in our own data or industry totals. These amounts will be reported as new production and insurance in force totals in the third quarter of 2006, when the issuer of the transactions provides accurate loan level detail to us. We have included in premium written and premium earned the respective estimated amounts due and earned during the first quarter of 2006 related to this insurance. At June 30, 2005 we had $1.7 billion of structured bulk transactions with effective dates within the second quarter of 2005 for which loan level detail had not been received.
     The following table provides detail on our direct insurance in force at June 30, 2006 and 2005:

	2006	2005	% Change
	(In millions, except percentages)
Primary insurance	$30,783	$29,489	4.4%
Modified Pool insurance	20,022	10,018	99.9

Total insurance	$50,805	$39,507	28.6%

     Our Primary insurance in force at June 30, 2006 grew as compared to June 30, 2005 as a result of production during that period and improving persistency rates. Primary insurance persistency improved to 72.7% at June 30, 2006 compared to 70.9% at June 30, 2005. If interest rates remain near current levels, we anticipate that persistency rates will also continue near current levels throughout the remainder of 2006. However, persistency may be adversely affected if interest rates decline significantly from the levels experienced during the first six months of 2006.
     Our Modified Pool insurance in force at June 30, 2006 grew significantly as compared to June 30, 2005 due primarily to our strong production in the structured bulk channel in the past twelve months. Approximately 43% and 39% of our insurance written attributable to our structured bulk channel during the three months and six months ended June 30, 2006, respectively, was structured with deductibles that put us in the second loss position compared to 67% and 77% for the three months and six months ended June 30, 2005. The decline in Modified Pool insurance written with deductibles in the second quarter of 2006 from that of 2005 was the result of increased business with entities that do not utilize deductibles in their structures, although the use of deductibles remains an effective part of our Modified Pool risk management strategy.
     Similar to the trend in new insurance written discussed above, Alt-A continues to grow as a percentage of our Primary insurance in force. The following table shows the percentage of our Primary insurance in force that we have classified as Alt-A at June 30, 2006 and 2005:

	2006	2005
Primary insurance in force	12.3%	8.4%
Modified Pool insurance in force	68.0%	64.7%
Total insurance in force	34.3%	22.7%

     The following tables highlight the percentages of the Primary risk in force by credit quality and loan type at June 30, 2006 and 2005:

	2006	2005
Credit quality:
Prime	82.6%	85.3%
Alt-A	12.8	9.3
A Minus	3.9	4.5
Sub Prime	0.7	0.9

Total	100.0%	100.0%

Loan type:
Fixed	72.6%	74.1%
ARM	27.4	25.9

Total	100.0%	100.0%

     At June 30, 2006, approximately 44% of our ARMs in force could be classified as hybrid ARMs with an initial fixed rate period of five years or greater compared to 54% at June 30, 2005. Additionally, POAs comprised approximately 8% of Primary risk in force at June 30, 2006 compared to 2% at June 30, 2005.
     We offer mortgage insurance structures designed to allow lenders to share in the risks of mortgage insurance. One such structure is our captive reinsurance program under which reinsurance companies that are affiliates of the lenders assume a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. The following table shows the percentage of our Primary flow channel insurance in force as well as the percentage of our total insurance in force that was subject to captive reinsurance arrangements at June 30, 2006 and 2005.

	2006	2005
Primary flow insurance in force	62.7%	57.2%
Total insurance in force	37.1%	41.8%
     The growth of the Primary flow insurance in force that was subject to captive reinsurance arrangements at June 30, 2006 over June 30, 2005 was the result of increased production from lenders that participate in those arrangements. Specifically, one large lender entered into a captive agreement that had not previously participated. The decline in the total direct insurance in force subject to captive reinsurance at June 30, 2006 from June 30, 2005 reflects the fact that a greater portion of our insurance in force consists of Modified Pool insurance in force, which is written through the structured bulk channel and is not subject to captive reinsurance arrangements.
     We believe captive reinsurance arrangements are an effective risk management tool as selected lenders share in the risk under these arrangements. Additionally, captive reinsurance arrangements are structured so that we receive credit against the capital required in certain risk-based capital models utilized by rating agencies. We remain committed to structuring captive reinsurance arrangements, including deep ceded arrangements where the net premium cede rate is greater than 25%, on a lender-by-lender basis as we deem it to be prudent. We will continue to be an active participant with our lender partners in captive reinsurance arrangements.
  Revenues
     A summary of the significant individual components of our revenue for the three months and six months ended June 30, 2006 and 2005 follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages)
Direct premium written	$60,961	$50,559	20.6%	$120,273	$98,886	21.6%
Ceded premium written	(11,603)	(9,948)	16.6	(22,573)	(19,564)	15.4

Net premium written	49,358	40,611	21.5	97,700	79,322	23.2
Change in unearned premiums	1,309	510	156.7	857	576	48.8

Earned premiums	$50,667	$41,121	23.2%	$98,557	$79,898	23.4%

Net investment income	$6,535	$5,743	13.8%	$12,757	$11,158	14.3%
Total revenues	$57,979	$46,905	23.6%	$112,989	$91,113	24.0%
     We were able to grow direct premium written for the second quarter and first six months of 2006 over that of the same periods of 2005 as a result of increased insurance in force through the strong growth in our Modified Pool insurance written discussed above. Strong production of new insurance combined with favorable persistency levels increased renewal premiums, which is included in direct premium written, for the second quarter of 2006 by $12.4 million or 26.7% over the second quarter of 2005 and by $26.0 million or 29.0% over the first half of 2005. Annual persistency was 72.1% at June 30, 2006 compared to 69.3% at June 30, 2005. Additionally, the net basis points on our average Primary insurance in force has risen 6% since the second quarter of 2005, which has contributed to the increase in earned premium. The increase in net basis points is attributable to an increased percentage of production with additional risk-based pricing, such as Alt-A (credit quality) and ARMs (loan type). The basis points on our average Modified Pool insurance in force has declined 12% since the second quarter of 2005, reflecting changes in the deductibles and stop loss limits used in the structure of the transactions. The risk characteristics of the Modified Pool insurance in force include a larger percentage of ARMs, and this portfolio is primarily an Alt-A portfolio.
     Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captive as well as non-captive reinsurance companies. The growth in ceded premium written in the second quarter of 2006 and the first half of 2006 over the same periods of 2005 was not as large as the growth in direct premium written, as a result of a larger percentage of direct premium written not being subject to captive reinsurance arrangements. The following table provides further data on ceded premiums for the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Premium cede rate (ceded premiums written as a percentage of direct premiums written)	19.0%	19.7%	18.8%	19.8%
Captive reinsurance premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written)	17.8%	18.1%	17.5%	18.2%
Average captive premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written under captive reinsurance arrangements)	36.7%	36.1%	36.9%	36.3%
     The table below provides data on insurance written that was subject to captive reinsurance arrangements for the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Primary insurance written	53.2%	54.6%	54.0%	51.3%
Total insurance written	26.5%	33.9%	21.2%	29.1%
     The increase in the percentage of Primary insurance written subject to captive reinsurance arrangements for the first half of 2006 over the first half of 2005 was due to lower production in the first half of 2006 of certain lender-paid programs that are not subject to captive reinsurance arrangements. Because a greater portion of our total production in the second quarter and first half of 2006 came from Modified Pool insurance, the percentage of total insurance written subject to captive reinsurance for the second quarter and first six months of 2006 declined from those corresponding periods of 2005. None of our Modified Pool insurance written in 2006 or 2005 was subject to captive reinsurance arrangements.
     The difference between net written premiums and earned premiums is the change in the unearned premium reserve, which is established primarily on premiums received on annual products. Our unearned premium liability decreased $1.3 million in the second quarter of 2006 and $0.9 million for the six months ended June 30, 2006 compared to $0.5 million in the second quarter of 2005 and $0.6 million for the six months ended June 30, 2005 due to declines in annual premium business in the second quarter and first half of 2006.
     Assuming no significant decline in interest rates, we anticipate our persistency will remain near current levels during the remainder of 2006. We anticipate that this will continue to have a positive effect on renewal earned premiums and total earned premiums.

     Net investment income for the second quarter and the first six months of 2006 increased over that for the second quarter and first six months of 2005 due to growth in average invested assets, partially offset by declines in portfolio yields. Average invested assets at cost or amortized cost for the second quarter of 2006 grew by 16.1% over the second quarter of 2005 as a result of the investment of cash flows from operations. For the first six months of 2006, average invested assets at cost or amortized cost increased by 16.5% over that of 2005. Our investment portfolio tax-equivalent yield was 6.73% at June 30, 2006 compared to 6.86% at June 30, 2005. We anticipate a continuing decline in the overall portfolio tax-equivalent yield as current interest rates are still below our average portfolio rate. See further discussion of the Investment Portfolio section of this document.
  Losses and Expenses
     A summary of the individual components of losses and expenses for the three months and six months ended June 30, 2006 and 2005 follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2006	2005	% Change	2006	2005	% Change
	(In thousands, except percentages)
Net losses and loss adjustment expenses	$17,271	$17,288	(0.1)%	$33,622	$27,918	20.4%
Amortization of deferred policy acquisition costs	$4,118	$3,695	11.4	$7,980	$7,352	8.5
Other operating expenses (net of acquisition costs deferred)	$8,496	$7,017	21.1	$17,009	$14,234	19.5
Loss ratio	34.1%	42.0%		34.1%	34.9%
Expense ratio	25.6%	26.4%		25.6%	27.2%
Combined ratio	59.7%	68.4%		59.7%	62.1%
     Net losses and loss adjustment expenses (LAE) for the second quarter of 2006 were essentially flat compared to the same quarter a year ago while amortization of DAC and other operating expenses both increased over the second quarter of 2005. The increases in other operating expenses and in the amortization of DAC reflect the growth of our insurance in force and the hiring of several new executives that have taken place in 2006. The discussion below provides more detail on both losses and expenses.

     The following table provides detail on paid claims and the average severity for our Primary and Modified Pool insurance for the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)
Paid claims:
Primary insurance	$13,501	$12,147	11.1%	$26,785	$20,828	28.6%
Modified Pool insurance	930	1,150	(19.1)	2,030	2,120	(4.2)

Total	$14,431	$13,297	8.5%	$28,815	$22,948	25.6%

Number of claims paid:
Primary insurance	523	421	24.2%	1,029	773	33.1%
Modified Pool insurance	48	47	2.1	115	102	12.7

Total	571	468	22.0%	1,144	875	30.7%

Average severity:
Primary insurance	$25.8	$28.9		$26.0	$26.9
Modified Pool insurance	$19.4	$24.5		$17.7	$20.8
Total	$25.3	$28.4		$25.2	$26.2
     Paid claims for the second quarter of 2006 increased 8.5% over the second quarter of 2005 and 25.6% for the first six months of 2006 over the first six months of 2005. These increases are primarily due to overall growth in the insurance portfolio as well as the seasoning of our portfolio as a larger percentage of our insurance in force reaches its anticipated highest claim frequency period of years two to five from loan origination.
     The decrease in average severity shown above for the second quarter and first half of 2006 from that for the same periods of 2005 is reflective of abnormally high severity experienced in the second quarter of 2005. This unfavorable severity was driven by an unusually high amount of large claims paid during that quarter and the fact that one of our larger servicers expedited its claims processing procedures, which hindered our loss mitigation efforts. One of the loss mitigation techniques that we utilize in an attempt to lower claim severity is the purchase and subsequent sale of properties in lieu of foreclosure. We expanded the use of this technique in the second half of 2005 and are continuing to utilize this strategy in 2006. Through the use of this strategy and updated claims administration software, we are experiencing success in limiting the growth of claims severity. Alt-A and Modified Pool loans are growing as a percentage of both our insurance and risk in force, and these types of loans generally have a larger average loan balance than the remainder of our portfolio. We expect the average severity will trend upward as the newer policy years develop and the average loan amounts rise due to these factors.

     Net losses and loss adjustment expenses also include the change in reserves for losses and loss adjustment expenses. The following table provides further information about our loss reserves at June 30, 2006 and 2005:

	2006	2005	% Change
	(In thousands, except percentages)
Primary insurance:
Reserves for reported defaults	$46,560	$33,003	41.1%
Reserves for defaults incurred but not reported	4,362	3,274	33.2

Total Primary insurance	50,922	36,277	40.4
Modified Pool insurance:
Reserves for reported defaults	3,193	1,661	92.2
Reserves for defaults incurred but not reported	685	534	28.3

Total Modified Pool insurance	3,878	2,195	76.7
Reserve for loss adjustment expenses	105	104	1.0

Total reserves for losses and loss adjustment expenses	$54,905	$38,576	42.3%

     The reserve for losses and loss adjustment expenses at June 30, 2006 increased significantly from June 30, 2005 primarily due to an increase in the number of defaults and an increase in the frequency and severity factors utilized in our reserving methodology. We believe that it is prudent to increase these factors to recognize the uncertainties in the macro economic environment as we monitor the impact of higher energy costs and interest rates as well as a moderation of house price appreciation in certain markets. The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.

     The following table shows default statistics at June 30, 2006 and 2005:

	2006	2005
Total business:
Number of insured loans in force	324,111	278,837
Number of loans in default	6,485	5,325
With deductibles	1,099	612
Without deductibles	5,386	4,713
Percentage of loans in default (default rate)	2.00%	1.91%
Percentage of loans in default excluding deductibles*	1.66%	1.69%
Primary insurance:
Number of insured loans in force	216,458	219,256
Number of loans in default	4,787	4,013
Percentage of loans in default	2.21%	1.83%
Modified Pool insurance:
Number of insured loans in force	107,653	59,581
Number of loans in default	1,698	1,312
With deductibles	1,099	612
Without deductibles	599	700
Percentage of loans in default	1.58%	2.20%
Percentage of loans in default excluding deductibles*	0.56%	1.17%
Primary Alt-A business**:
Number of insured loans in force	18,581	14,427
Number of loans in default	628	460
Percentage of loans in default	3.38%	3.19%

*	Excludes defaults on loans written as part of structured bulk transactions with deductibles

**	Included in Primary insurance amounts above

     The increase in the default rate for Primary insurance is attributable to the continued seasoning of our business as a greater percentage of the insurance in force moves into the peak claim paying period and the defaults from FEMA-designated areas as a result of hurricanes Katrina and Rita that occurred in the second half of 2005.
     As shown in the above table, the number of Modified Pool defaults subject to deductibles continued to increase while the number of Modified Pool defaults without deductibles declined at June 30, 2006 as compared to June 30, 2005. At June 30, 2006, no structured bulk transaction with deductibles as part of the structure had incurred total losses that were nearing its individual deductible amount. We do not provide reserves on Modified Pool defaults with deductibles until the incurred losses for that specific structured bulk transaction exceed the deductible.

     A significant portion of the increase in defaults occurred in FEMA-designated areas as a result of hurricanes Katrina and Rita that took place during the late summer of 2005. Primary and Modified Pool insurance defaults from these FEMA-designated areas totaled 612 at June 30, 2006. The following table shows the changes in the defaults in these areas for the six months ended June 30, 2006:

Number of defaults in FEMA-designated areas at December 31, 2005	891
Number of defaults in FEMA-designated areas cured during the first six months of 2006 with no loss incurred	(565)
Number of new defaults in FEMA-designated areas reported during the first six months of 2006	286

Number of defaults in FEMA-designated areas at June 30, 2006	612

Number of defaults in FEMA-designated areas at June 30, 2006 without deductibles	483

     At December 31, 2005, there were 693 defaults without deductibles in FEMA-designated areas.
     The terms of our coverage exclude any cost or expense related to the repair or remedy of any physical damage to the property collateralizing an insured mortgage loan. We have not obtained detailed property assessments for the defaults in the FEMA-designated areas. Our exposure could be limited if such assessments demonstrate that there is significant un-repaired physical damage to properties securing loans for which we have provided mortgage insurance. Additionally, we believe that many borrowers living in these areas did not make scheduled mortgage payments due to forbearance granted by Fannie Mae, Freddie Mac and lenders, even though the individual borrower’s financial condition was not significantly impacted. Given the unique circumstances surrounding this situation and absent any evidence that these defaults would develop differently, we continued to reserve for these defaults at our normal level. At June 30, 2006, there were reserves of $5.1 million for defaults in the FEMA-designated areas compared to $4.5 million at December 31, 2005. We will continue to monitor this situation throughout the remainder of 2006 as the longer-term impacts develop.
     Accounting practices in the mortgage insurance industry dictate that reserves are not established until a loan becomes delinquent. We have mentioned the increase in our writings of products subject to risk-adjusted pricing such as Alt-A and ARMs. The incidence rates of delinquencies on these products typically increase in the second through fourth year following loan origination. Much of the business that we have added subject to risk-adjusted pricing, especially those ARMs that have potential negative amortization, have not yet reached an age where we would expect to see an increase in delinquencies. We anticipate our number of loans in default for both Primary and Modified Pool insurance will increase as a result of the overall growth of our insurance in force and as a larger percentage of our insurance in force reaches the period of the highest expected incidence of defaults, especially those newer products subject to risk-adjusted pricing. We also expect default rates to increase, as these products become a larger percentage of our insurance in force. Consequently, we expect reserves will increase.
     We are cautious about housing market conditions in certain regions that have recently experienced rapid house price appreciation. Changes in the economic environment, such as the impact of significantly higher energy costs, could accelerate paid and incurred loss development. Our reserving model incorporates management’s judgments and assumptions regarding these factors; however, due to the uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is difficult to predict the impact of such higher claim frequencies on future earnings.
     Amortization of DAC for the three months and six months ended June 30, 2006 increased over that for the same periods in 2005, reflecting growth in the asset balance, partially offset by improved persistency. A full discussion of the impact of persistency on DAC amortization is included in the Deferred Policy Acquisition Costs section below.
     Other operating expenses for the second quarter and first six months of 2006 increased over the corresponding periods of 2005 due to growth in our insurance in force and due to expenses related to several new executives hired during 2006. Further, the adoption of SFAS 123(R), which requires the expensing of stock options, increased other operating expenses by approximately $313,000 in the second quarter of 2006 and approximately $593,000 for the first six months of 2006. Because the growth in net premiums written was greater than the growth in expenses, the expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for both the second quarter and first six months of 2006 was 25.6%, compared to 26.4% and 27.2% for the second quarter and first six months of 2005. We anticipate incurring additional expenses throughout the remainder of 2006 associated with our intention to incorporate a Canadian company to begin operations in that country. However, given our expectations for premium growth, we anticipate continued improvements in our expense ratio throughout the remainder of 2006.
     Our effective tax rate was 28.5% and 28.0% for the second quarter and first six months of 2006 compared to 27.5% and 28.0% for the second quarter and first six months of 2005. The increase in the effective tax rate was due primarily to the decline in the portion of pre-tax income generated from tax-preferred interest income on investments. We expect our effective tax rate to remain near current levels, or increase slightly if the total pre-tax income grows faster than tax-preferred investment income.
Significant Customers
     Our objective is controlled, profitable growth in both Primary and Modified Pool business while adhering to our risk management strategies. Our strategy is to continue our focus on national lenders while maintaining the productive relationships that we have built with regional lenders. Competition within the mortgage insurance industry continues to increase as many large mortgage lenders have limited the number of mortgage insurers with whom they do business. At the same time, consolidation among national lenders has increased the share of the mortgage origination market controlled by the largest lenders and that has led to further concentrations of business with a relatively small number of lenders. Many of the national lenders allocate Primary business to several different mortgage insurers. These allocations can vary over time. Our ten largest customers were responsible for 80% and 79% of Primary insurance written during the second quarter and first six months of 2006. For the second quarter and first six months of 2006, we had three customers that were each responsible for more than 10% of Primary insurance written. These customers were responsible for 63% and 62% of

Primary insurance written during the second quarter and first six months of 2006. Through actively seeking business with other lenders that meet our criteria, we are broadening our customer base in order to limit our concentration among lenders. The loss of or considerable reduction in business from one or more of these significant customers without a corresponding increase from other lenders would have an adverse effect on our business.
Financial Position
     Total assets increased to $809 million at June 30, 2006, an annualized growth rate of 11% over December 31, 2005, with most of the growth in invested assets and prepaid federal income taxes. Total liabilities increased to $278 million at June 30, 2006 from $268 million at December 31, 2005, primarily driven by an increase in deferred tax liabilities. This section identifies several items on our balance sheet that are important in the overall understanding of our financial position. These items include deferred policy acquisition costs, prepaid federal income tax and related deferred income taxes. The majority of our assets are in our investment portfolio. A separate Investment Portfolio section follows the Financial Position section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk.
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
     Our DAC models separate the costs capitalized and the amortization streams between transactions arising from structured bulk and flow delivery channels. Generally, structured bulk transactions have significantly lower acquisition costs associated with the production of the business and they also have a shorter original estimated policy life. We apply the dynamic adjustment to the structured bulk transaction DAC models utilizing the same methodology. At June 30, 2006, net unamortized DAC relating to structured bulk transactions amounted to 7.3% of the total DAC on the balance sheet compared to 6.8% at December 31, 2005.

     The following table shows the DAC asset for the three months and six months ended June 30, 2006 and 2005 and the effect of persistency on amortization:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In thousands, except percentages)
Balance — beginning of period	$33,904	$33,023	$33,684	$32,453
Costs capitalized	4,417	3,754	8,499	7,981
Amortization — normal	(3,988)	(3,262)	(7,837)	(6,577)
Amortization — dynamic adjustment	(130)	(433)	(143)	(775)

Total amortization	(4,118)	(3,695)	(7,980)	(7,352)

Balance — end of period	$34,203	$33,082	$34,203	$33,082

Annual Persistency			72.1%	69.3%

     The growth in the normal DAC amortization is due to the growth in the DAC asset. As the annual persistency improved at June 30, 2006 from June 30, 2005, DAC amortization resulting from the dynamic adjustment for the three months and six months ending June 30, 2006 declined from that for the same periods of 2005.
     Assuming no significant declines in interest rates, we expect persistency to remain flat or to improve moderately throughout the remainder of 2006. Based on this assumption, we anticipate DAC amortization to increase at a rate similar to growth in the DAC asset.
  Prepaid Federal Income Taxes and Deferred Income Taxes
     We purchase ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) to take advantage of a special contingency reserve deduction specific to mortgage guaranty companies. We record these bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that will become due in ten years when the contingency reserve is released, and the Tax and Loss Bonds mature. The proceeds from the maturity of the Tax and Loss Bonds are used to fund the income tax payments. Prepaid income taxes were $151.9 million at June 30, 2006 compared to $139.5 million at December 31, 2005.
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

Investment Portfolio
  Portfolio Description
     Our strategy for managing our investment portfolio is to optimize investment returns while preserving capital and liquidity and adhering to regulatory and rating agency requirements. We invest for the long term, and most of our investments are held until they mature. Our investment portfolio includes primarily fixed income securities, and the majority of these are tax-preferred state and municipal bonds. We have established a formal investment policy that describes our overall quality and diversification objectives and limits. Our investment policy and strategies are subject to change depending upon regulatory, economic, and market conditions as well as our existing financial condition and operating requirements, including our tax position. We invest for the long term and most of our investments are held until they mature. We classify our debt and equity securities with readily determinable market values as available for sale. This classification allows us the flexibility to dispose of securities in order to pursue our investment strategy and meet our operating requirements. Investments classified as available for sale are carried on our balance sheet at fair value. Investments without readily determinable market values are classified as other investments and are also carried at fair value.
     The following table shows the growth and diversification of our investment portfolio:

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(In thousands, except percentages)
Available-for-sale securities:
Fixed maturity securities:
U. S. government obligations	$11,570	2.0%	$12,124	2.2%
State and municipal bonds	527,653	91.7	500,027	91.4
Corporate bonds	17,102	3.0	21,855	4.0
Mortgage-backed bonds	53	0.0	58	0.0

Total fixed maturities	556,378	96.7	534,064	97.6
Equity securities	9,660	1.7	8,159	1.5

Total available-for-sale securities	566,038	98.4	542,223	99.1
Other investments	5,000	0.9	—	0.0
Short-term investments	4,277	0.7	4,796	0.9

	$575,315	100.0%	$547,019	100.0%

     We seek to provide liquidity in our investment portfolio through cash equivalent investments and through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity and duration in our investment portfolio consistent with our business outlook and the expected timing, direction, and degree of changes in interest rates.

     We also manage risk and liquidity by limiting our exposure on individual securities. The following table shows the ten largest exposures to an individual creditor, or issuer in the case of equity securities, in our investment portfolio as of June 30, 2006:

	Carrying	% of Total
Name of Creditor/Issuer	Value	Invested Assets
	(In thousands, except percentages)
Atlanta, Georgia Airport	$6,700	1.16%
State of Connecticut	6,375	1.11
State of Pennsylvania	5,962	1.04
Federal National Mortgage Association	5,275	0.92
State of Hawaii	5,240	0.91
State of California	5,000	0.87
Structured Credit Holdings Plc (common stock)	5,000	0.87
Port of Seattle, Washington	4,526	0.79
City of Chicago, Illinois	4,373	0.76
Denver, Colorado City and County Airport	4,166	0.72
     As shown above, no investment in the securities of any single issuer exceeded 2% of our investment portfolio at June 30, 2006.
     The following table shows the results of our investment portfolio for the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In thousands, except percentages)
Average investments at cost or amortized cost	$558,506	$481,131	$550,804	$472,904
Pre-tax net investment income	$6,535	$5,743	$12,757	$11,158
Pre-tax yield	4.7%	4.8%	4.6%	4.7%
Pre-tax realized investment gains	$772	$39	$1,672	$46
     The tax equivalent yield-to-maturity at June 30, 2006 was 6.7% compared to 6.9% at June 30, 2005. The decline in the tax-equivalent yield-to-maturity reflects the impact of the maturity or call of higher yielding investments and the subsequent investment purchases at available new money rates, which were lower than that of our overall portfolio. We anticipate this trend to continue throughout the remainder of 2006.

  Unrealized Gains and Losses
     The following table summarizes by category our unrealized gains and losses in our securities portfolio at June 30, 2006:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Fixed maturity securities:
U. S. government obligations	$12,108	$3	$(541)	$11,570
State and municipal bonds	524,413	7,598	(4,358)	527,653
Corporate bonds	16,220	917	(35)	17,102
Mortgage-backed bonds	51	2	—	53

Subtotal, fixed maturities	552,792	8,520	(4,934)	556,378
Equity securities	9,605	423	(368)	9,660

Total available-for-sale securities	562,397	8,943	(5,302)	566,038
Other investments	5,000	—	—	5,000

	$567,397	$8,943	$(5,302)	$571,038

     These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. Of the gross unrealized losses on fixed maturity securities shown above, approximately $3.4 million related to bonds with a maturity date in excess of ten years and we intend to hold these securities for a sufficient time to recover in value. The largest individual unrealized loss on any one security at June 30, 2006 was approximately $203,000 on a U.S. governmental agency bond with an amortized cost of $5.0 million. Gross unrealized gains and losses at June 30, 2005 were $25.8 million and $(0.5) million, respectively.

Credit Risk
     Credit risk is inherent in an investment portfolio. We manage this risk through a structured approach to internal investment quality guidelines and diversification while assessing the effects of the changing economic landscape. One way we attempt to limit the inherent credit risk in the portfolio is to maintain investments with high ratings. The following table shows our available-for-sale investment portfolio by credit ratings:

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(In thousands, except percentages)
Fixed Maturities:
U.S. treasury and agency bonds	$11,570	2.1%	$12,124	2.3%
AAA	441,236	79.3	420,489	78.7
AA	61,666	11.1	52,812	9.9
A	28,201	5.1	30,176	5.7
BBB	10,960	2.0	9,780	1.8
BB	50	0.0	781	0.1
Not rated	2,695	0.4	7,902	1.5

Total fixed maturities	$556,378	100.0%	$534,064	100.0%

Equities:
Preferred stocks:
AA	$1,594	16.5%	$1,709	20.9%
A	1,998	20.7	1,559	19.1
BBB	1,088	11.2	1,125	13.8
Not rated	—	0.0	490	6.0

	4,680	48.4	4,883	59.8
Common stocks	4,980	51.6	3,276	40.2

Total equities	$9,660	100.0%	$8,159	100.0%

     We regularly review our entire investment portfolio to identify securities that may have suffered impairments in value that will not be recovered, termed potentially distressed securities. In identifying potentially distressed securities, we screen all securities held with a particular emphasis on those that have a fair value to cost or amortized cost ratio of less than 80%. Additionally, as part of this identification process, we utilize the following information:
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
     Of the $5.3 million of gross unrealized losses at June 30, 2006, securities with a fair value to cost or amortized cost ratio of less than 90% had a combined unrealized loss of approximately $162,000.
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
  Realized Losses and Impairments
     Realized losses include both write-downs of securities with other-than-temporary impairments and losses from the sales of securities. During the second quarter of 2006, we committed to an investment of $5 million in equities in a private company. Included in the list of securities to be disposed in order to fund this investment were seven securities with market values lower than book values. When the decision to sell the securities was made, all seven were written down by a combined total of $120,000 to values that approximated their market values. The largest write-down on any individual security was approximately $25,000. All seven securities were subsequently sold in the second quarter for a combined realized loss of approximately $9,000. The circumstances surrounding these write-downs did not impact any other securities in our portfolio.
     For the first six months of 2006, we wrote down eleven securities by a total of approximately $275,000. We did not write-down any securities during the second quarter or first six months of 2005.

Liquidity and Capital Resources
     Our sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and prepaid federal income taxes in the form of Tax and Loss Bonds.
     We generated positive cash flow from operating activities of $36.7 million in the first half of 2006 compared to $32.8 million for the first half of 2005. The increase over 2005 in cash provided by operating activities reflects growth in premiums largely offset by growth in paid claims and operating expenses.
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
     The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay its parent company. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and that limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Division. As of June 30, 2006, there have been no dividends paid by the insurance subsidiaries to the parent company. Further, there are no restrictions or requirements for capital support arrangements between the parent company and Triad or its subsidiaries. The initial minimum capital required to commence business in Canada is approximately $45 million. We anticipate that Triad will pay a dividend to the parent company to partially fund the initial investment. Based upon current Canadian capital requirements and our internal projections for growth in that market, we currently anticipate that we will generate all required capital internally.
     We cede business to captive reinsurance affiliates of certain mortgage lenders (“captives”), primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds or letters of credit.
     Total stockholders’ equity increased to $531.2 million at June 30, 2006 compared to $499.2 million at December 31, 2005. This increase resulted primarily from net income for the first six months of 2006 of $38.1 million and additional paid-in-capital of $2.5 million resulting from share-based compensation to employees and the associated tax benefit, partially offset by a decrease in net unrealized gains on investments of $8.7 million.

     Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. The following table provides information regarding our statutory capital position at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Statutory policyholders’ surplus	$154.7	$131.6
Statutory contingency reserve	492.0	447.8

Total	$646.7	$579.4

     The primary difference between statutory policyholders’ surplus and equity computed under generally accepted accounting principles is the statutory contingency reserve. Mortgage insurance companies are required to add to the contingency reserve an amount equal to 50% of calendar year earned premiums and retain the reserve for 10 years, even if the insurance is no longer in force. Therefore, a growing company such as Triad normally has a greater increase in its contingency reserve than in its statutory surplus.
     Triad’s ability to write insurance depends on the maintenance of its financial strength ratings. Triad is rated “AA” by both Standard & Poor’s Ratings Services and Fitch Ratings and “Aa3” by Moody’s Investors Service. A reduction in Triad’s rating or outlook could adversely affect our operations.
     A significant reduction of capital or a significant increase in risk may impair Triad’s ability to write additional insurance. A number of states generally limit Triad’s risk-to-capital ratio to 25-to-1. As of June 30, 2006, Triad’s risk-to-capital ratio was 11.8-to-1 as compared to 12.6-to-1 at December 31, 2005. The risk-to-capital ratio is calculated using net risk in force as the numerator and statutory capital as the denominator. Net risk in force accounts for risk ceded under reinsurance arrangements, including captive risk-sharing arrangements as well as any applicable stop-loss limits and deductible amounts.
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
     The Office of Federal Housing Enterprise Oversight (OFHEO) issued its risk-based capital rules for Fannie Mae and Freddie Mac in the first quarter of 2002. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a “AAA” rated private mortgage insurer than for insurance from a “AA” rated private mortgage insurer. The phase-in period for OFHEO’s risk-based capital rules is ten years. We do not believe the new risk-based capital rules had an adverse impact on our financial condition or operations through the first six months of 2006 or that these rules will have a significant adverse impact on our financial condition or operations in the future. However, if the risk-based capital rules result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, our operations and financial condition could be significantly impacted.
Off Balance Sheet Arrangements and Aggregate Contractual Obligations
     We had no material off-balance sheet arrangements at June 30, 2006.
     We lease office facilities, automobiles, and office equipment under operating leases with minimum lease commitments that range from one to ten years. We have no capitalized leases or material purchase commitments.
     Our long-term debt has a single maturity date of 2028. There have been no material changes to the aggregate contractual obligations shown in our annual report on Form 10-K for the year ended December 31, 2005.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
     Management’s Discussion and Analysis and other sections of this Report contain forward-looking statements relating to future plans, expectations, and performance, which involve various risks and uncertainties, including, but not limited to, the following:
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company’s market risk exposures at June 30, 2006 have not materially changed from those identified in our annual report on Form 10-K for the year ended December 31, 2005.
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
b)	There have been no changes in internal controls over financial reporting during the first six months of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings — None
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders was held on May 17, 2006. Shares entitled to vote at the Annual Meeting totaled 14,831,560 of which 13,356,675 shares were represented.
The following seven directors were elected at the Annual Meeting. Shares voted for and authorized withheld for each nominee were as follows:

Name of Nominee	Number of Votes for	Authorization Withheld
Glenn T. Austin, Jr.	13,219,639	137,036
Robert T. David	13,223,739	132,936
William T. Ratliff, III	13,032,509	324,166
Michael A.F. Roberts	13,186,180	170,495
Richard S. Swanson	13,172,843	183,832
Mark K. Tonnesen	13,262,487	94,188
David W. Whitehurst	13,234,314	122,361
The 2006 Long-Term Stock Incentive Plan was approved with the number of shares voted as follows: 11,715,631 for, 39,494 withheld, and 868,128 against.
Item 5. Other Information — None
Item 6. Exhibits — See exhibit index on page 41.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIAD GUARANTY INC. Date: August 9, 2006
/s/ Kenneth W. Jones
Kenneth W. Jones
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.35	Form of 2006 Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan (filed as an exhibit to the Registrant’s Form 8-K dated May 17, 2006 and incorporated by reference herein).

10.36	Amendment to Employment Agreement between Registrant and Ron D. Kessinger (filed as an exhibit to the Registrant’s Form 8-K dated July 15, 2006 and incorporated by reference herein).

10.37	Employment Agreement between Registrant and Kenneth W. Jones (filed as an exhibit to the Registrant’s Form 8-K dated March 30, 2006 and incorporated by reference herein).

10.38	Resignation and Release Agreement between Registrant and Eric B. Dana (filed as an exhibit to the Registrant’s Form 8-K dated March 30, 2006 and incorporated by reference herein)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.