Form 10-Q
period 2006-09-30
TRIAD GUARANTY INC
filed 2006-11-09
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
     Number of shares of Common Stock, par value $0.01 per share, outstanding as of November 3, 2006, was 14,889,059.

TRIAD GUARANTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30	December 31
	2006	2005
	(In thousands, except share data)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $572,341 and $518,137)	$590,040	$534,064
Equity securities (cost: $9,602 and $7,001)	10,113	8,159
Other investments	5,000	—
Short-term investments	6,023	4,796

	611,176	547,019
Cash and cash equivalents	9,230	8,934
Real estate acquired in claim settlement	7,982	5,721
Accrued investment income	7,695	7,237
Deferred policy acquisition costs	34,681	33,684
Prepaid federal income taxes	159,268	139,465
Property and equipment	7,842	7,827
Income taxes recoverable	200	181
Reinsurance recoverable	1	948
Other assets	19,904	16,487

Total assets	$857,979	$767,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$60,123	$51,074
Unearned premiums	12,457	13,494
Amounts payable to reinsurers	5,838	4,810
Deferred income taxes	175,728	155,189
Long-term debt	34,508	34,501
Accrued interest on debt	584	1,275
Accrued expenses and other liabilities	7,819	7,969

Total liabilities	297,057	268,312
Commitments and contingencies — Note 4
Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — authorized 33,091,400 shares; issued and outstanding 14,887,889 shares at September 30, 2006 and 14,774,153 shares at December 31, 2005	149	148
Additional paid-in capital	103,964	103,657
Accumulated other comprehensive income, net of income tax liability of $6,373 at September 30, 2006 and $5,980 at December 31, 2005	11,836	11,106
Deferred compensation	—	(3,161)
Retained earnings	444,973	387,441

Total stockholders’ equity	560,922	499,191

Total liabilities and stockholders’ equity	$857,979	$767,503

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In thousands, except share data)
Revenue:
Premiums written:
Direct	$65,828	$53,272	$186,101	$152,158
Ceded	(11,925)	(10,299)	(34,498)	(29,863)

Net premiums written	53,903	42,973	151,603	122,295
Change in unearned premiums	174	1,155	1,031	1,731

Earned premiums	54,077	44,128	152,634	124,026

Net investment income	6,761	5,896	19,518	17,054
Net realized investment (losses) gains	(36)	(170)	1,636	(124)
Other income	3	2	6	13

	60,805	49,856	173,794	140,969

Losses and expenses:
Net losses and loss adjustment expenses	19,305	16,958	52,927	44,876
Interest expense on debt	693	694	2,080	2,080
Amortization of deferred policy acquisition costs	4,109	3,714	12,089	11,066
Other operating expenses (net of acquisition costs deferred)	9,279	7,494	26,288	21,728

	33,386	28,860	93,384	79,750

Income before income taxes	27,419	20,996	80,410	61,219
Income taxes:
Current	979	706	2,930	2,107
Deferred	7,048	4,996	19,948	14,859

	8,027	5,702	22,878	16,966

Net income	$19,392	$15,294	$57,532	$44,253

Earnings per common and common equivalent share:
Basic	$1.31	$1.04	$3.90	$3.01

Diluted	$1.30	$1.03	$3.86	$2.99

Shares used in computing earnings per common and common equivalent share:
Basic	14,774,781	14,753,673	14,767,556	14,680,355

Diluted	14,923,102	14,837,017	14,899,940	14,809,568

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2006	2005
	(In thousands)
Operating activities
Net income	$57,532	$44,253
Adjustments to reconcile net income to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	8,012	5,987
Accrued expenses and other liabilities	(150)	153
Current taxes payable	—	576
Income taxes recoverable	(19)	(162)
Amounts due to/from reinsurers	1,975	362
Accrued investment income	(458)	(326)
Policy acquisition costs deferred	(13,086)	(11,945)
Amortization of deferred policy acquisition costs	12,089	11,066
Net realized investment (gains) losses	(1,636)	124
Provision for depreciation	1,879	2,575
Accretion of discount on investments	49	(251)
Deferred income taxes	19,948	14,859
Prepaid federal income taxes	(19,803)	(13,815)
Real estate acquired in claim settlement, net of write-downs	(2,261)	(2,473)
Accrued interest on debt	(691)	(691)
Other assets	(3,417)	(1,149)
Other operating activities	2,687	3,001

Net cash provided by operating activities	62,650	52,144

Investing activities
Securities available-for-sale:
Purchases — fixed maturities	(125,797)	(93,536)
Sales — fixed maturities	69,280	25,614
Maturities — fixed maturities	3,020	8,250
Purchases — equities	(4,772)	—
Sales — equities	3,131	512
Purchases of other investments	(5,000)	—
Net change in short-term investments	(1,227)	7,710
Purchases of property and equipment	(1,894)	(1,787)

Net cash used in investing activities	(63,259)	(53,237)

Financing activities
Excess tax benefits from share-based compensation	280	—
Proceeds from exercise of stock options	625	3,261

Net cash provided by financing activities	905	3,261

Net change in cash and cash equivalents	296	2,168
Cash and cash equivalents at beginning of period	8,934	10,440

Cash and cash equivalents at end of period	$9,230	$12,608

Supplemental schedule of cash flow information
Cash paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$24,438	$16,246
Interest	2,765	2,765
See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
1. The Company
     Triad Guaranty Inc. is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”), provides mortgage insurance coverage in the United States. This allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market and protects lenders from credit default-related expenses. Triad Guaranty Inc. and its subsidiaries are collectively referred to as the “Company”.
2. Accounting Policies And Basis Of Presentation
  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form 10-K for the year ended December 31, 2005.
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
  Share-Based Compensation
     Prior to January 1, 2006, the Company accounted for stock option grants and grants of restricted stock under its 1993 Long-Term Stock Incentive Plan (the “Plan”), which is more fully described in Note 8, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”). In accordance with APB 25, compensation expense was recognized for grants of restricted stock, but not for grants of stock options. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires compensation expense relating to share-based payment transactions to be recognized in financial statements. The Company adopted SFAS 123(R) effective January 1, 2006, utilizing the modified prospective application as defined in that statement. Under that transition method, compensation expense recognized in the third quarter of 2006 and the nine months ended September 30, 2006 includes: a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
     The following table shows the effect of adopting SFAS 123(R) in the Company’s financial statements:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(In thousands, except per share information)
Income before income taxes	$(306)	$(899)
Net income	$(198)	$(584)
Earnings per share — basic	$(0.01)	$(0.04)
Earnings per share — diluted	$(0.01)	$(0.04)
     Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from share-based compensation as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation expense recognized for those share-based payments to be classified as financing cash flows. This amount was $280,000 for the nine months ended September 30, 2006.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands, except earnings per share information)
Net income — as reported	$15,294	$44,253
Net income — pro forma	$15,143	$43,822

Earnings per share — as reported:
Basic	$1.04	$3.01
Diluted	$1.03	$2.99

Earnings per share — pro forma:
Basic	$1.03	$2.99
Diluted	$1.02	$2.96
  Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company beginning January 1, 2007 and is not expected to have a material impact on the Company’s financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008 and is not expected to have a material impact on the Company’s financial position or results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance on the consideration of the financial statement impacts of uncorrected prior year misstatements when quantifying a current year misstatement. SAB 108 is effective for the Company’s 2006 financial statements and is not expected to have a material impact on the Company’s financial position or results of operations.
3. Consolidation
     The consolidated financial statements include the accounts of Triad Guaranty Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

4. Commitments And Contingencies
  Reinsurance
     Premiums are ceded and risks transferred to other insurance companies under various reinsurance agreements, the majority of which are captive reinsurance agreements with affiliates of certain customers. Reinsurance contracts do not relieve Triad from its obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to Triad; consequently, allowances are established for any amounts that are deemed uncollectible. Triad evaluates the financial condition of its reinsurers and monitors credit risk arising from similar geographic regions, activities, or economic characteristics of its reinsurers to minimize its exposure to significant losses from reinsurer insolvency.
  Insurance In Force, Dividend Restrictions, and Statutory Results
     Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at September 30, 2006 and December 31, 2005, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements, any applicable stop-loss limits and deductibles. Triad’s ratio is as follows:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Net risk	$8,065,064	$7,312,697

Statutory capital and surplus	$157,934	$131,582
Statutory contingency reserve	515,957	447,826

Total	$673,891	$579,408

Risk-to-capital ratio	12.0 to 1	12.6 to 1

     Triad and its wholly-owned subsidiaries are each required under their respective domiciliary states’ insurance code to maintain a minimum level of statutory capital and surplus. Triad, an Illinois domiciled insurer, is required under the Illinois Insurance Code (the “Code”) to maintain minimum statutory capital and surplus of $5 million. The Code permits dividends to be paid only out of earned surplus and requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders, or (b) statutory net income for the calendar year preceding the date of the dividend.
     Net income as determined in accordance with statutory accounting practices was $79.5 million and $61.2 million for the nine months ended September 30, 2006 and 2005, respectively, and $77.1 million for the year ended December 31, 2005.

     At September 30, 2006 and December 31, 2005, the amount of Triad’s equity that could be paid out in dividends to Triad Guaranty Inc. was $74.7 million and $47.9 million, respectively, which was the earned surplus of Triad on a statutory basis on those dates.
  Loss Reserves
     The Company establishes loss reserves to provide for the estimated costs of settling claims on both loans reported in default and on loans in default that are in the process of being reported to the Company as of the date of the financial statements. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. Amounts recoverable from the sale of properties acquired in lieu of foreclosure are considered in the determination of the reserve estimates. Loss reserves are established by management using historical experience and by making various assumptions and judgments about claim rates (frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default. The Company’s reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as age, policy year, geography, chronic late payment characteristics, the number of months the loans have been in default, as well as whether the loans in default were underwritten through the flow channel or as part of a structured bulk transaction. The estimates are continually reviewed, and as adjustments to these liabilities become necessary, such adjustments are reflected in the financial statements in the periods in which the adjustments are made.
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
6. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three months ended September 30, 2006 and 2005, the Company’s comprehensive income was $28.9 million and $11.1 million, respectively. For the nine months ended September 30, 2006 and 2005, the Company’s comprehensive income was $58.3 million and $43.3 million, respectively.

7. Income Taxes
     Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds.
8. Long-Term Stock Incentive Plan
     In May 2006, the Company’s shareholders approved the 2006 Long-Term Stock Incentive Plan (the “Plan”). Under the Plan, certain directors, officers, and key employees are eligible to receive various share-based compensation awards. Stock options and restricted stock may be awarded under the Plan for a fixed number of shares with a requirement for stock options granted to have an exercise price equal to or greater than the fair value of the shares at the date of grant. Generally, both the stock options and restricted stock awards vest over three years. Options granted under the Plan expire no later than ten years following the date of grant. In May 2006, the Company’s shareholders also approved the termination as to future awards of the 1993 Long-Term Stock Incentive Plan, which was structured similar to the 2006 Long-Term Stock Incentive Plan. Upon termination, 86,024 shares available for issuance under the 1993 Long-Term Stock Incentive Plan were merged into the Plan. The number of shares authorized to be granted or issued through equity awards under the Plan is 1,091,400. As of September 30, 2006, 1,654,224 shares were reserved (including 657,883 shares granted as part of the 1993 Long-Term Stock Incentive Plan that have not been exercised or vested) and 1,087,925 shares were available for issuance under the Plan. The following table shows amounts recognized in the financial statements related to share-based compensation:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
		(In thousands)
Gross compensation expense	$908	$438	$2,604	$1,249
Tax benefit	317	153	911	437
Compensation expense capitalized as part of deferred acquisition costs	144	180	421	180
     A summary of option activity under the Plan for the nine months ended September 30, 2006 is presented below:

				Weighted-
		Weighted-	Aggregate	Average
	Number	Average	Intrinsic	Remaining
	of Shares	Exercise Price	Value	Contractual Term
	(In thousands)
Outstanding, January 1, 2006	588,780	$37.21
Granted	13,594	43.00
Exercised	31,555	19.80
Cancelled	4,520	43.25

Outstanding, September 30, 2006	566,299	38.27	$7,445	4.9 years

Exercisable, September 30, 2006	421,196	36.68	$6,168	3.5 years

     The fair value of stock options is estimated on the date of grant using a Black-Scholes pricing model. The weighted-average assumptions used for options granted during the nine months ended September 30, 2006 and 2005 are noted in the following table. The expected volatilities are based on volatility of the Company’s stock over the most recent historical period corresponding to the expected term of the options. The Company also uses historical data to estimate option exercise and employee terminations within the model; separate groups of employees with similar historical exercise and termination histories are considered separately for valuation purposes. The risk-free rates for the periods corresponding to the expected terms of the options are based on U.S. Treasury rates in effect on the dates of grant.

	2006	2005
Expected volatility	34.0%	46.0%
Expected dividend yield	0.0%	0.0%
Expected term	5.0 years	7.7 years
Risk-free rate	4.5%	4.1%
     The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $16.28 and $23.32, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was approximately $839,000 and $5.0 million, respectively.
     A summary of restricted stock activity under the Plan for the nine months ended September 30, 2006 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested, January 1, 2006	101,415	$46.93
Granted	46,950	45.50
Vested	34,097	47.05
Cancelled	1,160	44.14

Nonvested, September 30, 2006	113,108	46.33

     The fair value of restricted stock is determined based on the closing price of the Company’s shares on the grant date. The weighted-average grant-date fair value of restricted stock granted during the nine months ended September 30, 2006 and 2005 was $45.50 and $47.52, respectively.
     As of September 30, 2006, there was $5.5 million of unrecognized compensation expense related to nonvested stock options and restricted stock granted under the Plan. That expense is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of stock options and restricted stock vested during the nine months ended September 30, 2006 and 2005 was $1.7 million and $2.1 million, respectively.
     The Company issues new shares upon exercise of stock options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position, and results of operations for the three months and nine months ended September 30, 2006 and 2005, of the Company. This discussion supplements Management’s Discussion and Analysis in our annual report on Form 10-K for the year ended December 31, 2005, and should be read in conjunction with the interim financial statements and notes contained herein.
     Certain of the statements contained herein, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, and legislative developments. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are different than anticipated, legislative developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity, as well as the risk factors described in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005 and the “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” section below with respect to forward-looking statements contained herein.
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
     We believe that these continue to be the critical accounting policies applicable to the Company and that these policies were applied in a consistent manner during the first nine months of 2006.
Overview
     Through our subsidiaries, we provide Primary and Modified Pool mortgage guaranty insurance coverage to residential mortgage lenders and investors as a credit-enhancement vehicle. We classify insurance as Primary when we are in the first loss position and the loan-to-value ratio (“LTV”) is 80% or greater when the loan is first insured. We classify all other insurance as Modified Pool. The majority of our Primary insurance is delivered through the flow channel, which is defined as loans originated by lenders and submitted to us on a loan-by-loan basis. We also provide mortgage insurance to lenders and investors who seek additional default protection (typically secondary coverage or on loans for which the individual borrower has greater than 20% equity), capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. These transactions are referred to as our structured bulk channel business. All of our Modified Pool insurance is delivered through the structured bulk channel.
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
     Our profitability depends largely on a) the volume of business insured combined with the adequacy of our product pricing and underwriting discipline relative to the risks insured, b) persistency levels, c) operating efficiencies, and d) the level of investment yield, including realized gains and losses, on our investment portfolio. We define persistency as the percentage of insurance in force remaining from twelve months prior. Cancellations of policies originated during the past twelve months are not considered in our calculation of persistency. This method of calculating persistency may vary from that of other mortgage insurers. We believe that our calculation presents an accurate measure of the percentage of insurance in force remaining from twelve months prior. Cancellations result primarily from the borrower refinancing or selling insured mortgaged residential properties and, to a lesser degree, from the borrower achieving prescribed equity levels at which the lender no longer requires mortgage guaranty insurance.
     For a more detailed description of our industry and operations, refer to the “Business” section of our annual report on Form 10-K for the year ended December 31, 2005.

Consolidated Results of Operations
     Following is selected financial information for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended			Nine Months Ended
	September 30			September 30
			%			%
	2006	2005	Change	2006	2005	Change
	(In thousands, except percentages and per share information)
Earned premiums	$54,077	$44,128	22.5%	$152,634	$124,026	23.1%
Net losses and loss adjustment expenses	19,305	16,958	13.8	52,927	44,876	17.9
Other operating expenses	9,279	7,494	23.8	26,288	21,728	21.0
Net income	19,392	15,294	26.8	57,532	44,253	30.0
Diluted earnings per share	$1.30	$1.03	26.2%	$3.86	$2.99	29.1%
     The increase in net income for the third quarter of 2006 over the third quarter of 2005 was a result of strong growth in earned premiums that exceeded growth of operating expenses and net losses and loss adjustment expenses. Earned premiums have increased driven by growth of our insurance in force coupled with an increase in basis points on Primary business. The increase in basis points was due to growth in production of new insurance with risk-adjusted rates such as Alt-A loans and adjustable rate mortgages (“ARMs”), including potential negative amortization loans. These same factors were also responsible for the increase in net income for the first nine months of 2006 over that for the same period of 2005.
     Growth of our insurance in force combined with seasoning of our portfolio caused net losses and loss adjustment expenses for the third quarter of 2006 to increase over the third quarter of 2005. Direct paid losses remained increased slightly to $13.6 million for the third quarter of 2006 over $13.5 million for the same quarter of 2005. For the first nine months of 2006, paid claims were $42.4 million compared to $36.4 million for the first nine months of 2005. The actual number of claims paid for the third quarter and first nine months of 2006 increased 2.7% and 20.2% over the respective periods of 2005 due to growth in our number of insured loans and a greater percentage of loans entering the peak claim paying period. In addition to paid claims, net losses and loss adjustment expenses also includes the change in reserves. We increased reserves $5.2 million and $9.0 million for the third quarter and first nine months of 2006, respectively, compared to increases of $3.2 million and $7.8 million in the third quarter and first nine months of 2005.
     Diluted earnings per share for the third quarter and first nine months of 2006 increased over the same periods of 2005 consistent with the increases in net income. Realized investment losses, net of taxes, had no impact on diluted earnings per share for the third quarter of 2006. For the first nine months of 2006, we had realized investment gains, which increased diluted earnings per share by $0.07 for this period. For the third quarter and the first nine months of 2005, we had realized investment losses that reduced diluted earnings per share by $0.01 for both periods. The impact of realized investment gains and losses on diluted earnings per share is a non-GAAP measure. We believe this is relevant and useful information to investors because, except for write-downs on other-than-temporarily impaired securities, it shows the effect that our discretionary sales of investments had on earnings. See the further discussion of impairment write-downs in the “Realized Losses and Impairments” section below.
     In July 2006, we announced our intention to submit an application to incorporate a Canadian subsidiary to begin operations in Canada. The Canadian company will be a monoline provider of mortgage guaranty insurance and, pending regulatory approvals, could start operations sometime in 2007. We incurred approximately $480,000 of expenses in the first nine months of 2006 relating to legal fees, personnel and application fees in connection with this process. We expect these expenses to increase during the fourth quarter of 2006 as we continue to put the necessary personnel and infrastructure into place in anticipation of the commencement of business in 2007.
     We describe our results in greater detail in the discussions that follow. The information is presented in three categories: Production and In Force, Revenues, and Losses and Expenses.
  Production and In Force
     A summary of new production for the three months and nine months ended September 30, 2006 and 2005 broken out between Primary and Modified Pool follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
			%			%
	2006	2005	Change	2006	2005	Change
		(In millions, except percentages)
Primary insurance written	$3,280	$3,093	6.0%	$8,172	$8,225	(0.6)%
Modified pool insurance written	2,956	4,526	(34.7)	10,542	8,427	25.1

Total insurance written	$6,236	$7,619	(18.2)%	$18,714	$16,652	12.4%

     Net new primary insurance written increased primarily due to increased production of products with risk-adjusted pricing such as potential negative amortizing loans. Potential negative amortizing loans include pay option ARMs. We define pay option ARMs as those that provide a fixed period of time for which the borrower has the option to pay monthly payments that are less than the interest accrued for those months. If the borrower elects this option, the LTV increases on the loan. Because the LTV can increase on a pay option ARM, these types of loans may present more risk to a mortgage insurer than traditional amortizing loans. We define ARMs with positive amortization as those that have scheduled loan principal amortization and those for which monthly payments are interest only for a fixed period of time and then convert to scheduled loan principal amortization. We classify all loans with adjustable interest rates as ARMs, including those for which the interest rate is fixed for a certain period of time.
     Net new primary insurance written using the industry trade association (Mortgage Insurance Companies of America, or “MICA”) definitions, for the entire industry declined approximately 9% for the third quarter and approximately 7% for the first nine months of 2006 from the corresponding periods of 2005 based on information available from MICA and other public sources. This decline, although largely mitigated by our increased production of products with risk-adjusted pricing, led to the slight decline in Primary new insurance written for the first nine months of 2006 from the same period of 2005. We believe that the overall mortgage loan origination market will be smaller for all of 2006 than 2005, which will continue to reduce our Primary new insurance written for the year. However, we believe that alternative credit enhancements such as 80-10-10’s, which can limit the need for mortgage insurance, have become less attractive to borrowers as short-term interest rates have risen. If interest rates remain at current levels or continue to rise, the erosion of mortgage insurance written caused by these arrangements may soften, which could partially mitigate the overall reduction of Primary insurance written.
     We write Modified Pool insurance only through our structured bulk channel. Our Modified Pool insurance written declined in the third quarter of 2006 from the third quarter of 2005 but increased for the first nine months of 2006 over the same period of 2005. Structured bulk transactions for the entire industry declined approximately 21% for the third quarter of 2006 from that for 2005 but increased approximately 13% for the first nine months of 2006 over the same period of 2005, according to information available from MICA and other publicly available data. Our Modified Pool insurance written is likely to vary significantly from period to period due to: a) the limited number of transactions (but with larger size) occurring in this market, b) the level of competition from other mortgage insurers, c) the relative attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancement, and d) the changing loan composition and underwriting criteria of the market. We believe there will continue to be opportunities throughout the remainder of 2006 in the structured bulk transaction market that meet our loan quality and pricing objectives.
     The following table provides estimates of our national market share of net new insurance written, using MICA definitions, through our flow and structured bulk channels based on information available from MICA and other public sources for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Flow channel	6.0%	6.0%	5.7%	5.9%
Structured bulk channel	17.8%	17.1%	16.6%	12.9%
Total	9.4%	9.5%	9.4%	8.0%
     Our total market share remained relatively flat for the third quarter of 2006 compared to the third quarter of 2005. For the nine months ended September 30, 2006 our total market share increased over the same period of 2005 due to strong production through our structured bulk channel combined with the increase of structured bulk transactions as a percentage of the total mortgage insurance written for the industry. As mentioned earlier, our structured bulk channel market share will vary from period to period since this market has fewer but significantly larger transactions. Further, our share of this market is dependent on the availability of transactions that meet our credit quality and pricing benchmarks and on our ability to bid successfully to provide insurance on these transactions.

     We continue to increase our participation in the Alt-A marketplace. We have defined Alt-A loans as individual loans having FICO credit scores greater than 619 that have been underwritten with reduced or no documentation. The following table summarizes the credit quality characteristics of our Primary new insurance written during the three months and nine months ended September 30, 2006 and 2005 and reflects the growth in our Alt-A production. We have defined A Minus loans as those having FICO credit scores greater than 574, but less than 620. We have defined Sub Prime loans as those with credit scores less than 575.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Prime	66.5%	77.1%	68.2%	76.1%
Alt-A	31.2	18.9	29.6	17.7
A Minus	2.0	3.1	2.0	4.8
Sub Prime	0.3	0.9	0.2	1.4

Total	100.0%	100.0%	100.0%	100.0%

     The majority of our Modified Pool production has been in the Alt-A marketplace over the last two years.
     Risk characteristics that we consider in our underwriting discipline also include, among other factors, the LTV of the loan. The following table summarizes the percentage of our Primary production by LTV for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
LTV ratio:
Greater than 95%	20.7%	13.8%	15.1%	12.8%
90.01% to 95.00%	23.3	43.3	23.3	35.4
90.00% and below	56.0	42.9	61.6	51.8

Total	100.0%	100.0%	100.0%	100.0%

     LTVs on policies originated in the structured bulk channel are generally lower than those on policies we receive via the flow channel. Those policies may also have other Primary coverage in front of our risk.
     Periodically we enter into structured bulk transactions involving loans that have insurance effective dates within the current reporting period but for which detailed loan information regarding the insured loans is not provided by the issuer of the transaction until later. When this situation occurs, we accrue premiums that are due but not yet paid based upon the estimated commitment amount of the transaction in the reporting period with respect to each loan’s insurance effective date. However, these policies are not reflected in our insurance in force, new insurance written, or related industry data totals until we verify the loan level detail. At September 30, 2006, we had no structured bulk transactions with effective dates within the third quarter for which loan level detail had not been received. At September 30, 2005 we had $0.6 billion of structured bulk transactions with effective dates within the third quarter of 2005 for which loan level detail had not been received.
     The following table provides detail on our insurance in force at September 30, 2006 and 2005:

			%
	2006	2005	Change
	(In millions, except percentages)
Primary insurance	$32,106	$29,820	7.7%
Modified Pool insurance	21,779	13,406	62.5

Total insurance	$53,885	$43,226	24.7%

     Our Primary insurance in force at September 30, 2006 grew as compared to September 30, 2005 as a result of production during that period and improving persistency rates. Primary insurance annual persistency improved to 75.3% at September 30, 2006 compared to 69.7% at September 30, 2005. If interest rates remain near current levels, we anticipate that persistency rates will also continue near current levels in the fourth quarter of 2006. However, persistency may be adversely affected if interest rates decline significantly from the levels experienced during the first nine months of 2006.
     Our Modified Pool insurance in force at September 30, 2006 grew significantly during the past year primarily due to our strong production in the structured bulk channel. Approximately 19% and 32% of our insurance written through our structured bulk channel during the three months and nine months ended September 30, 2006, respectively, was structured with deductibles that put us in the second loss position compared to 19% and 43% for the three months and nine months ended September 30, 2005. The decline in Modified Pool insurance written with deductibles in the first nine months of 2006 from that of 2005 was the result of increased business with entities that do not utilize deductibles in their structures, although the use of deductibles remains an effective part of our Modified Pool risk management strategy.
     Similar to the trend in new insurance written discussed above, Alt-A continues to grow as a percentage of our insurance in force. The following table shows the percentage of our insurance in force that we have classified as Alt-A at September 30, 2006 and 2005:

	2006	2005
Primary insurance in force	13.7%	9.2%
Modified Pool insurance in force	70.1%	66.5%
Total insurance in force	36.5%	27.0%

     The following table provides information on direct risk in force at September 30, 2006 and 2005:

	Primary		Modified Pool
	2006	2005	2006	2005
Credit quality:
Prime	81.2%	84.7%	30.8%	33.2%
Alt-A	14.5	10.1	68.1	65.4
A Minus	3.6	4.3	0.9	1.2
Sub Prime	0.7	0.9	0.2	0.2

Total	100.0%	100.0%	100.0%	100.0%

Loan type:
Fixed	71.0%	73.6%	32.1%	43.2%
ARM (positive amortization)	19.4	23.1	56.1	56.8
ARM (potential negative amortization)	9.6	3.3	11.8	0.0

Total	100.0%	100.0%	100.0%	100.0%

Property type:
Condominium	9.2%	7.5%	7.3%	4.8%
Other (principally single-family detached)	90.8	92.5	92.7	95.2

Total	100.0%	100.0%	100.0%	100.0%

Occupancy status:
Primary residence	89.7%	92.7%	73.7%	74.7%
Second home	7.0	3.9	6.0	5.7
Non-owner occupied	3.3	3.4	20.3	19.6

Total	100.0%	100.0%	100.0%	100.0%

Mortgage amount:
$200,000 or less	61.3%	68.5%	39.6%	46.3%
Greater than $200,000	38.7	31.5	60.4	53.7

Total	100.0%	100.0%	100.0%	100.0%

     We offer mortgage insurance structures designed to allow lenders to share in the risks of mortgage insurance. One such structure is our captive reinsurance program under which reinsurance companies that are affiliates of the lenders assume a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. The following table shows the percentage of our Primary flow channel insurance in force as well as the percentage of our total insurance in force that was subject to captive reinsurance arrangements at September 30, 2006 and 2005.

	2006	2005
Primary flow channel insurance in force	63.0%	58.3%
Total insurance in force	36.2%	39.5%
     The growth of the Primary flow channel insurance in force that was subject to captive reinsurance arrangements at September 30, 2006 over September 30, 2005 was the result of increased production from lenders that participate in those arrangements. Additionally, one large lender entered into a captive agreement that had not previously participated. The decline in the total insurance in force subject to captive reinsurance at September 30, 2006 from September 30, 2005 reflects the fact that a greater portion of our insurance in force consists of Modified Pool insurance in force, which is written through the structured bulk channel and is not subject to captive reinsurance arrangements.
     We believe captive reinsurance arrangements are an effective risk management tool as selected lenders share in the risk under these arrangements. Additionally, captive reinsurance arrangements are structured so that we receive credit against the capital required in certain risk-based capital models utilized by rating agencies. We remain committed to structuring captive reinsurance arrangements, including deep ceded arrangements where the net premium cede rate is greater than 25%, on a lender-by-lender basis as we deem it to be prudent depending on a number of considerations including competition, market share and lender quality. We will continue to be an active participant with our lender partners in captive reinsurance arrangements.
  Revenues
     A summary of the significant individual components of our revenue for the three months and nine months ended September 30, 2006 and 2005 follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
			%			%
	2006	2005	Change	2006	2005	Change
		(In thousands, except percentages)
Direct premium written	$65,828	$53,272	23.6%	$186,101	$152,158	22.3%
Ceded premium written	(11,925)	(10,299)	15.8	(34,498)	(29,863)	15.5

Net premium written	53,903	42,973	25.4	151,603	122,295	24.0
Change in unearned premiums	174	1,155	(84.9)	1,031	1,731	(40.4)

Earned premiums	$54,077	$44,128	22.5%	$152,634	$124,026	23.1%

Net investment income	$6,761	$5,896	14.7%	$19,518	$17,054	14.4%
Total revenues	$60,805	$49,856	22.0%	$173,794	$140,969	23.3%
     We were able to grow direct premium written for the third quarter and first nine months of 2006 over that of the same periods of 2005 as a result of increased insurance in force through the strong production of Primary insurance products with risk-based pricing, as well as growth in our Modified Pool insurance written as discussed above. Favorable persistency levels increased renewal premium, which is included in direct premium written, for the third quarter of 2006 by $12.0 million or 24.0% over the third quarter of 2005 and for the first nine months of 2006 by $38.0 million or 27.2% over the first nine months of 2005. Annual persistency was 75.1% at September 30, 2006 compared to 68.4% at September 30, 2005. Additionally, due to the increased production of insurance products with risk-based pricing, the net basis points on our average Primary insurance in force for the third quarter of 2006 has risen 5% over that for the third quarter of 2005. The basis points on our average Modified Pool insurance in force have declined 9% from that for the third quarter of 2005, reflecting changes in the deductibles and stop loss limits used in the structure of the transactions.
     Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captive as well as non-captive reinsurance companies. The growth in ceded premium written in the third quarter of 2006 and the first nine months of 2006 over the same periods of 2005 was not as large as the growth in direct premium written as a result of a larger percentage of direct premium written not being subject to captive reinsurance arrangements. The following table provides further data on ceded premiums for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Premium cede rate (ceded premiums written as a percentage of direct premiums written)	18.1%	19.3%	18.5%	19.6%
Captive reinsurance premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written)	17.0%	17.8%	17.4%	18.1%
Average captive premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written under captive reinsurance arrangements)	36.5%	37.1%	36.8%	36.6%
     The table below provides data on insurance written that was subject to captive reinsurance arrangements for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Primary flow insurance written	61.5%	58.1%	59.7%	53.8%
Total insurance written	28.1%	23.6%	23.5%	26.6%
     The increase in the percentage of Primary flow insurance written subject to captive reinsurance arrangements for the third quarter of 2006 over the third quarter of 2005 was due to increased production in the third quarter of 2006 of programs that are subject to captive reinsurance arrangements. None of our Modified Pool insurance written in 2006 or 2005 was subject to captive reinsurance arrangements. Because a lower portion of our total production in the third quarter of 2006 came from Modified Pool insurance, the percentage of total insurance written subject to captive reinsurance for the third quarter increased from the corresponding period of 2005. However, for the nine months ended September 30, 2006, Modified Pool insurance production was a larger portion of total production than for the corresponding period of 2005. This led to the decline in the percentage of total insurance written subject to captive reinsurance for the first nine months of 2006 from the same period of 2005.
     The difference between net written premiums and earned premiums is the change in the unearned premium reserve, which is established primarily on premiums received on annual products. Our unearned premium liability decreased $0.2 million in the third quarter of 2006 and $1.0 million for the nine months ended September 30, 2006 compared to decreases of $1.2 million in the third quarter of 2005 and $1.7 million for the nine months ended September 30, 2005. The decline in the decreases of the unearned premium liability was due to increases in annual premium business in the third quarter and first nine months of 2006.
     Assuming no significant decline in interest rates, we anticipate our persistency will remain near current levels during the remainder of 2006. We anticipate that this will continue to have a positive effect on renewal earned premiums and total earned premiums.
     Net investment income for the third quarter and the first nine months of 2006 increased over that for the same periods of 2005 due to growth in average invested assets, partially offset by declines in portfolio yields. Average invested assets at cost or amortized cost for the third quarter and first nine months of 2006 grew by 16.8% and 16.4% over the third quarter and first nine months of 2005 as a result of the investment of cash flows from operations. Our investment portfolio tax-equivalent yield was 6.69% at September 30, 2006 compared to 6.81% at September 30, 2005. We anticipate a continuing decline in the overall portfolio tax-equivalent yield as current interest rates are still below our average portfolio rate. See the further discussion in the “Investment Portfolio” section below.
  Losses and Expenses
     A summary of the individual components of losses and expenses for the three months and nine months ended September 30, 2006 and 2005 follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
			%			%
	2006	2005	Change	2006	2005	Change
		(In thousands, except percentages)
Net losses and loss adjustment expenses	$19,305	$16,958	13.8%	$52,927	$44,876	17.9%
Amortization of deferred policy acquisition costs	$4,109	$3,714	10.6	$12,089	$11,066	9.2
Other operating expenses (net of acquisition costs deferred)	$9,279	$7,494	23.8	$26,288	$21,728	21.0

Loss ratio	35.7%	38.4%		34.7%	36.2%
Expense ratio	24.8%	26.1%		25.3%	26.8%
Combined ratio	60.5%	64.5%		60.0%	63.0%

     Net losses and loss adjustment expenses (LAE) for the third quarter and first nine months of 2006 increased over the same periods of 2005 due to growth of our insurance in force and the seasoning of our portfolio. Amortization of deferred policy acquisition costs and other operating expenses both increased in the third quarter and first nine months of 2006 over the third quarter and first nine months of 2005, also reflecting the growth of our insurance in force as well as several key initiatives that have taken place in 2006. The discussion below provides more detail on both losses and expenses.
     The following table provides detail on paid claims and the average severity for our Primary and Modified Pool insurance for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended			Nine Months Ended
	September 30			September 30
			%			%
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)
Paid claims:
Primary insurance	$13,038	$11,982	8.8%	$39,823	$32,810	21.4%
Modified Pool insurance	581	1,473	(60.6)	2,611	3,593	(27.3)

Total	$13,619	$13,455	1.2%	$42,434	$36,403	16.6%

Number of claims paid:
Primary insurance	506	457	10.7%	1,535	1,230	24.8%
Modified Pool insurance	32	67	(52.2)	147	169	(13.0)

Total	538	524	2.7%	1,682	1,399	20.2%

Average severity:
Primary insurance	$25.8	$26.2		$25.9	$26.7
Modified Pool insurance	$18.2	$22.0		$17.8	$21.3
Total	$25.3	$25.7		$25.2	$26.0
     Total paid claims for the third quarter of 2006 were relatively flat compared to the third quarter of 2005 as a decline in Modified Pool insurance paid claims largely offset an increase in Primary insurance paid claims. Total paid claims for the first nine months of 2006 increased over the first nine months of 2005 primarily due to overall growth in the insurance portfolio as well as the seasoning of our portfolio as a larger percentage of our insurance in force reaches its anticipated highest claim frequency period in years two to five from loan origination. The decline in both the amount as well as the number of paid claims for Modified Pool insurance is due to the seasoning of the business that was structured with deductibles. More of the Modified Pool defaults filed in 2006 were part of transactions structured with deductibles than those defaults filed in 2005.
     The decline in total average severity shown above for the third quarter and nine months ended September 30, 2006 from that for the same periods of 2005 is reflective of abnormally high severity experienced in the first nine months of 2005. This unfavorable severity was driven by an unusually high amount of large claims paid during that period and the fact that one of our larger servicers expedited its claims processing procedures, which hindered our loss mitigation efforts. One of the loss mitigation techniques that we utilize in an attempt to lower claim severity is the purchase and subsequent sale of properties in lieu of foreclosure. We expanded the use of this technique in the second half of 2005 and are continuing to utilize this strategy in 2006. Through the use of this strategy and updated claims administration software that provides enhanced analysis capabilities, we are experiencing success in limiting the growth of claims severity. Alt-A and Modified Pool loans are growing as a percentage of both our insurance and risk in force, and these types of loans generally have a larger average loan balance than the remainder of our portfolio. We expect the average severity will trend upward as the newer policy years develop and the average loan amounts rise due to these factors.
     Net losses and loss adjustment expenses also include the change in reserves for losses and loss adjustment expenses. The following table provides further information about our loss reserves at September 30, 2006 and 2005:

			%
	2006	2005	Change
	(In thousands, except percentages)
Primary insurance:
Reserves for reported defaults	$50,237	$35,206	42.7%
Reserves for defaults incurred but not reported	5,240	4,646	12.8

Total Primary insurance	55,477	39,852	39.2

Modified Pool insurance:
Reserves for reported defaults	3,683	1,305	182.2
Reserves for defaults incurred but not reported	858	563	52.4

Total Modified Pool insurance	4,541	1,868	143.1

Reserve for loss adjustment expenses	105	103	1.9

Total reserves for losses and loss adjustment expenses	$60,123	$41,823	43.8%

     The reserve for losses and loss adjustment expenses at September 30, 2006 increased significantly from September 30, 2005 primarily due to an increase in the number of defaults and an increase in the frequency and severity factors utilized in our reserving methodology. As discussed above, Alt-A loans and ARMs continue to comprise a greater portion of our total loan portfolio. These products lack long-term historical performance data, which could increase the volatility of the results in our reserve model.
     We believe that it is prudent to increase our reserve factors to recognize the uncertainties in the macro economic environment as we monitor the impact of higher interest rates as well as a moderation of house price appreciation in certain markets.

     The following table shows default statistics at September 30, 2006 and 2005. The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.

	2006	2005
Total business:
Number of insured loans in force	329,937	297,400
Number of loans in default	6,939	5,653
With deductibles	1,230	709
Without deductibles	5,709	4,944
Percentage of loans in default (default rate)	2.10%	1.90%
Percentage of loans in default excluding deductibles*	2.11%	1.99%

Primary insurance:
Number of insured loans in force	219,287	219,159
Number of loans in default	4,972	4,312
Percentage of loans in default	2.27%	1.97%

Modified Pool insurance:
Number of insured loans in force	110,650	78,241
Number of loans in default	1,967	1,341
With deductibles	1,230	709
Without deductibles	737	632
Percentage of loans in default	1.78%	1.71%
Percentage of loans in default excluding deductibles*	1.44%	2.17%

Primary Alt-A business**:
Number of insured loans in force	20,186	15,554
Number of loans in default	674	500
Percentage of loans in default	3.34%	3.21%

*	Excludes loans written as part of structured bulk transactions with deductibles and defaults on these loans

**	Included in Primary insurance amounts above
     The increases in the default rates for both Primary and Modified Pool insurance are attributable to the continued seasoning of our business as a greater percentage of the insurance in force moves into the peak claim paying period and the defaults from Federal Emergency Management Agency (FEMA) designated areas as a result of hurricanes Katrina and Rita, which occurred in the second half of 2005.
     At September 30, 2006, no structured bulk transaction with deductibles as part of the structure had incurred total losses that were nearing its individual deductible amount. We do not provide reserves on Modified Pool defaults with deductibles until the expected incurred losses for that specific structured bulk transaction is projected to exceed the deductible.

     A significant portion of the increase in defaults occurred in FEMA-designated areas as a result of hurricanes Katrina and Rita, which took place during the late summer of 2005. Primary and Modified Pool insurance defaults from these FEMA-designated areas totaled 520 at September 30, 2006. The following table shows the changes in the defaults in these areas for the nine months ended September 30, 2006:

Number of defaults in FEMA-designated areas at December 31, 2005	891
Number of defaults in FEMA-designated areas cured during the first nine months of 2006 with no loss incurred	(781)
Number of new defaults in FEMA-designated areas reported during the first nine months of 2006	410

Number of defaults in FEMA-designated areas at September 30, 2006	520

Number of defaults in FEMA-designated areas at September 30, 2006 excluding deductibles	426

     At December 31, 2005, there were 693 defaults excluding deductibles in FEMA-designated areas.
     The terms of our coverage exclude any cost or expense related to the repair or remedy of any physical damage to the property collateralizing an insured mortgage loan. We have not obtained detailed property assessments for the defaults in the FEMA-designated areas. Our exposure could be limited if such assessments demonstrate that there is significant un-repaired physical damage to properties securing loans for which we have provided mortgage insurance. Additionally, we believe that many borrowers living in these areas did not make scheduled mortgage payments due to forbearance granted by Fannie Mae, Freddie Mac and lenders, even though the individual borrower’s financial condition was not significantly impacted. Given the unique circumstances surrounding this situation and absent any evidence that these defaults would develop differently, we continued to reserve for these defaults at our normal level. At both September 30, 2006 and December 31, 2005, there were reserves of $4.5 million for defaults in the FEMA-designated areas. The reserve for these defaults has remained flat despite a decline in the number of defaults primarily due to the increase in the frequency and severity factors discussed above. We will continue to monitor this situation as the longer-term impacts develop.
     Accounting practices in the mortgage insurance industry dictate that reserves are not established until a loan becomes delinquent. We have mentioned the increase in our writings of products subject to risk-adjusted pricing such as Alt-A and ARMs. The incidence rates of delinquencies on these products typically increase in the second through fourth year following loan origination. Much of the business that we have added subject to risk-adjusted pricing, especially those ARMs that have potential negative amortization, have not yet reached an age where we would expect to see an increase in delinquencies. We anticipate our number of loans in default for both Primary and Modified Pool insurance will increase as a result of the overall growth of our insurance in force and as a larger percentage of our insurance in force reaches the period of the highest expected incidence of defaults, especially those newer products subject to risk-adjusted pricing. We also expect default rates to increase, as these products become a larger percentage of our insurance in force. Consequently, we expect reserves will continue to increase.

     We are cautious about housing market conditions in certain regions that have previously experienced rapid house price appreciation. Changes in the economic environment, such as the impact of higher unemployment rates, could accelerate paid and incurred loss development. Our reserving model incorporates management’s judgments and assumptions regarding these factors; however, due to the uncertainty of future premium levels, losses, economic conditions, and other factors that affect earnings, it is difficult to predict the impact of such higher claim frequencies on future earnings.
     Amortization of DAC for the three months and nine months ended September 30, 2006 increased over that for the same periods in 2005, reflecting growth in the asset balance, partially offset by improved persistency. A full discussion of the impact of persistency on DAC amortization is included in the “Deferred Policy Acquisition Costs” section below.
     Major components of the increases in other operating expenses for the third quarter and first nine months of 2006 over the corresponding periods of 2005 include organizational changes and staff additions to support our growth, the expensing of stock options under SFAS 123(R) and strategic initiatives, including our initiative to begin operations in Canada. Prior to 2006, we accounted for stock option grants and grants of restricted stock using APB 25. Accordingly, we recognized compensation expense for grants of restricted stock, but not for grants of stock options. Effective January 1, 2006 we adopted SFAS 123(R), utilizing the modified prospective application as defined in that statement. The adoption of SFAS 123(R) increased other operating expenses by approximately $306,000 in the third quarter of 2006 and approximately $899,000 for the first nine months of 2006. As of September 30, 2006, there was $5.5 million of unrecognized compensation expense related to nonvested stock options and restricted stock granted. That expense is expected to be recognized over a weighted-average period of 1.9 years.
     Despite the growth in expenses, our expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for both the third quarter and first nine months of 2006 declined from the corresponding periods of 2005 due to larger growth in net premiums written than the growth in expenses. We anticipate expenses to increase in the fourth quarter of 2006 primarily due to the continued impact of the factors discussed above. However, given our expectations for premium growth, we anticipate a modest improvement in our expense ratio in the fourth quarter of 2006.
     Our effective tax rate was 29.3% and 28.5% for the third quarter and first nine months of 2006 compared to 27.2% and 27.7% for the third quarter and first nine months of 2005. The increase in the effective tax rate was due primarily to the decline of tax-preferred interest income on investments as a percentage of total revenues. We expect our effective tax rate to remain near current levels, or increase slightly if the total pre-tax income grows faster than tax-preferred investment income.
Significant Customers
     Our objective is controlled, profitable growth in both Primary and Modified Pool business while adhering to our risk management strategies. Our strategy is to continue our focus on national lenders while maintaining the productive relationships that we have built with regional lenders. Competition within the mortgage insurance industry continues to increase as many large mortgage lenders have limited the number of mortgage insurers with whom they do business. At the same time, consolidation among national lenders has increased the share of the mortgage origination market controlled by the largest lenders and that has led to further concentrations of business with a relatively small number of lenders. Many of the national lenders allocate Primary business to several different mortgage insurers. These allocations can vary over time. Our ten largest customers were responsible for 79% of insurance written through the flow channel during both the third quarter and first nine months of 2006. For these same periods, we had three customers that were each responsible for more than 10% of insurance written through the flow channel. In the aggregate, these customers were responsible for 63% and 62% of insurance written through the flow channel during the third quarter and first nine months of 2006. Through actively seeking business with other lenders that meet our criteria, we are broadening our customer base in order to limit our concentration among lenders. The loss of, or considerable reduction in, business from one or more of these significant customers, without a corresponding increase from other lenders, would have an adverse effect on our business.
Financial Position
     Total assets increased to $858 million at September 30, 2006, an annualized growth rate of 16% over December 31, 2005, with most of the growth in invested assets and prepaid federal income taxes. Total liabilities increased to $297 million at September 30, 2006 from $268 million at December 31, 2005, primarily driven by an increase in deferred tax liabilities and reserves for losses and loss adjustment expenses. This section identifies several items on our balance sheet that are important in the overall understanding of our financial position. These items include invested assets, deferred policy acquisition costs, prepaid federal income tax and related deferred income taxes. The majority of our assets are in our investment portfolio. A separate “Investment Portfolio” section follows this “Financial Position” section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk.
  Deferred Policy Acquisition Costs
     Costs expended to acquire new business are capitalized as DAC and recognized as expense over the anticipated premium paying life of the policy in a manner that approximates the estimated gross profits. We employ a dynamic model that calculates amortization of DAC separately for each year of policy origination. The model relies on assumptions that we make based upon historical industry experience and our own unique experience regarding the annual persistency development of each year of policy origination. Persistency is the most important assumption utilized in determining the timing of reported amortization expense reflected in the income statement and the carrying value of DAC on the balance sheet. A change in the assumed persistency can impact the current and future amortization expense as well as the carrying value on the balance sheet. Our model accelerates DAC amortization through a dynamic adjustment when actual persistency for a particular year of policy origination is lower than the estimated persistency originally utilized in the model. This dynamic adjustment applies only to lower than assumed persistency, and we do not decrease DAC amortization below the levels assumed in the model when persistency increases above those levels. When actual persistency is lower than that assumed in our models, the dynamic adjustment effectively adjusts the estimated policy life utilized in the model to a policy life based upon the current actual persistency.
     Our DAC models separate the costs capitalized and the amortization streams between transactions arising from structured bulk and flow delivery channels. Generally, structured bulk transactions have significantly lower acquisition costs associated with the production of the business and they also have a shorter original estimated policy life. We apply the dynamic adjustment to the structured bulk transaction DAC models utilizing the same methodology. At September 30, 2006, net unamortized DAC relating to structured bulk transactions amounted to 7.1% of the total DAC on the balance sheet compared to 6.8% at December 31, 2005.
     The following table shows the DAC asset for the three months and nine months ended September 30, 2006 and 2005 and the effect of persistency on amortization:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In thousands, except percentages)
Balance — beginning of period	$34,203	$33,082	$33,684	$32,453
Costs capitalized	4,587	3,964	13,086	11,945

Amortization — normal	(4,031)	(3,296)	(11,868)	(9,873)
Amortization — dynamic adjustment	(78)	(418)	(221)	(1,193)

Total amortization	(4,109)	(3,714)	(12,089)	(11,066)

Balance — end of period	$34,681	$33,332	$34,681	$33,332

Annual Persistency			75.1%	68.4%

     The growth in the normal DAC amortization is due to the growth in the DAC asset. As the annual persistency at September 30, 2006 improved from September 30, 2005, DAC amortization resulting from the dynamic adjustment for the three months and nine months ending September 30, 2006 declined from that for the same periods of 2005. Assuming no significant increases in persistency, we anticipate DAC amortization to increase at a rate similar to growth in the DAC asset for the remainder of 2006.
  Prepaid Federal Income Taxes and Deferred Income Taxes
     We purchase ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) to take advantage of a special contingency reserve deduction that mortgage guaranty companies are allowed for tax purposes. We record these bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that will become due in ten years when the contingency reserve is released, and the Tax and Loss Bonds mature. The proceeds from the maturity of the Tax and Loss Bonds are used to fund the income tax payments. Prepaid income taxes were $159.3 million at September 30, 2006 compared to $139.5 million at December 31, 2005.

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

Investment Portfolio
  Portfolio Description
     Our strategy for managing our investment portfolio is to optimize investment returns while preserving capital and liquidity and adhering to regulatory and rating agency requirements. We invest for the long term, and most of our investments are held until they mature. Our investment portfolio includes primarily fixed income securities, and the majority of these are tax-preferred state and municipal bonds. We have established a formal investment policy that describes our overall quality and diversification objectives and limits. Our investment policy and strategies are subject to change depending upon regulatory, economic, and market conditions as well as our existing financial condition and operating requirements, including our tax position. Although we invest for the long term, we classify our debt and equity securities with readily determinable market values as available for sale. This classification allows us the flexibility to dispose of securities in order to pursue our investment strategy and meet our operating requirements. Investments classified as available for sale are carried on our balance sheet at fair value. Investments without readily determinable market values are classified as other investments and are also carried at fair value.
     The following table shows the growth and diversification of our investment portfolio:

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(In thousands, except percentages)
Available-for-sale securities:
Fixed maturity securities:
U. S. government obligations	$11,876	1.9%	$12,124	2.2%
State and municipal bonds	560,958	91.8	500,027	91.4
Corporate bonds	17,155	2.8	21,855	4.0
Mortgage-backed bonds	51	0.0	58	0.0

Total fixed maturities	590,040	96.5	534,064	97.6
Equity securities	10,113	1.7	8,159	1.5

Total available-for-sale securities	600,153	98.2	542,223	99.1
Other investments	5,000	0.8	—	0.0
Short-term investments	6,023	1.0	4,796	0.9

	$611,176	100.0%	$547,019	100.0%

     We seek to provide liquidity in our investment portfolio through cash equivalent investments and through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity and duration in our investment portfolio consistent with our business outlook and the expected timing, direction, and degree of changes in interest rates.

     We also manage risk and liquidity by limiting our exposure on individual securities. The following table shows the ten largest exposures to an individual creditor, or issuer in the case of equity securities, in our investment portfolio as of September 30, 2006:

	Carrying	% of Total
Name of Creditor/Issuer	Value	Invested Assets
	(In thousands, except percentages)
Atlanta, Georgia Airport	$6,845	1.12%
State of Connecticut	6,641	1.09
State of Pennsylvania	6,137	1.00
State of Hawaii	5,416	0.89
Federal National Mortgage Association	5,415	0.89
City of San Diego, California	5,000	0.82
Structured Credit Holdings Plc (common stock)	5,000	0.82
Port of Seattle, Washington	4,599	0.75
City of Chicago, Illinois	4,545	0.74
Denver, Colorado City and County Airport	4,241	0.69
     As shown above, no investment in the securities of any single issuer exceeded 2% of our investment portfolio at September 30, 2006.
     The following table shows the results of our investment portfolio for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In thousands, except percentages)
Average investments at cost or amortized cost	$582,320	$498,693	$561,450	$482,366
Pre-tax net investment income	$6,761	$5,896	$19,518	$17,054
Pre-tax yield	4.6%	4.7%	4.6%	4.7%
Pre-tax realized investment (losses) gains	$(36)	$(170)	$1,636	$(124)
     The tax equivalent yield-to-maturity at September 30, 2006 was 6.7% compared to 6.8% at September 30, 2005. The decline in the tax-equivalent yield-to-maturity reflects the impact of the maturity or call of higher yielding investments and the subsequent investment purchases at available new money rates, which were lower than that of our overall portfolio. We anticipate this trend to continue in the fourth quarter of 2006.

  Unrealized Gains and Losses
     The following table summarizes by category our unrealized gains and losses in our securities portfolio at September 30, 2006:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Fixed maturity securities:
U. S. government obligations	$12,114	$6	$(244)	$11,876
State and municipal bonds	544,211	17,217	(470)	560,958
Corporate bonds	15,968	1,191	(4)	17,155
Mortgage-backed bonds	48	3	—	51

Subtotal, fixed maturities	572,341	18,417	(718)	590,040
Equity securities	9,602	669	(158)	10,113

Total available-for-sale securities	581,943	19,086	(876)	600,153
Other investments	5,000	—	—	5,000

	$586,943	$19,086	$(876)	$605,153

     These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. Of the gross unrealized losses on fixed maturity securities shown above, approximately $351,000 related to bonds with a maturity date in excess of ten years. We intend to hold these securities for a sufficient time so that they may recover in value. The largest individual unrealized loss on any one security at September 30, 2006 was approximately $77,000 on a U.S. governmental agency bond with an amortized cost of $5.0 million. Gross unrealized gains and losses at September 30, 2005 were $20.2 million and $(1.2) million, respectively.

  Credit Risk
     Credit risk is inherent in an investment portfolio. We manage this risk through a structured approach to internal investment quality guidelines and diversification while assessing the effects of the changing economic landscape. One way we attempt to limit the inherent credit risk in our portfolio is to maintain investments with high ratings. The following table shows our available-for-sale investment portfolio by credit ratings:

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(In thousands, except percentages)
Fixed Maturities:
U.S. treasury and agency bonds	$11,876	2.0%	$12,124	2.3%
AAA	470,439	79.7	420,489	78.7
AA	69,568	11.8	52,812	9.9
A	24,225	4.1	30,176	5.7
BBB	11,125	1.9	9,780	1.8
BB	50	0.0	781	0.1
Not rated	2,757	0.5	7,902	1.5

Total fixed maturities	$590,040	100.0%	$534,064	100.0%

Equities:
Preferred stocks:
AA	$1,716	17.0%	$1,709	20.9%
A	2,030	20.1	1,559	19.1
BBB	1,128	11.1	1,125	13.8
Not rated	—	0.0	490	6.0

	4,874	48.2	4,883	59.8
Common stocks	5,239	51.8	3,276	40.2

Total equities	$10,113	100.0%	$8,159	100.0%

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
     Of the $0.9 million of gross unrealized losses at September 30, 2006, securities with a fair value to cost or amortized cost ratio of less than 90% had a combined unrealized loss of approximately $125,000.
     Information about unrealized gains and losses is subject to changing conditions. The values of securities with unrealized gains and losses will fluctuate, as will the values of securities that we identify as potentially distressed. Our current evaluation of other-than-temporary impairments reflects our intent to hold securities for a reasonable period of time sufficient for a forecasted recovery of fair value. However, our intent to hold certain of these securities may change in future periods as a result of facts and circumstances impacting a specific security. If our intent to hold a security with an unrealized loss changes, and we do not expect the security to fully recover prior to the expected time of disposition, we will write down the security to its fair value in the period that our intent to hold the security changes.
  Realized Losses and Impairments
     Realized losses include both write-downs of securities with other-than-temporary impairments and losses from the sales of securities. During the third quarter of 2006, we identified certain securities to sell in anticipation of providing the capital required to commence business in Canada in 2007. Included in the list of securities to be sold were ten securities with market values lower than book values. These securities were written down by a combined total of $44,000 to values that approximated their market values and all were still held at September 30, 2006. The circumstances surrounding these write-downs did not impact any other securities in our portfolio. For the first nine months of 2006, total write-downs were approximately $319,000.
     During the third quarter and first nine months of 2005, we wrote down three securities by a total of approximately $170,000. Further details on the two most significant write-downs in the third quarter of 2005 are as follows:
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
     We generated positive cash flow from operating activities of $62.7 million in the first nine months of 2006 compared to $52.1 million for the same period of 2005. The increase over 2005 in cash provided by operating activities reflects growth in premiums largely offset by growth in paid claims and operating expenses.
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
     The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay its parent company. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and that limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Division. As of September 30, 2006, there have been no dividends paid by the insurance subsidiaries to our parent company. Further, as of September 30, 2006, there are no restrictions or requirements for capital support arrangements between the parent company and Triad or its subsidiaries. The initial minimum capital required to commence business in Canada is approximately $45 million. We anticipate that Triad will pay a dividend to the parent company to partially fund the initial investment. Based upon current Canadian capital requirements and our internal projections for growth in that market, we anticipate that we will internally generate all capital required for the near term.
     We cede business to captive reinsurance affiliates of certain mortgage lenders (“captives”), primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds or letters of credit.
     Total stockholders’ equity increased to $560.9 million at September 30, 2006 compared to $499.2 million at December 31, 2005. This increase primarily resulted from net income for the first nine months of 2006 of $57.5 million and additional paid-in-capital of $3.5 million resulting from share-based compensation to employees and the associated tax benefit.
     Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. The following table provides information regarding our statutory capital position at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Statutory policyholders’ surplus	$157.9	$131.6
Statutory contingency reserve	516.0	447.8

Total	$673.9	$579.4

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
     Triad’s ability to write insurance depends on the maintenance of its financial strength ratings. Triad is rated “AA” by both Standard & Poor’s, a division of The McGraw Hill Companies, Inc. and Fitch Ratings and “Aa3” by Moody’s Investors Service. A reduction in Triad’s rating or outlook could adversely affect our operations.
     A significant reduction of capital or a significant increase in risk may impair Triad’s ability to write additional insurance. A number of states generally limit Triad’s risk-to-capital ratio to 25-to-1. As of September 30, 2006, Triad’s risk-to-capital ratio was 12.0-to-1 as compared to 12.6-to-1 at December 31, 2005. The risk-to-capital ratio is calculated using net risk in force as the numerator and statutory capital as the denominator. Net risk in force accounts for risk ceded under reinsurance arrangements, including captive risk-sharing arrangements as well as any applicable stop-loss limits and deductible amounts.
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

We do not believe the new risk-based capital rules had an adverse impact on our financial condition or operations through the first nine months of 2006 or that these rules will have a significant adverse impact on our financial condition or operations in the future. However, if the risk-based capital rules result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, our operations and financial condition could be significantly impacted.
Off Balance Sheet Arrangements and Aggregate Contractual Obligations
     We had no material off-balance sheet arrangements at September 30, 2006.
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
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
     Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements relating to future plans, expectations, and performance, which involve various risks and uncertainties, including, but not limited to, the following:
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company’s market risk exposures at September 30, 2006 have not materially changed from those identified in our annual report on Form 10-K for the year ended December 31, 2005.
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

b)	There have been no changes in internal controls over financial reporting during the first nine months of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings – None
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None
Item 3. Defaults Upon Senior Securities – None
Item 4. Submission of Matters to a Vote of Security Holders – None
Item 5. Other Information – None
Item 6. Exhibits – See exhibit index on page 40.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIAD GUARANTY INC.
Date: November 9, 2006
/s/ Kenneth W. Jones
Kenneth W. Jones
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.36
Amendment to Employment Agreement between Registrant and Ron D. Kessinger dated July 15, 2006 (filed as an exhibit to the Registrant’s Form 8-K dated July 15, 2006 and incorporated by reference herein).

10.39	Employment Agreement between Registrant and Kenneth N. Lard dated August 15, 2006 (filed as an exhibit to the Registrant’s Form 8-K dated August 15, 2006 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.