Form 10-K
period 2006-12-31
TRIAD GUARANTY INC
filed 2007-03-16
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-22342

Triad Guaranty Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	56-1838519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 South Stratford Road Winston-Salem, North Carolina (Address of principal executive offices)	27104 (Zip Code)

Registrant’s telephone number, including area code:
(336) 723-1282

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	The NASDAQ Stock Markets LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $530,001,050 as of June 30, 2006, which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the registrant (however this does not constitute a representation or acknowledgment that any such individual is an affiliate of the registrant).

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 28, 2007, was 14,862,243.

Portions of the following documents are incorporated by	Part of this Form 10-K into which the document
reference into this Form 10-K:	is incorporated by reference

Triad Guaranty Inc. Proxy Statement for 2007 Annual Meeting of Stockholders	Part III

PART I

Item 1.	Business

Overview

Triad Guaranty Inc. is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”), provides private mortgage insurance (“MI”) coverage in the United States to residential mortgage lenders and investors as a credit-enhancement vehicle. Triad Guaranty Inc. and its subsidiaries are collectively referred to as the “Company.” The “Company” when used within this document refers to the holding company and/or one or more of its subsidiaries, as appropriate.

Triad was formed in 1987 as a wholly-owned subsidiary of Primerica Corporation and began writing private mortgage insurance in 1988. In September 1989, Triad was acquired by Collateral Mortgage, Ltd., now called Collateral Holdings, Ltd. (“CHL”), a mortgage banking and real estate lending firm located in Birmingham, Alabama. In 1990, CHL contributed the outstanding stock of Triad to its affiliate, Collateral Investment Corp. (“CIC”), an insurance holding company.

The Company was incorporated by CIC in Delaware in August 1993, for the purpose of holding all the outstanding stock of Triad and to undertake the initial public offering of the Company’s common stock, which was completed in November 1993. In November 2005, the Company completed a transaction in which CIC transferred all of its 2,573,551 shares of the Company’s common stock to the Company in exchange for 2,528,214 newly issued shares of the Company’s common stock. The newly issued shares were then distributed to CIC shareholders as part of CIC’s liquidation. Currently, CHL owns 17.3% of the outstanding common stock of the Company, which it acquired in 1993 from the Company in exchange for the cancellation of debt, prior to the initial public offering.

The principal executive offices of the Company are located at 101 South Stratford Road, Winston-Salem, North Carolina 27104. Its telephone number is (336) 723-1282.

MI is issued in many home purchase and refinance transactions involving conventional residential first mortgage loans to borrowers with equity of less than 20%. If the homeowner defaults on the mortgage, MI reduces, and in some instances eliminates, any loss to the insured lender. MI also facilitates the sale of low down payment mortgage loans in the secondary mortgage market, with the largest percentage to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Investors and lenders also purchase MI to obtain additional default protection or capital relief on loans with equity of greater than 20%. Under risk-based capital regulations applicable to most financial institutions, MI reduces the capital requirement for such lenders on residential mortgage loans retained in the lender’s portfolio.

Currently, Triad is licensed to do business in all fifty U.S. states and the District of Columbia. In May 2006, we submitted an application to incorporate a Canadian subsidiary to begin operations in Canada. The Canadian company will be a monoline provider of MI and, pending regulatory approvals, is expected to start operations sometime in 2007.

Mortgage Insurance Products

Primary Insurance

Primary insurance provides mortgage default protection to lenders on individual loans and covers a percentage of unpaid loan principal, delinquent interest, and certain expenses associated with the default and subsequent foreclosure (collectively, the “insured amount” or “claim amount”). The claim amount, to which the appropriate coverage percentage is applied, generally ranges from 110% to 115% of the unpaid principal balance of the loan. Our obligation to an insured lender with respect to a claim is determined by applying the appropriate coverage percentage to the claim amount. Under our master policy, we have the option of paying the entire claim amount and taking title to the mortgaged property or paying the coverage percentage in full satisfaction of our obligations under the insurance written. “Insurance written” is defined as the entire loan balance for which a lender has requested mortgage insurance and is generally utilized as a term to measure sales production. We classify a policy as Primary insurance when we are in the first loss position and the loan-to-value (“LTV”) ratio is 80% or greater when the loan is first insured. Primary insurance comprised approximately 60% and 67% of our total direct insurance in force at December 31, 2006 and 2005, respectively.

We offer coverage generally from 12% to 37% of the insured amount. The insured lender selects the coverage percentage that we provide, subject to our underwriting approval, usually in order to comply with their investors’ requirements to reduce investor loss exposure on loans they purchase.

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

Our premium rates vary depending upon various factors including the LTV ratio, loan type, mortgage term, coverage amount, documentation required, credit score and use of property, all of which may affect the risk of default on the insured mortgage loan. Usually, premium rates cannot be changed after issuance of coverage. Consistent with industry practice, we generally utilize a nationally based, rather than a regional or local, premium rate structure for those loans originated by lenders and submitted to us on a loan-by-loan basis. However, special risk rates are often utilized as well.

Premiums on Primary insurance generally are paid by either the borrower (“borrower paid”) or the lender (“lender paid”). Under our borrower paid plan, mortgage insurance premiums are charged to the mortgage lender or servicer that collects the premium from the borrower and, in turn, remits the premiums to us. Under our lender paid plan, mortgage insurance premiums are charged to the mortgage lender or loan servicer that pays the premium to us. The lender may recover the premium through an increase in the borrower’s interest rate. Approximately 57% and 68% of Primary insurance was written under our borrower paid plans during 2006 and 2005, respectively. The remainder was written under our lender paid plans (43% and 32% of Primary insurance during 2006 and 2005, respectively). Our lender paid volume is concentrated among larger mortgage lender customers.

Premiums may be remitted monthly, annually, or in one single payment. The monthly premium payment plan involves the payment of one or two months’ premium at the mortgage loan closing. Thereafter, level monthly premiums are collected by the loan servicer for monthly remittance to us. We also offer a plan under which the first monthly mortgage insurance payment is deferred until the first loan payment is made. This deferred monthly premium product decreases the amount of cash required from the borrower at closing, thereby making home ownership more affordable. Monthly premium plans represented approximately 91% and 96% of Primary insurance written in 2006 and 2005, respectively.

The annual premium payment plan requires a first-year premium paid at mortgage loan closing with annual renewal payments. With respect to our borrower-paid annual premium plans, renewal payments are collected monthly from the borrower and held in escrow by the mortgage lender or servicer for annual remittance to us in advance of each renewal year. Annual premium plans represented approximately 8% and 4% of Primary insurance written in 2006 and 2005, respectively.

The single premium payment plan requires a single payment paid at loan closing. The single premium payment can be financed by the borrower by adding it to the principal amount of the mortgage or can be paid in cash at closing by the borrower. Single premium plans represented 1% or less of Primary insurance written in 2006 and 2005.

Modified Pool Insurance

Modified Pool insurance is written only on structured bulk transactions through the structured bulk channel. Structured bulk transactions involve underwriting and insuring a group of loans with individual coverage for each loan. Structured bulk transactions are typically initiated by underwriters of mortgage-backed securities, mortgage lenders, and mortgage investors such as Fannie Mae and Freddie Mac, who seek additional default protection  (typically secondary coverage or on loans for which the individual borrower has greater than 20% equity), capital relief, and credit enhancement on groups of loans that are sold in the secondary market. Coverage on structured bulk transactions is determined at the individual loan level, sufficient to reduce the insured’s exposure on any loan in the transaction down to a stated percentage of the loan balance (“down-to” coverage), which is typically between 50% and 65%. We are provided loan-level information on the group of loans, and, based on the risk characteristics of the entire group of loans, the requirements of the secondary mortgage market participant and any associated stop loss level or deductible amount, we submit a price for insuring the entire group of loans through a bid process. The majority of premiums for our Modified Pool insurance are remitted monthly. We compete primarily against other forms of credit enhancement provided by the capital markets for these transactions as well as other mortgage insurers.

Structured bulk transactions frequently include an aggregate stop-loss limit applied to the entire group of insured loans. Additionally, some of the structured bulk transactions we enter include deductibles under which we pay no claims until the losses exceed the deductible amount.

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

Risk-sharing Products

We offer mortgage insurance structures designed to allow lenders to share in the risks of mortgage insurance. One such arrangement is our captive reinsurance program. Under the captive reinsurance program, a reinsurance company, generally an affiliate of the lender, assumes a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. Typically, the reinsurance program is an excess-of-loss arrangement with defined aggregate layers of coverage and a maximum exposure limit for the captive reinsurance company. Captive reinsurance programs may also take the form of a quota share arrangement, although we had no quota share arrangements in force under captive reinsurance programs as of December 31, 2006. Under our excess-of-loss programs, with respect to a given book year of business, Triad retains the first loss position on the first aggregate layer of risk and reinsures a second defined aggregate layer with the reinsurer. Triad generally retains the remaining risk above the layer reinsured. Of the reinsurance agreements in place at December 31, 2006, the first layer retained by Triad ranged from the first 3.0% to 6.5% of risk originated and the second layer ceded to reinsurers ranged from the next 4.0% to 10.0%. Ceded premiums, net of ceded commissions, under these arrangements ranged from 20.0% to 40.0% of premiums.

We require the counterparties to all of Triad’s captive reinsurance agreements to establish trust accounts to support the reinsurers’ obligations under the reinsurance agreements. The captive reinsurer is the grantor of the trust and Triad is the beneficiary of the trust. The trust agreement includes covenants regarding minimum and ongoing capitalization, required reserves, authorized investments, and withdrawal of assets and is funded by ceded premium and investment earnings on trust assets as well as capital contributions by the reinsurer.

The ultimate impact on our financial performance of an excess-of-loss captive structure is primarily dependent on the total level of losses and the persistency rates during the life of the business. We define persistency as the percentage of insurance in force remaining from twelve months prior. We believe that our excess-of-loss captive reinsurance programs provide valuable reinsurance protection by limiting the aggregate level of losses, and, under normal operating environments, potentially reduce the degree of volatility in our earnings from the development of such losses over time. At December 31, 2006 and 2005, 35% and 39% of insurance in force was subject to captive reinsurance programs. Through December 31, 2006, we had not used captive mortgage reinsurance or other risk-sharing arrangements with Modified Pool insurance.

Distribution Channels

We sell mortgage insurance through two distribution channels. Our flow channel consists of loans originated by lenders and submitted to us on a loan-by-loan basis. All insurance delivered through the flow channel is classified as Primary insurance.

Through the structured bulk channel, we participate in bids for structured bulk transactions that meet our loan quality and pricing criteria. Modified Pool insurance is only written through the structured bulk channel, and some Primary insurance is written through the structured bulk channel.

Cancellation of Insurance

We cannot cancel mortgage insurance coverage except for nonpayment of premium or certain material violations of the master policy. Coverage generally remains renewable at the option of the insured lender. In most cases, mortgage insurance is renewable at a rate determined when the insurance on the loan was initially issued.

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

Mortgage insurance coverage can also be cancelled when an insured loan is refinanced. If we provide insurance on the refinanced mortgage, the policy on the refinanced home loan is considered new insurance written. Therefore, continuation of coverage from one of our refinanced loans to a new loan results in both a cancellation of insurance and new insurance written. During periods of high refinance activity, our earnings and risk profile are more subject to fluctuations. Our cancellation rate, defined as the percentage of insurance in force from twelve months prior that was cancelled during the preceeding twelve-month period, was 23% and 31% for 2006 and 2005, respectively.

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

The master policy sets forth the terms and conditions of our mortgage insurance coverage. The master policy does not obligate the lender to obtain insurance from us, nor does it obligate us to issue insurance on a particular loan. The master policy provides that the lender must submit individual loans for insurance to us, and we must approve each loan, subject to certain underwriting criteria, to effect coverage (except in the case of delegated underwriting when the originator has the authority to approve coverage within certain guidelines that were agreed to by both parties in advance).

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

In 2006, our ten largest customers were responsible for 80% of insurance written through the flow channel compared to 77% in 2005. The loss of, or considerable reduction in, business from one or more of our significant customers, without a corresponding increase from other lenders, would have an adverse effect on our business. Those customers whose revenue comprised more than 10% of our consolidated revenue are listed below:

	Percent of
	Revenues for
	the Year
	Ended
	December 31
Customer	2006	2005

Wells Fargo Home Mortgage, Inc.	17%	20%
Countrywide Credit Industries, Inc	11%	14%
American Home Mortgage	11%	less than 10%

Sales and Marketing

We currently market our insurance products through a dedicated sales force of approximately 45 professionals, including sales management, and an exclusive commissioned general agency serving a specific geographic market. We are licensed to do business in all 50 states and the District of Columbia.

Our Senior Vice President and National Sales Manager oversees all of our sales activities and reports directly to our Chief Executive Officer. Division managers serve key regional accounts through area sales directors and account executives and report to our Senior Vice President and National Sales Manager. Also reporting to our Senior Vice President and National Sales Manager are national account executives who are responsible for sales efforts with larger national mortgage originators.

The marketing department develops and implements programs in support of our sales objectives and to promote our image and reports directly to the Chief Executive Officer. A variety of tools and venues are utilized to achieve these goals including public relations, marketing materials, internal/external publications, convention trade shows, and the internet.

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

Fannie Mae and Freddie Mac are the beneficiaries of the largest percentage of our mortgage insurance policies, so their business practices have a significant influence on us. Changes in their practices could reduce the number of loans they purchase that are insured by us and consequently reduce our revenues. Some of the programs put into place by Fannie Mae and Freddie Mac in recent years require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements, which could reduce demand for mortgage insurance or reduce the level of coverage that we provide, both of which could have a material adverse effect on our business, financial condition and operating results.

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

The private mortgage insurance industry consists of seven major mortgage insurance companies including Triad, Mortgage Guaranty Insurance Corporation, Radian Guaranty Inc., PMI Mortgage Insurance Co., United Guaranty Corporation, Genworth Financial, Inc. and Republic Mortgage Insurance Company. Triad is the smallest private mortgage insurer based on 2006 market share and, according to estimated industry data, had a 9.1% share of total net new insurance written in 2006 compared to 7.5% in 2005. In February 2007, Mortgage Guaranty Insurance Corporation and Radian Financial Group announced their intention to merge in the later part of 2007, subject to various regulatory approvals.

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

Underwriting Practices

We consider effective risk management to be critical to our long-term financial stability. Market analysis, product analysis, prudent underwriting, the use of automated risk evaluation models, sophisticated risk modeling, auditing, and knowledge of our customers are all important elements of our risk management process.

Underwriting Personnel

Our Vice President of Underwriting is responsible for the underwriting of business written through the flow channel in the home office as well as regional offices in Arizona, California, Georgia, Illinois, Ohio, Pennsylvania, and Texas. She has been in her current position for less than one year, however, she has been with the Company for over 10 years and has over 30 years of industry experience. Our Senior Vice President of Risk Management is responsible for assessing the risk factors used in our underwriting procedures. He has been with the Company since March 2006 and has over 10 years of financial services industry experience.

We employed an underwriting staff of approximately 35 at December 31, 2006. Our field underwriters and underwriting managers are limited in their authority to approve programs for certain mortgage loans. The authority levels are tied to underwriting position, knowledge, and experience and relate primarily to loan amounts and property type. All of our loans insured are subject to quality control reviews.

Risk Management Approach

We evaluate risk based on historical performance of risk factors and utilize automated underwriting systems in the risk selection process to assist the underwriter with decision-making. This process evaluates the following categories of risk:

•	Mortgage Lender. We review each lender’s financial statements and management experience before issuing a master policy. We also track the historical risk performance, including loan level risk characteristics, of all significant customers that hold a master policy. This information is factored into determining the loan programs we approve for various lenders. We assign delegated underwriting authority only to lenders with substantial financial resources and established records of originating good quality loans.

•	Purpose and Type of Loan. We analyze various general characteristics of a loan to evaluate its level of risk including: (i) LTV ratio; (ii) type of loan instrument; (iii) purpose of the loan; (iv) level of documentation; and (v) type of property.

We believe that an important determinant of claim incidence is the relative amount of borrower’s equity in the home. For the industry as a whole, historical evidence indicates that, in general, claim incidence on loans with a higher LTV ratio is greater than a loan with a lower LTV ratio, all else being equal. Loans with an LTV ratio greater than 95% are offered primarily to low and moderate-income borrowers. These loans have often attracted borrowers with weaker credit histories, generally resulting in higher loss ratios. The State of Illinois Division of Insurance, as well as the insurance departments of several other states, permit mortgage insurers to write coverage on loans with LTV ratios in excess of 97% up to 100% and, in certain instances, up to 103%. This determination was made in response to the development by certain entities in the mortgage securitization market, including Fannie Mae and Freddie Mac, of programs that allowed LTV ratios in excess of 97%. These programs are designed to accommodate the credit-worthy borrower who lacks the ability or otherwise chooses not to provide a down payment on a home. In keeping with our established risk strategy, we have not aggressively solicited loans with high LTV ratios, and accept loans with LTV ratios greater than 97% on a limited basis. We do not routinely delegate the underwriting of high LTV loans. We believe the higher premium rates charged on high LTV loans adequately reflect the additional risk.

Generally, we seek loan types with sufficient historical data from which an assessment of risk can be readily made and the premium received sufficiently offsets that risk. However, the production of adjustable rate mortgages (“ARMs”) has increased in the mortgage market, and we have increased our production of ARMs as well. We write policies on ARMs that primarily are positively amortizing. Payments on these loans are adjusted periodically with interest rate movements. Many of the ARMs have a fixed rate for a stated period of time (some significantly below then existing market rates sometimes referred to as teaser rates), and most of those included in our recent production have not yet had interest rate-related payment adjustments. These ARMs that are still in the fixed rate term of their contract may have a heightened propensity to default because of possible “payment shocks” due to interest rate increases, especially in a period of increasing interest rates and declining housing prices. We also insure a small percentage of interest-only mortgages, a variation of an ARM, where the borrower pays only the interest due on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. These interest-only loans may also be subject to a larger percentage of future defaults than fixed rate loans because of the same payment shocks due to the expiration of the initial period of interest-only payments, especially in a period of increasing interest rates and declining housing prices. We accept ARMs with “potential” negative amortization under certain conditions from approved lenders. ARMs with “potential” negative amortization include pay option ARMs, which we define as those that provide a fixed period of time for which the borrower has the option to pay monthly payments that are less than the interest accrued for those months. If the borrower elects this option, the LTV increases on the loan. Because the LTV can increase on a pay option ARM, these types of loans may present more risk to a mortgage insurer than traditional positive amortizing loans. We classify all loans with adjustable interest rates as ARMs, including those for which the interest rate is fixed for a certain period of time. Although, to date, we have not seen the delinquency rates on ARMs vary significantly from fixed-rate loans, we do not believe that we have sufficient default and claim data under distressed economic conditions to give assurances of their future performance. Loans, such as these, that do not have sufficient historical data are charged a higher premium.

We believe that 15-year mortgages present a lower level of risk than 30-year mortgages, primarily as a result of the faster amortization and the more rapid accumulation of borrower equity in the property. Accordingly, we charge lower premium rates on these loans than on comparable 30-year mortgages.

We believe that the type of property securing the insured loan also affects the risk of claim. In our opinion, loans on single-family detached housing are subject to less risk of claim incidence than loans on other types of properties. We believe that attached housing types, particularly condominiums and cooperatives, are a higher risk because, in most areas, condominiums and cooperatives tend to be more susceptible to downward fluctuations in value than single-family detached dwellings in the same market.

We believe that loans on non-owner occupied properties represent a substantially higher risk of claim incidence and are subject to greater value declines than loans on primary homes. We insure loans on properties not occupied by the owner (generally second homes or rental homes) as a normal part of our business from our existing customers.

Historical evidence indicates that higher-priced properties experience wider fluctuations in value than moderately priced residences. These fluctuations exist primarily because there is a smaller pool of qualified buyers for higher-priced homes, which, in turn, reduces the likelihood of achieving a quick sale at fair market value when necessary to avoid a default.

•	Individual Loan and Borrower. Individual insurance applications are evaluated based on analysis of the borrower’s ability and willingness to repay the mortgage loan and the characteristics and value of the mortgaged property. The analysis of the borrower includes reviewing the borrower’s housing and total debt ratios as well as the borrower’s Fair, Isaac and Co., Inc. (“FICO”) credit score, as reported by credit rating agencies. In addition to the borrower’s willingness and ability to repay the loan, we believe that mortgage default risk is affected by a variety of other factors, including the borrower’s employment status. We believe insured mortgage loans made to self-employed borrowers have higher risk of claim, all other factors being equal, than loans to borrowers employed by third parties. Individual insurance applications are reviewed by Triad’s underwriting personnel except for loans originated by lenders under delegated underwriting authority or through automated underwriting services provided by Fannie Mae and Freddie Mac. In the case of delegated underwriting, we monitor compliance with program parameters through periodic audits of delegated business. Through the automated underwriting services provided by Fannie Mae and Freddie Mac, lenders are able to obtain approval for mortgage guaranty insurance with any participating mortgage insurer. Triad works with both enterprises in offering insurance services through their systems while monitoring the risk quality of loans insured through such systems.

•	Geographic Selection of Risk. We place emphasis on the condition of the regional housing markets in determining marketing and underwriting policies. Using both internal and external data, our risk management department continually monitors the economic conditions in our active and potential markets. On structured bulk transactions, we may choose not to insure new loans in geographic areas in which we have a heavy concentration or that we believe have a higher risk of loss.

•	Risk Dispersion. In the early years of the Company, only certain high quality loans with limited risk were accepted. As we developed expertise beyond that limited spectrum on the risk curve and with the advent of delegated underwriting, we gradually expanded the breadth of risk we view as acceptable. Further, the marketplace has changed and many lenders are promoting Alt-A loan programs, ARMs and other programs with nonconforming loan characteristics. We define Alt-A as individual loans having FICO scores greater than 619 that have been underwritten with reduced or no documentation. As previously mentioned, we believe these types of loans carry a higher risk and have a correspondingly higher premium rate than fully documented, conforming loans. Products such as Alt-A loans and potential negative amortizing ARMs continue to grow as a percentage of our Primary insurance in force.

Underwriting Process for Our Flow Distribution Channel

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

We accept applications for insurance under three basic programs: a fully-documented program, a credit-score driven reduced documentation program, and a delegated underwriting program which allows a lender’s underwriters to commit insurance to a loan based on strict, agreed-upon underwriting guidelines. We also accept loans approved through Freddie Mac’s or Fannie Mae’s automated underwriting systems.

We allow lenders to submit insurance applications with reduced documentation through automated and non-automated underwriting programs. Under the automated underwriting program, Triad issues a commitment of insurance based on the borrower’s FICO credit score or the approval of the loan through either Fannie Mae’s or Freddie Mac’s automated underwriting system. We issue a commitment of insurance without the standard underwriting process if certain program parameters are met and the borrower has a credit score above established thresholds. We audit lenders’ files on loans submitted under the automated underwriting program randomly and through specific identification of selected risk factors. Documentation submission requirements for non-automated underwritten loans vary depending on the borrower’s credit score.

We utilize a delegated underwriting program to serve many of the larger, well-established mortgage originators. Under this program, standards for type of loan, property type, and credit history of the borrower are established consistent with our risk strategy, and the lender’s underwriters are able to commit insurance to a loan based on these standards. Re-underwriting, re-appraisal, and similar procedures are utilized following issuance of the policy to ensure quality control. Our delegated underwriting program accounted for 63% of applications received through the flow distribution channel in 2006 compared to 65% in 2005. To date, the performance of loans insured under the delegated underwriting program has been comparable to non-delegated business. The use of Fannie Mae’s or Freddie Mac’s automated underwriting programs or our delegated underwriting programs with selected lenders could lead to loss development patterns different than those experienced when we control the entire underwriting process.

Underwriting Process for Our Structured Bulk Distribution Channel

Our pricing for structured bulk transactions is commensurate with a transaction’s overall risk profile based upon its individual loan-by-loan analysis as well as any associated stop loss level or deductible amount. We analyze structured bulk transactions during the bid process to evaluate the risk factors of the individual loans contained within the transaction. The risk factors that we evaluate include the mortgage lender, purpose and type of loan, individual borrower, geography, and our risk dispersion as discussed in the “Risk Management Approach” section above. The pertinent risk characteristics of each loan are evaluated to determine the impact on the entire transaction’s persistency and frequency and severity of loss. We may utilize an outside due diligence firm in this process as well as mortgage risk analysis models such as Standard & Poor’s LEVELS® or LoanPerformance. We may request to remove certain loans from the transaction as a result of the risk review before we submit a competitive bid. We do not bid on all structured bulk transactions of which we are notified, depending on the results of the above evaluation as part of our risk management approach.

Other Risk Management

As discussed earlier, we have expanded the risk characteristics that we pursue in both the Primary and Modified Pool marketplaces based, in part, on the change in the overall mortgage origination market. That change has been overseen by our Credit Risk Committee, which is composed of certain members of senior management. The Credit Risk Committee must approve all new product offerings and changes in types of risk that we are willing to assume. This includes approval of the expansion of credit characteristics and review of the overall underwriting guidelines utilized.

We employ a comprehensive quality assurance audit plan to determine whether underwriting decisions being made are consistent with the policies, procedures, and expectations for quality set forth by management. All areas of business activity that involve an underwriting decision are examined, with emphasis on new products, new procedures, contract underwritten loans, delegated loans, new employees, new master policyholders, and new branches of an existing master policyholder. The process used to identify categories of loans selected for audit begins with identification and evaluation of certain defined and verifiable risk elements. Each loan is then tested against these elements to identify loans that fail to meet prescribed policies or an identified norm. The procedure allows management to identify concerns that may exist within individual loans as well as concerns that may exist within a given category of business and take appropriate action.

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

Reinsurance

Triad’s product offerings include captive mortgage reinsurance programs whereby an affiliate of a lender reinsures a portion of the insured risk on loans originated or purchased by the lender. These programs are designed to allow the lenders to share in the risk of the business. See further discussion of these programs under the “Risk-sharing Products” section above.

Pursuant to deeper coverage requirements imposed by Fannie Mae and Freddie Mac, certain loans eligible for sale to such enterprises with an LTV ratio over 90% require insurance with a coverage percentage of 30% or more. Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of a loan to 25% of the insured amount, and, as a result, the deeper coverage portion of such insurance must be reinsured. To minimize reliance on third-party reinsurers and to permit it to retain the premiums and related risk on deeper coverage business, Triad reinsures this deeper coverage business with its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”). As of December 31, 2006 and 2005, TGAC assumed approximately $127 million and $81 million in risk from Triad, respectively.

We maintain excess of loss reinsurance arrangements designed to limit our exposure in the event of a catastrophic level of losses. During 2006, we maintained $125 million of excess of loss reinsurance through non-affiliated reinsurers that had financial strength ratings of “AA” or better from Standard & Poor’s. Effective January 1, 2007, we elected not to renew $25 million of this excess of loss reinsurance.

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

Defaults and Claims

Defaults

The claim process on private mortgage insurance begins with the lender’s notification to the insurer of a default on an insured’s loan. Default is defined in the primary master policy as the failure by the borrower to pay, when due, an amount at least equal to the scheduled monthly mortgage payment under the terms of the mortgage. The master policy requires lenders to notify us of default on a mortgage payment within 10 days of either (i) the date on which the borrower becomes four months in default or (ii) the date on which any legal proceeding affecting the loan commences, whichever occurs first. Notification is required within 45 days of default if it occurs when the first payment is due. The incidence of default is affected by a variety of factors including, but not limited to, changes in borrower income, unemployment, divorce, illness, and the level of interest rates. Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage. Defaults that are not cured generally result in submission of a claim to us. Refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this document for default statistics at December 31 for the last two years.

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

Generally, our master policy provides that we are not liable to pay a claim for loss if the application for insurance for the loan in question contains fraudulent information, material omissions, or misrepresentations that increase the risk characteristics of the loan. Our master policy also excludes any cost or expense related to the repair or remedy of any physical damage (other than “normal wear and tear”) to the property collateralizing an insured mortgage loan. Such physical damage may be caused by accident, natural occurrence, or other conditions.

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

Within 60 days after the claim has been filed, we have the option of either (i) paying the coverage percentage of the claim as specified on the certificate of insurance (generally 12% to 37% of the claim), with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property, or (ii) paying the full claim amount in exchange for the lender’s conveyance of good and marketable title to the property to us, and selling the property for our own account. We choose the claim settlement option believed to cost the least. In most cases, we settle claims by paying the coverage percentage of the claim amount; however we continue to expand the use of our option to purchase properties in settlement of claims. At December 31, 2006, we held 68 properties with a combined net realizable value of approximately $10.2 million that were acquired by electing to pay the full claim amount compared to 48 properties with a combined net realizable value of approximately $5.7 million held at December 31, 2005. We record the estimated loss amount on properties purchased in settlement of claims at the time of acquisition and refine this estimate when appropriate until the property is sold. In general, the claims severity is lower on properties acquired than on those for which we paid the settlement option, although the number of claims paid under the settlement option is far greater than those utilizing the property acquisition option.

Loss Mitigation

Once a default notice is received, we attempt to mitigate our loss. Through proactive intervention with insured lenders and borrowers, we have been successful in reducing the number and severity of our claims for loss. Loss mitigation techniques include pre-foreclosure sales, property sales after foreclosure, advances to assist distressed borrowers who have suffered a temporary economic setback, and the use of repayment schedules, refinances, loan modifications, forbearance agreements, and deeds-in-lieu of foreclosure. Such mitigation efforts typically result in reduced losses from the coverage percentage stated in the certificate of insurance. As a result of loss mitigation efforts, we paid out approximately 77% and 75% of potential exposure on all claims in 2006 and 2005, respectively. However, as evidenced in the fourth quarter of 2006, factors such as the weakness in the housing market beginning in the last half of 2006 may hinder our ability to maintain this level of loss mitigation success.

Loss Reserves

We calculate our best estimate of the reserve for losses to provide for the estimated costs of settling claims on loans reported in default, and loans in default that are in the process of being reported to us, as of the date of our financial statements. Our reserving process incorporates various components in a model that gives effect to current economic conditions and segments defaults by a variety of criteria. The criteria include, among others, policy year, lender, geography and the number of months and number of times the policy has been in default, as well as whether the defaults were underwritten as flow business or as part of a structured bulk transaction. See the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” for a more detailed discussion of the loss reserving process. Detailed analysis of the activity in loss reserves is provided in the “Losses and Expenses” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the Consolidated Financial Statements.

Direct Risk in Force

A foundation of our business strategy is proactive risk selection. We analyze our portfolio in a number of ways to identify any concentrations of risk or imbalances in risk dispersion. We believe that the quality of our insurance portfolio is affected predominantly by (i) the quality of loan originations (including the credit quality of the borrower and the marketability of the property); (ii) the attributes of loans insured {including LTV ratio, purpose of the loan, type of loan instrument (for example fixed, positively or negatively amortizing ARM), and type of underlying property securing the loan}; (iii) the seasoning of the loans insured; (iv) the geographic dispersion of the underlying properties subject to mortgage insurance; and (v) the quality, integrity and past performance of lenders from which we receive loans to insure.

We had $9.4 billion of direct risk in force as of December 31, 2006 compared to $8.0 billion as of December 31, 2005. Direct risk in force includes risk from both Primary and Modified Pool insurance, adjusted for applicable stop loss limits and deductibles.

Geographic Dispersion

The following tables reflect the percentage of direct risk in force on our book of business for the top ten states and the top ten metropolitan statistical areas (“MSAs”) by location of property as of December 31, 2006.

Top Ten States		Top Ten MSAs

California	13.6%	Chicago, IL	3.9%
Florida	11.1	Phoenix/Mesa, AZ	3.8
Texas	6.6	Atlanta, GA	2.4
Arizona	5.0	Los Angeles/Long Beach, CA	2.4
Illinois	4.3	Las Vegas, NV	2.3
North Carolina	3.8	Riverside/San Bernardino, CA	2.2
Georgia	3.7	Houston, TX	1.8
Colorado	3.3	Denver, CO	1.7
Virginia	3.1	Arlington/Fredericksburg, VA	1.6
New Jersey	3.0	Miami, FL	1.5

Total	57.5%	Total	23.6%

While we continue to diversify our risk in force geographically, a prolonged regional recession, particularly in high concentration areas, or a prolonged national economic recession could significantly increase loss development.

See the “Production and In Force” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this document for further detailed discussion on the characteristics of our direct risk in force.

Investment Portfolio

See a complete discussion of investments in the “Investment Portfolio” section in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this document.

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

Because the Company is an insurance holding company and Triad is an Illinois domiciled insurance company, the Illinois insurance laws regulate, among other things, certain transactions in the Company’s common stock and certain transactions between Triad and the Company or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire beneficial ownership of more than 10% of any class of outstanding securities of the Company or its subsidiaries unless such person files a statement and other documents with the Illinois Director of Insurance and obtains the Director’s prior approval. These restrictions generally apply to all persons controlling or under common control with the insurance companies. “Control” is presumed to exist if 10% or more of Triad’s voting securities is owned or controlled, directly or indirectly, by a person, although the Illinois Director may find that “control”, in fact, does or does not exist where a person owns or controls either a lesser or greater amount of securities. Other states in addition to Illinois may regulate affiliated transactions and the acquisition of control of the Company or its insurance subsidiaries.

Triad is required by Illinois insurance laws to provide for a contingency reserve in an amount equal to at least 50% of earned premiums in its statutory financial statements. Such reserves must be maintained for a period of 10 years except in circumstances where prescribed levels of losses exceed regulatory thresholds. During 2006, Triad experienced a loss ratio in excess of 35%, which allowed it to release approximately $19 million of previously established contingency reserves to surplus. The contingency reserve, designed to provide a cushion against the effect of adverse economic cycles, has the effect of reducing statutory surplus and restricting dividends and other distributions by Triad. At December 31, 2006, Triad had statutory policyholders’ surplus of $168.4 million and a statutory contingency reserve of $521.8 million. At December 31, 2005, Triad had statutory policyholders’ surplus of $131.6 million and a statutory contingency reserve of $447.8 million. Triad’s statutory earned surplus was $84.7 million at December 31, 2006, and $47.9 million at December 31, 2005, reflecting statutory net income for 2006 and a reduction in the deferred tax liability, partially offset by an increase in the statutory contingency reserve.

The insurance laws of Illinois provide that Triad may pay dividends only out of statutory earned surplus and further establish standards limiting the maximum amount of dividends that may be paid without prior approval by the Illinois Director. Under such standards, Triad may pay dividends during any 12-month period equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s net income. In addition, insurance regulatory authorities have broad discretion to limit the payment of dividends by insurance companies. Through December 31, 2006, there have been no dividends paid by the insurance subsidiaries to our parent company. Further, as of December 31, 2006, there are no specific restrictions or requirements for capital support arrangements between the parent company and Triad or its subsidiaries.

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

A number of states generally limit the amount of insurance risk that may be written by a private mortgage insurer to 25 times the insurer’s total policyholders’ surplus. This restriction is commonly known as the risk-to-capital requirement. At December 31, 2006 Triad’s risk-to-capital ratio was 12.5-to-1.

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

Regulation of reinsurance varies by state. Except for Illinois, Wisconsin, New York, Ohio, and California, most states have no special restrictions on reinsurance that would apply to private mortgage insurers other than standard reinsurance requirements generally applicable to property and casualty insurance companies. Certain restrictions, including reinsurance trust fund or letter of credit requirements, apply under Illinois law to domestic companies and under the laws of several other states to any licensed company ceding business to unlicensed reinsurers. If a reinsurer is not admitted or approved, the company doing business with the reinsurer cannot take credit in its statutory financial statements for the risk ceded to such reinsurer absent compliance with the reinsurance security requirements. In addition, some states in which Triad does business have limited private mortgage insurers to a maximum policy coverage limit of 25% of the insured’s claim amount and require coverages in excess of 25% to be reinsured through another licensed mortgage insurer.

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

As of the date of this report, we have not received a license to operate in Canada. The Office of the Superintendent of Financial Institutions (“OSFI”) functions as the national regulator of insurance companies in Canada, and our application with OSFI is proceeding as expected. After OSFI approval, there remain other approvals, including a Department of Finance guaranty and certain provincial approvals.

As significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage guaranty insurance, Fannie Mae and Freddie Mac impose eligibility requirements on private mortgage insurers in order for such insurers to acquire business from them. These requirements include limitations on the types of risk insured, standards for geographic and customer diversification of risk, procedures for claims handling and acceptable underwriting practices. These requirements generally mirror the financial requirements of statutory insurance regulations and are subject to change from time to time.

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

Fannie Mae and Freddie Mac both accept reduced mortgage insurance coverage from lenders that deliver loans approved by their automated underwriting services. Generally, Fannie Mae’s and Freddie Mac’s reduced mortgage insurance coverage options provide for (i) across-the-board reductions in required MI coverage on 30-year fixed-rate loans recommended for approval by their automated underwriting services to the levels in effect in 1994; (ii) a reduction in required MI coverage for loans with only a 5% down payment (a 95% LTV loan) from 30% to 25% of the mortgage loan covered by MI; and (iii) a reduction in required MI coverage for loans with a 10% down payment (a 90% LTV loan) from 25% to 17% of the mortgage loan covered by MI. In addition, Fannie Mae and Freddie Mac have implemented other programs that further reduce MI coverage upon the payment of an additional fee by the lender. Under this option, a 95% LTV loan will require 18% of the mortgage loan to have mortgage insurance coverage. Similarly, a 90% LTV loan will require 12% of the mortgage loan to have mortgage insurance coverage. In order for the homebuyer to have MI at these levels, such loans would require a payment at closing or a higher note rate.

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

In the first quarter of 2002, the Office of Federal Housing Enterprise Oversight (“OFHEO”) released its risk-based capital rules for Fannie Mae and Freddie Mac. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a “AAA” rated private mortgage insurer than for insurance from a “AA” rated private mortgage insurer. The phase-in period for the new rule is ten years. We do not believe the new rules had an adverse impact on us when issued or that the new rules will have a significant adverse impact on us in the future. However, if the new capital guidelines result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on credit rating, our financial condition could be significantly harmed.

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

Web Site Access to Company Reports

Through our web site we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commission. This material may be accessed by visiting the Investors/Financials/SEC Filings section of our web site at www.triadguaranty.com.

Employees

As of December 31, 2006, we employed approximately 250 persons. Employees are not covered by any collective bargaining agreement. We consider our employee relations to be satisfactory.

Executive Officers

Our executive officers are as follows:

Name	Position	Age

Mark K. Tonnesen	President, Chief Executive Officer, and Director of the Company and Triad	55
Kenneth C. Foster	Executive Vice President, Structured Transactions and Business Development	58
Steven J. Haferman	Senior Vice President, Risk Management and Information Technology and Director of Triad	45
Kenneth W. Jones	Senior Vice President and Chief Financial Officer of the Company and Triad and Director of Triad	49
Earl F. Wall	Senior Vice President, Secretary, and General Counsel of the Company and Triad and Director of Triad	49

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

Kenneth C. Foster has been Executive Vice President, Structured Transactions and Business Development of Triad since November 2006. Since joining Triad in June 2001, Mr. Foster has served in several senior management roles in the areas of product development and risk management. Prior to joining Triad, Mr. Foster was Principal of Applied Mortgage Solutions from 1994 to 2001. Previously Mr. Foster was employed by MGIC from 1980 to 1994, most recently as Vice President of Business/Information Development. Mr. Foster has been associated with Triad for 9 years and in the insurance/mortgage industry for over 30 years.

Stephen J. Haferman was employed as Senior Vice President, Risk Management and Information Technology of the Company in March 2006. Mr. Haferman was previously with Cheryl and Company, Columbus, Ohio from 2003, most recently as Senior Vice President, Chief Operating Officer. From 2001 to 2003 Mr. Haferman was employed by American Electric Power as Vice President, Marketing Information Management. From 1992 to 2001 he worked for Bank One Corporation in a number of divisions and a variety of senior management positions including; Senior Vice President, Direct Marketing for Bank One Retail; Senior Vice President, Technology Program Manager, Bank One Retail; Vice President, Risk Department Manager. From 1988 to 1992 he worked for National City Bank where he was Risk Manager.

Kenneth W. Jones was employed as Senior Vice President and Chief Financial Officer of the Company in April 2006. Mr. Jones has over 25 years experience in the financial management of companies. He had been at RBC Liberty Insurance Corporation, where he served as Senior Vice President, Chief Financial Officer, since 2000. Previously, Mr. Jones was associated with The Liberty Corporation, where he held a number of management positions, most recently Vice President, Controller and Acting Chief Financial Officer. Before joining The Liberty Corporation, Mr. Jones was with Ernst & Young for 14 years.

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

We calculate our best estimate of the reserve for losses to provide for the estimated costs of settling claims on loans reported in default, and loans in default that are in the process of being reported to us, as of the date of our financial statements. Our reserving process incorporates various components in a model that gives effect to current economic conditions and segments defaults by a variety of criteria. The criteria include, among others, policy year, lender, geography and the number of months and number of times the policy has been in default, as well as whether the defaults were underwritten as flow business or as part of a structured bulk transaction.

Frequency and severity are the two most significant assumptions in the establishment of our loss reserves. Frequency is used to estimate the ultimate number of paid claims associated with the current defaulted loans. The frequency estimate assumes that long-term historical experience, taking into consideration criteria such as those described in the preceding paragraph, and adjusted for current economic conditions that we believe will significantly impact the long-term loss development, provides a reasonable basis for forecasting the number of claims that will be paid. Severity is the estimate of the dollar amount per claim that will be paid. The severity factors are estimates of the percent of the risk in force that will be paid. The severity factors used are based on an analysis of the severity rates of recently paid claims, applied to the risk in force of the loans currently in default. The frequency and severity factors are updated quarterly.

The estimation of loss reserves requires assumptions as to future events, and there are inherent risks and uncertainties involved in making these assumptions. Economic conditions that have affected the development of loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree. To the extent that possible future adverse economic conditions such as increasing unemployment rates or declining housing prices alter those historical frequency and severity patterns, actual paid claims on the existing delinquent loans may be greater than the reserves that we have provided and require a charge to earnings.

Since, consistent with industry practice, we generally provide reserves only for loans in default that have been reported to us and an estimate of loans in default not yet reported to us, any increase in the level of delinquent loans reported would require an increase to reserves and a charge to earnings.

Reserves are provided for the estimated ultimate costs of settling claims on both loans reported in default and loans in default that are in the process of being reported to us. Generally accepted accounting principles preclude us from establishing loss reserves for future claims on insured loans that are not currently in default. We generally do not establish reserves until we are notified that a borrower has failed to make at least two payments when due. A prolonged deterioration of general economic conditions such as increasing unemployment rates or declining housing prices could adversely alter the historical delinquency patterns resulting in an increase in the level of loans in default. An increase in the number of loans in default would require additional reserves and a charge to earnings as they are reported to us.

Because our business is concentrated among relatively few major lenders, our revenues and net income could decline if we lose a significant customer.

Our business depends on a relatively small number of customers. During 2006, our top ten lenders were responsible for 80% of our Primary flow new insurance written, compared to 77% in 2005. Additionally, our top three lenders were responsible for approximately 65% of our Primary flow new insurance written during 2006. This concentration of business could increase as a result of further consolidation in the lending industry or other factors. The loss of business from one or more of our major lenders could have an adverse effect on our business, financial condition and operating results.

If housing values fail to appreciate or decline on a more significant and larger geographic basis, we may incur a higher level of losses from paid claims and also be required to increase reserves.

A component of our mitigation efforts on mortgage insurance claims is our option of paying the coverage percentage in full satisfaction of our obligations under the policy or paying off the entire loan amount and taking title to the mortgaged property underlying a defaulted loan. The critical assumption behind the purchase option is that the property has appreciated in value since the loan was originated and that we will be able to recover some, or the entire amount at risk, through the acquisition and subsequent sale of the property. The purchase option proved successful during the first three quarters of 2006 in mitigating losses, but was less successful in the fourth quarter of 2006. The assumptions utilized in our reserve methodology have factored in a certain amount of loss mitigation resulting from the utilization of the purchase option. If housing values fail to appreciate or decline on a more significant and larger geographic basis, the frequency of loans going into default and eventually to a paid claim could increase and our ability to mitigate our losses on defaulted mortgages may be further reduced, which could have a material adverse effect on our business, financial condition and operating results.

Because a growing portion our business is sensitive to interest rates, a large increase in rates would cause higher monthly mortgage payments for borrowers that could potentially lead to a greater number of defaults, which would adversely impact our business.

At December 31, 2006, approximately 30% of our Primary risk in force and 69% of our Modified Pool risk in force is comprised of adjustable-rate mortgage loans or ARMs. Monthly payments on these loans are altered periodically through an adjustment of the interest rate. Many ARMs have a fixed interest rate for a stated period of time, and accordingly, have not yet been subject to an interest rate adjustment. In periods of rising interest rates, a borrower’s monthly payment will increase. A large increase in interest rates over a short period of time could lead to “payment shocks” for borrowers that could potentially lead to more reported defaults.

At December 31, 2006, approximately 12% of our Primary risk in force and 13% of our Modified Pool risk in force is comprised of pay option ARMs with the potential for negative amortization on the loan. These percentages have grown substantially over the past year. These loans allow borrowers, for a stated period of time, to make monthly payments that do not cover the interest on the loan meaning the loan balance will increase. These pay option ARM loans may have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity through loan amortization as payments are made. The risk of default may be further increased if the interest rate paid during the payment option period is significantly below current market rates. Additionally, it is important to note the lack of long-term historical performance data associated with pay option ARMs across all market conditions, could increase the volatility of the estimates used in our reserve models. If interest rates increase causing “payment shock” to borrowers with ARMs, our default rate could increase which could have a material adverse impact on our business, financial condition and operating results.

The premiums we charge for mortgage insurance on non-prime loans, ARMs and Alt-A loans may not be adequate to compensate for future losses from these products.

Our new insurance written includes non-prime loans, ARMs and Alt-A loans that have an increased premium over prime, fixed rate and fully documented loans. The credit quality, loss development and persistency on these loans can vary significantly from our traditional prime loan business. For example, we have experienced a 3.64% delinquency rate on our Primary Alt-A loan portfolio compared to a 2.47% delinquency rate on our overall Primary loan portfolio. We expect that we will continue to experience higher default rates for non-prime loans, Alt-A loans and ARMs than for our prime fixed rate loans. Additionally, long-term historical performance data associated with non-prime loans, ARMs and Alt-A loans across all market conditions does not exist. We cannot be sure that the premiums including the additional risk charge that we apply to non-prime, ARMs and Alt-A loans will adequately offset the associated risk, which could adversely impact operating results.

A growing portion of our insurance in force consists of loans with high loan-to-value ratios or loans that are non-prime or both, which could result in more and larger claims than loans with lower loan-to-value ratios or prime loans.

A growing portion of our mortgage insurance in force consists of insurance on mortgage loans with LTVs at origination of more than 95%. When we are required to pay a claim on a higher LTV loan, it is generally more difficult to recover our costs from the underlying property, especially in areas with declining property values. Therefore, if we experience a higher default rate and paid claims on higher LTV loans, our results of operations could be adversely affected.

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

A downgrade or potential downgrade of the financial strength ratings assigned to our primary insurance subsidiary could weaken our competitive position.

One or more of S&P, Moody’s or Fitch could downgrade the financial strength ratings assigned to our primary insurance subsidiary, Triad, if they believe that we have experienced adverse developments in our business, financial condition or operating results. These ratings are important to our ability to market our products and to maintain our competitive position and customer confidence in our products. A downgrade in these ratings could have a material adverse effect on our business, financial condition and operating results. If the financial strength rating assigned to our insurance subsidiary were to fall below “Aa3” from Moody’s or the “AA−” level from S&P and Fitch, then mortgage lenders would not purchase mortgage insurance from us and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally would not purchase mortgages or mortgage-backed securities insured by us.

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

Fannie Mae and Freddie Mac also have the ability to implement new eligibility requirements for mortgage insurers and to alter or liberalize underwriting standards on low-down-payment mortgages they purchase which thereby affect the quality of the risk and the availability of mortgage loans. Additionally, Fannie Mae and Freddie Mac can alter the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law, and the circumstances in which mortgage servicers must perform activities intended to avoid or mitigate loss on insured mortgages that are delinquent. We cannot predict the extent to which any new requirements may be enacted or how they may affect the operations of our mortgage insurance business, our capital requirements and our products.

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

There are seven main mortgage insurance providers, of which we are the smallest. The mortgage insurance industry is highly dynamic and intensely competitive. The other private mortgage insurance providers are Mortgage Guaranty Insurance Corporation, Radian Guaranty Inc., PMI Mortgage Insurance Company, Genworth Financial Mortgage Insurance Company, United Guaranty Residential Insurance Company, and Republic Mortgage Insurance Company. Two of these are subsidiaries of well-capitalized companies with stronger insurance financial strength ratings and greater access to capital than we have.

If we are unable to compete successfully against other private mortgage insurers, or if we experience delays in introducing competitive new products and programs or if these products or programs are less profitable than our existing products and programs, our business will suffer

If mortgage lenders and investors select alternatives to private mortgage insurance, the amount of insurance that we write could decline, which could reduce our revenues and profits.

There are an increasing number of alternatives to traditional private mortgage insurance, and new alternatives may develop, which could reduce the demand for our mortgage insurance. Existing alternatives include:

•	mortgage lenders structuring mortgage originations to avoid private mortgage insurance utilizing 80-10-10 structures; over the past several years, the volume of these loans, or variations of them, have increased as alternatives to loans requiring mortgage insurance;

•	investors using credit enhancements as a partial or complete substitute for private mortgage insurance;

•	lenders and investors holding mortgages in their portfolios and self-insuring;

•	member institutions providing credit enhancement on loans sold to a Federal Home Loan Bank, or FHLB, which do not have the same requirements for mortgage insurance as Fannie Mae and Freddie Mac.

Changes in regulatory requirements could impact captive mortgage insurance arrangements for all industry participants.

State insurance departments or other officials may conduct investigations or reviews of our business practices such as our captive reinsurance or other risk sharing arrangements. The anti-referral fee provisions of RESPA provide that the Department of Housing and Urban Development (“HUD”) as well as the insurance commissioner or attorney general of any state may bring an action to enjoin violations of these provisions of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. In the summer of 2005, we received an inquiry from the New York Insurance Department relating to captive mortgage insurance arrangements to which we have responded fully. In January of 2006, we received a request for information from the Minnesota Insurance Department regarding our lender captive reinsurance arrangements to which we have also responded fully. While we believe our captive reinsurance arrangements are in conformity with applicable laws and regulations, it is not possible to predict the outcome of any such reviews or investigations nor is it possible to predict their effect on Triad or the entire mortgage insurance industry.

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

We expect the majority of claims on insured loans in our current portfolio to occur during the second through the fifth years after loan origination. Primary insurance written from the period of January 1, 2002 through December 31, 2005 represented 63% of our Primary risk in force as of December 31, 2006. Accordingly, a significant majority of our Primary portfolio is in, or approaching, its peak claim years. We believe our loss experience is likely to increase as our policies age. If the claim frequency on our risk in force significantly exceeds the claim frequency that was assumed in setting our premium rates, our financial condition and results of operations could be adversely affected.

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

A significant percentage of our new insurance written is underwritten pursuant to a delegated underwriting program. These programs permit certain mortgage lenders to determine whether mortgage loans meet our program guidelines and enable these lenders to commit us to issue mortgage insurance. We may expand the availability of delegated underwriting to additional customers. If an approved lender commits us to insure a mortgage loan, we may refuse to insure, or we may rescind coverage on that loan if the lender fails to follow our delegated underwriting guidelines. Even if we terminate a lender’s underwriting authority, we remain at risk for any loans previously insured on our behalf by the lender before that termination. The performance of loans insured through programs of delegated underwriting has not been tested over a period of extended adverse economic conditions, meaning that the program could lead to greater losses than we anticipate. If losses are significantly greater than anticipated, our delegated underwriting program could have a material adverse effect on our business, financial condition and operating results.

Geographic concentration of our risk in force could increase claims and losses and harm our financial performance.

We could be affected by economic downturns, natural disasters and other events in specific regions of the United States where a large portion of our business is concentrated. As of December 31, 2006, 14% of our risk in force was located in California, 11% was located in Florida and 7% was located in Texas. California and Florida have seen some of the highest house price appreciation over the last several years and in certain areas, have recently experienced house price depreciation. If housing declines continue or deepen, this could have an additional impact on the ultimate amount of paid claims in certain geographic areas and could have a material adverse impact on our business, financial condition and operating results.

If we fail to properly underwrite mortgage loans when we provide contract underwriting services, we may be required to provide monetary and other remedies to the customer.

Under the terms of our contract underwriting agreements existing with certain lenders, we agree to indemnify the lender against losses incurred in the event that we make material errors in determining whether loans processed by our contract underwriters meet specified underwriting or purchase criteria, subject to contractual limitations on liability. As a part of the contract underwriting services, we provide monetary and other remedies to our customers in the event that we fail to properly underwrite a mortgage loan. As a result, we assume credit and interest rate risk in connection with our contract underwriting services. Worsening economic conditions, a deterioration in the quality of our underwriting services or other factors could cause our contract underwriting liabilities to increase and have an adverse effect on our financial condition and results of operations. Although we have established a reserve to provide for potential claims in connection with our contract underwriting services, we have limited historical experience that we can use to establish reserves for these potential liabilities, and these reserves may not be adequate to cover liabilities that may arise.

We have committed to an operational presence in Canada during 2007. Our ability to successfully organize, develop successful administrative systems and gain meaningful market share in Canada is dependent on many factors over which we have no control.

As of the date of this report, we have not received a license to operate in Canada. There are several regulatory approvals that we are awaiting including an approval by the Department of Finance that allows lenders in Canada to obtain capital relief for lenders requiring borrowers to purchase mortgage insurance on mortgage loans. Obtaining all regulatory approvals is a process that cannot be accelerated and our ultimate entrance date into Canada is unknown at this time. Additionally, we are in the process of building policy administrative systems and lender interfaces that are different than those used in the U.S. These systems will allow the interchange of data to facilitate the underwriting process.

In Canada, we will compete with Canada Mortgage and Housing Corporation (CMHC), a Crown corporation that is not subject to the same capital requirements or profit objectives as we will be. Additionally, we will compete with Genworth Financial Mortgage Insurance Company Canada which is a well-established private mortgage insurer that has been in Canada for many years as well as several other mortgage insurers that have announced plans to enter that market. Our ability to differentiate ourselves from the other mortgage insurance companies as well as CMHC and gain a meaningful market share in Canada is dependent on our ability to execute our entrance strategy effectively. Success in Canada is expected to have a meaningful impact on our bottom line in the long term; however, we do not expect the Canadian operations to have a significant financial impact in 2007.

Item 1B.	Unresolved Staff Comments

We received a letter from the Division of Corporate Finance of the Securities and Exchange Commission dated December 22, 2006, requesting additional information relating to our Form 10-K for 2005. Specifically, the Commission staff requested information to better understand our disclosure relating to the following points:

•	The calculation of loss reserves related to defaults incurred but not reported,

•	Additional sensitivity analysis around the frequency and severity factors utilized in our loss reserve projections as described in the Critical Accounting Policies,

•	Additional disclosures related to the subsequent loss reserve deficiency reported in 2005 and 2004 based upon the reported reserves at December 31, 2004 and 2003.

On January 31, 2007, we responded to the Commission’s comments in a detailed letter addressing each of the above items. On March 9, 2007, we had further conversations with the Commission and the staff requested additional clarification of certain issues and an additional schedule.

Item 2.	Properties

The Company leases office space in its Winston-Salem headquarters and its seven underwriting offices located throughout the country under leases expiring between 2007 and 2012 and which require annual lease payments of approximately $1.5 million in 2007. With respect to all facilities, the Company either has renewal options or believes it will be able to obtain lease renewals on satisfactory terms. The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

Effective March 2007, the Company has entered into a lease to rent office space in Toronto, Canada for its Canadian operations under a lease expiring in 2009. Annual lease payments would be approximately $135,000 in 2007.

The Company maintains mid-range and micro-computer systems from its corporate data center located in its headquarters building to support its data processing requirements for accounting, policy administration, claims, marketing, risk management, and underwriting. The Company has in place back-up procedures in the event of emergency situations.

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

(a) Market information

The Company’s Common Stock trades on The NASDAQ Global Select Market® under the symbol “TGIC.” At December 31, 2006, 14,856,401 shares were issued and outstanding. The following table sets forth the highest and lowest closing prices of the Company’s Common Stock, $0.01 par value, as reported by NASDAQ during the periods indicated.

	2006		2005
	High	Low	High	Low

First Quarter	$46.95	$42.00	$59.50	$50.20
Second Quarter	$56.07	$45.77	$55.04	$49.50
Third Quarter	$52.88	$45.69	$53.88	$37.74
Fourth Quarter	$57.31	$49.11	$45.85	$35.75

(b) Holders

As of March 1, 2007, the number of stockholders of record of the Company’s Common Stock was approximately 325. In addition, there were an estimated 6,650 beneficial owners of shares held by brokers and fiduciaries.

(c) Dividends

Payments of future dividends are subject to declaration by the Company’s Board of Directors. The dividend policy is dependent also on the ability of Triad to pay dividends to the parent company. Currently, there are no intentions to pay dividends.

(d) Issuer purchases of equity securities

None.

Item 6.	Selected Financial Data

	Year Ended December 31
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)

Income Statement Data (for period ended):
Premiums written:
Direct	$256,706	$207,260	$176,696	$154,046	$124,214
Ceded	(46,140)	(40,644)	(35,365)	(27,310)	(18,345)

	$210,566	$166,616	$141,331	$126,736	$105,869

Earned premiums	$210,856	$168,997	$140,992	$119,732	$105,067
Net investment income	26,696	22,998	19,754	17,082	16,099
Net realized gains (losses)	1,584	36	504	3,029	(2,519)
Other income	8	15	16	24	72

Total revenues	239,144	192,046	161,266	139,867	118,719
Net losses and loss adjustment expenses	94,227	66,855	35,864	23,833	14,063
Interest expense on debt	2,774	2,773	2,772	2,772	2,771
Amortization of deferred acquisition cost	16,268	14,902	14,256	18,112	13,742
Other operating expenses (net of acquisition cost deferred)	35,556	29,610	26,483	22,776	22,900

Income before income taxes	90,319	77,906	81,891	72,374	65,243
Income taxes	24,684	21,093	23,474	21,283	20,140

Net income	$65,635	$56,813	$58,417	$51,091	$45,103

Basic earnings per share	$4.44	$3.87	$4.04	$3.57	$3.21
Diluted earnings per share	$4.40	$3.84	$3.98	$3.52	$3.15
Weighted average common and common share equivalents outstanding
Basic	14,769,859	14,691,478	14,458,453	14,322,216	14,060,420
Diluted	14,912,519	14,808,387	14,681,228	14,509,538	14,331,581
Balance Sheet Data (at year end):
Total assets	$895,631	$767,503	$672,035	$575,579	$482,886
Total invested assets	$607,312	$547,019	$476,913	$399,571	$326,537
Reserve for losses and loss adjustment expenses	$84,352	$51,074	$34,042	$27,186	$21,360
Unearned premiums	$13,193	$13,494	$15,942	$15,630	$8,539
Long-term debt	$34,510	$34,501	$34,493	$34,486	$34,479
Stockholders’ equity	$570,224	$499,191	$437,343	$369,930	$309,407
Statutory Ratios(1):
Loss ratio	44.7%	39.6%	25.4%	19.9%	13.4%
Expense ratio	23.4%	25.2%	29.4%	33.0%	38.0%

Combined ratio	68.1%	64.8%	54.8%	52.9%	51.4%

GAAP Ratios:
Loss ratio	44.7%	39.6%	25.4%	19.9%	13.4%
Expense ratio	24.6%	26.7%	28.8%	32.3%	34.6%

Combined ratio	69.3%	66.3%	54.2%	52.2%	48.0%

Other Statutory Data (dollars in millions)(1):
Direct insurance in force	$56,828.4	$44,407.0	$36,827.0	$31,747.8	$25,379.1
Direct risk in force (gross)	$9,440.5	$8,016.3	$7,627.0	$7,024.0	$5,790.9
Risk-to-capital	12.5:1	12.6:1	14.0:1	15.3:1	15.5:1

(1)	Based on statutory accounting practices and derived from combined statutory financial statements of Triad.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position, and results of operations for the three years ended December 31, 2006, of the Company. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes contained herein.

Certain of the statements contained herein, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, and legislative developments. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are different than anticipated, legislative developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity, as well as the factors described in the “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” section below with respect to forward-looking statements contained herein.

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

Reserve for Losses and Loss Adjustment Expenses

We calculate our best estimate of the reserve for losses to provide for the estimated costs of settling claims on loans reported in default, as of the date of our financial statements. Additionally, we provide a reserve for loans in default that are in the process of being reported to us (incurred by not reported) using an estimate based on the percentage of actual reported defaults. Our reserving process incorporates various components in a model that gives effect to current economic conditions and segment defaults by a variety of criteria. The criteria include, among others, policy year, lender, geography and the number of months and number of times the policy has been in default, as well as whether the defaults were underwritten as flow business or as part of a structured bulk transaction.

Frequency and severity are the two most significant assumptions in the establishment of our loss reserves. Frequency is used to estimate the ultimate number of paid claims associated with the current defaulted loans. The frequency estimate assumes that long-term historical experience, taking into consideration criteria such as those described in the preceding paragraph, and adjusted for current economic conditions that we believe will significantly impact the long-term loss development, provides a reasonable basis for forecasting the number of claims that will be paid. Severity is the estimate of the dollar amount per claim that will be paid. The severity factors are estimates of the percent of the risk in force that will be paid. The severity factors used are based on an analysis of the severity rates of recently paid claims, applied to the risk in force of the loans currently in default. The frequency and severity factors are updated quarterly. Economic conditions and other data upon which these factors are based may change more frequently than once a quarter. Therefore, significant changes in reserve requirements may become evident three or more months following the underlying events that would necessitate the change.

The estimation of loss reserves requires assumptions as to future events, and there are inherent risks and uncertainties involved in making these assumptions. Economic conditions that have affected the development of loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree. To provide a measure of the sensitivity on pretax income and loss reserves carried on the balance sheet, we have provided the following table that quantifies the impact of percentage increases and decreases in both the average frequency and severity as of December 31, 2006:

	Sensitivity Analysis
	Effect on Pretax Income from
	Changes in Assumptions
	Decrease in Factors	Increase in Factors
	Resulting in an	Resulting in a
	Increase in Pretax	(Decrease) in
	Income	Pretax Income
	(In thousands)

10% Increase (Decrease) in the Frequency Factors Utilized in the Loss Reserve Model	$7,045	$(7,145)
10% Increase (Decrease) in the Severity Factors Utilized in the Loss Reserve Model	$8,325	$(8,325)
10% Increase (Decrease) in Both the Frequency and Severity Factors Utilized in the Loss Reserve Model	$14,665	$(16,185)

The impact on loss reserves on the balance sheet would be to decrease reserves under favorable development and to increase reserves for unfavorable development. There would be no impact on liquidity resulting from the change in reserves. However, there would be a change in cash or invested assets equal to the increase or decrease in the ultimate paid claims related to the change in reserves. We believe that a 10% increase or decrease in frequency or severity is reasonably likely based on potential changes in future economic conditions and past experience. Economic conditions that could give rise to an increase in the frequency rate could be a sudden increase, or a prolonged period of increase in the unemployment rate while, conversely, a sudden drop in interest rates or a sustained period of economic and job growth could decrease the frequency rate. A sudden nationwide or widespread regional decline in home prices, or a prolonged period of flat or slowly depreciating home prices could increase the severity while a significant increase, or steady sustained growth in house price appreciation could decrease the severity.

Because the estimate for loss reserves is sensitive to the estimates of claims frequency and severity, we perform analyses to test the reasonableness of the best estimate generated by our loss reserve process. Our loss reserve estimation process and our analyses support the reasonableness of the best estimate of loss reserves recorded in our financial statements. See the “Losses and Expenses” section below for a more detailed discussion of the reserves for losses and loss adjustment expenses.

Investments

Valuing our investment portfolio involves a variety of assumptions and estimates, particularly for investments that are not actively traded. We rely on external pricing sources for highly liquid, publicly traded securities and use an internal pricing matrix developed by our outside investment advisors for privately placed securities. This matrix relies on our judgment concerning a) the discount rate we use in calculating expected future cash flows, b) credit quality and c) expected maturity.

We regularly monitor our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and any other-than-temporary impairments are charged against earnings in the proper period. The timely identification and valuation of potentially impaired securities involves many judgments. The most significant judgments that we make relate to the estimated future cash flows on potentially impaired securities and our intent and ability to hold a security to anticipated recovery of value. Inherently, there are risks and uncertainties involved in making these judgments. See further discussion of the valuation of our investment portfolio and the methodology to identify potential impairments under the “Investment Portfolio” section below.

Deferred Policy Acquisition Costs

The costs of acquiring new business, principally commissions and certain policy underwriting and issue costs which are primarily related to the production of new business, are capitalized as deferred policy acquisition costs (“DAC”). Amortization of DAC is charged to expense in proportion to premium recognized over the estimated policy life. We make judgments in the determination of estimated policy life utilized in the amortization assumptions. The most significant judgment that we make is the estimated life of the DAC. See further discussion of DAC under the “Financial Position” section below.

Overview

Through our subsidiaries, we provide Primary and Modified Pool mortgage guaranty insurance coverage to residential mortgage lenders and investors as a credit-enhancement vehicle. We classify insurance as Primary when we are in the first loss position and the LTV is 80% or greater when the loan is first insured. We classify all other insurance as Modified Pool. The majority of our Primary insurance is delivered through the flow channel, which is defined as loans originated by lenders and submitted to us on a loan-by-loan basis. We also provide mortgage insurance to lenders and investors who seek additional default protection (typically secondary coverage or on loans for which the individual borrower has greater than 20% equity), capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. These transactions are referred to as our structured bulk channel business. Those individual loans in the structured bulk channel in which we are in the first loss position and the LTV ratio is greater than 80% are classified as Primary. All of our Modified Pool insurance is delivered through the structured bulk channel.

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

Our expenses essentially consist of a) amounts paid on claims submitted, b) changes in reserves for estimated future claim payments on loans that are currently in default, c) general and administrative costs of acquiring new business and servicing existing policies, d) other general business expenses, and e) income taxes.

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

Consolidated Results of Operations

Following is selected financial information for the last three years:

				% Change	% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In thousands, except percentages and per share information)

Earned premiums	$210,856	$168,997	$140,992	24.8%	19.9%
Net losses and loss adjustment expenses	94,227	66,855	35,864	40.9	86.4
Other operating expenses	35,556	29,610	26,483	20.1	11.8
Net income	65,635	56,813	58,417	15.5	(2.7)
Diluted earnings per share	$4.40	$3.84	$3.98	14.6	(3.5)

Net income for 2006 grew over 2005 as a result of strong growth in earned premiums that exceeded growth of operating expenses and net losses and loss adjustment expenses. Growth of our insurance in force and strong persistency coupled with an increase in basis points on Primary business generated the growth in earned premiums. Basis points on Primary business increased due to higher premiums charged on new insurance with risk-adjusted rates such as Alt-A loans and adjustable rate mortgages (“ARMs”), including potential negative amortization loans. Production of these products increased throughout 2006 as discussed further in the “Production and In Force” and “Revenues” sections below.

Growth and seasoning of our insurance in force combined with refinements in the frequency and severity factors utilized in our calculation of our reserves caused net losses and loss adjustment expenses for 2006 to increase significantly over 2005. Insurance in force was $56.8 billion at December 31, 2006 compared to $44.4 billion at December 31, 2005 and $36.8 billion at December 31, 2004. This growth along with a greater percentage of loans entering the peak claim paying period increased both the number and amount of paid claims during 2006. Direct paid losses increased to $59.0 million for 2006 from $48.8 million for 2005. The actual number of claims paid for 2006 increased 20.6% over 2005 as well. In addition to paid claims, net losses and loss adjustment expenses also includes the change in reserves. We increased reserves $33.3 million during 2006 compared to $17.0 million during 2005. The increase in 2006 was due to an increase in the number of defaults, but also reflects the impacts of the increase in the frequency and severity factors due to the declining housing market and growth in our average portfolio loan size.

Other operating expenses for 2006 increased over 2005 due to organizational changes and staff additions to support our growth, expensing of stock options in 2006, and strategic initiatives, including expenses associated with entering the Canadian market. In July 2006, we announced our intention to submit an application to incorporate a Canadian subsidiary to begin operations in Canada. The Canadian company will be a monoline provider of mortgage guaranty insurance and, pending regulatory approvals, could start operations sometime in 2007. We incurred approximately $690,000 of expenses in 2006 relating to legal fees, consulting, personnel and application fees in connection with this process. We expect these expenses to increase during 2007 as we continue to put the necessary personnel and infrastructure into place in anticipation of the commencement of business in that year.

The increase in diluted earnings per share for 2006 over 2005 was consistent with the increase in net income. Realized investment gains, net of taxes, increased diluted earnings per share in 2006 by $0.07 and had no impact on diluted earnings per share in 2005. Diluted realized gains and losses per share is a non-GAAP measure. We believe this is relevant and useful information to investors because, except for write-downs on other-than-temporarily impaired securities, it shows the effect that our discretionary sales of investments had on earnings.

Net income for 2005 declined from 2004, as losses and loss adjustment expenses grew faster than earned premium during 2005. The growth in net losses and loss adjustment expenses in 2005 was principally a result of the ongoing seasoning of our insurance portfolio. In 2005, we experienced an increase in the number of paid claims and the number of reported defaults that caused us to significantly increase our reserve for losses to reflect these trends. We experienced growth in earned premiums in 2005, driven by moderate growth of our risk in force combined with an increase in premium basis points related to specific lender programs and a change in the mix of business. Realized investment gains increased diluted earnings per share by $0.02 in 2004.

We describe our results in greater detail in the discussions that follow. The information is presented in three categories: Production and In Force, Revenues, and Losses and Expenses.

Production and In Force

Below is a summary of new production:

				% Change	% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions, except percentages)

Primary insurance written	$12,088	$10,488	$10,709	15.3%	(2.1)%
Modified Pool insurance written	12,672	10,681	6,463	18.6	65.3

Total insurance written	$24,760	$21,169	$17,172	17.0%	23.3%

Primary new insurance written in 2006 increased over 2005 due to increased production primarily of products with risk-adjusted pricing such as Alt-A loans and ARMs, including loans with potential negative amortization. Primary new insurance written also increased due to an increase in lender paid transactions, which included, in some cases, products with risk-adjusted pricing. Loans with potential negative amortization include pay option ARMs. We classify all loans with adjustable interest rates as ARMs, including those for which the interest rate is fixed for a certain period of time. We define pay option ARMs as those that provide a fixed period of time during which the borrower has the option to pay monthly payments that are less than the interest accrued for those months. If the borrower elects this option, the LTV increases on the loan. Because the LTV can increase on a pay option ARM, these types of loans may present more risk to a mortgage insurer than traditional amortizing loans. We define ARMs with positive amortization as those that have scheduled loan principal amortization and those for which monthly payments are interest only for a fixed period of time and then convert to scheduled loan principal amortization. A relatively flat mortgage loan origination market in 2005 combined with a decline in the percentage of loan originations for which mortgage insurance was provided caused the decline in Primary insurance written in 2005 from that of 2004.

Using MICA definitions, net new primary insurance written for the entire industry declined approximately 5% for 2006 from 2005 based on information available from MICA and other public sources. Our increased production of products with risk-adjusted pricing combined with a gain in market share in 2006 mitigated the effects of this industry decline.

We believe that the overall mortgage loan origination market will continue to contract in 2007, which could reduce our Primary new insurance written. However, we believe that alternative credit enhancements such as 80-10-10’s, which can limit the need for mortgage insurance, have become less attractive to borrowers as short-term interest rates have risen. Further, the recent passing of legislation that makes mortgage insurance tax deductible in certain circumstances may also mitigate any potential reduction of Primary insurance written.

We write Modified Pool insurance only through our structured bulk channel. Structured bulk transactions for the entire industry increased approximately 9% for 2006 over 2005, according to information available from MICA and other publicly available data. Our Modified Pool insurance written for 2006 increased over 2005 as a result of this industry increase and a gain in our market share as shown in the table below. These same factors caused the increase in Modified Pool insurance written in 2005 over 2004. Our Modified Pool insurance written is likely to vary significantly from period to period due to: a) the limited number of transactions (but with larger size) occurring in this market, b) the level of competition from other mortgage insurers, c) the relative attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancement, and d) the changing loan composition and underwriting criteria of the market. We believe there will continue to be opportunities in 2007 in the structured bulk transaction market that meet our loan quality and pricing objectives.

The following table provides estimates of our national market share of net new insurance written, using MICA definitions, through our flow and structured bulk channels based on information available from MICA and other public sources for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Flow channel	6.3%	5.7%	4.8%
Structured bulk channel	14.5%	11.5%	11.3%
Total	9.1%	7.5%	6.0%

Our market share of new insurance written through the flow channel increased in 2006 and 2005 as a result of acquiring business from new lenders and increased writings with our targeted lenders, specifically with special lender-paid programs that applied primarily to non-prime loans. These special lender-paid programs are competitively priced among mortgage insurers and the production can vary from period to period, depending upon our willingness to accept the specific risk characteristics of these products. Our structured bulk market share will vary from period to period since our share of this market is dependent on the availability and size of transactions that meet our credit quality and pricing benchmarks and on our ability to bid successfully for these transactions.

A significant trend over the last three years in our Primary production has been our increased participation in the Alt-A marketplace. We have defined Alt-A loans as individual loans having FICO scores greater than 619 and that have been underwritten with reduced or no documentation. The following table summarizes the credit quality characteristics of our Primary new insurance written over the past three years and reflects the growth in our Alt-A production. We have defined A Minus loans as those loans having FICO credit scores greater than 574, but less than 620. We have defined Sub Prime loans as those loans with credit scores less than 575.

	Credit Quality
	2006	2005	2004

Prime	68.4%	76.1%	81.7%
Alt-A	29.2	18.3	13.6
A Minus	2.1	4.3	4.0
Sub Prime	0.3	1.3	0.7

Total	100.0%	100.0%	100.0%

Another significant trend in our Primary production over the past three years was the increase in ARMs, especially those loans subject to potential negative amortization. The following table summarizes the loan type characteristics of our Primary new insurance written over the past three years and reflects the growth in ARMs, especially the loans subject to potential negative amortization in 2006:

	Loan Type
	2006	2005	2004

Fixed	58.1%	62.9%	65.6%
ARM (positive amortization)	14.3	25.0	33.1
ARM (potential negative amortization)	27.6	12.1	1.3

Total	100.0%	100.0%	100.0%

Risk characteristics that we consider in our underwriting discipline also include, among other factors, the LTV of the loan. The following table summarizes the percentage of our Primary production by LTV over the past three years:

	Loan to Value
	2006	2005	2004

LTV ratio:
Greater than 95%	15.5%	12.4%	12.7%
90.01% to 95.00%	23.9	35.5	34.9
90.00% and below	60.6	52.1	52.4

Total	100.0%	100.0%	100.0%

LTVs on policies originated in the structured bulk channel are generally lower than those on policies we receive via the flow channel. Those policies generally also have other Primary coverage in front of our risk.

Periodically we enter into structured bulk transactions involving loans that have insurance effective dates within the current reporting period but for which detailed loan information regarding the insured loans is not provided by the issuer of the transaction until later. When this situation occurs, we accrue premiums that are due but not yet paid based upon the estimated commitment amount of the transaction in the reporting period with respect to each loan’s insurance effective date. However, these policies are not reflected in our insurance in force, new insurance written, or related industry data totals until we verify the loan level detail. At December 31, 2006, we had approximately $119 million of structured transactions with effective dates within 2006 for which loan level detail had not been received and, therefore, are not included in our own data or industry totals. These amounts will be reported as new production and insurance in force totals in 2007, when the issuer of the transactions provides accurate loan level detail to us. We have included in premium written and premium earned the respective estimated amounts due and earned during 2006 related to this insurance. At December 31, 2005, we had approximately $979 million of structured transactions with effective dates within 2005 for which loan level detail had not been received.

The following table provides detail on our direct insurance in force at December 31, 2006, 2005 and 2004:

				% Change	% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions, except percentages)

Primary insurance	$34,109	$29,792	$28,964	14.5%	2.9%
Modified Pool insurance	22,719	14,615	7,863	55.4	85.9

Total insurance	$56,828	$44,407	$36,827	28.0%	20.6%

Our Primary insurance in force grew in 2006 and in 2005 as a result of production during those years and improving persistency rates. Primary insurance annual persistency improved to 76.6% at December 31, 2006 compared to 70.0% at December 31, 2005 and 68.5% at December 31, 2004. If interest rates remain near current levels, we anticipate that persistency rates will also continue near current levels for 2007. However, persistency may be adversely affected if interest rates decline significantly from the levels experienced during 2006.

Our Modified Pool insurance in force grew significantly in 2006 and in 2005 due to our strong production in the structured bulk channel as well as an improving persistency rate. Approximately 34%, 39% and 81% of our insurance written attributable to our structured bulk channel during 2006, 2005, and 2004, respectively, was structured with deductibles that put us in the second loss position. The declines in Modified Pool insurance written with deductibles in 2006 and 2005 were the result of increased business with entities that do not utilize deductibles in their structures, although the use of deductibles remains an effective part of our Modified Pool risk management strategy.

As mentioned earlier, our Modified Pool insurance in force is comprised entirely of structured bulk transactions. Although terms vary, the structured bulk market can be broadly categorized into three different segments, or tiers, depending on the risk characteristics of the loans comprising a transaction. The loan characteristics of the three segments are a) predominantly high credit quality, low LTV, fully underwritten loans that may have niche characteristics such as non-conforming loan balances and risk concentrations related to geography, transaction purpose, or occupancy type; b) loans that generally have high credit quality and low to moderate LTVs that have been underwritten with reduced, streamlined, or no documentation; and c) generally fully underwritten loans with credit impaired borrowers (FICO credit score less than 575). In general, we believe that structured bulk business originated in segments b) and c) will report a higher default rate than our Primary business. However, we also believe that the lower LTVs associated with the structured bulk business originated in segments a) and b) will ultimately generate lower claim rates as a proportion of the reported defaults and lower levels of severity than Primary business. Most of our structured bulk insurance in force is comprised of the first two segments mentioned above, while only approximately 1% of our insurance in force attributable to structured bulk transactions was categorized in segment c) above.

Similar to the trend in new insurance written discussed above, Alt-A continues to grow as a percentage of our insurance in force. The following table shows the percentage of our insurance in force that we have classified as Alt-A at December 31, 2006, 2005 and 2004:

	2006	2005	2004

Primary insurance in force	15.4%	9.9%	7.3%
Modified Pool insurance in force	70.7%	66.9%	56.2%
Total insurance in force	37.5%	28.6%	17.7%

The following table provides information on risk in force at December 31, 2006, 2005 and 2004. As is evidenced by the following table, we have moved further out on the risk curve based upon the trends in these risk characteristics. Indicators of increased risk would include the following:

•	A decline in the percentage of business with prime credit quality

•	An increase in the percentage of Alt-A business

•	An increase in Primary LTV greater than 95%

•	An increase in potential negative amortization loan types

•	An increase in condominium property types

•	A decline in primary residence occupancy status

This increase in risk embedded in our portfolio increased the basis points that we charged for mortgage insurance in 2006 and 2005.

Risk in Force(1)

	Primary			Modified Pool
	2006	2005	2004	2006	2005	2004
	(In millions, except percentages)

Direct Risk in Force	$8,652	$7,471	$7,158	$788	$545	$374
Net Risk in Force	$7,824	$6,767	$6,587	$788	$545	$374
Credit quality:
Prime	80.2%	84.2%	86.3%	30.5%	32.8%	42.2%
Alt-A	15.7	10.8	8.2	68.5	65.9	55.3
A Minus	3.5	4.2	4.5	0.8	1.1	2.1
Sub Prime	0.6	0.8	1.0	0.2	0.2	0.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LTV:
95.01% and above	16.6%	14.3%	12.6%	—%	—%	—%
90.01% to 95.00%	37.1	41.9	42.2	—	0.5	0.5
90.00% and below	46.3	43.8	45.2	100.0	99.5	99.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Loan Type:
Fixed	70.1%	73.7%	76.4%	31.0%	41.3%	59.9%
ARM (positive amortization)	18.3	22.2	23.1	55.6	58.7	40.1
ARM (potential negative amortization)	11.6	4.1	0.5	13.4	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Mortgage Term:
15 years and under	2.6%	4.2%	6.0%	2.2%	3.7%	6.1%
Over 15 years	97.4	95.8	94.0	97.8	96.3	93.9

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Property Type:
Condominium	9.6%	7.8%	6.9%	8.0%	5.9%	1.3%
Other (principally single-family detached)	90.4	92.2	93.1	92.0	94.1	98.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Occupancy Status:
Primary residence	89.4%	91.9%	93.5%	73.7%	74.2%	74.1%
Secondary home	7.4	4.6	3.3	6.2	5.7	5.2
Non-owner occupied	3.2	3.5	3.2	20.1	20.1	20.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Mortgage Amount:
$200,000 or less	58.4%	67.7%	71.2%	38.4%	46.4%	50.4%
Over $200,000	41.6	32.3	28.8	61.6	53.6	49.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Percentages represent distribution of direct risk in force on a per policy basis and does not account for applicable stop-loss amounts or deductibles.

Our book of business is relatively unseasoned, having a weighted average life of 2.3 years at December 31, 2006 compared to 2.4 years at December 31, 2005 and 2.2 years at December 31, 2004. The following table shows direct risk in force as of December 31, 2006, 2005 and 2004 by year of loan origination.

	2006		2005		2004
	Direct Risk		Direct Risk		Direct Risk
Certificate Year	in Force	Percent	in Force	Percent	in Force	Percent
	(In millions, except percentages)

2000 and before	$196.6	2.1%	$262.2	3.3%	$383.2	5.1%
2001	211.1	2.2	289.4	3.6	488.4	6.5
2002	503.9	5.3	687.0	8.6	1,088.5	14.4
2003	1,598.3	16.9	2,111.7	26.3	2,991.2	39.7
2004	1,589.8	16.9	2,077.7	25.9	2,580.6	34.3
2005	2,255.2	23.9	2,588.3	32.3	—	—
2006	3,085.5	32.7	—	—	—	—

Total	$9,440.4	100.0%	$8,016.3	100.0%	$7,531.9	100.0%

We offer mortgage insurance structures designed to allow lenders to share in the risks of mortgage insurance. One such structure is our captive reinsurance program under which a reinsurance company, generally an affiliate of the lender, assumes a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. The following table shows the percentage of our Primary flow channel insurance in force as well as the percentage of our total insurance in force that was subject to captive reinsurance arrangements at December 31, 2006, 2005 and 2004.

	2006	2005	2004

Primary flow channel insurance in force	61.0%	59.0%	56.6%
Total insurance in force	35.5%	39.0%	43.4%

The growth of the percentage of Primary direct insurance in force that was subject to captive reinsurance arrangements in 2006 and in 2005 was the result of the addition of new lenders that participate in captive reinsurance arrangements as well as increased writings with existing lenders that participate in captive reinsurance arrangements. The declines in the percentage of total direct insurance in force subject to captive reinsurance in 2006 and in 2005 reflect the fact that a greater portion of our insurance in force consists of Modified Pool business. None of our Modified Pool insurance in force is subject to captive reinsurance arrangements.

We believe captive reinsurance arrangements are an effective risk management tool as selected lenders share in the risk under these arrangements. Additionally, captive reinsurance arrangements are structured so that we receive credit against the capital required in certain risk-based capital models utilized by rating agencies. We remain committed to structuring captive reinsurance arrangements, including deep ceded arrangements where the net premium cede rate is greater than 25%, on a lender-by-lender basis as we deem it to be prudent depending on a number of considerations including competition, market share and lender quality. We will continue to be an active participant with our qualified lenders in captive reinsurance arrangements.

Revenues

A summary of the individual components of our revenue for the past three years follows:

				% Change	% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In thousands, except percentages)

Direct premium written	$256,706	$207,260	$176,696	23.9%	17.3%
Ceded premium written	(46,140)	(40,644)	(35,365)	13.5	14.9

Net premium written	210,566	166,616	141,331	26.4	17.9
Change in unearned premiums	290	2,381	(339)	(87.8)	802.4

Earned premiums	$210,856	$168,997	$140,992	24.8%	19.9%

Net investment income	$26,696	$22,998	$19,754	16.1%	16.4%
Total revenues	$239,144	$192,046	$161,266	24.5%	19.1%

We experienced strong growth in earned premiums in both 2006 and 2005 due to increases in net premium written in both years. Direct premium written is comprised of premium written for both Primary and Modified Pool business. Our growth in total direct premiums written in 2006 and 2005 was the result of the growth of our insurance in force through the strong production of Primary insurance products with risk-based pricing as noted previously in the “Production and In Force” section as well as growth in our Modified Pool business. Because of the increased production of products with risk-based pricing, the premium rate expressed in terms of basis points on our average Primary insurance in force for 2006 has risen approximately 7% over 2005. Additionally, favorable persistency levels increased renewal premium in both years, which is included in direct premium written. Annual persistency was at 76.8% at December 31, 2006 compared to 68.7% at December 31, 2005 and 67.6% at December 31, 2004.

Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captive as well as non-captive reinsurance companies. The growth in ceded premium written in 2006 and 2005 was not as large as the increase in direct premium written as a result of Modified Pool business comprising a larger percentage of direct premium written in both years. Further, ceded premium written in 2006 was reduced by a no claims bonus on a terminated excess of loss reinsurance treaty of approximately $840 thousand. The following table provides further data on ceded premiums for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Premium cede rate (ceded premiums written as a percentage of direct premiums written)	18.0%	19.6%	20.0%
Captive reinsurance premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written)	17.2%	18.1%	18.0%
Average captive premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written under captive reinsurance arrangements)	36.6%	36.7%	36.9%

The table below provides data on insurance written that was subject to captive reinsurance arrangements for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Primary flow insurance written	50.4%	54.1%	54.4%
Total insurance written	22.3%	26.8%	33.9%

The percentage of Primary flow insurance written subject to captive reinsurance declined in 2006 from 2005 due to increased production of certain lender-paid programs that were not subject to captive reinsurance arrangements. The percentage of Primary flow insurance written subject to captive reinsurance was relatively flat in 2005 compared to 2004. The declines in the percentage of total insurance written subject to captive reinsurance in 2006 and in 2005 is again reflective of the fact that Modified Pool insurance written comprised a greater portion of our total insurance written in both of these years.

The difference between net written premiums and earned premiums is the change in the unearned premium reserve, which is established primarily on premiums received on annual products. Our unearned premium liability declined $0.3 million during 2006 compared to a decline of $2.4 million in 2005 and an increase of $0.3 million during 2004 due to fluctuations in the amount and timing of annual premiums received.

Assuming no significant decline in interest rates, we expect our persistency will remain near current levels in 2007. We anticipate that this should continue to have a positive effect on renewal earned premiums and total earned premiums in 2007.

Net investment income grew in 2006 and in 2005 primarily due to the growth in average invested assets in both years, partially offset by declines in portfolio yields. Average invested assets at cost or amortized cost grew by 13.4% in 2006 and 17.6% in 2005 as a result of the investment of positive cash flows from operations. Our investment portfolio tax-equivalent yield was 6.71%, 6.77%, and 6.99% at December 31, 2006, 2005 and 2004, respectively. We expect to see a growth in invested assets in 2007; however, we anticipate a continuing decline in the overall portfolio tax-equivalent yield as current interest rates remain below our average portfolio rate. See further discussion in the “Investment Portfolio” section of this document.

Net realized investment gains, except for write-downs on other-than-temporarily impaired securities, are the result of our discretionary dispositions of investment securities in the context of our overall portfolio management strategies and are likely to vary significantly from period to period. We wrote down other-than-temporarily impaired securities by approximately $0.4 million in 2006 compared to $0.2 million in 2005 and $0.5 million in 2004. See further discussion of impairment write-downs in the “Realized Losses and Impairments” section below.

Losses and Expenses

A summary of the significant individual components of losses and expenses and the year-to-year percentage changes follows:

				% Change	% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In thousands, except percentages)

Net losses and loss adjustment expenses	$94,227	$66,855	$35,864	40.9%	86.4%
Amortization of deferred policy acquisition costs	$16,268	$14,902	$14,256	9.2%	4.5%
Other operating expenses (net of acquisition costs deferred)	$35,556	$29,610	$26,483	20.1%	11.8%
Loss ratio	44.7%	39.6%	25.4%
Expense ratio	24.6%	26.7%	28.8%
Combined ratio	69.3%	66.3%	54.2%

Net losses and loss adjustment expenses (“LAE”) for 2006 increased over 2005 due to growth and seasoning of our insurance in force combined with refinements in the frequency and severity factors utilized in our calculation of our reserves. These refinements, most of which occurred in the fourth quarter of 2006, were made primarily to reflect a weakening housing market. The increases in the amortization of deferred policy acquisition costs in 2006 and 2005 are consistent with the growth in that asset balance. Other operating expenses increased in 2006 over 2005, reflecting the growth of our insurance in force as well as several key initiatives that have taken place in 2006. The discussion below provides more detail on both losses and expenses.

Net losses and LAE is comprised of the net claims paid and the change in loss reserves. Loss reserves represent our estimate of the ultimate claim costs of those loans reported to us as in default and those loans in default that are in the process of being reported to us. We will discuss each of these components separately and the impact on our financial results.

The following table provides detail on paid claims for the years ended December 31, 2006, 2005 and 2004:

				% Change	% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In thousands, except percentages)

Paid claims:
Primary insurance	$54,923	$44,369	$25,695	23.8%	72.7%
Modified Pool insurance	4,104	4,457	2,640	(7.9)	68.8

Total	$59,027	$48,826	$28,335	20.9%	72.3%

Number of claims paid:
Primary insurance	2,073	1,671	1,104	24.1	51.4
Modified Pool insurance	204	217	186	(6.0)	16.7

Total	2,277	1,888	1,290	20.6	46.4

Average severity of claims paid:
Primary insurance	$26.5	$26.6	$23.3	(0.4)%	14.2%
Modified Pool insurance	$20.1	$20.5	$14.2	(2.0)%	44.4%
Total	$25.9	$25.9	$22.0	0.0%	17.7%

Total paid claims increased in 2006 and in 2005 due to the overall growth of the insurance portfolio and the seasoning of our portfolio. As interest rates dropped to historical lows in 2003 and 2004, many borrowers refinanced. This meant most of the loans originated in years 2000 to 2002 canceled, and loans originated in 2003 and 2004 comprised a greater percentage of our total portfolio at the end of 2004. Historically, the highest anticipated claim frequency period is between years two to five from loan origination. Therefore, paid claims in 2004 were disproportionately low compared to the entire size of the portfolio because the portfolio was not seasoned. The growth in the number and amounts of Primary paid claims in 2005 and 2006 is consistent with aging of the portfolio as a greater percentage of policies are reaching their anticipated highest claim frequency period. The declines in both the dollar amount and number of paid claims on Modified Pool insurance in 2006 from 2005 were due to the seasoning of the business that was structured with deductibles. During 2006, a greater percentage of Modified Pool claims filed were on loans that were part of transactions structured with deductibles. Because of these deductibles, a greater percentage of the Modified Pool claims filed in 2006 did not result in a paid claim. The growth in paid losses in 2005 from 2004 was impacted by the increase in total average severity shown above. This increase was reflective of the growth of Alt-A loans that generally have a larger average loan balance than the rest of our portfolio, resulting in a higher claim payment.

Although for the year ended December 31, 2006 average severity remained relatively flat when compared to 2005, we experienced a significant increase in average severity for both Primary and Modified Pool insurance in the fourth quarter of 2006. The following table shows the average quarterly severity of paid claims during 2006:

	Three Months Ended
		September 30,	June 30,	March 31,
	December 31, 2006	2006	2006	2006
	(In thousands)

Average severity:
Primary insurance	$28.1	$25.8	$25.8	$26.3
Modified Pool insurance	$26.2	$18.2	$19.4	$16.4
Total	$27.9	$25.3	$25.3	$25.1

During the first three quarters of 2006, the average severity dropped compared to 2005. This was partially the result of the loss mitigation processes implemented during 2005. During the fourth quarter of 2006, we experienced a significant change in our ability to reduce claims through our traditional mitigation processes, which we believe was related to weakness in the housing market. In many cases, properties on which loans have defaulted are sold during the foreclosure process, which generally reduces our loss. When the property does not sell prior to foreclosure, we often pay the full amount of our coverage, which we call a full option settlement. In the fourth quarter of 2006, full option settlements were a larger percentage of our paid claims. The lack of mitigation opportunities contributed to the increase in severity for the fourth quarter.

As shown in the “Production and In Force” section above, we are insuring a larger percentage of mortgages in excess of $200,000. Claim payments on defaults of these larger mortgages are greater even if coverage percentages remain constant. Claim payments on these larger mortgages also increased severity in the fourth quarter of 2006. We expect the average severity will continue to trend upward as the average loan amounts in our portfolio continue to rise and as the housing market continues to experience a general deterioration, which reduces our loss mitigation opportunities. However, our average severity on paid losses can fluctuate from quarter to quarter as a result of the relatively small number of claims paid in a given period, especially in regards to our Modified Pool insurance. The increase in severity and the further seasoning of the insurance portfolio indicate that paid losses will continue to trend upward in 2007.

The table below provides the cumulative paid loss ratios by certificate year (calculated as direct losses paid divided by direct premiums received, in each case for a particular policy year) that have developed through December 31, 2006, 2005 and 2004. It excludes the effects of reinsurance.

	Cumulative Paid Loss Ratios as of December 31
Certificate Year	2006	2005	2004

1996	14.5%	13.9%	13.6%
1997	10.0	9.9	9.6
1998	6.5	6.4	6.0
1999	9.7	9.0	7.8
2000	34.7	32.0	27.8
2001	29.0	23.7	15.9
2002	29.2	22.4	10.2
2003	13.0	7.8	1.2
2004	10.2	2.0	—
2005	4.2	—	—
2006	0.1	—	—

The table above reflects relatively higher cumulative ratios of losses paid to premium received for the 2000 through 2002 policy years at this stage of development. This is due, in part, to a large portion of this business refinancing in subsequent years and the resulting lower aggregate level of premium received for these policy years.

Net losses and loss adjustment expenses also include the change in reserves for losses and loss adjustment expenses. The following table provides further information about our loss reserves at December 31, 2006, 2005 and 2004 and the related changes for the years then ended:

				% Change	% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In thousands, except percentages)

Primary insurance:
Reserves for reported defaults	$65,417	$44,198	$28,408	48.0%	55.6%
Reserves for defaults incurred but not reported	5,676	4,536	3,493	25.1	29.9

Total Primary insurance	71,093	48,734	31,901	45.9	52.8
Modified Pool insurance:
Reserves for reported defaults	11,477	1,836	1,809	525.1	1.5
Reserves for defaults incurred but not reported	773	403	235	91.8	71.5

Total Modified Pool insurance	12,250	2,239	2,044	447.1	9.5
Reserve for loss adjustment expenses	1,009	101	97	899.0	4.1

Total reserve for losses and loss adjustment expenses	$84,352	$51,074	$34,042	65.2%	50.0%

Net increase in reserve for losses and loss adjustment expenses	$33,278	$17,032	$6,856	95.4%	148.4%

The reserve for losses and loss adjustment expenses increased in 2006 primarily due to refinements in the frequency and severity factors utilized in our reserving methodology based upon the development of claims paid in 2006. An increase in the number of reported loans in default also contributed to the increase in the reserve for losses and LAE to a lesser extent. The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.

We continually monitor our reserves and claim development. As new data emerges, we consider its impact on our reserve calculation, and when necessary, refine our estimates. During 2005 and the first three quarters of 2006, we refined our segmentation for the reserve calculation and monitored emerging trends. These changes resulted in an increase in frequency factors utilized in our reserve calculation, which increased reserves during 2006 significantly more than the 5% increase in the number of reserved defaults from December 31, 2005 to December 31, 2006.

In the fourth quarter of 2006, we experienced a significant increase in our paid loss severity due to the deteriorating developments in the housing market as well as changes in our insured portfolio. After careful evaluation of these items, we determined that it was prudent to significantly increase the severity factors utilized in our reserving methodology to reflect trends in the housing markets that will reduce our opportunity for loss mitigation.

Increases in frequency factors also contributed to the increase in reserves during 2005, although the primary factor was an increase in the number of reported defaults at December 31, 2005 from December 31, 2004. A significant portion of this increase in defaults occurred in FEMA-designated areas as a result of hurricanes Katrina and Rita. At December 31, 2005, the number of defaults without deductibles in these areas represented approximately 11% of our total number of defaults without deductibles. Given the unique circumstances surrounding that situation and absent any evidence that these would develop differently, we reserved for these defaults at our normal level. As a result, we increased reserves approximately $3.4 million for the hurricane related defaults during the fourth quarter of 2005.

Primary and Modified Pool insurance defaults without deductibles from these FEMA-designated areas totaled 421 at December 31, 2006 compared to 693 at December 31, 2005. The terms of our coverage exclude any cost or expense related to the repair or remedy of any physical damage to the property collateralizing an insured mortgage loan. We have not obtained detailed property assessments for the defaults in the FEMA-designated areas. Our exposure could be limited if such assessments demonstrate that there is significant un-repaired physical damage to properties securing loans for which we have provided mortgage insurance. Additionally, we believe that many borrowers living in these areas did not make scheduled mortgage payments due to forbearance granted by Fannie Mae, Freddie Mac and lenders, even though the individual borrower’s financial condition was not significantly impacted. We continued to reserve for these defaults at our normal level through December 31, 2006. At December 31, 2006 there were reserves of $3.7 million for defaults in the FEMA-designated areas compared to $4.5 million at December 31, 2005. The reserve for these defaults has not declined as greatly as the decline in the number of defaults primarily due to the increase in the frequency and severity factors discussed above. We will continue to monitor this situation as the longer-term impacts develop.

The following table shows default statistics as of December 31, 2006, 2005 and 2004. Prior to 2006, information that came in late in the quarter from lenders was considered in our incurred but not reported reserve, but the default counts were not reflected in our default statistics. During 2006, we included the default information in our statistics and restated the 2005 and 2004 statistical information below. The number of loans in default restatement did not have a significant impact on the delinquency ratio. The table below includes these default counts in the default statistics for all years presented.

	2006	2005	2004

Total business:
Number of insured loans in force	338,086	302,488	266,574
Number of loans in default	8,566	7,753	5,922
With deductibles	1,898	1,389	634
Without deductibles	6,668	6,364	5,288
Percentage of loans in default (default rate)	2.53%	2.56%	2.22%
Percentage of loans in default excluding deductibles*	2.41%	2.48%	2.25%
Primary insurance:
Number of insured loans in force	225,531	217,397	218,011
Number of loans in default	5,565	5,617	4,430
Percentage of loans in default	2.47%	2.58%	2.03%
Modified Pool insurance:
Number of insured loans in force	112,555	85,091	48,563
Number of loans in default	3,001	2,136	1,492
With deductibles	1,898	1,389	634
Without deductibles	1,103	747	858
Percentage of loans in default	2.67%	2.51%	3.07%
Percentage of loans in default excluding deductibles*	2.16%	1.91%	5.15%
Primary Alt-A business**:
Number of insured loans in force	22,385	16,378	12,714
Number of loans in default	814	590	442
Percentage of loans in default	3.64%	3.60%	3.48%

*	Excludes loans written as part of structured bulk transactions with deductibles and defaults on these loans.

**	Included in Primary insurance amounts above.

The decline in the default rate for Primary insurance at December 31, 2006 from December 31, 2005 is attributable to the strong production during the 2006 that has yet to move into the period of highest anticipated default frequency. During 2006, our number of Primary insured loans in force increased approximately 4%

compared to a small decline during 2005. As this business seasons, we expect default rates to increase. The increase in the Primary insurance default rate at December 31, 2005 from December 31, 2004 was due largely to seasoning of the portfolio.

Our Modified Pool insurance continues to season, and the default rate increased accordingly at December 31, 2006 from December 31, 2005. As shown in the table above, this business is growing rapidly, which will cause fluctuations in the default rate from period to period.

At December 31, 2006, no individual structured bulk transaction with deductibles as part of the structure had incurred total losses that were nearing its individual deductible amount. We do not provide reserves on Modified Pool defaults with deductibles until the incurred losses for that specific structured bulk transaction is projected to exceed the deductible.

We have mentioned the increase in our writings of products subject to risk-adjusted pricing such as Alt-A and ARMs. The incidence rates of delinquencies on these products typically increase in the second through fourth year following loan origination. Much of the business that we have added subject to risk-adjusted pricing, especially those ARMs that have potential negative amortization, have not yet reached an age where we would expect to see an increase in delinquencies. We anticipate our number of loans in default for both Primary and Modified Pool insurance will increase as a larger percentage of our insurance in force reaches the period of the highest expected incidence of defaults, especially those newer products subject to risk-adjusted pricing. Most of the potential negative amortization ARM products that we insure have not yet been subject to rate resets. These rate resets could significantly increase the borrower’s required monthly payment, which we believe increases the risk of default over that of a fixed rate loan. We also expect default rates to increase, as these products become a larger percentage of our insurance in force. Consequently, we expect reserves will continue to increase.

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

Amortization of DAC increased in 2006 and 2005, primarily due to growth in the asset balance, partially offset by improved persistency. A full discussion of the impact of persistency on DAC amortization is included in the “Deferred Policy Acquisition Costs” section below.

Other operating expenses increased in 2005 due to growth in our insurance in force and due to expenses incurred in connection with the organizational changes following the hiring of a new chief executive officer in 2005 and a new chief financial officer in 2006. Because the growth in net premiums written was greater than the growth in expenses, the expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for 2006 improved to 24.6% from 26.7% for 2005 and 28.8% for 2004.

Our effective tax rate was 27.3% for 2006 compared to 27.1% for 2005 and 28.7% for 2004. The variance in the effective tax rates between years was due primarily to the change in tax-preferred interest income on investments as a percentage of pre-tax income. We expect our effective tax rate to remain near current levels, or increase slightly if total pre-tax income grows faster than tax-preferred income.

Significant Customers

Competition within the mortgage insurance industry continues to increase as many large mortgage lenders have limited the number of mortgage insurers with whom they do business. At the same time, consolidation among national lenders has increased the share of the mortgage origination market controlled by the largest lenders and that has led to further concentrations of business with a relatively small number of lenders. Many of the national lenders allocate Primary business to several different mortgage insurers. These allocations can vary over time. Our strategy is to continue our focus on national lenders while maintaining the productive relationships that we have built with regional lenders. Our ten largest customers were responsible for 80%, 77%, and 71% of insurance written through the flow channel during 2006, 2005, and 2004, respectively. In 2006, we had three customers that individually were responsible for more than 10% of insurance written through the flow channel. In the aggregate, these customers were responsible for 65% of insurance written through the flow channel. In 2005 and 2004, we had two customers that individually were responsible for more than 10% of insurance written through the flow channel. In the aggregate, these customers were responsible for 58% and 55% of insurance written through the flow channel in 2005 and 2004, respectively. Through actively seeking business with other lenders that meet our criteria, we are broadening our customer base in order to limit our concentration among lenders. The loss of, or considerable reduction in, business from one or more of these significant customers, without a corresponding increase from other lenders, would have an adverse effect on our business.

Financial Position

Total assets increased 17% to $896 million at December 31, 2006 over the same date in 2005, primarily the result of positive cash flows from operations. Total liabilities increased to $325 million at December 31, 2006, from $268 million at December 31, 2005, primarily driven by an increase in reserves for losses and loss adjustment expenses coupled with an increase in deferred tax liabilities. This section identifies several items on our balance sheet that are important in the overall understanding of our financial position. These items include deferred policy acquisition costs, prepaid federal income tax and related deferred income taxes. The majority of our assets are contained in our investment portfolio. A separate “Investment Portfolio” section follows this “Financial Position” section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk.

Deferred Policy Acquisition Costs

Costs expended to acquire new business are capitalized as DAC and recognized as expense over the anticipated premium paying life of the policy in a manner that approximates the estimated gross profits. We employ a dynamic model that calculates amortization of DAC separately for each year of policy origination. The model relies on assumptions that we make based upon historical industry experience and our own unique experience regarding the annual persistency development of each year of policy origination. Persistency is the most important assumption utilized in determining the timing of reported amortization expense reflected in the income statement and the carrying value of DAC on the balance sheet. A change in the assumed persistency can impact the current and future amortization expense as well as the carrying value on the balance sheet. Our model accelerates DAC amortization through a dynamic adjustment when actual persistency for a particular year of policy origination is lower than the estimated persistency originally utilized in the model. This dynamic adjustment applies only to lower than assumed persistency, and we do not decrease DAC amortization below the levels assumed in the model when persistency increases above those levels. When actual persistency is lower than that assumed in our models, the dynamic adjustment effectively adjusts the estimated policy life utilized in the model to a policy life based upon the current actual persistency. As seen below, the actual persistency is very close to the persistency assumed in the model as evidenced by the declining impact of the dynamic adjustment.

In addition, the recoverability of DAC carrying value on the balance sheet is tested by calculating an estimated future gross profit on the existing book of business and comparing that to the DAC balance. If this comparison indicates a premium deficiency, the DAC carrying value is reduced to the extent of that deficiency through a charge to expense.

Our DAC models separate the costs capitalized and the amortization streams between transactions arising from the structured bulk and flow distribution channels. Generally, structured bulk transactions have significantly lower acquisition costs associated with the production of the business and they also have a shorter original estimated policy life. We apply the dynamic adjustment to the structured bulk DAC models utilizing the same methodology. At December 31, 2006 and 2005, net unamortized DAC relating to structured bulk transactions amounted to 7.3% and 6.8% of the total DAC asset on the balance sheet.

The following table shows the DAC asset for the previous three years and the effect of persistency on amortization (dollar amounts in thousands):

	DAC Asset
	2006	2005	2004

Balance — beginning of year	$33,684	$32,453	$29,363
Costs capitalized	17,727	16,133	17,346
Amortization — normal	(15,990)	(13,191)	(12,194)
Amortization — dynamic adjustment	(278)	(1,711)	(2,062)

Total amortization	(16,268)	(14,902)	(14,256)

Balance — end of year	$35,143	$33,684	$32,453

Annual Persistency	76.8%	68.7%	67.6%

The growth in the normal DAC amortization is driven by growth in the DAC assets. Improvements in persistency during 2006 and 2005 decreased DAC amortization resulting from the dynamic adjustment. Assuming no significant increases in persistency, we anticipate DAC amortization to increase at a rate similar to the growth in the DAC asset during 2007. See further information on the accounting for DAC in Note 1 in the Notes to Consolidated Financial Statements.

Prepaid Federal Income Taxes and Deferred Income Taxes

We purchase ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) to take advantage of a special contingency reserve deduction that mortgage guaranty companies are allowed for tax purposes. We record these bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that will become due in ten years, when the contingency reserve is released, and the Tax and Loss Bonds mature. The proceeds from the maturity of the Tax and Loss Bonds are used to fund the income tax payments due in the same year. Prepaid income taxes were $166.9 million and $139.5 million at December 31, 2006 and 2005, respectively. The change from year to year approximates the change in the deferred income tax liability for the year.

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

The following table shows the growth and diversification of our investment portfolio:

	December 31,		December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(In thousands, except percentages)

Fixed maturity securities:
U.S. government obligations	$11,842	2.0%	$12,124	2.2%
State and municipal bonds	558,131	91.9	500,027	91.4
Corporate bonds	16,572	2.7	21,855	4.0
Mortgage-backed bonds	49	—	58	—

Total fixed maturities	586,594	96.6	534,064	97.6
Equity securities	10,417	1.7	8,159	1.5

Total available-for-sale securities	597,011	98.3	542,223	99.1
Other investments	5,000	0.8	—	—
Short-term investments	5,301	0.9	4,796	0.9

	$607,312	100.0%	$547,019	100.0%

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

We also manage risk and liquidity by limiting our exposure on individual securities. The following table shows the ten largest exposures to an individual creditor, or issuer in the case of equity securities, in our investment portfolio as of December 31, 2006:

	Carrying	% of Total
Name of Creditor	Value	Invested Assets
	(In thousands, except percentages)

Atlanta, Georgia Airport	$6,824	1.12%
State of Connecticut	6,653	1.10%
State of Pennsylvania	6,110	1.01%
State of Hawaii	5,406	0.89%
Federal National Mortgage Association	5,388	0.89%
State of Utah	5,263	0.87%
Structured Credit Holdings Plc (common stock)	5,000	0.82%
Port of Seattle, Washington	4,592	0.76%
City of Chicago, Illinois	4,562	0.75%
Cook County, Illinois	4,258	0.70%

As shown above, no investment in the securities of any single issuer exceeded 2% of our investment portfolio at December 31, 2006.

The following table shows the results of our investment portfolio for the last three years:

	2006	2005	2004
	(In thousands, except percentages)

Average investments at cost or amortized cost	$559,378	$493,256	$419,467
Pre-tax net investment income	$26,696	$22,998	$19,754
Effective pre-tax yield	4.8%	4.7%	4.7%
Tax-equivalent yield-to-maturity	6.7%	6.8%	7.0%
Pre-tax realized investment gains	$1,584	$36	$504

The drop in the tax-equivalent yield-to-maturity shown above reflects the investment of our cash flows from operations and reinvestment of proceeds from the maturity or call of higher yielding investments at new money rates, which were and are projected to continue to be lower than that of our overall portfolio yield. We anticipate this trend to continue into 2007.

Unrealized Gains and Losses

The following table summarizes by category our unrealized gains and losses in our securities portfolio at December 31, 2006:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Fixed maturity securities:
U.S. government obligations	$12,119	$4	$(281)	$11,842
State and municipal bonds	541,389	17,306	(564)	558,131
Corporate bonds	15,438	1,138	(4)	16,572
Mortgage-backed bonds	46	3	—	49

Subtotal, fixed maturities	568,992	18,451	(849)	586,594
Equity securities	9,530	954	(67)	10,417

Total securities	$578,522	$19,405	$(916)	$597,011

These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. Of the gross unrealized losses on fixed maturity securities shown above, approximately $440,000 related to bonds with a maturity date in excess of ten years. The largest individual unrealized loss on any one security at December 31, 2006 was approximately $100,000 on a bond issued by a Government-Sponsored Enterprise with an amortized cost of $5.0 million. Gross unrealized gains and losses at December 31, 2005 were $18.5 million and $(1.4) million, respectively.

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

	December 31,		December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(In thousands, except percentages)

Fixed Maturities:
U.S. treasury and agency bonds	$11,842	2.0%	$12,124	2.3%
AAA	464,042	79.1	420,489	78.7
AA	72,051	12.3	52,812	9.9
A	25,054	4.3	30,176	5.7
BBB	10,782	1.9	9,780	1.8
BB	50	—	781	0.1
CC and lower	279	—	—	—
Not rated	2,494	0.4	7,902	1.5

Total fixed maturities	$586,594	100.0%	$534,064	100.0%

Equities:
Preferred stocks:
AA	$1,708	16.4%	$1,709	20.9%
A	2,035	19.5	1,559	19.1
BBB	1,132	10.9	1,125	13.8
Not rated	—	—	490	6.0

	4,875	46.8	4,883	59.8
Common stocks	5,542	53.2	3,276	40.2

Total equities	$10,417	100.0%	$8,159	100.0%

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

In analyzing our potentially distressed securities list for other-than-temporary impairments, we pay special attention to securities that have been on the list continually for a period greater than six months. Our ability and intent to retain the investment for a sufficient time to recover its value is also considered. We assume that, absent reliable contradictory evidence, a security that is potentially distressed for a continuous period greater than nine months has incurred an other-than-temporary impairment. Such reliable contradictory evidence might include, among other factors, a liquidation analysis performed by our investment advisors, improving financial performance of the issuer, or valuation of underlying assets specifically pledged to support the credit.

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

Of the approximate $0.9 million of gross unrealized losses at December 31, 2006, securities with a fair value to cost or amortized cost ratio of less than 90% had a combined unrealized loss of approximately $39,000.

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

Realized Losses and Impairments

Realized losses include both write-downs of securities with other-than-temporary impairments and losses from the sales of securities. We wrote down securities by a total of approximately $375,000, $170,000 and $480,000 during 2006, 2005, and 2004, respectively, due to other-than-temporary declines in fair value.

Liquidity and Capital Resources

Our sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is generally applied to the payment of claims, interest, expenses, and prepaid federal income taxes in the form of Tax and Loss Bonds.

We generated positive cash flow from operating activities of $88.4 million in 2006 compared to $70.8 million for 2005 and $68.9 million for 2004. The increases in cash flow from operating activities reflects the growth in premiums and investment income received, partially offset by increases in paid losses and operating expenses.

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

The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay the parent company. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and that limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department. As of December 31, 2006, there have been no dividends paid by the insurance subsidiaries to the parent company. We are considering, among other alternatives, partial funding of the estimated $45 million initial capital required to commence business in Canada through a dividend from Triad to the parent company. Based upon current Canadian capital requirements and possibilities for growth in that market, we anticipate there may be a need for further capital infusions and dividends from Triad may be considered. As of December 31, 2006 there are no specific restrictions or requirements for capital support arrangements between the parent company and Triad or its subsidiaries.

We cede business to captive reinsurance affiliates of certain mortgage lenders (“captives”), primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds or letters of credit.

Total stockholders’ equity increased to $570.2 million at December 31, 2006, from $499.2 million at December 31, 2005. This increase resulted primarily from 2006 net income of $65.6 million and additional paid-in-capital of $4.5 million resulting from activity related to share-based compensation to employees and the associated tax benefit.

Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. The following table provides information regarding our statutory capital position at December 31, 2006 and 2005:

	2006	2005

Statutory policyholders’ surplus	$168.5	$131.6
Statutory contingency reserve	521.8	447.8

Total	$690.3	$579.4

The primary difference between statutory policyholders’ surplus and equity computed under generally accepted accounting principles is the statutory contingency reserve. Mortgage insurance companies are required to add to the contingency reserve an amount equal to 50% of calendar year earned premiums and retain the reserve for 10 years, even if the insurance is no longer in force. Therefore, a growing company such as Triad normally has a greater increase in its contingency reserve rather than in statutory surplus. The contingency reserve can be released if the loss ratio exceeds 35%. Our loss ratio for 2006 exceeded this threshold, and we released approximately $19.7 million of contingency reserve to surplus.

Triad’s ability to write insurance depends on the maintenance of its financial strength ratings. A number of states generally limit Triad’s risk-to-capital ratio to 25-to-1. As of December 31, 2006, Triad’s risk-to-capital ratio was 12.5-to-1 as compared to 12.6-to-1 at December 31, 2005. The risk-to-capital ratio is calculated using net risk in force as the numerator and statutory capital as the denominator. Net risk in force accounts for risk ceded under reinsurance arrangements, including captive risk-sharing arrangements as well as any applicable stop-loss limits and deductible amounts.

Triad is rated “AA” by both Standard & Poor’s Ratings Services and Fitch Ratings and “Aa3” by Moody’s Investors Service. S&P has not changed its “Stable” rating outlook for the U.S. private mortgage insurance industry that was issued in February of 2005. In December 2006, Fitch maintained its “Negative” rating outlook for the U.S. private mortgage insurance industry. Currently, Fitch, S&P, and Moody’s all report a “Stable” ratings outlook for Triad. A reduction in Triad’s rating or outlook could adversely affect our operations.

Fannie Mae has approval requirements for mortgage insurers. The rules require prior approval by Fannie Mae for many of Triad’s activities and new products, allow for other approved types of mortgage insurers rated less than “AA”, and give Fannie Mae increased rights to revise the eligibility standards of mortgage insurers. We have not seen any material impact on our operations and do not see any material impact on our current or future operations as a result of these rules. However, a material impact could still occur if Fannie Mae were to begin to utilize mortgage insurers rated below “AA” or revise eligibility standards of mortgage insurers in a way that would be adverse to Triad.

The Office of Federal Housing Enterprise Oversight (“OFHEO”) issued its risk-based capital rules for Fannie Mae and Freddie Mac in the first quarter of 2002. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a “AAA” rated private mortgage insurer than for insurance from a “AA” rated private mortgage insurer. The phase-in period for OFHEO’s risk-based capital rules is ten years. We do not believe the new risk-based capital rules had an adverse impact on our financial condition or operations through 2006 or that these rules will have a significant adverse impact on our financial condition or operations in the future. However, if the risk-based capital rules result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, our operations and financial condition could be significantly impacted.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

We had no material off-balance sheet arrangements at December 31, 2006.

We lease office facilities, automobiles, and office equipment under operating leases with minimum lease commitments that range from one to ten years. We had no capitalized leases or material purchase commitments at December 31, 2006.

Our long-term debt has a single maturity date of 2028. The following table represents our aggregate contractual obligations as of December 31, 2006:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 years	3-5 years	5 Years
	(In thousands)

Long-term debt	$35,000	$—	$—	$—	$35,000
Operating leases	10,378	2,267	3,797	2,937	1,377
Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP	84,352	67,815	16,537	—	—

Total	$129,730	$70,082	$20,334	$2,937	$36,377

The other long-term liabilities reflected on the Registrant’s balance sheet under GAAP category above is comprised of our reserve for losses and loss adjustment expenses. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. The future loss payment periods are estimated based upon historical experience.

Market Risk Exposure

Fixed maturity securities represented approximately 97% of our invested assets at December 31, 2006. While the fair value of these fixed rate securities generally bears an inverse relationship to changes in prevailing market interest rates, a change in market interest rates would not immediately impact earnings because we have the ability and intent to hold these securities until maturity. However, a decrease in market interest rates generally will have the effect of initiating an early call provision of those securities possessing such provisions. The proceeds relating to the early called securities in a decreasing interest rate environment generally are invested in lower yielding investments that would ultimately decrease earnings. Our long-term debt matures in 2028 with no early call or put provisions and bears interest at a fixed rate of 7.9% per annum. The fair value of this debt is sensitive to changes in prevailing interest rates; however, a change in rates would not impact earnings. We believe that a 20% increase or decrease in market interest rates is reasonable for the upcoming year. A 20% relative increase or decrease in market interest rates that affect our financial instruments would not have a material impact on earnings during the next fiscal year.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Management’s Discussion and Analysis and this Report contain forward-looking statements relating to future plans, expectations, and performance, which involve various risks and uncertainties, including, but not limited to, the following:

•	interest rates may increase or decrease from their current levels;

•	housing prices may increase or decrease from their current levels;

•	housing transactions requiring mortgage insurance may decrease for many reasons including changes in interest rates or economic conditions or alternative credit enhancement products;

•	our market share may change as a result of changes in underwriting criteria or competitive products or rates;

•	the amount of insurance written could be adversely affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae (“Government-Sponsored Enterprises”);

•	our financial condition and competitive position could be affected by legislation or regulation impacting the mortgage guaranty industry or the Government-Sponsored Enterprises, specifically, and the financial services industry in general;

•	rating agencies may revise methodologies for determining our financial strength ratings and may revise or withdraw the assigned ratings at any time;

•	decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings;

•	the amount of insurance written and the growth in insurance in force or risk in force as well as our performance may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, mix and pricing of our products and services and our competitors;

•	if we fail to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans;

•	with consolidation occurring among mortgage lenders and our concentration of insurance in force generated through relationships with significant lender customers, our margins may be compressed and the loss of a significant customer or a change in their business practices affecting mortgage insurance may have an adverse effect on our earnings;

•	our performance may be impacted by changes in the performance of the financial markets and general economic conditions;

•	economic downturns in regions where our risk is more concentrated could have a particularly adverse effect on our financial condition and loss development;

•	revisions in risk-based capital rules by the OFHEO for Fannie Mae and Freddie Mac could severely limit our ability to compete against various types of credit protection counterparties, including “AAA” rated private mortgage insurers;

•	changes in the eligibility guidelines of Fannie Mae or Freddie Mac could have an adverse effect on the Company;

•	proposed regulation by the Department of Housing and Urban Development to exclude packages of real estate settlement services, which may include any required mortgage insurance premium paid at closing, from the anti-referral provisions of the Real Estate Settlement Procedures Act could adversely affect our earnings;

•	our financial and competitive position could be affected by regulatory activity requiring changes to mortgage industry business practices, such as captive reinsurance;

•	failure to gain significant market share in Canada.

Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risks

See information in this report under the heading “Market Risk Exposures” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this document.

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

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, management has concluded that disclosure controls and procedures as of December 31, 2006 were effective in ensuring that material information required to be disclosed in this Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no significant changes in Triad Guaranty Inc.’s internal control over financial reporting during the quarter ended December 31, 2006 that would have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting in an adverse manner.

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

Management assessed the effectiveness of Triad Guaranty Inc.’s internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management determined that, as of December 31, 2006, Triad Guaranty Inc. maintained effective internal control over financial reporting.

Ernst & Young LLP, Triad Guaranty Inc.’s independent registered public accounting firm that audits the consolidated financial statements of Triad Guaranty Inc. included in this report has audited management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting

The Board of Directors and Stockholders of Triad Guaranty Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Triad Guaranty Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triad Guaranty Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Triad Guaranty Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Triad Guaranty Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triad Guaranty Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Triad Guaranty Inc. and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Greensboro, North Carolina
March 7, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding our directors and nominees for directors is included in our Proxy Statement for the 2007 Annual Meeting of Stockholders, and is hereby incorporated by reference.

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

This information is included in our Proxy Statement for the 2007 Annual Meeting of Stockholders, and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is included in our Proxy Statement for the 2007 Annual Meeting of Stockholders, and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

This information is included in our Proxy Statement for the 2007 Annual Meeting of Stockholders, and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

This information is included in our Proxy Statement for the 2007 Annual Meeting of Stockholders, and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report.

(a) (3) Listing of Exhibits — The response to this portion of Item 15 is submitted as a separate section of this report.

(b) Reports on Form 8-K filed or furnished during the fourth quarter of 2006 and through the date of this Form 10-K filing.

October 26, 2006 — Triad Guaranty Inc. issued a news release announcing its financial results for the three-month and nine-month periods ending September 30, 2006.

December 28, 2006 — Triad Guaranty Inc. entered into a Phantom Stock Award Agreement with Mark K. Tonnesen, President and Chief Executive Officer of the Company, and amended a prior letter agreement dated September 9, 2005 (the “Prior Agreement”) between the Company and Mr. Tonnesen (the amendment to he Prior Agreement is referred to herein as the “Amendment”). The purpose of the Phantom Stock Award Agreement and the Amendment was to resolve an ambiguity in the Prior Agreement and to preserve tax deductibility of certain equity awards.

January 19, 2007 — Triad Guaranty Inc. entered into a second amendment to an employment agreement with Mr. Ron D. Kessinger (Exhibit 10.42). Triad Guaranty Inc. also announced that Gregory J. McKenzie had been hired as the President and CEO of the Canadian operations.

January 25, 2007 — Triad Guaranty Inc. issued a news release announcing its financial results for the three-month and twelve-month periods ending December 31, 2006.

(c) Exhibits — The response to this portion of Item 15 is submitted as a separate section of this report.

(d) Financial Statement Schedules — The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of March 2007.

By:	/s/ Mark K. Tonnesen
Mark K. Tonnesen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 7th day of March, 2007 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ William T. Ratliff, III William T. Ratliff, III	Chairman of the Board

/s/ Mark K. Tonnesen Mark K. Tonnesen	President, Chief Executive Officer, and Director

/s/ Kenneth W. Jones Kenneth W. Jones	Senior Vice President, Chief Financial Officer

/s/ Kenneth S. Dwyer Kenneth S. Dwyer	Vice President, and Chief Accounting Officer

/s/ David W. Whitehurst David W. Whitehurst	Director

/s/ Robert T. David Robert T. David	Director

/s/ Michael A. F. Roberts Michael A. F. Roberts	Director

/s/ Richard S. Swanson Richard S. Swanson	Director

/s/ Glenn T. Austin, Jr. Glenn T. Austin, Jr.	Director

/s/ H. Lee Durham H. Lee Durham	Director

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) and (2), (3), (c), and (d)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

INDEX TO EXHIBITS

CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2006

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

INDEX TO EXHIBITS
(Item 15(a) 3)

Exhibit Number		Description of Exhibit

3.1		Certificate of Incorporation of the Registrant, as amended (5) (Exhibit 3.1)
3.2		By-Laws of the Registrant as amended March 21, 2003 (10)(Exhibit 3.2(c))
4.1		Form of Common Stock certificate (1) (Exhibit 4(a))
4.2		Indenture Between Triad Guaranty Inc. and Banker’s Trust Co. (6) (Exhibit 4.2)
10.6		Registration Agreement among the Registrant, Collateral Investment Corp. and Collateral Mortgage, Ltd. (2) (Exhibit 10.6)
10.16		Economic Value Added Incentive Bonus Program (Senior Management) (4) (Exhibit 10.16)
10.21		Excess of Loss Reinsurance Agreement between Triad Guaranty Insurance Corporation, Capital Mortgage Reinsurance Company, and Federal Insurance Company. (7) (Exhibit 10.21)
10.22		Excess of Loss Reinsurance Agreement between Triad Guaranty Insurance Corporation and Ace Capital Mortgage Reinsurance Company. (8) (Exhibit 10.22)
10.23		Employment Agreement between the Registrant and Earl F. Wall (3)(9) (Exhibit 10.23)
10.26		Employment Agreement between the Registrant and Kenneth C. Foster (3)(10) (Exhibit 10.26)
10.27		Consulting Agreement between the Registrant, Triad Guaranty Insurance Corporation, Triad Guaranty Assurance Company and Collateral Mortgage, Ltd. Providing advice and counsel regarding the investment strategy and tactics of Conning Asset Management Company, the Registrant’s new investment advisor. (11) (Exhibit 10.27)
10.28		Administrative Services Agreement between the Registrant, Triad Guaranty Insurance Corporation, Collateral Mortgage, Ltd., Collat, Inc., and New South Federal Savings Bank. (11) (Exhibit 10.28)
10.30		Exchange Agreement by and among the Registrant, Collateral Investment Corp. and the Shareholders of Collateral Investment Corp. Listed on the Signature Pages Hereto.(12)(Exhibit 10.30)
10.32		Employment Agreement and Related Document between the Registrant and Mark K. Tonnesen. (3)(13)(Exhibit 10.32)
10.34		Summary of plan of compensation for directors of the Registrant. (3) (14)
10.35		Form of 2006 Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan, replacing previous Exhibit 10.1 (3) (15) (Exhibit 10.35)
10.36		Amendment to Employment Agreement between the Registrant and Ron D. Kessinger, replacing previous Exhibit 10.33 (3) (15) (Exhibit 10.36)
10.37		Agreement entered into between the Registrant and Kenneth W. Jones (3) (15) (Exhibit 10.37)
10.38		Resignation and Release Agreement entered into between the Registrant and Eric B. Dana (3) (15) (Exhibit 10.38)
10.39		Employment Agreement between the Registrant and Kenneth N. Lard, replacing previous Exhibits 10.25 and 10.31 (3) (15) (Exhibit 10.39)
10.40		Amendment to Employment Agreement between the Registrant and Mark K. Tonnesen, amending Exhibit 10.32 (3) (16) (Exhibit 10.40)
10.41		Executive/Key Employee Phantom Stock Award Agreement between Registrant and Mark K. Tonnesen (3) (16) (Exhibit 10.41)
10.42		Amendment to Employment Agreement between the Registrant and Ron D. Kessinger, replacing previous Exhibit 10.36 (3) (17) (Exhibit 10.42)
*10	.43	Form of Executive Restricted Stock Agreement
*10	.44	Form of Executive Stock Option Agreement
*10	.45	Form of Outside Director Restricted Stock Agreement
*10	.46	Form of Outside Director Stock Option Agreement
21.1		Subsidiaries of the Registrant (7) (Exhibit 21.1)
*23	.1	Consent of Independent Registered Public Accounting Firm (Exhibit 23.1)

Exhibit Number		Description of Exhibit

*31	.1	Chief Executive Officer Sarbanes-Oxley Act Section 302 Certification dated March 7, 2007, for the Triad Guaranty Inc.’s Annual report on Form 10-K for the year ended December 31, 2006.
*31	.2	Chief Financial Officer Sarbanes-Oxley Act Section 302 Certification dated March 7, 2007, for the Triad Guaranty Inc.’s Annual report on Form 10-K for the year ended December 31, 2006.
*32	.1	Chief Executive Officer Sarbanes-Oxley Act Section 906 Certification dated March 7, 2007, for the Triad Guaranty Inc.’s Annual report on Form 10-K for the year ended December 31, 2006.
*32	.2	Chief Financial Officer Sarbanes-Oxley Act Section 906 Certification dated March 7, 2007, for the Triad Guaranty Inc.’s Annual report on Form 10-K for the year ended December 31, 2006.

*	Filed Herewith.

(1)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant’s Registration Statement on Form S-1 filed October 22, 1993 and amendments thereto.

(2)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1993 Form 10-K.

(3)	Denotes management contract or compensatory plan of arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S-K.

(4)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1996 Form 10-K.

(5)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the June 30, 1997 Form 10-Q.

(6)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1997 Form 10-K.

(7)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 1999 Form 10-K.

(8)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 2000 Form 10-K.

(9)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the June 30, 2002 Form 10-Q.

(10)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 2002 Form 10-K.

(11)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the 2004 Form 10-K.

(12)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the June 30, 2005 Form 10-Q.

(13)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the September 30, 2005 Form 10-Q.

(14)	Incorporated by reference to the Form 8-K Current Report filed March 2, 2006.

(15)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the June 30, 2006 Form 10-Q.

(16)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the December 26, 2006 Form 8-K Current Report.

(17)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the January 18, 2007 Form 8-K Current Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Triad Guaranty Inc.

We have audited the accompanying consolidated balance sheets of Triad Guaranty Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Guaranty Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Triad Guaranty Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Greensboro, North Carolina
March 7, 2007

TRIAD GUARANTY INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(In thousands, except share data)

ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: 2006 — $568,992; 2005 — $518,137)	$586,594	$534,064
Equity securities (cost: 2006 — $9,530; 2005 — $7,001)	10,417	8,159
Other investments	5,000	—
Short-term investments	5,301	4,796

	607,312	547,019
Cash and cash equivalents	38,609	8,934
Real estate acquired in claim settlement	10,170	5,721
Accrued investment income	8,054	7,237
Deferred policy acquisition costs	35,143	33,684
Property and equipment, at cost less accumulated depreciation (2006 — $21,160; 2005 — $18,628)	7,678	7,827
Prepaid federal income tax	166,908	139,465
Income taxes recoverable	51	181
Reinsurance recoverable	841	948
Other assets	20,865	16,487

Total assets	$895,631	$767,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$84,352	$51,074
Unearned premiums	13,193	13,494
Amounts payable to reinsurers	5,909	4,810
Deferred income taxes	176,483	155,189
Long-term debt	34,510	34,501
Accrued interest on debt	1,275	1,275
Accrued expenses and other liabilities	9,685	7,969

Total liabilities	325,407	268,312
Commitments and contingencies (Notes 5, 7, and 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 1,000,000 shares, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — authorized 33,091,400 shares, issued and outstanding 14,856,401 shares at December 31, 2006, and 14,774,153 at December 31, 2005	149	148
Additional paid-in capital	104,981	103,657
Accumulated other comprehensive income, net of income tax liability of $6,471 at December 31, 2006, and $5,980 at December 31, 2005	12,018	11,106
Deferred compensation	—	(3,161)
Retained earnings	453,076	387,441

Total stockholders’ equity	570,224	499,191

Total liabilities and stockholders’ equity	$895,631	$767,503

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2006	2005	2004
	(In thousands, except share data)

Revenue:
Premiums written:
Direct	$256,706	$207,260	$176,696
Ceded	(46,140)	(40,644)	(35,365)

Net premiums written	210,566	166,616	141,331
Change in unearned premiums	290	2,381	(339)

Earned premiums	210,856	168,997	140,992
Net investment income	26,696	22,998	19,754
Net realized investment gains	1,584	36	504
Other income	8	15	16

	239,144	192,046	161,266
Losses and expenses:
Net losses and loss adjustment expenses	94,227	66,855	35,864
Interest expense on debt	2,774	2,773	2,772
Amortization of deferred policy acquisition costs	16,268	14,902	14,256
Other operating expenses (net of acquisition costs deferred)	35,556	29,610	26,483

	148,825	114,140	79,375

Income before income taxes	90,319	77,906	81,891
Income taxes:
Current	4,078	2,805	2,295
Deferred	20,606	18,288	21,179

	24,684	21,093	23,474

Net income	$65,635	$56,813	$58,417

Earnings per common and common equivalent share:
Basic	$4.44	$3.87	$4.04

Diluted	$4.40	$3.84	$3.98

Shares used in computing earnings per common and common equivalent share:
Basic	14,769,859	14,691,478	14,458,453

Diluted	14,912,519	14,808,387	14,681,228

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Accumulated
		Additional	Other
	Common	Paid-In	Comprehensive	Deferred	Retained
	Stock	Capital	Income	Compensation	Earnings	Total
	(In thousands, except share data)

Balance at January 1, 2004	$144	$87,513	$11,190	$(1,128)	$272,211	$369,930
Net income	—	—	—	—	58,417	58,417
Other comprehensive income — net of tax:
Change in net unrealized gain	—	—	2,028	—	—	2,028

Comprehensive income						60,445
Issuance of common stock under stock incentive plan	2	3,739	—	—	—	3,741
Tax effect of exercise of non-qualified stock options	—	1,995	—	—	—	1,995
Net issuance of restricted stock under stock incentive plan	—	1,605	—	(1,605)	—	—
Amortization of deferred compensation	—	—	—	1,232	—	1,232

Balance at December 31, 2004	146	94,852	13,218	(1,501)	330,628	437,343
Net income	—	—	—	—	56,813	56,813
Other comprehensive income — net of tax:
Change in net unrealized gain	—	—	(2,112)	—	—	(2,112)

Comprehensive income						54,701
Issuance of common stock under stock incentive plan	2	3,267	—	—	—	3,269
Tax effect of exercise of non-qualified stock options and vesting of restricted stock	—	2,090	—	—	—	2,090
Net issuance of restricted stock under stock incentive plan	—	3,448	—	(3,448)	—	—
Amortization of deferred compensation	—	—	—	1,788	—	1,788

Balance at December 31, 2005	148	103,657	11,106	(3,161)	387,441	499,191
Net income	—	—	—	—	65,635	65,635
Other comprehensive income — net of tax:
Change in net unrealized gain	—	—	912	—	—	912

Comprehensive income						66,547
Adoption of SFAS 123(R)	—	(3,161)	—	3,161	—	—
Share-based compensation	—	3,476	—	—	—	3,476
Issuance of common stock under stock incentive plan	—	747	—	—	—	747
Tax effect of exercise of non-qualified stock options and vesting of restricted stock	—	263	—	—	—	263
Net issuance of restricted stock under stock incentive plan	1	(1)	—	—	—	—

Balance at December 31, 2006	$149	$104,981	$12,018	$—	$453,076	$570,224

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
Operating activities	(In thousands)

Net income	$65,635	$56,813	$58,417
Adjustments to reconcile net income to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	32,977	14,584	7,169
Accrued expenses and other liabilities	1,716	1,421	(1,817)
Current taxes payable	—	—	(6)
Income taxes recoverable	130	796	(977)
Amounts due to/from reinsurers	1,206	559	941
Accrued investment income	(817)	(1,008)	(1,654)
Policy acquisition costs deferred	(17,727)	(16,133)	(17,346)
Amortization of deferred policy acquisition costs	16,268	14,902	14,256
Net realized investment gains	(1,584)	(36)	(504)
Provision for depreciation	2,531	3,456	3,319
Accretion of discount on investments	130	(118)	(836)
Deferred income taxes	20,606	18,288	21,179
Prepaid federal income taxes	(27,443)	(20,333)	(21,008)
Real estate acquired in claim settlement, net of write-downs	(4,449)	(5,510)	(65)
Other assets	(4,378)	(916)	3,050
Other operating activities	3,645	4,082	4,800

Net cash provided by operating activities	88,446	70,847	68,918
Investing activities
Securities available-for-sale:
Purchases — fixed maturities	(172,782)	(130,475)	(153,262)
Sales — fixed maturities	116,101	35,900	57,864
Maturities — fixed maturities	6,386	11,715	20,097
Purchases — equities	(4,805)	—	(809)
Sales — equities	3,183	1,853	2,674
Purchases of other investments	(5,000)	—	—
Net change in short-term investments	(505)	7,724	(817)
Purchases of property and equipment	(2,382)	(2,339)	(2,895)

Net cash used in investing activities	(59,804)	(75,622)	(77,148)
Financing activities
Excess tax benefits from share-based compensation	286	—	—
Proceeds from exercise of stock options	747	3,269	3,741

Net cash provided by financing activities	1,033	3,269	3,741
Net change in cash and cash equivalents	29,675	(1,506)	(4,489)
Cash and cash equivalents at beginning of year	8,934	10,440	14,929

Cash and cash equivalents at end of year	$38,609	$8,934	$10,440

Supplemental schedule of cash flow information
Cash paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$34,454	$24,733	$23,692
Interest	$2,765	$2,765	$2,765

See accompanying notes.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.	Accounting Policies

Nature of Business

Triad Guaranty Inc. is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”), provides mortgage insurance coverage in the United States. This allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market and protects lenders from credit default-related expenses. Triad Guaranty Inc. and its subsidiary are collectively referred to as the “Company”.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (GAAP), which vary in some respects from statutory accounting practices which are prescribed or permitted by the various state insurance departments.

Consolidation

The consolidated financial statements include the amounts of Triad Guaranty Inc., Triad and Triad’s wholly-owned subsidiaries, Triad Guaranty Assurance Corporation (“TGAC”) and Triad Re Insurance Corporation (“Triad Re”). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investments

All fixed maturity and equity securities are classified as “available-for-sale” and are carried at fair value. Unrealized gains and losses on available-for-sale securities, net of tax, are reported as a separate component of accumulated other comprehensive income. Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Realized investment gains or losses are determined on a specific identification basis. The Company evaluates its investments regularly to determine whether there are declines in value that are other than temporary. When the Company determines that a security has experienced an other-than-temporary impairment, the impairment loss is recognized in the period as a realized investment loss.

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

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Acquired in Claim Settlement

Real estate is sometimes acquired in the settlement of claims as part of the Company’s effort to mitigate losses. The real estate is carried at lower of cost or net realizable value. Gains or losses from the holding or disposition of real estate acquired in claim settlement are recorded in net losses and loss adjustment expenses. At December 31, 2006 and 2005, the Company held 68 and 48 properties, respectively, that it acquired in settlement of claims.

Deferred Policy Acquisition Costs

The costs of acquiring new business, principally sales compensation and certain policy underwriting and issue costs, which vary with and are primarily related to the production of new business, are deferred. Amortization of such policy acquisition costs is charged to expense in proportion to estimated gross profit recognized over the estimated policy life.

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

Loss and Loss Adjustment Expense Reserves

Reserves are provided for the estimated costs of settling claims on loans reported in default and loans in default that are in the process of being reported to the Company. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. Amounts for salvage recoverable are considered in the determination of the reserve estimates. Loss reserves are established by management using a process that incorporates various components in a model that gives effect to current economic conditions and segments defaults by a variety of criteria. The criteria, include, among others, policy year, lender, geography and the number of months and number of times the policy has been in default, as well as whether the defaulted loan was underwritten through our flow distribution channel or as part of a structured bulk transaction.

Frequency and severity are the two most significant assumptions in the establishment of our loss reserves. Frequency is used to estimate the ultimate number of paid claims associated with the current defaulted loans. The frequency estimate assumes that long-term historical experience, taking into consideration criteria such as those described in the preceding paragraph, and adjusted for current economic conditions that the Company believes will significantly impact the long-term loss development, provides a reasonable basis for forecasting the number of claims that will be paid. Severity is the estimate of the dollar amount per claim that will be paid. The severity factors are estimates of the percent of the risk in force that will be paid. The severity factors used are based on an analysis of the severity rates of recently paid claims, applied to the risk in force of the loans currently in default. The frequency and severity factors are updated quarterly.

The estimation of loss reserves requires assumptions as to future events, and there are inherent risks and uncertainties involved in making these assumptions. Economic conditions that have affected the development of loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree. As adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Significant Customers

During 2006, one customer accounted for 17% of total revenues and two other customers each individually accounted for 11% of total revenues. In 2005, two of these same customers accounted for approximately 20% and 14% of total revenue. In 2004, these same two customers accounted for approximately 16% and 14% of the Company’s revenue.

Share-Based Compensation

Prior to January 1, 2006, the Company accounted for stock option grants and grants of restricted stock under its 1993 Long-Term Stock Incentive Plan (the “Plan”), which is more fully described in Note 11, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”). In accordance with APB 25, compensation expense was recognized for grants of restricted stock, but not for grants of stock options. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires compensation expense relating to share-based payment transactions to be recognized in financial statements. The Company adopted SFAS 123(R) effective January 1, 2006, utilizing the modified prospective application as defined in that statement. Under that transition method, compensation expense recognized in the year ended 2006 includes: a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

The following table shows the effect of adopting SFAS 123(R) in the Company’s financial statements for the year ended December 31, 2006 (in thousands, except per share information):

Income before income taxes	$(1,159)
Net income	$(753)
Earnings per share — basic	$(0.05)
Earnings per share — diluted	$(0.05)

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from share-based compensation as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation expense recognized for those share-based payments to be classified as financing cash flows. This amount was $286,000 for the year ended December 31, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods:

	2005	2004
	(In thousands, except earnings per share information)

Net income — as reported	$56,813	$58,417
Net income — pro forma	$56,155	$57,915
Earnings per share — as reported:
Basic	$3.87	$4.04
Diluted	$3.84	$3.98
Earnings per share — pro forma:
Basic	$3.82	$4.01
Diluted	$3.79	$3.94

Foreign Currency Translation

Assets denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents using exchange rates at December 31. Revenues and expenses are translated at weighted-average exchange rates for the period in which they occurred. Gains and losses on currency re-measurement represent the revaluation of assets and liabilities denominated in non-functional currency to the functional currency, the U.S. dollar and are recorded in net realized investment gains.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Basic and diluted earnings per share are based on the weighted-average daily number of shares outstanding. For diluted earnings per share, the denominator includes the dilutive effect on the weighted-average shares outstanding of employee stock options and nonvested restricted stock. There are no other reconciling items between the denominator used in basic earnings per share and diluted earnings per share. There are no reconciling items between the numerator used in basic earnings per share and diluted earnings per share. At December 31, 2006, 2005 and 2004, options to purchase approximately 35,000, 107,000 and 4,000 shares, respectively, of the Company’s stock were excluded from the calculation of earnings per share because they were antidilutive.

Comprehensive Income

The only element of other comprehensive income applicable to the Company is the change in unrealized gains and losses on securities classified as available-for-sale, which is displayed in the following table, along with related tax effects:

	2006	2005	2004
	(In thousands)

Unrealized gains (losses) arising during the period, before taxes	$2,988	$(3,213)	$3,624
Income tax (expense) benefit	(1,046)	1,124	(1,268)

Unrealized gains (losses) arising during the period, net of taxes	1,942	(2,089)	2,356

Less reclassification adjustment:
Gains realized in net income	1,584	36	504
Income tax expense	(554)	(13)	(176)

Reclassification adjustment for gains realized in net income	1,030	23	328

Other comprehensive income (loss)	$912	$(2,112)	$2,028

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company beginning January 1, 2007 and is not expected to have a material impact on the Company’s financial position or results of operations.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance on the consideration of the financial statement impacts of uncorrected prior year misstatements when quantifying a current year misstatement. SAB 108 was effective for the Company’s 2006 financial statements and did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.  (“SFAS 159”), which allows companies to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 159.

Reclassifications

During 2006, the Company reclassified unearned ceding commissions payable from that caption in the consolidated balance sheet to accrued expenses and other liabilities. Accordingly, $4,000 and $200,000 as of December 31, 2005 and 2004, respectively, was reclassified to accrued expenses and other liabilities to conform to the current year presentation, with conforming reclassifications in the statement of cash flows.

During 2005, the Company reclassified overnight investment sweep bank accounts from short-term investments to cash and cash equivalents. Accordingly, $3.6 million and $14.0 million as of December 31, 2004 and 2003, respectively, was reclassified from short-term investments to cash and cash equivalents to conform to the current year presentation, with conforming reclassifications in the statement of cash flows.

2.	Investments

The cost or amortized cost, gross unrealized gains and losses, and the fair value of investments at December 31, 2006 and 2005 are as follows:

	December 31, 2006
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale securities:
Fixed maturity securities:
U.S. government	$12,119	$4	$(281)	$11,842
State and municipal	541,389	17,306	(564)	558,131
Corporate	15,438	1,138	(4)	16,572
Mortgage-backed	46	3	—	49

Total fixed maturity securities	568,992	18,451	(849)	586,594
Equity securities	9,530	954	(67)	10,417
Other investments	5,000	—	—	5,000
Short-term investments	5,301	—	—	5,301

	$588,823	$19,405	$(916)	$607,312

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Available-for-sale securities:
Fixed maturity securities:
U.S. Government	$12,348	$16	$(240)	$12,124
State and municipal	486,014	14,993	(980)	500,027
Corporate	19,719	2,211	(75)	21,855
Mortgage-backed	56	2	—	58

Total fixed maturity securities	518,137	17,222	(1,295)	534,064
Equity securities	7,001	1,284	(126)	8,159
Short-term investments	4,796	—	—	4,796

	$529,934	$18,506	$(1,421)	$547,019

At December 31, 2006 and 2005, the Company had 174 and 81 securities with gross unrealized losses, respectively. The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Fixed maturities:
U.S. Government	$—	$—	$10,968	$(281)	$10,968	$(281)
State and municipal	31,094	(159)	20,632	(405)	51,726	(564)
Corporate	392	(4)	—	—	392	(4)

Subtotal	31,486	(163)	31,600	(686)	63,086	(849)
Equity securities	658	(56)	205	(11)	863	(67)

Total temporarily impaired securities	$32,144	$(219)	$31,805	$(697)	$63,949	$(916)

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Fixed maturities:
U.S. Government	$8,376	$(123)	$2,883	$(117)	$11,259	$(240)
State and municipal	57,969	(718)	9,572	(262)	67,541	(980)
Corporate	731	(75)	—	—	731	(75)

Subtotal	67,076	(916)	12,455	(379)	79,531	(1,295)
Equity securities	1,105	(19)	1,347	(107)	2,452	(126)

Total temporarily impaired securities	$68,181	$(935)	$13,802	$(486)	$81,983	$(1,421)

The Company reviews its investments quarterly to identify and evaluate whether any investments have indications of possible impairment and whether any impairments are other than temporary. Factors considered in determining whether a loss is other than temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery in market value. The Company believes at this point in time that the positive evidence far outweighs the negative evidence and all of the unrealized losses shown above are temporary. Those gross unrealized losses at December 31, 2006 related to fixed maturities that have been in a continuous loss position for 12 months or more are primarily the result of changes in interest rates. None of the fixed maturity securities with unrealized losses have ever missed or been delinquent on a scheduled principal or interest payment. During 2006 and 2005, the Company wrote down securities by $375,000 and $170,000, respectively, to reflect other-than-temporary declines in fair value.

The amortized cost and estimated fair value of investments in fixed maturity securities, at December 31, 2006, are summarized by stated maturity as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(In thousands)

Maturity:
One year or less	$27,566	$28,040
After one year through five years	146,279	151,569
After five years through ten years	297,005	305,559
After ten years	98,096	101,377
Mortgage-backed securities	46	49

Total	$568,992	$586,594

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The details of net realized investment gains including other-than-temporary impairments are as follows:

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$913	$25	$626
Gross realized losses	(222)	(305)	(146)
Equity securities:
Gross realized gains	1,113	396	416
Gross realized losses	(207)	(80)	(435)
Foreign currency gross realized losses	(13)	—	—
Covered call options:
Gross realized gains	—	—	43
Gross realized losses	—	—	—

Net realized gains	$1,584	$36	$504

Net unrealized gains on fixed maturity securities increased (decreased) by $1,675,000, $(2,762,000) and $3,477,000 in 2006, 2005, and 2004, respectively; the corresponding amounts for equity securities were $(271,000), $(488,000), and $(356,000).

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Income:
Fixed maturities	$26,061	$22,956	$19,829
Preferred stocks	313	334	385
Common stocks	98	173	176
Cash, cash equivalents and short-term investments	1,013	422	135

	27,485	23,885	20,525
Expenses	(789)	(887)	(771)

Net investment income	$26,696	$22,998	$19,754

At December 31, 2006 and 2005, investments with an amortized cost of $6,631,000 and $6,432,000, respectively, were on deposit with various state insurance departments to satisfy regulatory requirements.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Deferred Policy Acquisition Costs

An analysis of deferred policy acquisition costs is as follows:

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Balance at beginning of year	$33,684	$32,453	$29,363
Acquisition costs deferred:
Sales compensation	7,072	6,296	7,340
Underwriting and issue expenses	10,655	9,837	10,006

	17,727	16,133	17,346
Amortization of acquisition expenses	16,268	14,902	14,256

Net increase	1,459	1,231	3,090

Balance at end of year	$35,143	$33,684	$32,453

4.	Reserve for Losses and Loss Adjustment Expenses

Activity for the reserve for losses and loss adjustment expenses for 2006, 2005, and 2004 is summarized as follows:

	2006	2005	2004
	(In thousands)

Reserve for losses and loss adjustment expenses at January 1, net of reinsurance recoverables	$51,073	$34,040	$27,183
Incurred losses and loss adjustment expenses net of reinsurance recoveries (principally in respect of default notices received in):
Current year	70,141	43,215	25,942
Deficiency on prior years	24,086	23,640	9,922

Total incurred losses and loss adjustment expenses	94,227	66,855	35,864
Loss and loss adjustment expense payments net of reinsurance recoveries (principally in respect of default notices received in):
Current year	7,865	3,734	2,033
Prior years	53,084	46,088	26,974

Total loss and loss adjustment expense payments	60,949	49,822	29,007

Reserve for losses and loss adjustment expenses at December 31, net of reinsurance recoverables of $1, $1, and $2 in 2006, 2005, and 2004, respectively	$84,351	$51,073	$34,040

The foregoing reconciliation shows deficiencies in the reserve for losses and loss adjustment expenses at December 31, 2005, 2004 and 2003. The deficiency recognized in 2006 on the December 31, 2005 reserve was due to increased severity and frequency factors applied to 2005 defaults based upon trends observed in claims paid during 2006 primarily reflecting a decline in the housing markets. Deficiencies recognized in 2005 and 2004 on the respective December 31, 2004 and 2003 reserve were due to increases in frequency factors driven by changes in the composition of the default inventory, including more pending claims than assumed originally in the reserving model. Pending and ultimately paid claims increased in 2005 and 2004 over the Company’s estimates due to the assumptions regarding the seasoning of the business and the impact of the significant refinancing in 2003 and 2004.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Commitments

The Company leases certain office facilities, autos, and equipment under operating leases. Rental expense for all leases was $2,102,000, $2,058,000, and $2,061,000, for 2006, 2005 and 2004, respectively. Future minimum payments under noncancellable operating leases at December 31, 2006, are as follows (in thousands):

2007	2,267
2008	2,144
2009	1,653
2010	1,466
2011	1,471
Thereafter	1,377

$10,378

The Company leases facilities for its corporate headquarters under an operating lease that is to expire in 2012. The Company has options to renew this lease for up to ten additional years at the fair market rental rate at the time of the renewal.

6.	Federal Income Taxes

Income tax expense differed from the amounts computed by applying the Federal statutory income tax rate to income before taxes as follows:

	2006	2005	2004
	(In thousands)

Income tax computed at statutory rate	$31,612	$27,267	$28,662
(Decrease) increase in taxes resulting from:
Tax-exempt interest	(8,330)	(7,199)	(6,048)
Other	1,402	1,025	860

Income tax expense	$24,684	$21,093	$23,474

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005, are presented below:

	2006	2005
	(In thousands)

Deferred tax liabilities
Contingency loss reserve deduction	$160,103	$137,512
Deferred policy acquisition costs	12,300	11,789
Unrealized investment gain	6,471	5,980
Other	2,646	2,260

Total deferred tax liabilities	181,520	157,541
Deferred tax assets
Unearned premiums	2,835	1,026
Losses and loss adjustment expenses	1,640	1,017
Other	562	309

Total deferred tax assets	5,037	2,352

Net deferred tax liability	$176,483	$155,189

At December 31, 2006, Triad had purchased $5,539,000 of Tax and Loss Bonds in excess of its current obligations.

7.	Insurance in Force, Dividend Restriction, and Statutory Results

At December 31, 2006, approximately 58% of Triad’s direct risk in force was concentrated in 10 states, with approximately 14% in California, 11% in Florida, 7% in Texas, 5% in Arizona, 4% each in Illinois, North Carolina and Georgia, and 3% each in Colorado, Virginia, and New Jersey. While Triad continues to diversify its risk in force geographically, a prolonged economic deterioration in its high concentration areas could result in higher incurred losses and loss adjustment expenses.

Insurance regulations limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at December 31, 2006 and 2005 as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements, any applicable aggregate stop-loss limits and deductibles. Triad’s ratio is as follows:

	2006	2005
	(In thousands, except ratio)

Net risk	$8,612,912	$7,312,697

Statutory capital and surplus	$168,439	$131,582
Contingency reserve	521,836	447,826

Total	$690,275	$579,408

Risk-to-capital ratio	12.5 to 1	12.6 to 1

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

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair market value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders or (b) statutory net income for the calendar year preceding the date of the dividend. Net income as determined in accordance with statutory accounting practices was $88,303,000, $77,083,000, and $78,202,000, for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the amount of the Company’s equity that can be paid out in dividends to the stockholders is $84,723,000, which is the earned surplus of Triad on a statutory basis.

8.	Related Party Transactions

The Company pays companies affiliated through common ownership for investment and other expenses. The total expense incurred for such items was $78,000, $307,000 and $869,000 in 2006, 2005 and 2004, respectively. The decline in the expense incurred in 2006 and 2005 from 2004 represents the outsourcing of a significant amount of the investment services to a third party.

9.	Employee Benefit Plan

Most of the Company’s employees are eligible to participate in its 401(k) Profit Sharing Plan. Under the plan, employees elect to defer a portion of their wages, with the Company matching deferrals at the rate of 50% of the first 8% of the employee’s salary deferred. The Company’s expense associated with the plan totaled $529,000, $476,000, and $463,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

10.	Reinsurance

Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceding agreements principally provide Triad with increased capacity to write business and achieve a more favorable geographic dispersion of risk.

The effects of reinsurance for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(In thousands)

Earned premiums:
Direct	$257,006	$209,708	$176,383
Assumed	1	1	1
Ceded	(46,151)	(40,712)	(35,392)

Net earned premiums	$210,856	$168,997	$140,992

Losses and loss adjustment expenses:
Direct	$94,229	$66,852	$35,876
Assumed	(3)	4	(14)
Ceded	1	(1)	2

Net losses and loss adjustment expenses	$94,227	$66,855	$35,864

The Company cedes business to captive reinsurance subsidiaries or affiliates of certain mortgage lenders (“captives”) primarily under excess of loss reinsurance agreements. Reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds or letters of credit.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the Company maintained $100,000,000 of excess of loss reinsurance through non-affiliated reinsurers. The excess of loss reinsurance agreements are designed to protect the Company in the event of a catastrophic level of losses.

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

In May 2006, the Company’s shareholders approved the 2006 Long-Term Stock Incentive Plan (the “Plan”). Under the Plan, certain directors, officers, and key employees are eligible to receive various share-based compensation awards. Stock options, restricted stock and phantom stock rights may be awarded under the Plan for a fixed number of shares with a requirement for stock options granted to have an exercise price equal to or greater than the fair value of the shares at the date of grant. Generally, most awards vest over three years. Options granted under the Plan expire no later than ten years following the date of grant. In May 2006, the Company’s shareholders also approved the termination as to future awards of the 1993 Long-Term Stock Incentive Plan, which was structured similar to the 2006 Long-Term Stock Incentive Plan. Upon termination, 86,024 shares available for issuance under the 1993 Long-Term Stock Incentive Plan were merged into the Plan. The number of shares authorized to be granted or issued through equity awards under the Plan is 1,091,400. As of December 31, 2006, 1,649,637 shares were reserved (including 690,370 shares granted as part of the 1993 Long-Term Stock Incentive Plan that have not been exercised or vested) and 1,084,925 shares were available for issuance under the Plan. For the year ended December 31, 2006, the Company recognized gross compensation expense of $3,476,000 along with a related tax benefit of $1,217,000 related to share-based compensation. In addition, the Company capitalized compensation expense related to share-based compensation of $566,000 as part of deferred acquisition costs for the year ended December 31, 2006.

A summary of option activity under the Plan for the year ended December 31, 2006 is presented below:

				Weighted-
		Weighted-		Average
		Average Exercise	Aggregate	Remaining
	Number of Shares	Price	Intrinsic Value	Contractual Term
		(In thousands)

Outstanding, January 1, 2006	588,780	$37.21
Granted	15,594	44.79
Exercised	35,142	21.28
Cancelled	4,520	43.25

Outstanding, December 31, 2006	564,712	38.36	$9,379	4.6 years

Exercisable, December 31, 2006	432,603	37.19	$7,684	3.4 years

The fair value of stock options is estimated on the date of grant using a Black-Scholes pricing model. The weighted-average assumptions used for options granted during the years ended December 31, 2006, 2005 and 2004 are noted in the following table. The expected volatilities are based on volatility of the Company’s stock over the most recent historical period corresponding to the expected term of the options. The Company also uses historical data to estimate option exercise and employee terminations within the model; separate groups of employees with

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

similar historical exercise and termination histories are considered separately for valuation purposes. The risk-free rates for the periods corresponding to the expected terms of the options are based on U.S. Treasury rates in effect on the dates of grant.

	2006	2005	2004

Expected volatility	33.7%	34.0%	40.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	5.0 years	7.7 years	7.0 years
Risk-free rate	4.5%	4.1%	3.6%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $16.81, $19.79 and $25.55, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $0.9 million, $5.0 million and $5.7 million, respectively.

A summary of restricted stock and phantom stock rights activity under the Plan for the year ended December 31, 2006 is presented below:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value

Nonvested, January 1, 2006	101,415	$46.93
Granted	84,025	45.74
Vested	34,264	47.09
Canceled	37,235	44.14

Nonvested, December 31, 2006	113,941	46.41

The fair value of restricted stock and phantom stock rights are determined based on the closing price of the Company’s shares on the grant date. The weighted-average grant-date fair value of restricted stock and phantom stock rights granted during the years ended December 31, 2006, 2005 and 2004 was $45.74, $47.45 and $53.88, respectively.

As of December 31, 2006, there was $4.7 million of unrecognized compensation expense related to nonvested stock options, restricted stock, and phantom stock rights granted under the Plan. That expense is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of stock options, restricted stock and phantom stock rights vested during the years ended December 31, 2006, 2005 and 2004 was $2.0 million, $2.2 million and $1.9 million, respectively.

The Company issues new shares upon exercise of stock options and phantom stock rights.

12.	Long-term Debt

In 1998, the Company completed a $35,000,000 private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs, totaled $34,453,000. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of December 31, 2006 and 2005 are summarized below:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Financial Assets
Fixed maturity securities available-for-sale	$586,594	$586,594	$534,064	$534,064
Equity securities available-for-sale	10,417	10,417	8,159	8,159
Other investments	5,000	5,000	—	—
Financial Liabilities
Long-term debt	34,510	39,231	34,501	40,514

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

Other investments represent investments in equity securities for which there is no readily determinable market value. The fair values of other investments approximate their cost.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005. The sum of the quarterly basic earnings per share may not equal the amount for the year as the basis for calculating average outstanding number of shares differs:

	2006 Quarter
	First	Second	Third	Fourth	Year
	(In thousands, except per share data)

Net premiums written	$48,342	$49,358	$53,903	$58,963	$210,566
Change in unearned premiums	(452)	1,309	174	(741)	290

Earned premiums	47,890	50,667	54,077	58,222	210,856
Net investment income	6,222	6,535	6,761	7,178	26,696
Net losses incurred	16,351	17,271	19,305	41,300	94,227
Underwriting and other expenses	13,068	13,308	14,081	14,141	54,598
Net income	18,553	19,587	19,392	8,103	65,635
Basic earnings per share	1.26	1.33	1.31	0.55	4.44
Diluted earnings per share	1.25	1.31	1.30	0.54	4.40

	2005 Quarter
	First	Second	Third	Fourth	Year
	(In thousands, except per share data)

Net premiums written	$38,711	$40,611	$42,973	$44,321	$166,616
Change in unearned premiums	66	510	1,155	650	2,381

Earned premiums	38,777	41,121	44,128	44,971	168,997
Net investment income	5,415	5,743	5,896	5,944	22,998
Net losses incurred	10,630	17,288	16,958	21,979	66,855
Underwriting and other expenses	11,567	11,405	11,902	12,411	47,285
Net income	15,760	13,199	15,294	12,560	56,813
Basic earnings per share	1.08	0.90	1.04	0.85	3.87
Diluted earnings per share	1.07	0.89	1.03	0.85	3.84

SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
TRIAD GUARANTY INC.
December 31, 2006

			Amount at
	Cost or		Which Shown
	Amortized	Fair	in Balance
Type of Investment	Cost	Value	Sheet
	(In thousands)

Fixed maturity securities, available-for-sale:
Bonds:
U.S. Government obligations	$12,119	$11,842	$11,842
Mortgage-backed securities	46	49	49
State and municipal bonds	541,389	558,131	558,131
Corporate bonds	15,438	16,572	16,572

Total	568,992	586,594	586,594
Equity securities, available-for-sale:
Common stocks
Bank, trust, and insurance	613	739	739
Public utilities	146	173	173
Industrial and miscellaneous	4,027	4,630	4,630
Preferred stock	4,744	4,875	4,875

Total	9,530	10,417	10,417

Other investments	5,000	5,000	5,000
Short-term investments	5,301	5,301	5,301

Total investments other than investments in related parties	$588,823	$607,312	$607,312

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
TRIAD GUARANTY INC.
(Parent Company)

	December 31
	2006	2005
	(In thousands)

ASSETS:
Fixed maturities, available-for-sale	$30,021	$32,250
Equity securities, available-for-sale	251	252
Notes receivable from subsidiary	25,000	25,000
Investment in subsidiary	547,220	478,310
Short-term investments	213	681
Other invested assets	5,000	—
Cash	1,880	1,996
Accrued investment income	1,513	1,532
Income taxes recoverable	37	176
Other assets	—	95

Total assets	$611,135	$540,292

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Long-term debt	$34,510	$34,501
Accrued interest on long-term debt	1,275	1,275
Deferred income taxes	5,102	5,305
Accrued expenses and other liabilities	24	20

Total liabilities	40,911	41,101
Stockholders’ equity:
Common stock	149	148
Additional paid-in capital	104,981	103,657
Accumulated other comprehensive income	12,018	11,106
Deferred compensation	—	(3,161)
Retained earnings	453,076	387,441

Total stockholders’ equity	570,224	499,191

Total liabilities and stockholders’ equity	$611,135	$540,292

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF INCOME
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Revenues:
Net investment income	$3,712	$3,510	$3,251
Realized investment gains (losses)	(185)	(87)	142

	3,527	3,423	3,393
Expenses:
Interest on long-term debt	2,774	2,772	2,772
Operating expenses	3,489	1,783	1,230

	6,263	4,555	4,002

Loss before federal income taxes and equity in undistributed income of subsidiary	(2,736)	(1,132)	(609)
Income tax expense (benefit):
Current	176	—	28
Deferred	(676)	(505)	—

	(500)	(505)	28

Loss before equity in undistributed income of subsidiary	(2,236)	(627)	(637)
Equity in undistributed income of subsidiary	67,871	57,440	59,054

Net income	$65,635	$56,813	$58,417

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Operating Activities:
Net income	$65,635	$56,813	$58,417
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(67,871)	(57,440)	(59,054)
Accrued investment income	19	(50)	(174)
Other assets	95	1,156	(823)
Deferred income taxes	(676)	(505)	—
Current taxes	139	963	(1,139)
Accretion of discount on investments	3	2	(61)
Amortization of deferred compensation	3,476	1,788	1,232
Amortization of debt issue costs	9	8	7
Realized investment (gains) losses on securities	185	87	(142)
Other liabilities	4	(50)	70
Other operating activities	16	2,049	3,595

Net cash provided by operating activities	1,034	4,821	1,928
Investing Activities:
Fixed maturities:
Purchases	(9,079)	(8,795)	(10,246)
Sales and maturities	11,428	641	3,319
Equity Securities:
Sales	—	163	—
Purchases of other assets	(5,000)	—	—
Change in short-term investments	468	161	1,722

Net cash used in investing activities	(2,183)	(7,830)	(5,205)
Financing Activities:
Excess tax benefits related to share based payments	286	—	—
Proceeds from exercise of stock options	747	3,269	3,741

Net cash provided by financing activities	1,033	3,269	3,741

Increase in cash	(116)	260	464
Cash at beginning of year	1,996	1,736	1,272

Cash at end of year	$1,880	$1,996	$1,736

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

The cost or amortized cost and the fair value of investments, other than the investment in its subsidiary held by the parent company, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2006	Cost	Gains	Losses	Value

Fixed maturity securities:
Corporate	$500	$11	$—	$511
Municipal	28,286	1,232	(8)	29,510

Total	28,786	1,243	(8)	30,021
Equity securities	250	1	—	251
Other investments	5,000	—	—	5,000
Short-term investments	213	—	—	213

Total	$34,249	$1,244	$(8)	$35,485

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TRIAD GUARANTY INC.
(Parent Company)
SUPPLEMENTARY NOTES

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2005	Cost	Gains	Losses	Value

Fixed maturity securities:
Corporate	$499	$21	$—	$520
U.S. Government	250	—	9	241
Municipal	30,560	1,044	115	31,489

Total	31,309	1,065	124	32,250
Equity securities	250	2	—	252
Short-term investments	681	—	—	681

Total	$32,240	$1,067	$124	$33,183

Major categories of the parent company’s investment income are summarized as follows (in thousands):

	Year Ended December 31
	2006	2005	2004

Income:
Fixed maturities	$1,396	$1,309	$1,017
Equity securities	18	32	36
Cash and short-term investments	82	36	6
Note receivable from subsidiary	2,240	2,231	2,225

	3,736	3,608	3,284
Expenses	24	98	33

Net investment income	$3,712	$3,510	$3,251

4.	Debt

In 1998, the Company completed a $35,000,000 private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs, totaled $34,453,000. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

SCHEDULE IV — REINSURANCE
TRIAD GUARANTY INC.
MORTGAGE INSURANCE PREMIUM EARNED
Years Ended December 31, 2006, 2005 and 2004

		Ceded To	Assumed		Percentage of
	Gross	Other	From Other	Net	Amount Assumed
	Amount	Companies	Companies	Amount	to Net
	(In thousands)

2006	$257,006	$46,151	$1	$210,856	0.0%

2005	$209,708	$40,712	$1	$168,997	0.0%

2004	$176,383	$35,392	$1	$140,992	0.0%