Form 10-Q
period 2007-03-31
TRIAD GUARANTY INC
filed 2007-05-09
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
     Number of shares of Common Stock, par value $0.01 per share, outstanding as of May 4, 2007, was 14,908,523.

TRIAD GUARANTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31	December 31
	2007	2006
	(In thousands, except share data)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $594,228 and $568,992)	$608,945	$586,594
Equity securities (cost: $9,012 and $9,530)	9,921	10,417
Other investments	5,000	5,000
Short-term investments	45,294	5,301

	669,160	607,312
Cash and cash equivalents	10,429	38,609
Real estate acquired in claim settlement	9,764	10,170
Accrued investment income	7,875	8,054
Deferred policy acquisition costs	35,035	35,143
Prepaid federal income taxes	166,693	166,908
Property and equipment	8,690	7,678
Income taxes recoverable	—	51
Reinsurance recoverable	211	841
Other assets	23,658	20,865

Total assets	$931,515	$895,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$98,721	$84,352
Unearned premiums	15,022	13,193
Amounts payable to reinsurers	6,094	5,909
Deferred income taxes	180,232	176,483
Long-term debt	34,512	34,510
Accrued interest on debt	584	1,275
Current taxes payable	1,606	—
Accrued expenses and other liabilities	7,592	9,685

Total liabilities	344,363	325,407
Commitments and contingencies — Note 4
Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — authorized 32,000,000 shares; issued and outstanding 14,908,523 shares at March 31, 2007 and 14,856,401 shares at December 31, 2006	150	149
Additional paid-in capital	106,447	104,981
Accumulated other comprehensive income, net of income tax liability of $5,469 at March 31, 2007 and $6,471 at December 31, 2006	10,157	12,018
Retained earnings	470,398	453,076

Total stockholders’ equity	587,152	570,224

Total liabilities and stockholders’ equity	$931,515	$895,631

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
	(In thousands, except share data)
Revenue:
Premiums written:
Direct	$78,408	$59,312
Ceded	(12,701)	(10,970)

Net premiums written	65,707	48,342
Change in unearned premiums	(1,758)	(452)

Earned premiums	63,949	47,890

Net investment income	7,349	6,222
Net realized investment gains	761	900
Other income (losses)	2	(2)

	72,061	55,010

Losses and expenses:
Net losses and loss adjustment expenses	32,581	16,351
Interest expense on debt	694	693
Amortization of deferred policy acquisition costs	4,624	3,862
Other operating expenses (net of acquisition costs deferred)	10,330	8,513

	48,229	29,419

Income before income taxes	23,832	25,591
Income taxes:
Current	1,759	972
Deferred	4,751	6,066

	6,510	7,038

Net income	$17,322	$18,553

Earnings per common and common equivalent share:
Basic	$1.17	$1.26

Diluted	$1.16	$1.25

Shares used in computing earnings per common and common equivalent share:
Basic	14,818,900	14,758,349

Diluted	14,946,166	14,862,471

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
	(In thousands)
Operating activities
Net income	$17,322	$18,553
Adjustments to reconcile net income to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	16,198	1,990
Accrued expenses and other liabilities	(2,093)	(2,865)
Current taxes payable	1,606	563
Income taxes recoverable	51	181
Amounts due to/from reinsurer	815	416
Accrued investment income	179	225
Policy acquisition costs deferred	(4,515)	(4,082)
Amortization of deferred policy acquisition costs	4,623	3,862
Net realized investment gains	(761)	(900)
Provision for depreciation	532	615
Accretion of discount on investments	129	(35)
Deferred income taxes	4,751	6,066
Prepaid federal income taxes	215	—
Real estate acquired in claim settlement, net of write-downs	406	(4,477)
Accrued interest on debt	(691)	(691)
Other assets	(2,793)	(1,122)
Other operating activities	681	709

Net cash provided by operating activities	36,655	19,008

Investing activities
Securities available-for-sale:
Purchases — fixed maturities	(62,304)	(22,616)
Sales — fixed maturities	35,296	8,000
Maturities — fixed maturities	2,287	2,160
Purchases — equities	(38)	(4,622)
Sales — equities	672	2,946
Net change in short-term investments	(39,993)	(257)
Purchases of property and equipment	(1,544)	(401)

Net cash used in investing activities	(65,624)	(14,790)

Financing activities
Excess tax benefits from share-based compensation	173	270
Proceeds from exercise of stock options	616	321

Net cash provided by financing activities	789	591

Net change in cash and cash equivalents	(28,180)	4,809
Cash and cash equivalents at beginning of period	38,609	8,934

Cash and cash equivalents at end of period	$10,429	$13,743

Supplemental schedule of cash flow information
Cash paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$—	$—
Interest	1,383	1,383
See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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
2. Accounting Policies And Basis Of Presentation
  Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in its filed income tax returns. The only periods subject to examination for the Company’s federal returns are the 2003 through 2006 tax years. In January 2007, the Company received a final notice from the Internal Revenue Service stating that the examination of its 2004 tax return was completed and no changes were made to the Company’s reported tax. The Company believes that its income and deduction filing positions in the remaining open tax years would be sustained if subject to audit and does not anticipate any adjustments that will result in a material change in its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
          The Company’s policy for recording interest and penalties, if any, associated with audits is to record such items as a component of income before taxes. Penalties would be recorded in “other operating expenses” and interest paid or received would be recorded as interest expense or interest income, respectively, in the statement of income.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008 and is not expected to have a material impact on the Company’s financial position or results of operations.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” — Including an Amendment of FASB Statement No. 115. (“SFAS 159”), which allows companies to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential impact of adoption of SFAS 159.
  Share-Based Compensation
          On January 1, 2006, the Company adopted the provisions of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) sets accounting requirements for “share-based” compensation to employees and non-employee directors, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.
          The Company chose the modified-prospective transition alternative in adopting SFAS 123(R). Under the modified-prospective transition method, compensation cost is recognized in financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption.
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
  Insurance In Force, Dividend Restrictions, and Statutory Results
          Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at March 31, 2007 and December 31, 2006, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements, any applicable stop-loss limits and deductibles. Triad’s ratio is as follows (dollars in thousands):

	March 31, 2007	December 31, 2006
Net risk	$9,757,134	$8,612,912

Statutory capital and surplus	$152,396	$168,439
Statutory contingency reserve	554,462	521,836

Total	$706,858	$690,275

Risk-to-capital ratio	13.8 to 1	12.5 to 1

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
          Net income as determined in accordance with statutory accounting practices was $22.6 million and $25.6 million for the three months ended March 31, 2007 and 2006, respectively, and $88.3 million for the year ended December 31, 2006.
          At March 31, 2007 and December 31, 2006, the amount of Triad’s equity that could be paid out in dividends to stockholders was $68.7 million and $84.7 million, respectively, which was the earned surplus of Triad on a statutory basis on those dates. On April 13, 2007, Triad paid a dividend of $30 million to its parent, Triad Guaranty Inc.

  Loss Reserves
          The Company establishes loss reserves to provide for the estimated costs of settling claims on loans reported in default and estimates of loans in default that are in the process of being reported to the Company as of the date of the financial statements. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. Amounts recoverable from the sale of properties acquired in lieu of foreclosure are considered in the determination of the reserve estimates. Loss reserves are established by management using historical experience and by making various assumptions and judgments about claim rates (frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default. The Company’s reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as default status, policy year, specific lenders, the number of months the policy has been in default, as well as whether the policies in default were underwritten through the flow channel or as part of a structured bulk transaction. The assumptions utilized in the calculation of the loss reserve estimate are continually reviewed, and as adjustments to the reserve become necessary, such adjustments are reflected in the financial statements in the periods in which the adjustments are made.
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
6. Comprehensive Income
          Comprehensive income consists of net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax. For the three months ended March 31, 2007 and 2006, the Company’s comprehensive income was $15.5 million and $14.7 million, respectively.

7. Income Taxes
          Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds.
8. Long-Term Stock Incentive Plan
          In May 2006, the Company’s shareholders approved the 2006 Long-Term Stock Incentive Plan (the “Plan”). Under the Plan, certain directors, officers, and key employees are eligible to receive various share-based compensation awards. Stock options, restricted stock and phantom stock rights may be awarded under the Plan for a fixed number of shares with a requirement for stock options granted to have an exercise price equal to or greater than the fair value of the shares at the date of grant. Generally, most awards vest over three years. Options granted under the Plan expire no later than ten years following the date of grant. As of March 31, 2007, 1,597,515 shares were reserved and 978,550 shares were available for issuance under the Plan. Gross compensation expense of approximately $688,000 along with the related tax benefit of approximately $241,000 was recognized in the financial statements for the three months ended March 31, 2007. Gross compensation expense of approximately $800,000 along with the related tax benefit of approximately $280,000 was recognized in the financial statements for the three months ended March 31, 2006. For the three months ended March 31, 2007 and 2006, approximately $71,000 and $125,000, respectively, of share-based compensation was capitalized as part of deferred acquisition costs.
          A summary of option activity under the Plan for the three months ended March 31, 2007 is presented below:

				Weighted-
		Weighted-	Aggregate	Average
	Number	Average	Intrinsic	Remaining
	of Shares	Exercise Price	Value	Contractual Term
	(in thousands)
Outstanding, January 1, 2007	564,712	$38.36
Granted	77,190	43.35
Exercised	22,937	26.87
Cancelled	—	—

Outstanding, March 31, 2007	618,965	39.41	$2,355	5.1 years

Exercisable, March 31, 2007	410,998	37.79	$2,323	3.2 years

          The fair value of stock options is estimated on the date of grant using a Black-Scholes pricing model. The weighted-average assumptions used for options granted during the three months ended March 31, 2007 and 2006 are noted in the following table. The expected volatilities are based on volatility of the Company’s stock over the most recent historical period corresponding to the expected term of the options. The Company also uses historical data to estimate option exercise and employee terminations within the model; separate groups of employees with similar historical exercise and termination histories are considered separately for valuation purposes. The risk-free rates for the periods corresponding to the expected terms of the options are based on U.S. Treasury rates in effect on the dates of grant.

	2007	2006
Expected volatility	31.6%	34.2%
Expected dividend yield	0.0%	0.0%
Expected term	5.0 years	5.0 years
Risk-free rate	4.4%	4.5%
          The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $15.59 and $15.92, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was approximately $470,000 and $738,000, respectively.
          A summary of restricted stock activity under the Plan for the three months ended March 31, 2007 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested, January 1, 2007	113,941	$46.41
Granted	34,351	44.79
Vested	29,531	49.37
Cancelled	5,166	45.36

Nonvested, March 31, 2007	113,595	45.20

          The fair value of restricted stock is determined based on the closing price of the Company’s shares on the grant date. The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2007 and 2006 was $44.79 and $42.00, respectively.
          As of March 31, 2007, there was $6.4 million of total unrecognized compensation expense related to nonvested stock options and restricted stock granted under the Plan. That expense is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of stock options and restricted stock vested during the three months ended March 31, 2007 and 2006 was $1.5 million and $1.4 million, respectively.
          The Company issues new shares upon exercise of stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position, and results of operations for the three months ended March 31, 2007 and 2006, of the Company. This discussion supplements Management’s Discussion and Analysis in Form 10-K for the year ended December 31, 2006, and should be read in conjunction with the interim financial statements and notes contained herein.
          Certain of the statements contained herein, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, and legislative developments. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are different than anticipated, legislative developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity, as well as the risk factors described in Item 1A of our Form 10-K for the year ended December 31, 2006 and the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements contained herein.
Update on Critical Accounting Policies and Estimates
          Our Annual Report on Form 10-K for the year ended December 31, 2006 describes the accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. These critical accounting policies relate to the assumptions and judgments utilized in establishing the reserve for losses and loss adjustment expenses, determining if declines in fair values of investments are other than temporary, and establishing appropriate initial amortization schedules for deferred policy acquisition costs (“DAC”) and subsequent adjustments to that amortization.
          We believe that these continue to be the critical accounting policies applicable to the Company and that these policies were applied in a consistent manner during the first three months of 2007. The sensitivity analysis provided in Form 10-K provided the impact on pre-tax income as a result of a 10% increase or decrease in the frequency or severity factors utilized in the reserve model. During the first quarter of 2007 we raised the frequency factor by approximately 5% and made a small upward adjustment to the severity factor as a result of recent conditions in the housing market.

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
     Our profitability depends largely on a) the volume of business insured combined with the adequacy of our product pricing and underwriting discipline relative to the risks insured, b) the conditions of the housing market that have a direct impact on mitigation efforts, cure rates and ultimately the amount of claims paid, c) persistency levels, d) operating efficiencies, and e) the level of investment yield, including realized gains and losses, on our investment portfolio. We define persistency as the percentage of insurance in force remaining from twelve months prior. Cancellations of policies originated during the past twelve months are not considered in our calculation of persistency. This method of calculating persistency may vary from that of other mortgage insurers. We believe that our calculation presents an accurate measure of the percentage of insurance in force remaining from twelve months prior. Cancellations result primarily from the borrower refinancing or selling insured mortgaged residential properties and, to a lesser degree, from the borrower achieving prescribed equity levels at which point the lender no longer requires mortgage guaranty insurance.
          For a more detailed description of our industry and operations, refer to the “Business” section of our Form 10-K.

Consolidated Results of Operations
          Following is selected financial information for the three months ended March 31, 2007 and 2006:

			%
			Change
			2007
	2007	2006	vs. 2006
	(In thousands, except percentages and per share information)
Earned premiums	$63,949	$47,890	33.5%
Net losses and loss adjustment expenses	32,581	16,351	99.3
Net income	17,322	18,553	(6.6)
Diluted earnings per share	$1.16	$1.25	(7.2)
          Earned premiums for the first quarter of 2007 grew significantly when compared to the first quarter of 2006, but were more than offset by the growth in net losses and loss adjustment expenses, primarily due to a $14 million increase in reserves. Based on information available from the industry association and other public sources, our estimated market share of net new insurance written including flow and bulk channels, using industry definitions, was 10.3% for the first quarter of 2007 compared to 10.1% for the first quarter of 2006.
          The growth of our insurance in force, the continued seasoning of our portfolio and an increase in average severity in paid claims ultimately impacting the factors utilized in the reserve methodology were the primary factors causing the significant increase in net losses and loss adjustment expenses in the first three months of 2007 over that of 2006. The actual number of claims paid increased in the first quarter of 2007 as a greater percentage of insurance in force reached the peak claim paying period. Our average severity of paid claims was $30,600 for the first quarter of 2007 compared to $25,100 for the first quarter of 2006 reflecting both an increase in the size of the loans insured during recent years as well as the lack of mitigation opportunities on defaulted loans in the current housing market.
          The decrease in diluted earnings per share in the first quarter of 2007 from that of 2006 was consistent with the decrease in net income. Realized investment gains, net of taxes, increased diluted earnings per share in the first quarter of 2007 by $0.03 and $0.04 in the first quarter of 2006. Realized investment gains and losses per diluted share is a non-GAAP measure. We believe this is relevant and useful information to investors because, except for write-downs on other-than-temporarily impaired securities, it shows the effect that our discretionary sales of investments had on earnings. See further discussion of impairment write-downs in the Realized Losses and Impairments section below.
          We describe our results in greater detail in the discussions that follow. The information is presented in three categories: Production and In Force, Revenues, and Losses and Expenses.

     Production and In Force
          A summary of New Insurance Written (NIW) or production for the first quarter of 2007 and 2006 broken out between Primary and Modified Pool follows:

			% Change
	2007	2006	2007 vs. 2006
	(In millions, except percentages)
Primary insurance written:
Flow	$4,372	$1,947	124.5%
Structured bulk	1,327	1	1,326.0

Total Primary insurance written	$5,699	$1,948	192.6
Modified pool insurance written	1,925	4,606	(58.2)

Total insurance written	$7,624	$6,554	16.3%

          According to estimates published by Fannie Mae, the overall mortgage loan origination market declined approximately 12% from the first quarter of 2006. The housing market slowed significantly during 2006 continuing into the first quarter of 2007, as evidenced by reduced sales of new and existing homes. Although the overall loan origination market slowed during the quarter, there was an increase in the market penetration of mortgage insurance products as “piggyback” loan arrangements such as the 80-10-10’s have lost favor from a lender’s perspective as short term interest rates rose and the second lien product has become less marketable in the secondary market. Evidence of this turnaround is the fact that new Primary insurance written using the industry trade association (Mortgage Insurance Companies of America, or “MICA”) definitions, for the entire industry increased approximately 33% for the first quarter of 2007 as compared to the same period in 2006 based on information received from MICA and other public sources, despite the decline in the overall loan origination market.
          The significant increase in Primary NIW in the first quarter of 2007 is partially reflective of the general increase in mortgage insurance penetration in the flow channel noted above. Additionally, we experienced a $2.4 billion increase in NIW in the flow channel as a result of specific lender-paid programs with two lenders that met specific risk characteristics and other parameters that were not in place during the first quarter of 2006. The $1.3 billion of structured bulk transactions noted above met our definition as Primary (LTV greater than 80% and first loss position).
          We write Modified Pool insurance only through our structured bulk channel. Structured bulk transactions for the entire industry declined approximately 7% during the first quarter of 2007 according to information available from MICA and other publicly available data. As noted above, approximately $1.3 billion of structured bulk transactions during the first quarter of 2007 were classified as Primary. Modified Pool insurance written is likely to vary significantly from period to period due to: a) the limited number of transactions (but with larger size) occurring in this market, b) the level of competition from other mortgage insurers, c) the relative attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancement, and d) the changing loan composition and underwriting criteria of the market. We believe there will continue to be opportunities throughout the remainder of 2007 in the structured bulk transaction market that meet our loan quality and pricing objectives. Approximately 51% of our insurance written attributable to our structured bulk channel during the first three months of 2007 was structured with deductibles that put us in the second loss position compared to 36% for the first three months of 2006.
          The following table provides estimates of our national market share of net new insurance written, using industry definitions, through our flow and structured bulk channels based on information available from MICA and other public sources for the three months ended March 31, 2007 and 2006:

	Market Share by Channel
	Three months ended March 31,
	2007	2006
Flow channel	9.0%	5.3%
Structured bulk channel	13.0%	16.7%
Total	10.3%	10.1%
          Total market share increased in the first quarter of 2007 due to the strong production through our flow channel, which included two specific lender-paid programs. One of the lender-paid programs had been originated and reported through the structured bulk channel during the first quarter of 2006. Absent the inclusion of these two lender-paid programs, our first quarter 2007 flow market share would have equaled approximately 6.5%. These lender-paid programs usually extend for periods of three to six months. As mentioned earlier, our structured bulk market share will vary from period to period since this market can have significantly larger transactions and our share of this market is dependent on the availability of transactions that meet our credit quality and pricing benchmarks and on our ability to bid successfully to provide insurance on these transactions.
          One of the risk characteristics that we pay particular attention to is credit quality. We have defined Alt-A as individual loans having FICO scores greater than 619 and that have been underwritten with reduced or no documentation. We have defined A Minus loans as those having FICO scores greater than 574, but less than 620. We have defined Sub Prime loans as those with credit scores less than 575. The following table summarizes the credit quality characteristics of our Primary new insurance written during the first quarter of 2007 and 2006:

	Credit Quality of Primary NIW
	Three months Ended March 31,
	2007	2006
Prime	78.1%	74.9%
Alt-A	14.2	22.8
A Minus	6.1	2.0
Sub Prime	1.6	0.3

Total	100.0%	100.0%

          The increase in the percentage of Prime credit quality in 2007 can be attributed to the credit characteristics of one of the specific lender paid programs as well as an overall tightening of underwriting standards by many lenders. The increase in the percentage of A minus and Sub Prime credit quality in the first quarter of 2007 reflected the structured bulk transactions that were classified as Primary.
          Another significant trend in our Primary production was the increase in ARMs, especially those loans subject to potential negative amortization. The following table summarizes the loan type characteristics of our Primary new insurance written during the first quarter of 2007 and 2006 and reflects the growth in ARMs, especially the loans subject to potential negative amortization:

	Loan Type of Primary NIW
	Three months Ended March 31,
	2007	2006
Fixed	56.5%	67.6%
ARM (positive amortization)	8.2	16.1
ARM (potential negative amortization)	35.3	16.3

Total	100.0%	100.0%

          The increase in the potential negative amortization ARMs in the first quarter of 2007 partially reflects a trend in the marketplace. Our production, which represents a greater percentage of potential negative amortization ARMs than exists in the marketplace has been limited to a few lenders where we have a good understanding of both their product and their underwriting guidelines. The large majority of the potential negative amortization ARMs that we have insured are still in the period that the borrower can elect to make minimum payments. An inherent risk in a product such as this is the scheduled milestone in which the borrower must begin making amortizing payments, which can be substantially greater than the minimum payments required. The ability of those borrowers to ultimately make the positive amortizing payments when required or to refinance the original loan adds uncertainty to this product. However, we are aware of the risks of concentration in this or any specific product and we have limits on the amount of potential negative amortization ARMs that we will accept.
          Another risk characteristic that we consider in our underwriting guidelines is the LTV of the loan. The following table summarizes the percentage of our Primary production by LTV during the first quarter of 2007 and 2006:

	Loan to Value of Primary NIW
	Three months Ended March 31,
	2007	2006
LTV ratio:
Greater than 95%	26.2%	10.1%
90.01% to 95.00%	23.8	25.0
90.00% and below	50.0	64.9

Total	100.0%	100.0%

          The above table indicates an increase in the Primary production of NIW on loans greater than 95% LTV. The majority of this increase resulted from one structured bulk transaction in the amount of $800 million with average LTVs near 100% and is classified as Primary.
          The majority of our Modified Pool production has been in the Alt-A marketplace over the last two years. LTVs on policies originated in the structured bulk channel are generally lower than those on policies we receive via the flow channel. Those policies usually have other Primary coverage in front of our risk or are below 80% LTV. The percentages of potential negative amortization ARMs included in our Modified Pool production approximated those included in our Primary production during the first quarter of 2006. However, during the first quarter of 2007, the Modified Pool production of potential negative amortization ARMs was reduced.
          Periodically we enter into structured bulk transactions involving loans that have insurance effective dates within the current reporting period but for which detailed loan information regarding the insured loans is not provided by the issuer of the transaction until later. When this situation occurs, we accrue premiums that are due but not yet paid based upon the estimated commitment amount of the transaction in the reporting period with respect to each loan’s insurance effective date. However, these policies are not reflected in our insurance in force, new insurance written, or related industry data totals until we verify the loan level detail. At March 31, 2007, we had approximately $1.9 billion of structured transactions with effective dates within the first quarter for which loan level detail had not been received and, therefore, are not included in our own data or industry totals. These amounts will be reported as new production and insurance in force totals in the second quarter of 2007, when the issuer of the transactions provides accurate loan level detail to us. We have included in premium written and premium earned the respective estimated amounts due and earned during the first quarter of 2007 related to this insurance. At March 31, 2006 we had $1.5 billion of structured transactions with effective dates within the first quarter of 2006 for which loan level detail had not been received.
          The following table provides detail on our direct insurance in force at March 31, 2007 and 2006:

			%
			Change
			2007 vs.
	2007	2006	2006
	(In millions, except percentages)
Primary insurance	$37,982	$29,891	27.1%
Modified Pool insurance	23,507	18,309	28.4

Total insurance	$61,489	$48,200	27.6%

          Our Primary insurance in force at March 31, 2007 grew from March 31, 2006 as a result of increased production and improving persistency rates. Primary insurance persistency improved to 77.0% at March 31, 2007 compared to 71.1% at March 31, 2006. We anticipate that persistency rates will continue near current levels or increase moderately throughout the remainder of 2007 due to current housing market weakness and relative flatness of yield curve. However, persistency may be adversely affected if interest rates decline significantly from the levels experienced during the first quarter of 2007. We have experienced a significant amount of growth in both Primary and Modified Pool direct insurance in force. Of the $37.9 billion of Primary insurance in force at March 31, 2007, approximately $2.6 billion is attributable to structured bulk transactions.
          Similar to the trend in NIW discussed above, Alt-A continues to grow as a percentage of our Primary insurance in force and continues to comprise the majority of our Modified Pool insurance in force. The following table shows the percentage of our insurance in force that we have classified as Alt-A at March 31, 2007 and 2006:

	2007	2006
Primary insurance in force	19.1%	10.4%
Modified Pool insurance in force	71.1%	68.4%
Total insurance in force	39.0%	32.0%
          The following table provides information on risk in force at March 31, 2007 and 2006. Indicators of possible increased risk would include the following:
•	A decline in the percentage of business with prime credit quality

•	An increase in the percentage of Alt-A business

•	An increase in Primary LTV greater than 95%

•	An increase in potential negative amortization loan types

•	An increase in condominium property types

•	A decline in Primary residence occupancy status

•	A growing percentage of loans in excess of $200,000
Risk in Force(1)

	Primary		Modified Pool
	March 31,		March 31,
	2007	2006	2007	2006
Direct Risk in Force	$9,781	$7,512	$769	$668

Net Risk in Force	$8,937	$6,779	$933	$751

Credit quality:
Prime	76.3%	83.9%	29.9%	32.4%
Alt-A	20.0	11.2	69.2	66.4
A Minus	3.2	4.1	0.8	1.0
Sub Prime	0.5	0.8	0.1	0.2
Total	100.0%	100.0%	100.0%	100.0%

(Continued)

	Primary		Modified Pool
	March 31,		March 31,
	2007	2006	2007	2006
LTV:
95.01% and above	19.4%	14.4%	0.0%	0.0%
90.01% to 95.00%	74.4	79.7	1.0	1.3
90.00% and below	6.2	5.9	99.0	98.7
Total	100.0%	100.0%	100.0%	100.0%

Loan Type:
Fixed	66.2%	73.8%	28.2%	32.5%
ARM (positive amortization)	19.9	21.3	59.4	65.8
ARM (potential negative amortization)	13.9	4.9	12.4	1.7
Total	100.0%	100.0%	100.0%	100.0%

Mortgage Term:
15 years and under	2.2%	3.9%	2.0%	2.9%
Over 15 years	97.8	96.1	98.0	97.1
Total	100.0%	100.0%	100.0%	100.0%

Property Type:
Condominium	10.1%	8.3%	8.9%	6.7%
Other (principally single-family detached)	89.9	91.7	91.1	93.3
Total	100.0%	100.0%	100.0%	100.0%

Occupancy Status:
Primary residence	88.1%	91.3%	73.8%	74.2%
Secondary home	7.7	5.3	6.1	5.9
Non-owner occupied	4.2	3.4	20.1	19.9
Total	100.0%	100.0%	100.0%	100.0%

Mortgage Amount:
$200,000 or less	53.9%	66.7%	37.1%	42.9%
Over $200,000	46.1	33.3	62.9	57.1
Total	100.0%	100.0%	100.0%	100.0%

(1)	Percentages represent distribution of direct risk in force on a per policy basis and do not account for applicable stop-loss amounts or deductibles on Modified Pool.
     The above table indicates that non-traditional mortgages continue to grow as a percentage of our risk in force. This is somewhat indicative of the move by the overall mortgage industry toward these products. While we have generally stayed away from certain sectors in the marketplace such as Sub Prime and second mortgages, our portfolio contains an increased exposure to Alt A loans as well as ARMs subject to potential negative amortization which carry an increased amount of risk for which we believe we have priced accordingly compared to the more traditional loans.
     Due to the recent significant growth in our production and the amount of refinancing that took place in 2002 through 2005 causing much of our earlier books to lapse, our insurance portfolio is relatively unseasoned, having a weighted average life of 2.25 years at March 31, 2007 compared to 2.3 years at December 31, 2006 and 2.4 years at December 31, 2005. The following table shows direct risk in force as of March 31, 2007 by year of loan origination.

	Primary		Modified Pool *
	March 31, 2007		March 31, 2007
	Direct Risk		Direct Risk in
Certificate Year	in Force	Percent	Force	Percent
2001 and before	$352.1	3.6%	$21.5	2.8%
2002	449.9	4.6	26.1	3.4
2003	1,398.7	14.3	113.0	14.7
2004	1,359.5	13.9	123.0	16.0
2005	1,917.0	19.6	224.5	29.2
2006	2,983.2	30.5	229.9	29.9
2007	1,320.4	13.5	30.8	4.0

Total	$9,780.8	100.0%	$768.8	100.0%

*	For Modified Pool, the Direct Risk in Force is calculated utilizing the particular stop-loss limits and deductibles within each specific structure.
          We also offer mortgage insurance structures designed to allow lenders to share in the risks of such insurance. One such structure is our captive reinsurance program under which reinsurance companies that are affiliates of the lenders assume a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. The following table shows the percentage of our Primary flow channel insurance in force as well as the percentage of our total insurance in force that was subject to captive reinsurance arrangements at March 31, 2007 and 2006.

	Percentage Subject to
	Captive Arrangements
	2007	2006
Primary flow insurance in force	53.9%	59.9%
Total insurance in force	33.3%	36.7%
          The decline of the Primary flow insurance in force that was subject to captive reinsurance arrangements at March 31, 2007 over March 31, 2006 was the result of a switch by some of our larger lender partners to lender paid products that do not qualify for captive participation. The decline in the total direct insurance in force subject to captive reinsurance at March 31, 2007 from March 31, 2006 reflects the fact that a greater portion of our insurance in force consists of

Modified Pool insurance in force, which is written through the structured bulk channel and is not subject to captive reinsurance arrangements.
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
     Revenues
          A summary of the significant individual components of our revenue for the first quarter of 2007 and 2006 follows:

			% Change
	2007	2006	2007 vs. 2006
	(In thousands, except percentages)
Direct premium written	$78,408	$59,312	32.2%
Ceded premium written	(12,701)	(10,970)	15.8

Net premium written	65,707	48,342	35.9
Change in unearned premiums	(1,758)	(452)	288.9

Earned premiums	$63,949	$47,890	33.5

Net investment income	$7,349	$6,222	18.1

Total revenues	$72,061	$55,010	31.0
          Our direct premium written for the first quarter of 2007 grew substantially over that of 2006 as a result of increased insurance in force over the past year and the strong growth in our new insurance written during the first quarter of 2007 discussed above. Additionally, the average basis points earned on insurance in force has grown due to the change in the risk characteristics of our portfolio as discussed earlier. Total overall annual persistency was 77.5% at March 31, 2007 compared to 70.2% at March 31, 2006.
          Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captive as well as non-captive reinsurance companies. The growth in ceded premium written in the first quarter of 2007 over the first quarter of 2006 was not as large as the growth in direct premium written as a result of a larger percentage of direct premium written not subject to captive reinsurance arrangements. The following table provides further data on ceded premiums for the three months ended March 31, 2007 and 2006:

	2007	2006
Premium cede rate (ceded premiums written as a percentage of direct premiums written)	16.2%	18.5%
Captive reinsurance premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written)	15.5%	17.3%
Average captive premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written under captive reinsurance arrangements)	36.3%	37.2%
          The table below provides data on insurance written that was subject to captive reinsurance arrangements for the three months ended March 31, 2007 and 2006:

	Percentage Subject
	to Captive
	Arrangements
	2007	2006
Primary insurance written	28.1%	55.1%
Total insurance written	16.1%	16.4%
          The percentage of Primary insurance written subject to captive reinsurance arrangements for the first quarter of 2007 decreased from the first quarter of 2006 due primarily to changes by two of our larger lenders to a lender paid product rather than a borrower paid product. Generally, the lender paid product is not captive eligible. None of our Modified Pool insurance written in 2007 and 2006 was subject to captive reinsurance arrangements.
          The difference between net written premiums and earned premiums is the change in the unearned premium reserve, which is established primarily on premiums received on annual products. One of the most actively utilized lender paid programs during the first quarter of 2007 included annual premiums, which was responsible for most of the increase in unearned premium during the first quarter of 2007. Our unearned premium liability increased $1.8 million from December 31, 2006 to March 31, 2007 compared to an increase of $0.5 million from December 31, 2005 to March 31, 2006.
          Net investment income for the first quarter of 2007 increased over that for the first quarter of 2006 due primarily to growth in invested assets, partially offset by declines in portfolio yields. Average invested assets at cost or amortized cost for the first quarter of 2007 grew by 10.9% over the first quarter of 2006 as a result of the investment of cash flows from operations for the past year. Our investment portfolio tax-equivalent yield was 6.61% at March 31, 2007 compared to 6.74% at March 31, 2006. We anticipate a continuing decline in the overall portfolio tax-equivalent yield as current interest rates are still below our average portfolio rate. See further discussion of the Investment Portfolio section of this document.

     Losses and Expenses
          A summary of the individual components of losses and expenses for the three months ended March 31, 2007 and 2006 follows:

			%
			Change
			2007 vs.
	2007	2006	2006
	(In thousands, except percentages)
Net losses and loss adjustment expenses	$32,581	$16,351	99.3%
Amortization of deferred policy acquisition costs	4,624	3,862	19.7
Other operating expenses (net of acquisition costs deferred)	10,330	8,513	21.3

Loss ratio	50.9%	34.1%
Expense ratio	22.8%	25.6%
Combined ratio	73.7%	59.7%
          Net losses and loss adjustment expenses (LAE) are comprised of both paid losses and LAE and the change in the loss and LAE reserve during the period. Net losses and LAE for the first quarter of 2007 increased significantly over the first quarter of 2006 primarily due to an increase in reserves. The reserve increase reflected both an increase in the number of loans in default as well as an increase in the size of the loans that are in default at March 31, 2007. The growth in reserves is a result of the continued seasoning of our portfolio and includes an increase in the severity and frequency factors utilized in the reserve calculation. We will focus separately on paid claims and the increase in reserves.
          The following table provides detail on paid claims and the average severity for our Primary and Modified Pool insurance for the three months ended March 31, 2007 and 2006:

			%
			Change
			2007 vs.
	2007	2006	2006
	(In thousands, except percentages)
Paid claims:
Primary insurance	$16,447	$13,305	23.6%
Modified Pool insurance	1,281	1,078	18.8

Total	$17,728	$14,383	23.3%

Number of claims paid:
Primary insurance	526	506	4.0%
Modified Pool insurance	54	67	(19.4)

Total	580	573	1.2%

          Average severity remained relatively flat during the first three quarters of 2006, but increased significantly in the fourth quarter of 2006. The progression continued in the first quarter of 2007, primarily the result of growth in the amount of risk in force on paid claims arising from increased loan size. Additionally, as first noted during the fourth quarter of 2006, we continued to experience a lack of mitigation opportunities existing in the marketplace. The following table shows the average quarterly severity of paid claims during 2006:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2006	2006	2006	2006
	(In thousands)
Average severity:
Primary insurance	$31.3	$28.1	$25.7	$25.8	$26.3
Modified Pool insurance	23.7	26.2	18.8	19.4	16.1
Total	30.6	27.9	25.3	25.3	25.1
          The increase in average severity in the first quarter of 2007 was primarily the result of larger loan sizes on the claims paid. Additionally, during the first three quarters of 2006, the average severity remained relatively flat. This was partially the result of the loss mitigation processes implemented during 2005. During the fourth quarter of 2006, we experienced a significant reduction in our ability to reduce claims through our traditional mitigation processes, which we believe was related to weakness in the housing market. In many cases, properties on which loans have defaulted are sold during the foreclosure process, which generally reduces our loss. When the property does not sell prior to foreclosure, or after foreclosure but prior to when the claim is paid, we often pay the full amount of our coverage, which we call a full option settlement. In the fourth quarter of 2006 and continuing into the first quarter of 2007, full option settlements represented a greater percentage of our paid claims than in the prior sequential quarters. The lack of mitigation opportunities contributed to the increase in severity for the fourth quarter and this continues to be problematic in the first quarter of 2007. The percentage paid on claims relative to the covered risk remained relatively constant compared to the fourth quarter of 2006 but had risen substantially from first quarter of 2006. The average severity on Modified Pool claims tends to fluctuate more than the Primary claims due to the smaller volume of paid claims.
          As shown in the “Production and In Force” section above, we are insuring a larger percentage of mortgages in excess of $200,000. Claim payments on defaults of these larger mortgages are greater even if coverage percentages remain constant. Claim payments on these larger mortgages also increased severity in the first quarter of 2007. To illustrate the impact of increasing loan size on the seasoning in both paid claims and the average severity utilized in our loss models, we have provided the following tables that detail the in force by year the loans were insured. As each of the more recent vintage years season and enter the period of peak defaults, the amount of risk per default and, ultimately, the amount of paid claim will continue to rise.

Average Loan Size of In force – Primary
Book Year	March 31, 2007	December 31, 2006	December 31, 2005
2000 and Prior	$95,615	$95,666	$95,536
2001	103,148	103,698	106,503
2002	115,538	116,191	118,458
2003	122,422	123,208	127,619
2004	134,947	136,148	141,293
2005	158,787	159,931	163,793
2006	208,403	206,723	—
2007	224,820	—	—

Overall Average	$158,702	$151,239	$136,873

Average Loan Size of In force – Modified Pool
Book Year	March 31, 2007	December 31, 2006	December 31, 2005
2000 and Prior	$—	$—	$—
2001	72,442	73,641	76,138
2002	93,265	94,513	97,540
2003	148,565	148,820	154,775
2004	153,736	155,140	161,065
2005	179,953	180,979	184,882
2006	259,913	260,067	—
2007	256,881	—	—

Overall Average	$204,927	$201,852	$171,747
          We expect that average severity will continue to trend upward as the average loan amounts in our portfolio continue to rise and as the housing market continues to experience a general deterioration, which reduces our loss mitigation opportunities. The increase in severity and the further seasoning of the insurance portfolio indicate that paid losses should continue to trend upward in the remainder of 2007.

          Net losses and loss adjustment expenses also include the change in reserves for losses and loss adjustment expenses. The following table provides further information about our loss reserves at March 31, 2007 and 2006:

			%
			Change
			2007 vs.
	2007	2006	2006
	(In thousands, except percentages)
Primary insurance:
Reserves for reported defaults	$75,395	$44,399	69.8%
Reserves for defaults incurred but not reported	6,521	3,686	76.9

Total Primary insurance	81,916	48,085	70.4

Modified Pool insurance:
Reserves for reported defaults	14,898	3,960	276.2
Reserves for defaults incurred but not reported	753	465	61.9

Total Modified Pool insurance	15,651	4,425	253.7

Reserve for loss adjustment expenses	1,154	104	1,009.6

Total reserves for losses and loss adjustment expenses	$98,721	$52,614	87.6

Net increase in reserve for losses and loss adjustment expenses	$14,369	$1,540	833.1

          We have increased our reserves significantly over the past year reflecting a growing number of loans in default as well as increased severity and frequency factors utilized in the calculation of the reserves. The increases in severity factors were driven by slowing house price appreciation, and in some markets, actual depreciation. Additionally, during the first quarter of 2007, we noted a decline in our cure rates on reported defaults, which could impact the ultimate number of claims eventually paid on existing defaults. In response to this short-term trend and seeing nothing on the housing market horizon that would alter this view on a longer term basis, we increased the frequency factor utilized in the calculation of the reserves during the first quarter of 2007.
          The reserve for losses and loss adjustment expenses increased significantly in the first quarter of 2007 primarily due to refinements in the frequency and severity factors utilized in our reserving methodology based upon the development of claims paid in 2006 and 2007. Reacting to the recent decline in the housing markets and the changing mix in the composition of our defaults, we have increased reserves by 88% from a year ago. To illustrate the impact of the changes in the frequency and severity factors utilized in the reserve model, the following table details the amount of risk in default and the reserve balance as a percentage of risk at March 31, 2007, December 31, 2006 and March 31, 2006.

	March 31,	December 31,	March 31,
	2007	2006	2006
Risk on loans in default excluding loans subject to deductibles (in thousands of dollars)	$292,434	$265,415	$204,934

Reserves as a percentage of risk at default	33.8%	31.8%	25.7%
          The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.
          We continually monitor our reserves and claim development. As new data emerges, we consider its impact on our reserve calculation, and when necessary, refine our estimates. In the fourth quarter of 2006 and continuing in the first quarter of 2007, we experienced a significant increase in our paid loss severity due to the deteriorating developments in the housing market as well as changes in our insured portfolio. We determined that it was prudent to increase the severity and frequency factors utilized in our reserving methodology to reflect trends in the housing markets that will reduce our opportunity for loss mitigation.
          Hurricanes Katrina and Rita had a significant impact on reported delinquencies at December 31, 2005. In the FEMA-designated areas affected by these hurricanes, we reported 891 defaults at December 31, 2005 and had established reserves of $4.5 million utilizing our normal reserving methodology. We believe that many borrowers living in these areas did not make scheduled mortgage payments due to forbearance granted by Fannie Mae, Freddie Mac and lenders, even though the individual borrower’s financial condition was not significantly impacted. As of March 31, 2007, there remained 194 defaults of the 891 existing at December 31, 2005 with a reserve of $1.5 million. Most of the defaults existing at December 31, 2005, were brought current through payments for the three months for which forbearance had been granted. This significant increase in defaults and the subsequent cures of most of these FEMA-designated had the impact of temporarily inflating the overall cure rate which has since returned to a normalized trend.
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

The following table shows default statistics as of March 31, 2007 and 2006:

	2007	2006
Total business:
Number of insured loans in force	354,037	317,670
Number of loans in default	8,998	7,357
With deductibles	2,176	1,384
Without deductibles	6,822	5,973
Percentage of loans in default (default rate)	2.54%	2.32%
Percentage of loans in default excluding deductibles	1.93%	1.88%

Primary insurance:
Number of insured loans in force	239,326	215,736
Number of loans in default	5,632	5,302
Percentage of loans in default	2.35%	2.46%

Modified Pool insurance:
Number of insured loans in force	114,711	101,934
Number of loans in default	3,366	2,055
With deductibles	2,176	1,383
Without deductibles	1,190	672
Percentage of loans in default	2.93%	2.51%
Percentage of loans in default excluding deductibles	1.04%	0.88%

Primary Alt-A business:
Number of insured loans in force	28,774	16,838
Number of loans in default	919	634
Percentage of loans in default	3.19%	3.77%
          As shown in the above table, the number of Modified Pool defaults subject to deductibles and those without deductibles increased at March 31, 2007 from March 31, 2006. This is reflective of the strong growth in the Modified Pool insurance portfolio over the past three years. As these specific parts of our portfolio age, we expect to receive the largest number of defaults in years two through four and that is being reflected in these default statistics. At March 31, 2007, no individual structured bulk transaction with deductibles as part of the structure had incurred total losses that were nearing these individual deductible amounts. We do not provide reserves on Modified Pool defaults with deductibles until the incurred losses for that specific structured bulk transaction reach a pre-established threshold and we expect that we will eventually pay claims.
          Given the growth of our insurance in force, we anticipate that our number of loans in default for both Primary and Modified Pool insurance will continue to increase as our insurance in force reaches its peak claim paying period. We also expect default rates to increase in the non-traditional business, such as Alt-A loans, higher LTV loans, and potential negative amortization ARMs. We expect the overall default rate to increase as non-traditional business becomes a larger percentage of our insurance in force. We expect reserves will increase as our business continues to grow and season.
          The housing market continues to be sluggish in most parts of the country as inventories have increased and prices remain flat to declining. The most recent statistics show the supply of homes on the market up 25% from a year ago and home prices, as measured by Case-Schiller, have declined in 17 of the 20 cities comprising the index. These recent events have forced us to make changes to the assumptions utilized in our loss reserve model. Our reserving model incorporates management’s judgments and assumptions regarding these factors; however, due to the uncertainty of future economic conditions surrounding the housing market, it is difficult to predict the total impact on future earnings.
          Amortization of DAC for the first quarter of 2007 increased moderately over that for the same period in 2006, reflecting growth in the asset balance and, in some part, changes in the assumptions in the DAC amortization models that lowered the expected life of the policy years 2006 and thereon from seven to five years. This was partially offset by improved persistency. A full discussion of the impact of persistency on DAC amortization is included in the Deferred Policy Acquisition Costs section below.
          Other operating expenses for the first three months of 2007 increased over the first three months of 2007 due to expenses incurred in connection with the organizational changes and the costs associated with our Canada expansion. Direct expenses relating to the Canadian expansion amounted to approximately $500,000 during the first quarter of 2007 compared to none in the first quarter of 2006. Because the growth in net premiums written was greater than the growth in expenses, the expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for the first quarter of 2007 was 22.8% compared to 25.6% for the first quarter of 2006. Given our expectations for premium and expenses growth, we anticipate the expense ratio for the remainder of 2007 will be similar to the first quarter of 2007.
          Our effective tax rate was 27.3% for the first three months of 2007 compared to 27.5% for the first three months of 2006. The decline in the effective tax rate was due primarily to an increase in tax-exempt interest resulting from growth of investments in tax-preferred municipal securities. We expect our effective tax rate to remain near current levels or increase slightly as we expect total pre tax earnings to grow faster than tax-preferred income.
Significant Customers
          Our objective is controlled, profitable growth in both Primary and Modified Pool business while adhering to our risk management strategies. Our strategy is to continue our focus on national lenders while maintaining the productive relationships that we have built with regional lenders. Competition within the mortgage insurance industry continues to increase as many large mortgage lenders have limited the number of mortgage insurers with whom they do business. At the same time, consolidation among national lenders has increased the share of the mortgage origination market controlled by the largest lenders and that has led to further concentrations of business with a relatively small number of lenders. Many of the national lenders allocate Primary business to several different mortgage insurers. These allocations can vary over time. Our ten largest customers were responsible for 84.6% of Primary insurance written during the first quarter of 2007 compared to 78% for the first quarter of 2006. Our two largest customers were responsible for 64.1% of Primary insurance written during the first quarter of 2007 compared to 42% for the first quarter of 2006. Through actively seeking business with other lenders that meet our criteria, we are broadening our customer base in order to limit our concentration with these two largest lenders. The loss of, a considerable reduction in business from, or a decline in the quality of business from one or more of these significant customers without a corresponding increase from other lenders would have an adverse effect on our business.
Financial Position
          Total assets increased to $932 million at March 31, 2007, an annualized growth rate of 16% over December 31, 2006, with most of the growth in invested assets. Total liabilities increased moderately to $344 million at March 31, 2007 from $325 million at December 31, 2006, primarily driven by the increase in reserves. This section identifies several items on our balance sheet that are important in the overall understanding of our financial position. These items include deferred policy acquisition costs, prepaid federal income tax and related deferred income taxes. The majority of our assets are in our investment portfolio. A separate Investment Portfolio section follows the Financial Position section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk.
     Deferred Policy Acquisition Costs
          Costs expended to acquire new business are capitalized as DAC and recognized as expense over the anticipated premium paying life of the policy in a manner that approximates the estimated gross profits. We employ a dynamic model that calculates amortization of DAC separately for each year of policy origination. The model relies on assumptions that we make based upon historical industry experience and our own unique experience regarding the annual persistency development of each year of policy origination. The base persistency assumption is the most important factor utilized in determining the timing of reported amortization expense reflected in the income statement and the carrying value of DAC on the balance sheet. A change in the assumed base persistency will impact the current and future amortization expense as well as the carrying value on the balance sheet. During 2006, based upon a study performed on the entire mortgage industry and specifically on our own experience, we altered our base persistency assumption on that origination year and all future years going forward to recognize a shorter expected life due to the amount of the refinancing over the past several years. Our model accelerates DAC amortization through a dynamic adjustment when actual persistency for a particular year of policy origination is lower than the estimated base persistency utilized in the model. This dynamic adjustment is capped at the levels assumed in the models, and we do not decrease DAC amortization below the levels assumed in the model when persistency increases above those levels. When actual persistency is lower than that assumed in our models, the dynamic adjustment effectively adjusts the estimated policy life utilized in the model to a policy life based upon the current actual persistency. Due to the increase in actual persistency over the past several quarters, the dynamic adjustment has not been a significant factor in the quarterly DAC amortization as it was during periods of high refinancing and low persistency.

          Our DAC models separate the costs capitalized and the amortization streams between transactions arising from structured bulk and flow delivery channels. Generally, structured bulk transactions have significantly lower acquisition costs associated with the production of the business and they also have a shorter original estimated policy life. We apply the dynamic adjustment to the structured bulk DAC models utilizing the same methodology. At March 31, 2007 and December 31, 2006, net unamortized DAC relating to structured bulk transactions amounted to 7.4% of the total DAC on the balance sheet.
          The following table shows the DAC asset for the three months ended March 31, 2007 and 2006 and the effect of persistency on amortization:

	2007	2006
	(In thousands, except percentages)
Balance — beginning of quarter	$35,143	$33,684
Costs capitalized	4,516	4,082

Amortization — normal	(4,496)	(3,849)
Amortization — dynamic adjustment	(128)	(13)

Total amortization	(4,624)	(3,862)

Balance — end of quarter	$35,035	$33,904

Annual Persistency	77.5%	70.2%

          The growth in the normal DAC amortization is due to the growth in the DAC asset and a decrease in the base assumption of the expected life of the flow and bulk portfolios. Assuming no significant declines in interest rates, we expect persistency to remain at the current rates or improve moderately throughout the remainder of 2007.
     Prepaid Federal Income Taxes and Deferred Income Taxes
          We purchase ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) to take advantage of a special contingency reserve deduction specific to mortgage guaranty companies. We record these bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that generally will become due in ten years when the contingency reserve is released, and the Tax and Loss Bonds mature. The proceeds from the maturity of the Tax and Loss Bonds are used to fund the income tax payments. Prepaid income taxes were approximately $167 million at March 31, 2007 and December 31, 2006, as no purchases of Tax and Loss Bonds were required in the first quarter of 2007.
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
          The following table shows the growth and diversification of our investment portfolio:

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(In thousands, except percentages)
Fixed maturity securities:
U. S. government obligations	$11,933	1.8%	$11,842	2.0%
State and municipal bonds	581,281	86.9	558,131	91.9
Corporate bonds	15,731	2.3	16,572	2.7
Mortgage-backed bonds	—	—	49	—

Total fixed maturities	608,945	91.0	586,594	96.6
Equity securities	9,921	1.5	10,417	1.7

Total available-for-sale securities	618,866	92.5	597,011	98.3
Other investments	5,000	0.7	5,000	0.8
Short-term investments	45,294	6.8	5,301	0.9

	$669,160	100.0%	$607,312	100.0%

          We seek to provide liquidity in our investment portfolio through cash equivalent investments and through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity and duration in our investment portfolio consistent with our business outlook and the expected timing, direction, and degree of changes in interest rates. The increase in short-term investments at March 31, 2007 reflected the accumulation of funds by the Company in anticipation of our initial investment in Canada.

          We also manage risk and liquidity by limiting our exposure on individual securities. The following table shows the ten largest exposures to an individual creditor in our investment portfolio as of March 31, 2007:

	Carrying	% of Total
Name of Creditor	Value	Invested Assets
	(In thousands, except percentages)
City of Atlanta, Georgia Airport	$6,677	0.89%
State of Connecticut	6,430	0.85%
Commonwealth of Pennsylvania	6,085	0.81%
Clark County School District	5,455	0.72%
State of Hawaii	5,361	0.71%
Indiana State Finance Authority	5,232	0.69%
Utah Transit Authority	5,069	0.67%
Port of Seattle, Washington	4,498	0.60%
Chicago, Illinois Board of Education	4,354	0.58%
Denver, Colorado Airport	4,075	0.54%
          As shown above, no investment in the securities of any single issuer exceeded 1% of our investment portfolio at March 31, 2007.
          The following table shows the results of our investment portfolio for the three months ended March 31, 2007 and 2006:

	2007	2006
	(In thousands, except percentages)
Average investments at cost or amortized cost	$596,031	$537,631
Pre-tax net investment income	$7,349	$6,222
Pre-tax yield	4.9%	4.6%
Tax-equivalent yield-to-maturity	6.6%	6.7%
Pre-tax realized investment gains	$761	$900
          The small decline in the tax-equivalent yield-to-maturity shown above reflects the impact of the maturity or call of higher yielding investments and the subsequent investment purchases at new money rates available, which were lower than that of our overall portfolio. We anticipate this trend to continue throughout the remainder of 2007.

     Unrealized Gains and Losses
          The following table summarizes by category our unrealized gains and losses in our securities portfolio at March 31, 2007:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Fixed maturity securities:
U. S. government obligations	$12,125	$4	$(196)	$11,933
State and municipal bonds	567,384	14,774	(877)	581,281
Corporate bonds	14,719	1,015	(3)	15,731
Mortgage-backed bonds	—	—	—	—

Subtotal, fixed maturities	594,228	15,793	(1,076)	608,945
Equity securities	9,012	998	(89)	9,921

Total securities	$603,240	$16,791	$(1,165)	$618,866

          These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. Of the gross unrealized losses on fixed maturity securities shown above, approximately $600,000 related to bonds with a maturity date in excess of ten years. The largest individual unrealized loss on any one security at March 31, 2007 was approximately $58,000 on a U.S. governmental agency bond with an amortized cost of $5.0 million. Gross unrealized gains and (losses) at March 31, 2006 were $13.9 million and $(2.9 million), respectively.

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

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(In thousands, except percentages)
Fixed Maturities:
U.S. treasury and agency bonds	$11,933	2.0%	$11,842	2.0%
AAA	486,998	80.0	464,042	79.1
AA	73,810	12.1	72,051	12.3
A	23,737	3.9	25,054	4.3
BBB	9,703	1.6	10,782	1.9
BB	50	0.0	50	—
CC and lower	96	0.0	279	—
Not rated	2,618	0.4	2,494	0.4

Total fixed maturities	$608,945	100.0%	$586,594	100.0%

Equities:
Preferred stocks:
AA	$1,235	12.4%	$1,708	16.4%
A	2,015	20.3	2,035	19.5
BBB	1,147	11.6	1,132	10.9

	4,397	44.3	4,875	46.8
Common stocks	5,524	55.7	5,542	53.2

Total equities	$9,921	100.0%	$10,417	100.0%

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
          When we conclude that a decline is other-than-temporary, the security is written down to fair value through a charge to realized investment gains and losses. We adjust the amortized cost for securities that have experienced other-than-temporary impairments to reflect fair value at the time of the impairment. We consider factors that lead to an other-than-temporary impairment of a particular security in order to determine whether these conditions have impacted other similar securities.
          Of the $1.2 million of gross unrealized losses at March 31, 2007, 51 securities had a fair value to cost or amortized cost ratio of less than 90% and had a combined unrealized loss of approximately $53,000.
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
     Realized Gains (Losses) and Impairments
          Realized gains (losses) include both write-downs of securities with other-than-temporary impairments and gains (losses) from the sales of securities. During the first quarter of 2007, we elected to take gains on certain securities as we liquidated selected debt securities in anticipation of our investment in Canada. In the first quarter of 2006, in an effort to spread the risk related to equity securities, we liquidated our then existing equity portfolio of approximately twenty-five individual securities and reinvested in a portfolio that mirrored the S&P 500. During the first quarter of 2007, we wrote down four securities by a total of approximately $104,000. The most significant impairment of approximately $100,000 was a write-down on an asset-backed security. The Company does not expect any principal recovery, as there is insufficient collateral to cover the Class A3 notes of the security held. Based upon this fact, we determined that the impairment was other-than-temporary. The circumstances surrounding this impairment did not impact any other securities in our portfolio.
          We did not write-down any securities during the first quarter of 2006.

Liquidity and Capital Resources
          Our sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and prepaid federal income taxes in the form of Tax and Loss Bonds.
          We generated positive cash flow from operating activities of $36.7 million in the first quarter of 2007 compared to $19.0 million for the first quarter of 2006 reflecting the strong growth in premiums collected and a substantial increase in non-cash expenses, primarily the reserve for losses. During the first quarter of 2006, purchases of properties, net of sales, as part of our loss mitigation strategy resulted in a cash outflow of $4.5 million compared to a cash inflow of $400,000 in the first quarter of 2007. The amount of cash outflow from the purchase of properties during the first quarter of 2006 is reflective of the limited past use of the program, as the purchases outnumbered the sales during that quarter.
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
          The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay the parent company. These restrictions, based on statutory accounting practices, require that dividends be paid only out of statutory earned surplus and limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department. Subsequent to March 31, 2007, Triad paid a dividend of $30 million to its parent, Triad Guaranty Inc. that reduced statutory earned surplus to approximately $120 million. There are no other regulatorially imposed restrictions or requirements for capital support arrangements between the parent company and Triad or its subsidiaries.
          We cede business to captive reinsurance affiliates of certain mortgage lenders (“captives”), primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds or letters of credit.
          Total stockholders’ equity increased to $587.2 million at March 31, 2007 from $570.2 million at December 31, 2006. This increase resulted primarily from net income for the first quarter of 2007 of $17.3 million and additional paid-in-capital of $1.5 million resulting from share-based compensation to employees and the associated tax benefit, partially offset by a decrease in net unrealized gains on investments of $1.8 million.

          Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. The following table provides information regarding our statutory capital position at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Statutory policyholders’ surplus	$152.4	$168.5
Statutory contingency reserve	554.5	521.8

Total	$706.9	$690.3

          The primary difference between statutory policyholders’ surplus and equity computed under generally accepted accounting principles is the statutory contingency reserve. As noted earlier, subsequent to March 31, a $30 million dividend was paid out of statutory policyholders’ surplus. Mortgage insurance companies are required to add to the contingency reserve an amount equal to 50% of calendar year earned premiums and retain the reserve for 10 years, even if the insurance is no longer in force. Therefore, a growing company such as Triad normally has an increase in its contingency reserve rather than in its statutory surplus.
          Triad’s ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad’s ability to write additional insurance. A number of states also generally limit Triad’s risk-to-capital ratio to 25-to-1. As of March 31, 2007, Triad’s risk-to-capital ratio was 13.8-to-1 as compared to 12.5-to-1 at December 31, 2006. Taking into consideration the $30 million dividend Triad paid to TGI subsequent to March 31, 2007, the risk-to-capital ratio would have been 14.3-to-1. The risk-to-capital ratio is calculated using net risk in force as the numerator and statutory capital as the denominator. Net risk in force accounts for risk ceded under reinsurance arrangements, including captive risk-sharing arrangements as well as any applicable stop-loss limits and deductible amounts.
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
          The Office of Federal Housing Enterprise Oversight (OFHEO) issued its risk-based capital rules for Fannie Mae and Freddie Mac in the first quarter of 2002. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a “AAA” rated private mortgage insurer than for insurance from a “AA” rated private mortgage insurer. The phase-in period for OFHEO’s risk-based capital rules is ten years. We do not believe the new risk-based capital rules had an adverse impact on our financial condition or operations through the first quarter of 2007 or that these rules will have a significant adverse impact on our financial condition or operations in the future. However, if the risk-based capital rules result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, our operations and financial condition could be significantly impacted.
Off Balance Sheet Arrangements and Aggregate Contractual Obligations
          We have no material off-balance sheet arrangements at March 31, 2007.
          We lease office facilities, automobiles, and office equipment under operating leases with minimum lease commitments that range from one to six years. We have no capitalized leases or material purchase commitments.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          The Company’s market risk exposures at March 31, 2007 have not materially changed from those identified in the Form 10-K for the year ended December 31, 2006.

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

b)
There have been no changes in internal controls over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings — None
Item 1A. Risk Factors
          There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None
Item 6. Exhibits — See exhibit index on page 42.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2007	TRIAD GUARANTY INC.
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