Form 10-Q
period 2007-06-30
TRIAD GUARANTY INC
filed 2007-08-09
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
     Number of shares of Common Stock, par value $0.01 per share, outstanding as of August 3, 2007, was 14,920,108.

TRIAD GUARANTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except per share data)	2007	2006

	(unaudited)	(audited)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $614,182 and $568,992)	$618,034	$586,594
Equity securities (cost: $3,744 and $9,530)	3,781	10,417
Other investments	—	5,000
Short-term investments	52,384	5,301

	674,199	607,312

Cash and cash equivalents	26,711	38,609
Real estate acquired in claim settlement	7,923	10,170
Accrued investment income	8,972	8,054
Deferred policy acquisition costs	35,157	35,143
Prepaid federal income taxes	170,076	166,908
Property and equipment	10,086	7,678
Other assets	27,153	21,757

Total assets	$960,277	$895,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$122,061	$84,352
Unearned premiums	15,461	13,193
Amounts payable to reinsurers	6,272	5,909
Deferred income taxes	177,889	176,483
Long-term debt	34,514	34,510
Accrued interest on debt	1,275	1,275
Accrued expenses and other liabilities	8,182	9,685

Total liabilities	365,654	325,407
Commitments and contingencies — Note 4
Stockholders’ equity:
Preferred stock, par value $0.01 per share -— authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share -— authorized 32,000,000 shares; issued and outstanding 14,920,108 shares at June 30, 2007 and 14,856,401 shares at December 31, 2006	149	149
Additional paid-in capital	107,541	104,981
Accumulated other comprehensive income, net of income tax liability of $1,362 at June 30, 2007 and $6,471 at December 31, 2006	4,507	12,018
Retained earnings	482,426	453,076

Total stockholders’ equity	594,623	570,224

Total liabilities and stockholders’ equity	$960,277	$895,631

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2007	2006	2007	2006

Revenue:
Premiums written:
Direct	$83,153	$60,961	$161,561	$120,273
Ceded	(12,988)	(11,603)	(25,689)	(22,573)

Net premiums written	70,165	49,358	135,872	97,700
Change in unearned premiums	(433)	1,309	(2,192)	857

Earned premiums	69,732	50,667	133,680	98,557

Net investment income	7,673	6,535	15,022	12,757
Net realized investment (losses) gains	(3,867)	772	(3,105)	1,672
Other income	2	5	4	3

	73,540	57,979	145,601	112,989

Losses and expenses:
Net losses and loss adjustment expenses	41,893	17,271	74,474	33,622
Interest expense on debt	694	694	1,387	1,387
Amortization of deferred policy acquisition costs	4,670	4,118	9,293	7,980
Other operating expenses (net of acquisition costs deferred)	10,716	8,496	21,047	17,009

	57,973	30,579	106,201	59,998

Income before income taxes	15,567	27,400	39,400	52,991
Income taxes:
Current	1,766	979	3,525	1,951
Deferred	1,775	6,834	6,526	12,900

	3,541	7,813	10,051	14,851

Net income	$12,026	$19,587	$29,349	$38,140

Earnings per common and common equivalent share:
Basic	$0.81	$1.33	$1.98	$2.58

Diluted	$0.80	$1.31	$1.96	$2.56

Shares used in computing earnings per common and common equivalent share:
Basic	14,834,500	14,769,367	14,824,460	14,763,889

Diluted	14,950,721	14,914,075	14,946,204	14,888,304

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2007	2006

Operating activities
Net income	$29,349	$38,140
Adjustments to reconcile net income to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	39,977	2,967
Accrued expenses and other liabilities	(1,503)	(2,248)
Amounts due to reinsurer	363	588
Accrued investment income	(918)	(543)
Policy acquisition costs deferred	(9,307)	(8,499)
Amortization of deferred policy acquisition costs	9,293	7,980
Net realized investment losses (gains)	3,105	(1,672)
Provision for depreciation	996	1,231
Accretion of discount on investments	317	(50)
Deferred income taxes	6,526	12,900
Prepaid federal income taxes	(3,168)	(12,443)
Real estate acquired in claim settlement, net of write-downs	2,247	(2,893)
Other assets	(5,396)	(442)
Other operating activities	1,765	1,633

Net cash provided by operating activities	73,646	36,649

Investing activities
Securities available-for-sale:
Purchases – fixed maturities	(128,370)	(90,826)
Sales – fixed maturities	80,120	54,081
Maturities – fixed maturities	3,391	2,933
Purchases – equities	(55)	(4,647)
Sales – equities	7,086	3,001
Purchases of other investments	—	(5,000)
Net change in short-term investments	(47,083)	519
Purchases of property and equipment	(3,404)	(1,358)

Net cash used in investing activities	(88,315)	(41,297)

Financing activities
Excess tax benefits from share-based compensation	175	280
Proceeds from exercise of stock options	616	625

Net cash provided by financing activities	791	905

Foreign currency translation adjustment	1,980	—

Net change in cash and cash equivalents	(11,898)	(3,743)
Cash and cash equivalents at beginning of period	38,609	8,934

Cash and cash equivalents at end of period	$26,711	$5,191

Supplemental schedule of cash flow information
Cash paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$9,091	$15,343
Interest	1,383	1,383
See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
2. Accounting Policies And Basis Of Presentation
  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed tax positions in its filed income tax returns. The only periods subject to examination for the Company’s federal returns are the 2003 through 2006 tax years. In January 2007, the Company received a final notice from the Internal Revenue Service stating that the examination of its 2004 tax return was completed and no changes were made to the Company’s reported tax. The Company believes that its income and deduction filing positions in the remaining open tax years would be sustained if subject to audit and does not anticipate any adjustments that will result in a material change in its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
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

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” — Including an Amendment of FASB Statement No. 115. (“SFAS 159”), which allows companies to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is not expected to adopt the fair value option for reporting financial assets and liabilities in accordance with SFAS 159.
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
  Foreign Currency Translation
     The financial statements of the Company’s foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at an average exchange rate for the period. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in total shareholders’ equity.
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

  Insurance In Force, Dividend Restrictions, and Statutory Results
     Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at June 30, 2007, December 31, 2006 and June 30, 2006, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements, any applicable stop-loss limits and deductibles attributable to Modified Pool transactions. Triad’s ratio is as follows:

	June 30,	December 31,	June 30,
(dollars in thousands)	2007	2006	2006

Net risk	$11,057,092	$8,612,912	$7,640,954
Statutory capital and surplus	$102,942	$168,439	$154,695
Statutory contingency reserve	589,661	521,836	492,013

Total	$692,603	$690,275	$646,708

Risk-to-capital ratio	16.0 to 1	12.5 to 1	11.8 to 1

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
     Net income as determined in accordance with statutory accounting practices was $41.7 million and $52.1 million for the six months ended June 30, 2007 and 2006, respectively, and $88.3 million for the year ended December 31, 2006.
     At June 30, 2007 and December 31, 2006, the amount of Triad’s equity that could be paid out in dividends to stockholders was $19.2 million and $84.7 million, respectively, which was the earned surplus of Triad on a statutory basis on those dates. On April 13, 2007, Triad paid a dividend of $30 million to its parent, Triad Guaranty Inc.
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
  Credit Facility
     On June 28, 2007, the Company entered into a three-year $80.0 million revolving unsecured credit facility with three domestic banks to provide short term liquidity for insurance operations and general corporate purposes. The facility has an increase option and may be increased to an aggregate total of $100.0 million. Under the credit agreement, the Company must maintain a minimum consolidated net worth level and not exceed a risk-to-capital ratio threshold of 22 to 1. In addition, the agreement contains covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity and dispose of all or substantially all of its assets. At June 30, 2007, the Company was in compliance with all such covenants and had no amounts outstanding under the facility.
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
6. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities, net of income tax, and the gains or losses on the change in foreign currency translation. For the three months ended June 30, 2007 and 2006, the Company’s comprehensive income was $6.4 million and $14.7 million, respectively. For the six months ended June 30, 2007 and 2006, the Company’s comprehensive income was $21.8 million and $29.4 million, respectively.
7. Income Taxes
     Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds.
8. Long-Term Stock Incentive Plan
     In May 2006, the Company’s shareholders approved the 2006 Long-Term Stock Incentive Plan (the “Plan”). Under the Plan, certain directors, officers, and key employees are eligible to receive various share-based compensation awards. Stock options, restricted stock and phantom stock rights may be awarded under the Plan for a fixed number of shares with a requirement for stock options granted to have an exercise price equal to or greater than the fair value of the shares at the date of grant. Generally, most awards vest over three years. Options granted under the Plan expire no later than ten years following the date of grant. As of June 30, 2007, 1,585,930 shares were reserved and 940,733 shares were available for issuance under the Plan. Gross compensation expense of approximately $1.092 million along with the related tax benefit of approximately $382,000 was recognized in the financial statements for the three months ended June 30, 2007, as compared to gross compensation expense of approximately $896,000 and the related tax benefit of approximately $314,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, approximately $236,000 and $277,000, respectively, of share-based compensation was capitalized as part of deferred acquisition costs.
     A summary of option activity under the Plan for the six months ended June 30, 2007 is presented below:

				Weighted-
		Weighted-	Aggregate	Average
	Number of	Average	Intrinsic	Remaining
(dollars in thousands)	Shares	Exercise Price	Value	Contractual

Outstanding, January 1, 2007	564,712	$38.36
Granted	107,190	43.56
Exercised	22,937	26.87
Cancelled	3,768	45.06

Outstanding, June 30, 2007	645,197	39.60	$1,866	5.1 years

Exercisable, June 30, 2007	410,076	37.78	$1,866	2.9 years

     The fair value of stock options is estimated on the date of grant using a Black-Scholes pricing model. The weighted-average assumptions used for options granted during the six months ended June 30, 2007 and 2006 are noted in the following table. The expected volatilities are based on volatility of the Company’s stock over the most recent historical period corresponding to the expected term of the options. The Company also uses historical data to estimate option exercise and employee terminations within the model; separate groups of employees with similar historical exercise and termination histories are considered separately for valuation purposes. The risk-free rates for the periods corresponding to the expected terms of the options are based on U.S. Treasury rates in effect on the dates of grant.

	June 30,	June 30,
	2007	2006

Expected Volatility	31.9%	34.0%
Expected dividend yield	0.0%	0.0%
Expected term	5.0 years	5.0 years
Risk-free rate	4.6%	4.5%
     The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 was $16.13 and $16.28, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was approximately $470,000 and $839,000, respectively.

     A summary of restricted stock activity under the Plan for the six months ended June 30, 2007 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Outstanding, January 1, 2007	113,941	$46.41
Granted	47,219	44.61
Exercised	36,584	50.29
Cancelled	6,449	45.89

Outstanding, June 30, 2007	118,127	44.52

     The fair value of restricted stock is determined based on the closing price of the Company’s shares on the grant date. The weighted-average grant-date fair value of restricted stock granted during the six months ended June 30, 2007 and 2006 was $44.61 and $45.37, respectively.
     As of June 30, 2007, there was $6.4 million of total unrecognized compensation expense related to nonvested stock options and restricted stock granted under the Plan. That expense is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of stock options and restricted stock vested during the six months ended June 30, 2007 and 2006 was $1.9 million and $1.6 million, respectively.
     The Company issues new shares upon exercise of stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position, and results of operations for the three months and six months ended June 30, 2007 and 2006, of the Company. This discussion supplements Management’s Discussion and Analysis in the Company’s Form 10-K for the year ended December 31, 2006, and should be read in conjunction with the interim financial statements and notes contained herein.
     Certain of the statements contained herein, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, and legislative developments. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are different than anticipated, legislative developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity, as well as the risk factors described in Item 1A of our Form 10-K for the year ended December 31, 2006 and the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements contained herein. Additional risk factors are also described in Part II, Item 1A Risk Factors of this document.
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
     We believe that these continue to be the critical accounting policies applicable to the Company and that these policies were applied in a consistent manner during the first six months of 2007. In the 10-K, we provided a sensitivity analysis around the impact on pre-tax income as a result of a 10% increase or decrease in the frequency or severity factors utilized in the reserve model. At December 31, 2006, we stated that a 10% increase or decrease in frequency or severity is reasonably likely based on potential changes in future economic conditions and past experience. During the first quarter of 2007, we raised the frequency factor by approximately 5% and made a small upward adjustment to the severity factor as a result of recent conditions in the housing market. The adjustments to both the frequency and severity factors made during the second quarter were only marginally upward.
     As detailed later under Losses and Expenses, the significant increase in reserves during the second quarter was the result of an increase in the number of defaults and the larger loan size of those loans in default and not necessarily the result of a change in the assumptions utilized in setting the factors. Economic conditions that could give rise to a significant increase in the frequency rate include a sudden increase, or a prolonged period of increase, in the unemployment rate. A sudden nationwide or widespread regional decline in home prices or a continued prolonged period of flat or slowly depreciating home prices are among the conditions that could increase the severity factors.
Overview
     Through our subsidiaries, we provide Primary and Modified Pool mortgage guaranty insurance coverage to residential mortgage lenders and investors as a credit-enhancement vehicle. We classify insurance as Primary in those instances where we are in the first loss position and the loan to value (“LTV”) is 80% or greater (with the LTV calculation determined when the loan is first insured). We classify all other insurance as Modified Pool. The majority of our Primary insurance is delivered through the flow channel, which is defined as loans originated by lenders and submitted to us on a loan-by-loan basis. We also provide mortgage insurance to lenders and investors who seek additional default protection (typically secondary coverage or on loans for which the individual borrower has greater than 20% equity), capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. These transactions are referred to as our structured bulk channel business. Those individual loans in the structured bulk channel in which we are in the first loss position and the LTV ratio is greater than 80% are classified as Primary. All of our Modified Pool insurance is delivered through the structured bulk channel.
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
     Our profitability depends largely on a) the volume of business insured combined with the adequacy of our product pricing and underwriting discipline relative to the risks insured, b) the conditions of the housing, mortgage and capital markets that have a direct impact on mitigation efforts, cure rates and ultimately the amount of claims paid, c) the overall general state of the economy and job market, d) persistency levels, e) operating efficiencies, and f) the level of investment yield, including realized gains and losses, on our investment portfolio.
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
     For a more detailed description of our industry and operations, refer to the “Business” section of our Form 10-K.

Consolidated Results of Operations
     Following is selected financial information for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands, except
per share data)	2007	2006	% Change	2007	2006	% Change

Earned premiums	$69,732	$50,667	38%	$133,680	$98,557	36%
Net losses and loss adjustment expenses	41,893	17,271	143	74,474	33,622	122
Net income	12,026	19,587	(39)	29,349	38,140	(23)
Diluted earnings per share	$0.80	$1.31	(39)	$1.96	$2.56	(23)
     The net income and diluted earnings per share for the second quarter and six months ended June 30, 2007 shown above are lower than those reflected in our press release dated July 25, 2007, due to the subsequent recording of a material impairment of an equity investment after our earnings release. For further discussion about this impairment, see Part II, Item 5. Other Information.
     Net losses and loss adjustment expenses for the quarter ended June 30, 2007 increased $24.6 million compared to the same period a year earlier. Year-to-date, total incurred losses increased $40.9 million compared to the first six months of 2006. While paid losses increased during 2007 for the three months and six months ended June 30, we had a significant increase in reserves during the same periods when compared to 2006. The principal reason for the reserve increases was the change in characteristics of the loans entering the default pool, with the newer defaults having substantially higher average risk per loan. Additionally, the number of filed claims included in our default inventory increased by about 15% during the second quarter resulting in an increased reserve under our methodology.
     Paid losses of $18.1 million for the second quarter were up $3.6 million, or 25.2%, as compared to the quarter ended June 30, 2006. Average paid loss severity was $30,500 for both the second quarter and first six months of 2007 compared to $25,300 and $25,200, respectively, for the second quarter and the first six months of 2006.
     We experienced a 36% increase over the second quarter of 2006 in both the number of loans in default for which we provide a reserve as well as the average risk in default on those loans which compounded the increase in reserves. Additionally, the composition of the default inventory has changed such that we had a significantly greater number of pending claims at June 30, 2007, which, through our reserve methodology, carries a larger reserve percentage of the amount of risk in default than other defaults for which a claim has yet to be filed.
     Earned premiums for the second quarter and first six months of 2007 grew significantly when compared to the same time periods of 2006, principally due to growth in Primary insurance in force. Based on information available from the industry association and other public sources, our estimated market share of net new insurance written including flow and bulk channels, using industry definitions, was 8.3% for the second quarter of 2007 compared to 8.8% for the second quarter of 2006.
     Realized investment losses and gains, net of taxes, decreased diluted earnings per share by $0.17 and $0.14, respectively, in the second quarter and first six months of 2007, compared to increases of $0.03 and $0.07, respectively, in the second quarter and first six months of 2006. Realized investment gains and losses per diluted share is a non-GAAP measure. We believe this is relevant and useful information to investors because, except for write-downs on other-than-temporarily impaired securities, it shows the effect that our discretionary sales of investments had on earnings. For a further discussion of an impairment write-down that has been recorded recently, see “Realized Gains (Losses) and Impairments” below.

     We describe our results in greater detail in the discussions that follow. The information is presented in three categories: Production and In Force, Revenues, and Losses and Expenses.
Production and In Force
     The table below represents a summary of New Insurance Written (NIW), or production for the second quarter and the first six months of 2007 and 2006 broken out between Primary and Modified Pool:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Primary insurance written:
Flow	$5,089	$2,559	99%	$9,461	$4,506	110%
Structured bulk	1,702	385	342	3,029	386	685

Total Primary insurance written	$6,791	$2,944	131	$12,490	$4,892	155
Modified pool insurance written	1,405	2,980	(53)	3,330	7,585	(56)

Total insurance written	$8,196	$5,924	38%	$15,820	$12,477	27%

     According to estimates published by Fannie Mae, the overall mortgage loan origination market for the second quarter of 2007 declined approximately 6% from the second quarter of 2006, and approximately 2% for the first six months of 2007 as compared to the first six months of 2006. The housing market slowed significantly during 2006, continuing into the first half of 2007, as evidenced by reduced sales of existing homes and near record high levels of unsold inventories in many markets. Although the overall loan origination market slowed during the quarter and for the year, there continues to be an increase in the market penetration of mortgage insurance products because “piggyback” or simultaneous second mortgages have lost favor from a lender’s perspective.
     The significant increase in Primary NIW in the second quarter and first six months of 2007 reflects the general increase in mortgage insurance penetration in the flow channel noted above. NIW in the flow channel increased $2.5 billion and $5.0 billion, respectively, for the second quarter and first six months of 2007 compared to the same periods in 2006. We believe it is unlikely that this trend will continue in the second half of 2007 for the reasons described below:
•	Our largest lender in terms of production of NIW through the flow channel was American Home Mortgage, Inc. (“AHM”), which comprised 30% and 34% of our flow production for the second quarter and first six months of 2007, respectively. On August 6, 2007, AHM formally announced that it was seeking protection under Chapter 11 of the U.S. bankruptcy code. See “Significant Customers” below. We currently expect that the loss of production from AHM will have a significant impact on our NIW during the remainder of 2007.

•	During the second quarter of 2007, we discontinued a specific lender-paid program which was a significant contributor to NIW in the second half of 2006.

•	We are concerned with the increased risk involved with insuring loans with higher LTV ratios such as 100% loans. We intend to monitor this activity carefully and will continue to place emphasis on the credit quality of our insurance written.
     Bulk insurance is a term that describes Primary and supplemental mortgage insurance written for a large package of loans that are then securitized in the secondary market. Mortgage insurance provides loss protection to the issuer and thus increases the credit rating and pricing of the securitization. Primary bulk NIW increased $1.3 billion and $2.6 billion, respectively, for the second quarter and first six months of 2007. Most of the Primary NIW booked for the quarter came from carryover transactions from the first quarter, or business placed under existing forward contracts.
     We write Modified Pool insurance only through our structured bulk channel. Structured bulk transactions for the entire industry increased approximately 21% and 5%, respectively, during the second quarter and first six months of 2007 according to information available from Mortgage Insurance Companies of America (“MICA”) and other publicly available data. As noted above, approximately $1.7 billion and $3.0 billion, respectively, of structured bulk transactions during the second quarter and first six months of 2007 were classified as Primary. Structured bulk transactions, which include both Primary and Modified Pool is likely to vary significantly from period to period due to: a) the limited number of transactions (but with larger size) occurring in this market, b) the level of competition from other mortgage insurers, c) the relative attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancement, and d) the changing loan composition and underwriting criteria of the market. During the second quarter of 2007, we viewed the structured bulk market as unsettled, with a wide variety of product and a lack of clear direction in spreads and pricing. In this environment, we chose to stay on the sidelines and much of the reported Modified Pool NIW from the bulk channel was the result of carryover transactions. Approximately 18% and 35%, respectively, of our insurance written attributable to our structured bulk channel during the second quarter and first six months of 2007 was structured with deductibles that put us in the second loss position compared to 43% for both the second quarter and the first six months of 2006.
     The following table provides estimates of our national market share of net new insurance written, using industry definitions, through our flow and structured bulk channels based on information available from MICA and other public sources for the three months and six months ended June 30, 2007 and 2006:
Market Share by Channel

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Flow channel	6.9%	5.7%	7.8%	5.5%
Structured bulk channel	12.3%	15.3%	12.7%	16.1%
Total	8.3%	8.8%	9.2%	9.4%
     Our total market share declined slightly in the second quarter and for the first six months of 2007 due mostly to our decision to wait out some of the uncertainties in the structured bulk market. As mentioned earlier, our structured bulk market share will vary from period to period since this market can have significantly larger transactions and our share of this market is dependent on the availability of transactions that meet our credit quality and pricing benchmarks and on our ability to bid successfully to provide insurance on these transactions. Our flow market share increased in the second quarter and for the first six months of 2007 due mostly to two specific lender-paid programs that will not be continued in the second half of 2007.

     One of the risk characteristics that we pay particular attention to is credit quality. We have defined Alt-A as individual loans having FICO scores greater than 619 and that have been underwritten with reduced or no documentation. We have defined A Minus loans as those having FICO scores greater than 574, but less than 620. We have defined Sub Prime loans as those with credit scores less than 575. The following table summarizes the credit quality characteristics of our Primary new insurance written during the second quarter and the first six months of 2007 and 2006:
Credit Quality of Primary NIW

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Prime	62.0%	65.5%	59.6%	69.3%
Alt-A	34.2	32.3	37.5	28.5
A-Minus	3.4	1.9	2.6	1.9
Sub Prime	0.4	0.3	0.3	0.3

Total	100.0%	100.0%	100.0%	100.0%

     The changes in the percentage makeup of the credit quality of Primary NIW for the second quarter and first six months of 2007 are partially reflective of the impact of the structured bulk transactions classified as Primary NIW. Bulk transactions are classified as either prime, Alt-A or sub prime.
     The following table summarizes the loan type characteristics of our Primary new insurance written during the second quarter and the first six months of 2007 and 2006. The increase in loans with fixed rates for the second quarter is reflective of the general marketplace as many borrowers have refinanced ARM products to more stable fixed loan products.
Loan Type of Primary NIW

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Fixed	61.9%	54.1%	55.0%	59.4%
ARM (positive amortization)	21.3	11.9	22.6	13.6
ARM (potential negative amortization)	16.8	34.0	22.4	27.0

Total	100.0%	100.0%	100.0%	100.0%

     ARMs with the potential for negative amortization declined significantly in the second quarter of 2007 reflecting a trend in the overall marketplace. Our year-to-date production has been limited to a few lenders where we believe we have a good understanding of both their product and their underwriting guidelines. An inherent risk in this product is the scheduled milestone in which the borrower must begin making amortizing payments. These payments can be substantially greater than the existing minimum payments currently required. Many of these loans do not have scheduled payment increases until 2008 or 2009, so the borrower has not been required to make an increased payment or to refinance, adding uncertainty and potential risk to this product. However, we are aware of the risks of concentration in this product and we have limits on the amount of potentially negative amortizing ARMs that we will accept.

     Another risk characteristic that we consider in our underwriting guidelines is the LTV of the loan. The following table summarizes the percentage of our Primary production by LTV during the second quarter and the first six months of 2007 and 2006:
Loan to Value of Primary NIW

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Greater than 95%	36.1%	12.2%	31.6%	11.4%
90.01% to 95.00%	23.3	22.0	23.5	23.2
90.00% and below	40.6	65.8	44.9	65.4

Total	100.0%	100.0%	100.0%	100.0%

     The above table indicates an increase in the Primary production of NIW on loans with LTV greater than 95%. These loans are coming from both the flow and bulk channels. As mentioned earlier, many of the greater than 95% loans are the result of the change from lenders preferring “piggyback” or simultaneous second mortgages to a loan product that has the higher LTV ratio. This has produced an increase in risk that we will continue to monitor. We are committed to supporting our customers in their lending efforts but want to ensure sound underwriting and appropriate pricing of product for the risks that we assume.
     The majority of our Modified Pool production has been in the Alt-A marketplace over the last two years. LTVs on policies originated in the structured bulk channel are generally lower than those on policies we receive via the flow channel. Those structures generally include loans that have other Primary coverage in front of our risk or loans that are written with a LTV lower than 80%. As shown in the summary of NIW table, Modified Pool production for the second quarter of 2007 declined 53% as compared to the second quarter of 2006, and declined 56% for the first six months of 2007 as compared to the first six months of 2006 as we wait for more clarity on pricing.
     The following table provides detail on our direct insurance in force at June 30, 2007 and 2006:

	June 30,
(dollars in millions)	2007	2006	% Change

Primary insurance	$42,724	$30,783	39%
Modified pool insurance	23,649	20,022	18

Total insurance	$66,373	$50,805	31%

     Our Primary insurance in force at June 30, 2007 grew from June 30, 2006 as a result of increased production and improved persistency rates. Primary insurance persistency improved to 77.7% at June 30, 2007 compared to 72.7% at June 30, 2006. We anticipate that persistency rates will continue near current levels or increase moderately throughout the remainder of 2007 due to current housing market weakness and the relative flatness of the yield curve. However, persistency may be adversely affected if interest rates decline significantly from the levels experienced during the first half of 2007. Over the past year, we have experienced a significant amount of growth in Primary direct insurance in force, partially the result of the structured bulk production. Of the $42.7 billion of Primary insurance in force at June 30, 2007, approximately $4.1 billion is attributable to structured bulk transactions compared to only $700 million a year ago.

     Similar to the trend in NIW discussed above, Alt-A continues to grow as a percentage of our Primary insurance in force and continues to comprise the majority of our Modified Pool insurance in force. Because Alt-A loans lack the full documentation required in Prime loans, these present a greater risk than fully documented loans. The following table shows the percentage of our insurance in force that we have classified as Alt-A at June 30, 2007 and 2006:

	June 30,
	2007	2006

Primary insurance in force	21.5%	12.3%
Modified Pool insurance in force	71.5%	68.0%
Total insurance in force	39.3%	34.3%
     The following tables provide information on selected slices of our business based on risk in force at June 30, 2007 and 2006. Indicators of possible increased risk which could be also characterized as non-traditional mortgages would include the following:
•	A decline in the percentage of business with prime credit quality

•	An increase in the percentage of Alt-A business

•	An increase in Primary LTV greater than 95%

•	An increase in potential negative amortization loan types

•	An increase in condominium property types

•	A decline in Primary residence occupancy status

•	A growing percentage of loans in excess of $250,000

Risk in Force (1)

	Primary		Modified Pool
	June 30,		June 30,
(dollars in millions)	2007	2006	2007	2006

Direct Risk in Force	$11,128	$7,741	$935	$764
Net Risk In Force	10,239	6,966	818	674

Credit Quality:
Prime	73.6%	82.6%	29.6%	32.1%
Alt-A	22.8	12.8	69.6	66.7
A-Minus	3.1	3.9	0.7	1.0
Sub Prime	0.5	0.7	0.1	0.2

Total	100.0%	100.0%	100.0%	100.0%

LTV:
Greater than 95%	23.2%	14.7%	—%	—%
90.01% to 95.00%	70.8	78.8	0.9	1.1
90.00% and below	6.0	6.5	99.1	98.9

Total	100.0%	100.0%	100.0%	100.0%

Loan Type:
Fixed	65.4%	72.6%	26.8%	35.5%
ARM (positive amortization)	20.3	19.8	60.2	58.7
ARM (potential negative amortization)	14.3	7.6	13.0	5.8

Total	100.0%	100.0%	100.0%	100.0%

Property Type:
Condominium	10.3%	8.7%	9.3%	7.2%
Other (principally single-family detached)	89.7	91.3	90.7	92.8

Total	100.0%	100.0%	100.0%	100.0%

Occupancy Status:
Primary residence	87.6%	90.3%	73.7%	73.9%
Secondary home	7.9	6.2	6.2	5.9
Non-owner occupied	4.5	3.5	20.1	20.2

Total	100.0%	100.0%	100.0%	100.0%

Mortgage Amount:
$0 - $50,000	0.9%	1.3%	0.5%	0.5%
$51,000 - $100,000	10.4	15.0	5.4	6.8
$100,001 - $250,000	52.7	61.0	45.8	51.1
$250,001 - $500,000	29.9	20.5	41.8	39.0
Over $500,000	6.1	2.2	6.5	2.6

Total	100.0%	100.0%	100.0%	100.0%

(1)	Percentages represent distribution of direct risk in force on a per policy basis and do not account for applicable stop-loss amounts or deductibles on Modified Pool.
     The above table indicates that non-traditional mortgages continue to grow as a percentage of our risk in force. This is somewhat indicative of the move by the overall mortgage industry toward these products. While we have generally stayed away from certain sectors in the marketplace such as Sub Prime and second mortgages, our portfolio contains an increased exposure to Alt-A loans as well as ARMs subject to potential negative amortization which carry an increased amount of risk. We have also seen a significant increase in the amount of the mortgages for which we are providing coverage. Loans over $250,000 totaled 36.0% of total Primary risk in force at June 30, 2007 compared to 22.7% at June 30, 2006. Loans over $250,000 also totaled 48.3% of total Modified Pool risk in force at June 30, 2007 compared to 41.6% at June 30, 2006. In addition, the increase in loans with LTV’s greater than 95% has increased our risk as our experience with these products is that they have historically produced higher default rates.
     Due to the recent significant growth in our production and the amount of refinancing that took place in 2002 through 2005 that caused much of our earlier vintage years to lapse, our insurance portfolio remains relatively unseasoned, having a weighted average life of 2.2 years at June 30, 2007 compared to 2.3 years at December 31, 2006 and 2.4 years at December 31, 2005. The following table shows direct risk in force as of June 30, 2007 by year of loan origination.

	Primary		Modified Pool *
	June 30, 2007		June 30, 2007
	Direct Risk		Direct Risk
(dollars in millions)	in Force	Percent	in Force	Percent

2002 and before	$756.6	6.8%	$46.6	5.7%
2003	1,302.0	11.7	113.7	13.9
2004	1,257.5	11.3	139.1	17.0
2005	1,802.8	16.2	229.9	28.1
2006	2,893.3	26.0	260.1	31.8
2007	3,115.9	28.0	28.6	3.5

Total	$11,128.1	100.0%	$818.0	100.0%

*	For Modified Pool, the Direct Risk in Force is calculated utilizing the particular stop-loss limits and deductibles within each specific structure
     We also offer mortgage insurance structures designed to allow lenders to share in the risks of such insurance. One such structure is our captive reinsurance program under which reinsurance companies that are affiliates of the lenders assume a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. The following table shows the percentage of our Primary flow channel insurance in force as well as the percentage of our total insurance in force that was subject to captive reinsurance arrangements at June 30, 2007 and 2006.

	June 30,
	2007	2006

Primary flow insurance in force	51.4%	62.7%
Total insurance in force	33.0%	37.1%
     The decline of the Primary flow insurance in force that was subject to captive reinsurance arrangements at June 30, 2007 over June 30, 2006 was the result of a switch by some of our larger lender partners to lender paid products that do not qualify for captive participation. The decline in the total direct insurance in force subject to captive reinsurance at June 30, 2007 from June 30, 2006 also reflects the fact that a greater portion of our insurance in force consists of Modified Pool insurance in force, which is written through the structured bulk channel and is not subject to captive reinsurance arrangements.
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
  Revenues
     A summary of the significant individual components of our revenue for the second quarter and the first six months of 2007 and 2006 follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2007	2006	% Change	2007	2006	% Change

Direct premium written	$83,153	$60,961	36%	$161,561	$120,273	34%
Ceded premium written	(12,988)	(11,603)	12	(25,689)	(22,573)	14

Net premium written	70,165	49,358	42	135,872	97,700	39
Change in unearned premiums	(433)	1,309	(133)	(2,192)	857	(356)

Earned premiums	$69,732	$50,667	38%	$133,680	$98,557	36%

Net investment income	$7,673	$6,535	17%	$15,022	$12,757	18%

Total revenues	$73,540	$57,979	27%	$145,601	$112,989	29%
     Our direct premium written for the second quarter and first six months of 2007 grew substantially over that of 2006 as a result of increased insurance in force over the past year and the increased average basis points earned due to the change in the risk characteristics of our portfolio discussed earlier in the section titled “Consolidated Results of Operations”. The announcement by AHM to seek bankruptcy protection is not expected to have a significant impact on premium income in the near term as the insurance in force would not be anticipated to drop substantially. Total overall annual persistency was 78.2% at June 30, 2007 compared to 72.1% at June 30, 2006.

     Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captive as well as non-captive reinsurance companies. The growth in ceded premium written in the second quarter and the first six months of 2007 over the same periods of 2006 was not as large as the growth in direct premium written as a result of a larger percentage of direct premiums written not subject to captive reinsurance arrangements. The following table provides further data on ceded premiums for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Premium cede rate (ceded premiums written as a percentage of direct premiums written)	15.6%	19.0%	15.9%	18.8%
Captive reinsurance premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written)	15.0%	17.8%	15.3%	17.5%
Average captive premium cede rate (ceded premiums written under captive reinsurance arrangements as a percentage of direct premiums written under captive reinsurance arrangements)	36.1%	36.7%	36.2%	36.9%
     The table below provides data on insurance written that was subject to captive reinsurance arrangements for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Primary insurance in force	34.3%	53.2%	31.4%	54.0%
Total insurance in force	21.3%	26.5%	18.8%	21.2%
     The percentage of Primary insurance written subject to captive reinsurance arrangements for the second quarter and first six months of 2007 decreased from comparable periods in 2006 due primarily to changes by two of our larger lenders to a lender paid product rather than a borrower paid product. Generally, the lender paid product is not captive eligible. None of our Modified Pool insurance written in 2007 and 2006 was subject to captive reinsurance arrangements.
     The difference between net written premiums and earned premiums is the change in the unearned premium reserve, which is established primarily on premiums received on annual products. One of the most actively utilized lender paid programs during the first half of 2007 included annual premiums, which was responsible for most of the increase in unearned premium during the second quarter and first six months of 2007. Our unearned premium liability for June 30, 2007 increased $2.3 million from December 31, 2006 compared to a decrease of $0.9 million from December 31, 2005 to June 30, 2006.
     Net investment income increased for the second quarter and the first six months of 2007 as compared to the same time periods in 2006, due primarily to growth in invested assets, partially offset by declines in portfolio yields. Average invested assets at cost or amortized cost for the second quarter of 2007 grew by 18.3% over the second quarter of 2006 and grew 14.7% year-to-date compared to the first six months of 2006 as a result of the investment of cash flows from operations for the past year. Our investment portfolio tax-equivalent yield was 6.58% at June 30, 2007 compared to 6.73% at June 30, 2006. We anticipate a continuing decline in the overall portfolio tax-equivalent yield as current interest rates are still below our average portfolio rate. See further discussion of the Investment Portfolio section of this document.
     Losses and Expenses
          A summary of the individual components of losses and expenses for the three months and six months ended June 30, 2007 and 2006 follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2007	2006	% Change	2007	2006	% Change

Net losses and loss adjustment expenses	$41,893	$17,271	143%	$74,474	$33,622	122%
Amortization of deferred policy acquisition costs	$4,670	$4,118	13	$9,293	$7,980	16
Other operating expenses (net of acquisition costs deferred)	$10,716	$8,496	26	$21,047	$17,009	24

Loss ratio	60.1	34.1%	76	55.7	34.1%	63
Expense ratio	21.9	25.6%	(14)	22.3	25.6%	(13)
Combined ratio	82.0	59.7%	37	78.0	59.7%	31
          Net losses and loss adjustment expenses (LAE) are comprised of both paid losses and the increase in the loss and LAE reserve during the period. Net losses and LAE for the second quarter and first six months of 2007 increased significantly over the same time periods of 2006 primarily due to an increase in reserves. The reserve increase reflected both an increase in the number of loans in default as well as an increase in the average risk per loan on the loans that were in default at June 30, 2007. The growth in reserves is a result of the continued seasoning of our portfolio, a change in the make up of our default inventory and the decline in the housing market in general. We will focus separately on paid claims and the increase in reserves.
          The following table provides detail on paid claims for our Primary and Modified Pool insurance for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2007	2006	% Change	2007	2006	% Change

Paid claims:
Primary insurance	$16,687	$13,501	24%	$33,134	$26,806	24%
Modified Pool insurance	1,386	930	49	2,667	2,008	33

Total	$18,073	$14,431		$35,801	$28,814

Number of claims paid:
Primary insurance	540	523	3	1,066	1,029	4
Modified Pool insurance	52	48	8	106	115	(8)

Total	592	571	4	1,172	1,144	2

          Average severity remained relatively flat during the first three quarters of 2006, but increased significantly in the fourth quarter of 2006 and again in the first quarter of 2007, primarily the result of growth in the amount of risk in force on paid claims arising from increased loan size. For the three months ended June 20, 2007 average severity remained stable with the prior quarter as the majority of the paid claims continued to be from policy years 2005 and earlier, and these insured loans have lower average balances than loans insured subsequent to 2005. Loans from the 2006 and subsequent policy years will make up a larger percentage of paid claims going forward and we expect average severity to increase in future quarters. The following table shows the average quarterly severity of paid claims during 2006 and 2007:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2007	2007	2006	2006	2006	2006

Average severity:
Primary insurance	$30.9	$31.3	$28.1	$25.7	$25.8	$26.3
Modified Pool insurance	26.6	23.7	26.2	18.8	19.4	16.1
Total	30.5	30.6	27.9	25.3	25.3	25.1
     Beginning in late 2006, we experienced a significant reduction in our ability to mitigate claims through our traditional processes, which we believe was related to weakness in the housing market. In many cases, properties for which loans have defaulted are sold during the foreclosure process, which generally reduces our loss. When the property does not sell prior to foreclosure, or after foreclosure but prior to when the claim is paid, we often pay the full amount of our coverage, which we call a full option settlement. In the fourth quarter of 2006 and continuing into the first quarter of 2007, full option settlements represented a greater percentage of our paid claims than in the prior sequential quarters. The lack of mitigation opportunities contributed to the increase in severity for the fourth quarter of 2006 and the first quarter of 2007. However, mitigation efforts were more positive in the second quarter of 2007.
     As shown in the “Production and In Force” section previously, we are insuring a larger percentage of mortgages in excess of $250,000 which generally equates to a larger insured risk. Claim payments and reserves on defaults of these larger mortgages are generally larger even if coverage percentages remain constant. The following table shows the average loan size and risk in force per policy by vintage year. As each of the more recent vintage years season and enter the period of peak defaults, the amount of risk per default and, ultimately, the amount of paid claims as well as the average paid claim is expected to increase.

	Primary		Modified Pool
	Average	Average	Average	Average
	Loan Size	Insured Risk	Loan Size	Insured Risk

Vintage Year
2002 and Prior	$107,236	$27,004	$81,506	$26,481
2003	121,206	28,990	147,545	43,477
2004	133,841	35,197	152,566	45,260
2005	157,866	40,798	179,369	58,263
2006	207,779	53,623	259,136	69,156
2007	219,833	60,581	270,177	78,889

Overall Average	$165,491	$43,105	$207,951	$60,851
     We also expect severity will continue to trend upward as the average loan amounts in our portfolio continue to rise. Continued deterioration in the housing market could reduce our loss mitigation opportunities and serve to further increase severity. The expected increase in severity and the seasoning of the insurance portfolio are expected to cause paid claims to increase during the remainder of 2007.
     Net losses and loss adjustment expenses also include the change in reserves for losses and loss adjustment expenses. The following table breaks out the loss reserves between Primary and Modified Pool at June 30, 2007, December 31, 2006 and June 30, 2006:

	June 30,	December 31,	June 30,
(dollars in thousands)	2007	2006	2006

Primary insurance:
Reserves for reported defaults	$89,752	$65,417	$46,560
Reserves for defaults incurred but not reported	9,382	5,676	4,362

Total Primary insurance	99,134	71,093	50,922

Modified Pool insurance:
Reserves for reported defaults	20,482	11,477	3,193
Reserves for defaults incurred but not reported	1,004	773	685

Total Modified Pool insurance	21,486	12,250	3,878

Reserve for loss adjustment expenses	1,441	1,009	105

Total reserves for losses and loss adjustment expenses	$122,061	$84,352	$54,905

     The following table shows the change in reserves for losses and loss adjustment expenses for the second quarter and year-to-date ending June 30, 2007 and 2006:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2007	2006	% Change	2007	2006	% Change

Net increase in reserve for losses and loss adjustment expenses	$23,340	$2,291	919%	$37,709	$3,831	884%
     We have increased our reserves significantly over the past six months reflecting a growing number of loans in default as our insurance in force continues to season, as well as increased severity and frequency factors utilized in the calculation of the reserves based upon the development of claims paid in 2006 and 2007. The characteristics of the loans entering the default pool in the first half of 2007 are notably different in terms of geographic region, average loan size and vintage year. We have seen substantial increases in the number of defaults in those regions that carry more risk because of higher housing prices such as California and Florida. As noted earlier, we have also seen a substantial increase in defaults on newer and larger loans, as well as early payment defaults (defined as being four or more months delinquent within twelve months of issuing a certificate of insurance). Additionally, during the first quarter of 2007, we noted a decline in our cure rates on reported defaults, which could impact the ultimate number of claims eventually paid on existing defaults.

     Reacting to the recent decline in the housing markets and the changing mix in the composition of our defaults such as the changes in geographic location, size and policy year, we have increased reserves by 122% from a year ago, and 45% for the first six months of 2007. Our default inventory has shifted rapidly and policies originated during 2005 and 2006 comprise 48% of our loans in default but 60% of the risk in default. This reflects the higher loan amounts and a changing of the mix of our business. To illustrate the impact of the changes in the frequency and severity factors utilized in the reserve model, the following table details the amount of risk in default and the reserve balance as a percentage of risk at June 30, 2007, December 31, 2006 and June 30, 2006.

	June 30,	December 31,	June 30,
	2007	2006	2006

Risk on loans in default excluding loans subject to deductibles (in thousands of dollars)	$345,252	$258,422	$197,014

Reserves as a percentage of risk at default	35.4%	32.6%	27.9%
     The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.
     We continually monitor our reserves and claim development. As new data emerges, we consider its impact on our reserve calculation, and when necessary, refine our estimates. In the fourth quarter of 2006 and continuing in the first quarter of 2007, we experienced a significant increase in our paid loss severity due to the deteriorating developments in the housing market as well as changes in our insured portfolio. For the second quarter of 2007, we experienced a slight decline in paid loss severity primarily due to the mix of policy years and the average risk of the claims paid. The results as of June 30, 2007 should not be considered an indicator of improved severity as the Company expects further increases for the remainder of 2007.
     Hurricanes Katrina and Rita had a significant impact on reported delinquencies at December 31, 2005. In the FEMA-designated areas affected by these hurricanes, we reported 891 defaults at December 31, 2005 and had established reserves of $4.5 million utilizing our normal reserving methodology. As of June 30, 2007, there remained 169 defaults of the 891 existing at December 31, 2005 with a reserve of $1.2 million after payment of approximately $3.3 million. Many of the remaining loans in default have suffered un-repaired physical damage to the property which could preclude us from paying a mortgage insurance claim. We will continue to monitor this situation as the longer-term impacts develop.

     The following table shows default statistics as of June 30, 2007, December 31, 2006 and June 30, 2006:

	June 30,	December 31,	June 30,
(dollars in thousands)	2007	2006	2006

Total business:
Number of insured loans in force	371,888	338,086	324,111
With deductibles	64,292	61,483	60,373
Without deductibles	307,596	276,603	263,738
Number of loans in default	9,853	8,566	6,945
With deductibles	2,508	1,898	1,331
Without deductibles	7,345	6,668	5,614
Percentage of loans in default (default rate)	2.65%	2.53%	2.14%
Percentage of loans in default excluding deductibles	2.39%	2.41%	2.13%

Primary insurance:
Number of insured loans in force	258,163	225,531	216,458
Number of loans in default	5,940	5,565	5,001
Percentage of loans in default	2.30%	2.47%	2.31%

Modified Pool insurance:
Number of insured loans in force	113,725	112,555	107,653
With deductibles	64,267	61,456	60,342
Without deductibles	49,458	51,099	47,311
Number of loans in default	3,913	3,001	1,944
With deductibles	2,508	1,897	1,330
Without deductibles	1,405	1,104	614
Percentage of loans in default	3.44%	2.67%	1.81%
Percentage of loans in default excluding deductibles	2.84%	2.16%	1.30%

Primary Alt-A business (included in above):
Number of insured loans in force	34,955	22,385	18,581
Number of loans in default	1,207	814	628
Percentage of loans in default	3.45%	3.64%	3.38%
     As shown in the above table, the number of Modified Pool defaults subject to deductibles and those without deductibles increased at June 30, 2007 from June 30, 2006. This is reflective of the strong growth in the Modified Pool insurance portfolio over the past three years. We generally expect to receive the largest number of defaults in years two through four and, as these parts of our portfolio age, this is being reflected in these default statistics. At June 30, 2007, no individual structured bulk transaction with deductibles as part of the structure had incurred total losses that were nearing these individual deductible amounts. We do not provide reserves on Modified Pool defaults with deductibles until the incurred losses for that specific structured bulk transaction reach the deductible threshold.
     Given the growth of our insurance in force and the current state of the mortgage and housing market, we anticipate that our number of loans in default for both Primary and Modified Pool insurance will continue to increase as our insurance in force reaches its peak claim paying period. We also expect default rates to increase in the non-traditional business, such as Alt-A loans, higher LTV loans, and potential negative amortization ARMs. We expect the overall default rate to increase as non-traditional business becomes a larger percentage of our insurance in force. We expect reserves will increase as our business continues to grow and season.

     The housing market continues to be sluggish in most parts of the country. According to Case-Schiller Home Price Index as of April 2007, home prices in 10 major U.S. cities have fallen 2.7% year over year, the fastest pace in 16 years. Prices in the 20 cities comprising the index dropped 2.1%, with declines in 14 cities. The lack in liquidity in the secondary mortgage and capital markets has resulted in additional downward pressure on the housing and mortgage markets. Our reserving model incorporates management’s judgments and assumptions regarding the impact of the current housing and economic environment on the estimate of the ultimate claims we will pay on loans currently in default; however, future changes in economic conditions surrounding the housing or mortgage markets could significantly impact the ultimate amount of claims paid.
     Amortization of DAC for the second quarter and first six months of 2007 increased moderately over that for the same periods in 2006, reflecting growth in the asset balance and, in some part, changes in the assumptions in the DAC amortization models that lowered the expected life of the policy years 2006 and thereon from seven to five years. This was partially offset by improved persistency. A full discussion of the impact of persistency on DAC amortization is included in the Deferred Policy Acquisition Costs section below.
     Other operating expenses for the second quarter and the first half of 2007 increased over the same time periods of 2006 due to expenses incurred in connection with organizational changes and costs associated with our Canada expansion. Direct expenses relating to the Canadian expansion amounted to approximately $504,000 and $957,000, respectively, during the second quarter and first six months of 2007 compared to none in 2006. Because the growth in net premiums written was greater than the growth in expenses, the expense ratio (ratio of the amortization of deferred policy acquisition costs and other operating expenses to net premiums written) for the second quarter and first six months of 2007 was 21.9% and 22.3%, respectively, compared to 24.9% and 25.6%, respectively, for the second quarter and first six months of 2006.
     Our effective tax rate was 22.7% and 25.5%, respectively, for the second quarter and the first six months of 2007 compared to 28.5% and 28.0%, respectively, for the second quarter and the first six months of 2006. The decline in the effective tax rate was due primarily to an increase in tax-exempt interest resulting from growth of investments in tax-preferred municipal securities.
Significant Customers
     Our objective is controlled, profitable growth in both Primary and Modified Pool business while adhering to our risk management strategies. Our strategy is to continue our focus on national lenders while maintaining the productive relationships that we have built with regional lenders. Competition within the mortgage insurance industry continues to increase as many large mortgage lenders have limited the number of mortgage insurers with whom they do business. At the same time, consolidation among national lenders has increased the share of the mortgage origination market controlled by the largest lenders and that has led to further concentrations of business with a relatively small number of lenders. Many of the national lenders allocate Primary business to several different mortgage insurers or accept competitive bids on certain lender paid products. These lender allocations and our success in the bidding process for lender paid products can vary over time, even quarter to quarter.
     Our ten largest customers were responsible for 77.8% and 80.9%, respectively, of Primary insurance written during the second quarter and the first six months of 2007 compared to 79.6% and 78.7%, respectively, of Primary insurance written during the second quarter and the first six months of 2006. As of June 30, 2007, two of our customers were each individually responsible for more than 10% of the total insurance written through the flow channel. In aggregate, these two customers were responsible for 53.9% and 58.7%, respectively, of Primary insurance written during the second quarter and the first six months of 2007.
     One of the two lenders mentioned in the previous paragraph and identified in Part 1, Item 1 of our Form 10-K under the heading “Customers” that comprised more than 10% of consolidated revenue was AHM, which accounted for 11% of consolidated revenue in 2006. For the six months ended June 30, 2007, AHM accounted for approximately 19% of our consolidated revenue. On August 6, 2007, AHM announced that it had filed for protection from its creditors under Chapter 11 of the U.S. bankruptcy code. As of August 6, 2007, we had a receivable of approximately $3 million representing monthly premiums on loans that are serviced by AHM.
          AHM was our single largest customer in terms of production and contributed 26% of Primary NIW and 15% of Modified Pool NIW for the first six months of 2007. Based upon the bankruptcy announcement by AHM, we currently expect our NIW production to decrease for the remainder of 2007. We plan to closely monitor the AHM bankruptcy process in order to assess whether it will result in adverse impacts to other aspects of our business, although due to the recent timing of the AHM bankruptcy filing, we currently cannot predict the nature and materiality of any such adverse impacts.
          By actively seeking business with other lenders that meet our criteria, we are broadening our customer base in order to limit our lender concentration. While we will attempt to replace the production from AHM from an expansion of our customer base, we currently expect this will not be accomplished by the end of 2007. The loss of, a considerable reduction in business from or a decline in the quality of business from the other significant customer without a corresponding increase from other lenders would have an adverse effect on our short-term production and eventually on our long-term financial results.
Financial Position
          Total assets increased to $960 million at June 30, 2007, an annualized growth rate of 14% over December 31, 2006, with most of the growth in invested assets. Total liabilities increased to $366 million at June 30, 2007 from $325 million at December 31, 2006, primarily driven by the increase in reserves. This section identifies several items on our balance sheet that are important in the overall understanding of our financial position. These items include deferred policy acquisition costs, prepaid federal income tax and related deferred income taxes. The majority of our assets are in our investment portfolio. A separate Investment Portfolio section follows the Financial Position section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk.
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
          Our DAC models separate the costs capitalized and the amortization streams between transactions arising from structured bulk and flow delivery channels. Generally, structured bulk transactions have significantly lower acquisition costs associated with the production of the business and they also have a shorter original estimated policy life. We apply the dynamic adjustment to the structured bulk DAC models utilizing the same methodology. Net unamortized DAC relating to structured bulk transactions amounted to 7.6% of the total DAC on the balance sheet at June 30, 2007 compared to 7.3% at December 31, 2006.
          The following table shows the DAC asset for the three months and six months ended June 30, 2007 and 2006 and the effect of persistency on amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2007	2006	2007	2006

Balance — beginning of period	$35,035	$33,904	$35,143	$33,684
Costs capitalized	4,792	4,417	9,307	8,499

Amortization — normal	(4,542)	(3,988)	(9,036)	(7,837)
Amortization — dynamic adjustment	(128)	(130)	(257)	(143)

Total amortization	$(4,670)	$(4,118)	$(9,293)	$(7,980)

Balance — end of quarter	$35,157	$34,203	$35,157	$34,203

Annual Persistency			78.2%	72.1%

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
     Prepaid Federal Income Taxes and Deferred Income Taxes
          We purchase ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) to take advantage of a special contingency reserve deduction specific to mortgage guaranty companies. We record these bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that generally will become due in ten years when the contingency reserve is released, and the Tax and Loss Bonds mature. The proceeds from the maturity of the Tax and Loss Bonds are used to fund the income tax payments. Prepaid income taxes were approximately $170.1 million at June 30, 2007 compared to $166.9 million at December 31, 2006.
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
          The following table shows the growth and diversification of our investment portfolio:

	June 30, 2007		December 31, 2006
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed maturity securities:
U. S. government obligations	$11,779	1.8%	$11,842	1.9%
State and municipal bonds	592,103	87.8%	558,131	91.9%
Corporate bonds	14,152	2.1%	16,572	2.7%
Mortgage-backed bonds	—	0.0%	49	0.0%

Total fixed maturities	618,034	91.7%	586,594	96.6%
Equity securities	3,781	0.6%	10,417	1.7%

Total available-for-sale securities	621,815	92.3%	597,011	98.3%
Other investments	—	0.0%	5,000	0.8%
Short-term investments	52,384	7.7%	5,301	0.9%

	$674,199	100.0%	$607,312	100.0%

          We seek to provide liquidity in our investment portfolio through cash equivalent investments and through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity and duration in our investment portfolio consistent with our business outlook and the expected timing, direction, and degree of changes in interest rates. The increase in short-term investments at June 30, 2007 primarily reflects the initial investment of funds associated with the capitalization of our Canadian affiliate.

     We also manage risk and liquidity by limiting our exposure on individual securities. As shown below, no investment in the securities of any single issuer exceeded 1% of our total investment portfolio at June 30, 2007. The following table shows the ten largest exposures to an individual creditor in our investment portfolio as of June 30, 2007:

	June 30, 2007
	Carrying	% of Total
(dollars in thousands)	Value	Invested Assets

Name of Creditor / Issuer
City of Atlanta, Georgia Airport	$6,664	0.99%
Commonwealth of Massachusetts	6,488	0.96%
State of Connecticut	6,422	0.95%
Commonwealth of Pennsylvania	6,068	0.90%
Clark County School District	5,446	0.81%
Colorado Housing Authority	5,400	0.80%
State of Hawaii	5,352	0.79%
Indiana State Finance Authority	5,225	0.77%
Utah Transit Authority	5,066	0.75%
Ohio Housing Finance Authority	5,000	0.74%
     The following table shows the results of our investment portfolio for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2007	2006	2007	2006

Average investments at cost or amortized cost	$664,416	$561,456	$634,566	$553,304
Pre-tax net investment income	$7,673	$6,535	$15,022	$12,757
Pre-tax yield	4.6%	4.7%	4.7%	4.6%
Tax-equivalent yield-to-maturity	6.6%	6.7%	6.6%	6.7%
Pre-tax realized investment (losses) gains	$(3,867)	$772	$(3,105)	$1,672
     The small decline in the tax-equivalent yield-to-maturity for the quarter shown above reflects the impact of the maturity or call of higher yielding investments and the subsequent investment purchases at new money rates available, which were lower than that of our overall portfolio. We anticipate this trend to continue throughout the remainder of 2007.

     Unrealized Gains and Losses
          The following table summarizes by category our unrealized gains and losses in our securities portfolio at June 30, 2007:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value

Fixed maturity securities:
U. S. government obligations	$12,130	$3	$(354)	$11,779
State and municipal bonds	588,668	8,154	(4,719)	592,103
Corporate bonds	13,384	778	(10)	14,152
Mortgage-backed bonds	—	—	—	—

Subtotal, fixed maturities	614,182	8,935	(5,083)	618,034
Equity securities	3,744	70	(33)	3,781

Total securities	$617,926	$9,005	$(5,116)	$621,815

          These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. Of the gross unrealized losses on fixed maturity securities shown above, approximately $3.8 million related to bonds with a maturity date in excess of ten years. The largest unrealized loss on any individual security at June 30, 2007 was approximately $168,000 on a municipal bond with an amortized cost of $3.4 million. Gross unrealized gains and (losses) at June 30, 2006 were $8.9 million and $(5.3 million), respectively. All unrealized losses are not considered to be other-than-temporarily impaired as we have the intent and ability to hold such investments until they recover in value or mature.

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

	June 30, 2007		December 31, 2006
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed Maturities:
U.S. treasury and agency bonds	$11,779	1.9%	$11,842	2.0%
AAA	508,981	82.4	464,042	79.1
AA	62,518	10.1	72,051	12.3
A	22,742	3.7	25,054	4.3
BBB	8,835	1.4	10,782	1.8
BB	50	0.0	50	0.0
CC and lower	55	0.0	279	0.0
Not rated	3,074	0.5	2,494	0.4

Total fixed maturities	$618,034	100.0%	$586,594	100.0%

Equities:
Preferred stocks:
AA	$913	24.2%	$1,708	16.4%
A	2,240	59.2	2,035	19.5
BBB	628	16.6	1,132	10.9

	3,781	100.0	4,875	46.8
Common stocks	—	—	5,542	53.2

Total equities	$3,781	100.0%	$10,417	100.0%

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
          The entire $5.1 million of gross unrealized losses at June 30, 2007 had a fair value to cost or amortized cost ratio of greater than 90%. All unrealized losses are not considered to be other-than-temporarily impaired as we have the intent and ability to hold such investments until they recover in value or mature.
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
          In the second quarter of 2007, we wrote down as an other-than-temporary impairment our entire $5.0 million equity position in a non-public company providing structured credit derivatives to lenders and investment bankers that had previously shown as “Other investments”. For further discussion about this impairment, see Part II, Item 5 Other Information. Also in the second quarter, we liquidated our entire S&P 500 common stock portfolio recognizing a realized gain of approximately $1.2 million. In the first quarter of 2007, gains were realized from securities sold to provide funds for the capitalization of our Canadian subsidiary. Total write-downs for the first six months of 2007 totaled approximately $5.2 million with the most significant being the equity investment previously mentioned. The circumstances surrounding the recording of these impairments did not impact any other securities in our portfolio.
          In the first six months of 2006, we modified our common stock investment strategy from investing in individual stock positions to holding the common stock of those companies comprising the S&P 500 index. We recognized a realized gain of approximately $1.0 million from selling our existing common stock holdings to fund the acquisition of our S&P 500 index portfolio. We disposed of certain corporate bond holdings, realizing a gain of approximately $893,000, to fund this equity investment. We wrote down securities during first six months of 2006 recognizing a realized loss of $275,000.

Liquidity and Capital Resources
     Our sources of operating funds consist primarily of premiums written and investment income. Operating cash flow is applied primarily to the payment of claims, interest, expenses, and prepaid federal income taxes in the form of Tax and Loss Bonds.
     We generated positive cash flow from operating activities of $73.6 million in the first half of 2007 compared to $36.6 million for the first half of 2006. The increase reflects the strong growth in premiums collected and a substantial increase in non-cash expenses, primarily the reserve for losses. During the first quarter of 2006, purchases of properties, net of sales, as part of our loss mitigation strategy resulted in a cash outflow of $2.9 million compared to a cash inflow of $2.2 million in the first half of 2007. The amount of cash outflow from the purchase of properties during the first half of 2006 is reflective of the limited past use of the program, as the purchases outnumbered the sales during that time period.
     Positive cash flows are invested pending future payments of claims and expenses. Our business does not routinely require significant capital expenditures other than for enhancements to our computer systems and technological capabilities. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.
     On June 28, 2007, the Company entered into a three-year $80.0 million revolving unsecured credit facility with three domestic banks to provide short term liquidity for insurance operations and general corporate purposes. See Note 4 to the Consolidated Financial Statements for a more detailed description of this agreement.
     The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay the parent company. These restrictions, based on statutory accounting practices, require that dividends be paid only out of statutory earned surplus and limit the amount of dividends that may be paid without prior approval of the Illinois Insurance Department. There are no imposed restrictions or requirements for capital support arrangements between the parent company and Triad or its subsidiaries.
     We cede business to captive reinsurance affiliates of certain mortgage lenders (“captives”), primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds or letters of credit.
     Total stockholders’ equity increased to $597.9 million at June 30, 2007 from $570.2 million at December 31, 2006. This increase resulted primarily from net income for the first six months of 2007 of $32.6 million and additional paid-in-capital of $2.6 million resulting from share-based compensation to employees and the associated tax benefit, partially offset by a decrease in net unrealized gains on investments of $9.5 million.
     Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. The following table provides information regarding our statutory capital position at June 30, 2007, December 31, 2006 and June 30, 2006:

	June 30,	December 31,	June 30,
(dollars in millions)	2007	2006	2006

Statutory policyholders’ surplus	$102.9	$168.5	$154.7
Statutory contingency reserve	589.7	521.8	492.0

Total	$692.6	$690.3	$646.7

     The primary difference between statutory policyholders’ surplus and equity computed under generally accepted accounting principles is the statutory contingency reserve. Mortgage insurance companies are required to add to the contingency reserve an amount equal to 50% of calendar year earned premiums and retain the reserve for

10 years, even if the insurance is no longer in force. Therefore, a growing company such as Triad normally has an increase in its contingency reserve rather than in its statutory surplus. Additionally, in April of 2007, Triad paid a $30 million dividend which further reduced policyholders’ surplus.
     Triad’s ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad’s ability to write additional insurance. A number of states also generally limit Triad’s risk-to-capital ratio to 25-to-1. As of June 30, 2007, Triad’s risk-to-capital ratio was 16.0-to-1 as compared to 12.5-to-1 at December 31, 2006. The risk-to-capital ratio is calculated using net risk in force as the numerator and statutory capital as the denominator. Net risk in force accounts for risk ceded under reinsurance arrangements, including captive risk-sharing arrangements as well as any applicable stop-loss limits and deductible amounts.
     Triad is rated “AA” by both Standard & Poor’s Ratings Services and Fitch Ratings and “Aa3” by Moody’s Investors Service. S&P has not changed its “Stable” rating outlook for the U.S. private mortgage insurance industry that was issued in February of 2005. In June 2007, Fitch issued a “Stable” rating outlook for the U.S. private mortgage insurance industry. Currently, Fitch, S&P, and Moody’s all report a “Stable” ratings outlook for Triad. A reduction in Triad’s rating or outlook could adversely affect our operations.
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
     The Office of Federal Housing Enterprise Oversight (OFHEO) issued its risk-based capital rules for Fannie Mae and Freddie Mac in the first quarter of 2002. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties including a more preferential capital credit for insurance from a “AAA” rated private mortgage insurer than for insurance from a “AA” rated private mortgage insurer. The phase-in period for OFHEO’s risk-based capital rules is ten years. We do not believe the new risk-based capital rules had an adverse impact on our financial condition or operations through the first six months of 2007 or that these rules will have a significant adverse impact on our financial condition or operations in the future. However, if the risk-based capital rules result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, our operations and financial condition could be significantly impacted.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations
     On June 28, 2007, the Company entered into a three-year $80.0 million revolving unsecured credit facility with three domestic banks to provide short term liquidity for insurance operations and general corporate purposes. See Note 4 to the Consolidated Financial Statements for a more detailed description of this agreement.
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
▪	interest rates may increase or decrease from their current levels;

▪	housing prices may increase or decrease from their current levels;

▪	housing transactions requiring mortgage insurance may decrease for many reasons including changes in interest rates or economic conditions or alternative credit enhancement products;

▪	our market share may change as a result of changes in underwriting criteria or competitive products or rates;

▪	the amount of insurance written could be adversely affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of Freddie Mac and Fannie Mae (Government Sponsored Enterprises);

▪	our financial condition and competitive position could be affected by legislation or regulation impacting the mortgage guaranty industry or the Government Sponsored Entities, specifically, and the financial services industry in general;

▪	rating agencies may revise methodologies for determining our financial strength ratings and may revise or withdraw the assigned ratings at any time;

▪	decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings;

▪	the amount of insurance written and the growth in insurance in force or risk in force as well as our performance may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, mix and pricing of our products and services and our competitors;

▪	if we fail to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans;

▪	with consolidation occurring among mortgage lenders and our concentration of insurance in force generated through relationships with significant lender customers, our margins may be compressed and the loss of a significant customer or a change in their business practices affecting mortgage insurance may have an adverse effect on our earnings;

▪	our performance may be impacted by changes in the performance of the financial markets and general economic conditions;

▪	economic downturns in regions where our risk is more concentrated could have a particularly adverse effect on our financial condition and loss development;

▪	revisions in risk-based capital rules by the Office of Federal Housing Enterprise Oversight for Fannie Mae and Freddie Mac could severely limit our ability to compete against various types of credit protection counterparties, including “AAA” rated private mortgage insurers;

▪	changes in the eligibility guidelines of Fannie Mae or Freddie Mac could have an adverse effect on the Company;

▪	proposed regulation by the Department of Housing and Urban Development to exclude packages of real estate settlement services, which may include any required mortgage insurance premium paid at closing, from the anti-referral provisions of the Real Estate Settlement Procedures Act could adversely affect our earnings;

▪	our financial and competitive position could be affected by regulatory activity requiring changes to mortgage industry business practices, such as captive reinsurance.

▪	the performance of our international subsidiary, including changes in the economic, political, legal, regulatory and competitive environments and fluctuations in foreign currency exchange rates could impact our earnings.
     Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          The Company’s market risk exposures at June 30, 2007 have not materially changed from those identified in the Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
a)	We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 (Act) Rule 13a-15. Based on that evaluation, our management, including our CEO and CFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective. Disclosure controls and procedures include controls and procedures designed to ensure that management, including our CEO and CFO, is alerted to material information required to be disclosed in our filings under the Act so as to allow timely decisions regarding our disclosures. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

b)	There have been no changes in internal controls over financial reporting during the second quarter or first half of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings – None material, except for those previously disclosed.
Item 1A. Risk Factors
     Except for the following, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Illiquidity in the mortgage funding marketplace could have an adverse impact on borrowers’ ability to purchase or sell an existing home or to refinance an existing mortgage, which in turn could have a negative impact on new mortgage originations as well as our ability to mitigate claims leading to increased reserves, claims and ultimately to decreased earnings.
     Illiquidity in the mortgage funding marketplace could adversely impact borrowers’ ability to purchase or sell their homes or to refinance their existing mortgages. A common source of funding for many mortgage lenders is the sale of loans into the secondary mortgage market. Disruptions in the secondary market may impact liquidity in the marketplace. For example, recently, as valuations in the Sub Prime secondary market have collapsed due to increasing defaults and foreclosures in that specific market, funding through the secondary markets in general has become extremely difficult. This in turn could have a negative impact on the volume of new mortgage originations and thus new insurance written. The reduced availability of mortgage financing could also put downward pressure on home values which could result in increased defaults and a reduction in our ability to mitigate claims, leading to increased reserves and claims.
A decline in new insurance written in a year following higher volume years may result in reduced earnings.
     The majority of underwriting profit for each vintage year generally occurs in the early stages, with the largest portion of the underwriting profit realized in the first year. Subsequent years generally result in either modest profit or losses. This is the result of lower defaults and paid claims occurring in the first few years of each vintage year when premium revenue is highest, while subsequent years are affected by declining premium revenues and higher losses. Earnings during any reporting period are comprised of numerous vintage years at various stages of their expected lives. A significant decline in new insurance written in any one vintage year could impact the amount of underwriting profit that it contributes to that reporting period.
     The impact on earnings from a reduction in the volume of new insurance written will ultimately depend on a number of factors, including the magnitude of the year-over-year decline in volume. Other factors, such as higher persistency and a mix of business with higher average premiums, could have the effect of increasing revenue, while improvements in the economy could have the effect of reducing losses. Moreover, reduced earnings from lower volumes may be offset by decreases in expenses that are unrelated to claim or default activity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None
Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders was held on May 17, 2007. Shares entitled to vote at the Annual Meeting totaled 14,908,523 of which 13,482,644 shares were represented.
     The following nine directors were elected at the Annual Meeting. Shares voted for and authorized withheld for each nominee were as follows:

	Voted in	Shares
Election of Directors	Favor	Withheld

Glenn T. Austin, Jr.	13,178,074	304,570
Robert T. David	12,919,754	592,890
H. Lee Durham, Jr.	12,747,479	735,165
William T. Ratliff, III	13,007,183	475,461
Michael A. F. Roberts	13,039,641	443,003
Richard S. Swanson	13,176,878	305,766
Mark K. Tonnesen	13,005,768	476,876
David W. Whitehurst	13,006,734	475,910
Henry G. Williamson, Jr.	12,743,959	738,685
     Shareholders also voted to ratify the selection of Ernst & Young LLP as the independent registered public account firm for Triad Guaranty Inc. for 2007, as well as to approve the proposal to adopt the Triad Guaranty Inc. 2007 Key Executive Incentive Compensation Plan. These proposals were approved by the votes set forth in the following table:

	Voted	Voted	Shares
Other Proposals	in Favor	Against	Withheld

Ratification of the selection of Ernst & Young LLP as the independent registered public accounting firm for Triad Guaranty Inc. for 2007.	13,362,344	117,125	3,175
Approval of the proposal to adopt the Triad Guaranty Inc. 2007 Key Executive Incentive Compensation Plan	11,679,816	868,829	933,999

Item 5. Other Information
     On August 7, 2007, we concluded that a material impairment had taken place related to an equity investment (representing less than 1% of the Company’s invested assets at June 30, 2007) in a non-public company that provides structured credit derivatives to lenders and investment bankers. We reached this conclusion based upon the fact that the non-public company could not post sufficient additional collateral required by certain derivative contracts due to rapidly declining valuations of the underlying security. The company is currently seeking a capital support agreement from its other shareholders; however, we believe that our equity investment has been other-than-temporarily impaired. Accordingly, we recorded a pre-tax realized loss of $5 million, representing the full cost of our investment. This investment was initiated as part of a diversification strategy to investigate potential expansion of our lines of business. However, in order to limit our exposure to new lines of business, these types of investments were given a limited amount of capital — up to $5 million. There are no other investments made in pursuit of this strategy and we will not have any future charges or cash expenditures as a result of our decision to impair this investment.
     The Company’s investment had been reported in its financial statements under invested assets as “Other Investments”. We had previously announced quarterly earnings and filed a Form 8-K with our June quarterly earnings release on July 25, 2007. As a result of our subsequent determination of the other-than-temporary impairment of this investment, net income for both the quarter and six months ended June 30, 2007 was reduced by $3.25 million or $0.22 per diluted share from the previously announced amounts. This write-down and the associated effects have been reflected in our second quarter financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this Form 10-Q.
Item 6. Exhibits – See exhibit index on page 44.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIAD GUARANTY INC.
Date: May 9, 2007	/s/ Kenneth W. Jones
Kenneth W. Jones
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.47	Credit Agreement dated June 28, 2007

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.