Form 10-Q/A
period 2007-08-10
TRIAD GUARANTY INC
filed 2007-08-10
CIK 911631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 0-22342

_______________________

Triad Guaranty Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	56-1838519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 South Stratford Road
Winston-Salem, North Carolina	27104
(Address of principal executive offices)	(Zip Code)

(336) 723-1282
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Number of shares of Common Stock, par value $0.01 per share, outstanding as of August 3, 2007, was 14,920,108.

EXPLANATORY NOTE

This Form 10-Q/A (“Amendment No. 1”) amends the quarterly report of Triad Guaranty Inc. on Form 10-Q for the quarterly period ended June 30, 2007 (“2007 Second Quarter Form 10-Q”), filed with the Securities and Exchange Commission on August 9, 2007. The purpose of this amendment is to insert the correct date of August 9, 2007 on page 43 of the 2007 Second Quarter Form 10-Q Signature Page and replace the date erroneously included in the initial filing.

This revision had no effect on the financial statements previously supplied.

This Amendment No. 1 is limited in scope to the portion of the 2007 Second Quarter Form 10-Q set forth above and does not amend, update or change any other items or disclosures contained in the original 2007 Second Quarter Form 10-Q. This Amendment No. 1 continues to speak as of the date of the 2007 Second Quarter Form 10-Q, and does not reflect events occurring subsequent to the filing of such report or update or modify the disclosures therein in any way, other than as described above.

ORIGINAL SIGNATURE PAGE 43

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIAD GUARANTY INC.

Date: August 9, 2007

/s/ Kenneth W. Jones
Kenneth W. Jones
Senior Vice President and Chief Financial Officer

10-Q/A SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIAD GUARANTY INC.

Date: August 10, 2007

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

6