Form 10-Q
period 2007-09-30
TRIAD GUARANTY INC
filed 2007-11-09
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                      Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock, par value $0.01 per share, outstanding as of November 2, 2007, was 14,920,269.

TRIAD GUARANTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except per share data)	2007	2006
	(unaudited)	(audited)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $701,264 and $568,992)	$711,918	$586,594
Equity securities (cost: $3,494 and $9,530)	3,483	10,417
Other investments	—	5,000
Short-term investments	78,972	5,301

Total Invested assets	794,373	607,312

Cash and cash equivalents	30,617	38,609
Real estate acquired in claim settlement	12,566	10,170
Accrued investment income	9,373	8,054
Deferred policy acquisition costs	35,574	35,143
Prepaid federal income taxes	168,817	166,908
Property and equipment	10,574	7,678
Other assets	34,779	21,757

Total assets	$1,096,673	$895,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$200,455	$84,352
Unearned premiums	15,980	13,193
Amounts payable to reinsurers	6,373	5,909
Deferred income taxes	170,477	176,483
Revolving line of credit	80,000	—
Long-term debt	34,517	34,510
Accrued interest on debt	1,051	1,275
Accrued expenses and other liabilities	16,350	9,685

Total liabilities	525,203	325,407
Commitments and contingencies — Note 4
Stockholders’ equity:
Preferred stock, par value $0.01 per share -— authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share -— authorized 32,000,000 shares; issued and outstanding 14,920,269 shares at September 30, 2007 and 14,856,401 shares at December 31, 2006	149	149
Additional paid-in capital	108,654	104,981
Accumulated other comprehensive income, net of income tax liability of $3,725 at September 30, 2007 and $6,471 at December 31, 2006	12,091	12,018
Retained earnings	450,576	453,076

Total stockholders’ equity	571,470	570,224

Total liabilities and stockholders’ equity	$1,096,673	$895,631

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2007	2006	2007	2006

Revenue:
Premiums written:
Direct	$86,946	$65,828	$248,507	$186,101
Ceded	(14,391)	(11,925)	(40,081)	(34,498)

Net premiums written	72,555	53,903	208,426	151,603
Change in unearned premiums	(465)	174	(2,656)	1,031

Earned premiums	72,090	54,077	205,770	152,634

Net investment income	8,370	6,761	23,392	19,518
Net realized investment gains (losses)	85	(36)	(3,020)	1,636
Other income	2	3	6	6

	80,547	60,805	226,148	173,794

Losses and expenses:
Net losses and loss adjustment expenses	106,813	19,305	181,287	52,927
Interest expense on debt	1,161	693	2,548	2,080
Amortization of deferred policy acquisition costs	4,567	4,109	13,860	12,089
Other operating expenses (net of acquisition costs deferred)	11,686	9,279	32,733	26,288

	124,227	33,386	230,428	93,384

(Loss) income before income taxes (benefit)	(43,680)	27,419	(4,280)	80,410
Income taxes (benefit):
Current	(2,057)	979	1,468	2,930
Deferred	(9,774)	7,048	(3,248)	19,948

	(11,831)	8,027	(1,780)	22,878

Net (loss) income	$(31,849)	$19,392	$(2,500)	$57,532

(Loss) earnings per common and common equivalent share:
Basic	$(2.15)	$1.31	$(0.17)	$3.90

Diluted	$(2.15)	$1.30	$(0.17)	$3.86

Shares used in computing (loss) earnings per common and common equivalent share:
Basic	14,838,124	14,774,781	14,827,534	14,767,556

Diluted	14,838,124	14,923,102	14,827,534	14,899,940

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2007	2006

Operating activities
Net (loss) income	$(2,500)	$57,532
Adjustments to reconcile net income to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	118,890	8,012
Accrued expenses and other liabilities	6,665	(150)
Amounts due to reinsurer	464	1,028
Accrued investment income	(1,319)	(458)
Policy acquisition costs deferred	(14,291)	(13,086)
Amortization of deferred policy acquisition costs	13,860	12,089
Net realized investment losses (gains)	3,020	(1,636)
Provision for depreciation	1,740	1,879
Accretion of discount on investments	526	49
Deferred income taxes	(3,248)	19,948
Prepaid federal income taxes	(1,909)	(19,803)
Real estate acquired in claim settlement, net of write-downs	(2,396)	(2,261)
Accrued interest on debt	(224)	(691)
Other assets	(13,022)	(2,489)
Other operating activities	2,904	2,687

Net cash provided by operating activities	109,160	62,650

Investing activities
Securities available-for-sale:
Purchases — fixed maturities	(237,994)	(125,797)
Sales — fixed maturities	104,401	69,280
Maturities — fixed maturities	1,500	3,020
Purchases — equities	(55)	(4,772)
Sales — equities	7,338	3,131
Purchases of other investments	—	(5,000)
Net change in short-term investments	(73,671)	(1,227)
Purchases of property and equipment	(4,636)	(1,894)

Net cash used in investing activities	(203,117)	(63,259)

Financing activities
Borrowings on revolving line of credit, net	80,000	—
Excess tax benefits from share-based compensation	175	280
Proceeds from exercise of stock options	616	625

Net cash provided by financing activities	80,791	905

Foreign currency translation adjustment	5,174	—

Net change in cash and cash equivalents	(7,992)	296
Cash and cash equivalents at beginning of period	38,609	8,934

Cash and cash equivalents at end of period	$30,617	$9,230

Supplemental schedule of cash flow information
Cash paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$11,501	$24,438
Interest	2,765	2,765
See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
 (Unaudited)
1. The Company
          Triad Guaranty Inc. is a holding company that provides mortgage insurance coverage in the United States through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”). This allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market and protects lenders from credit default-related expenses. Triad Guaranty Inc. and its subsidiaries are collectively referred to as the “Company”.
2. Accounting Policies And Basis Of Presentation
     Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form 10-K for the year ended December 31, 2006 and quarterly reports on Form 10-Q filed during calendar year 2007.
     Income Taxes
          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed tax positions in its filed income tax returns. The only periods subject to examination for the Company’s federal returns are the 2003 through 2006 tax years. In January 2007, the Company received a final notice from the Internal Revenue Service stating that the examination of its 2004 tax return was completed and no changes were made to the Company’s reported tax. The Company believes that its income and deduction filing positions in the remaining open tax years would be sustained if subject to audit and does not anticipate any adjustments that will result in a material change in its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
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
          The Company chose the modified-prospective transition alternative in adopting SFAS 123(R). Under this transition method, compensation cost is recognized in financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption.
     Foreign Currency Translation
          The financial statements of the Company’s foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at an average exchange rate for the period. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income included in total stockholders’ equity.
Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands the required disclosures about fair value measurements. SFAS 157 will be effective for the Company beginning January 1, 2008 and is not expected to have a material impact on the Company’s financial position or results of operations.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which allows companies to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company beginning January 1, 2008. The Company does not expect to adopt the fair value option for reporting financial assets and liabilities in accordance with SFAS 159.
3. Consolidation
          The consolidated financial statements include the accounts of Triad Guaranty Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
4. Commitments and Contingencies
     Reinsurance
          Certain premiums and losses are ceded to other insurance companies under various reinsurance agreements, the majority of which are captive reinsurance agreements with affiliates of certain customers. Reinsurance contracts do not relieve Triad from its obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to Triad; consequently, allowances are established for amounts deemed uncollectible from reinsurers. Triad evaluates the financial condition of its reinsurers and monitors credit risk arising from similar geographic regions, activities, or economic characteristics of its reinsurers to minimize its exposure to significant losses from reinsurer insolvency.

     Insurance In Force, Dividend Restrictions, and Statutory Results
          Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at September 30, 2007, December 31, 2006 and September 30, 2006, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements, any applicable stop-loss limits and deductibles attributable to Modified Pool transactions. Triad’s ratio is as follows:

	September 30,	December 31,	September 30,
(dollars in thousands)	2007	2006	2006

Net risk	$11,741,160	$8,612,912	$8,065,064

Statutory capital and surplus	$33,883	$168,439	$157,934
Statutory contingency reserve	626,182	521,836	515,957

Total	$660,066	$690,275	$673,891

Risk-to-capital ratio	17.8 to 1	12.5 to 1	12.0 to 1

          In addition, Triad and its wholly-owned subsidiaries are each required under its respective domiciliary state’s insurance code to maintain a minimum level of statutory capital and surplus, regardless of the amount of mortgage guaranty insurance written. Triad, an Illinois domiciled insurer, is required under the Illinois Insurance Code (the “Code”) to maintain minimum statutory capital and surplus of $5 million. The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders, or (b) statutory net income for the calendar year preceding the date of the dividend.
          Net income as determined in accordance with statutory accounting practices was $1.7 million and $79.5 million for the nine months ended September 30, 2007 and 2006, respectively, and $88.3 million for the year ended December 31, 2006.
          The amount of Triad’s equity that can be paid out in dividends to the Company is equal to the amount of earned surplus on a statutory basis. Earned (deficit) surplus was $(49.8) million and $84.7 million at September 30, 2007 and December 31, 2006, respectively. On April 13, 2007, Triad paid a dividend of $30 million to its parent, Triad Guaranty Inc.
     Loss Reserves
          The Company establishes loss reserves to provide for the estimated costs of settling claims on loans reported in default and estimates of loans in default that are in the process of being reported to the Company as of the date of the financial statements. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. Amounts recoverable from the sale of properties acquired in lieu of foreclosure are considered in the determination of the reserve estimates. Loss reserves are established by management using historical experience and by making various assumptions and judgments about claim rates (frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default. The Company’s reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as default status, policy year, specific lenders and the number of months the policy has been in default, as well as whether the policies in default were underwritten through the flow channel or as part of a structured bulk transaction. The assumptions utilized in the calculation of the loss reserve estimate are continually reviewed, and as adjustments to the reserve become necessary, such adjustments are reflected in the financial statements in the periods in which the adjustments are made.
     Litigation
          A lawsuit was filed against Triad in January 2004 in the U.S. District Court for the Western District of Kentucky, Bowling Green Division, by Sally Broessel, on behalf of herself and all others similarly situated, alleging violations of the Fair Credit Reporting Act. An agreement to settle the lawsuit was reached on October 26, 2007 through mediation for an immaterial amount, subject to final court approval.
          On November 5, 2007, American Home Mortgage Investment Corp. and American Home Mortgage Servicing, Inc. filed a complaint against Triad Guaranty Insurance Corp. in the U.S. Bankruptcy Court for the District of Delaware. The plaintiffs are debtors and debtors in possession in Chapter 11 cases pending in the U.S. Bankruptcy Court. The lawsuit is an action for breach of contract and declaratory judgment. The basis for the complaint’s breach of contract action is the cancellation by us of our certification of American Home Mortgage’s coverage on 14 loans due to irregularities that we allegedly uncovered following the submission of claims for payment and that existed when American Home Mortgage originated the loans. The complaint alleges that our actions caused American Home Mortgage to suffer a combined net loss of not less than $1,132,105.51 and seeks monetary damages and a declaratory judgment. We expect to rescind additional loans originated by American Home Mortgage and we intend to contest the lawsuit vigorously.
     Credit Facility
          On June 28, 2007, the Company entered into a three-year $80.0 million revolving unsecured credit facility with three domestic banks to provide short-term liquidity for insurance operations and general corporate purposes. Under the credit agreement, the Company must maintain a minimum adjusted consolidated net worth level of $410.0 million at September 30, 2007, and must not exceed a risk-to-capital ratio threshold of 22-to-1. In addition, the agreement contains covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity and dispose of all or substantially all of its assets. At September 30, 2007, the Company was in compliance with all such covenants and had drawn down $80 million under the facility, all of which remained outstanding.
5. (Loss) Earnings Per Share (“EPS”)
          Basic and diluted EPS are based on the weighted-average daily number of shares outstanding. For the quarter and the nine months ended September 30, 2007, the basic and diluted EPS denominator are the same weighted-average daily number of shares outstanding. In computing diluted EPS, only potential common shares that are dilutive – those that reduce earnings per share or increase loss per share – are included. Exercise of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported. For the quarter and nine months ended September 30, 2006, the denominator includes the dilutive effect of stock options and unvested restricted stock on the weighted-average shares outstanding. The numerator used in basic EPS and diluted EPS is the same for all periods presented.
6. Comprehensive (Loss) Income
          Comprehensive (loss) income consists of net (loss) income and other comprehensive (loss) income. For the Company, other comprehensive (loss) income is composed of unrealized gains or losses on available-for-sale securities, net of income tax, and the gains or losses on the change in foreign currency translation. For the three months ended September 30, 2007 and 2006, the Company’s comprehensive (loss) income was ($24.3) million and $28.9 million, respectively. For the nine months ended September 30, 2007 and 2006, the Company’s comprehensive (loss) income was ($2.4) million and $58.3 million, respectively.
7. Income Taxes
          Income tax expense differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds.
8. Long-Term Stock Incentive Plan
          In May 2006, the Company’s stockholders approved the 2006 Long-Term Stock Incentive Plan (the “Plan”). Under the Plan, certain directors, officers, and key employees are eligible to receive various share-based compensation awards. Stock options, restricted stock, phantom stock rights and other equity awards may be awarded under the Plan for a fixed number of shares with a requirement for stock options granted to have an exercise price equal to or greater than the fair value of the shares at the date of grant. Generally, most awards vest over three years. Options granted under the Plan expire no later than ten years following the date of grant. As of September 30, 2007, 1,585,769 shares were reserved and 940,572 shares were available for issuance under the Plan. Gross compensation expense of approximately $1.1 million along with the related tax benefit of approximately $389,000 was recognized in the financial statements for the three months ended September 30, 2007, as compared to gross compensation expense of approximately $908,000 and the related tax benefit of approximately $317,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, approximately $475,000 and $421,000, respectively, of share-based compensation was capitalized as part of deferred acquisition costs.
          A summary of option activity under the Plan for the nine months ended September 30, 2007 is presented below:

		Weighted-	Aggregate	Weighted-Average
	Number of	Average	Intrinsic	Remaining
(dollars in thousands)	Shares	Exercise Price	Value	Contractual Term

Outstanding, January 1, 2007	564,712	$38.36
Granted	107,190	43.56
Exercised	22,937	26.87
Cancelled	3,768	45.06

Outstanding, September 30, 2007	645,197	39.60	$15	4.8 years

Exercisable, September 30, 2007	465,855	38.20	$15	3.3 years

          The fair value of stock options is estimated on the date of grant using a Black-Scholes pricing model. The weighted-average assumptions used for options granted during the nine months ended September 30, 2007 and 2006 are noted in the following table. The expected volatilities are based on volatility of the Company’s stock over the most recent historical period corresponding to the expected term of the options. The Company also uses historical data to estimate option exercise and employee terminations within the model; separate groups of employees with similar historical exercise and termination histories are considered separately for valuation purposes. The risk-free rates for the periods corresponding to the expected terms of the options are based on U.S. Treasury rates in effect on the dates of grant.

	September 30,		September 30,
	2007		2006

Expected volatility	31.7%		34.0%
Expected dividend yield	0.0%		0.0%
Expected term	5.0	years	5.0	years
Risk-free rate	4.5%		4.5%
          The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $15.74 and $16.28, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was approximately $470,000 and $839,000, respectively.

     A summary of restricted stock activity under the Plan for the nine months ended September 30, 2007 is presented below:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value

Outstanding, January 1, 2007	113,941	$46.41
Granted	49,202	43.72
Exercised	37,151	50.31
Cancelled	8,271	47.32

Outstanding, September 30, 2007	117,721	43.99

          The fair value of restricted stock is determined based on the closing price of the Company’s shares on the grant date. The weighted-average grant-date fair value of restricted stock granted during the nine months ended September 30, 2007 and 2006 was $43.72 and $45.50, respectively.
          As of September 30, 2007, there was $5.3 million of total unrecognized compensation expense related to nonvested stock options and restricted stock granted under the Plan. That expense is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of stock options and restricted stock vested during the nine months ended September 30, 2007 and 2006 was $3.9 million and $1.7 million, respectively.
          The Company issues new shares upon exercise of stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the Company’s consolidated financial condition, changes in financial position, and results of operations for the three months and nine months ended September 30, 2007 and 2006. This discussion supplements Management’s Discussion and Analysis in the Company’s Form 10-K for the year ended December 31, 2006, and should be read in conjunction with the interim financial statements and notes contained herein and in our quarterly reports on Form 10-Q filed during calendar year 2007.
          Certain of the statements contained herein, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to financial, economic, competitive, and legislative developments. These forward-looking statements are subject to change and uncertainty due to factors that are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of certain factors, including but not limited to the possibility of general economic and business conditions that are different than anticipated, legislative developments, changes in interest rates or the stock markets, and stronger than anticipated competitive activity, as well as the risk factors described in Item 1A of our Form 10-K for the year ended December 31, 2006 and the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements contained in this report. Additional risk factors are also described in Part II, Item 1A, “Risk Factors” of this report.
Overview
          Through our subsidiaries, we provide “Primary” and “Modified Pool” mortgage guaranty insurance coverage to residential mortgage lenders and investors as a credit-enhancement vehicle. We classify insurance as Primary in those instances where we are in the first loss position and the loan to value (“LTV”) is 80% or greater (with the LTV calculation determined when the loan is first insured). We classify all other insurance as Modified Pool. The majority of our Primary insurance is delivered through the flow channel, which is defined as loans originated by lenders and submitted to us on a loan-by-loan basis. We provide Modified Pool mortgage guaranty insurance to lenders and investors who seek additional default protection (typically secondary coverage or with respect to loans for which the individual borrower has greater than 20% equity), capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. These transactions are referred to as our structured bulk channel business. All of our Modified Pool insurance is delivered through the structured bulk channel, while approximately 16% of our Primary insurance was delivered through the structured bulk channel for the quarter ended September 30, 2007. We do not expect a significant amount of production of Modified Pool business or any further production of Primary Bulk business from the structured bulk channel for the foreseeable future.
          Our revenues principally consist of (a) initial and renewal earned premiums from flow business (net of reinsurance premiums ceded as part of our risk management strategies), (b) initial and renewal earned premiums from structured bulk transactions, and (c) investment income on invested assets. We also realize investment gains, net of investment losses, periodically as a source of revenue when the opportunity presents itself within the context of our overall investment strategy.
          Our expenses essentially consist of (a) amounts paid on claims submitted, (b) changes in reserves for estimated future claim payments on loans that are currently in default, (c) general and administrative costs of acquiring new business and servicing existing policies, (d) other general business expenses, and (e) income taxes.
          Our profitability depends largely on (a) the volume of business insured combined with the adequacy of our product pricing and underwriting discipline relative to the risks insured, (b) the conditions of the housing, mortgage and capital markets that have a direct impact on mitigation efforts, cure rates and ultimately the amount of claims paid, (c) the overall general state of the economy and job market, (d) persistency levels, (e) operating efficiencies, and (f) the level of investment yield, including realized gains and losses, on our investment portfolio.
          Persistency is an important metric in understanding our premium revenue. The longer a policy remains on our books, or “persists”, the greater the amount of revenue that we will derive from the policy from renewal premiums. We define persistency as the amount of insurance in force at the 12-month end of a financial reporting period as a percentage of the amount of insurance in force at the beginning of the period. Cancellations of policies originated during the past twelve months are not considered in our calculation of persistency. This method of calculating persistency may vary from that of other mortgage insurers. We believe that our calculation presents an accurate measure of the percentage of insurance in force remaining at the end of the 12-month measurement period. Cancellations result primarily from the borrower refinancing or selling insured mortgaged residential properties and, to a lesser degree, from the borrower achieving prescribed equity levels, at which point the lender no longer requires mortgage guaranty insurance.
          For a more detailed description of our industry and operations, refer to the “Business” section of our most recent annual report on Form 10-K.
          See “Update on Critical Accounting Policies and Estimates” and “Consolidated Results of Operations” below for a discussion of recent developments in the mortgage industry that have had a material adverse effect on our business and the operations of mortgage insurers in general.
Update on Critical Accounting Policies and Estimates
          Our annual report on Form 10-K for the year ended December 31, 2006 describes the accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. These critical accounting policies relate to the assumptions and judgments utilized in establishing the reserve for losses and loss adjustment expenses (“LAE”), determining if declines in fair values of investments are other than temporary, and establishing appropriate initial amortization schedules for deferred policy acquisition costs (“DAC”) and subsequent adjustments to that amortization.
          We believe that these continue to be the critical accounting policies applicable to the Company and that these policies were applied in a consistent manner during the first nine months of 2007. In our annual report on Form 10-K, we provided a sensitivity analysis of the impact that a 10% increase or decrease in the frequency or severity factors utilized in our reserve model would have on our pre-tax income. At December 31, 2006, we stated that a 10% increase or decrease in frequency or severity is reasonably likely based on potential changes in future economic conditions and past experience. We raised the frequency factor by approximately 5% during the first quarter of 2007 and marginally in the second quarter. The rapidly changing housing market, especially in the third quarter of 2007, has rendered estimates regarding the frequency factor insufficient. In response to recent declines in home prices and general market events, and the resulting impact on cure rates and increased defaults, we increased the frequency factor by approximately 15% in the third quarter. We have increased the severity factor utilized in the loss reserve model for sensitivity analysis only slightly since December 31, 2006, following an increase of approximately 10% in the fourth quarter of 2006.
          The most significant assumptions utilized in setting the frequency factor are unemployment and home prices. Through September 30, 2007, we have not had any sudden large or prolonged increases in the unemployment rate. We believe that the frequency and severity factors are strongly correlated and that future economic events, such as a significant or sudden increase in the unemployment rate or continued declines in home prices, could further negatively impact both of these factors.

Consolidated Results of Operations
          Following is selected financial information for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended			Nine Months Ended
(dollars in thousands, except	September 30,			September 30,
per share data)	2007	2006	% Change	2007	2006	% Change

Earned premiums	$72,090	$54,077	33%	$205,770	$152,634	35%
Net losses and loss adjustment expenses	106,813	19,305	453	181,287	52,927	243
Net (loss) income	(31,849)	19,392	(264)	(2,500)	57,532	(104)
Diluted (loss) earnings per share	$(2.15)	$1.30	(265)	$(0.17)	$3.86	(104)
          The earnings per share denominator used in calculating diluted loss per share for the three months ended September 30, 2007 shown above excludes exercise of options and unvested restricted stock, which is appropriate when a loss from operations is being reported or the result would otherwise be antidilutive. The denominator used in calculating diluted loss per share as reported in our press release dated October 24, 2007 included exercise of options and unvested restricted stock and accordingly was $0.02 lower than shown above.
          A substantial increase in the reserve for losses and LAE in the third quarter drove our net loss for the third quarter. The increase in the reserves was precipitated by the growth in the number of reported loans in default, an increase in the frequency factor utilized in the reserve model dictated by a declining cure rate, and the change in the characteristics of the loans entering the default pool, with new defaults having substantially higher average risk per loan than a year ago. These factors have been especially evident in our (i) soft markets (California, Florida, Arizona and Nevada), (ii) Primary bulk business written in 2007, which is showing a significant amount of early payment defaults and has a significant amount of high LTV loans, and (iii) recent Modified Pool business, which also has exhibited a significant amount of early payment defaults. Notably, our soft market states had an average risk in default more than twice our national average at September 30, 2007. Approximately $43 million of the $78 million third quarter reserve increase was attributable to the soft market states. Further, our 2006 and 2007 vintage years contributed $59 million to the increased reserve, reflecting higher default rates and average loan amounts. Moreover, 58% of current defaults relate to business written less than 24 months ago, with 21% relating to business written in the last 12 months.
          Net losses and LAE for the quarter ended September 30, 2007 increased $87.5 million compared to the same period a year earlier. In the third quarter of 2007, we experienced a 62% increase over the third quarter of 2006 in the number of loans in default for which we provide a reserve, as well as a 43% increase in the average risk in default on those loans, which contributed to the significant increase in reserves. Year-to-date, total incurred losses increased $128.4 million compared to the first nine months of 2006. In addition to the substantial increase in reserves, there was also substantial growth of paid losses in both total dollars and the average paid loss severity. Paid losses of $28.5 million for the third quarter of 2007 were up $14.9 million, or 109%, compared to the quarter ended September 30, 2006. Average paid loss severity was $37,700 and $33,300, respectively, for the third quarter and the first nine months of 2007, compared to $25,300 and $25,200, respectively, for the comparable periods of 2006. The increase in average paid severity is primarily the result of a higher percentage of claims from the more recent vintage years, which reflect larger loan balances.
          Earned premiums for the third quarter and first nine months of 2007 grew significantly when compared to the same time periods of 2006, principally due to growth in Primary insurance in force. Increased persistency has more than offset both a slight sequential drop in New Insurance Written (“NIW”) and the growth in insurance in force during the third quarter of 2007 following three consecutive quarters of strong NIW growth.
          We describe our results in greater detail in the discussions that follow. The information is presented in four categories: Production, Insurance and Risk in Force, Revenues, and Losses and Expenses.

Production
          The table below represents a summary of NIW for the third quarter and the first nine months of 2007 and 2006, broken out between Primary and Modified Pool:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change

Primary insurance written:
Flow	$3,720	$2,844	31%	$13,181	$7,350	79%
Structured bulk	694	436	59	3,723	822	353

Total Primary insurance written	$4,414	$3,280	35	$16,904	$8,172	107
Modified Pool insurance written	—	2,956	(100)	3,331	10,542	(68)

Total insurance written	$4,414	$6,236	(29)%	$20,235	$18,714	8%

          According to estimates published by Fannie Mae, the overall mortgage loan origination market for the third quarter of 2007 declined approximately 20% from the third quarter of 2006, and approximately 7% for the first nine months of 2007 as compared to the first nine months of 2006. The housing market continued to slow throughout 2007, as evidenced by reduced sales of new and existing homes and near record high levels of unsold inventories in many markets. A significant contributor to the decline in mortgage originations in the third quarter was the liquidity crisis that developed in the secondary markets, which prevented many mortgage originators from selling their loans in the secondary markets. This development contributed to the failure of several large national lenders and has negatively altered the outlook for mortgage originations by almost all lenders for the remainder of 2007 and for the foreseeable future.
          Many lenders have significantly reduced their emphasis on simultaneous seconds or “piggyback” mortgage products, which has created an opportunity for increased penetration of mortgage insurance in loan originations. However, an increase in the number of high LTV loans, especially those greater than 95%, has offset these positive developments. These products present a higher level of risk as home values have declined, especially in the soft market areas where home values have declined at a more rapid pace. Evidence exists that important positive changes in the market are emerging, including the development of a more stringent and pragmatic underwriting environment. We remain cautious about loans with higher LTVs, and have further tightened our underwriting guidelines to help limit our exposure to them, especially in the soft markets that have experienced the greatest decline in home prices. We are reducing our dependence on certain significant customers and are expanding existing relationships with customers that we believe share our focus on quality. Our enhanced quality standards will cause us to forgo some volume opportunities. However, the reduced volume will enable us to marshal our capital against what we believe to be the most profitable opportunities.
          The increase in Primary NIW in the third quarter and first nine months of 2007 compared to the same periods of 2006 reflects the general increase in mortgage insurance penetration in the flow channel noted above. NIW in the flow channel increased $876 million and $5.8 billion, respectively, for the third quarter and first nine months of 2007 compared to the same periods in 2006. While there was an increase in Primary NIW for the nine months ended September 30, 2007, we believe it is unlikely that this trend will continue in the last quarter of 2007 for the reasons described below:
•
American Home Mortgage Corp. (“AHM”) was our single largest customer for the first six months of 2007, comprising 34% of our Primary flow production and contributing 26% of Primary NIW and 15% of Modified Pool NIW. AHM filed for protection under Chapter 11 of the U.S. Bankruptcy Code during the third quarter and, as a result, we received extremely limited production from AHM during the third quarter of 2007 and anticipate no further business from AHM. The AHM bankruptcy, coupled with contractions in personnel and a reduction in estimated production for the reminder of 2007 by two of our other large lender customers due to the unsettled nature of the mortgage marketplace, negatively impacted production for the third quarter of 2007. We expect that we will see further reductions in production in the fourth quarter of 2007 and likely into 2008.

•
We discontinued a special lender-paid program at the end of the second quarter that had been responsible for approximately $600 million of NIW per quarter for each of the first two quarters of 2007 and the last quarter of 2006.

•
For the three month and nine month periods ended September 30, 2007, our exposure to loans with LTV of greater than 95% represented 37.4% and 33.1%, respectively, of Primary NIW. As noted above, we are reducing the risk in our portfolio through tightened underwriting guidelines and are limiting our exposure to loans with LTV of greater than 95%. Our renewed focus on quality through tightened underwriting guidelines has resulted, and we expect will continue to result, in the elimination of certain mortgage lenders with which we had historically done business.

•
At September 30, 2007, our risk to capital ratio stood at 17.8-to-1 compared to 12.5-to-1 at December 31, 2006. The maximum risk to capital ratio permitted by most states is 25.0-to-1. In addition, we are subject to a maximum risk to capital ratio of 22.1-to-1 under our $80 million credit facility. Our risk to capital ratio has been increasing over the last several quarters, partially as the result of operating losses during the third quarter of 2007. In order to manage our risk to capital ratio in this environment, we are carefully monitoring the writing of new business and allocating our capital against what we believe to be the most promising opportunities. This allocation is expected to further limit the amount of future production.

          Bulk insurance is a term that describes Primary and supplemental mortgage insurance written for a large package of loans that is then securitized in the secondary market. Mortgage insurance provides loss protection to the issuer and thus increases the credit rating and pricing of the securitization. In the Primary bulk channel, we booked $694 million of NIW during the quarter, ending a forward commitment created in the fourth quarter of 2006. We recorded $3.7 billion of NIW for the first nine months of 2007, much of which was attributable to the same forward contract entered into in 2006. Most of the loans contained in the forward contract were loans with LTVs greater than 95%. These loans represent the majority of the increase in greater than 95% LTV lending during the third quarter and the nine months ended September 30, 2007. We do not expect any further production in the Primary bulk channel for the foreseeable future.
          Structured bulk transactions, which include both Primary and Modified Pool, are likely to vary significantly from period to period due to (a) the limited number of transactions occurring in this market, (b) the larger size of such transactions compared with Primary insurance, (c) the level of competition from other mortgage insurers, (d) the relative attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancement, and (e) the changing loan composition and underwriting criteria of the market. During the third quarter of 2007, we viewed the structured bulk market as unsettled, with a wide variety of products and a lack of clear direction in spreads and pricing. In this environment, we chose to decrease our participation in structured bulk transactions during the quarter ended September 30, 2007. We do not expect a significant amount of production of Modified Pool NIW for the foreseeable future.

          The following table provides estimates of our national market share of net NIW, using industry definitions, through our flow and structured bulk channels based on information available from Mortgage Insurance Companies of America (“MICA”) and other public sources for the three months and nine months ended September 30, 2007 and 2006, respectively:
               Market Share by Channel

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Flow channel	4.5%	6.0%	6.5%	5.7%
Structured bulk channel	4.9%	17.5%	10.9%	16.5%
Total	4.6%	9.4%	7.5%	9.4%
          Our total market share declined in the third quarter and for the first nine months of 2007 due primarily to our decision to stay out of the structured bulk market and, with respect to the first nine months of 2007, the variability of structured bulk transactions due to the factors described above. In addition, our flow market share declined in the third quarter due to the termination of two lender paid programs and the termination of production from AHM, our largest customer in this channel, which filed for bankruptcy protection during the third quarter.
          As part of our overall risk management, we monitor various risk characteristics in both our Primary and Modified Pool NIW. The following three tables detail certain risk characteristics - credit quality, loan type and LTV — of our Primary NIW during the respective periods.
          One of the risk characteristics that we pay particular attention to is credit quality. We have defined Alt-A as individual loans having FICO scores greater than 619 and that have been underwritten with reduced or no documentation. We have defined A-Minus loans as those having FICO scores greater than 574, but less than 620. We have defined sub prime loans as those with credit scores less than 575. The following table summarizes the credit quality characteristics of our Primary NIW production during the third quarter and the first nine months of 2007 and 2006:
               Credit Quality of Primary NIW

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Prime	75.3%	66.5%	63.7%	68.2%
Alt-A	20.4%	31.2%	33.0%	29.6%
A-Minus	3.8%	2.0%	2.9%	2.0%
Sub Prime	0.5%	0.3%	0.4%	0.2%

Total	100.0%	100.0%	100.0%	100.0%

          The changes in the percentage makeup of the credit quality of Primary NIW for the third quarter and first nine months of 2007 compared to the same periods of 2006 reflect in part the greater impact of the structured bulk transactions classified as Primary NIW.

          The following table summarizes the loan type characteristics of our Primary NIW production for the third quarter and the first nine months of 2007 and 2006. The increase in loans with fixed rates reflects the conversion of ARM products to more stable fixed loan products during the third quarter.
               Loan Type of Primary NIW

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Fixed	77.9%	54.0%	60.9%	57.2%
ARM (positive amortization)	17.1%	19.1%	21.2%	15.8%
ARM (potential negative amortization)	5.0%	26.9%	17.9%	27.0%

Total	100.0%	100.0%	100.0%	100.0%

          Adjustable rate mortgages that include a feature allowing for a Potential Negative Amortization Mortgage (“PNAM”) declined significantly in the third quarter of 2007. An inherent risk in this product is the scheduled milestone in which the borrower must begin making amortizing payments. These payments can be substantially greater than the minimum payments required for the first five years. While most of these PNAM loans have interest rates that will reset on an annual basis, these loans do not have scheduled payment increases until later years, so the borrower has not been required to make an increased payment or to refinance, adding uncertainty and potential risk to this product. We limited our exposure to PNAM loans by reducing the number of PNAM loans for which we provide insurance in the third quarter of 2007.
          Another risk characteristic that we consider in our underwriting guidelines is the LTV of the loan. The following table summarizes the percentage of our Primary production by LTV during the third quarter and the first nine months of 2007 and 2006:
               Loan to Value of Primary NIW

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Greater than 95%	37.4%	20.7%	40.4%	15.1%
90.01% to 95.00%	23.1%	23.3%	28.7%	23.3%
90.00% and below	39.5%	56.0%	30.9%	61.6%

Total	100.0%	100.0%	100.0%	100.0%

          The above table indicates an increase in the Primary production of NIW on loans with LTV greater than 95%. These loans are coming from both the flow and bulk channels. Many of the greater than 95% loans are the result of lenders turning away from “piggyback” or simultaneous second mortgages in favor of a loan product that has a higher LTV ratio. Although we began to limit production of the greater than 95% LTV loans from the flow channel during the third quarter, we do not expect to see the full impact of the reduced production of these types of loans until the fourth quarter of 2007 and into 2008. The majority of Primary bulk transactions that were included in 2007 NIW consisted of loans that were greater than 95% LTV, which impacted the overall Primary stratifications by LTV as shown above and were the result of the forward contract entered into in 2006 discussed earlier in this report.
          The risk characteristics of Modified Pool NIW are also monitored closely. Almost all of the recent Modified Pool NIW has been in the Alt-A credit quality classification over the last two years. The risk associated with our Modified Pool NIW certificates differs from Primary NIW in that Modified Pool structures in which we participate generally include either loans that have Primary coverage by other insurers in front of our risk or loans that are originally written with a LTV lower than 80%. The 2006 and early 2007 structured bulk transactions that are classified as Modified Pool, while similar in many risk characteristics when compared to earlier years, have exhibited an earlier and greater default pattern in the early stages of development.
Insurance and Risk in Force
          The following table provides detail on our direct insurance in force at September 30, 2007 and 2006:
               Direct Insurance in Force

	September 30,
(dollars in millions)	2007	2006	% Change

Primary insurance:
Flow primary insurance	$40,610	$31,012	31%
Structured bulk insurance	4,700	1,094	330

Total Primary insurance	45,310	32,106	41

Modified pool insurance	22,737	21,779	4

Total insurance	$68,047	$53,885	26%

          Our Primary insurance in force at September 30, 2007 grew from September 30, 2006 as a result of strong production and improved persistency rates. Primary insurance persistency improved to 79.1% at September 30, 2007 compared to 75.3% at September 30, 2006. We anticipate that persistency rates will continue near current levels or increase moderately throughout the remainder of 2007 based upon the uncertainty surrounding the existing housing and mortgage markets. Over the past year, we have experienced a significant amount of growth in Primary direct insurance in force, which is due in part to an increase in structured bulk production. As noted above, we do not expect any further production in the Primary bulk line for the foreseeable future.
          The following tables provide information on selected risk characteristics of our business based on risk in force at September 30, 2007 and 2006. Risk in force is the total amount of coverage for which we are at risk under our certificates of insurance. The following is a list of indicators of increased risk that are present in our risk in force.
•	A decline in the percentage of business with prime credit quality;

•	An increase in the percentage of Alt-A business;

•	An increase in Primary LTV greater than 95%;

•	An increase in PNAM loan types;

•	An increase in condominium property types;

•	A decline in Primary residence occupancy status; and

•	A growing percentage of loans in excess of $500,000.

Risk in Force(1)

	Primary		Modified Pool
	September 30,		September 30,
(dollars in millions)	2007	2006	2007	2006

Direct Risk in Force	$11,871	$8,128	$922	$837
Net Risk In Force	10,933	7,321	807	743

Credit Quality:
Prime	73.5%	81.2%	27.8%	30.8%
Alt-A	22.8	14.5	71.4	68.1
A-Minus	3.2	3.6	0.7	0.9
Sub Prime	0.5	0.7	0.1	0.2

Total	100.0%	100.0%	100.0%	100.0%

LTV:
Greater than 95%	25.2%	16.1%	—%	—%
90.01% to 95.00%	69.2	77.4	0.9	0.9
90.00% and below	5.6	6.5	99.1	99.1

Total	100.0%	100.0%	100.0%	100.0%

Loan Type:
Fixed	66.8%	71.0%	26.7%	32.1%
ARM (positive amortization)	19.9	19.4	60.1	56.1
ARM (potential negative amortization)	13.3	9.6	13.2	11.8

Total	100.0%	100.0%	100.0%	100.0%

Property Type:
Condominium	10.4%	9.2%	9.3%	7.3%
Other (principally single-family detached)	89.6	90.8	90.7	92.7

Total	100.0%	100.0%	100.0%	100.0%

Occupancy Status:
Primary residence	87.6%	89.7%	73.6%	73.7%
Secondary home	7.9	7.0	6.2	6.0
Non-owner occupied	4.5	3.3	20.2	20.3

Total	100.0%	100.0%	100.0%	100.0%

Mortgage Amount:
$0 - $50,000	1.1%	1.4%	0.3%	0.5%
$51,000 - $100,000	11.2	14.6	3.5	4.4
$100,001 - $250,000	54.9	60.0	39.6	43.6
$250,001 - $500,000	28.4	21.7	42.7	40.8
Over $500,000	4.4	2.3	13.9	10.7

Total	100.0%	100.0%	100.0%	100.0%

(1)	Percentages represent distribution of direct risk in force on a per policy basis and do not account for applicable stop-loss amounts or deductibles on Modified Pool.
          The above table reflects that certain indicators of increased risk continue to grow as a percentage of our risk in force, consistent with a general shift to these products and risk characteristics in the overall mortgage industry. While we have limited our exposure to certain sectors in the marketplace such as sub prime and second mortgages, our portfolio contains an increased exposure to Alt-A loans as well as ARMs subject to PNAM. As discussed earlier in this report, PNAM loans contain an additional future risk when scheduled positive amortization is required in later years. We also have experienced a significant increase in the size of the mortgages for which we are providing coverage. Loans over $500,000 totaled 11.2% of total Primary risk in force at September 30, 2007 compared to 2.3% at September 30, 2006. Loans over $500,000 also totaled 13.9% of total Modified Pool risk in force at September 30,

2007 compared to 10.7% at September 30, 2006. In addition, the increase in loans with LTVs greater than 95%, which historically produced higher default rates, has increased our risk.
          Due to the recent significant growth in our production and the amount of refinancing that took place in 2002 through 2005 that caused much of our earlier vintage years to lapse, our insurance portfolio remains relatively unseasoned, having a weighted average life of 2.4 years at September 30, 2007 compared to 2.3 years at December 31, 2006. The following table shows direct risk in force as of September 30, 2007 by year of loan origination.

	Primary		Modified Pool *
	September 30, 2007		September 30, 2007
	Direct Risk in		Direct Risk in
(dollars in millions)	Force	Percent	Force	Percent

2002 and before	$712.2	6.0%	$44.4	5.5%
2003	1,222.7	10.3	117.0	14.5
2004	1,187.1	10.0	130.7	16.2
2005	1,709.4	14.4	231.6	28.7
2006	2,789.6	23.5	253.4	31.4
2007	4,249.7	35.8	29.9	3.7

Total	$11,870.8	100.0%	$807.0	100.0%

*	For Modified Pool, the Direct Risk in Force is calculated utilizing the particular stop-loss limits and deductibles within each specific structure
          As noted above, approximately 60% of the Primary and 35% of the Modified Pool risk in force has been generated in 2006 and 2007. This is the result of increased production in the number of certificates and an increase in the size of the loans during these periods. The 2006 and 2007 vintage years have so far exhibited higher default rates than we have historically experienced from preceding vintage years. For additional information regarding these vintage years, see “Losses and Expenses,” below.
          We also offer mortgage insurance structures designed to allow lenders to share in the risks of such insurance. One such structure is our captive reinsurance program under which reinsurance companies that are affiliates of the lenders assume a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. Under the captive reinsurance program, the risk held by the captive is supported by assets held in trust with Triad as the beneficiary. At September 30, 2007, we had $185 million in captive reinsurance trust balances supporting the risk transferred to captives, helping to limit our loss exposure. Approximately 58% of our Primary flow insurance in force at September 30, 2007 was subject to these captive arrangements compared to approximately 63% at September 30, 2006. The decline of the Primary flow insurance in force that was subject to captive reinsurance arrangements at September 30, 2007 compared to September 30, 2006 resulted from two of our larger lender customers moving to a lender-paid product that does not qualify for captive participation. The portion of our total direct insurance in force that was subject to captive reinsurance at September 30, 2007 declined compared to September 30, 2006. This decline reflects both the shift to lender-paid products described above as well as the fact that a greater portion of our insurance in force at September 30, 2007 consisted of Modified Pool or Primary Bulk insurance in force, both of which are written through the structured bulk channel and are not subject to captive reinsurance arrangements.
          During the third quarter of 2007, four relatively small captive reinsurers breached individual vintage year layers for incurred losses, which resulted in the ceding of reserves of approximately $0.5 million. If the current default and paid claim trends continue, we expect other vintage year layers and other captives to reach the attachment points on both incurred losses and paid claims, especially the 2006 and 2007 vintage years that have experienced a higher default rate at a faster pace than we have seen historically.

     Revenues
          A summary of the significant individual components of our revenue for the third quarter and the first nine months of 2007 and 2006 follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2007	2006	% Change	2007	2006	% Change

Direct premium written	$86,946	$65,828	32%	$248,507	$186,101	34%
Ceded premium written	(14,391)	(11,925)	21	(40,081)	(34,498)	16

Net premium written	72,555	53,903	35	208,426	151,603	37
Change in unearned premiums	(465)	174	(367)	(2,656)	1,031	(358)

Earned premiums	$72,090	$54,077	33%	$205,770	$152,634	35%

Net investment income	$8,370	$6,761	24%	$23,392	$19,518	20%

Total revenues	$80,547	$60,805	32%	$226,148	$173,794	30%
          Our direct premium written for the third quarter and first nine months of 2007 grew substantially compared to the comparable periods of 2006 as a result of increases in insurance in force during 2007 and average basis points earned attributable to an increase in risk characteristics in the portfolio. Primary insurance in force at September 30, 2007 increased 41% compared to September 30, 2006 while Modified Pool insurance in force increased 4% for the same period. Overall annual persistency was 80.1% at September 30, 2007 compared to 75.1% at September 30, 2006. Increased persistency has a positive effect on insurance in force. The average basis points earned for the first nine months also grew by approximately 5% compared to the nine months ended September 30, 2006. The increase in average basis points reflects the changes in the risk profile as detailed earlier under “Insurance and Risk in Force”. The average basis points earned is expected to increase slightly as mortgages containing increased risk characteristics from recent vintage years comprise a greater percentage of our risk in force.
          Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captive as well as non-captive reinsurance companies. The growth in ceded premium written in the third quarter and the first nine months of 2007 over the same periods of 2006 was not as large as the growth in direct premium written in the same periods, because a larger percentage of direct premiums written were not subject to captive reinsurance arrangements.
          Net investment income increased for the third quarter and the first nine months of 2007 as compared to the comparable periods in 2006, due primarily to growth in invested assets, partially offset by declines in portfolio yields. Average invested assets at cost or amortized cost for the third quarter of 2007 grew by 24.2% compared to the third quarter of 2006 and grew 22.1% year-to-date compared to the first nine months of 2006 as a result of the investment of cash flows from operations for the past year. Our investment portfolio tax-equivalent yield was 6.49% at September 30, 2007 compared to 6.69% at September 30, 2006. We anticipate a continuing decline in the overall portfolio tax-equivalent yield as current interest rates are still below our average portfolio rate. See “Investment Portfolio” for further discussion in this report.

     Losses and Expenses
          A summary of the individual components of losses and expenses for the three months and nine months ended September 30, 2007 and 2006 follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2007	2006	% Change	2007	2006	% Change

Net losses and loss adjustment expenses	$106,813	$19,305	453%	$181,287	$52,927	243%
Amortization of deferred policy acquisition costs	4,567	4,109	11	13,860	12,089	15
Other operating expenses (net of acquisition costs deferred)	11,686	9,279	26	32,733	26,288	25

Loss ratio	148.2%	35.7%	315	88.1%	34.7%	154
Expense ratio	22.4%	24.8%	(10)	22.4%	25.3%	(11)
Combined ratio	170.6%	60.5%	182	110.5%	60.0%	84
          Net losses and LAE are comprised of both paid losses and the increase in the loss and LAE reserve during the period. Net losses and LAE for the third quarter and first nine months of 2007 increased significantly over the same time periods of 2006 primarily due to an increase in the reserve. The reserve increase reflects both an increase in the number of loans in default and an increase in the average risk per loan on the loans that were in default at September 30, 2007. As mentioned previously under “Critical Accounting Policies”, we increased the frequency factor utilized in the calculation of the reserve, which also impacted the size of the reserve increase. We experienced a significant increase in the dollar amount of paid claims reflecting an increase in both the number of claims and the average severity on the paid claims.
          The following table provides detail on the dollar amount and number of paid claims for our Primary and Modified Pool insurance for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2007	2006	% Change	2007	2006	% Change

Paid claims:
Primary insurance	$23,058	$13,016	77%	$56,192	$39,823	41%
Modified Pool insurance	5,413	603	798	8,080	2,611	209

Total	$28,471	$13,619		$64,272	$42,434

Number of claims paid:
Primary insurance	625	506	24%	1,691	1,535	10%
Modified Pool insurance	131	32	309	237	147	61

Total	756	538	41%	1,928	1,682	15%

          The increase in the number of paid claims reflects to an extent the growth in our insurance in force and the ongoing seasoning of our portfolio. However, the significant increase in paid claims also reflects the general decline in home prices and increased foreclosures. The amount of paid losses in the third quarter of 2007 increased 58% compared to the second quarter of 2007 while the actual number of paid losses increased 28%, reflecting a 24% increase in average severity on paid claims (the total amount paid divided by the number of claims paid). A significant amount of the paid claims relate to business written in recent vintage years, which carries higher loan balances and has been characterized by a decline in mitigation opportunities through the default and claim process.
          The following table shows the average loan size and risk in force per policy by vintage year. As each of the more recent vintage years season and enter the period of peak defaults, the amount of risk per default and, ultimately, the amount of paid claims as well as the average paid claim is expected to increase.

	Primary		Modified Pool
	Average	Average	Average	Average
	Loan Size	Insured Risk	Loan Size	Insured Risk

Vintage Year
2002 and Prior	$106,770	$26,934	$81,265	$26,375
2003	120,197	28,799	146,529	43,181
2004	133,189	35,117	151,475	44,891
2005	157,210	40,757	179,041	58,198
2006	207,291	53,468	260,263	69,258
2007	212,090	58,261	270,853	79,024

Overall Average	$168,012	$44,018	$208,343	$60,874
     As shown in the chart below, average severity on paid claims remained relatively flat during the first three quarters of 2006, but increased significantly in the fourth quarter of 2006 and again in the first quarter of 2007, primarily due to growth in the amount of risk in force on paid claims on loans with larger loan amounts. Although the average paid severity remained relatively flat in the second quarter of 2007, we experienced a significant increase in severity in the third quarter of 2007 due to the number of claims that are from more recent vintage years, particularly those in our soft markets, which typically have higher loan balances.

	Primary	Modified Pool
(dollars in thousands)	Insurance	Insurance	Total

Three Months Ended:
March 31, 2006	$26.3	$16.1	$25.1
June 30, 2006	25.8	19.4	25.3
September 30, 2006	25.7	18.8	25.3
December 31, 2006	28.1	26.2	27.9
March 31, 2007	31.3	23.7	30.6
June 30, 2007	30.9	26.6	30.5
September 30, 2007	36.9	41.3	37.7
     Beginning in late 2006, we experienced a significant reduction in our ability to mitigate claims through our traditional processes, which we believe was related to weakness in the housing market. In some cases, properties for which loans have defaulted are sold during the foreclosure process, which generally reduces our loss. When the property does not sell prior to foreclosure, or sells after foreclosure but prior to when the claim is paid, we often pay the full amount of our coverage, which we call a full option settlement. Full option settlements as a percentage of our paid claims have increased quarter to quarter since the fourth quarter of 2006. During the third quarter of 2007, the rapid decline in home prices in certain markets coupled with the overall uncertainty in the housing markets on a national basis had a significant impact on our ability to successfully mitigate claims and negatively impacted the average severity.
     We expect severity will continue to trend upward as the average loan amounts in our portfolio continue to rise. Continued deterioration in the housing market could further reduce our loss mitigation opportunities and serve to increase severity. The expected increase in severity and the seasoning of our portfolio are expected to cause paid claims to increase during the remainder of 2007.

          Net losses and LAE also include the change in reserves for losses and LAE. The following table breaks out the loss reserves between Primary and Modified Pool at September 30, 2007, December 31, 2006 and September 30, 2006:

	September 30,	December 31,	September 30,
(dollars in thousands)	2007	2006	2006

Primary insurance:
Reserves for reported defaults	$144,189	$65,417	$50,237
Reserves for defaults incurred but not reported	19,765	5,676	5,240

Total Primary insurance	163,954	71,093	55,477

Modified Pool insurance:
Reserves for reported defaults	31,164	11,477	3,683
Reserves for defaults incurred but not reported	2,619	773	858

Total Modified Pool insurance	33,783	12,250	4,541

Reserve for loss adjustment expenses	2,718	1,009	105

Total reserves for losses and loss adjustment expenses	$200,455	$84,352	$60,123

          The following table shows the change in reserves for losses and LAE for the third quarter and year-to-date ending September 30, 2007 and 2006:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2007	2006	% Change	2007	2006	% Change

Net increase in reserve for losses and loss adjustment expenses	$78,394	$5,218	1,402%	$116,103	$9,049	1,183%
          Reacting to the rapidly changing housing markets and the shifting mix in the composition of our defaults such as the changes in geographic location, size and policy year, we substantially increased reserves in the third quarter and first nine months of 2007. The increase in reserves reflects a growing number of loans in default as well as a substantial increase of the frequency factor utilized in our measurement of the reserves. The lack of liquidity in the secondary mortgage and capital markets has resulted in additional downward pressure on the housing and mortgage markets. Our reserving model incorporates management’s judgments and assumptions regarding the impact of the current housing and economic environment on the estimate of the ultimate claims we will pay on loans currently in default. In addition, we noted a continued decline in our cure rates on reported defaults during the quarter. Accordingly, we increased the frequency factor utilized in our model by approximately 15% in the third quarter to reflect these most recent changes. However, future changes in economic conditions surrounding the housing or mortgage markets could significantly impact the ultimate amount of claims paid.
          The geographic region, average loan size and vintage year of the loans entering the default pool in the first nine months of 2007 are notably different compared to one year earlier. Although defaults increased across the board geographically, the four soft market states — California, Florida, Arizona and Nevada — represented 55% or $43 million of the reserve increase for the third quarter of 2007. Declining house prices in these soft market states has caused a more rapid rise in the number of defaults. Additionally, the higher average loan balance in these soft market states has resulted in significantly higher reserve per default, all else being equal, compared to the rest of the portfolio.

     The following table indicates the growth in both the risk in default in these four soft market states and reserves attributable to these states since September 30, 2006. The reserves related to the soft market states have grown from 7.9% of the total at September 30, 2006 to 38.5% at September 30, 2007 despite the fact that risk in force in soft market states as a percentage of the total risk in force has increased only moderately over that same period. At September 30, 2007, all of these states except Arizona had default rates in excess of the total portfolio rate of 2.92%. As early as June 30, 2007, none of these four states had defaults rates that were in excess of the total of 2.39%, indicating the rapid increase in default rates in these states. Additionally, at September 30, 2007, these four states have average loan balances of $248,000 compared to $157,000 for the remainder of the portfolio, which only magnifies the problem when looking at future growth in risk in default and reserves.

	September 30,	December 31,	September 30,
(dollars in thousands)	2007	2006	2006

Risk In Force:
California	1,945,450	1,469,876	1,339,079
Florida	1,681,709	1,300,897	1,207,988
Arizona	760,582	577,950	561,767
Nevada	409,983	299,130	285,002

Total Soft Market States	4,797,724	3,647,853	3,393,836

Total Risk in Force	14,887,069	11,890,841	11,361,394

% of Soft Market States	32.2%	30.7%	29.9%

Risk in Default:
California	69,754	17,975	8,434
Florida	77,809	17,097	9,257
Arizona	22,799	6,213	2,291
Nevada	20,274	5,573	2,674

Total Soft Market States	190,636	46,858	22,656

Total Risk in Default	479,407	258,422	203,543

% of Soft Market States	39.8%	18.1%	11.1%

Reserves:
California	28,392	4,379	1,769
Florida	32,116	4,218	2,007
Arizona	9,071	1,363	477
Nevada	7,568	1,509	493

Total Soft Market States	77,147	11,469	4,746

Total Reserves	200,455	84,352	60,123

% of Soft Market States	38.5%	13.6%	7.9%
     Our default inventory has shifted and certificates originated during 2006 and 2007 comprise 33% of our loans in default but 48% of the risk in default at September 30, 2007. The difference in percentages of loan default and default risk reflects the higher loan amounts and a changing mix of our business. To illustrate the impact of the changes in the frequency and severity factors utilized in the reserve model, the following table details the amount of risk in default and the reserve balance as a percentage of risk at September 30, 2007, December 31, 2006 and September 30, 2006.

	September 30,	December 31,	September 30,
	2007	2006	2006

Risk on loans in default excluding loans subject to deductibles (in thousands of dollars)	$479,407	$258,422	$220,204
Reserves as a percentage of risk at default	41.8%	32.6%	27.3%
     The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.
     The following table shows default statistics as of September 30, 2007, December 31, 2006 and September 30, 2006:

	September 30,	December 31,	September 30,
(dollars in thousands)	2007	2006	2006

Total business:
Number of insured loans in force	378,814	338,086	329,937
With deductibles	61,634	61,483	59,503
Without deductibles	317,180	276,603	270,434
Number of loans in default	12,367	8,566	7,588
With deductibles	3,104	1,898	1,579
Without deductibles	9,263	6,668	6,009
Percentage of loans in default (default rate)	3.26%	2.53%	2.30%
Percentage of loans in default excluding deductibles	2.92%	2.41%	2.22%

Primary insurance:
Number of insured loans in force	269,681	225,531	219,287
Number of loans in default	7,541	5,565	4,972
Percentage of loans in default	2.80%	2.47%	2.27%

Modified Pool insurance:
Number of insured loans in force	109,133	112,555	110,650
With deductibles	61,611	61,456	59,472
Without deductibles	47,522	51,099	51,178
Number of loans in default	4,826	3,001	2,387
With deductibles	3,104	1,897	1,578
Without deductibles	1,722	1,104	809
Percentage of loans in default	4.42%	2.67%	2.16%
Percentage of loans in default excluding deductibles	3.62%	2.16%	1.58%

Primary Alt-A business (included in above):
Number of insured loans in force	36,867	22,385	20,186
Number of loans in default	1,857	814	674
Percentage of loans in default	5.04%	3.64%	3.34%
     We do not provide reserves on Modified Pool defaults with deductibles until the incurred losses for that specific structured bulk transaction reach the deductible threshold. At September 30, 2007, no individual structured bulk transaction with deductibles as part of the structure had incurred losses that had exceeded these individual deductible amounts. However, based upon rapid growth in the reported defaults during the third quarter of 2007, we believe that we will be providing reserves on certain structured bulk transactions with deductibles in the fourth quarter of 2007. A significant amount of early payment defaults in some of our 2006 vintage year structured bulk transactions suggests that incurred losses for such transactions will exceed the deductibles.

     Given the growth of our insurance in force and the current state of the mortgage and housing market, we anticipate that our number of loans in default for both Primary and Modified Pool insurance will continue to increase as the largest percentage of our insurance in force reaches its peak claim paying period. We experienced an increase in the number of defaults of approximately 26% in the third quarter of 2007 alone, with each month of the quarter growing progressively greater. We also expect default rates to increase for business that has increased risk characteristics such as Alt-A loans, higher LTV loans and PNAM ARMs. We expect the overall default rate to increase as the business with increased risk characteristics becomes a larger percentage of our insurance in force. Accordingly, we expect reserves to continue to increase as our business continues to develop.
     As discussed earlier in this report, we have experienced a faster and more severe increase in both defaults and claims on our 2006 and early 2007 vintage years. As discussed in Item 1, “Business” in our 2006 Annual Report on Form 10-K under the heading “Defaults and Claims,” generally our master policy provides that we are not liable to pay a claim for loss if the application for insurance regarding the loan in question contains fraudulent information, material omissions, or misrepresentations that would increase the risk characteristics of the loan. We are currently reviewing the majority of the claims for losses and early defaults occurring soon after origination, especially with respect to the 2006 and early 2007 vintage years, to determine whether the limitations on our liability contained in our master policy are applicable. Our ability to rescind coverage as described above with respect to certain loans originated by American Home Mortgage, formerly one of our largest customers, is limited, and the subject of a lawsuit that American Home Mortgage filed against us on November 5, 2007. See Item 1, “Legal Proceedings” in Part II of this report. We expect rescissions of additional loans originated by American Home Mortgage for similar reasons, which may be the subject of further litigation. Management does not expect the American Home Mortgage rescission matter to have a material adverse impact on our results of operations or financial condition.
     As part of our overall risk management strategy, we have entered into excess of loss captive reinsurance agreements with several of our lender customers. As detailed under “Risk Sharing Products” in Part I, Item 1 of our annual report on Form 10-K for the year ended December 31, 2006, we retain the first loss position on the first aggregate layer of risk and reinsure the second finite layer with the captive reinsurer with each separate policy year standing on its own. For the first time since the establishment of these captives, we exceeded our first loss layer in incurred losses on four small captive reinsurers, resulting in the ceding of reserves of $0.5 million related to specific book years. At September 30, 2007, we have not exceeded the first layer of any captive reinsurer for paid losses.
     Amortization of DAC for the third quarter and first nine months of 2007 increased moderately over that for the same periods in 2006, reflecting growth in the asset balance and, in some part, a reduction in our persistency assumption for policy years 2006 and thereafter from seven to five years. The increase in DAC amortization was partially offset by improved persistency. A full discussion of the impact of persistency on DAC amortization is included under “Deferred Policy Acquisition Costs” below.
     Other operating expenses for the third quarter and the first nine months of 2007 increased over the same time periods of 2006 due to expenses incurred in connection with organizational changes and costs associated with our proposed expansion into Canada. Direct expenses relating to the Canadian expansion amounted to approximately $896,000 and $1.9 million, respectively, during the third quarter and first nine months of 2007 compared to none in 2006. Because the growth in net premiums written was greater than the growth in expenses, the expense ratio (ratio of the amortization of DAC and other operating expenses to net premiums written) for both the third quarter and first nine months of 2007 was 22.4%, compared to 24.8% and 25.3%, respectively, for the third quarter and first nine months of 2006.
     Our effective tax rate was 27.1% and 41.6%, respectively, for the third quarter and the first nine months of 2007 compared to 29.3% and 28.5%, respectively, for the third quarter and the first nine months of 2006. The change in the effective tax rate was due primarily to reporting an operating loss in 2007 versus operating income in

2006 and an increase in tax-exempt interest resulting from growth of investments in tax-preferred municipal securities.
Significant Customers
     Our objective is controlled, profitable growth in both Primary and Modified Pool business while adhering to our risk management strategies. Our strategy is to continue our focus on national lenders while maintaining the productive relationships that we have built with regional lenders. Competition within the mortgage insurance industry continues to increase as many large mortgage lenders have limited the number of mortgage insurers with which they do business. In addition, consolidation among national lenders has increased the share of the mortgage origination market controlled by the largest lenders, and that has led to further concentration of business with a relatively small number of lenders. Many of the national lenders allocate Primary business to several different mortgage insurers or accept competitive bids on certain lender-paid products. These lender allocations and our success in the bidding process for lender-paid products can vary over time, even quarter to quarter.
     In recent years, a significant portion of our business has been concentrated in our top two or three lender customers. One of these customers, AHM, stopped accepting new business and ultimately filed for bankruptcy during the third quarter of 2007. For the first six months of 2007, AHM was our single largest customer, contributing 26% of Primary NIW and 15% of Modified Pool NIW. The other two lenders have announced contractions in personnel and both have lowered their estimated production for the remainder of 2007 due to the unsettled nature of the mortgage marketplace. These actions impacted production for the third quarter of 2007, and we expect that we will see further reductions in production in the fourth quarter of 2007 and likely into 2008. We plan to closely monitor the AHM bankruptcy process in order to assess whether it will adversely affect other aspects of our business, although we currently cannot predict the nature or materiality of any such effects.
     By actively seeking business with other lenders that meet our criteria, we are attempting to broaden our customer base in order to lessen our reliance on a small number of lenders.
Financial Position
     Total assets increased to $1.1 billion at September 30, 2007 compared to $896 million at December 31, 2006, with most of the growth in invested assets. The increase in invested assets was due in part to the investment of the entire $80 million that we drew down from our credit facility during the third quarter of 2007. Total liabilities increased to $525 million at September 30, 2007, an increase of $200 million since December 31, 2006. The increase in liabilities is comprised almost completely of an increase in reserves of $116 million and the $80 million draw down of our credit facility. The following discussion identifies several items on our balance sheet that are important in the overall understanding of our financial position. These items include DAC, prepaid federal income tax and related deferred income taxes. The majority of our assets are in our investment portfolio. A separate Investment Portfolio section follows the Financial Position section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk.
Deferred Policy Acquisition Costs
     Costs expended to acquire new business are capitalized as DAC and recognized as expense over the anticipated premium paying life of the policy in a manner that approximates the estimated gross profits. We employ a dynamic model that calculates amortization of DAC separately for each year of policy origination. The model relies on assumptions that we make based upon historical industry experience and our own unique experience regarding the annual persistency development of each year of policy origination. The base persistency assumption is the most important factor utilized in determining the timing of reported amortization expense reflected in the income statement and the carrying value of DAC on the balance sheet. A change in the assumed base persistency will impact the current and future amortization expense as well as the carrying value on the balance sheet. During 2006, based upon a study performed on the entire mortgage industry and specifically on our own experience, we altered our base persistency assumption on that origination year and all future years going forward to recognize a shorter expected life due to the amount of refinancing over the past several years. Our model accelerates DAC amortization through a dynamic adjustment when actual persistency for a particular year of policy origination is lower than the estimated base persistency utilized in the model. This dynamic adjustment is capped at the levels assumed in the models, and we do not decrease DAC amortization below the levels assumed in the model when persistency increases above those levels. Due to the increase in actual persistency over the past several quarters, the dynamic adjustment has not been as significant a factor in the quarterly DAC amortization as it was during periods of high refinancing and low persistency.
Prepaid Federal Income Taxes and Deferred Income Taxes
     We purchase ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) to take advantage of a special contingency reserve deduction specific to mortgage guaranty companies. We record these bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that generally will become due in ten years when the contingency reserve is released and the Tax and Loss Bonds mature. The proceeds from the maturity of the Tax and Loss Bonds are used to fund income tax payments due at that time. Prepaid income taxes were approximately $168.8 million at September 30, 2007 compared to $166.9 million at December 31, 2006.
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
     The following table shows the growth and diversification of our investment portfolio:

	September 30, 2007		December 31, 2006
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed maturity securities:
U. S. government obligations	$11,562	1.5%	$11,842	2.0%
State and municipal bonds	646,784	81.4%	558,131	91.9%
Corporate bonds	53,572	6.7%	16,572	2.7%
Mortgage-backed bonds	—	0.0%	49	0.0%

Total fixed maturities	711,918	89.6%	586,594	96.6%
Equity securities	3,483	0.4%	10,417	1.7%

Total available-for-sale securities	715,401	90.0%	597,011	98.3%
Other investments	—	0.0%	5,000	0.8%
Short-term investments	78,972	10.0%	5,301	0.9%

	$794,373	100.0%	$607,312	100.0%

     We seek to provide liquidity in our investment portfolio through cash equivalent investments and through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity and duration in our investment portfolio consistent with our business outlook and the expected timing, direction, and degree of changes in interest rates. The increase in short-term investments at September 30, 2007 primarily reflects the initial investment of funds associated with the capitalization of our Canadian affiliate as well as proceeds of the take down of the credit facility in August 2007.

     We also manage risk and liquidity by limiting our exposure on individual securities. As shown below, no investment in the securities of any single issuer exceeded 1% of our total investment portfolio at September 30, 2007. The following table shows the ten largest exposures to an individual creditor in our investment portfolio as of September 30, 2007:

	September 30, 2007
	Carrying	% of Total Invested
(dollars in thousands)	Value	Assets

Name of Creditor / Issuer
City of Atlanta, Georgia Airport	$6,650	0.84%
Commonwealth of Massachusetts	6,480	0.82%
State of Connecticut	6,414	0.81%
Commonwealth of Pennsylvania	6,051	0.76%
Clark County School District	5,437	0.68%
State of Hawaii	5,343	0.67%
Indiana State Finance Authority	5,218	0.66%
Utah Transit Authority	5,063	0.64%
Port of Seattle	4,481	0.56%
Chicago Board of Education	4,361	0.55%
     The following table shows the results of our investment portfolio for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006

Average investments at cost or amortized cost	$729,519	$587,320	$688,776	$563,950
Pre-tax net investment income	$8,370	$6,761	$23,392	$19,518
Pre-tax yield	4.6%	4.6%	4.5%	4.6%
Pre-tax realized investment (losses) gains	$85	$(36)	$(3,020)	$1,636
     The growth in pre-tax net investment income reflects the growth of our average invested assets by 12.3% from September 30, 2006 to September 30, 2007. The pre-tax yield shown above indicates a slight decline for the nine months of 2007 compared to the same period of 2006. This decline results from the impact of the maturity or call of higher yielding investments and the subsequent investment purchases at lower new money interest rates. The pre-tax yield also reflects our predominate investment in tax-exempt securities.

Unrealized Gains and Losses
     The following table summarizes by category our unrealized gains and losses in our securities portfolio at September 30, 2007:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value

Fixed maturity securities:
U. S. government obligations	$11,636	$51	$(125)	$11,562
State and municipal bonds	636,763	12,346	(2,325)	646,784
Corporate bonds	52,865	749	(42)	53,572
Mortgage-backed bonds	—	—	—	—

Subtotal, fixed maturities	701,264	13,146	(2,492)	711,918
Equity securities	3,494	58	(69)	3,483
Short term investments	78,972	—	—	78,972

Total securities	$783,730	$13,204	$(2,561)	$794,373

     These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. Of the gross unrealized losses on fixed maturity securities shown above, approximately $2.1 million related to bonds with a maturity date in excess of ten years. The largest unrealized loss on any individual security at September 30, 2007 was approximately $130,000 on a municipal bond with an amortized cost of $3.3 million. At September 30, 2006, gross unrealized gains were $19.1 million and gross unrealized losses totaled $876,000. Unrealized losses are not considered to be other-than-temporarily impaired, as we have the intent and ability to hold such investments until they recover in value or mature.

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

	September 30, 2007		December 31, 2006
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed Maturities:
U.S. treasury and agency bonds	$11,562	1.6%	$11,842	2.0%
AAA	562,602	79.0	464,042	79.1
AA	92,296	13.0	72,051	12.3
A	33,522	4.7	25,054	4.3
BBB	8,252	1.2	10,782	1.9
BB	588	0.1	50	0.0
CC and lower	17	0.0	279	0.0
Not rated	3,079	0.4	2,494	0.4

Total fixed maturities	$711,918	100.0%	$586,594	100.0%

Equities:
Preferred stocks:
AA	$1,885	54.1%	$1,708	16.4%
A	1,100	31.6	2,035	19.5
BBB	498	14.3	1,132	10.9

	3,483	100.0	4,875	46.8
Common stocks	—	—	5,542	53.2

Total equities	$3,483	100.0%	$10,417	100.0%

     We regularly review our investment portfolio to identify securities, known as “potentially distressed securities” that may have suffered impairment in value that will not be recovered. In identifying potentially distressed securities, we screen all securities held with a particular emphasis on those that have a ratio of fair value to cost or amortized cost of less than 80%. Additionally, as part of this identification process, we utilize the following information:
▪	Length of time the fair value was below amortized cost;

▪	Industry factors or conditions related to a geographic area negatively affecting the security;

▪	Downgrades by a rating agency;

▪	Past due interest or principal payments or other violation of covenants; and

▪	Deterioration of the overall financial condition of the specific issuer.
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
     The entire $2.6 million of gross unrealized losses at September 30, 2007 had a fair value to cost or amortized cost ratio of greater than 90%. All unrealized losses are not considered to be other-than-temporarily impaired as we have the intent and ability to hold such investments until they recover in value or mature.
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
     We generated positive cash flow from operating activities of $109.2 million in the first nine months of 2007 compared to $62.6 million for the first nine months of 2006. The increase is primarily driven by strong growth in premiums collected during the first nine months of 2007. Purchases of properties, net of sales, as part of our loss mitigation strategy resulted in a net cash outflow of $2.4 million during the first nine months of 2007, compared to a cash outflow of $2.3 million for the comparable period of 2006.
     Positive cash flows are invested, pending future payments of claims and expenses. Our business does not routinely require significant capital expenditures other than for enhancements to our computer systems and technological capabilities. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.
     We have a three-year $80 million revolving credit facility in place to provide liquidity for general corporate purposes. On August 22, 2007, in response to the liquidity crisis that was impacting the mortgage markets, we drew down $80 million under the credit facility to provide short-term liquidity for insurance operations and general corporate purposes. Terms of the draw down include a fixed rate for 90 days at 5.685% with a due date of November 23, 2007. Proceeds of the draw down were invested in short-term investments. At September 30, 2007, the $80 million remained at the Company and had not been contributed as capital to Triad, which could be a use of these funds if deemed necessary.
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
     We cede business to captive reinsurance affiliates of certain mortgage lenders, primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds or letters of credit.

     Total stockholders’ equity increased to $571.5 million at September 30, 2007 from $570.2 million at December 31, 2006. This increase resulted primarily from additional paid-in-capital of $3.7 million resulting from share-based compensation to employees and the associated tax benefit, partially offset by a net loss for the first nine months of 2007 of $2.5 million.
     Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. The following table provides information regarding our statutory capital position at September 30, 2007, December 31, 2006 and September 30, 2006:

	September 30,	December 31,	September 30,
(dollars in millions)	2007	2006	2006

Statutory policyholders’ surplus	$33.9	$168.5	$157.9
Statutory contingency reserve	626.2	521.8	516.0

Total	$660.1	$690.3	$673.9

     The primary difference between statutory policyholders’ surplus and equity computed under generally accepted accounting principles is the statutory contingency reserve. Mortgage insurance companies are required to appropriate part of its policyholders’ surplus to a contingency reserve in an amount equal to 50% of earned premiums. The amounts appropriated to the contingency reserve generally are retained in the reserve for 10 years and can be released if the loss ratio exceeds 35%. In 2006, we released approximately $19 million from the contingency reserve back into policyholders’ surplus but have not yet made any adjustments for 2007. Based upon preliminary estimates, we estimate that we will be able to release approximately $120 million from the contingency reserve on December 31, 2007. In April 2007, Triad paid a $30 million dividend that further reduced policyholders’ surplus.
     Triad’s ability to write insurance depends on the maintenance of its financial strength ratings and the adequacy of its capital in relation to risk in force. A significant reduction of capital or a significant increase in risk may impair Triad’s ability to write additional insurance. A number of states also generally limit Triad’s risk-to-capital ratio to 25-to-1. The terms of our $80 million draw down under our existing credit facility limit our risk to capital ratio to 22-to-1. As of September 30, 2007, Triad’s risk to capital ratio was 17.8-to-1 as compared to 12.5-to-1 at December 31, 2006. The risk-to-capital ratio is calculated using net risk in force as the numerator and statutory capital as the denominator. Net risk in force takes into account the risk ceded under reinsurance arrangements, including captive risk-sharing arrangements, as well as any applicable stop-loss limits and deductible amounts. See Part II, Item 1A, “Risk Factors” in this report for further discussion relating to our risk-to-capital ratio.
     The risk to capital ratio is a regulatory ratio and is not adjusted for the specific credit characteristics in our portfolio. This ratio also does not reflect the benefit of the capital residing in the captive reinsurance trusts of approximately $185 million at September 30, 2007, which are available when attachment points in the captive treaties are reached. Additionally, Triad maintains $100 million in excess of loss reinsurance that attaches if the risk-to-capital ratio exceeds 25-to-1 and the combined ratio exceeds 100%.
     During the third quarter of 2007, Fitch Ratings (“Fitch”) reduced its financial strength rating for Triad from “AA” to “AA-” based upon revisions implemented in its proprietary capital model for U.S. mortgage insurers. On October 25, 2007, following the release of our third quarter results, Fitch placed Triad on “Rating Watch Negative” pending a meeting with our management. We expect that Fitch will publish a final rating for Triad during the fourth quarter of 2007. Triad is currently rated “AA” by Standard & Poor’s Ratings Services (“S&P”); however, on October 25, 2007, S&P placed Triad on “Credit Watch Negative” following the release of our third quarter results. Triad is rated “Aa3” by Moody’s Investors Service. All three rating agencies are in the process of reviewing their rating outlook for the U.S. private mortgage insurance industry. A further reduction in Triad’s ratings or a significant deterioration in the ratings outlook could potentially adversely affect our operations. See Part II, Item

1A, “Risk Factors” in this report for further discussion relating to potential ratings downgrades.
     Fannie Mae has updated, and Freddie Mac is in the process of updating, their approval requirements for mortgage insurers. The new guidelines require prior approval by Fannie Mae or Freddie Mac for many of Triad’s activities and new products, allow for other approved types of mortgage insurers rated less than “AA” and give Fannie Mae and Freddie Mac increased rights to revise the eligibility standards for mortgage insurers. We do not anticipate any material impact on our current or future operations as a result of the new guidelines, although a material impact could still occur if Fannie Mae were to begin to utilize mortgage insurers rated below “AA” or revise eligibility standards of mortgage insurers in a way that would be adverse to Triad.
     The Office of Federal Housing Enterprise Oversight (OFHEO) issued its risk-based capital rules for Fannie Mae and Freddie Mac in the first quarter of 2002. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties, including a more preferential capital credit for insurance from a “AAA” rated private mortgage insurer than for insurance from a “AA” rated private mortgage insurer. The phase-in period for OFHEO’s risk-based capital rules is ten years. We do not believe the new risk-based capital rules had an adverse impact on our financial condition or operations through the first six months of 2007 or that these rules will have a significant adverse impact on our financial condition or operations in the future. However, if the risk-based capital rules result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, our operations and financial condition could be significantly impacted.
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
▪	interest rates may increase or decrease from their current levels;

▪	housing prices may increase or decrease from their current levels;

▪	ongoing credit problems in the mortgage marketplace may continue and cause an increased number of defaults and paid claims;

▪	housing transactions requiring mortgage insurance may decrease for many reasons including changes in interest rates or economic conditions or alternative credit enhancement products;

▪	our market share may change as a result of changes in underwriting criteria or competitive products or rates;

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

▪	rating agencies may revise methodologies for determining our financial strength ratings and may further revise or withdraw the assigned ratings at any time;

▪	decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on earnings;

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

▪	our risk-to-capital ratio may continue to grow at the rate experienced during the third quarter of 2007, which could cause us to face regulatory action, rating agency action or both;

▪	further changes in the eligibility guidelines of Fannie Mae or Freddie Mac could have an adverse effect on the Company;

▪
proposed regulation by the Department of Housing and Urban Development to exclude packages of real estate settlement services, which may include any required mortgage insurance premium paid at closing, from the anti-referral provisions of the Real Estate Settlement Procedures Act could adversely affect our earnings;

▪	our financial and competitive position could be affected by regulatory activity requiring changes to mortgage industry business practices, such as captive reinsurance; and

▪
the performance of our international subsidiary, including changes in the economic, political, legal, regulatory and competitive environments and fluctuations in foreign currency exchange rates could impact our earnings.

     Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in documents that we filed with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company’s market risk exposures at September 30, 2007 have not materially changed from those identified in the Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
a)
We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Act”) Rule 13a-15. Based on that evaluation, our management, including our CEO and CFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Act reports. In designing and evaluating disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

b)
There have been no changes in internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     A lawsuit was filed against Triad in January 2004 in the U.S. District Court for the Western District of Kentucky, Bowling Green Division, by Sally Broessel, on behalf of herself and all others similarly situated, alleging violations of the Fair Credit Reporting Act. An agreement to settle the lawsuit was reached on October 26, 2007 through mediation for an immaterial amount, subject to final court approval.
     On November 5, 2007, American Home Mortgage Investment Corp. and American Home Mortgage Servicing, Inc. filed a complaint against Triad Guaranty Insurance Corp. in the U.S. Bankruptcy Court for the District of Delaware. The plaintiffs are debtors and debtors in possession in Chapter 11 cases pending in the U.S. Bankruptcy Court. The lawsuit is an action for breach of contract and declaratory judgment. The basis for the complaint’s breach of contract action is the cancellation by us of our certification of American Home Mortgage’s coverage on 14 loans due to irregularities that we allegedly uncovered following the submission of claims for payment and that existed when American Home Mortgage originated the loans. The complaint alleges that our actions caused American Home Mortgage to suffer a combined net loss of not less than $1,132,105.51 and seeks monetary damages and a declaratory judgment. We expect to rescind additional loans originated by American Home Mortgage and we intend to contest the lawsuit vigorously.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and other reports that we file with the Securities and Exchange Commission are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Set forth below are risk factors in addition to those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
If the pace of declining home prices and ongoing credit problems in the mortgage marketplace continues or remains unsettled, we anticipate an increased number of defaults and paid claims, which would have a negative impact on our earnings.
     Beginning in 2006 and accelerating in the second and third quarters of 2007, home prices in several geographic areas declined at a rate not previously seen in many years. Additionally, after several years of loose credit standards, lenders have generally tightened their credit guidelines. Many borrowers that had qualified for mortgages under less restrictive credit standards have found it difficult to meet their ongoing mortgage payments. Faced with declining home values and a tight market for credit, these borrowers often are unable to refinance or sell their homes. Resulting borrower defaults have contributed to our 26% increase in defaults during the third quarter. The default rates on the 2006 and early 2007 vintage years, which contain increased risk factors such as Alt-A and PNAM ARMs, especially in the soft market states of California, Florida, Arizona and Nevada, have been particularly high. These factors contributed significantly to the substantial increase in our reserves during the third quarter and, if they continue, are expected to result in additional and significant increases in our reserves.
     The inability of borrowers to sell their homes or refinance their mortgages in the current environment has resulted in a greater percentage of defaulted loans becoming the subject of claims by lenders against their mortgage insurers. As a result, we have lowered our assumptions regarding the cure rates for the purpose of our reserve models, which in turn has increased our frequency factor. The increase in the frequency factor was another significant reason for the increase in reserves during the third quarter. If the factors described above continue, we expect further increases in actual defaults, further increases in our frequency factor and corresponding increases in our reserves that would significantly and adversely affect our earnings.
If our risk-to-capital ratio continues to grow at the rate experienced during the second and third quarters of 2007, we could face regulatory action, rating agency action or both, which could impact our ability to write new business.
     At December 31, 2006, the risk-to-capital ratio at the insurance company level stood at 12.5-to-1. As a result of the growth in risk in force coupled with our $31.8 million net loss during the third quarter, our risk-to-capital ratio grew to 17.8-to-1 at September 30, 2007. Most of the individual states limit the risk-to-capital ratio to 25-to-1, while the Company’s line of credit limits the risk-to-capital ratio to 22-to-1. Rating agencies generally utilize a risk-adjusted capital ratio that takes into consideration various portfolio characteristics; however, they monitor the overall risk-to-capital ratio as a general component of their overall ratings process. If we were to experience net losses for an extended period of time without an infusion of additional capital at the insurance company level, thereby allowing our risk-to-capital ratio to continue to grow, we could be in default under our revolving line of credit and we could face regulatory and/or rating agency action that could preclude us from writing new business.
If further rating agency actions result in our inability to qualify as a Tier 1 insurer under existing and proposed Fannie Mae and Freddie Mac guidelines, our ability to write a meaningful amount of new business could be limited.
     Fannie Mae and Freddie Mac have published guidelines that prescribe the requirements for a mortgage insurer to qualify as a Tier 1 insurer (highest level recognized). These guidelines provide that the mortgage insurer must be rated no lower than “AA-” by Fitch and S&P and “Aa3” by Moody’s. During the third quarter, Fitch lowered its ratings for Triad from “AA” to “AA-”. Following the release of our third quarter operating results, Fitch placed Triad on “Rating Watch Negative” pending a meeting with management in the fourth quarter. In October 2007, S&P placed Triad on “Credit Watch Negative” pending its review of the entire U.S. mortgage insurance sector. If Triad were to receive further declines in ratings from Fitch or Moody’s or a ratings decline of two or more notches from S&P, we would not qualify as a Tier 1 mortgage insurer by Fannie Mae and Freddie Mac and lenders could limit the amount of mortgage insurance that they would place with Triad.
Item 6. Exhibits — See exhibit index on page 40.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIAD GUARANTY INC.

Date: November 9, 2007

/s/ Kenneth W. Jones Kenneth W. Jones
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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