Form 10-K
period 2007-12-31
TRIAD GUARANTY INC
filed 2008-04-01
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-22342

Triad Guaranty Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	56-1838519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 South Stratford Road, Winston-Salem, North Carolina (Address of principal executive offices)	27104 (Zip Code)

Registrant’s telephone number, including area code:
(336) 723-1282

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Markets LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $434,676,184 as of June 30, 2007, which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by executive officers, directors and 10% or greater stockholders of the registrant (however, this does not constitute a representation or acknowledgment that any such individual or entity is an affiliate of the registrant, or that there are not other persons who may be deemed to be our affiliates).

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 29, 2008, was 15,087,102.

Portions of the following document are incorporated	Part of this Form 10-K into which the portions of the
by reference into this Form 10-K:	document are incorporated by reference

Triad Guaranty Inc. Proxy Statement for 2008 Annual Meeting of Stockholders	Part III

PART I

Item 1.	Business

Overview of Triad and Industry

Triad Guaranty Inc. is a holding company that provides private mortgage insurance (“MI”) coverage in the United States through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”). This allows buyers to achieve home ownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market and protects lenders from credit default-related expenses. Triad Guaranty Inc. and its subsidiaries are collectively referred to as the “Company.”

Triad was formed in 1987 and was acquired by Collateral Mortgage, Ltd., now called Collateral Holdings, Ltd. (“CHL”), a mortgage banking and real estate lending firm, in 1989. As of December 31, 2007, CHL owns 17.2% of the outstanding common stock of the Company.

MI is issued in many home purchase and refinance transactions involving conventional residential first mortgage loans to borrowers with equity of less than 20%. If the homeowner defaults on the mortgage, MI reduces, and in some instances eliminates, any loss to the insured lender. MI also facilitates the sale of low down payment mortgage loans in the secondary mortgage market, with the largest percentage of sales being made to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which are collectively referred to as “GSEs”. Investors and lenders also purchase MI to obtain additional default protection or capital relief on loans with equity of greater than 20%. Under risk-based capital regulations applicable to most financial institutions, MI reduces the capital requirement for such lenders on residential mortgage loans retained in the lender’s portfolio.

Currently, Triad is licensed to do business in all fifty U.S. states and the District of Columbia. In May 2007, the registrant’s Canadian subsidiary, Triad Guaranty Insurance Corporation Canada (“TGICC”) received its Order to Commence and Carry on Business from Canada’s Office of the Superintendent of Financial Institutions (“OSFI”). However, we made the decision to suspend our operations in Canada and in January 2008 repatriated $38.8 million of the original $45.0 million contributed. Presently, we are considering several options for our remaining Canadian interests, which could include the sale or liquidation of TGICC. TGICC has not written any mortgage insurance policies.

Our success is dependent both on internal factors, such as underwriting, adequacy of our pricing and operating efficiency, and external factors, such as the state of the housing, mortgage, and capital markets, interest rates and the regulatory environment. For a detailed description of the components of our revenue and expenses as well as the drivers of our profitability, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report on Form 10-K. A detailed description of the insurance regulations that we are subject to is discussed further in this Item 1.

Our principal executive offices are located at 101 South Stratford Road, Winston-Salem, North Carolina 27104 in properties that are leased. We do not require a significant amount of fixed assets for our operations and property and equipment consisting primarily of computer equipment and software are the extent of the long-lived assets. Our telephone number is (336) 723-1282.

Our web site is www.triadguaranty.com. Information contained on, or that can be accessed through, our web site does not constitute part of this annual report. We have included our website address as a factual reference and do not intend it as an active link to our web site. We make available on our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. This information is made available free of charge and as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Overview of Market Conditions

The profitability and growth of the mortgage insurance industry is subject to conditions in the residential mortgage market which, over the long-term, has experienced a substantial amount of growth and profitability. However, during the past 30 years, the residential mortgage market has experienced regional recessions — the last being in the early 1990s in Southern California. Because Triad was incorporated in 1987 and grew slowly and conservatively throughout the 1990s, it was not significantly affected by the prior regional market recessions.

The residential mortgage market was particularly strong between 2001 and 2006. This period of time was marked generally by strong home price appreciation, the introduction of many new mortgage products, significant mortgage refinancing activity, a favorable interest rate environment, strong demand for mortgage securitizations in the secondary market, and favorable employment rates. However, we believe these conditions, particularly the strong demand for mortgage securitizations in the secondary market and the introduction of new mortgage products, gradually led to deterioration in underwriting practices over that five-year period.

The mortgage insurance industry also experienced strong growth and profitability during the 2001 through 2006 period. The ability to refinance with relative ease coupled with strong home price appreciation contributed to a lower default rate and facilitated loss mitigation efforts, particularly in fast growth states such as California and Florida. The emergence of securitizations in the secondary market that are insured through the structured bulk channel, in which Triad began participating in 2001, also contributed to growth and added a new channel to acquire business.

Beginning in early 2007, the residential mortgage market began slowing due to severe home price declines in certain regions, which has since expanded geographically and in severity. Declining home prices and the subsequent significant increase in the number of defaults, coupled with the liquidity crisis beginning in the summer of 2007, had a significant impact on the valuation of mortgage-backed securities. Large financial institutions world-wide have written down billions of dollars worth of residential mortgage assets and derivatives. Financial guarantors that insure the cash flow of mortgage-backed securities have been under increased pressure and a number of mortgage lenders have filed for bankruptcy protection. An oversupply in the housing marketplace now exists, brought on by declining house prices and a significant increase in foreclosures. The demand for mortgages has declined substantially and underwriting guidelines have been tightened across the industry. While the job market has been generally strong during this period, recent economic reports suggest that there are fewer employment opportunities.

During 2007, defaults and foreclosures increased across the country. In addition, we have identified four states, California, Florida, Arizona and Nevada, as distressed markets. Prior to 2007 these distressed markets experienced some of the largest increases in home prices. Over the past six to nine months, however, these distressed markets have experienced substantial growth in default rates and also have significantly higher average loan amounts. As a result, our average reserve and claim size on defaulted loans is significantly greater in these distressed markets than with respect to our overall portfolio.

These market conditions have resulted in credit losses being reported by a number of financial institutions, including all major mortgage insurers. Our loss ratio has increased from 44.7% for all of 2006, to 148.2% for the third quarter of 2007, to 262.1% for the fourth quarter of 2007 and 133.7% for all of 2007. We reported a net loss in the third quarter of 2007 for the first time since our inception and we also reported a net loss for all of 2007.

Triad and others in the industry have responded to these conditions by tightening underwriting guidelines on a number of products and, in some cases, by implementing more restrictive guidelines in certain market regions, such as California, Nevada, Arizona, and Florida. Fannie Mae and Freddie Mac have recently also taken steps to tighten their underwriting guidelines, which has served to reduce the risk associated with the loans they generally will accept. The impact of these tightened guidelines is to further reduce the availability of mortgage financing which in turn has contributed to a decline in home prices.

The Economic Stimulus Act of 2008, signed into law on February 13, 2008, establishes temporary increases to Fannie Mae and Freddie Mac’s conventional loan limits for first lien mortgages loans in high-cost areas, as defined by the U.S. Department of Housing and Urban Development (“HUD”). The new legislation is intended to bring stability, liquidity and affordability to an important part of the housing finance system. The new loan limits are applicable only to high-cost areas and will be calculated based on the subject property as follows: 125 percent of the area median home price in high-cost areas, not to exceed $729,750 except in Alaska, Hawaii, Guam and the U.S. Virgin Islands. The Federal Housing Administration (“FHA”) will adopt these new loan limits as well. As of now, the new loan limits are in effect until December 31, 2008 but may be extended beyond that date. The effect of the Act may result in an increase of “jumbo conforming” loans originated for sale to the GSEs, thereby possibly increasing the average loan size insured by MIs. Subject to GSE and MI guidelines, in many cases private MI would be required on these loans. In addition, there may be an increase in FHA-originated loans that would not require private MI.

Current Developments

Our risk-to-capital ratio has risen dramatically over the past year, driven primarily by significant increases in our risk-in-force during the past 12 months and operating losses we incurred in the last two quarters of 2007. We believe the housing and mortgage markets in 2008 will continue to be adversely affected by a number of factors, including declining home prices, an oversupply of homes offered for sale and increased foreclosures, particularly in certain distressed markets. We expect we will incur additional operating losses as new defaults are reported. Based on our internal projections, we must significantly augment our capital resources in the second quarter of 2008 in order to preserve our ability to continue to write new insurance. Since the fourth quarter of 2007, we have been working with a prominent financial advisory firm to pursue alternatives for enhancing our capital. We have not yet succeeded in obtaining any commitments for an investment in our company, and there can be no assurance that we will be able to obtain any such commitments in the future.

The proposals that have been considered involve structures under which Triad would implement a “run-off” plan and a newly formed mortgage insurer would acquire certain of Triad’s employees, infrastructure, sales force and insurance underwriting operations. In addition, we would cease writing new business. These proposals do not involve a direct investment in Triad. Completing any such transaction would be subject to numerous conditions, including obtaining necessary consents and approvals from our stockholders, the Illinois Department of Insurance and other state insurance regulatory authorities, the GSEs, rating agencies and other third parties. No assurance can be given that such consents and approvals could be obtained or that we can complete any such transaction. In addition, no assurance can be given that we would have any ownership interest in any new mortgage insurer formed to acquire assets of Triad or have any opportunity to share in the potential financial returns available from insurance written by such an insurer.

Mortgage Insurance Products

We offer principally two products, Primary and Modified Pool mortgage insurance, which are described below. Risk-sharing products are a component of Primary insurance and serve to reduce our ultimate risk, which we insure through the payment of premiums to captive reinsurers. Revenues from Primary insurance represented approximately 76%, 73% and 82% of our total earned premiums for the three years ended December 31, 2007, 2006 and 2005, respectively. Modified Pool revenues represented approximately 24%, 27% and 18% of the total earned premium for the three years ended December 31, 2007, 2006 and 2005, respectively.

Primary Insurance

Primary insurance provides mortgage default protection to lenders on individual loans and covers a percentage of unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the “insured amount” or “claim amount”). Our obligation to an insured lender with respect to a claim is determined by applying the appropriate coverage percentage to the claim amount. The insured lender selects the coverage percentage, which generally ranges from 12% to 37% and is typically based on their investors’ requirements to reduce investor loss exposure on loans they purchase. Under our master policies, we have the option of paying the entire claim amount and taking title to the mortgaged property or paying the coverage percentage on the claim amount in full satisfaction of our obligations. We classify a policy as Primary insurance when we are in the first loss position and the loan-to-value (“LTV”) ratio is 80% or greater when the loan is first insured. Primary insurance comprised approximately 68% and 60% of our total direct insurance in force at December 31, 2007 and 2006, respectively. Primary insurance written comprised approximately 85% and 49% of total insurance written during 2007 and 2006, respectively. Primary insurance may be written through the flow channel or the structured bulk channel (see “Distribution Channel” below). During 2007 and 2006, Primary insurance written through the flow channel comprised approximately 81% and 91% of total Primary insurance written, respectively. Primary insurance written through the structured bulk channel comprised the remainder. We did not write any Primary insurance through the structured bulk channel in the fourth quarter of 2007 and do not anticipate any significant production through this channel in 2008.

Fannie Mae and Freddie Mac are the ultimate purchasers of a large percentage of the loans we insure. Generally, they require a coverage percentage that will reduce their loss exposure on loans they purchase to 75% or less of the property’s value at the time the loan is originated. Since 1999, Fannie Mae and Freddie Mac have accepted lower coverage percentages for certain categories of mortgages when the loan is approved by their automated underwriting services. The reduced coverage percentages limit loss exposure to 80% or less of the property’s value at the time the loan is originated.

Our premium rates vary depending upon various factors including the LTV ratio, loan type, mortgage term, coverage amount, documentation required, credit score and use of property, all of which may affect the risk of default on the insured mortgage loan. Usually, premium rates cannot be changed after issuance of coverage. We generally utilize a nationally based, rather than a regionally or locally based, premium rate structure for those loans originated by lenders and submitted to us on a loan-by-loan basis. However, special risk rates are often utilized as well.

Premiums on Primary insurance generally are paid either directly by the borrower (“borrower-paid”) or by the lender (“lender-paid”). Under our lender-paid plans, mortgage insurance premiums are charged to the mortgage lender or loan servicer that pays the premium to us. The lender may recover the premium through an increase in the borrower’s interest rate. Approximately 53% and 57% of Primary insurance was written under our borrower-paid plans during 2007 and 2006, respectively. The remainder was written under our lender-paid plans. Our lender-paid volume is concentrated among larger mortgage lender customers.

Premiums may be remitted monthly, annually or in one single payment with the majority being remitted on a monthly basis. Monthly premium plans represented approximately 89% and 91% of Primary insurance written in 2007 and 2006, respectively.

Modified Pool Insurance

Modified Pool insurance is written only on structured bulk transactions through the structured bulk channel. Structured bulk transactions involve underwriting and insuring a group of loans with individual coverage for each loan. Structured bulk transactions are typically initiated by underwriters of mortgage-backed securities, mortgage lenders and mortgage investors such as Fannie Mae and Freddie Mac, who seek additional default protection (typically on secondary coverage or on loans for which the individual borrower has greater than 20% equity), capital relief, and credit enhancement on groups of loans that are sold in the secondary market. Coverage on structured bulk transactions is determined at the individual loan level, sufficient to reduce the insured’s exposure on any loan in the transaction down to a stated percentage of the loan balance (“down-to” coverage), which is typically between 50% and 65%. We are provided loan-level information on the group of loans and, based on the risk characteristics of the entire group of loans, the requirements of the secondary mortgage market participant and any associated stop loss level or deductible amount, we submit a price for insuring the entire group of loans through a bid process. The majority of premiums for our Modified Pool insurance are remitted monthly. We compete primarily against other forms of credit enhancement provided by the capital markets for these transactions as well as other mortgage insurers.

Structured bulk transactions frequently include an aggregate stop-loss limit applied to the entire group of insured loans. Additionally, some of the structured bulk transactions we enter into include deductibles under which we pay no claims until the losses exceed the deductible amount. Modified Pool insurance comprised approximately 32% and 40% of our total direct insurance in force at December 31, 2007 and 2006, respectively. Modified Pool insurance written comprised approximately 15% and 51% of total insurance written during 2007 and 2006, respectively. We have not written any Modified Pool insurance since the quarter ended June 30, 2007 and do not currently expect any material production of Modified Pool insurance in 2008.

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

Risk-sharing Products

We offer mortgage insurance structures designed to allow lenders to share in the risks of mortgage insurance. One such arrangement is our captive reinsurance program. Under the captive reinsurance program, a reinsurance company, generally an affiliate of the lender, assumes a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premiums. Typically, the reinsurance program is an excess-of-loss arrangement with defined aggregate layers of coverage and a maximum exposure limit for the captive reinsurance company. Captive reinsurance programs may also take the form of a quota share arrangement, although we had no quota share arrangements in force under captive reinsurance programs as of December 31, 2007. Under our excess-of-loss programs, with respect to a given book year of business, Triad retains the first loss position on the first aggregate layer of risk and reinsures a second defined aggregate layer with the reinsurer. Triad generally retains the remaining risk above the layer reinsured. Of the reinsurance agreements in place at December 31, 2007, the first layer retained by Triad ranged from the first 3.0% to 6.5% of risk originated and the second layer ceded to reinsurers ranged from the next 4.0% to 10.0%. Ceded premiums, net of ceded commissions, under these arrangements ranged from 20.0% to 40.0% of premiums.

We require the counterparties to all of Triad’s captive reinsurance agreements to establish trust accounts to support the reinsurers’ obligations under the reinsurance agreements. The captive reinsurer is the grantor of the trust and Triad is the beneficiary of the trust. The trust agreement includes covenants regarding minimum and ongoing capitalization, required reserves, authorized investments and withdrawal of assets and is funded by ceded premiums and investment earnings on trust assets as well as capital contributions by the reinsurer.

Reinsurance contracts do not relieve Triad from its obligations to policyholders. The ultimate trust funds may be inadequate to cover total ceded losses and the captive’s parent may be unwilling or unable to fund the shortage. Failure of the reinsurer to honor its obligation could result in losses to Triad; consequently, allowances are established for amounts deemed uncollectible from reinsurers.

On February 14, 2008, Freddie Mac announced that they were temporarily changing their private mortgage insurer eligibility requirements. One of the changes provides that approved mortgage insurers may not cede new risk if the premium ceded to captive reinsurers is greater than 25%. This temporary change is effective for any new risk ceded on or after June 1, 2008. This change does not apply to insurance in force that is currently subject to captive reinsurance treaties where the premium cede rate is greater than 25%. During 2007, Triad’s percentage of insurance written subject to captive reinsurance where the cede rate was greater than 25% was 19.7%. This change may result in a decrease to the percentage of insurance written in 2008 subject to captive reinsurance and may result in a decline in our total insurance written during 2008.

On February 26, 2008, Fannie Mae announced an identical position to Freddie Mac’s position regarding mortgage insurer eligibility and captive reinsurance cede rates greater than 25%.

The ultimate impact on our financial performance of an excess-of-loss captive reinsurance structure is primarily dependent on the total level of losses and the persistency rates during the life of the business. We define persistency as the percentage of insurance in force remaining from twelve months prior. We believe that our excess-of-loss captive reinsurance programs provide valuable reinsurance protection by limiting the aggregate level of losses and, under normal operating environments, potentially reduce the degree of volatility in our results of operations from the development of such losses over time. At December 31, 2007 and 2006, approximately 59% and 61% of our Primary flow insurance in force was subject to captive reinsurance programs. Through December 31, 2007, we had not used captive mortgage reinsurance or other risk-sharing arrangements with Modified Pool insurance or Primary bulk insurance.

Distribution Channels

We sell mortgage insurance through two distribution channels. Our flow channel consists of loans originated by lenders and submitted to us on a loan-by-loan basis. All insurance delivered through the flow channel is classified as Primary insurance.

Through the structured bulk channel, we participate in bids for structured bulk transactions that meet our loan quality and pricing criteria. Modified Pool insurance is only written through the structured bulk channel, and some Primary insurance is written through the structured bulk channel. We are currently not active in the structured bulk channel and do not expect any material production in 2008.

Cancellation of Insurance

We generally cannot cancel mortgage insurance coverage except for nonpayment of premiums, misrepresentation or fraud on the loan application or certain material violations of the master policy. Coverage generally remains renewable at the option of the insured lender. In most cases, mortgage insurance is renewable at a rate determined when the insurance on the loan was initially issued.

Insured lenders may cancel insurance acquired through the flow channel at any time at their option. Pursuant to the Homeowners Protection Act, lenders are required to automatically cancel the borrower paid MI on most loans made on or after July 29, 1999, when the outstanding loan amount is 78% or less of the property’s original purchase price and certain other conditions are met. A borrower may request that a loan servicer cancel borrower-paid mortgage insurance on a mortgage loan when the loan balance is less than 80% of the property’s current value, but loan servicers are generally restricted in their ability to grant those requests by secondary market requirements and by certain other regulatory restrictions.

Mortgage insurance coverage can also be cancelled when an insured loan is refinanced. If we provide insurance on the refinanced mortgage, the policy on the refinanced home loan is considered new insurance written (“NIW”). Therefore, continuation of coverage from one of our refinanced loans to a new loan results in both a cancellation of insurance and new insurance written. During periods of high refinance activity, our earnings and risk profiles are more subject to fluctuations. Our cancellation rate, defined as the percentage of insurance in force from twelve months prior that was cancelled during the preceding twelve-month period, was approximately 18% and 23% for 2007 and 2006, respectively.

Renewal premiums are a major source of revenue and are dependent on our insurance policies remaining in force. An increase in the cancellation rate or, alternatively, a decrease in the persistency rate, all else being equal, typically reduces the amount of our insurance in force and our renewal premiums.

Customers

Residential mortgage lenders such as mortgage bankers, mortgage brokers, commercial banks and savings institutions are the principal originators of our insurance written through the flow channel. To obtain insurance through our flow channel, a mortgage lender must first apply for and receive a master policy from us. The master policy sets forth the terms and conditions of our mortgage insurance coverage. The master policy does not obligate the lender to obtain insurance from us, nor does it obligate us to issue insurance on a particular loan.

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

During 2007, troubles within the mortgage industry affected a number of our customers. American Home Mortgage Corp. (“AHM”) was our largest customer for the first six months of 2007 in terms of new insurance written. AHM and certain of its affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code during the third quarter and, as a result, we received extremely limited production from AHM during the remainder of 2007 and anticipate no further business from AHM. In January of 2008, Bank of America announced that it had agreed to purchase Countrywide Credit Industries, Inc., our third largest customer during 2007 in terms of new insurance written. Bank of America is also one of our current customers.

In 2007, our ten largest customers were responsible for approximately 73% of our NIW through the flow channel compared to approximately 80% in 2006. The loss of, or considerable reduction in, business from one or more of our ten largest customers, without a corresponding increase from other lenders, would have an adverse effect on our business. AHM, which has already filed for bankruptcy protection, represented approximately 21% of 2007 flow NIW while Countrywide represented approximately 12% of our 2007 flow NIW. We believe that the loss of AHM as a customer, combined with a tightening of our underwriting guidelines and other industry factors, will significantly reduce our flow production in 2008. It is unclear what impact, if any, the acquisition of Countrywide by Bank of America will have on our flow production or our competitive position in the future.

Those customers whose revenue comprised more than 10% of our consolidated revenue are listed below:

	Percent of
	Revenues for
	the Year
	Ended
	December 31,
Customer	2007	2006

American Home Mortgage	22%	11%
Wells Fargo Home Mortgage, Inc.	13%	17%
Federal National Mortgage Association	10%	less than 10%
Countrywide Credit Industries, Inc	less than 10%	11%

Sales

We currently market our insurance products through a dedicated sales group of approximately 33 employees, including sales management. We are licensed to do business in all 50 states and the District of Columbia. During 2007 we terminated an exclusive sales agreement with a general agency that served a specific geographic market, with responsibility for that market being assigned to existing sales representatives. During 2007, new insurance written attributed to this general agency comprised less than 1% of our total flow new insurance written for the year.

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

Competition and Market Share

We and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally FHA. In addition to competition from federal agencies, we and other private mortgage insurers face competition from state-supported mortgage insurance funds, some of which are either independent agencies or affiliates of state housing agencies. Indirectly, we also compete with mortgage lenders that forego MI to self-insure against the risk of loss from defaults on all or a portion of their low down payment mortgage loans, and we compete with products designed to avoid mortgage insurance such as simultaneous seconds or “piggyback” mortgage products (a combination of loans, usually issued by the same lender, that allows the balance of each individual loan to be at or below 80% of the property’s current value).

Fannie Mae and Freddie Mac are the beneficiaries of the largest percentage of our mortgage insurance policies, so their business practices have a significant influence on us. Changes in their practices could reduce the number of loans they purchase that are insured by us and consequently reduce our revenues. Some of the programs put into place by Fannie Mae and Freddie Mac require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements, which could reduce demand for mortgage insurance or reduce the level of coverage that we provide, both of which could have a material adverse effect on our business, financial condition and operating results.

Fannie Mae and Freddie Mac also have the ability to implement new eligibility requirements for mortgage insurers and to alter or liberalize underwriting standards on low-down-payment mortgages they purchase. We cannot predict the extent to which any new requirements may be enacted or how they may affect the operations of our mortgage insurance business, our capital requirements or our products. If for any reason we are unable to meet the eligibility requirements for providing mortgage insurance for loans purchased by Fannie Mae and Freddie Mac, our business, financial condition and operating results would be adversely affected. See “Financial Strength Rating” below for further discussion.

Various proposals have been periodically discussed by Congress and certain federal agencies to reform or modify the charters under which Fannie Mae and Freddie Mac do business. We are unable to predict whether any such proposals will be enacted into law, and if enacted, their scope and content and what effect they may have on us.

The MI industry consists of seven major mortgage insurance companies, including Triad, Mortgage Guaranty Insurance Corporation, Radian Guaranty Inc., PMI Mortgage Insurance Co., United Guaranty Corporation, Genworth Financial, Inc. and Republic Mortgage Insurance Company. Triad is the smallest private mortgage insurer based on 2007 market share and, according to estimated industry data, had a 6.4% share of total net new insurance written in 2007 compared to 9.1% in 2006.

We have historically competed in competitive bid transactions in the structured bulk market with both the other private mortgage insurers and providers of other forms of credit enhancements. We currently are not active in the structured bulk market.

Underwriting Practices

We consider effective risk management to be critical to our long-term financial stability. Market analysis, product analysis, prudent underwriting, the use of automated risk evaluation models, sophisticated risk modeling, auditing and knowledge of our customers are all important elements of our risk management process.

During the fourth quarter of 2007 and first quarter of 2008, we announced and began to implement adjustments in our underwriting guidelines specific to our flow business. These adjustments placed limitations on maximum LTVs, minimum Fair, Isaac and Co., Inc. (“FICO”) credit scores and acceptable documentation, among other items. Furthermore, these limitations are more restrictive in certain geographic markets that have depressed housing markets and high default rates. We expect that these adjustments will lead to significant reductions in the level of new insurance written in 2008 from the level written in 2007.

Risk Management Approach

We evaluate risk based on historical performance of risk factors and utilize automated underwriting systems in the risk selection process to assist the underwriter with decision-making. This process evaluates the following categories of risk:

Mortgage Lender.  We review each lender’s financial statements and management experience before issuing a master policy. We also track the historical risk performance, including loan level risk characteristics, of all significant customers that hold a master policy. This information is factored into determining the loan programs we approve for various lenders. We assign delegated underwriting authority only to lenders with substantial financial resources and established records of originating loans that meet our underwriting guidelines.

Purpose and Type of Loan.  We analyze various general characteristics of a loan to evaluate its level of risk including, among others: (i) LTV ratio; (ii) type of loan instrument and the amortization schedule; (iii) purpose of the loan; (iv) level of documentation; (v) type of property; and (vi) occupancy.

•	We believe that an important determinant of claim incidence is the relative amount of borrower’s equity in the home. For the industry as a whole, historical evidence indicates that, in general, claim incidence on loans with a higher LTV ratio is greater than a loan with a lower LTV ratio, all else being equal. Loans with an LTV ratio greater than 95% are offered primarily to low and moderate-income borrowers. These loans have often attracted borrowers with weaker credit histories, generally resulting in higher loss ratios. The State of Illinois Division of Insurance, as well as the insurance departments of several other states, permits mortgage insurers to write coverage on loans with LTV ratios in excess of 97% and, in certain instances, up to 103%.

•	Another risk factor we monitor is whether the mortgage loan has a fixed or adjustable interest rate and the amortization schedule of the mortgage loan. We write policies on adjustable rate mortgages (“ARMs”) that are positively amortizing. Payments on these loans are adjusted periodically with interest rate movements. Many of the ARMs have a fixed rate for a stated period of time (some of which are significantly below then-existing market rates and are sometimes referred to as teaser rates), and most of those included in our recent production have not yet had interest rate-related payment adjustments. These ARMs that are still in the fixed rate term of their contract may have a heightened propensity to default because of possible “payment shocks” due to interest rate increases, especially in a period of increasing interest rates and declining housing prices. We also insure a small percentage of interest-only mortgages, a variation of an ARM, where the borrower pays only the interest due on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. These interest-only loans may also be subject to a larger percentage of future defaults than fixed rate loans because of the same payment shocks due to the expiration of the initial period of interest-only payments, especially in a period of increasing interest rates and declining housing prices. We have accepted ARMs with “potential” negative amortization under certain conditions from approved lenders. ARMs with “potential” negative amortization include pay option ARMs, which we define as those that provide a fixed period of time for which the borrower has the option to pay monthly payments that are less than the interest accrued for those months. If the borrower elects this option, the LTV increases on the loan. Because the LTV can increase on a pay option ARM, these types of loans may present more risk to a mortgage insurer than traditional positive amortizing loans. We classify all loans with adjustable interest rates as ARMs, including those for which the interest rate is fixed for a certain period of time. We do not believe that we have sufficient default and claim data under distressed economic conditions to give assurances of the future performance of ARM products. These types of loans, which do not have sufficient historical data, are charged a higher premium.

•	We believe that 15-year mortgages present a lower level of risk than 30-year mortgages, primarily as a result of the faster amortization and the more rapid accumulation of borrower equity in the property. Accordingly, we charge lower premium rates on these loans than on comparable 30-year mortgages.

•	We believe that the claim incidence for refinance loans is higher than that of purchase loans. Refinance loans may either be a rate-term refinance, in which case the loan is refinanced in order to receive a different interest rate or amortization term, or a cash-out refinance, in which case the loan is refinanced so that the borrower may withdraw equity. We believe a cash-out refinance has a higher claims incidence than a rate-term refinance.

•	We believe that loans with less than full underwriting documentation have a higher claims incidence than those with full underwriting documentation. We accept loan applications with less than full documentation. Underwriting documentation includes documents to verify a borrower’s income, assets and/or employment. We classify loans that have been underwritten with reduced or no documentation and where the borrower has a FICO score greater than 619 as Alt-A loans. We also have a small amount of loans underwritten with reduced or no documentation and where the borrower has a FICO score less than 619.

•	We believe that the type of property securing the insured loan also affects the risk of claim. In our opinion, loans on single-family detached housing are subject to less risk of claim incidence than loans on other types of properties. We believe that attached housing types, particularly condominiums and cooperatives, are a higher risk because, in most areas, condominiums and cooperatives tend to be more susceptible to downward fluctuations in value than single-family detached dwellings in the same market.

•	We believe that loans on non-owner occupied properties represent a substantially higher risk of claim incidence and are subject to greater value declines than loans on primary homes. We insure loans on properties not occupied by the owner (generally second homes or rental homes) as a normal part of our business from our existing customers.

•	Historical evidence indicates that higher-priced properties experience wider fluctuations in value than moderately priced residences. These fluctuations exist primarily because there is a smaller pool of qualified buyers for higher-priced homes, which, in turn reduces the likelihood of achieving a quick sale at fair market value when necessary to avoid a default.

Individual Loan and Borrower.  Individual insurance applications are evaluated based on analysis of the borrower’s ability and willingness to repay the mortgage loan and the characteristics and value of the mortgaged property. The analysis of the borrower includes reviewing the borrower’s housing and total debt ratios as well as the borrower’s FICO credit score, as reported by credit rating agencies. We believe, all else being equal, that claim incidence increases for loans made to borrowers with a lower credit score. However, there is limited historical evidence of the predictability of credit scores in stressed housing environments and there can be no assurance that this relationship will hold true in such an environment. In addition to the borrower’s willingness and ability to repay the loan, we believe that mortgage default risk is affected by a variety of other factors, including the borrower’s employment status. We believe insured mortgage loans made to self-employed borrowers have a higher risk of claim, all other factors being equal, than loans to borrowers employed by third parties.

Geographic Selection of Risk.  We place emphasis on the condition of the regional housing markets in determining marketing and underwriting policies. Using both internal and external data, our risk management department continually monitors the economic conditions in our active and potential markets.

Underwriting Process for Our Flow Distribution Channel

We generally utilize nationwide underwriting guidelines to evaluate the potential risk of default on mortgage loans submitted for insurance coverage. These guidelines have evolved over time and take into account the loss experience of the entire MI industry. They also are largely influenced by the underwriting guidelines of Fannie Mae and Freddie Mac. Specific underwriting guidelines applicable to a given local, state or regional market are utilized to address concerns resulting from our review of regional economies and housing patterns.

Subject to our underwriting guidelines and exception approval procedures, we expect our internal underwriters and contract underwriters to utilize their experience and business judgment in evaluating each loan on its own merits. Accordingly, our underwriting staff has discretionary authority to insure loans that deviate in certain minor respects from our underwriting guidelines. More significant exceptions are subject to management approval. In all such cases, other compensating factors must be identified. The predominant deviations involve instances where the borrower’s debt-to-income ratio exceeds our guidelines. To compensate for exceptions, our underwriters give favorable consideration to factors such as excellent borrower credit history, the LTV, the availability of satisfactory cash reserves after closing and borrower employment stability.

We accept applications for insurance under three basic programs: a fully-documented program; a credit-score driven reduced documentation program; and a delegated underwriting program that allows a lender’s underwriters to commit insurance to a loan based on strict, agreed-upon underwriting guidelines. We also accept loans approved through Freddie Mac’s or Fannie Mae’s automated underwriting systems.

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

We utilize a delegated underwriting program to serve many of the larger, well-established mortgage originators. Under this program, standards for type of loan, property type and credit history of the borrower are established consistent with our risk strategy, and the lender’s underwriters are able to commit insurance to a loan based on these standards. Re-underwriting, re-appraisal, and similar procedures are utilized following issuance of the policy to ensure quality control. Our delegated underwriting program accounted for approximately 56% of applications received through the flow distribution channel in 2007 compared to approximately 63% in 2006. The use of Fannie Mae’s or Freddie Mac’s automated underwriting programs or our delegated underwriting programs with selected lenders could lead to loss development patterns different than those experienced when we control the entire underwriting process.

Underwriting Process for Our Structured Bulk Distribution Channel

Our pricing for structured bulk transactions is intended to be commensurate with our evaluation of the transaction’s overall risk profile based upon its individual loan-by-loan analysis as well as any associated stop loss level or deductible amount. We analyze structured bulk transactions during the bid process to evaluate the risk factors of the individual loans contained within the transaction and then determine whether we want to bid on the transaction. The risk factors that we evaluate include the mortgage lender, purpose and type of loan, individual borrower, geography, and our risk dispersion as discussed under “Risk Management Approach” above. The pertinent risk characteristics of each loan are evaluated to determine the impact on the entire transaction’s persistency and frequency as well as severity of loss. We may utilize an outside due diligence firm in this process as well as mortgage risk analysis models such as Standard & Poor’s LEVELS® or LoanPerformance. We may request to remove certain loans from the transaction as a result of the risk review before we submit a competitive bid.

We did not write any Primary insurance through the structured bulk channel in the fourth quarter of 2007 and have not written any Modified Pool insurance since the second quarter of 2007. We do not anticipate any significant production from the structured bulk distribution channel in 2008.

Other Risk Management

We employ a comprehensive quality assurance audit plan to determine whether underwriting decisions being made are consistent with the policies, procedures and expectations for quality set forth by management. All areas of business activity that involve an underwriting decision are examined, with emphasis on new products, new procedures, contract underwritten loans, delegated loans, new employees, new master policyholders and new branches of an existing master policyholder. The process used to identify categories of loans selected for audit begins with identification and evaluation of certain defined and verifiable risk elements. Specialized selection procedures are applied to contract underwriters, delegated loans and early payment defaults. Each loan is then tested against these elements to identify loans that fail to meet prescribed policies or an identified norm. The procedure allows management to identify concerns that may exist within individual loans as well as concerns that may exist within a given category of business and take appropriate action.

Financial Strength Rating

Credit ratings generally are considered an important element in a mortgage insurer’s ability to compete for new business, indicating the insurer’s present financial strength and capacity to pay future claims. Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase high LTV mortgages or mortgage-backed securities containing high LTV mortgages unless the insurer issuing MI coverage has a financial strength rating of at least “AA-” by either Standard & Poor’s Ratings Services (“S&P”) or Fitch Ratings (“Fitch”) or a rating of at least “Aa3” from Moody’s Investors Service (“Moody’s”). Fannie Mae and Freddie Mac have different classifications for approved mortgage insurers. Fannie Mae’s classifications are Type 1 and Type 2, with Type 1 being the preferred rating. Freddie Mac’s classifications are Type I and Type II, with Type I being the preferred rating. These classifications depend on, among other things, a mortgage insurer’s financial strength rating as determined by the rating agencies. In general, to be a Freddie Mac Type I insurer, a mortgage insurer must be rated by at least two of the three approved rating agencies (Standard & Poor’s, Moody’s and Fitch) and no rating can be less than “AA-”. In general, to be a Fannie Mae Type 1 insurer, a mortgage insurer must be rated by at least two of the three approved rating agencies (Standard & Poor’s, Moody’s and Fitch) and at least two ratings must be above “A+”. Triad is currently rated “AA-” by Fitch Ratings and by Standard and Poor’s and “Aa3” by Moody’s Investors Service. All of Triad’s ratings are currently on “credit watch” with a negative outlook or implications. If Triad were to be downgraded below “AA-” or “Aa3” by any rating agency, this could limit our ability to write new business, jeopardize our status as a Type 1 or Type I mortgage insurer with the GSEs, and potentially allow for the transfer of existing insurance in force to other mortgage insurers by the GSEs or other investors.

On February 14, 2008, in conjunction with modifying its private mortgage insurer eligibility requirements, Freddie Mac also announced that it had suspended the Type II insurer requirements for mortgage insurers receiving a downgrade below the required approved rating agency ratings, provided that any downgraded mortgage insurer submits a complete remediation plan within 90 days of the downgrade for review and approval by Freddie Mac. In such case, Freddie Mac will determine in its sole discretion whether to impose the additional Type II requirements.

On February 26, 2008, in conjunction with modifying its private mortgage insurer eligibility requirements, Fannie Mae also affirmed that in the event of a mortgage insurer credit downgrade by a rating agency below the agency’s eligibility thresholds, a current Type 1 insurer will not automatically be reclassified as a Type 2 insurer, provided that the mortgage insurer is in good standing with the agency’s requirements and submits a written remediation plan, together with supporting documentation, within 30 days from the adverse action. In such case, Fannie Mae will determine, in its sole discretion, whether to accept any written response, corrective action or plan for corrective action.

Our financial strength rating is also an element of the cost of our line of credit. In general, all fees associated with the line of credit, including the interest rate on the funds outstanding, increase as a result of a decrease in our financial strength rating.

When assigning a financial strength rating, S&P, Fitch and Moody’s generally consider: (i) the specific risks associated with the mortgage insurance industry, such as regulatory climate, housing price trends, market demand, growth, and competition; (ii) management depth, corporate strategy, risk management, and effectiveness of operations; (iii) historical operating results and expectations of current and future performance of the insurer’s specific portfolio; and (iv) long-term capital structure, the ratio of debt to equity, the ratio of risk to capital, near-term liquidity and cash flow levels, as well as any reinsurance relationships and the financial strength ratings of such reinsurers. Ratings are based on factors relevant to policyholders, including the sufficiency of capital to cover future claims. Such ratings are not directed to the protection of shareholders and do not apply to any securities issued by us.

Some rating agencies issue financial strength ratings based, in part, upon a company’s performance sensitivity to various economic depression scenarios. In determining capital levels required to maintain a company’s rating, the rating agencies may allow the use of different forms of capital including statutory capital, reinsurance and debt.

S&P, Fitch and Moody’s will periodically review Triad’s rating as they do with all rated insurers. Ratings can be withdrawn or changed at any time by a rating agency. During 2007, Fitch reduced its financial strength rating for Triad from “AA” to “AA-” based upon revisions implemented in its proprietary capital model for U.S. mortgage insurers. Also during 2007, S&P reduced its financial strength rating for Triad from “AA” to “AA-” because of challenges confronting the U.S. mortgage and housing sectors and Triad’s lower capitalization as compared to the rest of the industry. Triad is rated “Aa3” by Moody’s. All of our ratings currently are on “credit watch” with a negative outlook or implications. Private mortgage insurers are not rated by any other independent nationally-recognized insurance industry rating organization or agency (such as the A.M. Best Company). A reduction in our rating by S&P, Fitch or Moody’s could limit our ability to write new business, jeopardize our status as a Type 1 or Type I mortgage insurer with the GSEs, and potentially allow for the transfer of existing insurance in force to other mortgage insurers by the GSEs or other investors.

Reinsurance

Triad’s product offerings include captive mortgage reinsurance programs whereby an affiliate of a lender reinsures a portion of the insured risk on loans originated or purchased by the lender. These programs are designed to allow the lenders to share in the risk of the business. For a further discussion of these programs, see “Risk-sharing Products” above.

Pursuant to deeper coverage requirements imposed by Fannie Mae and Freddie Mac, certain loans eligible for sale to the GSEs with an LTV ratio over 90% require insurance with a coverage percentage of 30% or more. Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of a loan to 25% of the insured amount and, as a result, the deeper coverage portion of such insurance must be reinsured. To minimize reliance on third-party reinsurers and to permit it to retain the premiums and related risk on deeper coverage business, Triad reinsures this deeper coverage business with its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”). As of December 31, 2007 and 2006, TGAC assumed approximately $213 million and $127 million in risk from Triad, respectively.

During 2007, we maintained excess-of-loss reinsurance with a stated value of $100 million. This reinsurance is provided by non-affiliated reinsurers that had financial strength ratings of “AA” or better from Standard & Poor’s. Effective January 1, 2008, one of the reinsurers elected to not to renew its $5 million coverage under the excess-of-loss reinsurance. The current reinsurance treaty expires on December 31, 2010.

The excess of loss reinsurance was obtained primarily to provide a source of capital in the rating agencies’ capital models and, as such, it was designed to limit our exposure in the event of a significant level of losses. This reinsurance arrangement contains a quota share feature that the reinsurer may choose to elect, at the reinsurer’s option, upon certain conditions being met regarding Triad’s financial performance and capitalization. We expect that those conditions will be met at March 31, 2008. Under the quota share arrangement, the reinsurer may elect to reinsure remaining books of business to reduce Triad’s risk in order to maintain a risk to capital ratio of 23 to 1. The terms on the quota share include payment of a ceding commission to Triad, along with a profit participation by Triad in the business reinsured.

The use of reinsurance as a source of capital and as a risk management tool is well established within the mortgage insurance industry. Reinsurance does not legally discharge an insurer from its primary liability for the full amount of the risk it insures, although it does make the reinsurer liable to the primary insurer. There can be no assurance that our reinsurers will be able to meet their obligations under their reinsurance agreements with Triad.

Defaults and Claims

Defaults

The claim process on MI begins with the lender’s notification to the insurer of a default on an insured’s loan. We define a default as an insured loan that is reported to be in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current. The master policies require lenders to notify us of default on a mortgage payment within 10 days of either (i) the date on which the borrower becomes four months in default or (ii) the date on which any legal proceeding affecting the loan commences, whichever occurs first. Notification is required within 45 days of default if it occurs when the first payment is due.

The incidence of default is affected by a variety of factors including, but not limited to, declining value in the underlying property, changes in borrower income, unemployment, divorce, illness and the level of interest rates. The level of delinquencies has historically followed a seasonal pattern, in which delinquencies will generally decrease during the first part of the year and will generally increase during the latter part of the year. However, given the current state of the housing and mortgage market as well as the general state of the economy, this general decrease in the first part of the year may not materialize. In addition, the MI industry has little historical experience in projecting defaults in a market environment characterized by widespread declining houses prices. Such declines may cause otherwise financially capable borrowers to stop making mortgage payments and allow their mortgages to go into default if the LTV ratios on their homes exceed 100%. See “Risk Factors” below.

Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage. Defaults that are not cured generally result in submission of a claim to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a summary of Triad’s default statistics at December 31, 2006 and 2007.

Claims

Claims result from defaults that are not cured. During the default period, we work with the insured as well as the borrower in an effort to reduce losses through the loss mitigation efforts described below. The frequency of claims may not directly correlate to the frequency of defaults due, in part, to our loss mitigation efforts and the borrower’s ability to overcome temporary financial setbacks. The likelihood that a claim will result from a default, and the amount of such claim, principally depend on the borrower’s equity at the time of default and the borrower’s (or the lender’s) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage, as well as the effectiveness of loss mitigation efforts. The time frame from when we first receive a notice of default until the ultimate claim is paid generally ranges from six to eighteen months. Changes in various macroeconomic conditions such as house price appreciation/depreciation, employment, and other market conditions over that time frame also positively or negatively impact the amount of the ultimate claim paid.

Historically, the payment of claims is not evenly spread throughout the insurance coverage period. For Primary insurance, relatively few claims generally are paid during the first year following loan origination. A period of rising claim payments normally follows, which, based on industry experience, has historically reached its highest level in the second through fifth years after loan origination. Thereafter, the number of claim payments made has historically declined at a gradual rate, although the rate of decline can be affected by local economic conditions. For Modified Pool insurance, the claim pattern generally peaks somewhat earlier, with the highest claim payment levels reached in the second through fourth years. We are currently experiencing increased early default and claim activity on loans originated in 2006 and 2007 that differs significantly from historical levels. We believe this is primarily the result of a deterioration in the housing market marked by a decline in home prices as well as poor underwriting by the originators. It is difficult to project the claim pattern peak of these books of business given the early accelerations, the risk composition of the underlying loans and the general conditions in the housing market. Accordingly, we cannot predict when, if ever, the historical pattern of claims will return in the future.

Generally, our master policies provide that we are not liable to pay a claim for loss if the application for insurance for the loan in question contains fraudulent information, material omissions or misrepresentations that increase the risk characteristics of the loan. Where we find that these provisions of our master policies have been violated, we may rescind, or cancel, coverage on the loan retrospective to the date of insurance. Experience has shown that an early payment default, which is defined as a default that is reported within the first 12 months of insurance, has a higher probability of violating these provisions of the master policies. During 2007, we experienced a notable increase in the number of early payment defaults. Early payment defaults are reviewed by the Quality Assurance department to ensure the provisions of our master policies were complied with. During 2007, we reviewed approximately 3,300 early payment defaults and rescinded coverage on approximately 11% of these policies. This activity was concentrated in the latter part of the year and to policies originated during 2006 and 2007. We also experienced a higher rescission rate with policies originated through the structured bulk channel. We currently expect that this higher level of rescission activity will continue in 2008.

Our master policies also exclude any cost or expense related to the repair or remedy of any physical damage (other than “normal wear and tear”) to the property collateralizing an insured mortgage loan. Such physical damage may be caused by accident, natural occurrence or other conditions.

Under the terms of the master policies, the lender is required to file a claim with us no later than 60 days after it has acquired the borrower’s title to the underlying property through foreclosure, a negotiated short sale or a deed-in-lieu of foreclosure. A primary insurance claim amount includes (i) the amount of unpaid principal due under the loan; (ii) the amount of accumulated delinquent interest due on the loan (excluding late charges) to the date of claim filing; (iii) expenses advanced by the insured under the terms of the master policies, such as hazard insurance premiums, property maintenance expenses and property taxes prorated to the date of claim filing; and (iv) certain foreclosure and other expenses, including attorneys’ fees. Such claim amounts are subject to review and possible adjustment by us. Our experience indicates that the claim amount on a policy generally ranges from 110% to 115% of the unpaid principal amount of a foreclosed loan.

Within 60 days after the claim has been filed, we have the option of either (i) paying the coverage percentage of the claim as specified on the certificate of insurance (generally 12% to 37% of the claim), with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property, or (ii) paying the full claim amount in exchange for the lender’s conveyance of good and marketable title to the property to us, and selling the property for our own account. We choose the claim settlement option believed to cost the least. In most cases, we settle claims by paying the coverage percentage of the claim amount; however, we continue to use the option to purchase properties in settlement of claims. At December 31, 2007, we held 57 properties with a combined net realizable value of approximately $10.9 million that were acquired by electing to pay the full claim amount compared to 68 properties with a combined net realizable value of approximately $10.2 million held at December 31, 2006. We record the estimated loss amount on properties purchased in settlement of claims at the time of acquisition and refine this estimate when appropriate until the property is sold. Where we choose to purchase the property in settlement of claims, our risk of loss may increase. However, in general, the claims severity has historically been lower on properties acquired than on those for which we paid the settlement option, although the number of claims paid under the settlement option is far greater than those utilizing the property acquisition option. There can be no assurance that our current inventory of purchased properties can be disposed of for the current net realizable value nor can there be any assurance that the purchase option method will be a viable option for settling claims in 2008.

Loss Mitigation

Once a default notice is received, we attempt to mitigate our loss. Through proactive intervention with insured lenders and borrowers, we have been successful in reducing the number and severity of our claims for loss, although mitigation efforts were much less successful in 2007. Loss mitigation techniques include pre-foreclosure sales, property sales after foreclosure, advances to assist distressed borrowers who have suffered a temporary economic setback and the use of repayment schedules, refinances, loan modifications, forbearance agreements and deeds-in-lieu of foreclosure. Such mitigation efforts typically result in reduced losses from the coverage percentage stated in the certificate of insurance. As a result of loss mitigation efforts, we paid out approximately 81% and approximately 77% of potential exposure on all claims in 2007 and 2006, respectively. We believe this increase is primarily the result of declining prices in the housing market and an increase in paid claims from the most recent vintage years.

Loss Reserves

We calculate our best estimate of the reserve for losses to provide for the estimated costs of settling claims on loans reported in default, and loans in default that are in the process of being reported to us, as of the date of our financial statements. Our reserving process incorporates various components in a model that gives effect to current economic conditions and segment defaults by a variety of criteria. The criteria include, among others, policy year, lender, geography and the number of months and number of times the policy has been in default, as well as whether the defaults were underwritten as flow business or as part of a structured bulk transaction. See the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of our loss reserving process. Detailed analysis of our activity in loss reserves is provided in the “Losses and Expenses” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the Consolidated Financial Statements.

Direct Risk in Force

We analyze our portfolio in a number of ways to identify any concentrations of risk or imbalances in risk dispersion. We believe that the quality of our insurance portfolio is affected predominantly by (i) trends in property values; (ii) the quality of loan originations (including the credit quality of the borrower and the marketability of the property); (iii) the attributes of loans insured (including LTV ratio, purpose of the loan, type of loan instrument (for example fixed or positively or negatively amortizing ARM) and type of underlying property securing the loan); (iv) the seasoning of the loans insured; (v) the geographic dispersion of the underlying properties subject to mortgage insurance; and (vi) the quality, integrity and past performance of lenders from which we receive loans to insure.

We had $12.9 billion of direct risk in force as of December 31, 2007 compared to $9.4 billion as of December 31, 2006. Direct risk in force includes risk from both Primary and Modified Pool insurance, adjusted for applicable stop loss limits and deductibles.

Geographic Dispersion

The following tables reflect the percentage of direct risk in force on our book of business for the top ten states and the top ten metropolitan statistical areas (“MSAs”) by location of property as of December 31, 2007.

Top Ten States		Top Ten MSAs

California	14.5%	Phoenix/Mesa, AZ	4.1%
Florida	11.4%	Chicago, IL	3.6%
Texas	6.4%	Riverside/San Bernardino, CA	2.5%
Arizona	5.3%	Los Angeles/Long Beach, CA	2.5%
Illinois	4.0%	Las Vegas, NV	2.4%
North Carolina	3.8%	Atlanta, GA	2.4%
Georgia	3.5%	Denver, CO	1.7%
Virginia	3.3%	Houston, TX	1.7%
Colorado	3.3%	Orlando, FL	1.6%
New Jersey	3.0%	Arlington/Fredericksburg, VA	1.6%

Total	58.5%	Total	24.1%

While we continue to diversify our risk in force geographically, a prolonged regional recession, particularly in high concentration areas, or a prolonged national economic recession could significantly increase loss development.

See the “Production and In Force” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further detailed discussion on the characteristics of our direct risk in force.

Investment Portfolio

For a discussion of investments in our portfolio, see the “Investment Portfolio” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Regulation

Direct Regulation

Our insurance subsidiaries are subject to comprehensive, detailed regulation, principally for the protection of policyholders rather than for the benefit of stockholders, by the insurance departments of the various states in which each insurer is licensed to transact business. Although their scope varies, state insurance laws, in general, grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion over almost every significant aspect of the insurance business. These include the licensing of companies to transact business and varying degrees of control over claims handling practices, reinsurance requirements, premium rates, the forms and policies offered to customers, financial statements, periodic financial reporting, permissible investments and adherence to financial standards relating to statutory surplus, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders.

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

Because the parent company is an insurance holding company and Triad is an Illinois domiciled insurance company, the Illinois insurance laws regulate, among other things, certain transactions in the parent company’s common stock and certain transactions between Triad and the Company or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire beneficial ownership of more than 10% of any class of outstanding securities of the Company or its subsidiaries unless such person files a statement and other documents with the Illinois Director of Insurance and obtains the Director’s prior approval. These restrictions generally apply to all persons controlling or under common control with the insurance companies. “Control” is presumed to exist if 10% or more of Triad’s voting securities is owned or controlled, directly or indirectly, by a person, although the Illinois Director may find that “control”, in fact, does or does not exist where a person owns or controls either a lesser or greater amount of securities. Other states in addition to Illinois may regulate affiliated transactions and the acquisition of control of the Company or its insurance subsidiaries.

Triad is required by Illinois insurance laws to provide for a contingency reserve in an amount equal to at least 50% of earned premiums in its statutory financial statements. Such reserves must be maintained for a period of 10 years except in circumstances where prescribed levels of losses exceed regulatory thresholds. During 2007, Triad experienced a loss ratio in excess of 35%, which allowed it to release approximately $275 million of previously established contingency reserves to surplus. The contingency reserve, designed to provide a cushion against the effect of adverse economic cycles, has the effect of reducing statutory surplus and restricting dividends and other distributions by Triad. At December 31, 2007, Triad had statutory policyholders’ surplus of $197.7 million and a statutory contingency reserve of $387.4 million. At December 31, 2006, Triad had statutory policyholders’ surplus of $168.4 million and a statutory contingency reserve of $521.8 million. Triad’s statutory earned surplus was $114.0 million at December 31, 2007, and $84.7 million at December 31, 2006, reflecting a statutory net loss for 2007 and the release of the statutory contingency reserve to surplus.

The insurance laws of Illinois provide that Triad may pay dividends only out of statutory earned surplus and further establish standards limiting the maximum amount of dividends that may be paid without prior approval by the Illinois Director. Under such standards, Triad may pay dividends during any 12-month period equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s net income. In addition, insurance regulatory authorities have broad discretion to limit the payment of dividends by insurance companies. On April 13, 2007, Triad paid a dividend of $30 million to its parent, Triad Guaranty Inc. As of December 31, 2007, there are no specific restrictions or requirements for capital support arrangements between the parent company and Triad or its subsidiaries.

Although not subject to a rating law in Illinois, premium rates for mortgage insurance are subject to regulation in most states to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer’s loss experience, expenses and future trend analysis. The general mortgage default experience also may be considered.

TGAC, organized as a subsidiary of Triad under the insurance laws of the state of Illinois in December 1994, is subject to all Illinois insurance regulatory requirements applicable to Triad.

Triad Re, organized as a subsidiary of Triad under the insurance laws of the state of Vermont in November 1999, is subject to all Vermont insurance regulatory requirements.

Triad, TGAC and Triad Re are each subject to examination of their affairs by the insurance departments of every state in which they are licensed to transact business. The Illinois Insurance Director and Vermont Insurance Commissioner periodically conduct financial condition examinations of insurance companies domiciled in their states. The most recent examinations of Triad and TGAC were issued by the Illinois Insurance Division on June 27, 2005, and covered the period January 1, 1999, through December 31, 2003. No adjustments or material recommendations were made as a result of these examinations. The most recent examination of Triad Re was issued by the Insurance Division of the State of Vermont on September 29, 2005, and covered the period of November 16, 1999 through December 31, 2003. No adjustments or material recommendations were made as a result of the examination.

On March 3, 2008, the Illinois Department of Insurance began examinations of Triad and TGAC for the fiscal years 2004 through 2007. We expect these examinations to take between six and nine months. The results of the examinations are reports on the condition of the companies, which are certified by the Illinois Department of Insurance and filed with all state insurance departments.

A number of states generally limit the amount of insurance risk that may be written by a private mortgage insurer to 25 times the insurer’s total policyholders’ surplus. This restriction is commonly known as the risk-to-capital requirement. At December 31, 2007 Triad’s risk-to-capital ratio was 20.5-to-1. The Illinois Department of Insurance has additional restrictions on the amount of risk that may be written. These restrictions apply different capital requirements to different types of insurance products and also consider LTV and covered percentage of the insured mortgage. As of December 31, 2007, Triad’s statutory capital was approximately 101% of the minimum capital required by the Illinois Department of Insurance and TGAC’s statutory capital was approximately 258% of the minimum required capital.

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

The National Association of Insurance Commissioners (“NAIC”) adopted a risk-based capital (“RBC”) formula designed to help regulators identify property and casualty insurers in need of additional capital. The RBC formula establishes minimum capital needs based upon risks applicable to individual insurers, including asset risks, off-balance sheet risks (such as guarantees for affiliates and contingent liabilities) and credit risks (such as reinsurance ceded and receivables). The NAIC and the Illinois Insurance Division currently do not require mortgage guaranty insurers to file an RBC analysis in their annual statements.

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

While Triad is an approved mortgage insurer for both Fannie Mae and Freddie Mac and meets all existing eligibility requirements, there can be no assurance that such requirements or the interpretation of the requirements will not change, that the temporary suspension of Type II insurers announced by Freddie Mac and Type 2 insurers announced by Fannie Mae will not be lifted, or that Triad will continue to meet such requirements. In addition, to the extent Fannie Mae or Freddie Mac assumes default risk for itself that would otherwise be insured, changes current guaranty fee arrangements, allows alternative credit enhancements, alters or liberalizes underwriting guidelines on low down payment mortgages it purchases, or otherwise changes its business practices or processes with respect to such mortgages, private mortgage insurers may be affected. Triad could be adversely affected if changes in eligibility requirements regarding deep cede captive arrangements, such as those announced by Freddie Mac on February 14, 2008 and by Fannie Mae on February 26, 2008, were to impede Triad’s ability to offer this form of captive reinsurance.

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

Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase mortgages or mortgage-backed securities unless the MI on the mortgages has been issued by an insurer with a financial strength rating of at least “AA-” from S&P or Fitch or a rating of at least “Aa3” from Moody’s. See “Financial Strength Rating” above for a discussion of the impact of financial strength ratings on mortgage insurers.

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

Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 (“HMDA”). The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. All but one of the active mortgage insurers (including Triad), through their trade association, the Mortgage Insurance Companies of America (“MICA”), have entered into an agreement with the Federal Financial Institutions Examinations Council (“FFIEC”) to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

Indirect Regulation

The Company, Triad, and Triad’s subsidiaries are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Fannie Mae and Freddie Mac, and regulations affecting governmental insurers, such as the FHA and the Department of Veterans Affairs (“VA”), as well as regulations affecting lenders. Private mortgage insurers, including Triad, are highly dependent upon federal housing legislation and other laws and regulations that affect the demand for MI and the housing market. FHA loan limits are adjusted in response to changes in the Freddie Mac/Fannie Mae conforming loan limits. Currently, the maximum single-family home mortgage that the FHA can insure is $362,790. However, recent legislation would increase the maximum loan amount that the FHA can insure to $729,750. This legislative change and any future legislation that increase the number of persons eligible for FHA or VA mortgages could have an adverse effect on Triad’s ability to compete with the FHA or VA.

Pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), the Office of Thrift Supervision (“OTS”) issued risk-based capital rules for savings institutions. These rules establish a lower capital requirement for a low down payment loan that is insured with MI, as opposed to an uninsured loan.

Furthermore, the guidelines for real estate lending policies applicable to savings institutions and commercial banks provide that such institutions should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral for any high LTV mortgage. Future changes, if any, to FIRREA’s risk-based capital rules or the guidelines for real estate lending policies applicable to savings institutions and commercial banks could affect demand for MI products.

In the first quarter of 2002, the Office of Federal Housing Enterprise Oversight (“OFHEO”) released its risk-based capital rules for Fannie Mae and Freddie Mac. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties, including a more preferential capital credit for insurance from a “AAA” rated private mortgage insurer than for insurance from a “AA” rated private mortgage insurer and a more preferential capital credit for insurance from a “AA” rated private mortgage insurer than for insurance from a “A” rated private mortgage insurer. The phase-in period for the new rule is ten years. We do not believe the new rules had an adverse impact on us when issued. If the new capital guidelines result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on credit rating, our financial condition could be significantly harmed.

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

Additionally, proposals have been advanced which would allow Fannie Mae and Freddie Mac additional flexibility in determining the amount and nature of alternative recourse arrangements or other credit enhancements that could be utilized as substitutes for MI. We cannot predict if or when any of the foregoing legislation or proposals will be adopted, but if adopted, and depending upon the nature and extent of revisions made, demand for MI may be adversely affected. There can be no assurance that other federal laws affecting such institutions and entities will not change, or that new legislation or regulation will not be adopted.

In March, 2008 OFHEO announced that it was reducing the existing 30 percent OFHEO-directed capital requirement to a 20 percent level, and that it will consider further reductions in the future. The effect is to provide immediate liquidity to the mortgage-backed securities market. According to OFHEO, this should allow the GSEs to purchase or guarantee about $2 trillion in mortgages in 2008. The result of this change may assist the mortgage markets in regaining stability.

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

Available Information

Through our web site we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the SEC. This material may be accessed by visiting the Investors/Financials/SEC Filings section of our web site at www.triadguaranty.com. These filings are also accessible on the SEC’s website, www.sec.gov. You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) 732-0330.

Employees

As of February 29, 2008, we employed approximately 270 persons. Employees are not covered by any collective bargaining agreement. We consider our employee relations to be satisfactory.

Executive Officers

Our executive officers are as follows:

Name	Position	Age

Mark K. Tonnesen	President, Chief Executive Officer, and Director of the Company and Triad	56
Gregory J. McKenzie, Jr.	President and Chief Executive Officer of Triad Guaranty Insurance Corporation Canada	52
Kenneth C. Foster	Executive Vice President, Structured Transactions and Business Development	59
R. Bruce Van Fleet, III	Executive Vice President, Sales and Marketing	56
Steven J. Haferman	Senior Vice President, Risk Management and Information Technology and Director of Triad	46
Kenneth W. Jones	Senior Vice President and Chief Financial Officer of the Company and Triad and Director of Triad	50
Earl F. Wall	Senior Vice President, Secretary, and General Counsel of the Company and Triad and Director of Triad	50

Mark K. Tonnesen has been employed as our President, Chief Executive Officer, and a Director since September 2005. Previously, Mr. Tonnesen was employed by the Royal Bank of Canada, Toronto from April 1997 to September 2005, where he held a number of positions, including Vice Chairman and Chief Financial Officer, RBC Insurance and Executive Vice President, Card Services and Point of Sale. From 1987 to 1997, he was associated with Banc One Corporation, where he served in a variety of senior positions, including Chief Development Officer and President, Banc One Credit Card Services Company.

Gregory J. McKenzie has been employed as the President and Chief Executive Officer of our Canadian Subsidiary, Triad Guaranty Insurance Corporation Canada, since January 2007. Previously, Mr. McKenzie was the President of Post Linx, a subsidiary of Pitney Bowes Mail Services, Toronto, Canada from January 2004 to January 2007. Prior to that, Mr. McKenzie was the president of G. J. McKenzie and Associates, Toronto, Canada from September 2002 to December 2003 and was President and Chief Operating Officer of Metaca Corporation, Toronto, Canada, from February 1997 to August 2002.

Kenneth C. Foster has been employed as our Executive Vice President, Structured Transactions and Business Development of Triad since September 2006. Prior to his current position, Mr. Foster was the Senior Vice President, Structured Transactions and Business Development from August 2006 to September 2006 and the Senior Vice President, Risk Management from June 2002 to July 2006. Prior to joining Triad, Mr. Foster was a principal of Applied Mortgage Solutions from 1994 to 2001. Previously Mr. Foster was employed by Mortgage Guaranty Insurance Company from 1980 to 1994, most recently as Vice President of Business/Information Development. Mr. Foster has been associated with Triad for seven years and in the insurance/mortgage industry for over 30 years.

R. Bruce Van Fleet has been employed as our Executive Vice President, Sales and Marketing since March 2007. Previously, Mr. Van Fleet was employed by Radian Guaranty, Inc. from December 1995 to February 2007, where he held a number of senior management positions, including most recently serving as Executive Vice President, Chief Sales Officer since July 2006. Prior to July 2006, Mr. Van Fleet also served Radian Guaranty in various capacities in the sales function as the Executive Vice President, Strategic Accounts Channel and National Sales, and Senior Vice President, National Sales. Previously, Mr. Van Fleet was employed by Strategic Mortgage Services from August 1993 to November 1995 as the Senior Vice President, Corporate Sales.

Stephen J. Haferman has been employed as our Senior Vice President, Risk Management and Information Technology since March 2006. Mr. Haferman was previously with Cheryl and Company, Columbus, Ohio from February 2003 to March 2006, where he served as Senior Vice President, Chief Operating Officer. From June 2001 to January 2003, Mr. Haferman was employed by American Electric Power as Vice President, Marketing Information Management. From 1992 to 2001, he worked for Bank One Corporation in a number of divisions and a variety of senior management positions, including Senior Vice President, Direct Marketing for Bank One Retail; Senior Vice President, Technology Program Manager, Bank One Retail; and Vice President, Risk Department Manager. From 1988 to 1992, he worked for National City Bank where he was Risk Manager.

Kenneth W. Jones has been employed as our Senior Vice President and Chief Financial Officer since April 2006. Mr. Jones has over 25 years of experience in the financial management of companies. Prior to joining Triad, he was employed by RBC Liberty Insurance Corporation, where he served as Senior Vice President, Chief Financial Officer, from November 2000 to December 2005. Previously, Mr. Jones was associated with The Liberty Corporation, where he held a number of management positions, most recently Vice President, Controller and Acting Chief Financial Officer. Before joining The Liberty Corporation, Mr. Jones was with Ernst & Young LLP for 14 years.

Earl F. Wall has been Senior Vice President of Triad since November 1999, General Counsel of Triad since January 1996, and Secretary since June 1996. Mr. Wall was Vice President of Triad from 1996 until 1999. From 1982 to 1995, Mr. Wall was employed by Integon in a number of capacities including Vice President, Associate General Counsel, and Director of Integon Life Insurance Corporation and Georgia International Life Insurance Corporation, Vice President and General Counsel of Integon Mortgage Guaranty Insurance Corporation, and Vice President, General Counsel, and Director of Marketing One, Inc.

Officers of the Company serve at the discretion of the Board of Directors of the Company.

Item 1A.  Risk Factors

Our results could be affected by the risk factors discussed below. These factors may also cause our actual results to differ materially from the results contemplated by forward-looking statements made by us in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or elsewhere. Investors should consider these factors carefully in reading this annual report on Form 10-K.

Risks Related to Capital, Rating Agencies and Regulatory Concerns

We believe our level of capital is inadequate to support our current ratings and to continue to satisfy applicable regulatory requirements. If our current ratings are downgraded or we violate regulatory requirements, absent the receipt of waivers from the GSEs and insurance regulators, we would not be able to write new insurance and would be limited to servicing our remaining book of business.

Our risk-to-capital ratio has risen dramatically over the past year, driven primarily by significant increases in our risk-in-force during the past 12 months and operating losses we incurred in the last two quarters of 2007. We believe the housing and mortgage markets in 2008 will continue to be adversely affected by a number of factors, including declining home prices, an oversupply of homes offered for sale and increased foreclosures, particularly in certain distressed markets. We expect we will incur additional operating losses as new defaults are reported. Based on our internal projections, we must significantly augment our capital resources in the second quarter of 2008 in order to preserve our ability to continue to write new insurance. Since the fourth quarter of 2007, we have been working with a prominent financial advisory firm to pursue alternatives for enhancing our capital. We have not yet succeeded in obtaining any commitments for an investment in our company, and there can be no assurance that we will be able to obtain any such commitments in the future.

If we are unable to raise capital sufficient to address rating agency and regulatory requirements, we may suffer the following effects:

•	One or more rating agencies would likely downgrade our ratings, which could limit or eliminate our ability to conduct business with lenders, including those who sell their mortgages to the GSEs. Moreover, if we are downgraded, the GSEs would have the right to require lenders to cancel our remaining insurance in-force on a selective basis and substitute the cancelled policies with new policies written by another mortgage insurer.

•	Our risk-to-capital ratio would exceed applicable insurance regulatory limits, which could cause the Illinois Department of Insurance or other state insurance regulatory authorities to suspend or limit our ability to write new mortgage insurance policies.

•	If we were unable to continue writing new business, we would seek to implement a plan to “run-off” Triad. Under this plan, we would continue to collect premiums on our remaining policies, service these policies and settle claims under them. We would not write new policies. In addition, we would, to the extent of available funds, pay amounts owed to our creditors. Only funds remaining after satisfaction of these obligations, if any, would be available for distribution to our stockholders.

The proposals that have been considered involve structures under which Triad would implement a “run-off” plan and a newly formed mortgage insurer would acquire certain of Triad’s employees, infrastructure, sales force and insurance underwriting operations. In addition, we would cease writing new business. These proposals do not involve a direct investment in Triad. Completing any such transaction would be subject to numerous conditions, including obtaining necessary consents and approvals from our stockholders, the Illinois Department of Insurance and other state insurance regulatory authorities, the GSEs, rating agencies and other third parties. No assurance can be given that such consents and approvals could be obtained or that we can complete any such transaction. In addition, no assurance can be given that we would have any ownership interest in any new mortgage insurer formed to acquire assets of Triad or have any opportunity to share in the potential financial returns available from insurance written by such an insurer.

If we implement a run-off plan and our business is limited to servicing our remaining book of in-force insurance, we face additional regulatory and operating risks that could reduce or eliminate the market value of our common stock.

If our business is limited to running-off our remaining book of in-force insurance, we will be subject to numerous additional risks, including the following:

•	Any liquidation or run-off plan would be subject to approval by the Illinois Department of Insurance and other state insurance regulatory authorities, whose focus would be on the protection of policyholders and not our stockholders. These authorities could impose significant restrictions on our operations, including more stringent financial reporting obligations and restrictions on the movement of funds from Triad to the holding company. Restrictions on the movement of funds to the holding company could adversely affect our ability to pay operating expenses and service our debt obligations.

•	In run-off, we would likely be unable to pay dividends to our stockholders until all claims of policyholders and other creditors have been satisfied or there are adequate funds, in the view of applicable insurance regulatory authorities, to make appropriate provisions for the satisfaction of such obligations. It could take many years before it would be possible to determine whether there are any funds available for distribution to stockholders and no assurance can be given that any such funds will be available.

•	If our actual claims and losses suggested that Triad were, or would become, insolvent, Triad would likely be placed in delinquency proceedings by the Illinois Department of Insurance. If Triad were placed in delinquency proceedings, it is unlikely that any funds would ever be available for distribution to stockholders.

•	If Triad were placed in delinquency proceedings by the Illinois Department of Insurance or if we were unable to pay our indebtedness or other obligations when due, we could be forced to seek protection from creditors under Chapter 11 of the United States Bankruptcy Code.

•	During run-off, the GSEs and our lender customers could have rights to transfer our remaining insurance in-force to other mortgage insurers on a selective basis, which could have a material adverse effect on our financial condition and results of operations.

•	During run-off, we would need to substantially reduce our general and administrative and operating expenses by, among other things, substantially reducing our employee headcount in order to conserve our financial resources. In addition, we might have difficulty retaining certain essential employees. The loss of certain employees could have an adverse effect on our ability to implement a successful run-off plan, increasing the possibility that we would ultimately be placed in delinquency proceedings.

•	If, as a result of a sustained low valuation in the market price for our common stock, we failed to satisfy applicable NASDAQ listing requirements, our common stock would be delisted. In that case, trading would be available only in over-the-counter markets and the liquidity of our shares would be adversely affected.

If further negative rating agency actions result in our inability to qualify as a Type 1 insurer under existing and proposed Fannie Mae guidelines, or as a Type I insurer under existing and proposed Freddie Mac guidelines, effectively we would be unable to write new business.

Fannie Mae and Freddie Mac have published guidelines that prescribe the requirements for a mortgage insurer to qualify as a Type 1 or Type I insurer, respectively (the highest levels recognized that enable the mortgage insurer to participate in all levels of activities). These guidelines provide that the mortgage insurer must be rated no lower than “AA-” by Fitch and S&P and “Aa3” by Moody’s. At December 31, 2007 Triad was rated “AA-” by both Fitch and S&P and “Aa3” by Moody’s, the lowest rating level allowed under published guidelines.

On February 14, 2008 Freddie Mac announced that it was suspending its Type II Insurer classifications, which are otherwise automatically applicable to mortgage insurers that are downgraded below “AA-” or “Aa3” by the rating agencies, provided the mortgage insurer commits to submitting a complete remediation plan within 90 days of the downgrade.

On February 26, 2008, Fannie Mae announced that in the event of a mortgage insurer credit downgrade by a rating agency below its eligibility thresholds, a current Type 1 insurer will not automatically be reclassified as a Type 2 insurer in the event of such a credit downgrade, provided that the mortgage insurer is in good standing with the agency’s requirements and submits a written remediation plan, together with supporting documentation, within 30 days of the adverse action.

Once a downgraded mortgage insurer submits a remediation plan, both Freddie Mac and Fannie Mae retain the right to determine, in their sole discretion, whether to accept such plan. If Triad were to be downgraded below “AA-” or “Aa3” by a rating agency, no assurance can be given that it would be in a position to take necessary corrective action or furnish an acceptable remediation plan, that the GSEs would approve any plan submitted or that Triad would maintain its status as a Type 1 or I insurer. As a result, lenders may limit the amount of mortgage insurance that they would place with Triad, which would significantly impair Triad’s ability to write new business and adversely affect its business and financial condition.

If our risk-to-capital ratio continues to increase, we could face adverse regulatory and rating agency action and be in violation of covenants in our credit agreements, which would adversely impact our ability to write new business.

At December 31, 2006, Triad’s risk-to-capital ratio was approximately 12.5-to-1. As a result of the growth in our risk in force coupled with our net loss in 2007, our risk-to-capital ratio grew to 20.5-to-1 at December 31, 2007. Most of the states that regulate us have general provisions that limit the risk-to-capital ratio to 25-to-1; however, some states have specific requirements depending on LTV and coverage percentages that may impose an even lower risk-to-capital ratio. Rating agencies generally utilize a risk-adjusted capital ratio that takes into consideration various portfolio characteristics; however, they monitor the overall risk-to-capital ratio as a general component of their overall ratings process. During the fourth quarter of 2007, the holding company contributed $50 million to

Triad, in part to ensure that the risk-to-capital ratio requirement of the holding company’s credit facility would be met. If we were to experience net losses for an extended period of time without an additional infusion of capital or a reduction in risk in force at the insurance company level, we could face negative regulatory and rating agency action that could limit or prevent Triad from writing new business.

If we fail to meet the various minimum required levels or maintain designated financial ratios detailed in the regulations of the states in which we write business, we could be declared to be in a hazardous financial condition, which could ultimately lead to restricting future business in those states.

Many states have separate safety and soundness regulations in addition to the risk-to-capital ratio. Some of these include minimum surplus levels, loss ratio and annual loss-to-surplus ratio, among others. Several states apply standard property and casualty benchmarks to our results that neglect to factor in the statutory contingency reserve, which is a part of our statutory capital. As a result of the September 30, 2007 statutory filings of Triad in which we had not yet released the contingency reserve back into surplus, several states sent inquiries to us requesting additional information and indicated that we could be placed in a hazardous condition status. This status designation means that our ability to write new business in those states may in the future be restricted or prohibited. If we are restricted or prohibited from writing future business in one or more states, lenders may not wish to continue to write business with us and our business, financial condition and results of operations may be adversely affected.

Changes in the business practices or legislation relating to Fannie Mae and Freddie Mac could significantly impact our business.

Fannie Mae and Freddie Mac are the beneficiaries of the majority of our policies, so their business practices have a significant influence on us. Changes in their practices could reduce the number of policies they purchase that are insured by us and, consequently, reduce our revenues. Some of Fannie Mae and Freddie Mac’s programs require less insurance coverage than they historically have required, and they have the ability to further reduce or eliminate coverage requirements, which would reduce demand for mortgage insurance and have a material adverse effect on our business, financial condition and operating results.

Fannie Mae and Freddie Mac also have the ability to implement new eligibility requirements for mortgage insurers and to alter or liberalize underwriting standards on low-down-payment mortgages they purchase, which thereby affect the quality of the risk and the availability of mortgage loans. Additionally, Fannie Mae and Freddie Mac can alter the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law, and the circumstances in which mortgage servicers must perform activities intended to avoid or mitigate loss on insured mortgages that are delinquent.

Fannie Mae and Freddie Mac have both recently announced temporary changes to permitted captive reinsurance cede rates and their mortgage insurer requirements. Recent legislation has temporarily increased the maximum GSE loan limits up to $729,750 in certain markets. The Office of Federal Housing Oversight recently announced that it was removing portfolio growth caps on the GSEs’ retained mortgage portfolios. We cannot predict the extent to which these or any new requirements that may be enacted will affect the operations of our mortgage insurance business, our capital requirements and our products.

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

Congress is currently considering proposed legislation relating to the regulatory oversight of the GSEs, their affordable housing initiatives, the GSEs’ products and marketing activities, the GSEs’ minimum capital standards, and their risk-based capital requirements. If adopted in its present form, OFHEO would be replaced by a new federal agency, the Federal Housing Enterprise Regulatory Agency, and its director would be given significant authority over the GSEs including, among other things, oversight of the operations of the GSEs and their capital adequacy and internal controls and new program approval. The proposed legislation encompasses substantially all of the operations of the GSEs and is intended to be a comprehensive overhaul of the existing regulatory structure. The proposed legislation could limit the growth of the GSEs, which could result in a reduction in the size of the mortgage insurance market. We do not know what form any such legislation will take if it is enacted or its impact, if any, on our financial condition and results of operations.

Fannie Mae and Freddie Mac are subject to having their charters temporarily or permanently changed by their regulators. The recent housing turmoil has prompted a number of actions by the federal government to support the housing market in general as well as specifically supporting distressed borrowers. However, we have yet to see any meaningful impact on our operations resulting from federal government actions or proposals. However, we have yet to see any meaningful impact on our operations resulting from federal government actions or proposals.

In addition, recent increases in the maximum loan amount or other features of the FHA mortgage insurance program can reduce the demand for private mortgage insurance and we have already seen evidence that the FHA mortgage insurance program is much more competitive with private mortgage insurance. Future legislative and regulatory actions could decrease the demand for private mortgage insurance, which could harm our financial condition and results of operations.

Risks Related to Economic Conditions

If deteriorating economic conditions alter the frequency and severity patterns utilized in our estimates for reserves for losses, we may be required to take additional charges to results of operations.

We calculate our best estimate of the reserve for losses to provide for the estimated costs of settling claims on loans reported in default, and loans in default that are in the process of being reported to us, as of the date of our financial statements. Our reserving process incorporates various components in a model that gives effect to current economic conditions and segment defaults by a variety of criteria. The criteria include, among others, policy year, lender, geography and the number of months and number of times the policy has been in default, as well as whether the defaults were underwritten as flow business or as part of a Primary or structured bulk transaction.

Frequency and severity are the two most significant assumptions in the establishment of our loss reserves. Frequency is used to estimate the ultimate number of paid claims associated with the current defaulted loans. The frequency estimate assumes that historical experience, taking into consideration criteria such as those described in the preceding paragraph, and adjusted for current economic conditions that we believe will significantly impact the long-term loss development, provides a reasonable basis for forecasting the number of claims that will be paid. An important consideration in determining the frequency factor is the cure rate. In general, the cure rate is the percentage of reported defaults that ultimately are brought current (1) through payments of all past due payments or (2) by disposing of the property securing the mortgage before foreclosure with no claim ever filed because the proceeds of the sale satisfied the mortgage. During 2007, our cure rate declined from historical levels as home prices declined and the ability to dispose of the property through a sale before foreclosure diminished. If our assumptions regarding anticipated cure rates as well as other considerations used in the frequency factor vary from those actually experienced in the future, actual paid claims on the existing delinquent loans may exceed the reserves that we have established and require an additional charge to results of operations.

Severity is the estimate of the dollar amount per claim that will be paid. The severity factors are estimates of the percentage of the risk in default that will ultimately be paid. The severity factors used in setting loss reserves are based on an analysis of the severity rates of recently paid claims, applied to the risk in force of the loans currently in default. An important component in the establishment of the severity factor is the expected value of the underlying home for loans in default compared to the outstanding mortgage loan amount. If our assumptions regarding anticipated house price depreciation as well as other considerations used in the severity factor vary from those actually experienced in the future, actual paid claims on the existing delinquent loans may exceed the reserves that we have established and require an additional charge to results of operations.

The frequency and severity factors are updated quarterly to respond to the most recent data. The estimation of loss reserves requires assumptions as to future events, and there are inherent risks and uncertainties involved in making these assumptions. Economic conditions that have affected the development of loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree. To the extent that possible future adverse economic conditions such as declining cure rates or declining housing prices alter those historical frequency and severity patterns, actual paid claims on the existing delinquent loans may be greater than the reserves that we have provided and require a charge to results of operations.

Consistent with industry practice, we provide reserves only for loans in default that have been reported to us rather than on our estimate of the ultimate loss. As such, our results of operations in certain periods could be disproportionately affected by the timing of reported defaults.

Reserves are provided for the estimated ultimate costs of settling claims on both loans reported in default and loans in default that are in the process of being reported to us. Generally accepted accounting principles preclude us from establishing loss reserves for future claims on insured loans that are not currently in default. We generally do not establish reserves until we are notified that a borrower has failed to make at least two payments when due. During 2007, the loans in default for which we provide reserves grew 91% to 12,749 at December 31, 2007. A prolonged deterioration of general economic conditions such as increasing unemployment rates or declining housing prices could adversely alter the historical delinquency patterns, resulting in an even larger percentage increase in the level of loans in default than experienced in 2007. An increase in the number of loans in default would require additional reserves and a charge to results of operations as they are reported to us.

During 2007 the United States housing market experienced a significant amount of home price depreciation, which had a direct negative impact on our loss reserves and paid claims during 2007. If home prices continue to decline on a more significant and larger geographic basis than experienced in 2007, we may incur a higher level of losses from paid claims and also be required to increase our loss reserves.

A component of our mitigation efforts on mortgage insurance claims is our option of paying the coverage percentage in full satisfaction of our obligations under the policy (full payment option) or paying off the entire loan amount and taking title to the mortgaged property underlying a defaulted loan (purchase option). The critical assumption behind the purchase option is that the property has appreciated in value since the loan was originated and that we will be able to recover some portion of amount at risk, through the acquisition and subsequent sale of the property. The purchase option proved successful during most of 2006 in mitigating losses, but was less successful in 2007. The S&P/Case-Shiller© Home Price Index for the 20-City Composite as of December 2007 indicated an annual 9.1% decline in home prices from one year ago, the largest annual decline since the index was first published. There were declines in every city comprising the index during the last several months of 2007, indicating that home price depreciation is not limited to several areas or locations in the United States. The assumptions utilized in our reserve methodology have factored in a certain amount of loss mitigation resulting from the utilization of the purchase option. If housing values fail to appreciate or decline on a more significant and larger geographic basis, the frequency of loans going into default and eventually to a paid claim could increase and our ability to mitigate our losses on defaulted mortgages may be further reduced, which could have a material adverse effect on our business, financial condition and operating results.

Because a significant portion of our business is sensitive to interest rates, a large increase in rates would cause higher monthly mortgage payments for borrowers that could potentially lead to a greater number of defaults, which would adversely impact our business.

At December 31, 2007, approximately 35% of our Primary risk in force and approximately 74% of our Modified Pool risk in force was comprised of adjustable-rate mortgage loans or ARMs. Monthly payments on these loans are altered periodically through an adjustment of the interest rate. Many ARMs have a fixed interest rate for a stated period of time, and accordingly, have not yet been subject to an interest rate adjustment. In periods of rising interest rates, a borrower’s monthly payment will increase. A large increase in interest rates over a short period of time could lead to “payment shocks” for borrowers that could potentially lead to more reported defaults.

At December 31, 2007, approximately 13% of both our Primary risk in force and our Modified Pool risk in force is comprised of pay option ARMs with the potential for negative amortization on the loan. These loans provide borrowers the option, for a stated period of time, to make monthly payments that do not cover the interest due on the loan. If the borrower chooses this payment option, the unpaid interest is added to the outstanding loan amount, which creates negative amortization. These pay option ARM loans may have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity through loan amortization as payments are made. We already have experienced a higher default rate on pay option ARMs than the remainder of our portfolio, even before many of these loans are scheduled to shift to amortizing payments. The risk of default may be further increased if the interest rate paid during the payment option period is significantly below current market rates. Additionally, the lack of long-term historical performance data associated with pay option ARMs across all market conditions makes it difficult to project performance and could increase the volatility of the estimates used in our reserve models. If interest rates increase and cause “payment shocks” to borrowers with ARMs, our default rate could increase, which could have a material adverse impact on our business, financial condition and operating results.

Geographic concentration of our risk in force in certain distressed markets has resulted in increased defaults and higher risk in default from the significantly larger loans in these states. Ongoing house price depreciation in these distressed markets could lead to further increases in reserves and paid claims ,which could further significantly impact negatively our financial performance.

At December 31, 2007, our risk in force for California, Florida, Arizona and Nevada, which we classify as “distressed markets,” represented approximately 32% of our total risk in force on a per policy basis. These distressed markets have experienced some of the most rapid home price depreciation in 2007 and disruption in the housing markets when compared to the rest of the country. These distressed markets represent 32% of our total risk in force at December 31, 2007. Moreover, they represented 47% of both our risk in default and our loss reserves. The default rate at December 31, 2007 in these distressed markets amounted to 5.7% compared to 3.5% for the remainder of our portfolio. If the housing markets continue to decline at a steep rate or for an extended period of time in these distressed markets, we could experience additional adverse effects on our operating results and financial condition due to the large concentration of our business in these distressed markets.

We experienced a significant increase in reported defaults and paid claims during 2007. If the pace of declining home prices and ongoing credit problems in the mortgage marketplace continues or remains unsettled, we anticipate an increased number of defaults and paid claims, which would have a negative impact on our results of operations.

Beginning in 2006 and accelerating in 2007, home prices in most geographic areas declined. Additionally, after several years of relaxed credit standards, lenders have generally tightened their credit guidelines. Many borrowers that had qualified for mortgages under less restrictive credit standards have found it difficult to meet their ongoing mortgage payments. Faced with declining home values and a tight market for credit, these borrowers often are unable to refinance or sell their homes. Resulting borrower defaults have contributed to our 91% increase in defaults during 2007. The default rates on the 2006 and early 2007 vintage years, which contain increased risk factors such as Alt-A and pay option ARMs, especially in the distressed market states of California, Florida, Arizona and Nevada, have been particularly high. These factors contributed significantly to the substantial increase in our reserves during the year and, if they continue, are expected to result in additional and significant increases in our reserves in the future.

The inability of borrowers to sell their homes or refinance their mortgages in the current environment has resulted in a greater percentage of defaulted loans becoming claims by lenders against mortgage insurers. As a result, we have lowered our assumptions regarding the cure rates for the purpose of our reserve models, which in turn has increased our frequency factor. The increase in the frequency factor was a significant reason for the increase in our reserves during the third quarter. If the factors described above continue, we expect further increases in actual defaults, further increases in our frequency factor and corresponding increases in our reserves that would significantly and adversely affect our results of operations.

If the facts and estimates underlying the assumptions that we utilized at December 31, 2007, to determine both if a premium deficiency reserve is necessary or to ensure that the DAC is recoverable against future profits change, we will need to adjust those assumptions in the future, which could result in the impairment of part or all of the DAC asset and require the establishment of a premium deficiency reserve, which would have a significant immediate adverse impact on results of operations.

The methodology used to assess whether a premium deficiency reserve is necessary or whether DAC is recoverable against future profits is essentially the same. We use a model that projects anticipated premiums, paid losses, and maintenance costs over the expected remaining life of the existing insurance in force portfolio to estimate the remaining net cash flow from the portfolio. To the extent the net cash flows plus recorded net reserves are positive there is no need for a premium deficiency reserve. Our assessment is performed on the entire in force portfolio as a whole based upon the homogenous performance of the various components of the portfolio to date. At December 31, 2007, our assessment indicated that no premium deficiency reserve was necessary and that DAC was recoverable against future profits.

The most significant assumptions that we make in this assessment are the persistency of the premium stream and the timing and severity of the paid losses. Each quarter, we will assess the need for a premium deficiency reserve on the remaining insurance in force. We will monitor the development of premiums, losses and expenses compared to our previous estimates and consider any variance from our prior estimates in making assumptions as to future results. Changes to any of these assumptions could have an effect on the determination of whether DAC is recoverable or a premium deficiency reserve needs to be recorded.

If the existing in force portfolio exhibits a significant amount of performance differentiation among the various products, we may need to segment the adversely performing product(s) in future periods for our assessment if a premium deficiency reserve is required. The breakout of adversely performing product(s) of the existing insurance in force would likely result in the need for a premium deficiency reserve on those product(s), which could have a significant immediate adverse impact on results of operations.

If we have an extended period of low mortgage interest rates, it could lead to increased refinancings that would have a negative impact on persistency, which could lead to reduced insurance in force and ultimately to reduced revenues.

Interest rates have been falling over the past several months and are widely expected to continue to fall and borrowers may take the opportunity to refinance their existing mortgages to receive a lower interest rate. Additionally, an extended period of low interest rates presents borrowers with an ARM product the opportunity to refinance to a fixed rate product. When borrowers refinance, our coverage terminates and we may or may not provide coverage on the refinanced loan, depending on many factors. An extended period of low mortgage interest rates could lead to increased refinancings, which would have a negative impact on persistency and could result in decreased revenues due to a reduction of insurance in force.

Risks Related to Products

The premiums we charge for mortgage insurance on non-prime loans, pay option ARMs and Alt-A loans may not be adequate to compensate for future losses from these products, especially under distressed conditions.

Over the past several years, the percentage of non-prime loans, pay option ARMs and Alt-A loans in our portfolio has grown significantly. On these non-prime loans, pay option ARMs and Alt-A loans, we charge an increased premium over prime, fixed rate and fully documented loans. The credit quality, loss development and persistency on these loans can vary significantly from our traditional prime loan business. For example, at December 31, 2007, the delinquency rate on the pay option ARMs was 6.4% compared to the entire portfolio (excluding pay option ARMs) of 3.8%. Additionally, the Alt-A loan portfolio at year end had a 7.2% delinquency rate compared to 3.1% for the remainder of our portfolio. We expect that we will continue to experience higher default rates for non-prime loans, Alt-A loans and pay option ARMs than for our prime fixed rate loans. Long-term historical performance data associated with non-prime loans, pay option ARMs and Alt-A loans across all market conditions, especially in the distressed markets, does not exist. We cannot be sure that the increased premiums that we apply to non-prime, pay option ARMs and Alt-A loans will adequately offset the associated risk, increased defaults and potentially larger amounts of claims, which could adversely impact our operating results.

A growing portion of our insurance in force consists of loans with high loan-to-value ratios, which could result in a greater number of defaults and larger claims than loans with lower loan-to-value ratios during periods of declining home prices.

At December 31, 2007, approximately 17% of our mortgage insurance in force consisted of insurance on mortgage loans with LTVs at origination greater than 95%. In periods of declining home prices, these loans have a greater propensity to default due to the limited equity investment of the borrower. Loans with greater than 95% LTV at origination have experienced a significantly greater default rate than lower LTVs as of December 31, 2007. Many of the high LTV loans also contain other risk factors such as geographic location in distressed markets and were originated with reduced documentation. Faced with mortgages that are greater than the value of the home, a number of borrowers are simply abandoning the property and walking away from the mortgage, without regard to their ability to pay. This limits the ability of the servicer to work with the borrowers to avoid defaults and foreclosure and increases the imbalance of the housing inventory for sale, which in turn further depresses home prices. If we are required to pay a claim on a high LTV loan, our loss mitigation opportunities are limited during periods of declining home prices and we generally are required to pay the full option payment, which is the highest amount that we could pay under our contracts with lenders. If we experience an increased default rate and paid claims on high LTV loans, our results of operations could be adversely affected.

Risks Related to Operations

Although we were successful in reducing our concentrations during 2007, our business remains concentrated among relatively few major lenders and our operating results could decline if we lose a significant customer.

Our mortgage originations continue to be concentrated within the Top 10 originators, which accounted for approximately 73% of our total originations during 2007 compared to approximately 80% in 2006. Our business remains dependent on a relatively small number of customers. Additionally, our top three lenders were responsible for approximately 54% of our Primary flow new insurance written during 2007 compared to approximately 65% in 2006. Further, one of the top three lenders representing over 20% of our flow NIW in 2007 filed for bankruptcy protection and is not currently originating any new loans. This concentration of business could increase as a result of announced consolidation in the lending industry or other factors. The loss of business from one or more of our major lenders in addition to the pending bankruptcy of a significant customer could have an adverse effect on our business, financial condition and operating results.

Our revenues and profits could decline if we lose market share as a result of industry competition or if our competitive position suffers as a result of our inability to introduce and successfully market new products and programs.

There are seven main mortgage insurance providers, of which we are the smallest. The mortgage insurance industry is highly dynamic and intensely competitive. The other private mortgage insurance providers are Mortgage Guaranty Insurance Corporation, Radian Guaranty Inc., PMI Mortgage Insurance Company, Genworth Financial Mortgage Insurance Company, United Guaranty Residential Insurance Company, and Republic Mortgage Insurance Company. All of these competitors are better capitalized than Triad and have lower risk-to-capital ratios. Two of these are subsidiaries of well-capitalized companies with stronger insurance financial strength ratings and greater access to capital than we have.

If we are unable to compete successfully against other private mortgage insurers, or if we experience delays in introducing competitive new products and programs or if these products or programs are less profitable than our existing products and programs, our production will suffer, which could ultimately lead to reduced revenue.

Because we generally cannot cancel mortgage insurance policies or adjust renewal premiums due to changing economic conditions, unanticipated defaults and claims could cause our financial performance to suffer significantly.

We generally cannot cancel the mortgage insurance coverage that we provide or adjust renewal premiums during the life of a mortgage insurance policy, even as economic factors change. As a result, the impact of unanticipated changes, such as the dramatic decline in home prices resulting in increased defaults and claims like those experienced in 2007, generally cannot be offset by premium increases on policies in force or cancellation of insurance coverage. The premiums we charge may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to our customers, especially in distressed financial markets. An increase in the number or size of unanticipated defaults and claims could adversely affect our financial condition and operating results because we could not cancel existing policies or increase renewal premiums.

Our loss experience is likely to increase as our policies continue to age.

Historically, we expect the majority of claims on insured loans in our current portfolio to occur during the second through the fifth years after loan origination. However, during 2007 we experienced an earlier default and claim pattern, with 60% of our risk in default at December 31, 2007 coming from the 2006 and 2007 vintage years. While we have experienced an earlier default rate among our most recent vintages, we are still experiencing the normal seasoning on our older vintage years that are now in the peak default and claim paying period. Total insurance written from the period of January 1, 2003 through December 31, 2006 (vintage years within the historical highest default and claim paying period) represented 62% of our risk in force as of December 31, 2007. Accordingly, a significant majority of our portfolio is in, or approaching, its peak claim years. We believe our loss experience is likely to increase as our policies age. If the claim frequency on our risk in force significantly exceeds the claim frequency that was assumed in setting our premium rates, our financial condition and results of operations could be adversely affected.

Our revenues and DAC amortization depend on the renewal of policies that may terminate or fail to renew with Triad.

The large majority of our premiums each month are derived from the monthly renewal of policies that we previously have written. Factors that could cause an increase in non-renewals of our policies include falling mortgage interest rates (which tend to lead to increased refinancings and associated cancellations of mortgage insurance), appreciating home values, which can lead to more refinances and mortgage insurance cancellations, and changes in the mortgage insurance cancellation requirements applicable to mortgage lenders and homeowners. During 2007, persistency increased to near record levels as home prices declined and borrowers found it increasingly difficult to refinance or sell their existing homes due to the illiquidity in the marketplace, which had a positive impact on earned premiums. In addition to the impact on earned premiums, the amount of DAC amortization expense would be adversely impacted if policies terminate at a rate faster than was originally estimated in our DAC models. A decrease in the length of time that our mortgage insurance policies remain in force reduces our revenues and could have an adverse effect on our business, financial condition and operating results.

Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.

A significant percentage of our new insurance written is underwritten pursuant to a delegated underwriting program. These programs permit certain mortgage lenders to determine whether mortgage loans meet our program guidelines and enable these lenders to commit us to issue mortgage insurance. We may expand the availability of delegated underwriting to additional customers. If an approved lender commits us to insure a mortgage loan, we may refuse to insure, or we may rescind coverage on that loan if the lender fails to follow our delegated underwriting guidelines. Even if we terminate a lender’s underwriting authority, we generally remain at risk for any loans previously insured on our behalf by the lender before that termination, absent fraud or other similar circumstances. The performance of loans insured through programs of delegated underwriting has not been tested over a period of extended adverse economic conditions, meaning that the program could lead to greater losses than we anticipate. If losses are significantly greater than anticipated, our delegated underwriting program could have a material adverse effect on our business, financial condition and operating results.

If we fail to properly underwrite mortgage loans when we provide contract underwriting services, we may be required to provide monetary and other remedies to the customer.

Under the terms of our contract underwriting agreements with certain lenders, we agree to indemnify the lender against losses incurred in the event that we make material errors in determining whether loans processed by our contract underwriters meet specified underwriting or purchase criteria, subject to contractual limitations on liability. As a part of the contract underwriting services, we provide monetary and other remedies to our customers in the event that we fail to properly underwrite a mortgage loan. As a result, we assume credit and interest rate risk in connection with our contract underwriting services. Worsening economic conditions, a deterioration in the quality of our underwriting services or other factors could cause our contract underwriting liabilities to increase and have an adverse effect on our financial condition and results of operations. Although we have established a reserve to provide for potential claims in connection with our contract underwriting services, we have limited historical experience that we can use to establish reserves for these potential liabilities, and these reserves may not be adequate to cover liabilities that may arise.

If the operating subsidiary, Triad, is prohibited from making interest payments on its $25 million surplus note to the holding company, then the holding company could be unable to make the required interest payments on its $35 million long-term debt outstanding.

Terms of the $25 million surplus note at Triad, the main operating subsidiary, restrict the accrual or payment of interest if the statutory surplus immediately before the scheduled interest payment is due falls below the level of the statutory surplus at origination of this loan. Statutory surplus is increased when the statutory contingency reserve is released under applicable regulations. In our September 30, 2007 statutory filings, we had not yet released the contingency reserve allowed to us due to the significant increase in our loss ratio. We released the contingency reserve in the December 31, 2007 statutory filings, which resulted in sufficient surplus that allowed for the accrual and payment of the interest on the $25 million surplus note. In addition to exceeding the required level of surplus, we must obtain approval to pay interest from our primary regulator, the Department of Insurance for the State of Illinois. If we are unable to obtain the approval from our primary regulator for the payment of interest on the surplus note or if we are unable to meet the required statutory surplus levels, then the holding company would only be able to meet its debt service requirements from its existing capital for a limited period of time and this could cause it to default on its existing long-term debt.

If many of our lender partners for which we have entered into risk-sharing agreements, such as captive reinsurance treaties, continue under financial stress for an extended period of time, then the ability of these lenders to meet their financial obligations under the captive reinsurance treaties may be limited to the trust balances maintained within the reinsurance structures, which could have an adverse impact on future results of operations.

Two of the 22 lenders for which we had established captive reinsurance programs are in bankruptcy, while several others are under financial duress. An integral component of the reinsurance treaties include trust balances, which remain under our control, to support a portion of the risk assumed by the reinsurer. As defaults increase and we reach the point where the attachment point is exceeded for individual vintage years, we cede reserves to the captive. When reserves are initially ceded to the captive, the requirement for additional trust balances generally increases. When the need for additional trust balances cannot be met through ceded reinsurance premiums, then additional capital contributions would be required by the lender. The ability of the lenders that are currently under financial duress to meet their future financial obligations under the captive reinsurance agreements beyond the trust balances may be limited, which could have an adverse impact on future results of operations. If for any reason a lender is unable to fund its reinsurance obligations, Triad would remain obligated to pay the claims, which would increase our losses.

If we are unsuccessful in our litigation with a bankrupt former lender over our ability to rescind or deny coverage for certain loans due to program violations or fraud, this could have an adverse impact on future results of operations.

We have been sued related to our rescission of or denial of coverage for loans originated by a bankrupt lender. The plaintiffs are debtors and debtors in possession in Chapter 11 cases pending in the U.S. Bankruptcy Court. The lawsuit is an action for breach of contract and declaratory judgment. The basis for the complaint’s breach of contract action is the cancellation by us of our certification of the bankrupt lender’s coverage on 14 loans due to irregularities that we uncovered following the submission of claims for payment and that existed when the bankrupt lender originated the loans. The complaint alleges that our actions caused the bankrupt lender to suffer a combined net loss of not less than approximately $1.1 million and seeks monetary damages and a declaratory judgment. We have identified additional program violations or instances of suspected fraud; however, we have not rescinded or denied coverage for additional loans since the lawsuit was filed as we attempt to research and clarify all of the facts. We expect to rescind or deny coverage for additional loans originated by the bankrupt lender and we intend to contest the lawsuit vigorously. If we are unsuccessful in our litigation and we are prohibited from rescinding or denying coverage due to program violations or fraud, it could have a significant adverse impact on our future results.

If the financial strength ratings of the financial guarantors that enhance a significant portion of our investment portfolio are lowered, that could limit the ability to sell affected bonds and could be indicative of a permanent impairment, which could have an adverse impact on our future results of operations.

At December 31, 2007, approximately 77% of our municipal bond portfolio contained credit enhancements through financial guaranty companies resulting in an overall “AAA” rated portfolio. Most of the financial guaranty companies have recently come under significant financial pressure. A downgrade of the financial guaranty company would have the impact of lowering the rating of the individual municipal bonds in our portfolio. These lower rated bonds may be less attractive in the marketplace and their market value could be materially diminished. Additionally, our ability to sell the lower rated bonds, if necessary, at a price that recoups our cost could also be lessened. Further, if we determine that the bond has been other than temporarily impaired, we will be required to write it down and charge our results of operations.

If the lenders are unwilling or unable to continue our relationship going forward due to recent guideline changes and limitations imposed by us during the fourth quarter of 2007, then our future production could suffer and it could have a negative impact on future revenue and results of operations.

As part of our new underwriting guidelines instituted in the fourth quarter of 2007, we have limited the production of certain lenders from both a geographic and product standpoint. In some cases, our guidelines could no longer support all of the products offered by various lenders. Many lenders utilize allocation percentages to different mortgage insurers to avoid concentrations and adjust these allocations from time to time. If we are unable to support specific products offered by the lender, then we are at risk that our allocation could be lowered or eliminated completely. If the lenders are unwilling or unable to continue our relationship going forward, then our production and future operating results could suffer.

If we cannot reduce operating costs to meet the anticipated reduced production and in force amounts, then we may be unable to compete effectively with other mortgage insurers.

Our underwriting guideline changes reduced production in the fourth quarter of 2007 and early 2008. Although persistency remained near all-time high levels during 2007, a prolonged decline in production would eventually result in a lower insurance in force. The cost structure in place for the Company at December 31, 2007 was established with expectations of ongoing growth and increased production. Since year-end, we have reduced our sales staff as well as closed most of our underwriting offices. If we are unable to match our reductions in operating costs in a manner that would result in an expense ratio at or below that experienced in 2007, then we may not be competitive with other mortgage insurers.

Loan servicers have recently experienced a significant increase in their workload due to the rapid growth in defaults and foreclosures. If the loan servicer fails to act proactively with delinquent borrowers in an effort to avoid foreclosure, then the number of delinquent loans eventually going to claim status could increase.

The loan servicer maintains the primary contact with the borrowers throughout the life of the loan and we can become involved with any potential loss mitigation only with permission from the servicer. During periods of declining home prices and increased delinquencies, such as that currently being experienced in the mortgage business, it is important to us that the servicer be proactive in dealing with borrowers rather than simply allowing the loan to go to foreclosure. Historically, when a servicer becomes involved at an earlier stage of delinquency with workout programs and credit counseling, there is a greater likelihood that the loan will not go to foreclosure and we will not be forced to pay a claim. During periods of increased delinquencies, it becomes extremely important that the servicer be properly staffed and trained to assist borrowers to avoid foreclosure. From our perspective, it is also extremely important to involve us as part of the loss mitigation effort as early as possible. If some of the loan servicers do not properly staff and train their personnel or enlist our assistance in loss mitigation efforts, then the number of loans going to foreclosure may increase, resulting in a greater number of claims and/or a larger amount that we are required to pay, which will have an adverse impact on our future operating results.

If we fail to obtain additional capital resources or if losses continue for an extended period of time and the outlook for mortgage insurers remains uncertain, then we may be unable to retain key personnel from moving to other industries that may appear to offer a more promising outlook.

We have taken actions to reduce underwriting offices and personnel in response to the turbulent state of the current mortgage marketplace and our significant operating losses during 2007. Recent capital enhancement efforts have introduced some level of uncertainty among employees. Additionally, the outlook for mortgage insurers remains uncertain, and we may be unable to retain key personnel from moving to other industries that may offer better short-term opportunities and a more promising outlook. The loss of any key personnel could limit our ability to execute key strategic plans, including enhancement of our capital resources.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s principal executive offices are located at 101 South Stratford Road, Winston-Salem, NC 27104. This five-story office building totals 79,254 square feet and the Company currently leases approximately 66,200 square feet under a lease that will expire in 2012. A majority of staff functions are located within this office complex.

The Company leases office space for its eight underwriting offices located throughout the country under leases expiring between 2008 and 2009, as well as office space in Toronto, Canada for its Canadian operations under a lease expiring in 2009. In the fourth quarter of 2007, the Company suspended its expansion efforts in Canada and in the first quarter of 2008, the Company took steps to close four of its underwriting offices, with corresponding reductions to its sales staff. The Company is seeking a purchaser for its Canadian operations and is pursuing subleases for all underwriting offices that were closed.

With respect to all remaining facilities, the Company either has renewal options or believes it will be able to obtain lease renewals on satisfactory terms. The Company believes its remaining existing properties are well utilized and are suitable and adequate for its present circumstances.

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

On November 5, 2007, American Home Mortgage Investment Corp. and American Home Mortgage Servicing, Inc. filed a complaint against Triad Guaranty Insurance Corp. in the U.S. Bankruptcy Court for the District of Delaware. The plaintiffs are debtors and debtors in possession in Chapter 11 cases pending in the U.S. Bankruptcy Court. The lawsuit is an action for breach of contract and declaratory judgment. The basis for the complaint’s breach of contract action is the cancellation by us of our certification of American Home Mortgage’s coverage on 14 loans due to irregularities that we uncovered following the submission of claims for payment and that existed when American Home Mortgage originated the loans. The complaint alleges that our actions caused American Home Mortgage to suffer a combined net loss of not less than $1,132,105.51 and seeks monetary damages and a declaratory judgment. We expect to rescind or deny coverage for additional loans originated by American Home Mortgage and we intend to contest the lawsuit vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

The Company’s common stock trades on The NASDAQ Global Select Market® under the symbol “TGIC.” At December 31, 2007, 14,920,243 shares were issued and outstanding. The following table sets forth the high and low sales prices of the Company’s common stock as reported by NASDAQ during the periods indicated.

	2007		2006
	High	Low	High	Low

First Quarter	$58.62	$39.31	$47.25	$41.50
Second Quarter	$47.35	$38.45	$57.87	$45.50
Third Quarter	$41.05	$14.84	$53.43	$45.20
Fourth Quarter	$20.63	$5.50	$57.66	$48.91

Holders

As of February 29, 2008, the number of stockholders of record of the Company’s common stock was approximately 313. In addition, there were an estimated 5,700 beneficial owners of shares held by brokers and fiduciaries.

Dividends

Payments of future dividends are subject to declaration by the Company’s Board of Directors. The dividend policy is dependent on the ability of Triad to pay dividends to the parent company and is also restricted by covenants contained in the credit agreement. Currently, there are no intentions to pay dividends. See “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of dividend payment restrictions.

Issuer purchases of equity securities and unregistered sales of equity securities

None.

Item 6.	Selected Financial Data

	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)

Income Statement Data (for period ended):
Premiums written:
Direct	$339,007	$256,706	$207,260	$176,696	$154,046
Ceded	(55,784)	(46,140)	(40,644)	(35,365)	(27,310)

	$283,223	$210,566	$166,616	$141,331	$126,736

Earned premiums	$278,900	$210,856	$168,997	$140,992	$119,732
Net investment income	32,936	26,696	22,998	19,754	17,082
Net realized gains (losses)	(3,049)	1,584	36	504	3,029
Other income	8	8	15	16	24

Total revenues	308,795	239,144	192,046	161,266	139,867
Net losses and loss adjustment expenses	372,939	94,227	66,855	35,864	23,833
Interest expense on debt	4,375	2,774	2,773	2,772	2,772
Amortization of deferred acquisition cost	18,497	16,268	14,902	14,256	18,112
Other operating expenses (net of acquisition cost deferred)	43,628	35,556	29,610	26,483	22,776

(Loss) income before income taxes (benefit)	(130,644)	90,319	77,906	81,891	72,374
Income taxes (benefit)	(53,186)	24,684	21,093	23,474	21,283

Net (loss) income	$(77,458)	$65,635	$56,813	$58,417	$51,091

Basic (loss) earnings per share	$(5.22)	$4.44	$3.87	$4.04	$3.57
Diluted (loss) earnings per share	$(5.22)	$4.40	$3.84	$3.98	$3.52
Weighted average common and common share equivalents outstanding
Basic	14,829,205	14,769,859	14,691,478	14,458,453	14,322,216
Diluted	14,829,205	14,912,519	14,808,387	14,681,228	14,509,538
Balance Sheet Data (at year end):
Total assets	$1,132,853	$895,631	$767,503	$672,035	$575,579
Total invested assets	$784,539	$607,312	$547,019	$476,913	$399,571
Reserve for losses and loss adjustment expenses	$359,939	$84,352	$51,074	$34,042	$27,186
Unearned premiums	$17,793	$13,193	$13,494	$15,942	$15,630
Revolving line of credit	$80,000	$—	$—	$—	$—
Long-term debt	$34,519	$34,510	$34,501	$34,493	$34,486
Stockholders’ equity	$498,851	$570,224	$499,191	$437,343	$369,930
Statutory Ratios (1):
Loss ratio	133.9%	44.7%	39.6%	25.4%	19.9%
Expense ratio	19.7%	23.4%	25.2%	29.4%	33.0%
Combined ratio	153.6%	68.1%	64.8%	54.8%	52.9%
GAAP Ratios:
Loss ratio	133.7%	44.7%	39.6%	25.4%	19.9%
Expense ratio	21.9%	24.6%	26.7%	28.8%	32.3%
Combined ratio	155.6%	69.3%	66.3%	54.2%	52.2%
Other Statutory Data (dollars in millions)(1):
Direct insurance in force	$68,228	$56,828	$44,407	$36,827	$31,748
Direct risk in force (gross)	$12,937	$9,441	$8,016	$7,627	$7,024
Risk-to-capital	20.5:1	12.5:1	12.6:1	14.0:1	15.3:1

(1)	Based on statutory accounting practices and derived from combined statutory financial statements of Triad.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide information that the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial position, results of operations and cash flows and should be read in conjunction with the Consolidated Financial Statements and Notes contained herein. In addition, the current negative market conditions in the home mortgage and residential housing markets are unprecedented from an historical standpoint and have subjected our business, financial condition and results of operations to substantial risks, many of which are summarized under “Risk Factors” above, which should be read in conjunction with the following discussion.

Certain of the statements contained herein, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are different than anticipated, legislative developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity, as well as the factors described in the “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” section below with respect to forward-looking statements contained herein.

Overview

Through our U.S. subsidiaries, we provide Primary and Modified Pool mortgage guaranty insurance coverage to residential mortgage lenders and investors as a credit-enhancement vehicle. We classify insurance as Primary when we are in the first loss position and the LTV is 80% or greater when the loan is first insured. We classify all other insurance as Modified Pool. The majority of our Primary insurance is delivered through the flow channel, which is defined as loans originated by lenders and submitted to us on a loan-by-loan basis. We have also historically provided mortgage insurance to lenders and investors who seek additional default protection (typically secondary coverage or on loans for which the individual borrower has greater than 20% equity), capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. These transactions are referred to as our structured bulk channel business. Those individual loans in the structured bulk channel in which we are in the first loss position and the LTV ratio is greater than 80% are classified as Primary. All of our Modified Pool insurance is delivered through the structured bulk channel. We do not expect any significant production of Modified Pool or Primary bulk business from the structured bulk channel in 2008. Our Canadian subsidiary was formed in 2007 for the express purpose of exploring the opportunities of providing mortgage insurance in Canada, but did not write any business and only had start up expenses in 2007. We suspended our Canadian expansion efforts in the fourth quarter of 2007 and we do not expect to write any business through our Canadian subsidiary.

Our revenues principally consist of (a) initial and renewal earned premiums from flow business (net of reinsurance premiums ceded as part of our risk management strategies), (b) initial and renewal earned premiums from structured bulk transactions, and c) investment income on invested assets. We also realize investment gains, net of investment losses, periodically as a source of revenue when the opportunity presents itself within the context of our overall investment strategy.

Our expenses essentially consist of (a) amounts paid on claims submitted, (b) changes in reserves for estimated future claim payments on loans that are currently in default, (c) general and administrative costs of acquiring new business and servicing existing policies, (d) other general business expenses, (e) interest expense on long-term debt and line of credit, and (f) income taxes.

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

Consolidated Results of Operations

Following is selected financial information for the last three years:

				%Change	%Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in thousands, except per share data)

Earned premiums	$278,900	$210,856	$168,997	32.3%	24.8%
Net losses and loss adjustment expenses	372,939	94,227	66,855	295.8	40.9
Other operating expenses	43,628	35,556	29,610	22.7	20.1
Net (loss) income	(77,458)	65,635	56,813	(218.0)	15.5
Diluted (loss) earnings per share	$(5.22)	$4.40	$3.84	(218.7)%	14.6%

A substantial increase in the reserve for losses and LAE in 2007 was primarily responsible for our net loss for 2007. The increase in the reserves was directly related to the growth in the number of reported loans in default as well as an increase in the frequency and severity factors utilized in the reserve model. Additionally, the changing characteristics of the loans entering the default pool, with new defaults having substantially higher average risk per loan than a year ago, has contributed to the increase in reserves. These factors have been especially evident in (i) distressed markets (California, Florida, Arizona and Nevada), (ii) the development of the 2006 and 2007 books of business, (iii) our Primary bulk business written in 2007, which is showing a significant amount of early payment defaults and has a significant amount of high LTV loans, and (iv) our recent Modified Pool business, which also has exhibited a significant amount of early payment defaults. At December 31, 2007 distressed markets accounted for 32% of the total risk in force but represented 47% of both the risk in default and reserves. At December 31, 2006, distressed markets accounted for 31% of the total risk in force, but represented only 18% of the risk in default and 14% of reserves. These distressed markets contributed $156 million, or 57%, of the total reserve increase experienced in 2007, compared to $8 million, or 24%, of the total reserve increase experienced in 2006.

Net losses and LAE for the year ended December 31, 2007 increased $278.7 million compared to the year ended December 31, 2006. Loss and LAE reserves increased by $276 million during the year, driven by a 91% increase in the number of loans in default for which we provide a reserve and a 48% increase in the average risk in default on those loans. In addition to the substantial increase in reserves, there was also strong growth of paid losses in both total dollars and the average paid loss severity. Paid losses of $100.6 million for 2007 were up $41.6 million, or 70%, as compared to 2006. Average paid loss severity was $44,800 as of December 31, 2007, compared to $27,900 as of December 31, 2006. The increase in average paid severity is primarily the result of a higher percentage of claims from the more recent vintage years, which reflect larger loan balances, and a decline in our ability to mitigate losses.

Earned premiums for 2007 grew significantly when compared to 2006, principally due to growth in Primary insurance in force. Total insurance in force grew by $11.4 billion, or 20.1%, as a result of total NIW of $2.7 billion and a total annual persistency rate of 81.9%.

Other operating expenses for 2007 increased over 2006 due to organizational changes and staff additions to support our growth and strategic initiatives, including expenses associated with entering the Canadian market. We incurred approximately $3.3 million of expenses in 2007 relating to our start-up operations in Canada.

The change in diluted (loss) earnings per share for 2007 from 2006 was consistent with the change in our operating results. The denominator used in calculating diluted loss per share for 2007 shown above excludes exercise of options and unvested restricted stock, which is required when a loss from operations is being reported or the result would otherwise be antidilutive. Realized investment gains (losses), net of taxes, decreased diluted loss per share in 2007 by $0.13, increased diluted earnings per share in 2006 by $0.07 and had no impact on diluted earnings per share in 2005. Diluted realized gains and losses per share is a non-GAAP measure. We believe this is relevant and useful information to investors because, except for write-downs on other-than-temporarily impaired securities, it shows the effect that our discretionary sales of investments had on results of operations.

We describe our results of operations in greater detail in the discussion that follows. The information is presented in four categories: Production; Insurance and Risk In Force; Revenues; and Losses and Expenses.

Production

Below is a summary of new production:

				% Change	%Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in millions)

Primary insurance written:
Flow	$15,861	$10,962	$10,456	44.7%	4.8%
Structured bulk	3,723	1,126	32	230.6	3,418.8

Total Primary insurance written	$19,584	$12,088	$10,488	62.0	15.3
Modified Pool insurance written	3,331	12,672	10,681	(73.7)	18.6

Total insurance written	$22,915	$24,760	$21,169	(7.5)%	17.0%

Total NIW decreased slightly during 2007, however, 69% of total NIW that was written in 2007 was written in the first two quarters, with 19% and 12%, respectively, coming in the third and fourth quarters of 2007. Primary flow NIW increased $4.9 billion for 2007 compared to 2006, however 60% of the increase for 2007 was written in the first half of the year and, similar to total NIW, declined in the third and fourth quarters of 2007. We believe it is likely that Primary flow NIW will continue to decline into 2008 for a variety of reasons including those described below:

•	American Home Mortgage Corp. (“AHM”) was our second largest customer for 2007, contributing $3.2 billion, or 21% of our total Primary flow NIW. AHM filed for protection under Chapter 11 of the U.S. Bankruptcy Code during the third quarter of 2007 and, as a result, provided extremely limited production during the second half of 2007. We do not anticipate any further production from AHM. The AHM bankruptcy, coupled with contractions in personnel and a reduction in production by two of our other large lender customers due to the unsettled nature of the mortgage marketplace, negatively impacted production for the second half of 2007. We expect that we will see further reductions in production in 2008.

•	At December 31, 2007, our risk to capital ratio was 20.5-to-1 compared to 12.5-to-1 at December 31, 2006. The maximum risk to capital ratio permitted by most states is generally 25.0-to-1. In addition, we are subject to a maximum risk to capital ratio of 22.1-to-1 under our $80 million credit facility. Our risk to capital ratio has been increasing over the last several quarters, partially as the result of operating losses during the third and fourth quarters of 2007. In order to manage our risk to capital ratio in this environment, we are carefully monitoring the writing of new business and allocating our capital against what we believe to be the most promising opportunities. This allocation of capital is expected to further limit the amount of future production.

•	We discontinued a special lender-paid program at the end of the second quarter that had been responsible for approximately $600 million of NIW per quarter for each of the first two quarters of 2007 and the last quarter of 2006.

•	For the twelve months ended December 31, 2007, our exposure to loans with LTVs of greater than 95% represented 32.6% of Primary NIW. As noted above, we are reducing the risk in our portfolio through tightened underwriting guidelines and are limiting our exposure to loans with LTVs of greater than 95%. Our focus on quality through tightened underwriting guidelines has resulted, and we expect will continue to result, in the elimination of certain mortgage lenders with which we had historically done business and a reduction in volume from other lenders with which we continue to do business.

Bulk insurance is a term that describes Primary and Modified Pool mortgage insurance written for a group of loans that is generally securitized in the secondary market. Mortgage insurance provides loss protection to the issuer and thus increases the credit rating and pricing of the securitization. In the Primary bulk channel, we recorded $3.7 billion of NIW in 2007, much of which was attributable to a forward commitment created in the fourth quarter of 2006. A large percentage of the loans contained in this single transaction had loan amounts in excess of $500,000 with LTVs greater than 95%. We do not expect any further production in the Primary bulk channel for the foreseeable future.

Structured bulk transactions, which include both Primary and Modified Pool, are likely to vary significantly from period to period due to (a) the limited number of transactions occurring in this market, (b) the larger size of such transactions compared with Primary insurance, (c) the level of competition from other mortgage insurers, (d) the relative attractiveness in the marketplace of mortgage insurance versus other forms of credit enhancement, and (e) the changing loan composition and underwriting criteria of the market. During the second half of 2007, we viewed the structured bulk market as unsettled, with a wide variety of products that did not meet our criteria and a lack of clear direction in spreads and pricing. In this environment, we chose to decrease our participation in structured bulk transactions and we do not expect any further production of Modified Pool NIW in 2008.

The following table provides estimates of our national market share of NIW, using MICA definitions, through our flow and structured bulk channels based on information available from MICA and other public sources for the years ended December 31, 2007, 2006, and 2005:

Market Share by Channel	2007	2006	2005

Flow channel	5.6%	6.3%	5.7%
Structured bulk channel	9.7%	14.5%	11.5%
Total	6.4%	9.1%	7.5%

Our total market share declined in 2007 due primarily to our decision to exit the structured bulk market during the second quarter. In addition, our flow market share declined in 2007 primarily due to the termination of two lender paid programs and the termination of production from AHM in the third quarter of 2007.

According to estimates published by Fannie Mae, the overall mortgage loan origination market for 2007 declined approximately 14%, and is estimated to decline another 21% in 2008. The housing market continued to slow throughout 2007, as evidenced by reduced sales of new and existing homes, near record high levels of unsold inventories in many markets and a general decline in home prices. Fannie Mae predicts total home sales to decline by 15% in 2007, and another 13% in 2008. A significant contributor to the decline in mortgage originations in the second half of 2007 was the liquidity crisis that developed in the secondary markets, which prevented many mortgage originators from selling their loans in the secondary markets. This development contributed to the failure of a number of large national lenders and has negatively altered the outlook for mortgage originations for the foreseeable future.

Many lenders have significantly reduced their emphasis on simultaneous seconds or “piggyback” mortgage products, which has created an opportunity for increased penetration of mortgage insurance in loan originations. However, these piggyback mortgage products have been replaced by products with greater than 95% LTV, which contains a higher amount of risk. These products present a higher level of risk as home values have declined, especially in the soft market areas where home values have declined at a more rapid pace. Evidence exists that important positive changes in the market are emerging, including the development of a more stringent and pragmatic underwriting environment.

In addition, we have further tightened our underwriting guidelines to help limit our exposure to high LTV loans, especially in the distressed markets that have experienced the greatest decline in home prices. We have limited the amount of reduced documentation loans that we are willing to underwrite. We are also reducing our dependence on certain significant customers and are expanding existing relationships with customers that we believe share our focus on quality. Our enhanced quality standards will cause us to forgo some volume opportunities.

As part of our overall risk management, we monitor various risk characteristics in both our Primary and Modified Pool NIW. The following three tables detail certain risk characteristics — credit quality, loan type and LTV — of our Primary NIW during the respective periods.

One of the risk characteristics that we pay particular attention to is credit quality. We have defined Alt-A as individual loans having FICO scores greater than 619 and that have been underwritten with reduced or no documentation. A-Minus is defined as loans having FICO scores greater than 574, but less than 620. We have defined sub prime loans as those with credit scores less than 575. The following table summarizes the credit quality characteristics of our Primary NIW production during each of the last three years:

Credit Quality of Primary NIW	2007	2006	2005

Prime	67.5%	68.4%	76.1%
Alt-A	29.2%	29.2%	18.3%
A-Minus	2.9%	2.1%	4.3%
Sub Prime	0.4%	0.3%	1.3%

Total	100.0%	100.0%	100.0%

The following table summarizes the loan type characteristics of our Primary NIW production for the past three years. The increase in loans with fixed rates in 2007 reflects the conversion of ARM products to more predictable fixed-rate loan products. Most of the potentially negative amortization loan types were the result of production in the first two quarters of 2007. Production from this type of product had declined to less than 3% by the fourth quarter of 2007.

Loan Type of Primary NIW	2007	2006	2005

Fixed	64.8%	58.1%	62.9%
ARM (positive amortization)	19.4%	14.3%	25.0%
ARM (potential negative amortization)	15.8%	27.6%	12.1%

Total	100.0%	100.0%	100.0%

Adjustable rate mortgages that include a feature allowing for a potential negative amortization (“PNAMs”) declined significantly in 2007. An inherent risk in a PNAM loan is the scheduled milestone in which the borrower must begin making amortizing payments. These payments can be substantially greater than the minimum payments required before the milestone is met. While most of these PNAMs have interest rates that will reset on an annual basis, these loans do not have scheduled payment increases until later years, so the borrower has not been required to make an increased payment or to refinance, adding uncertainty and potential risk to this product. We limited our exposure to PNAMs by reducing the number of PNAMs for which we provide insurance in the third quarter of 2007. We also announced guideline changes to eliminate mortgage insurance eligibility on PNAMs in the fourth quarter of 2007. PNAM loans have experienced a higher delinquency rate than that of the remaining portfolio.

Another risk characteristic that we consider in our underwriting guidelines is the LTV of the loan. The following table summarizes the percentage of our Primary production by LTV for 2007, 2006 and 2005:

Loan to Value of Primary NIW	2007	2006	2005

Greater than 95%	32.6%	15.5%	12.4%
90.01% to 95.00%	23.8%	23.9%	35.5%
90.00% and below	43.6%	60.6%	52.1%

Total	100.0%	100.0%	100.0%

The above table indicates a significant increase in the Primary production of NIW on loans with LTV greater than 95%. These loans are coming from both the flow and bulk channels. We believe many of the greater than 95% loans are the result of lenders turning away from “piggyback” or simultaneous second mortgages in favor of a loan product that has a higher LTV ratio. The majority of Primary bulk transactions that were included in 2007 NIW consisted of loans that were greater than 95% LTV, which impacted the overall Primary stratifications by LTV as shown above.

Almost all of the Modified Pool NIW over the last three years has been in the Alt-A credit quality classification. The risk associated with our Modified Pool NIW certificates differs from Primary NIW in that Modified Pool structures in which we participate generally include either loans that have Primary coverage by other insurers in front of our risk or loans that are originally written with an LTV lower than 80%, some of which may have a simultaneous second mortgage precipitating the lower LTV. The 2006 and 2007 structured bulk transactions that are classified as Modified Pool, while similar in many risk characteristics when compared to earlier years, have exhibited an earlier and greater default pattern in the early stages of development.

Insurance and Risk in Force

The following table provides detail on our direct insurance in force at December 31, 2007, 2006, and 2005:

				% Change	% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in millions)

Primary insurance:
Flow primary insurance	$41,840	$32,779	$29,364	27.6%	11.6%
Structured bulk insurance	4,525	1,330	428	240.2	210.7

Total Primary insurance	46,365	34,109	29,792	35.9	14.5
Modified pool insurance	21,863	22,719	14,615	(3.8)	55.4

Total insurance	$68,228	$56,828	$44,407	20.1%	28.0%

Our Primary insurance in force grew in 2007 and in 2006 as a result of significant production during those years and improved persistency rates. Primary insurance annual persistency improved to 81.4% at December 31, 2007 compared to 76.6% at December 31, 2006 and 70.0% at December 31, 2005. We anticipate that persistency rates will be maintained near current levels for 2008 based upon the slowdown of the existing housing and mortgage markets. However, persistency could be adversely affected if interest rates decline significantly and the housing and mortgage markets begin to improve. Furthermore, if persistency were to decline, the decline may be concentrated in areas experiencing economic expansion and home price appreciation but may not decrease or may not decrease to the same degree in areas experiencing economic contraction and declining home prices. As a result, our remaining insurance in force would be more heavily concentrated in higher risk areas, areas experiencing economic contraction and declining home prices.

The following tables provide information on selected risk characteristics of our business based on risk in force at December 31, 2007, 2006 and 2005. Risk in force is the total amount of coverage for which we are at risk under our certificates of insurance. The following is a list of what we believe are important indicators of increased risk that are present in our risk in force as of December 31, 2007:

•	A decline in the percentage of business defined as prime credit quality;

•	An increase in the percentage of Alt-A business;

•	An increase in Primary LTV greater than 95%;

•	An increase in PNAM loan types;

•	An increase in condominium property types;

•	A decline in Primary residence occupancy status;

•	A growing percentage of loans in excess of $250,000;

•	A greater concentration of risk in distressed market states; and

•	The presence of multiple risk factors on a single insured loan.

Risk in Force(1)

	Primary			Modified Pool
	2007	2006	2005	2007	2006	2005
	(Dollars in millions)

Direct Risk in Force	$12,136	$8,652	$7,471	$913	$890	$616
Net Risk In Force	11,166	7,824	6,767	801	789	545
Credit Quality:
Prime	74.4%	80.2%	84.2%	27.9%	30.5%	32.8%
Alt-A	21.9	15.7	10.8	71.3	68.5	65.9
A-Minus	3.2	3.5	4.2	0.7	0.8	1.1
Sub Prime	0.5	0.6	0.8	0.1	0.2	0.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LTV:
Greater than 95%	25.7%	16.6%	14.3%	—%	—%	—%
90.01% to 95.00%	32.5	37.1	41.9	0.3	0.3	0.5
90.00% and below	41.8	46.3	43.8	99.7	99.7	99.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Loan Type:
Fixed	64.7%	68.9%	73.3%	26.2%	30.8%	39.9%
Interest Only	10.7	5.9	3.0	23.3	24.5	26.7
ARM (amortizing) fixed period 5 years or greater	9.4	9.4	11.9	31.4	27.2	25.3
ARM (amortizing) fixed period less than 5 years	2.4	4.5	7.8	6.1	4.5	8.1
ARM (potential negative amortization)	12.8	11.3	4.0	13.0	13.0	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Property Type:
Condominium	10.4%	9.6%	7.8%	9.4%	8.0%	5.9%
Other (principally single-family detached)	89.6	90.4	92.2	90.6	92.0	94.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Occupancy Status:
Primary residence	87.7%	89.4%	91.9%	73.5%	73.7%	74.2%
Secondary home	7.9	7.4	4.6	6.2	6.2	5.7
Non-owner occupied	4.4	3.2	3.5	20.3	20.1	20.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Mortgage Amount:
$0 — $50,000	0.9%	1.2%	1.5%	0.5%	0.6%	0.8%
$51,000 — $100,000	9.7	13.2	16.1	5.4	6.0	8.1
$100,001 -$250,000	52.0	57.1	63.0	45.6	47.4	54.9
$250,001 -$500,000	31.5	24.2	18.3	42.1	39.9	35.6
Over $500,000	5.9	4.3	1.1	6.4	6.1	0.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Market Status:
Distressed market states (AZ, CA, FL, NV)	27.0%	16.3%	11.6%	47.9%	46.5%	27.3%
Non-distressed market states	73.0	83.7	88.4	52.1	53.5	72.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Percentages represent distribution of direct risk in force on a per policy basis and do not account for applicable stop-loss amounts or deductibles on Modified Pool.

The above table reflects that certain indicators of increased risk continue to grow as a percentage of our risk in force, consistent with a general shift to these products and risk characteristics in the overall mortgage industry. While we have limited our exposure to certain sectors in the marketplace such as sub prime and second mortgages, our portfolio contains an increased exposure to Alt-A loans as well as PNAMs. As discussed earlier in this report, PNAMs contain an additional future risk when scheduled positive amortization is required in later years. As a group, the Alt-A loans and the PNAM loans have performed worse than the remaining prime fixed rate loans through December 31, 2007. We also have experienced a significant increase in the size of the mortgages for which we are providing coverage. As noted above, loans greater than $250,000 make up an increasing percentage of our risk in force. Loans greater than $250,000 totaled 37.4% of total Primary risk in force at December 31, 2007 compared to 28.5% at December 31, 2006 and 19.4% at December 31, 2005. Loans greater than $250,000 also totaled 48.5% of total Modified Pool risk in force at December 31, 2007 compared to 46.0% at December 31, 2006 and 36.2% at December 31, 2005. In addition, the increase in loans with LTVs greater than 95%, which historically produced higher default rates, has increased our risk.

Due to the recent significant growth in our production and the amount of refinancing that took place in 2002 through 2005, our insurance portfolio is relatively unseasoned, having a weighted average life of 2.5 years at December 31, 2007 compared to 2.3 years at December 31, 2006 and 2.4 years at December 31, 2005. The following table shows direct risk in force as of December 31, 2007, 2006, and 2005 by year of loan origination.

	2007				2006				2005
	Primary		Modified Pool *		Primary		Modified Pool *		Primary		Modified Pool *
	Direct		Direct		Direct		Direct		Direct		Direct
	Risk in		Risk in		Risk in		Risk in		Risk in		Risk in
	Force	Percent	Force	Percent	Force	Percent	Force	Percent	Force	Percent	Force	Percent
	(Dollars in millions)

2002 and before	$667.5	5.5%	$41.7	5.2%	$856.5	9.9%	$53.6	6.8%	$1,158.0	15.5%	$76.9	14.1%
2003	1,165.1	9.6	112.1	14.0	1,479.5	17.1	121.5	15.4	1,987.3	26.6	123.2	22.6
2004	1,116.5	9.2	130.6	16.3	1,453.5	16.8	131.0	16.6	1,949.9	26.1	131.3	24.1
2005	1,638.4	13.5	239.5	29.9	2,024.6	23.4	239.9	30.4	2,375.8	31.8	213.6	39.2
2006	2,718.5	22.4	247.5	30.9	2,837.9	32.8	243.0	30.8	—	—	—	—
2007	4,830.1	39.8	29.6	3.7	—	—	—	—	—	—	—	—

Total	$12,136.0	100.0%	$801.0	100.0%	$8,652.0	100.0%	$789.0	100.0%	$7,471.0	100.0%	$545.0	100.0%

*	For Modified Pool, the Direct Risk in Force is calculated utilizing the particular stop-loss limits and deductibles within each specific structure.

As noted above, approximately 62% of the Primary and 35% of the Modified Pool risk in force at December 31, 2007 has been generated in 2006 and 2007. This is the result of increased production in the number of certificates and an increase in the size of the loans during these periods. The 2006 and 2007 vintage years have so far exhibited higher default rates at this stage of development than we have historically experienced from preceding vintage years. For additional information regarding these vintage years, see “Losses and Expenses,” below.

We also offer mortgage insurance structures designed to allow lenders to share in the risks of such insurance. One such structure is our captive reinsurance program under which reinsurance companies that are affiliates of the lenders assume a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. Under the captive reinsurance program, the risk held by the captive is supported by assets held in trust with Triad as the beneficiary. At December 31, 2007, we had $202 million in captive reinsurance trust balances supporting the risk transferred to captives, helping to limit our loss exposure. Approximately 59% of our Primary flow insurance in force at December 31, 2007 was subject to these captive arrangements compared to approximately 61% at December 31, 2006 and 59% at December 31, 2005. The decline of the Primary flow insurance in force that was subject to captive reinsurance arrangements at December 31, 2007 compared to December 31, 2006 resulted from two of our larger lender customers moving to a lender-paid product that does not qualify for captive participation.

During 2007, 19.7% of our NIW subject to captive reinsurance had a premium cede rate greater than 25%. In February 2008, Freddie Mac and Fannie Mae each separately announced that it was temporarily changing its private mortgage insurer eligibility requirements so that approved mortgage insurers may not cede new risk if the premium ceded to captive reinsurers is greater than 25%. This temporary change is effective on or after June 1, 2008. This change may affect the percentage of flow NIW in 2008 subject to captive reinsurance and may affect the total amount of flow NIW in 2008 if lenders choose other forms of credit enhancement over mortgage insurance. We remain committed to structuring captive reinsurance arrangements on a lender-by-lender basis depending on a number of considerations, including competition, market share and lender quality.

Revenues

A summary of the individual components of our revenue for the past three years follows:

				% Change	% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in thousands)

Direct premium written	$339,007	$256,706	$207,260	32.1%	23.9%
Ceded premium written	(55,784)	(46,140)	(40,644)	20.9	13.5

Net premium written	283,223	210,566	166,616	34.5	26.4
Change in unearned premiums	(4,323)	290	2,381	n/a	(87.8)

Earned premiums	$278,900	$210,856	$168,997	32.3%	24.8%

Net investment income	$32,936	$26,696	$22,998	23.4%	16.1%
Total revenues	$308,795	$239,144	$192,046	29.1%	24.5%

We experienced strong growth in earned premiums in both 2007 and 2006 due to growth in direct premiums written in both years. Direct premium written is comprised of premiums written for both Primary and Modified Pool business. Our direct premium written for 2007 and 2006 grew substantially as a result of increases in both insurance in force and the average basis points, which is attributable to an increase in risk characteristics in the portfolio. Primary insurance in force at December 31, 2007 increased 36% compared to December 31, 2006 while Modified Pool insurance in force decreased 4% for the same period. Overall annual persistency was 81.9% at December 31, 2007 compared to 76.8% at December 31, 2006. Increased persistency has a positive effect on insurance in force.

Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captive as well as non-captive reinsurance companies. The growth in ceded premium written in 2007 and 2006 was not as large as the increase in direct premium written because a larger percentage of direct premiums written were not subject to captive reinsurance arrangements.

The difference between net written premiums and earned premiums is the change in the unearned premium reserve, which is established primarily on premiums received on annual and single payment plans. Our unearned premium liability increased $4.3 million during 2007 compared to declines of $0.3 million and $2.4 million, respectively, in 2006 and 2005 primarily due to the introduction of a single premium product in 2007.

Net investment income grew in 2007 and in 2006 primarily due to the growth in average invested assets in both years, partially offset by declines in portfolio yields. In 2007, the increase in investment income was also enhanced by the investment of the entire $80 million that we drew down from our credit facility during the third quarter of 2007. Average invested assets at cost or amortized cost grew by 21.4% in 2007 and 13.4% in 2006 as a result of the investment of positive cash flows from operations. Our investment portfolio tax-equivalent yield was 6.45%, 6.71%, and 6.77% at December 31, 2007, 2006, and 2005, respectively. We anticipate a continuing decline in the overall portfolio tax-equivalent yield as current interest rates remain below our average portfolio rate. For a further discussion, see “Investment Portfolio”.

Net realized investment gains (losses), except for write-downs on other-than-temporarily impaired securities, are the result of our discretionary dispositions of investment securities in the context of our overall portfolio management strategies and are likely to vary significantly from period to period. We wrote down other-than-temporarily impaired investments by approximately $5.3 million in 2007 compared to $0.4 million in 2006 and $0.2 million in 2005. See “Realized Losses and Impairments” below.

Losses and Expenses

A summary of the significant individual components of losses and expenses and the year-to-year percentage changes follows:

				% Change	% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in thousands)

Net losses and loss adjustment expenses	$372,939	$94,227	$66,855	295.8%	40.9%
Amortization of deferred policy acquisition costs	$18,497	$16,268	$14,902	13.7%	9.2%
Other operating expenses (net of acquisition costs deferred)	$43,628	$35,556	$29,610	22.7%	20.1%
Loss ratio	133.7%	44.7%	39.6%
Expense ratio	21.9%	24.6%	26.7%
Combined ratio	155.6%	69.3%	66.3%

Net losses and LAE are comprised of both paid losses and the increase in the loss and LAE reserve during the period. Net losses and LAE for 2007 increased over both 2006 and 2005 primarily due to significant increases in the reserve. The reserve increase reflects both an increase in the number of loans in default and an increase in the average risk per loan on the loans that were in default at December 31, 2007. We increased the frequency and severity factors utilized in the calculation of the reserve during 2007, which also impacted the size of the reserve increase. During the third and fourth quarters of 2007, we identified four specific states (California, Florida, Arizona and Nevada) that were experiencing declining home prices and increasing default rates at a faster pace than other states. We collectively refer to these four states as distressed markets. These distressed markets contributed $156 million, or 57%, of our total reserve increase in 2007.

We experienced a significant increase in the amount of paid claims during 2007 as both the number of claims and the average severity of the paid claims increased. The increases in the amortization of deferred policy acquisition costs in 2007 and 2006 are consistent with the growth in that asset balance. Other operating expenses increased in 2007 over 2006, reflecting the growth of our insurance in force as well as several key initiatives that have taken place in 2007. The discussion below provides more detail on both losses and expenses.

The following table provides details on both the amount and the number of paid claims of both Primary and Modified Pool insurance for the years ended December 31, 2007, 2006, and 2005:

				% Change	% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in thousands)

Paid claims :
Primary insurance	$83,204	$54,923	$44,369	51.5%	23.8%
Modified Pool insurance	17,408	4,104	4,457	324.2	(7.9)

Total	$100,612	$59,027	$48,826	70.5%	20.9%

Number of claims paid:
Primary insurance	2,341	2,073	1,671	12.9%	24.1%
Modified Pool insurance	398	204	217	95.1	(6.0)

Total	2,739	2,277	1,888	20.3%	20.6%

The amount of paid claims increased 70.5% in 2007 compared to 2006 while the number of claims paid increased 20.3% over the same time period. The difference in the growth rates is due to a 42% increase in the average severity on claims paid from $25,900 in 2006 to $36,700 in 2007. The increase in the average severity is reflective of: the development of the more recent vintage years, specifically the 2005 and 2006 vintage years, which have significantly higher average loan sizes; increase in paid claims relating to loans originated in the distressed markets, which have significantly higher average loan sizes; and a reduced ability to mitigate claims. For 2006, both the amount of paid losses and the actual number of paid losses increased by approximately 21%, which resulted in average severity remaining constant for 2006 as compared to 2005.

The following table shows the average loan size and risk in force per policy by vintage year. As each of the more recent vintage years season and enter the period of peak defaults, the amount of risk per default and, ultimately, the amount of paid claims as well as the average paid claim is expected to increase.

	Primary		Modified Pool
	Average	Average	Average	Average
Vintage Year	Loan Size	Insured Risk	Loan Size	Insured Risk

2002 and Prior	$106,003	$26,809	$80,387	$26,105
2003	119,668	28,709	145,348	42,856
2004	132,591	35,042	150,444	44,610
2005	156,975	40,821	178,946	58,198
2006	207,324	53,534	259,678	69,286
2007	208,429	56,509	270,932	79,163
Overall Average	$169,340	$44,324	$208,004	$60,875

The table below shows the average severity of paid claims during the past three years. Average severity on paid claims was relatively flat between 2006 and 2005, but increased significantly in 2007, primarily due to growth in the average amount of risk in force on paid claims.

				% Change	% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in thousands)

Average Severity:
Primary insurance	$35,500	$26,500	$26,600	34.0%	(0.4)%
Modified Pool insurance	$43,700	$20,100	$20,500	117.4%	(2.0)%
Total	$36,700	$25,900	$25,900	41.7%	—%

Beginning in late 2006, we experienced a significant reduction in our ability to mitigate claims through our traditional processes, which we believe was related to weakness in the housing market. In some cases, properties for which loans have defaulted are sold during the foreclosure process, which generally reduces our loss. When the property does not sell prior to foreclosure, or sells after foreclosure but prior to when the claim is paid, we often pay the full amount of our coverage, which we call a full option settlement. Full option settlements as a percentage of our paid claims have generally increased since the fourth quarter of 2006. During the second half of 2007, the rapid decline in home prices in certain markets coupled with the overall uncertainty in the housing markets on a national basis had a significant negative impact on our ability to mitigate claims and negatively impacted the average severity.

As shown under “Insurance and Risk in Force,” we are insuring a larger percentage of mortgages in excess of $250,000. Claim payments on larger mortgages are greater even if coverage percentages remain constant. Claim payments on these larger mortgages are reflected by the increase in average severity during 2007. We expect severity will continue to trend upward as the average loan amounts in our portfolio continue to rise. Continued deterioration in the housing market could further reduce our loss mitigation opportunities and also contribute to increased severity in 2008.

The table below provides the cumulative paid loss ratios by certificate year (calculated as direct losses paid divided by direct premiums received, in each case for a particular policy year) that have developed through December 31, 2007, 2006, and 2005. The data below excludes the effects of reinsurance.

	Cumulative Paid Loss Ratios as of December 31
Certificate Year	2007	2006	2005

1996	14.5%	14.5%	13.9%
1997	10.2	10.0	9.9
1998	6.8	6.5	6.4
1999	9.9	9.7	9.0
2000	35.4	34.7	32.0
2001	31.0	29.0	23.7
2002	31.9	29.2	22.4
2003	16.7	13.0	7.8
2004	17.5	10.2	2.0
2005	21.6	4.2	—
2006	11.7	0.1	—
2007	0.1	—	—

The table above reflects relatively higher cumulative ratios of losses paid to premium received for the 2000 through 2002 policy years at this stage of development. This is due, in part, to a large portion of this business being refinanced in subsequent years and the resulting lower aggregate level of premiums received for these policy years. As discussed in “Business — Claims,” we anticipate making higher claim payments in the second through the fifth years after the loan is originated.

Net losses and LAE also include the change in reserves for losses and LAE. The following table provides further information about our loss reserves at December 31, 2007, 2006, and 2005 and the related changes for the years then ended:

				% Change	% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in thousands)

Primary insurance:
Reserves for reported defaults	$251,316	$65,417	$44,198	284.2%	48.0%
Reserves for defaults incurred but not reported	40,691	5,676	4,536	616.9	25.1

Total Primary insurance	292,007	71,093	48,734	310.7%	45.9%
Modified Pool insurance:
Reserves for reported defaults	54,876	11,477	1,836	378.1%	525.1%
Reserves for defaults incurred but not reported	8,340	773	403	978.9	91.8

Total Modified Pool insurance	63,216	12,250	2,239	416.0%	447.1%
Reserve for loss adjustment expenses	4,716	1,009	101	367.4%	899.0%

Total reserves for losses and loss adjustment expenses	$359,939	$84,352	$51,074	326.7%	65.2%

The following table shows the change in reserves for losses and LAE:

	Year Ended December 31,			% Change	% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in thousands)

Net increase in reserve for losses and loss adjustment expenses	$275,587	$33,278	$17,032	728.1%	95.4%

Reacting to the rapidly changing housing markets and the shifting mix in the composition of our defaults, such as the changes in geographic location, size and policy year, we substantially increased reserves in 2007. The increase in reserves reflects a growing number of loans in default and an increase in the average risk in default, as well as increases in the frequency and severity factors utilized in our determination of the reserves. Our reserving model incorporates management’s judgments and assumptions regarding the impact of the current housing and economic environment on the estimate of the ultimate claims we will pay on loans currently in default. In addition, we noted a continued decline in our cure rates on reported defaults during the fourth quarter of 2007. Accordingly, we increased the frequency factor utilized in our model by approximately 44% in 2007 to reflect these most recent changes. However, future economic conditions surrounding the housing or mortgage markets could significantly impact the ultimate amount of claims paid.

Average loan size and vintage year of the loans entering the default pool in 2007 are notably different compared to one year earlier. Although defaults increased across the board geographically, defaults in the distressed market states — California, Florida, Arizona and Nevada — increased 380.2% in 2007, compared to a 63.9% increase in defaults for the remaining states during 2007. Additionally, the higher average loan balance in these distressed market states has resulted in significantly higher reserve per default, all else being equal, compared to the rest of the portfolio. As of December 31, 2007, the reserve per default for distressed market states was $33,769, compared to the reserve per default of $18,680 for the remaining states. As of December 31, 2006, the reserve per default was $14,977 and $11,128, respectively, for distressed market states and all remaining states.

The following table indicates the growth in both the risk in default in these four distressed market states and reserves attributable to these states at December 31, 2007, 2006 and 2005. The reserves related to the distressed market states were 46.5% of total reserves at December 31, 2007, compared to 13.6% at December 31, 2006 and 6.7% at December 31, 2005 despite the fact that risk in force in distressed market states as a percentage of the total risk in force has increased only moderately over those same periods. At December 31, 2007, all of these states except Arizona had default rates in excess of the total portfolio rate of 4.44%. As recently as June 30, 2007, none of these four states had default rates that were in excess of the total of 2.65% at June 30, 2007, indicating the rapid increase in default rates in these states during the third and fourth quarters of 2007. Additionally, at December 31, 2007, these four states had average loan balances of $249,000 compared to $160,000 for the remainder of the portfolio, which increases the potential negative impact that further defaults in these distressed markets may have on future growth in risk in default and reserves.

	December 31,	December 31,	December 31,
	2007	2006	2005
	(Dollars in thousands)

Risk In Force:
California	$1,962,700	$1,469,876	$769,469
Florida	1,688,314	1,300,897	869,799
Arizona	764,685	577,950	439,476
Nevada	408,752	299,130	200,154

Total Distressed Market States	$4,824,451	$3,647,853	$2,278,898
Total Risk in Force	$15,030,500	$11,890,841	$9,556,343
% of Distressed Market States	32.1%	30.7%	23.8%
Risk in Default:
California	$130,321	$17,975	$4,620
Florida	149,841	17,097	7,256
Arizona	39,095	6,213	2,191
Nevada	27,411	5,573	1,308

Total Distressed Market States	$346,668	$46,858	$15,375
Total Risk in Default	$732,087	$258,422	$202,675
% of Distressed Market States	47.4%	18.1%	7.6%
Reserves:
California	$62,516	$4,379	$915
Florida	73,055	4,218	1,743
Arizona	18,517	1,363	461
Nevada	13,334	1,509	317

Total Distressed Market States	$167,422	$11,469	$3,436
Total Reserves	$359,939	$84,352	$51,074
% of Distressed Market States	46.5%	13.6%	6.7%

Our default inventory has shifted and certificates originated during 2006 and 2007 comprise 45% of our loans in default, but 60% of the risk in default at December 31, 2007. The difference in percentages of loan default and risk in default reflects the higher loan amounts and a changing mix of our business. To illustrate the impact of the changes in the frequency and severity factors utilized in the reserve model, the following table details the amount of risk in default and the reserve balance as a percentage of risk at December 31, 2007 and 2006.

	December 31,	December 31,	December 31,
	2007	2006	2005
	(Dollars in thousands)

Risk on loans in default excluding loans subject to deductibles	$732,087	$258,422	$220,030
Reserves as a percentage of risk in default	49.2%	32.6%	23.2%

The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.

The following table shows default statistics as of December 31, 2007, 2006 and 2005:

	December 31,	December 31,	December 31,
	2007	2006	2005
	(Dollars in thousands)

Total business:
Number of insured loans in force	378,907	338,086	302,488
With deductibles	59,592	61,483	49,260
Without deductibles	319,315	276,603	253,228
Number of loans in default	16,821	8,566	7,753
With deductibles	4,072	1,898	1,389
Without deductibles	12,749	6,668	6,364
Percentage of loans in default (default rate)	4.44%	2.53%	2.56%
Percentage of loans in default excluding deductibles	3.99%	2.41%	2.51%
Primary insurance:
Number of insured loans in force	273,798	225,531	217,397
Number of loans in default	10,419	5,565	5,617
Percentage of loans in default	3.81%	2.47%	2.58%
Modified Pool insurance:
Number of insured loans in force	105,109	112,555	85,091
With deductibles	59,569	61,456	49,233
Without deductibles	45,540	51,099	35,858
Number of loans in default	6,402	3,001	2,136
With deductibles	4,072	1,897	1,389
Without deductibles	2,330	1,104	747
Percentage of loans in default	6.09%	2.67%	2.51%
Percentage of loans in default excluding deductibles	5.12%	2.16%	2.08%
Primary Alt-A business (included in above):
Number of insured loans in force	35,980	22,385	16,378
Number of loans in default	3,102	814	590
Percentage of loans in default	8.62%	3.64%	3.60%

We do not provide reserves on Modified Pool defaults with deductibles until the incurred losses for that transaction reach the deductible threshold. At December 31, 2007, three structured bulk transactions with deductibles as part of the structure had incurred losses that had exceeded these individual deductible amounts.

The reserves recognized in the fourth quarter for these three contracts added $5.5 million to reserves at December 31, 2007. Based upon rapid growth in the reported defaults during 2007 and the significant amount of early payment defaults in some of our 2006 vintage year structured bulk transactions, we believe that we will be providing additional reserves on certain structured bulk transactions with deductibles in 2008.

Given the growth of our insurance in force and the current state of the mortgage and housing market, we anticipate that our number of loans in default for both Primary and Modified Pool insurance will continue to increase as the largest percentage of our insurance in force reaches its peak claim paying period. We experienced an increase in the number of defaults as of December 31, 2007 of approximately 96% as compared to December 31, 2006. Accordingly, we expect reserves to continue to increase as our business continues to age. We also expect default rates to increase for business that has increased risk characteristics such as Alt-A loans, higher LTV loans and PNAM ARMs. We expect the overall default rate to increase as the business with increased risk characteristics becomes a larger percentage of our insurance in force and as the recent vintage years reach their peak default period. The default rate is also affected by the number of policies in force, which is the denominator in the default rate calculation. The anticipated lower production in 2008 is also expected to result in an increase in the default rate compared to the rate that would result if our 2008 production were consistent with 2007 levels.

As discussed earlier in this report, we have experienced a faster and more severe increase in both defaults and claims on our 2006 and early 2007 vintage years. As discussed under “Business — Defaults and Claims,” generally our master policies provide that we are not liable to pay a claim for loss if the application for insurance regarding the loan in question contains fraudulent information, material omissions or misrepresentations that would increase the risk characteristics of the loan. We are currently reviewing the majority of the claims for losses and early defaults occurring soon after origination, especially with respect to the 2006 and early 2007 vintage years, to determine whether the limitations on our liability contained in our master policies are applicable. Our ability to rescind or deny coverage as described above with respect to certain loans originated by American Home Mortgage, formerly one of our largest customers, is limited, and is the subject of a lawsuit that American Home Mortgage filed against us on November 5, 2007. See Item 3, “Legal Proceedings” in Part I of this report. We expect rescissions or denials of coverage for additional loans originated by American Home Mortgage for similar reasons, which may be the subject of further litigation. Management currently does not expect the American Home Mortgage rescission or denial of coverage litigation to have a material adverse impact on our results of operations or financial condition.

As part of our overall risk management strategy, we have entered into excess of loss captive reinsurance agreements with several of our lender customers. As detailed under “Business — Risk Sharing Products” in Part I, Item 1 of this report, we retain the first loss position on the first aggregate layer of risk and reinsure the second finite layer with the captive reinsurer with each separate policy year standing on its own. During 2007, for the first time since the establishment of these captives, certain captives exceeded their first loss layer in incurred losses, which resulted in the ceding of reserves of $7.3 million as of December 31, 2007 related to specific book years. However, we deemed $383,000 of this as potentially uncollectible as the reserves ceded to one reinsurer exceeded the current amount in the captive’s trust balance. At December 31, 2007, actual paid losses have not exceeded the first layer of any captive reinsurer. If the current default and paid claim trends continue, we expect other vintage year layers and other captives to reach the attachment points on both incurred losses and paid claims, especially the 2006 and 2007 vintage years that have experienced a higher default rate at a faster pace than we have seen historically.

Amortization of DAC for 2007 increased moderately over 2006, reflecting growth in the asset balance and, in some part, a reduction in our persistency assumption for policy years 2006 and thereafter from seven to five years. A more complete discussion of the impact of persistency on DAC amortization is included under “Deferred Policy Acquisition Costs” below.

Other operating expenses increased in 2007 due to expenses incurred in connection with organizational changes, growth of the operations and costs associated with our proposed expansion into Canada. Direct expenses relating to the Canadian expansion amounted to approximately $3.3 million for 2007, including $1.4 million in the fourth quarter, compared to none in 2006. In the first quarter of 2008, we made the decision to suspend expansion efforts in Canada and repatriate capital previously committed to Canada back to the U.S. market. Although we are currently exploring options for the Canadian subsidiary, we expect our expenses related to the Canadian operations to diminish in 2008. During the fourth quarter of 2007, operating expenses in the amount of $2.0 million related to the Company’s Quality Assurance group were reclassified to LAE because the function of that department changed to matters of loss mitigation. Because the growth in net premiums written was greater than the growth in expenses, the expense ratio (ratio of the amortization of DAC and other operating expenses to net premiums written) for 2007 improved to 21.9%, compared to 24.6% and 26.7%, respectively, for 2006 and 2005.

Our effective tax rate was 40.7% for 2007 compared to 27.3% and 27.1%, respectively, for 2006 and 2005. The change in the effective tax rate was due primarily to reporting an operating loss in 2007 versus operating income in 2006 and 2005, as well as an increase in tax-exempt interest resulting from growth of investments in tax-preferred municipal securities.

Significant Customers

Our objective is controlled, profitable growth in both Primary and Modified Pool business while adhering to our risk management strategies. Our strategy is to continue our focus on national lenders while maintaining the productive relationships that we have built with regional lenders. Competition within the mortgage insurance industry remains intense as many large mortgage lenders have limited the number of mortgage insurers with which they do business. In addition, consolidation among national lenders has increased the share of the mortgage origination market controlled by the largest lenders, and that has led to further concentration of business with a relatively small number of lenders. Many of the national lenders allocate Primary business to several different mortgage insurers or accept competitive bids on certain lender-paid products. These lender allocations and our success in the bidding process for lender-paid products can vary over time, even quarter to quarter.

Our ten largest customers were responsible for approximately 73%, 80%, and 77% of insurance written through the flow channel during 2007, 2006, and 2005, respectively. In 2007, we had three customers that individually were each responsible for more than 10% of insurance written through the flow channel. In the aggregate, these customers were responsible for approximately 55% of insurance written through the flow channel. In 2006, these same three customers were responsible for approximately 65% of insurance written through the flow channel. In 2005, we had two customers that individually were each responsible for more than 10% of insurance written through the flow channel. In the aggregate, these two customers were responsible for approximately 58% of insurance written through the flow channel in 2005.

In recent years, a significant portion of our business has been concentrated in our top two or three lender customers. One of these customers, AHM, stopped accepting new business and ultimately filed for bankruptcy during the third quarter of 2007. For the first six months of 2007, AHM was our single largest customer, contributing 26% of Primary NIW and 15% of Modified Pool NIW. Another of our top customers, Countrywide Credit Industries, Inc., agreed in January 2008 to be acquired by Bank of America. Bank of America is also a customer of the Company, and it is unclear how this acquisition will affect our NIW or competitive position going forward. Other lenders have announced contractions in personnel and have lowered their estimated production due to the unsettled nature of the mortgage marketplace. These actions impacted production for the second half of 2007, and we expect that we will see further reductions in production into 2008. We plan to closely monitor the AHM bankruptcy process in order to assess whether it will adversely affect other aspects of our business, although we currently cannot predict the nature or materiality of any such effects.

During the fourth quarter of 2007 and first quarter of 2008, we announced adjustments to our underwriting guidelines. These adjustments place limitations on maximum LTVs, minimum FICO scores, acceptable documentation and various other factors. These limitations are more restrictive in certain geographic markets. We expect that these adjustments will result in a reduced level of NIW in 2008 and the reduction in the number of lenders with which we have historically done business.

Financial Position

Total assets increased 26% to $1.1 billion at December 31, 2007 over December 31, 2006, primarily due to positive cash flows from operations and growth in invested assets. The increase in invested assets was due in part to the investment of the $80 million that we drew down from our credit facility during the second half of 2007. Total liabilities increased to $634 million at December 31, 2007, from $325 million at December 31, 2006, due to an increase of $276 million in reserves for losses and the $80 million short-term borrowings on our revolving line of credit, offset by a decrease in deferred income taxes. This section identifies several items on our balance sheet that are important to the overall understanding of our financial position. These items include DAC, prepaid federal income tax and related deferred income taxes. The majority of our assets are contained in our investment portfolio. A separate “Investment Portfolio” section follows this “Financial Position” section and reviews our investment portfolio, key portfolio management strategies and methodologies by which we manage credit risk.

Deferred Policy Acquisition Costs

Costs expended to acquire new business are capitalized as DAC and recognized as expense over the anticipated premium paying life of the policy in a manner that approximates the estimated premium. We employ a dynamic model that calculates amortization of DAC separately for each year of policy origination. The model relies on assumptions that we make based upon historical industry experience and our own unique experience regarding the annual persistency development of each year of policy origination. The base persistency assumption is the most important factor utilized in determining the timing of reported amortization expense reflected in the income statement and the carrying value of DAC on the balance sheet. A change in the assumed base persistency will impact the current and future amortization expense as well as the carrying value on the balance sheet. During 2006, based upon a study performed on the entire mortgage industry and specifically on our own experience, we altered our base persistency assumption on that origination year and for all future years going forward to recognize a shorter expected life due to the amount of refinancing over the past several years. Our model accelerates DAC amortization through a dynamic adjustment when actual persistency for a particular year of policy origination is lower than the estimated base persistency utilized in the model. This dynamic adjustment is capped at the levels assumed in the models, and we do not decrease DAC amortization below the levels assumed in the model when persistency increases above those levels. Due to the increase in actual persistency over the past two years, the dynamic adjustment has not been as significant a factor in the quarterly DAC amortization as it was during periods of high refinancing and low persistency.

The following table shows our DAC asset for the previous three years and the effect of persistency on amortization:

	2007	2006	2005
	(Dollars in thousands)

Balance — beginning of period	$35,143	$33,684	$32,453
Costs capitalized	19,597	17,727	16,133
Amortization — normal	(18,140)	(15,990)	(13,191)
Amortization — dynamic adjustment	(357)	(278)	(1,711)

Total amortization	$(18,497)	$(16,268)	$(14,902)

Balance — end of period	$36,243	$35,143	$33,684

Annual Persistency	81.9%	76.8%	68.7%

The growth in the normal DAC amortization is due to the growth in the DAC asset and a decrease in the base assumption of the expected life of the flow and bulk portfolios. Assuming no significant declines in interest rates, we expect persistency to remain at the current rates or improve slightly in 2008. For further information on the accounting for DAC, see “Critical Accounting Policies and Estimates” under Item 7 and in Note 1 in the Notes to Consolidated Financial Statements.

Prepaid Federal Income Taxes and Deferred Income Taxes

We purchase ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) to take advantage of a special contingency reserve deduction that mortgage guaranty companies are allowed for tax purposes. We record these bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that are scheduled to become current in ten years, when the contingency reserve is scheduled to be released, and the Tax and Loss Bonds are scheduled to mature. The scheduled proceeds from the maturity of the Tax and Loss Bonds are used to fund the income tax payments that would be due in the same year as a result of the scheduled reversal of the contingency reserve for tax purposes.

Deferred income taxes are provided for the differences in reporting taxable income in the financial statements and on the tax return. These cumulative differences are enumerated in Note 6 in the Notes to Consolidated Financial Statements. The largest cumulative difference is the special contingency reserve deduction for mortgage insurers mentioned above. During 2007, the deferred income taxes declined by $53 million, primarily the result of the reversal of the contingency reserve mentioned above. The remainder of the deferred tax liability has primarily arisen from book and tax reporting differences related to DAC and unrealized investment gains (losses).

In years when the taxable income of a mortgage insurer shows a loss before the application of the special contingency reserve, the prior contingency reserve that was established can be reversed earlier than originally scheduled to offset the loss. When the special contingency reserve for tax purposes is reversed earlier than the scheduled years to offset a current year operating loss, the Tax and Loss Bonds purchased when the contingency reserve was established are redeemed earlier than originally scheduled. During 2007, we reversed $113 million of contingency reserves for tax purposes earlier than originally scheduled and redeemed $51 million of Tax and Loss Bonds related to that reversal.

Investment Portfolio

Portfolio Description

Our strategy for managing our investment portfolio is to optimize investment returns while preserving capital and liquidity and adhering to regulatory and rating agency requirements. We invest for the long term, and most of our investments are held until they mature. Our investment portfolio includes primarily fixed income securities, and the majority of these are tax-preferred state and municipal bonds. We have established a formal investment policy that describes our overall quality and diversification objectives and limits. Our investment policy and strategies are subject to change depending upon regulatory, economic and market conditions as well as our existing financial condition and operating requirements, including our tax position. Although we invest for the long term, we classify our debt and equity securities with readily determinable market values as available for sale. This classification allows us the flexibility to dispose of securities in order to pursue our investment strategy and meet our operating requirements. Investments classified as available for sale are carried on our balance sheet at fair value. Investments without readily determinable market values are classified as other investments and are also carried at fair value.

The following table shows the growth and diversification of our investment portfolio:

	December 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Fixed maturity securities:
U. S. government obligations	$11,762	1.5%	$11,842	2.0%
State and municipal bonds	673,264	85.8%	558,131	91.9%
Corporate bonds	40,605	5.2%	16,572	2.7%
Mortgage-backed bonds	—	0.0%	49	0.0%

Total fixed maturities	725,631	92.5%	586,594	96.6%
Equity securities	2,162	0.3%	10,417	1.7%

Total available-for-sale securities	727,793	92.8%	597,011	98.3%
Other investments	—	0.0%	5,000	0.8%
Short-term investments	56,746	7.2%	5,301	0.9%

	$784,539	100.0%	$607,312	100.0%

We seek to provide liquidity in our investment portfolio through cash equivalent investments and through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity and duration in our investment portfolio consistent with our business outlook and the expected timing, direction and degree of changes in interest rates and cash needs for claim payments. See Note 2 in Notes to Consolidated Financial Statements for a description of the scheduled maturity of our fixed maturity investments. The increase of short-term investments at December 31, 2007 primarily reflects the initial investment of funds associated with the capitalization of our Canada affiliate as well as proceeds of the draw down of the credit facility in August, 2007.

We also manage risk and liquidity by limiting our exposure on individual securities. As shown below, no investment in the securities of any single issuer exceeded 1% of our investment portfolio at December 31, 2007. The following table shows the ten largest exposures to an individual creditor, or issuer in the case of equity securities, in our investment portfolio as of December 31, 2007:

	December 31, 2007
	Carrying	% of Total
	Value	Invested Assets
	(Dollars in thousands)

Name of Creditor/Issuer
City of New York, New York	$7,000	0.89%
Atlanta, Georgia Airport	6,637	0.85%
State of New York	6,500	0.83%
State of Massachusetts	6,472	0.82%
State of Connecticut	6,407	0.82%
State of Pennsylvania	6,033	0.77%
Clark County, South Dakota	5,430	0.69%
State of Hawaii	5,333	0.68%
State of Indiana	5,211	0.66%
University of New Mexico	5,078	0.65%

The following table shows the results of our investment portfolio for the last three years:

	2007	2006	2005
	(Dollars in thousands)

Average investments at cost or amortized cost	$682,006	$559,378	$493,256
Pre-tax net investment income	$32,936	$26,696	$22,998
Pre-tax yield	4.8%	4.8%	4.7%
Tax-equivalent yield-to-maturity	6.5%	6.7%	6.8
Pre-tax realized investment (losses) gains	$(3,049)	$1,584	$36

The drop in the tax-equivalent yield-to-maturity shown above reflects the investment of our cash flows from operations and reinvestment of proceeds from the maturity or call of higher yielding investments at new money rates, which were and are projected to continue to be lower than that of our overall portfolio yield.

Unrealized Gains and Losses

The following table summarizes by category our unrealized gains and losses in our securities portfolio at December 31, 2007:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)

Fixed maturity securities:
U. S. government obligations	$11,644	$144	$(26)	$11,762
State and municipal bonds	659,178	15,552	(1,466)	673,264
Corporate bonds	40,102	672	(169)	40,605

Subtotal, fixed maturities	710,924	16,368	(1,661)	725,631
Equity securities	2,520	—	(358)	2,162
Short term investments	56,746	—	—	56,746

Total securities	$770,190	$16,368	$(2,019)	$784,539

These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, overall market conditions or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. Of the gross unrealized losses on fixed maturity securities shown above, approximately $1,380,000 related to bonds with a maturity date in excess of ten years. The largest individual unrealized loss on any one security at December 31, 2007 was approximately $190,000 on a bond issued by a Government-Sponsored Enterprise with an amortized cost of $935,000. Gross unrealized gains and losses at December 31, 2006 were $19.4 million and $(0.9) million, respectively. Unrealized losses are not considered to be other-than-temporarily impaired, as we believe we have the ability to hold investments until they recover in value or maturity.

Credit Risk

Credit risk is inherent in an investment portfolio. We manage this risk through a structured approach to internal investment quality guidelines and diversification while assessing the effects of the changing economic landscape. One way we attempt to limit the inherent credit risk in our portfolio is to maintain investments with high ratings. The following table shows our investment portfolio by credit ratings.

	December 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Fixed Maturities:
U.S. treasury and agency bonds	$11,762	1.6%	$11,842	2.0%
AAA	518,769	71.5	464,042	79.1
AA	150,820	20.8	72,051	12.3
A	25,774	3.6	25,054	4.3
BBB	8,738	1.2	10,782	1.9
BB	1,072	0.1	50	0.0
CCC	5,591	0.8	—	—
CC and lower	2	0.0	279	0.0
Not rated	3,103	0.4	2,494	0.4

Total fixed maturities	$725,631	100.0%	$586,594	100.0%

Equities:
Preferred stocks:
AA	$745	34.5%	$1,708	16.4%
A	883	40.8	2,035	19.5
BBB	534	24.7	1,132	10.9

	2,162	100.0	4,875	46.8
Common stocks	—	—	5,542	53.2

Total equities	$2,162	100.0%	$10,417	100.0%

Most of the fixed maturity bonds that have credit ratings of “AAA” above are the result of credit enhancements from financial guaranty insurers. At December 31, 2007, many of the financial guarantors had experienced substantially weaker financial results and, as a result, their own “AAA” ratings are under significant pressure which, if lowered, could impact the credit rating of our portfolio.

We regularly review our entire investment portfolio to identify securities that may have suffered impairments in value that will not be recovered, termed potentially distressed securities. In identifying potentially distressed securities, we screen all securities held with a particular emphasis on those that have a fair value to cost or amortized cost ratio of less than 80%. Additionally, as part of this identification process, we utilize the following information:

•	Length of time the fair value was below amortized cost;

•	Industry factors or conditions related to a geographic area negatively affecting the security;

•	Downgrades by a rating agency;

•	Past due interest or principal payments or other violation of covenants; and

•	Deterioration of the overall financial condition of the specific issuer.

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

Of the approximate $2.0 million of gross unrealized losses at December 31, 2007, securities with a fair value to cost or amortized cost ratio of less than 90% had a combined unrealized loss of approximately $257,950.

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

Realized Losses and Impairments

Realized losses include both write-downs of securities with other-than-temporary impairments and losses from the sales of securities. We wrote down securities, including other investments, by a total of approximately $5.3 million, $375,000 and $170,000 during 2007, 2006, and 2005, respectively, due to other-than-temporary declines in fair value. During 2007, we wrote down the entire carrying value of Structured Credit Holdings, a $5.0 million equity investment that was previously carried as other investments.

Liquidity and Capital Resources

Generally, our sources of operating funds consist of premiums written and investment income. Operating cash flow is generally applied to the payment of claims, interest, expenses and prepaid federal income taxes in the form of Tax and Loss Bond purchases. During 2007, the early redemption of Tax and Loss Bonds due to the significant increase in loss reserves provided a source of funds (See “Prepaid Federal Income Taxes and Deferred Income Taxes” for information on the Tax and Loss Bonds).

We generated positive cash flow from operating activities of $191.1 million in 2007 compared to $88.4 million for 2006 and $70.8 million for 2005. The increase in cash flow from operating activities reflects the strong growth in premiums and investment income received, partially offset by increases in paid losses and operating expenses. A significant factor impacting the 2007 increase was the early redemption of $50.9 million of previously purchased Tax and Loss Bonds, which served as a source of cash in the current year. During 2006 and 2005, we purchased Tax and Loss Bonds which had the effect of reducing operating cash flow by $27.4 million and $20.3 million, respectively. We anticipate the early redemption of Tax and Loss Bonds to continue to be a source of cash in 2008 and 2009.

In 2007, we experienced significant operating losses, primarily the result of an increase in loss reserves of $275.6 million, which did not immediately impact our cash flow. Generally, there is about a 12 to 18 month delay from when reserves are initially established on a default to when a claim is ultimately paid. In 2007, paid losses amounted to $100.6 million; however, we expect paid losses to increase significantly in 2008. We anticipate that the majority of this cash outflow requirement related to the payment of claims in 2008 will be met by premiums and investment income; however, the liquidation of some short-term investments may be required to meet the expected paid loss requirements.

Positive operating cash flows are invested pending future payments of claims and expenses. We attempt to match the maturities of our invested assets to the anticipated timing of the payments of claims and expenses. Maturities within our fixed income investment portfolio have been structured to provide options to reinvest those funds or have such funds available to meet operating cash needs, such as the payment of claims. At December 31, 2007, maturities scheduled within the next twelve months within our fixed income portfolio amount to $91.4 million. An operating cash flow shortfall, if any, could be funded through sales of short-term investments and other investment portfolio securities. Our business does not routinely require significant capital expenditures other than for enhancements to our computer systems and technological capabilities.

On June 28, 2007, the Company entered into a three-year, $80.0 million unsecured revolving credit facility with three domestic banks to provide short-term liquidity for insurance operations and general corporate purposes. On August 22, 2007, we drew down $80 million under the credit facility and it continued to remain outstanding through year end. In December 2007, we utilized a portion of the funds provided through the credit facility to provide a $50 million capital contribution to Triad in anticipation of funds being repatriated from our Canadian subsidiary. In January 2008, we repatriated $39 million of the original $45 million originally invested in our Canadian subsidiary.

Under the credit agreement, the Company must maintain a minimum adjusted consolidated net worth level of $409.9 million at December 31, 2007, and must not exceed a statutory risk-to-capital ratio threshold of 22-to-1. The agreement also contains covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity and dispose of all or substantially all of its assets. In addition, the parent company is restricted from the payment of dividends if the Company is in default or if the payment of dividends places the Company in default. At December 31, 2007, the Company was in compliance with all such covenants. If the Company were to violate any of the covenants requiring the repayment of the $80 million drawn down under the credit facility, there remains adequate funds (including the $39 million repatriated from our Canadian subsidiary in January 2008) at the parent level to repay the debt.

Our risk-to-capital ratio has risen dramatically over the past year, driven primarily by significant increases in our risk-in-force during the past 12 months and operating losses we incurred in the last two quarters of 2007. We believe the housing and mortgage markets in 2008 will continue to be adversely affected by a number of factors, including declining home prices, an oversupply of homes offered for sale and increased foreclosures, particularly in certain distressed markets. We expect we will incur additional operating losses as new defaults are reported. Based on our internal projections, we must significantly augment our capital resources in the second quarter of 2008 in order to preserve our ability to continue to write new insurance. Since the fourth quarter of 2007, we have been working with a prominent financial advisory firm to pursue alternatives for enhancing our capital. We have not yet succeeded in obtaining any commitments for an investment in our company, and there can be no assurance that we will be able to obtain any such commitments in the future.

The proposals that have been considered involve structures under which Triad would implement a “run-off” plan and a newly formed mortgage insurer would acquire certain of Triad’s employees, infrastructure, sales force and insurance underwriting operations. In addition, we would cease writing new business. These proposals do not involve a direct investment in Triad. Completing any such transaction would be subject to numerous conditions, including obtaining necessary consents and approvals from our stockholders, the Illinois Department of Insurance and other state insurance regulatory authorities, the GSEs, rating agencies and other third parties. No assurance can be given that such consents and approvals could be obtained or that we can complete any such transaction. In addition, no assurance can be given that we would have any ownership interest in any new mortgage insurer formed to acquire assets of Triad or have any opportunity to share in the potential financial returns available from insurance written by such an insurer.

The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay its parent company. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and that limit the amount of dividends that may be paid without prior approval of the Illinois Department of Insurance. In addition to these statutory limitations on dividends, Illinois regulations provide that a mortgage guaranty insurer may not declare any dividends except from undivided profits remaining on hand over and above the amount of its policyholder reserve. In the second quarter of 2007, Triad declared and paid a dividend of $30 million to its parent company to partially fund the initial capital required to commence business in Canada. In the fourth quarter of 2007, the parent company made an additional capital contribution of $50 million to Triad that was recorded as additional paid in capital on the books of Triad.

Included in policyholders’ surplus of the U.S. insurance subsidiary, Triad, is a “surplus note” of $25 million payable to the registrant, its parent. The surplus note is included as statutory capital for the purpose of the calculation of all regulatory ratio analyses. The accrual of and payment of the interest on the surplus note must be approved by the Illinois Department of Insurance. Additionally, specific covenants of Triad’s surplus note prohibit the accrual of or payment of interest on the note if the most recently reported policyholders’ surplus is below the level at the time the note was originated. At year end, based upon the most recent statutory filings with the Illinois Department of Insurance (September 30, 2007), reported total policyholders’ surplus was below the level at the time the note was originated. Therefore, Triad did not request approval to accrue the interest on the surplus note at year end nor did we request approval to pay the interest on the scheduled due date of January 10, 2008. The statutory filings at December 31, 2007 included a release of the contingency reserve that resulted in policyholders’ surplus at a level greater than that when the surplus note was originated. We have requested the approval from the Illinois Department of Insurance to accrue and pay the interest on the $25 million surplus note, but as of this date, we have not received its approval.

Debt service on the $35 million long-term debt amounts to $2.8 million per year. The primary source of the cash flow for the debt service comes from the interest on the $25 million surplus note at Triad, which provides $2.2 million on an annual basis. If Triad is unable to pay the scheduled debt service on the $25 million surplus note to its parent for an extended period of time, the holding company may be unable to continue to meet its debt service obligations on the $35 million long-term debt.

As of December 31, 2007 there are no specific restrictions or requirements for capital support arrangements between the parent company and Triad or its subsidiaries. An agreement between the parent company and Triad, which was approved by our primary regulator, exists that allows for the reimbursement of expenses by Triad to the parent company for expenses.

We cede business to captive reinsurance affiliates of certain mortgage lenders, primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust accounts where we are the sole beneficiary. When ceded loss reserves exceed the trust balances, we address the counter-party credit risk of the reinsurance recoverable on a case-by-case basis and provide for a provision for uncollectible accounts where appropriate.

Total stockholders’ equity declined to $498.9 million at December 31, 2007, from $570.2 million at December 31, 2006. This decrease resulted primarily from our 2007 net loss of $77.5 million, offset by an increase in additional paid-in-capital of $4.7 million resulting from activity related to share-based compensation and the associated tax benefit.

Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. The following table provides information regarding our statutory capital position at December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006
	(Dollars in millions)

Statutory policyholders’ surplus	$197.7	$168.4
Statutory contingency reserve	387.4	521.8

Total	$585.1	$690.3

The primary differences between statutory policyholders’ surplus and equity computed under generally accepted accounting principles are the statutory contingency reserve, DAC and deferred income taxes. Generally, mortgage insurance companies are required to add to the statutory contingency reserve through a charge to surplus an amount equal to 50% of calendar year earned premiums and retain the contingency reserve in the statutory statements for a period of ten years. The contingency reserve can be released earlier than the scheduled ten years if the loss ratio exceeds 35%. The loss ratio substantially exceeded 35% in 2007 and marginally exceeded 35% in 2006. Accordingly, we released approximately $275.0 million and $19.7 million of contingency reserve surplus in 2007 and 2006, respectively.

Triad’s ability to write insurance depends on the maintenance of its financial strength ratings. Generally, states limit Triad’s statutory risk-to-capital ratio to 25-to-1. As of December 31, 2007, Triad’s risk-to-capital ratio was 20.5-to-1 as compared to 12.5-to-1 at December 31, 2006. The growth in the risk-to-capital ratio in 2007 was the result of significant increases in production in the first half of the year and operating losses in the last two quarters. The risk-to-capital ratio is calculated using net risk in force as the numerator and statutory capital as the denominator. Net risk in force accounts for risk ceded under reinsurance arrangements, including captive risk-sharing arrangements, as well as any applicable stop-loss limits and deductible amounts on structured transactions. Several states, including Triad’s domiciliary state, Illinois, require detailed calculations of risk-to-capital that differentiate risk between LTVs, coverage percentage, and type of product. As of December 31, 2007, Triad’s statutory capital was approximately 101% of the minimum capital required by the Illinois Department of Insurance and TGAC’s statutory capital was approximately 258% of the minimum required capital.

At December 31, 2007, Triad was rated “AA-” by both Standard & Poor’s Ratings Services and Fitch Ratings and “Aa3” by Moody’s Investors Service. On February 13, 2008, S&P placed its ratings of Triad on “credit watch” with negative outlook or implications indicating that ratings on Triad could be lowered multiple notches or affirmed with a negative outlook. On January 31, 2008, Moody’s placed its ratings of Triad on review for possible downgrade. On October 25, 2007, Fitch placed Triad on “Rating Watch Negative” as it addresses the revisions implemented in its proprietary capital model for U.S. mortgage insurers and related performance of the more recent vintage years. All three rating agencies are in the process of reviewing their ratings outlook for the U.S. private mortgage insurance industry. A further reduction in Triad’s ratings or a significant deterioration in the ratings outlook could impact our ability to write new business and jeopardize our GSE rating as a Type 1 or Type I mortgage insurer. See Part  I, Item 1A, “Risk Factors” in this report for further discussion relating to potential ratings downgrades.

Fannie Mae and Freddie Mac both have approval requirements for mortgage insurers and differentiate between services and the amount of insurance allowed depending upon the tier the mortgage insurer qualifies for under their requirements. If our ratings fall below the equivalent of “AA-” and if either Fannie Mae or Freddie Mac or both determine that we would not qualify as a Type 1 or Type I mortgage insurer, respectively, lenders may limit the amount of mortgage insurance that they would place with us, which would significantly impair our competitive position in the MI industry and adversely affect our business and financial condition. Additionally, both Fannie Mae and Freddie Mac as well as other investors have the ability to redirect renewal premiums to other mortgage insurers that meet the Type 1 or Type I requirements, respectively, if they determine a lower tier mortgage insurer is a risk for the payment of claims. If Triad were to fail to meet the requirements to qualify as a Type 1 or Type I mortgage insurer, respectively, and Fannie Mae or Freddie Mac or both redirected renewal premiums to higher rated mortgage insurers, then it would have a significant negative impact on future results of operations. See Part I, Item 1,

“Financial Strength Rating” and Part I, Item 1A, “Risk Factors” in this report for further discussion on the qualification standards of Fannie Mae and Freddie Mac.

The Office of Federal Housing Enterprise Oversight (“OFHEO”) issued its risk-based capital rules for Fannie Mae and Freddie Mac in the first quarter of 2002. The regulation provides capital guidelines for Fannie Mae and Freddie Mac in connection with their use of various types of credit protection counterparties, including a more preferential capital credit for insurance from a “AAA” rated private mortgage insurer than for insurance from a “AA” rated private mortgage insurer. The phase-in period for OFHEO’s risk-based capital rules is ten years. At present, no private mortgage insurer is rated higher than “AA” and based upon the overall negative outlook for mortgage insurers presently, we do not believe these rules will have a significant adverse impact on our financial condition or operations in the future. However, if the risk-based capital rules result in future changes to the preferences of Fannie Mae and Freddie Mac regarding their use of the various types of credit enhancements or their choice of mortgage insurers based on their credit rating, our operations and financial condition could be significantly impacted.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

We had no material off-balance sheet arrangements at December 31, 2007.

We lease office facilities, automobiles, and office equipment under operating leases with minimum lease commitments that range from one to ten years. We had no capitalized leases or material purchase commitments at December 31, 2007.

Our long-term debt has a single maturity date of 2028. The following table represents our aggregate contractual obligations as of December 31, 2007:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations:	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Long-term debt	$35,000	$—	$—	$—	$35,000
Operating leases	8,567	2,358	3,331	2,878	—
Loss reserves	359,939	269,954	89,985	—	—

Total	$403,506	$272,312	$93,316	$2,878	$35,000

The other long-term liabilities reflected on our balance sheet under the GAAP category above is comprised of our reserve for losses and LAE. For the purpose of this table, we estimated that 75% of the existing reserves will result in claim payments in the next year and the remaining 25% will be paid in the following two years in equal amounts based upon historical claim payment trends. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management.

Market Risk Exposure

Fixed maturity securities represented approximately 92% of our invested assets at December 31, 2007 based on amortized cost. While the fair value of these fixed rate securities generally bears an inverse relationship to changes in prevailing market interest rates, a change in market interest rates would not immediately impact results of operations because we have the ability and intent to hold these securities until maturity. However, a decrease in market interest rates generally will have the effect of initiating an early call provision of those securities possessing such provisions. The proceeds relating to the early called securities in a decreasing interest rate environment generally are invested in lower yielding investments that would ultimately decrease results of operations. Our long-term debt matures in 2028 with no early call or put provisions and bears interest at a fixed rate of 7.9% per annum. The fair value of this debt is sensitive to changes in prevailing interest rates; however, a change in rates would not impact results of operations. We believe that a 20% increase or decrease in market interest rates is reasonable for the upcoming year. A 20% relative increase or decrease in market interest rates that affect our financial instruments would not have a material impact on results of operations during 2008.

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

Reserve for Losses and Loss Adjustment Expenses (“LAE”)

We calculate our best estimate of the reserve for losses to provide for the estimated costs of settling claims on loans reported in default, as of the date of our financial statements. Additionally, we provide a reserve for loans in default that are in the process of being reported to us (incurred but not reported) using an estimate based on the percentage of actual reported defaults. Our reserving process incorporates various components in a model that gives effect to current economic conditions and segments defaults by a variety of criteria. The criteria include, among others, policy year, lender, geography and the number of months and number of times the policy has been in default, as well as whether the defaults were underwritten as flow business or as part of a structured bulk transaction.

Frequency and severity are the two most significant assumptions in the establishment of our loss reserves. Frequency is used to estimate the ultimate number of paid claims associated with the current defaulted loans. The frequency estimate assumes that long-term historical experience, taking into consideration criteria such as those described in the preceding paragraph, and adjusted for current economic conditions that we believe will significantly impact the long-term loss development, provides a reasonable basis for forecasting the number of claims that will be paid. Severity is the estimate of the dollar amount per claim that will be paid. The severity factors are estimates of the percentage of the risk in force that will be paid. The severity factors used are based on an analysis of the severity rates of recently paid claims, applied to the risk in force of the loans currently in default. The frequency and severity factors are updated quarterly. Economic conditions and other data upon which these factors are based may change more frequently than once a quarter. Therefore, significant changes in reserve requirements may become evident three or more months following the underlying events that would necessitate the change.

The estimation of loss reserves requires assumptions as to future events, and there are inherent risks and uncertainties involved in making these assumptions. Economic conditions that have affected the development of loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree. To provide a measure of the sensitivity on pretax income and loss reserves carried on the balance sheet, we have provided the following table that quantifies the impact of percentage increases and decreases in both the average frequency and severity as of December 31, 2007:

	Sensitivity Analysis
	Effect on Pretax Income from
	Changes in Assumptions
	Decrease in Factors	Increase in Factors
	Resulting in an	Resulting in a
	Increase in Pretax	(Decrease) in Pretax
	Income	Income
	(Dollars in thousands)

20% Increase (Decrease) in the Frequency Factors
Utilized in the Loss Reserve Model	$63,178	$(63,179)
20% Increase (Decrease) in the Severity Factors
Utilized in the Loss Reserve Model	$71,970	$(69,388)
20% Increase (Decrease) in Both the Frequency and
Severity Factors Utilized in the Loss Reserve Model	$123,561	$(146,449)

The impact on loss reserves on the balance sheet would be to decrease reserves for favorable developments and to increase reserves for unfavorable developments. There would be no impact on liquidity resulting from the change in reserves. However, there would be a change in cash or invested assets equal to the increase or decrease in the ultimate paid claims related to the change in reserves. We believe that a 20% increase or decrease in frequency or severity is reasonably likely based on potential changes in future economic conditions and past experience, although we believe there is a greater propensity during 2008 for an increase in the frequency and severity factors given the current conditions of the housing market. Economic conditions that could give rise to an increase in the frequency rate could be a sudden increase or a prolonged period of increase in the unemployment rate or a continued downward trend in home prices while, conversely, an improved housing market, a sudden drop in interest rates or a sustained period of economic and job growth could decrease the frequency rate. Any factor that would affect our ability to sell a home of a borrower in default prior to foreclosure would affect our severity. The most prominent of these would be the value of the underlying home.

Because the estimate for loss reserves is sensitive to the estimates of claims frequency and severity, we perform analyses to test the reasonableness of the best estimate generated by our loss reserve process. Our loss reserve estimation process and our analyses support the reasonableness of the best estimate of loss reserves recorded in our financial statements. See “Losses and Expenses” above for a more detailed discussion of the reserves for losses and LAE.

Investments

Valuing our investment portfolio involves a variety of assumptions and estimates, particularly for investments that are not actively traded. We rely on external pricing sources for highly liquid, publicly traded securities and use an internal pricing matrix developed by our outside investment advisors for privately placed securities. This matrix relies on our judgment concerning (a) the discount rate we use in calculating expected future cash flows, (b) credit quality and (c) expected maturity.

Much of our fixed maturity municipal bond portfolio contains credit enhancements that guarantee the payments of principal and interest. This guarantee is generally provided by “AAA” rated financial guaranty companies and has resulted in most of these securities being at the highest credit rating. Many of the financial guaranty companies that provide the credit enhancement on our municipal bond portfolio are currently in jeopardy of being downgraded below “AAA” by the rating agencies or already have been downgraded below “AAA”. As a result, the ratings of the bonds they insure will generally be downgraded as well. As a result, we have examined the underlying credit on the individual securities to determine if an other-than-temporary impairment has taken place.

We regularly monitor our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and any other-than-temporary impairments are charged against results of operations in the proper period. The timely identification and valuation of potentially impaired securities involves many judgments. The most significant judgments that we make relate to the estimated future cash flows on potentially impaired securities and our intent and ability to hold a security to anticipated recovery of value. Inherently, there are risks and uncertainties involved in making these judgments. For a further discussion of the valuation of our investment portfolio and the methodology we use to identify potential impairments, see “Investment Portfolio” above.

Deferred Policy Acquisition Costs

The costs of acquiring new business, principally sales compensation and certain policy underwriting and issue costs that are primarily related to the production of new business, are capitalized as deferred policy acquisition costs (“DAC”). Amortization of DAC is charged to expense in proportion to premiums recognized over the estimated policy life. We make judgments in the determination of estimated policy life utilized in the amortization assumptions. The most significant judgment that we make related to DAC is the estimated life of the asset.

We review the persistency of policies in force and make appropriate adjustments to the amortization of deferred policy acquisition costs to reflect actual policy cancellations. We also prepare an analysis to determine that the DAC on our balance sheet is recoverable against the future profits of our existing book of business. The critical assumptions that we utilize in assessing the recoverability of the DAC is the persistency of the premium stream and the amount and timing of paid losses. We make our best estimate of the persistency and claim patterns based upon the information available at the time. Because these estimates of persistency and amount of and timing of claims are sensitive to future economic events, these estimates may change in the future. For a further discussion of DAC, see “Financial Position” above.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements relating to future plans, expectations and performance, which involve various risks and uncertainties, including, but not limited to, the following:

•	if our current ratings are downgraded or we violate regulatory requirements, absent the receipt of waivers from the GSEs and insurance regulators, we would not be able to write new insurance and would be limited to servicing our remaining book of business;

•	if we implement a run-off plan and our business is limited to servicing our remaining book of in-force insurance, we face additional regulatory and operating risks that could reduce or eliminate the market value of our common stock;

•	interest rates may increase or decrease from their current levels;

•	housing prices may increase or decrease from their current levels;

•	ongoing credit problems in the mortgage marketplace may continue and cause an increased number of defaults and paid claims;

•	housing transactions requiring mortgage insurance may decrease for many reasons, including changes in interest rates or economic conditions or alternative credit enhancement products;

•	our market share may change as a result of changes in underwriting criteria or competitive products or rates;

•	the amount of insurance written could be adversely affected by changes in federal housing legislation, including changes in the Federal Housing Administration loan limits and coverage requirements of the GSEs, Freddie Mac and Fannie Mae;

•	our financial condition and competitive position could be affected by legislation or regulation impacting the mortgage guaranty industry or the GSEs, specifically, and the financial services industry in general;

•	rating agencies may revise methodologies for determining our financial strength ratings and may further revise, downgrade or withdraw the assigned ratings at any time;

•	decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on results of operations;

•	the amount of insurance written and the growth in insurance in force or risk in force, as well as our performance, may be adversely impacted by the competitive environment in the private mortgage insurance industry, including the type, structure, mix and pricing of our products and services and our competitors;

•	if we fail to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans;

•	with consolidation occurring among mortgage lenders and our concentration of insurance in force generated through relationships with significant lender customers, our margins may be compressed and the loss of a significant customer or a change in their business practices affecting mortgage insurance may have an adverse effect on our results of operations;

•	our performance may be impacted by changes in the performance of the financial markets and general economic conditions;

•	economic downturns in regions where our risk is more concentrated, such as the distressed markets, could have a particularly adverse effect on our financial condition and loss development;

•	revisions in risk-based capital rules by the Office of Federal Housing Enterprise Oversight for the GSEs could severely limit our ability to compete against various types of credit and our risk-to-capital ratio may continue to grow, which could cause us to face adverse regulatory action, rating agency action or both;

•	further changes in the eligibility guidelines of the GSEs could have an adverse effect on results of operations and our ability to conduct our business;

•	proposed regulation by the Department of Housing and Urban Development to exclude packages of real estate settlement services, which may include any required mortgage insurance premium paid at closing, from the anti-referral provisions of the Real Estate Settlement Procedures Act could adversely affect our results of operations; and

•	our financial and competitive position could be affected by regulatory activity requiring changes to mortgage industry business practices, such as captive reinsurance.

Accordingly, actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in documents that we file from time to time with the SEC.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

See information in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Exposures,” which is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data are presented in a separate section of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Triad Guaranty Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Triad Guaranty Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based upon the definition of “disclosure controls and procedures” as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment to the cost-benefit relationship of possible controls and procedures.

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, management has concluded that disclosure controls and procedures as of December 31, 2007 were effective in ensuring that material information required to be disclosed in this Form 10-K was recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control over Financial Reporting

There have been no significant changes in Triad Guaranty Inc.’s internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of Triad Guaranty Inc.’s internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management determined that, as of December 31, 2007, Triad Guaranty Inc. maintained effective internal control over financial reporting. Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm on Internal Control
over Financial Reporting

The Board of Directors and Stockholders of Triad Guaranty Inc.

We have audited Triad Guaranty Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Triad Guaranty Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Triad Guaranty Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triad Guaranty Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Triad Guaranty Inc. and our report dated March 12, 2008 expressed an unqualified opinion thereon.

Raleigh, North Carolina
March 12, 2008

Item 9B.	Other Information

On March 28, 2008, we and our subsidiaries and affiliates entered into a new employment agreement with Kenneth C. Foster (the “New Foster Agreement”) that amended, restated and replaced in its entirety that certain Employment Agreement between Triad Guaranty Insurance Corporation and Mr. Foster, dated as of June 14, 2002. The New Foster Agreement, among other things, (i) provides for the resignation of Mr. Foster as an officer of us and our subsidiaries effective June 30, 2008, (ii) provides that Mr. Foster’s full-time employment with us and our subsidiaries will cease effective as of June 30, 2008, (iii) provides for the employment of Mr. Foster as a permanent part-time employee for a period beginning on July 1, 2008 and terminating on June 30, 2010 (the “Employment Period”), unless terminated earlier pursuant to “cause” as such term is defined in the New Foster Agreement, (iv) requires that Mr. Foster be available for up to 10 days per month for work that is of a comparable nature to work that has been, or is currently being, performed by Mr. Foster for us or our subsidiaries, for which he will receive the sum of $20,000 per month during the Employment Period, (v) provides for subsidized COBRA premiums for 18 months beginning July 1, 2008 and for Mr. Foster’s continued participation in our tax-qualified 401(k) plan, (vi) provides for continued vesting of unvested equity until the expiration of the Employment Period, and (vii) provides for certain confidentiality, non-solicitation, non-competition and non-disparagement covenants.

Our Employment Agreement, dated September 5, 2005, as amended, with Mark K. Tonnesen, our President and Chief Executive Officer, provides for automatic renewals of the Agreement for successive six-month terms, unless notice of non-renewal is given at least one year prior to the beginning of the next successive six-month term. Under this provision, the term of the Agreement currently expires on March 31, 2009. On March 28, 2008, we gave notice to Mr. Tonnesen that the Employment Agreement will not automatically renew for any six-month term beyond March 31, 2009, the current expiration date. We are currently engaged in negotiations with Mr. Tonnesen regarding amendments to his Employment Agreement.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information called for by this Item is included in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the headings “Election of Directors,” “Principal Holders of Common Stock” and “Corporate Governance,” and is hereby incorporated by reference.

For information regarding our executive officers, reference is made to the section entitled “Executive Officers” in Part I, Item 1 of this Report.

Code of Ethics

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

Information called for by this Item is included in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation” and “Corporate Governance,” and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by this Item is included in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Principal Holders of Common Stock,” and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information called for by this Item is included in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the headings “Certain Transactions” and “Corporate Governance,” and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

Information called for by this Item is included in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “Relationships with Independent Public Accountants,” and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report and is incorporated herein by reference.

(a) (3) Listing of Exhibits — The response to this portion of Item 15 is submitted as the “Exhibit Index” of this report and is incorporated herein by reference.

(b) Exhibits — Please see Exhibit Index.

(c) Financial Statement Schedules — The response to this portion of Item 15 is submitted as a separate section of this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2008.

By:	/s/ Mark K. Tonnesen
Mark K. Tonnesen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 1st day of April, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ William T. Ratliff, III William T. Ratliff, III	Chairman of the Board

/s/ Mark K. Tonnesen Mark K. Tonnesen	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Kenneth W. Jones Kenneth W. Jones	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Kenneth S. Dwyer Kenneth S. Dwyer	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Glenn T. Austin, Jr. Glenn T. Austin, Jr.	Director

/s/ Robert T. David Robert T. David	Director

/s/ H. Lee Durham, Jr. H. Lee Durham, Jr.	Director

/s/ Richard S. Swanson Richard S. Swanson	Director

/s/ David W. Whitehurst David W. Whitehurst	Director

/s/ Henry G. Williamson, Jr. Henry G. Williamson, Jr.	Director

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) and (2), (3), (b), and (c)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

INDEX TO EXHIBITS

CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2007

TRIAD GUARANTY INC.

WINSTON-SALEM, NORTH CAROLINA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

(Item 15(a) (1) and (2))

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Triad Guaranty Inc.

We have audited the accompanying consolidated balance sheets of Triad Guaranty Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Guaranty Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triad Guaranty Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

Raleigh, North Carolina
March 12, 2008

TRIAD GUARANTY INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands, except per share data)

ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $710,924 and $568,992)	$725,631	$586,594
Equity securities (cost: $2,520 and $9,530)	2,162	10,417
Other investments	—	5,000
Short-term investments	56,746	5,301

Total invested assets	784,539	607,312
Cash and cash equivalents	124,811	38,609
Real estate acquired in claim settlement	10,860	10,170
Accrued investment income	10,246	8,054
Deferred policy acquisition costs	36,243	35,143
Prepaid federal income taxes	116,008	166,908
Property and equipment, at cost less accumulated depreciation (2007 — $23,458; 2006 — $21,160)	11,421	7,678
Reinsurance recoverable, net	5,815	841
Other assets	32,910	20,916

Total assets	$1,132,853	$895,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$359,939	$84,352
Unearned premiums	17,793	13,193
Amounts payable to reinsurers	6,525	5,909
Deferred income taxes	123,297	176,483
Revolving line of credit	80,000	—
Long-term debt	34,519	34,510
Accrued interest on debt	1,355	1,275
Accrued expenses and other liabilities	10,574	9,685

Total liabilities	634,002	325,407
Commitments and contingencies — Notes 5 and 15
Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 1,000,000
shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — authorized 32,000,000 shares; issued and outstanding 14,920,243 shares at December 31,
2007 and 14,856,401 shares at December 31, 2006	149	149
Additional paid-in capital	109,679	104,981
Accumulated other comprehensive income, net of income tax liability
of $6,475 at December 31, 2007 and $6,471 at December 31, 2006	13,405	12,018
Retained earnings	375,618	453,076

Total stockholders’ equity	498,851	570,224

Total liabilities and stockholders’ equity	$1,132,853	$895,631

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)

Revenue:
Premiums written:
Direct	$339,007	$256,706	$207,260
Ceded	(55,784)	(46,140)	(40,644)

Net premiums written	283,223	210,566	166,616
Change in unearned premiums	(4,323)	290	2,381

Earned premiums	278,900	210,856	168,997
Net investment income	32,936	26,696	22,998
Net realized investment gains (losses)	(3,049)	1,584	36
Other income	8	8	15

	308,795	239,144	192,046
Losses and expenses:
Net losses and loss adjustment expenses	372,939	94,227	66,855
Interest expense on debt	4,375	2,774	2,773
Amortization of deferred policy acquisition costs	18,497	16,268	14,902
Other operating expenses (net of acquisition costs deferred)	43,628	35,556	29,610

	439,439	148,825	114,140

(Loss) income before income taxes (benefit)	(130,644)	90,319	77,906
Income taxes (benefit):
Current	(5)	4,078	2,805
Deferred	(53,181)	20,606	18,288

	(53,186)	24,684	21,093

Net (loss) income	$(77,458)	$65,635	$56,813

(Loss) earnings per common and common equivalent share:
Basic	$(5.22)	$4.44	$3.87

Diluted	$(5.22)	$4.40	$3.84

Shares used in computing (loss) earnings per common and common equivalent share:
Basic	14,829,205	14,769,859	14,691,478

Diluted	14,829,205	14,912,519	14,808,387

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Accumulated
		Additional	Other
	Common	Paid-In	Comprehensive	Deferred	Retained
	Stock	Capital	Income	Compensation	Earnings	Total
	(Dollars in thousands, except per share data)

Balance at January 1, 2005	$146	$94,852	$13,218	$(1,501)	$330,628	$437,343
Net Income	—	—	—	—	56,813	56,813
Other comprehensive income — net of tax:
Change in unrealized gains on investments	—	—	(2,112)	—	—	(2,112)

Other comprehensive income						(2,112)
Comprehensive income						54,701
Tax effect of exercise of non-qualified stock options and vesting of restricted stock	—	2,090	—	—	—	2,090
Net issuance of restricted stock under stock incentive plan	—	3,448	—	(3,448)	—	—
Issuance of common stock under stock incentive plan	2	3,267	—	—	—	3,269
Amortization of deferred compensation	—	—	—	1,788	—	1,788

Balance at December 31, 2005	148	103,657	11,106	(3,161)	387,441	499,191
Net income	—	—	—	—	65,635	65,635
Other comprehensive income-net of tax Change in unrealized gains on investments	—	—	912	—	—	912

Other comprehensive income						912
Comprehensive income						66,547
Adoption of FAS 123(R)		(3,161)	—	3,161	—	—
Share-based compensation	—	3,476	—	—	—	3,476
Tax effect of exercise of non-qualified stock options and vesting of restricted stock	—	263	—	—	—	263
Net issuance of restricted stock under stock incentive plan	1	(1)	—	—	—	—
Issuance of common stock under stock incentive plan	—	747	—	—	—	747

Balance at December 31, 2006	149	104,981	12,018	—	453,076	570,224
Net loss	—	—	—	—	(77,458)	(77,458)
Other comprehensive income-net of tax
Change in unrealized gains on investments	—	—	(2,691)	—	—	(2,691)
Foreign currency translation adjustment	—	—	4,078	—	—	4,078

Other comprehensive income						1,387
Comprehensive loss						(76,071)
Share-based compensation	—	3,918	—	—	—	3,918
Tax effect of exercise of non-qualified stock options and vesting of restricted stock	—	164	—	—	—	164
Issuance of common stock under stock incentive plan	—	616	—	—	—	616

Balance at December 31, 2007	$149	$109,679	$13,405	$—	$375,618	$498,851

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Operating activities
Net (loss) income	$(77,458)	$65,635	$56,813
Adjustments to reconcile net income to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	280,187	32,977	14,584
Accrued expenses and other liabilities	889	1,716	1,421
Amounts payable to reinsurer	616	1,099	343
Accrued investment income	(2,192)	(817)	(1,008)
Policy acquisition costs deferred	(19,597)	(17,727)	(16,133)
Amortization of deferred policy acquisition costs	18,497	16,268	14,902
Net realized investment losses (gains)	3,049	(1,584)	(36)
Provision for depreciation	2,309	2,531	3,456
Accretion of discount on investments	680	130	(118)
Deferred income taxes	(53,181)	20,606	18,288
Prepaid federal income taxes	50,900	(27,443)	(20,333)
Real estate acquired in claim settlement, net of write-downs	(690)	(4,449)	(5,510)
Accrued interest on debt	80	—	—
Other assets	(16,968)	(4,141)	96
Other operating activities	3,955	3,645	4,082

Net cash provided by operating activities	191,076	88,446	70,847
Investing activities
Securities available-for-sale:
Purchases — fixed maturities	(298,992)	(172,782)	(130,475)
Sales — fixed maturities	155,295	116,101	35,900
Maturities — fixed maturities	1,715	6,386	11,715
Purchases — equities	(55)	(4,805)	—
Sales — equities	8,338	3,183	1,853
Purchases of other investments	—	(5,000)	—
Net change in short-term investments	(51,445)	(505)	7,724
Purchases of property and equipment	(6,052)	(2,382)	(2,339)

Net cash used in investing activities	(191,196)	(59,804)	(75,622)
Financing activities
Borrowings under revolving credit facility	80,000	—	—
Excess tax benefits from share-based compensation	175	286	—
Proceeds from exercise of stock options	616	747	3,269

Net cash provided by financing activities	80,791	1,033	3,269
Foreign currency translation adjustment on cash and cash equivalents	5,531	—	—

Net change in cash and cash equivalents	86,202	29,675	(1,506)
Cash and cash equivalents at beginning of period	38,609	8,934	10,440

Cash and cash equivalents at end of period	$124,811	$38,609	$8,934

Supplemental schedule of cash flow information
Cash (received) paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$(45,614)	$34,454	$24,733
Interest	$4,286	$2,765	$2,765

See accompanying notes.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1.	Accounting Policies

Nature of Business

Triad Guaranty Inc. is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”), provides mortgage insurance coverage in the United States. This allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market and protects lenders from credit default-related expenses. Another wholly owned subsidiary, Triad Guaranty Insurance Corporation Canada (“TGICC), was formed in 2007 for the purpose of exploring opportunities for providing mortgage insurance in Canada. TGICC did not write any business and only had start-up expenses in 2007. See Note 16 Subsequent Event regarding TGICC. Triad Guaranty Inc. and its subsidiaries are collectively referred to as the “Company”.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (GAAP), which vary in some respects from statutory accounting practices which are prescribed or permitted by the various state insurance departments in the United States or GAAP in Canada.

Consolidation

The consolidated financial statements include the amounts of Triad Guaranty Inc. and its wholly owned subsidiaries, TGICC and Triad, including Triad’s wholly-owned subsidiaries, Triad Guaranty Assurance Corporation (“TGAC”) and Triad Re Insurance Corporation (“Triad Re”). All significant intercompany accounts and transactions have been eliminated.

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

Other investments in the prior year represented an investment in an equity security for which there was no readily determinable market value and was stated at fair value. During 2007, we determined that the entire other investment category was other-than-temporarily impaired and wrote off the entire balance.

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

Real Estate Acquired in Claim Settlement

Real estate is sometimes acquired in the settlement of claims as part of the Company’s effort to mitigate losses. The real estate is carried at the lower of cost or net realizable value. Gains or losses from the holding or disposition of real estate acquired in claim settlement are recorded in net losses and LAE. At December 31, 2007 and 2006, the Company held 57 and 68 properties, respectively, that it acquired in settlement of claims.

Deferred Policy Acquisition Costs

The costs of acquiring new business, principally sales compensation and certain policy underwriting and issue costs, that are primarily related to the production of new business, are capitalized as deferred policy acquisition costs. Amortization of such policy acquisition costs is charged to expense in proportion to premiums recognized over the estimated policy life. The most significant judgment that the Company makes related to deferred policy acquisition costs is the estimated life of the asset.

The Company reviews the persistency of policies in force and makes appropriate adjustments to the amortization of deferred policy acquisition costs to reflect actual policy cancellations. The Company prepares an analysis to determine if the deferred policy acquisition costs on our balance sheet are recoverable against the future profits of the existing book of business. The critical assumptions utilized by the Company in this process is the persistency of future premium stream and the amount and timing of paid losses. The Company makes its best estimate of the persistency and future claim pattern based upon the information available at the time. Because these estimates of persistency and the amount and timing of claims paid are sensitive to future economic events, these estimates may change in the future.

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

Frequency and severity are the two most significant assumptions in the establishment of the Company’s loss reserves. Frequency is used to estimate the ultimate number of paid claims associated with the current defaulted loans. The frequency estimate assumes that long-term historical experience, taking into consideration criteria such as those described in the preceding paragraph, and adjusted for current economic conditions that the Company believes will significantly impact the long-term loss development, provides a reasonable basis for forecasting the number of claims that will be paid. Severity is the estimate of the dollar amount per claim that will be paid. The

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

severity factors are estimates of the percent of the risk in force that will be paid. The severity factors used are based on an analysis of the severity rates of recently paid claims, applied to the risk in force of the loans currently in default. The frequency and severity factors are updated quarterly.

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

Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves. Generally, the amounts so deducted must be included in taxable income in the tenth subsequent year. This deduction is allowed only to the extent that non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction. The Company accounts for these purchases as a prepayment of federal income taxes. Current income tax expense in the prior years is primarily associated with the addition to taxable income of the contingency reserve deduction from ten years prior. As a result of operating losses for 2007, the previously established contingency reserve was released earlier than the scheduled ten years in an amount that offset the operating loss. Accordingly, the previously purchased Tax and Loss Bonds associated with the contingency reserve release were redeemed early.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company was subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed tax positions in its filed income tax returns. The only periods subject to examination for the Company’s federal returns are the 2003 through 2006 tax years. In January 2007, the Company received a final notice from the Internal Revenue Service stating that the examination of its 2004 tax return was completed and no changes were made to the Company’s reported tax. The Company believes that its income and deduction filing positions in the remaining open tax years would be sustained if subject to audit and does not anticipate any adjustments that will result in a material change in its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Significant Customers

During 2007, three customers individually accounted for greater than 10% of total revenues. These three customers accounted for approximately 22%, 13% and 10%, respectively, of the Company’s total 2007 revenue. In 2006, two of these same customers accounted for approximately 17% and 11% of total 2006 revenue.

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

Foreign Currency Translation

Assets denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents using exchange rates at December 31. Revenues and expenses are translated at weighted-average exchange rates for the period in which they occurred. Gains and losses on currency re-measurement represent the revaluation of assets and liabilities denominated in non-functional currency to the functional currency, the U.S. dollar and are recorded in net realized investment gains (losses).

(Loss) Earnings Per Share (“EPS”)

Basic and diluted EPS are based on the weighted-average daily number of shares outstanding. For the year ended December 31, 2007, the basic and diluted EPS denominator are the same weighted-average daily number of shares outstanding. In computing diluted EPS, only potential common shares that are dilutive — those that reduce EPS or increase loss per share — are included. Exercise of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported. For the years ended December 31, 2006 and 2005, the denominator includes the dilutive effect of stock options and unvested restricted stock on the weighted-average shares outstanding. The numerator used in basic EPS and diluted EPS is the same for all periods

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented. At December 31, 2006 and 2005, options to purchase approximately 35,000 and 107,000, respectively, of the Company’s stock were excluded from the calculation of EPS because they were antidilutive.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other comprehensive (loss) income. For the Company, other comprehensive (loss) income is composed of unrealized gains or losses on available-for-sale securities, net of income tax, and the unrealized gains or losses on the change in foreign currency translation, net of income taxes. The components of comprehensive (loss) income are displayed in the following table, along with the related tax effects:

	2007		2006	2005
	(Dollars in thousands)

Unrealized gains (losses) arising during the period, before taxes	$(7,189)		$2,988	$(3,213)
Income tax (expense) benefit	2,516		(1,046)	1,124

Unrealized gains (losses) arising during the period, net of taxes	(4,673)		1,942	(2,089)
Less reclassification adjustment:
(Loss) Gains realized in net income	(3,049)		1,584	36
Income tax (expense) benefit	1,067		(554)	(13)

Reclassification adjustment for gains realized in net income	(1,982)		1,030	23

Change in unrealized gains (losses) on investments	(2,691)		912	(2,112)

Foreign currency translation adjustment, before taxes	5,531		—	—
Income tax (expense) benefit	(1,453	)(1)	—	—

Foreign currency translation adjustment, after taxes	4,078		—	—

Other comprehensive income (loss)	$1,387		$912	$(2,112)

(1)	Tax effect calculated from unrealized gain on subsidiary of $4,151,000.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. (“SFAS 159”), which allows companies to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company beginning January 1, 2008. The Company has evaluated the potential impact of adopting SFAS 159 and has chosen not to designate any assets or liabilities to be recorded at fair value under this standard.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning January 1, 2009. The Company does not anticipate SFAS 160 will have a material impact on the Company’s financial position or results of operations.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS 141(R), Business Combinations — a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of adoption of SFAS 141(R).

Reclassifications

During 2007, the Company reclassified income taxes recoverable in the consolidated balance sheets to other assets. Accordingly, $51,000 as of December 31, 2006 was reclassified to other assets to conform to the current year presentation, with conforming reclassifications in the statement of cash flows.

2.	Investments

The cost or amortized cost, gross unrealized gains and losses, and the fair value of investments at December 31, 2007 and 2006 are as follows:

	December 31, 2007
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

Available-for-sale securities:
Fixed maturity securities:
U.S. government	$11,644	$144	$(25)	$11,763
State and municipal	659,178	15,552	(1,467)	673,263
Corporate	40,102	672	(169)	40,605

Total fixed maturity securities	710,924	16,368	(1,661)	725,631
Equity securities	2,520	—	(358)	2,162
Short-term investments	56,746	—	—	56,746

	$770,190	$16,368	$(2,019)	$784,539

	December 31, 2006
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

Available-for-sale securities:
Fixed maturity securities:
U.S. government	$12,119	$4	$(281)	$11,842
State and municipal	541,389	17,306	(564)	558,131
Corporate	15,438	1,138	(4)	16,572
Mortgage-backed	46	3	—	49

Total fixed maturity securities	568,992	18,451	(849)	586,594
Equity securities	9,530	954	(67)	10,417
Other investments	5,000	—	—	5,000
Short-term investments	5,301	—	—	5,301

	$588,823	$19,405	$(916)	$607,312

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 and 2006, the Company had 82 and 174 securities with gross unrealized losses, respectively. The following tables show the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Fixed maturities:
U.S. government	$391	$(4)	$2,729	$(21)	$3,120	$(25)
State and municipal	84,437	(1,243)	23,586	(224)	108,023	(1,467)
Corporate	20,670	(169)	—	—	20,670	(169)

Subtotal	105,498	(1,416)	26,315	(245)	131,813	(1,661)
Equity securities	2,162	(358)	—	—	2,162	(358)

Total temporarily impaired securities	$107,660	$(1,774)	$26,315	$(245)	$133,975	$(2,019)

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Fixed maturities:
U.S. government	$—	$—	$10,968	$(281)	$10,968	$(281)
State and municipal	31,094	(159)	20,632	(405)	51,726	(564)
Corporate	392	(4)	—	—	392	(4)

Subtotal	31,486	(163)	31,600	(686)	63,086	(849)
Equity securities	658	(56)	205	(11)	863	(67)

Total temporarily impaired securities	$32,144	$(219)	$31,805	$(697)	$63,949	$(916)

The Company reviews its investments quarterly to identify and evaluate whether any investments have indications of possible impairment and whether any impairments are other than temporary. Factors considered in determining whether a loss is other than temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near- term prospects of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery in market value. The Company believes at this point in time that the positive evidence outweighs the negative evidence and all of the unrealized losses shown above are temporary. Those gross unrealized losses at December 31, 2007 related to fixed maturities that have been in a continuous loss position for 12 months or more are primarily the result of changes in interest rates. None of the fixed maturity securities with unrealized losses have ever missed or been delinquent on a scheduled principal or interest payment. During 2007 and 2006, the Company wrote down securities including other investments by $5,309,000 and $375,000, respectively, to reflect other-than-temporary declines in fair value.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of investments in fixed maturity securities, at December 31, 2007, are summarized by stated maturity as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Maturity:
One year or less	$62,631	$63,368
After one year through five years	196,195	202,403
After five years through ten years	273,470	279,487
After ten years	178,628	180,373

Total	$710,924	$725,631

The details of net realized investment gains (losses) including other-than-temporary impairments are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$912	$913	$25
Gross realized losses	(281)	(222)	(305)
Equity securities:
Gross realized gains	1,328	1,113	396
Gross realized losses	(56)	(207)	(80)
Foreign currency gross realized gains (losses)	50	(13)	—
Other investment losses	(5,002)	—	—

Net realized (losses) gains	$(3,049)	$1,584	$36

Net unrealized gains (losses) on fixed maturity securities increased (decreased) by $(2,895,000), $1,675,000 and $(2,762,000) in 2007, 2006, and 2005, respectively; the corresponding amounts for equity securities were $(1,245,000), $(271,000), and $(488,000).

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Income:
Fixed maturities	$29,599	$26,061	$22,956
Preferred stocks	258	313	334
Common stocks	57	98	173
Cash, cash equivalents and short-term investments	3,931	1,013	422

	33,845	27,485	23,885
Expenses	(909)	(789)	(887)

Net investment income	$32,936	$26,696	$22,998

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 and 2006, investments with an amortized cost of $6,902,000 and $6,631,000, respectively, were on deposit with various state insurance departments to satisfy regulatory requirements.

3.	Deferred Policy Acquisition Costs

An analysis of deferred policy acquisition costs is as follows:

	2007	2006	2005
	(Dollars in thousands)

Balance — beginning of period	$35,143	$33,684	$32,453
Acquisition costs deferred:
Sales compensation	8,207	7,072	6,296
Underwriting and issue expenses	11,390	10,655	9,837

	19,597	17,727	16,133
Amortization of acquisition expenses	18,497	16,268	14,902

Net increase	1,100	1,459	1,231

Balance — end of period	$36,243	$35,143	$33,684

4.	Reserve for Losses and LAE

Activity for the reserve for losses and LAE for 2007, 2006, and 2005 is summarized as follows:

	2007	2006	2005
	(Dollars in thousands)

Balance at January 1,	$84,352	$51,074	$34,041
Less: reinsurance recoverables	(1)	(1)	(1)

	84,351	51,073	34,040
Incurred losses and loss adjustment expenses net of reinsurance recoveries (principally in respect of default notices received in):
Current year	332,210	70,141	43,215
Deficiency on prior years	40,729	24,086	23,640

Total incurred losses and loss adjustment expenses	372,939	94,227	66,855
Loss and loss adjustment expense payments net of reinsurance recoveries (principally in respect of default notices received in):
Current year	22,725	7,865	3,734
Prior years	81,934	53,084	46,088

Total loss and loss adjustment expense payments	104,659	60,949	49,822

Net ending balance at December 31,	352,631	84,351	51,073
Reinsurance recoverables	7,308	1	1

Balance at December 31,	$359,939	$84,352	$51,074

The foregoing reconciliation shows deficiencies in the reserve for losses and LAE at December 31, 2007, 2006 and 2005. The deficiencies recognized in 2007 and 2006 were due to increased frequency and severity factors due to the decline in the housing markets. The deficiency in 2005 was due to increases in the frequency factor driven by changes in the composition of the default inventory, including more pending claims than originally assumed in the reserving model.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We provided reserves on reported defaults using assumptions that estimate the projected “frequency” (percentage of defaults that will ultimately be paid as claims) and “severity” (percentage of our exposure on each individual default that will ultimately be paid as a claim). Our estimates utilized in the reserve process for frequency and severity are impacted by historical trends adjusted for changing market conditions. Declines in home prices at a faster rate than anticipated, the impact of a higher unemployment rate than anticipated or an unanticipated slowdown of the overall economy can impact the actual frequency and severity realized during the year compared to those utilized in the reserve assumptions at the beginning of the year. Changes in the frequency and severity factors are accounted for as a change in accounting estimate and are reported as an expense in the year in which external factors caused the change in our assumptions. Due to the rapid decline in home prices and changes in the mortgage markets that reduced borrowers’ ability to refinance loans, we adjusted our assumptions regarding both frequency and severity during 2007. The adjustments that we made to our frequency factor had the biggest impact because a larger percentage of loans that initially defaulted are now expected to result in a paid claim. The lack of mitigation opportunities due to declining house prices, further reduced by an excess of housing inventory, also impacted the severity factor. This same type of movement, albeit to a lesser extent, occurred in 2006 as we began to see the slowdown in home price appreciation, which in turn increased the severity factor.

5.	Commitments

The Company leases certain office facilities, autos, and equipment under operating leases. Rental expense for all leases was $2,384,000, $2,102,000, and $2,058,000, for 2007, 2006 and 2005, respectively. Future minimum payments under noncancellable operating leases at December 31, 2007, are as follows (in thousands):

December 31, 2007
(Dollars in thousands)

2008	$2,358
2009	1,755
2010	1,576
2011	1,501
2012	1,377

$8,567

The Company leases facilities for its corporate headquarters under an operating lease that is scheduled to expire in 2012. The Company has options to renew this lease for up to ten additional years at the fair market rental rate at the time of the renewal.

6.	Federal Income Taxes

Income tax (benefit) expense differed from the amounts computed by applying the Federal statutory income tax rate to income before taxes as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Income tax (benefit) expense computed at statutory rate	$(45,726)	$31,612	$27,267
(Decrease) increase in taxes resulting from:
Tax-exempt interest	(9,380)	(8,330)	(7,199)
Other	1,920	1,402	1,025

Income tax (benefit) expense	$(53,186)	$24,684	$21,093

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006, are presented below:

	2007	2006
	(Dollars in thousands)

Deferred tax liabilities
Contingency loss reserve deduction	$112,801	$160,103
Deferred policy acquisition costs	12,685	12,300
Unrealized investment gains	6,475	6,471
Other	3,870	2,646

Total deferred tax liabilities	135,831	181,520
Deferred tax assets
Unearned premiums	3,872	2,835
Losses and loss adjustment expenses	6,346	1,640
Other	2,316	562

Total deferred tax assets	12,534	5,037

Net deferred tax liability	$123,297	$176,483

At December 31, 2007, Triad purchased $718,000 of Tax and Loss Bonds in excess of its current obligations.

7.	Insurance in Force, Dividend Restriction, and Statutory Results

At December 31, 2007, approximately 58% of Triad’s direct risk in force was concentrated in 10 states, with approximately 14% in California, 11% in Florida, 7% in Texas, 5% in Arizona, 4% each in Illinois, North Carolina and Georgia, and 3% each in Colorado, Virginia, and New Jersey. California, Florida and Arizona, which collectively represent 30% of direct risk in force, have been especially hard hit with home price depreciation at a rate greater than the rest of the country. Nevada, which has also seen significant home price depreciation, represented 3% of direct risk in force at December 31, 2007. As a result, we saw substantially increased default rates in these four states during 2007. A prolonged economic downturn with continued house price depreciation in areas where we have large concentrations would result in higher incurred losses.

Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital, which is defined as statutory surplus and the statutory contingency reserve. The amount of net risk for insurance in force at December 31, 2007 and 2006 as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements, any applicable aggregate stop-loss limits and deductibles. Triad’s ratio is as follows:

	2007	2006
	(Dollars in thousands)

Net risk	$11,967,179	$8,612,912
Statutory surplus	$197,713	$168,439
Statutory contingency reserve	387,365	521,836

Total	$585,078	$690,275

Risk-to-capital ratio	20.5 to 1	12.5 to 1

The Illinois Department of Insurance has additional restrictions on the amount of risk that may be written. These restrictions apply different capital requirements to different types of insurance products and also considers the LTV and coverage percentage of the insured mortgage. As of December 31, 2007, Triad’s statutory capital was approximately 101% of the minimum capital required by the Illinois Department of Insurance and TGAC’s statutory capital was approximately 258% of the minimum required capital.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Triad and its wholly-owned U.S. subsidiaries, TGAC and Triad Re, are each required under their respective domiciliary states’ insurance code to maintain a minimum level of statutory capital and surplus. Triad, an Illinois domiciled insurer, is required under the Illinois Insurance Code (the “Code”) to maintain minimum capital and surplus of $5,000,000. Canadian regulations require that TGICC maintain a minimum of CAD $50 million to be licensed as a Canadian Mortgage Insurer.

The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair market value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders, or (b) statutory net income for the calendar year preceding the date of the dividend. As determined in accordance with statutory accounting practices, Triad compiled a net loss of $121,284,000 for the year ended December 31, 2007, and net income of $88,303,000 and $77,083,000, respectively, for the years ended December 31, 2006 and 2005. In addition to these statutory limitations on dividends, Illinois regulations provide that a mortgage guaranty insurer may not declare any dividends except from undivided profits remaining on hand over and above the amount of its policyholder reserve. At December 31, 2007, the total amount of the Company’s equity that can be paid out in dividends to the stockholders is $5,470,000.

8.	Related Party Transactions

The Company pays companies affiliated through common ownership for expenses incurred on behalf of Triad. The total expense incurred for such items was $69,300, $78,000, and $307,000 in 2007, 2006, and 2005, respectively. The decline in the expense incurred in 2007 and 2006 from 2005 represents the outsourcing of a significant amount of the investment services to a third party.

9.	Employee Benefit Plan

Most of the Company’s employees are eligible to participate in its 401(k) Profit Sharing Plan. Under the plan, employees elect to defer a portion of their wages, with the Company matching deferrals at the rate of 50% of the first 8% of the employee’s salary deferred. The Company’s expense associated with the plan totaled $688,000, $529,000, and $476,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

10.	Reinsurance

Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. The ceding agreements principally provide Triad with increased capacity to write business and achieve a more favorable geographic dispersion of risk.

The effects of reinsurance for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Earned premiums:
Direct	$334,406	$257,006	$209,708
Assumed	1	1	1
Ceded	(55,507)	(46,151)	(40,712)

Net earned premiums	$278,900	$210,856	$168,997

Losses and loss adjustment expenses:
Direct	$380,244	$94,229	$66,852
Assumed	(1)	(3)	4
Ceded	(7,304)	1	(1)

Net losses and loss adjustment expenses	$372,939	$94,227	$66,855

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company cedes business to captive reinsurance subsidiaries or affiliates of certain mortgage lenders (“captives”) primarily under excess of loss reinsurance agreements. Reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds or letters of credit.

At December 31, 2007, the Company had $100 million of excess of loss reinsurance through non-affiliated reinsurers. The excess of loss reinsurance agreements are designed to protect the Company and its customers in the event of a catastrophic level of losses. The excess of loss coverage was reduced to $95 million effective January 1, 2008.

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

In May 2006, the Company’s stockholders approved the 2006 Long-Term Stock Incentive Plan (the “Plan”). Under the Plan, certain directors, officers, and key employees are eligible to receive various share-based compensation awards. Stock options, restricted stock, phantom stock rights and other equity awards may be awarded under the Plan for a fixed number of shares with a requirement for stock options granted to have an exercise price equal to or greater than the fair value of the shares at the date of grant. Generally, most awards vest over three years. Options granted under the Plan expire no later than ten years following the date of grant. As of December 31, 2007, 1,585,795 shares were reserved and 940,598 shares were available for issuance under the Plan. Gross compensation expense of approximately $3.9 million along with the related tax benefit of approximately $1.4 million was recognized in the financial statements for the year ended December 31, 2007, as compared to gross compensation expense of approximately $3.5 million and the related tax benefit of approximately $1.2 million for the year ended December 31, 2006. For the years ended December 31, 2007 and 2006, approximately $709,000 and $566,000, respectively, of share-based compensation was capitalized as part of deferred acquisition costs.

A summary of option activity under the Plan for the year ended December 31, 2007 is presented below:

				Weighted-
				Average
		Weighted-	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
	(Dollars in thousands)

Outstanding, January 1, 2007	564,712	$38.36
Granted	107,190	43.56
Exercised	22,937	26.87
Cancelled	3,768	45.06

Outstanding, December 31, 2007	645,197	39.60	$—	4.6 years

Exercisable, December 31, 2007	493,495	38.60	$—	3.3 years

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options is estimated on the date of grant using a Black-Scholes pricing model. The weighted-average assumptions used for options granted during the years ended December 31, 2007, 2006 and 2005 are noted in the following table. The expected volatilities are based on volatility of the Company’s stock over the most recent historical period corresponding to the expected term of the options. The Company also uses historical data to estimate option exercise and employee terminations within the model. Separate groups of employees with similar historical exercise and termination histories are considered separately for valuation purposes. The risk-free rates for the periods corresponding to the expected terms of the options are based on U.S. Treasury rates in effect on the dates of grant.

	2007	2006	2005

Expected volatility	31.7%	33.7%	34.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	5.0 years	5.0 years	7.7 years
Risk-free rate	4.5%	4.5%	4.1%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $15.74, $16.81 and $19.79, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $0.5 million, $0.9 million and $5.0 million, respectively.

A summary of nonvested restricted stock and phantom stock rights activity under the Plan for the year ended December 31, 2007 is presented below:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested, January 1, 2007	113,941	$46.41
Granted	49,202	43.72
Vested	37,318	50.34
Cancelled	8,297	47.33

Nonvested, December 31, 2007	117,528	43.97

The fair value of restricted stock and phantom stock rights are determined based on the closing price of the Company’s shares on the grant date. The weighted-average grant-date fair value of restricted stock and phantom stock rights granted during the years ended December 31, 2007, 2006 and 2005 was $43.72, $45.74 and $47.45, respectively.

As of December 31, 2007, there was $4.1 million of unrecognized compensation expense related to nonvested stock options, restricted stock, and phantom stock rights granted under the Plan. That expense is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of stock options, restricted stock and phantom stock rights vested during the years ended December 31, 2007, 2006 and 2005 was $4.4 million, $2.0 million and $2.2 million, respectively.

The Company issues new shares upon exercise of stock options and phantom stock rights.

12.	Credit Facility

On June 28, 2007, the Company entered into a three-year, $80.0 million revolving unsecured credit facility with three domestic banks to provide short-term liquidity for insurance operations and general corporate purposes. Under the credit agreement, the Company must maintain a minimum adjusted consolidated net worth level of $410.0 million at December 31, 2007, and must not exceed a statutory risk-to-capital ratio threshold of 22-to-1 at the Triad level. The minimum adjusted consolidated net worth level is calculated as 70% of stockholders’ equity less unrealized gains at March 30, 2007 plus an amount equal to 50% of the positive consolidated net income in each

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequent quarter. In addition, the agreement contains covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity and dispose of all or substantially all of its assets. At December 31, 2007, the Company was in compliance with all such covenants and had drawn down $80 million under the facility, all of which remained outstanding. The credit facility provides for a commitment fee and a utilization fee based upon the most recent financial strength rating. At December 31, 2007, the interest rate was 5.17%, which was equal to One-Month LIBOR plus a margin which is also based upon the most recent financial strength rating.

13.	Long-term Debt

In 1998, the Company completed a $35.0 million private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs, totaled $34.5 million. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

14.	Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of December 31, 2007 and 2006 are summarized below:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Financial Assets
Fixed maturity securities available-for-sale	$725,631	$725,631	$586,594	$586,594
Equity securities available-for-sale	2,162	2,162	10,417	10,417
Other investments	—	—	5,000	5,000
Financial Liabilities
Long-term debt	34,519	40,662	34,510	39,231
Credit facility	80,000	80,000	—	—

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

The fair value of the credit facility is equal to the total revolving loan amount since this short-term debt is outstanding for only one month.

15.	Contingencies

On November 5, 2007, American Home Mortgage Investment Corp. and American Home Mortgage Servicing, Inc. filed a complaint against Triad Guaranty Insurance Corp. in the U.S. Bankruptcy Court for the District of Delaware. The plaintiffs are debtors and debtors in possession in Chapter 11 cases pending in the U.S. Bankruptcy Court. The lawsuit is an action for breach of contract and declaratory judgment. The basis for the complaint’s breach of contract action is the cancellation by us of our certification of American Home Mortgage’s coverage on 14 loans due to irregularities that we uncovered following the submission of claims for payment and that existed when

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

American Home Mortgage originated the loans. The complaint alleges that our actions caused American Home Mortgage to suffer a combined net loss of not less than $1,132,105.51 and seeks monetary damages and a declaratory judgment. We expect to rescind or deny coverage for additional loans originated by American Home Mortgage and we intend to contest the lawsuit vigorously.

16.	Subsequent Event

During 2007, the Canadian Subsidiary, TGICC, was in start up mode with the focus on acquiring all necessary regulatory approvals to operate throughout Canada, building the appropriate infrastructure for underwriting, accounting and operations, and establishing contacts within the mortgage origination marketplace. At December 31, 2007, the Company had obtained licenses in all provinces with the exception of Quebec. Subsequent to December 31, 2007, TGICC requested permission from its primary regulator to withdraw 80% of the initial $45 million of capital invested, with sufficient capital remaining to maintain its licenses in Canada. In January 2008, $39 million was repatriated back to the Company, which included a $3 million realized gain on foreign currency. With the withdrawal of the 80% of the invested capital through the redemption of shares, TGICC currently does not have sufficient capital to write business in Canada. Currently, the Company is investigating strategic alternatives for TGICC which could include additional external capital infusion, a sale of the entire company, or a liquidation of TGICC.

17.	Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006. The sum of the quarterly basic EPS may not equal the amount for the year as the basis for calculating average outstanding number of shares differs:

	2007 Quarter
	First	Second	Third	Fourth	Year
	(Dollars in thousands, except per share data)

Net premiums written	$65,707	$70,165	$72,554	$74,797	$283,223
Change in unearned premiums	(1,758)	(433)	(465)	(1,667)	(4,323)

Earned premiums	63,949	69,732	72,089	73,130	278,900
Net investment income	7,349	7,673	8,371	9,543	32,936
Net losses incurred	32,581	41,893	106,813	191,652	372,939
Underwriting and other expenses	15,648	16,081	17,414	17,357	66,500
Net (loss) income	17,322	12,027	(31,850)	(74,957)	(77,458)
Basic (loss) earnings per share	1.17	0.81	(2.15)	(5.05)	(5.22)
Diluted (loss) earnings per share	1.16	0.80	(2.15)	(5.05)	(5.22)

	2006 Quarter
	First	Second	Third	Fourth	Year
	(Dollars in thousands, except per share data)

Net premiums written	$48,342	$49,358	$53,903	$58,963	$210,566
Change in unearned premiums	(452)	1,309	174	(741)	290

Earned premiums	47,890	50,667	54,077	58,222	210,856
Net investment income	6,222	6,535	6,761	7,178	26,696
Net losses incurred	16,351	17,271	19,305	41,300	94,227
Underwriting and other expenses	13,068	13,308	14,081	14,141	54,598
Net income	18,553	19,587	19,392	8,103	65,635
Basic earnings per share	1.26	1.33	1.31	0.55	4.44
Diluted earnings per share	1.25	1.31	1.30	0.54	4.40

SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
TRIAD GUARANTY INC.
December 31, 2007

			Amount at
	Cost or		Which Shown
	Amortized	Fair	in Balance
	Cost	Value	Sheet
	(Dollars in thousands)

Fixed maturity securities, available-for-sale:
Bonds:
U.S. Government obligations	$11,644	$11,762	$11,762
State and municipal bonds	659,178	673,264	673,264
Corporate bonds	40,102	40,605	40,605

Total	710,924	725,631	725,631
Equity securities, available-for-sale:
Preferred stock	2,520	2,162	2,162
Short-term investments	56,746	56,746	56,746

Total investments other than investments in related parties	$770,190	$784,539	$784,539

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
TRIAD GUARANTY INC.
(Parent Company)

	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Fixed maturities, available-for-sale	$42,438	$30,021
Equity securities, available-for-sale	216	251
Notes receivable from subsidiary	25,000	25,000
Investment in subsidiaries	544,184	547,220
Short-term investments	3,969	213
Other invested assets	—	5,000
Cash	1,999	1,880
Accrued investment income	1,513	1,513
Income taxes recoverable	129	37
Other assets	365	—

Total assets	$619,813	$611,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Revolving line of credit	$80,000	$—
Long-term debt	34,520	34,510
Accrued interest	1,355	1,275
Deferred income taxes	4,113	5,102
Accrued expenses and other liabilities	974	24

Total liabilities	120,962	40,911
Stockholders’ equity:
Common stock	149	149
Additional paid-in capital	109,679	104,981
Accumulated other comprehensive income	13,405	12,018
Retained earnings	375,618	453,076

Total stockholders’ equity	498,851	570,224

Total liabilities and stockholders’ equity	$619,813	$611,135

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Revenue:
Investment Income:
Dividends from subsidiary (Triad)	$30,000	$—	$—
Interest income	4,779	3,712	3,510

Net investment income	34,779	3,712	3,510
Realized investment losses	(4,231)	(185)	(87)

	30,548	3,527	3,423
Expenses:
Interest expense	4,376	2,774	2,772
Operating expenses	4,278	3,489	1,783

	8,654	6,263	4,555

Income (loss) before federal income taxes and equity in undistributed income (loss) of subsidiaries	21,894	(2,736)	(1,132)
Income tax expense (benefit):
Current	—	176	—
Deferred	(2,296)	(676)	(505)

	(2,296)	(500)	(505)

Income (loss) before equity in undistributed income (loss) of subsidiaries	24,190	(2,236)	(627)
Equity in undistributed (loss) income of subsidiaries	(101,648)	67,871	57,440

Net (loss) income	$(77,458)	$65,635	$56,813

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Operating Activities:
Net (loss) income	$(77,458)	$65,635	$56,813
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	101,648	(67,871)	(57,440)
Accrued investment income	—	19	(50)
Other assets	(365)	95	1,156
Deferred income taxes	(2,296)	(676)	(505)
Income taxes recoverable	(92)	139	963
Accretion of discount on investments	(16)	3	2
Amortization of deferred compensation	3,918	3,476	1,788
Amortization of debt issue costs	10	9	8
Accrued interest	80	—	—
Realized investment losses on securities	4,231	185	87
Other liabilities	950	4	(50)
Other operating activities	15	16	2,049

Net cash provided by operating activities	30,625	1,034	4,821
Investing Activities:
Fixed maturities:
Purchases	(87,786)	(9,079)	(8,795)
Sales and maturities	75,290	11,428	641
Cash contributed to subsidiaries:
Triad	(50,000)	—	—
TGICC	(45,045)	—	—
Equity securities:
Sales	—	—	163
Purchases of other assets	—	(5,000)	—
Change in short-term investments	(3,756)	468	161

Net cash used in investing activities	(111,297)	(2,183)	(7,830)
Financing Activities:
Proceeds from revolving credit facility	80,000	—	—
Excess tax benefits related to share based payments	175	286	—
Proceeds from exercise of stock options	616	747	3,269

Net cash provided by financing activities	80,791	1,033	3,269

Increase in cash	119	(116)	260
Cash at beginning of year	1,880	1,996	1,736

Cash at end of year	$1,999	$1,880	$1,996

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TRIAD GUARANTY INC.
(Parent Company)
SUPPLEMENTARY NOTES

1.	Basis of Presentation and Significant Accounting Policies

In the parent company financial statements, the Company’s investment in its subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. Dividends received from the subsidiaries are shown as investment income. The Company’s share of net income of its subsidiaries is included in income using the equity method. The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included as part of this Form 10-K.

2.	Nature of Operations

Triad Guaranty Inc. (the “Company”) is a holding company which, through one of its wholly-owned subsidiaries, Triad Guaranty Insurance Corporation (“Triad”), provides private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on mortgage loans. Triad Guaranty Insurance Corporation Canada (“TGICC”) was incorporated as a Canadian company in April 2007 and is a wholly owned subsidiary that has been licensed as a mortgage insurer in Canada. During 2007, TGICC operated as a start-up company and did not write any policies. Subsequent to year-end, TGICC repatriated $39 million of the original $45 million capital contribution, which included a realized gain of $3 million on foreign currency exchange.

3.	Investments

The cost or amortized cost and the fair value of investments, other than the investment in the subsidiaries held by the parent company, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2007	Cost	Gains	Losses	Value
	(Dollars in thousands)

Fixed maturity securities:
Corporate	$27,925	$—	$—	$27,925
Municipal	14,106	575	(168)	14,513

Total	42,031	575	(168)	42,438
Equity securities	250	—	(34)	216
Short-term investments	3,969	—	—	3,969

Total	46,250	575	(202)	46,623

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2006	Cost	Gains	Losses	Value
	(Dollars in thousands)

Fixed maturity securities:
Corporate	$500	$11	$—	$511
Municipal	28,286	1,232	(8)	29,510

Total	28,786	1,243	(8)	30,021
Equity securities	250	1	—	251
Other investments	5,000	—	—	5,000
Short-term investments	213	—	—	213

Total	34,249	1,244	(8)	35,485

Major categories of the parent company’s investment income are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Income:
Fixed maturities	$1,779	$1,396	$1,309
Equity securities	18	18	32
Dividends received from subsidiary (Triad)	30,000	—	—
Cash and short-term investments	790	82	36
Note receivable from subsidiary	2,225	2,240	2,231

	34,812	3,736	3,608
Expenses	33	24	98

Net investment income	34,779	3,712	3,510

4.	Long-term Debt

In 1998, the Company completed a $35,000,000 private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs, totaled $34,453,000. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

5.	Credit Facility

On June 28, 2007, the Company entered into a three-year, $80.0 million revolving unsecured credit facility with three domestic banks to provide short-term liquidity for insurance operations and general corporate purposes. Under the credit agreement, the Company must maintain a minimum adjusted consolidated net worth level of $410.0 million at December 31, 2007, and must not exceed a statutory risk-to-capital ratio threshold of 22-to-1 at the Triad level. In addition, the agreement contains covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity and dispose of all or substantially all of its assets. At December 31, 2007, the Company was in compliance with all such covenants and had drawn down $80 million under the facility, all of which remained outstanding. If the Company were to violate any of the covenants requiring the repayment of the $80 million drawn down under the credit facility, there remains adequate funds (including the $39 million repatriated from the registrant’s Canadian subsidiary in January 2008) at the parent level to repay the debt. The credit facility provides for a commitment fee and a utilization fee based upon the most recent financial strength rating. At December 31, 2007, the interest rate was 5.17%, which was equal to One-Month LIBOR plus a margin which is also based upon the most recent financial strength rating.

SCHEDULE IV — REINSURANCE
TRIAD GUARANTY INC.
MORTGAGE INSURANCE PREMIUM EARNED
Years Ended December 31, 2007, 2006 and 2005

		Ceded To	Assumed		Percentage of
	Gross	Other	From Other	Net	Amount Assumed
	Amount	Companies	Companies	Amount	to Net
	(Dollars in thousands)

2007	$334,406	$55,507	$1	$278,900	0.0%
2006	$257,006	$46,151	$1	$210,856	0.0%
2005	$209,708	$40,712	$1	$168,997	0.0%

EXHIBIT INDEX
Form 10-K for Fiscal Year Ended December 31, 2007

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Registrant, as amended May 23, 1997; previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1997, filed August 12, 1997, and herein incorporated by reference.
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant, effective as of May 20, 1998.
3.3	Bylaws of the Registrant, as amended on March 21, 2003; previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003, and herein incorporated by reference.
4.1	Form of common stock certificate; previously filed as Exhibit 4 to the Registrant’s Registration Statement on Form S-1, filed October 22, 1993.
4.2	Indenture, dated as of January 15, 1998, between the Registrant and Bankers Trust Company; previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 26, 1998, and herein incorporated by reference.
10.6	Registration Agreement among the Registrant, Collateral Investment Corp. and Collateral Mortgage, Ltd.; previously filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 28, 1994, and herein incorporated by reference.
10.16	Economic Value Added Incentive Bonus Program (Senior Management); previously filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 27, 1997, and herein incorporated by reference.
10.21	Excess of Loss Reinsurance Agreement, effective as of December 31, 1999, between Triad Guaranty Insurance Corporation, Capital Mortgage Reinsurance Company and Federal Insurance Company; previously filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 29, 2000, and herein incorporated by reference.
10.22	Excess of Loss Reinsurance Agreement, effective as of January 1, 2001, between Triad Guaranty Insurance Corporation and Ace Capital Mortgage Reinsurance Company; previously filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 30, 2001, and herein incorporated by reference.
10.23	Employment Agreement, dated May 1, 2002, between the Registrant and Earl F. Wall; previously filed as Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2002, filed August 14, 2002, and herein incorporated by reference.*
10.26	Employment Agreement, dated June 14, 2002, between the Registrant and Kenneth C. Foster; previously filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003, and herein incorporated by reference.*
10.27	Consulting Agreement, dated December 9, 2004, by and between the Registrant, Triad Guaranty Insurance Corporation, Triad Guaranty Assurance Company and Collateral Mortgage, Ltd.; previously filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 14, 2005, and herein incorporated by reference.
10.28	Agreement for Administrative Services, effective January 1, 2005, between and among Collateral Mortgage, Ltd., Collat, Inc., New South Federal Savings Bank, the Registrant and Triad Guaranty Insurance Corporation; previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 14, 2005, and herein incorporated by reference.
10.30	Exchange Agreement, dated as of May 18, 2005, by and among the Registrant, Collateral Investment Corp. and the Shareholders of Collateral Investment Corp. listed on the signature pages thereto; previously filed as Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2005, filed August 8, 2005, and herein incorporated by reference.
10.32	Employment Agreement and Related Letter of Agreement, dated September 9, 2005, between the Registrant and Mark K. Tonnesen; previously filed as Exhibit 10.32 to the Registrant’s Current Report on Form 8-K, filed September 16, 2005, and herein incorporated by reference.*

Exhibit
Number	Description of Document

10.33	Employment Agreement, dated January 6, 2006, by and between Ronnie D. Kessinger and the Registrant; previously filed as Exhibit 10.33 to the Registrant’s Current Report on Form 8-K, filed January 11, 2006, and herein incorporated by reference.*
10.34	Summary of Director Compensation Plan, effective as of January 1, 2006.*
10.35	Form of Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.35 to the Registrant’s Current Report on Form 8-K, filed May 23, 2006, and herein incorporated by reference.*
10.36	Amendment to Employment Agreement, dated July 15, 2006, between Ronnie D. Kessinger and the Registrant; previously filed as Exhibit 10.36 to the Registrant’s Current Report on Form 8-K, filed July 17, 2006, and herein incorporated by reference.*
10.37	Agreement, dated March 30, 2006, entered into between the Registrant and Kenneth W. Jones; previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 5, 2006, and herein incorporated by reference.*
10.38	Resignation and Release Agreement, dated March 20, 2006, entered into by and between the Registrant and Eric B. Dana; previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed April 5, 2006, and herein incorporated by reference.*
10.39	Employment Agreement, dated August 15, 2006, between the Registrant and Kenneth N. Lard; previously filed as Exhibit 10.37 to the Registrant’s Current Report on Form 8-K, filed August 21, 2006, and herein incorporated by reference.*
10.40	Amendment to Letter Agreement, dated December 26, 2006, between Mark K. Tonnesen and the Registrant; previously filed as Exhibit 10.40 to the Registrant’s Current Report on Form 8-K, filed December 28, 2006, and herein incorporated by reference.*
10.41	Executive/Key Employee Phantom Stock Award Agreement between the Registrant and Mark K. Tonnesen, dated December 26, 2006; previously filed as Exhibit 10.41 to the Registrant’s Current Report on Form 8-K, filed December 28, 2006, and herein incorporated by reference.*
10.42	Second Amendment to Employment Agreement, dated January 18, 2007, between Ronnie D. Kessinger and the Registrant; previously filed as Exhibit 10.42 to the Registrant’s Current Report on Form 8-K; filed January 19, 2007, and herein incorporated by reference.*
10.43	Form of Executive/Key Employee Restricted Stock Agreement under Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 16, 2007, and herein incorporated by reference.*
10.44	Form of Executive Stock Option Agreement under Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 16, 2007, and herein incorporated by reference.*
10.45	Form of Outside Director Restricted Stock Agreement under Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 16, 2007, and herein incorporated by reference.*
10.46	Form of Outside Director Stock Option Agreement under Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 16, 2007, and herein incorporated by reference.*
10.47	Summary of Director Compensation Plan, effective as of May 17, 2007.*
10.49	Credit Agreement, dated as of June 28, 2007, among the Registrant, Bank of America, N.A., the other lenders party thereto; previously filed as Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2007, filed August 9, 2007, and herein incorporated by reference.*
10.50	Employment Agreement, dated March 28, 2008, between the Registrant and Kenneth C. Foster.*
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22342.

*	Management contract or compensatory plan or arrangement.

**	The following exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32.1 and Exhibit No. 32.2 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.