Form 10-K/A
period 2007-12-31
TRIAD GUARANTY INC
filed 2008-04-29
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-22342

Triad Guaranty Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	56-1838519 (I.R.S. Employer Identification No.)
101 South Stratford Road, Winston-Salem, North Carolina (Address of principal executive offices)	27104 (Zip Code)

Registrant’s telephone number, including area code:
(336) 723-1282

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par value $0.01 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 29, 2008, was 15,087,102.

Portions of the following document are incorporated by	Part of this Form 10-K into which the portions of the
reference into this Form 10-K:	document are incorporated by reference

None	None

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 1”) amends the annual report on Form 10-K of Triad Guaranty Inc. (the “Company”) for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2008 (the “2007 Form 10-K”). The primary purpose of this Amendment No. 1 is to (i) provide the information required by Items 10-14 of Part III of the 2007 Form 10-K, which originally had been intended to be incorporated by reference from the Company’s 2008 definitive proxy statement into the 2007 Form 10-K, (ii) update the information required by Item 5, including the addition of the performance graph, and (iii) provide the material terms of the new employment agreement of the Company’s Chief Executive Officer, Mark K. Tonnesen, which was entered into on April 23, 2008 between the Company and Mr. Tonnesen and disclosed herein in Item 9B of Part II. On the cover page of this Amendment No. 1, the Company has also (i) “unchecked” the box relating to disclosure of delinquent filers because it is aware of one late Form 4 filing, as disclosed in Item 10 herein, and (ii) deleted the disclosure noting that portions of the definitive proxy statement were to be incorporated by reference (the “Cover Page Changes”).

This Amendment No. 1 has no effect on the Company’s consolidated statements of operations, statements of cash flows or balance sheets.

This Amendment No. 1 is limited in scope to Items 10-14 of Part III, Items 5 and 9B of Part II and the Cover Page Changes, and does not amend, update or change any other items or disclosures contained in the 2007 Form 10-K or otherwise reflect events that occurred subsequent to the filing of the 2007 Form 10-K. This Amendment No. 1 continues to speak as of the date of filing of the 2007 Form 10-K except with respect to Items 10-14 of Part III, Items 5 and 9B of Part II and the Cover Page Changes contained in Amendment No. 1, which speak as of the date of filing of Amendment No. 1 or as otherwise disclosed in this Amendment No. 1.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

The Company’s common stock trades on The NASDAQ Global Select Market® under the symbol “TGIC.” At March 31, 2008, 15,117,733 shares were issued and outstanding. The following table sets forth the high and low sales prices of the Company’s common stock as reported by NASDAQ during the periods indicated.

	2008		2007		2006
	High	Low	High	Low	High	Low

First Quarter	$10.19	$4.10	$58.62	$39.31	$47.25	$41.50
Second Quarter	—	—	$47.35	$38.45	$57.87	$45.50
Third Quarter	—	—	$41.05	$14.84	$53.43	$45.20
Fourth Quarter	—	—	$20.63	$5.50	$57.66	$48.91

Holders

As of March 31, 2008, the number of stockholders of record of the Company’s common stock was approximately 291. In addition, there were an estimated 5,650 beneficial owners of shares held by brokers and fiduciaries.

Dividends

Payments of future dividends are subject to declaration by the Company’s Board of Directors. The dividend policy is dependent on the ability of Triad to pay dividends to the parent company. In addition, the insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay its parent company. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and that limit the amount of dividends that may be paid without prior approval of the Illinois Department of Insurance. In addition to these statutory limitations on dividends, Illinois regulations provide that a mortgage guaranty insurer may not declare any dividends except from undivided profits remaining on hand over and above the amount of its policyholder reserve. In the second quarter of 2007, Triad declared and paid a dividend of $30 million to its parent company to partially fund the initial capital required to commence business in Canada. In the fourth quarter of 2007, the parent company made an additional capital contribution of $50 million to Triad that was recorded as additional paid in capital on the books of Triad.

Although the Company formerly was also subject to dividend payment restrictions set forth in certain credit agreement covenants relating to its three-year, $80.0 million unsecured revolving credit facility, on March 31, 2008, the Company repaid the $80.0 million principal amount that had previously been drawn down on the credit facility and voluntarily terminated both the credit agreement and credit facility effective March 31, 2008.

Currently, the Company has no intention to pay dividends.

Issuer Purchases of Equity Securities and Unregistered Sales of Equity Securities

None.

Comparison of Five-Year Cumulative Annual Return

The following information compares the cumulative total return on the Company’s common stock with the cumulative total return of the Nasdaq Stock Market (U.S.) Index, the Nasdaq Financial Stocks Index and the Nasdaq Insurance Stocks Index, assuming the reinvestment of dividends, for the period beginning December 31, 2002 and for each year end through December 31, 2007.

	As of December 31,
	2002	2003	2004	2005	2006	2007
Triad Guaranty Inc	$100.00	$136.60	$164.08	$119.34	$148.86	$26.59

Nasdaq Stock Market (U.S.) Index	100.00	149.52	162.72	166.18	182.57	197.98

Nasdaq Financial Stocks Index	100.00	135.25	157.85	161.60	185.81	167.08

Nasdaq Insurance Stocks Index	100.00	123.57	150.03	168.14	190.12	190.51

There can be no assurance that our stock performance will continue in the future with the same or similar trends depicted in the preceding graph. We will not make or endorse any predictions as to future stock performance. Pursuant to SEC rules, the Comparison of Five-Year Cumulative Total Return graph shall not be considered “soliciting material,” except to the extent that we specifically request that such information be treated as soliciting material under the Securities Exchange Act of 1934, as amended, or under the Securities Act of 1933, as amended.

Item 9B.	Other Information

New Employment Agreement With Mark K. Tonnesen

On April 23, 2008, the Company and Mark K. Tonnesen, the Company’s Chief Executive Officer, entered into a new employment agreement, which became effective on that date and replaced the Company’s original employment agreement with Mr. Tonnesen. The purpose of the new employment agreement is to secure Mr. Tonnesen’s services during the Company’s current transition period, as described in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

For a description of the material terms and conditions of Mr. Tonnesen’s new employment agreement, including the amounts payable to Mr. Tonnesen thereunder, please see Item 11, “Executive Compensation — Employment Agreements — Mark K. Tonnesen — 2008 Employment Agreement.” For a description of the material terms and conditions of Mr. Tonnesen’s original employment agreement, please see Item 11, “Executive Compensation — Employment Agreements — Mark K. Tonnesen — Pre-2008 Employment Agreement and Letter Agreements.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following persons are the current directors of the Company. As of the date of the filing of this Form 10-K/A, the Corporate Governance and Nominating Committee has not recommended a slate of directors to be elected at the 2008 Annual Stockholders Meeting.

Glenn T. Austin, Jr.	Age — 59	Director since — 2003

Mr. Austin retired from Fannie Mae in May 2003 after twenty-one (21) years of service with that company. At Fannie Mae, Mr. Austin headed the Southeastern Regional Office as Senior Vice President. Mr. Austin currently serves on the board of directors of HomeBanc Corp., which, together with its subsidiaries, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on August 9, 2007. He is also a member of the Board of Directors of the Consumer Credit Counseling Service of Metropolitan Atlanta.

Robert T. David	Age — 69	Director since — 1993

Since 2000, Mr. David has served as President and Chief Executive Officer of Integrated Photonics, Inc., a manufacturer of fiber optic components and materials.

H. Lee Durham, Jr.	Age — 60	Director since — 2006

Mr. Durham was with PricewaterhouseCoopers in a number of senior management positions from 1990 to 2002. From 1980 to 1990 he was with Durham, Martin, Jenkins & Co., a firm he founded and grew until it was merged into Coopers & Lybrand. Since 2003, Mr. Durham has served on the board of First Citizens BancShares, Inc. and currently serves as Chair of its Audit Committee.

William T. Ratliff, III	Age — 54	Director since — 1993

Mr. Ratliff, III has been the Chairman of the Board of the Company since 1993. Mr. Ratliff, III was Chairman of the Board of Triad from 1989 to 2005 and President of Collateral Investment Corp. (“CIC”), an insurance holding company, from 1990 to 2005. Mr. Ratliff, III has also been President of Collat, Inc. since 1995 and a director since 1987. Collat, Inc. is the general partner of Collateral Holdings, Ltd., an investment partnership. Mr. Ratliff, III has been Chairman of the Board of Directors of New South Federal Savings Bank (“New South”) since 1986 and President and a director of New South Bancshares, Inc., New South’s parent company, since 1994.

Richard S. Swanson	Age — 58	Director since — 2003

Mr. Swanson is currently President and CEO of the Federal Home Loan Bank of Des Moines. From April 2004 to May 2006, Mr. Swanson was a principal of Hillis Clark Martin & Peterson, a law firm located in Seattle, Washington. From 1988 to 2003, Mr. Swanson was an executive of HomeStreet Bank, a regional savings bank and mortgage company headquartered in Seattle, serving as President and CEO from 1990 through 2001 and retiring as Chairman in 2003. Mr. Swanson has served as a director and Vice Chair of the Federal Home Loan Bank of Seattle, as Chair of the Washington State Tobacco Settlement Authority and as Chair of the Washington Business Roundtable.

Mark K. Tonnesen	Age — 56	Director since — 2005

Mr. Tonnesen became President and Chief Executive Officer of the Company on September 14, 2005. Prior to joining the Company, Mr. Tonnesen was employed by the Royal Bank of Canada, where he held a number of positions, most recently Head of Integration, Personal and Commercial Clients from 2004 to 2005, Vice Chairman and Chief Financial Officer, RBC Insurance from 2001 to 2004 and Executive Vice President, Card Services and Point of Sale from 1997 to 2001.

David W. Whitehurst	Age — 58	Director since — 1993

Mr. Whitehurst is the owner of DW Investments, LLC, a real estate and investment holding company and DW Cleaners LLC d/b/a Champion Cleaners, a dry cleaning business in Birmingham, Alabama. He was Executive Vice

President and Chief Operating Officer of CIC from 1995 to 2002. He was a director of New South from 1989 to 2001. Mr. Whitehurst is a certified public accountant (retired).

Henry G. Williamson, Jr.	Age — 60	Director since — 2007

Since January 2005, Mr. Williamson has served as Chairman of the Board and Vice President of Williamson Corporation of NC d/b/a Carolina Staffing Specialist, a temporary to permanent staffing firm located in Winston-Salem, North Carolina. Since February 2007, Mr. Williamson has served as Chairman of the Board and Vice President of Williamson Media Corporation, an Internet web site company located in Winston-Salem, North Carolina. Mr. Williamson served as the Chief Operating Officer of BB&T Corporation from 1989 to 2004. Prior to that, he held various positions within that organization beginning in 1973. Mr. Williamson currently serves as a director of Hooker Furniture Corporation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are required to provide the Company with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of these forms and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements were met during calendar year 2007, except that the Form 4 of Kenneth S. Dwyer, Vice President and Chief Accounting Officer, which reported the grant of 555 shares of common stock on February 20, 2007, was filed one day late on February 23, 2007.

CODE OF ETHICS

The Board of Directors has adopted a Code of Ethics for our principal executive and senior financial officers which is available at our website at: http://www.triadguaranty.com. This Code supplements our Code of Conduct applicable to all employees and directors and is intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws as well as other matters.

AUDIT COMMITTEE

The Audit Committee is a separately-designated standing audit committee established in accordance with section 3(a)(58) of the Securities Exchange Act of 1934. The Audit Committee is composed of Messrs. Durham (Chairman), Austin, Whitehurst and Williamson.

The Board of Directors has determined that each of Mr. Williamson, Mr. Durham and Mr. Whitehurst is an “audit committee financial expert” as defined in the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission. The Board has also determined that all of the members of the Audit Committee (i) are independent under Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, (ii) have not participated in the preparation of the financial statements of the Company or any current subsidiary during the past three (3) years, and (iii) are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. In addition, the Board has determined that Messrs. Austin, Durham, Whitehurst and Williamson are independent under the applicable listing standards of The NASDAQ Stock Market LLC.

Item 11.	Executive Compensation

COMPENSATION COMMITTEE REPORT

The following is the report of the Compensation Committee with respect to the Company’s Compensation Discussion and Analysis for the year ended December 31, 2007.

The following report of the Compensation Committee does not constitute “soliciting material” and should not be deemed to be “filed” with the Securities and Exchange Commission or incorporated by reference into any other filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this report by reference in any of those filings.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management of the Company. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

COMPENSATION COMMITTEE

Richard S. Swanson, Chairman
Glenn T. Austin, Jr.
Robert T. David

COMPENSATION DISCUSSION AND ANALYSIS

Overview

In 2007 we continued the work we began in 2006 to refine our compensation program. Designed to create long-term value for our stockholders, our compensation program prior to 2006 relied principally on “economic value added,” or EVA® (a registered trademark of Stern Stewart & Co.). Under EVA, we created a discretionary bonus pool using a portion of the excess return to our stockholders over their cost of capital. In 2006, we reduced our reliance on EVA, though EVA continued to affect the processes and considerations that went into our compensation decisions in 2006. In 2007, we adopted an incentive-based program that relies on specific corporate and individual performance goals, which are described in more detail below. Although we do not use EVA in the compensation of our named executive officers, we continue to monitor and utilize it in the compensation of our middle management.

The change in our compensation program noted above was not, however, the most critical factor affecting executive compensation in 2007. The key drivers for 2007 were the unprecedented upheaval in the mortgage industry, declining home prices and rapidly escalating mortgage loan defaults, which severely affected our performance over the past year. Primarily as a result of these developments, we did not meet our 2007 corporate financial and operational goals and, accordingly, we paid no incentive compensation to our named executive officers for their performance in 2007.

Compensation Philosophy and Objectives

Our compensation philosophy, as outlined in the Charter of the Board’s Compensation Committee, is to:

•	attract, retain and motivate employees who contribute to our long-term success;

•	provide pay-for-performance by rewarding individual employee success through the use of incentive compensation; and

•	align the interests of all employees, especially executive officers, with those of our stockholders in the pursuit of creating long-term value.

We try to ensure that a majority of an executive’s total compensation is comprised of equity based, long-term compensation. We believe overweighting long-term equity compensation compared to current cash compensation motivates our executive officers to achieve results that create long-term value for our stockholders. Such an objective also supports our primary mortgage insurance business line, which has a long-term perspective to it. This means that ultimate financial and shareholder success is measured over the long-term.

Below we discuss and analyze the compensation decisions that our Compensation Committee made last year in an effort to create long-term value through the application of these principles.

Role of our Compensation Committee

The Compensation Committee, which is made up entirely of independent directors, has primary authority to establish compensation for our executive officers. The Compensation Committee’s chairman at the beginning of the year was Michael A.F. Roberts. He was succeeded as chairman by Richard S. Swanson in May 2007. Mr. Roberts continued to serve on the Compensation Committee until his resignation as a director in December 2007.

The Compensation Committee has authority to hire outside advisors and experts, including compensation consultants, to assist it. In past years, the Compensation Committee has engaged compensation consultants to provide benchmarking and related data. However, the Compensation Committee did not do so in 2007. In early 2008, however, the Compensation Committee engaged an executive compensation expert, Pearl Meyer & Partners, to advise it regarding a re-evaluation of our executive compensation program.

Our Chairman often meets with the Compensation Committee and participates in discussions regarding elements of our executive compensation program, the engagement of outside advisors and consultants, and similar matters. In addition, our Chief Executive Officer aids the Compensation Committee by providing recommendations regarding the compensation of all executive officers, other than himself, including the performance goals applicable to their incentive awards. The Compensation Committee also works closely with our Vice President of Human Resources in structuring and implementing our executive compensation program.

2007 Executive Compensation

Due to the developments that impacted our industry and our company over the past year, the compensation paid to our executive officers in 2007 consisted only of salaries and certain equity-based incentive awards made in early 2007 that, in each case, reflected 2006 performance. We paid our executive officers no annual incentives for 2007 performance that were not guaranteed by the terms of their offers of employment. In this discussion we will analyze why and how these payments were made. We will also discuss the changes in our executive compensation program that we made in 2007.

Base Compensation — Salary

We intend to offer competitive salaries consistent with our goal of making the salary component of cash compensation smaller than the incentive component. Our Compensation Committee makes salary decisions in an annual review with input from the Chief Executive Officer. Salaries for 2007 were established in early 2007 based on 2006 performance and the other factors described below. The following table sets forth the salary for each of our named executive officers for 2007 and the percentage increase in such salary compared to 2006.

Name and			Increase Over
Principal Position	Year	Salary ($)	Previous Year (%)

Mark K. Tonnesen,	2007	495,000	10.0
President and Chief Executive Officer
Kenneth W. Jones	2007	192,500	10.0
Senior Vice President and Chief Financial Officer
Kenneth C. Foster	2007	218,400	4.0
Executive Vice President, Structured Transactions and Business Development
Ronnie D. Kessinger	2007	360,000	21.0
Senior Executive Vice President
Gregory J. McKenzie	2007	226,202	n/a
President and Chief Executive Officer of Triad Guaranty Insurance Corporation Canada

In establishing the 2007 salaries of Messrs. Tonnesen, Jones and Foster, our Compensation Committee considered their individual responsibilities, experience and individual performance in the context of our strong growth in earnings and revenue for 2006 compared to 2005 (15.5% and 26.4%, respectively).

The Compensation Committee considered additional factors in setting the 2007 salaries of Mr. Tonnesen and Mr. Jones. The Compensation Committee noted positively Mr. Tonnesen’s role as Chief Executive Officer in stabilizing the management team in 2006 following his arrival in September 2005, maintaining a strong organizational sales effort and leading the effort to diversify our business through the establishment of our Canadian subsidiary. In setting the salary of Mr. Jones, the Compensation Committee noted that his starting salary at his hire date in March 2006 was below the market for individuals holding similar positions with comparable companies, based on benchmarking data the Compensation Committee had obtained in 2006. (The percentage increase in Mr. Jones’ 2007 salary set forth in the above table is calculated based on the annualized amount of his 2006 salary and not the amount actually paid to him during the nine months of his employment with us during 2006 as set forth in the Summary Compensation Table.) Except for Mr. Jones, the Compensation Committee did not otherwise take into account compensation paid to executives at comparable companies in establishing 2007 salaries.

The salary of Mr. Kessinger was fixed by the terms of his employment agreement, which provides for a monthly salary and no cash or equity incentive compensation. Mr. Kessinger’s employment agreement was amended effective January 1, 2007 upon the authority of our Chief Executive Officer to extend his term of employment through June 15, 2007 and to increase his monthly salary from $25,000 to $30,000. Mr. Kessinger continued to serve as an executive officer on a month to month basis following the expiration of his employment agreement until his resignation, effective January 31, 2008. The salary of Mr. McKenzie, who joined us on February 1, 2007, was determined by the terms of his offer of employment, which our Chief Executive Officer negotiated on behalf of the Company and was approved in advance by the Compensation Committee.

Incentive Compensation

The incentive-based components of our executive compensation program are comprised of awards (principally equity-based) under our 2006 Long-Term Stock Incentive Plan and cash awards under our annual cash award program. In addition, we may make cash awards to certain officers under our 2007 Key Executive Incentive Compensation Plan.

Awards under the 2006 Long-Term Stock Incentive Plan historically have emphasized long-term compensation, taking the form of stock options and shares of restricted stock and phantom stock. Our annual cash award program and the 2007 Key Executive Incentive Compensation Plan are sources of short-term compensation for our executives that provide for the payment of cash incentives to participating officers upon the achievement of corporate and/or individual goals, as described in more detail below.

2006 Long-Term Stock Incentive Plan.  Under this plan, the Compensation Committee establishes both a target equity award and a maximum equity award that participating officers may earn upon the achievement of corporate and individual goals. The corporate goals are set forth in our corporate plan for the year as approved by our Board of Directors. The Compensation Committee reviews the individual goals for participating officers. Our corporate plan for 2007 included performance goals for (i) premiums earned, (ii) total revenue, (iii) losses incurred, (iv) total expenses, (v) operating income, (vi) operating earnings per share, (vii) return on equity and (viii) production (flow and bulk). Due to our failure to achieve our 2007 corporate plan goals, we paid no equity awards to our named executive officers based on 2007 performance.

The shares of restricted stock and stock options set forth in the Grants of Plan-Based Awards Table were awarded by the Compensation Committee in early 2007 to our named executive officers based on performance in 2006, except that Mr. McKenzie’s award of stock options was fixed by the terms of his offer of employment.

Annual Cash Award Program.  Under our annual cash award program, the Compensation Committee establishes both a target cash award and a maximum cash award that participating officers may earn upon the achievement of the same corporate and individual goals as we use for equity awards under our 2006 Long-Term Stock Incentive Plan, as summarized above. No cash bonuses were paid to our named executive officers under this program for their performance in 2007, as evidenced by the Summary Compensation Table. However, we paid Mr. McKenzie a cash bonus in 2007 that was guaranteed by the terms of his offer of employment.

2007 Key Executive Incentive Compensation Plan.  This plan is designed solely to enable those key executives whose compensation may be subject to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), to earn current cash compensation that is deductible by us for federal income tax purposes. Awards under the 2007 Key Executive Incentive Compensation Plan, which were made for the first time in early 2007 and were limited to Mr. Tonnesen and Mr. Foster, consisted of the right to receive cash payments of up to a specified percentage (2% for Mr. Tonnesen and 1% for Mr. Foster) of our pre-tax net income for 2007. The Committee had sole discretion to eliminate or reduce the cash payment. Because we earned no pre-tax income for 2007, these executives received no cash payments under the 2007 plan, as evidenced by the Summary Compensation Table.

Other Considerations.  Reflecting our desire to link equity-based awards with long-term performance, the restricted stock and stock options granted to our named executive officers as shown in the tables under the heading Executive Compensation are typically subject to three-year vesting schedules. Awards typically vest ratably over a three year period, although the Compensation Committee will consider other vesting schedules in appropriate circumstances. For instance, the Compensation Committee established three-year cliff vesting in connection with its 2008 awards described below, and a three-year vesting schedule with 50% of the award vesting in each of year two and year three in certain other cases. In determining the relative percentage of cash, restricted stock and options and the vesting periods, the Compensation Committee considers the long-term nature of our business, executive retention, market conditions and previous stock volatility. Further, we generally expect that equity-based compensation will represent, compared to cash compensation, a larger portion of overall compensation for our named executive officers, especially our Chief Executive Officer. We favor a greater percentage of option-based compensation for our Chief Executive Officer and our Executive Vice President than for our other named executive officers, primarily because we believe it is more appropriate for the compensation of officers whose performance is more likely to affect our stock price to be subject to the leveraging effect of stock options. For 2007, stock options represented 50% of the total equity awards made to Mr. Tonnesen and Mr. Foster, compared to 30% for our other named executive officers. We also consider the effects of Section 162(m) of the Code, as further described below. For most of our other named executive officers, we favor a higher percentage of restricted stock as compared to options due to the emphasis placed on long-term value creation, retention of the recipient and the propensity for less variability in a restricted stock award. We believe that granting awards that are tied to the value of our common stock aligns the interests of our executive officers with those of our stockholders.

Code Section 162(m)

Section 162(m) of the Code limits the deductibility for federal income tax purposes of certain compensation paid to top executives of publicly held corporations. Certain types of compensation may be excluded from the limitations under Section 162(m). The tax consequences of executive compensation awards are one of several important factors we consider in determining executive compensation. Our Compensation Committee will continue to review the applicability of the Code limitations to our executive compensation programs and to consider the value of staying within or deviating from such limitations depending on the circumstances. As noted above, our 2007 Key Executive Incentive Compensation Plan is designed to preserve tax deductibility of cash incentives paid to certain members of senior management. For instance, in making awards under the 2007 plan the Compensation Committee had the discretion to eliminate or reduce the amount of the award even when the performance target is met (but did not have the discretion to increase award amounts).

Perquisites and Other Benefits

All of our named executive officers have the opportunity to participate in the benefit plans generally available to our employees, including medical insurance, dental insurance, disability insurance, life insurance, accidental death and dismemberment insurance and our 401(k) Profit Sharing Retirement Plan. The maximum coverage amount of Company paid life insurance provided for our Chief Executive Officer, Executive Vice Presidents and Senior Vice Presidents is greater than that provided for other employees. In addition, we pay Mr. Tonnesen cash amounts for a car allowance, country club dues and financial planning services. We also pay Mr. McKenzie cash amounts for a car allowance and club membership dues (and a gross up for such amounts) in accordance with his offer of employment. The value of this additional coverage and other benefits which constitute perquisites are included in the All Other Compensation column of the Summary Compensation Table.

Severance and Change in Control

Traditionally we have used employment agreements as a means to address the impact of termination of an executive officer and the consequences of a change in control on our executive officers. The agreements currently in place are discussed under “Payments Upon Termination or Change in Control.”

2008 Executive Compensation

In early 2008, the Compensation Committee and the Board approved significant changes to our executive compensation program applicable to 2008 only. The purpose of these changes is to retain our executive-level employees, including our named executive officers, and to motivate them to continue to achieve our corporate goals and objectives. The Compensation Committee and the Board determined that these changes were essential in view of the unprecedented financial and operational challenges to which we must respond in 2008. In connection with these changes, the Compensation Committee awarded no salary increases to our named executive officers, fixing 2008 base salaries at 2007 levels. In addition, the Compensation Committee neither awarded cash incentives nor made equity awards for 2007 performance.

As part of our effort to retain individuals who are key to our ability to meet the challenges that we face in 2008, the Compensation Committee made equity-based retention awards in the form of shares of restricted stock to Mr. Tonnesen (40,500 shares) and Mr. Jones (20,000 shares). These shares, which are subject to three-year cliff vesting, were valued at $6.13 per share, based on the closing price of our stock on February 27, 2008, the date of grant, and are otherwise subject to the terms of our 2006 Long-Term Stock Incentive Plan. (Mr. Tonnesen’s award is also provided for in his new employment agreement dated April 23, 2008, which is described below under “Executive Compensation — Employment Agreements.”) The Compensation Committee also awarded Mr. McKenzie 35,800 shares of restricted stock in accordance with the terms of his offer of employment. These restricted shares were valued at $6.58 based on the closing price of our stock on February 19, 2008, the date of grant, and will vest equally over three years.

To address the importance of retaining our key executives during the current business and economic environment, the Compensation Committee and the Board approved the 2008 Executive Retention Program. Under this program, certain members of senior management will be eligible to receive up to two cash retention awards if their employment continues through June 30, 2008 and December 31, 2008. Among our named executive officers, our Chief Financial Officer will be entitled to receive retention payments of $70,000 and $130,000, respectively, if he remains employed through such dates. An executive would forfeit the right to receive these retention awards if the executive (i) resigns, (ii) is terminated for cause or (iii) declines an offer of employment made by a successor company in conjunction with our termination of the executive (provided the offer was for substantially the same position and with substantially the same compensation). Mr. Tonnesen also received a retention award pursuant to the terms of the employment agreement we entered into with him on April 23, 2008, as described below under “Executive Compensation — Employment Agreements.”

In addition, the Compensation Committee and the Board adopted the 2008 Executive Severance Program in order to address the pending expiration of employment agreements with certain executive officers and the absence of any comprehensive severance pay program. Under this program, certain executives, including certain named executive officers, would be entitled to receive monthly cash payments based on his or her annual base salary and targeted cash bonus, as well as COBRA benefits and access to outplacement services. Eligible executives would be required to sign and deliver a non-compete agreement and a general release. The right to receive these benefits would be forfeited if the executive (i) resigns, (ii) is terminated for cause or (iii) declines an offer of employment made by a successor company in conjunction with our termination of the executive (provided the offer was for substantially the same position and with substantially the same compensation). The value of our Chief Financial Officer’s severance package under this program is $516,875. This severance program will expire on December 31, 2008 unless extended. Mr. Tonnesen is entitled to severance benefits pursuant to the terms of the employment agreement we entered into with him on April 23, 2008, as described below under “Executive Compensation — Employment Agreements.”

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain summary information regarding the compensation paid or accrued by us to or for the account of our Chief Executive Officer, Chief Financial Officer and our other three (3) most highly compensated executive officers:

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(1)	($)	($)	($)	($)

Mark K. Tonnesen,	2007	495,000	0	642,617	1,008,731	0	—	26,370 (2)	2,172,718
President and Chief	2006	450,000	595,125	493,974	849,393	—	—	374,086	2,762,578
Executive Officer
Kenneth W. Jones	2007	192,500	0	71,881	12,193	—	—	—	276,574
Senior Vice	2006	127,324 (3)	108,550	28,487	—	—	—	—	264,361
President and Chief Financial Officer
Kenneth C. Foster	2007	218,400	0	133,879	52,859	0	—	—	405,138
Executive Vice	2006	210,000	219,000	105,940	—	—	—	—	524,940
President, Structured Transactions and Business Development
Ronnie D. Kessinger	2007	360,000	—	228,855	—	—	—	—	588,855
Senior Executive	2006	297,500	—	306,319	—	—	—	—	603,819
Vice President
Gregory J. McKenzie(4)	2007	226,202	123,383	—	69,980	—	—	67,898 (5)	487,465
President and Chief Executive Officer of Triad Guaranty Insurance Corporation Canada

(1)	Reflects the dollar amount of awards recognized for financial statement reporting purposes for the year ended December 31, 2007, in accordance with FAS 123(R). Grants were made prior to 2007, except for the grant to Mr. McKenzie, which was made pursuant to the terms of his offer of employment. Grants in the form of shares of restricted stock were valued at the market price of our common stock on the date of grant. Grants in the form of options were ten (10) year stock options exercisable at the market price on the date of grant. We utilized a Black-Scholes pricing model (or in certain cases, a derivative of such a model) and applied a discount for non-transferability of options and deferred vesting to determine the number of “at the market options.” See Note 11 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	This amount includes a car allowance of $12,000 ($1,000 per month) and reimbursement of financial planning services of $7,500, as well as payments for long term disability insurance, life insurance and country club dues totaling $6,870.

(3)	Amount reflects salary paid for a portion of 2006 during which Mr. Jones was employed (April 3, 2006 through December 31, 2006).

(4)	Amounts have been converted from Canadian Dollars to U.S. Dollars using the average monthly exchange rate for 2007 of 1.073893.

(5)	Amount includes a signing bonus of $46,558, a car allowance of $6,175 and club membership dues of $5,220. Mr. McKenzie also received a tax gross-up of $5,389 in respect of the car allowance and a tax-gross up of $4,556 in respect of the club membership dues.

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards to our executive officers named in the Summary Compensation Table during the year ended December 31, 2007:

			2007-Targets and Maximum Cash Incentive Opportunities				2007-Targets and Maximum Equity Incentive Opportunities				Equity Awards Granted in 2007(1)
											All
											Other
											Stock	All
											Awards:	Other	Exercise or
											Number	Awards:	Base	Grant
		Compensation	Estimated Future Payouts Under				Estimated Future Payouts Under				of Shares	Number of	Price of	Date Fair
		Committee	Non-Equity Incentive Plan Awards				Equity Incentive Plan Awards				of Stock	Securities	Option	Value of
	Grant	Action	Threshold	Target	Maximum	Payout	Threshold	Target	Maximum	Payout	or Units	Underlying	Awards	Each
Name	Date	Date	($)	($)	($)	($)(2)	(#)	(#)	(#)	($)(2)	(#)	Options(#)	($/Sh)	Grant($)

Mark K. Tonnesen	03/08/07	03/08/07	—	450,000	945,000	0	—	900,000	1,080,000	0	11,829	—	—	512,787
	03/08/07	03/08/07	—	—	—	—	—	—	—	—		35,000	43.35	545,650
Kenneth W. Jones	03/08/07	03/08/07	—	100,000	210,000	0	—	150,000	180,000	0	2,118	—	—	91,815
	03/08/07	03/08/07	—	—	—	—	—	—	—	—		2,700	43.35	42,093
Kenneth C. Foster	03/08/07	03/08/07	—	136,000	285,600	0	—	275,000	330,000	0	3,955	—	—	171,449
	03/08/07	03/08/07	—	—	—	—	—	—	—	—		11,700	43.35	182,403
Ronnie D. Kessinger(3)	—	—	—	—	—	—	—	—	—	—	—	——	—	—
Gregory J. McKenzie(4)	03/08/07	03/08/07	—	123,383	259,104	123,383	—	246,765	296,118	246,765	—	16,000 (5)	43.35	249,440

(1)	Equity awards for Messrs. Tonnesen, Jones and Foster were in recognition of 2006 performance.

(2)	Messrs. Tonnesen, Jones and Foster received no payouts under their non-equity incentive plan awards or under their equity incentive plan awards due to our failure to meet the applicable performance goals for the awards. The cash award target and maximum payouts for Mr. Tonnesen and Mr. Foster reflect the Compensation Committee’s ability to exercise negative discretion to reduce the amounts earned by them based on their 2007 performance goals under the 2007 Key Executive Incentive Compensation Plan. See “Compensation Discussion and Analysis — 2007 Executive Compensation — Incentive Compensation — 2007 Key Executive Incentive Compensation Plan.”

(3)	Mr. Kessinger did not participate in the annual cash and equity awards programs in accordance with the terms of his employment agreement.

(4)	Mr. McKenzie received the above targeted cash and equity awards in accordance with the terms of his offer of employment. Award amounts have been converted from Canadian dollars to U. S. dollars using the average monthly exchange rate for 2007 of 1.073893.

(5)	Mr. McKenzie’s award of options for 16,000 shares of common stock vests 50% at the second anniversary and 50% at the third anniversary of his date of employment.

Employment Agreements

Mark K. Tonnesen

The material terms of our original employment agreement and related letter agreement with Mr. Tonnesen, each dated September 9, 2005, and our new employment agreement dated April 23, 2008, are summarized below.

Pre-2008 Employment Agreement and Letter Agreements.  Under our original employment agreement with Mr. Tonnesen, the term of Mr. Tonnesen’s employment began September 14, 2005 and extended through September 30, 2008 and thereafter for successive six(6) month terms unless either party gave one year’s prior written notice of nonrenewal. We provided a notice of nonrenewal in March 2008, which would have caused the agreement to expire in accordance with its terms at the end of March 2009. Mr. Tonnesen’s base annual salary under the agreement was $450,000, subject to annual increases determined by the Board. For calendar year 2006, the cash bonus was guaranteed not to be less than $450,000. After 2006, Mr. Tonnesen was eligible to participate in any Company incentive plan for senior executives. We agreed to cover relocation costs or $50,000 in lieu thereof, a monthly car allowance of $1,000 per month, reimbursement for financial planning services up to $7,500 per year and reimbursement for the initiation fee and annual membership dues to a country club in Winston-Salem, North Carolina, with such initiation fee and relocation expenses subject to gross-up for federal and state tax purposes.

Pursuant to the letter agreement dated September 9, 2005, Mr. Tonnesen was awarded 108,225 stock options at an exercise price of $41.12. In addition, Mr. Tonnesen received a grant of 36,075 shares of restricted stock. Fifty percent (50%) of the stock options and restricted stock vested on September 13, 2007 and the remaining fifty percent (50%) will vest on September 13, 2008. Beginning in 2007, any grants of equity awards under the 1993 Long-Term Stock Incentive Plan or any subsequent plan vest pro rata if there is a qualifying termination following any such grant. In such an event, Mr. Tonnesen will have thirty (30) days from his termination date to exercise any vested option awards.

In connection with our entering into a Phantom Stock Award Agreement with Mr. Tonnesen on December 26, 2006, we also amended the letter agreement with Mr. Tonnesen dated September 9, 2005. The purpose of the Phantom Stock Award Agreement and the amended letter agreement was to resolve an ambiguity in the original letter agreement and to preserve tax deductibility of certain equity awards pursuant to Internal Revenue Code Section 162(m). Pursuant to the amended letter agreement, on December 26, 2006, Mr. Tonnesen forfeited to us the 36,075 shares of restricted Company stock granted to him on May 9, 2006 pursuant to original letter agreement and under the Company’s 1993 Long-Term Stock Incentive Plan. Pursuant to the amended letter agreement and the Phantom Stock Award Agreement, on December 26, 2006, Mr. Tonnesen was awarded Phantom Stock rights with respect to 36,075 shares of the common stock of the Company under the Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan.

2008 Employment Agreement.  On April 23, 2008, we entered into a new employment agreement with Mr. Tonnesen, which became effective on that date and replaced our original employment agreement with Mr. Tonnesen. The purpose of the new agreement is to secure Mr. Tonnesen’s services during our current transition period, as described in our annual report on Form 10-K for the year ended December 31, 2007. The new agreement provides for Mr. Tonnesen’s continued service as President and Chief Executive Officer until his planned retirement on December 31, 2008, unless he retires earlier with our consent or his employment is earlier terminated in accordance with the agreement. Mr. Tonnesen’s annual salary under the agreement is $495,000 (unchanged since a salary adjustment effective January 1, 2007 previously approved by the Board). The agreement provides that we may delay Mr. Tonnesen’s retirement for a period not to extend beyond March 31, 2009 at an annualized salary of $990,000. Other benefits payable to Mr. Tonnesen under the new agreement include:

•	A retention bonus of $150,000 if he is still employed with us on July 1, 2008, and a retention bonus of $300,000 and a severance bonus of $225,000 if he is still employed with us on December 31, 2008. These bonuses will be paid earlier if Mr. Tonnesen retires with our consent prior to December 31, 2008 or if we terminate his employment without “cause” or he terminates his employment for “good reason.” “Cause” and “good reason” are defined in the agreement in the same manner that such terms are defined in the original employment agreement. These provisions replace corresponding provisions of the original employment agreement that recognized Mr. Tonnesen’s ability to participate in any bonus plan for senior executives that we adopt.

•	A grant of 40,500 shares of restricted stock under our 2006 Long-Term Stock Incentive Plan. These shares will vest in a lump sum on the earlier of three (3) years after the date of grant or two (2) years after Mr. Tonnesen’s retirement. This grant was awarded to Mr. Tonnesen in February 2008 as part of our efforts to retain key executives who are key to our ability to meet the challenges that we face in 2008, as described above under “Compensation Discussion and Analysis — 2008 Executive Compensation.”

•	Participation in all of our medical and employee plans on the same basis as other executives, and paid time off in accordance with our policy from time to time as though Mr. Tonnesen had been employed by us for at least ten (10) years. This provision was included in the original agreement and is not new.

•	Reimbursement of his reasonable business expenses, including reimbursement of up to $5,000 for his attorney’s fees and expense in the negotiation of the new employment agreement.

Under the new employment agreement we will pay certain post-termination benefits to Mr. Tonnesen, provided he is reasonably available to serve as an independent consultant on the terms set forth in the agreement. The nature and amount of the benefits depend on the circumstances of his termination of employment, as follows:

•	If the agreement is terminated due to Mr. Tonnesen’s death, we will pay Mr. Tonnesen’s estate his salary to the end of the month in which he died plus a lump sum amount equal to his annual salary at the time of his death. This provision was included in the original agreement and is not new.

•	If the agreement is terminated due to Mr. Tonnesen’s incapacity, we will continue his salary until coverage begins under any long-term disability insurance policy maintained by us for his benefit or two (2) months after termination, whichever first occurs. “Incapacity” is defined in the agreement in the same manner that it is defined in the original employment agreement. This provision was included in the original agreement and is not new.

•	If the agreement is terminated by us without cause, by Mr. Tonnesen for good reason or due to his retirement in accordance with the agreement, we will pay Mr. Tonnesen $675,000 in eighteen (18) equal monthly installments beginning six (6) months after termination (such twenty-four (24) month period being referred to as the “post-termination period”). In addition to these monthly payments, Mr. Tonnesen will be entitled to receive any unpaid portion of the retention and severance bonuses described above and to participate in our health care plan for the benefit of himself and his dependents during the post-termination period. If we are unable to include Mr. Tonnesen in our plan for any reason, we will use our best efforts to obtain equivalent coverage for Mr. Tonnesen and his dependents under an individual policy. Mr. Tonnesen may elect COBRA coverage under the circumstances provided in the agreement. We will pay Mr. Tonnesen a monthly amount equal to the premium actually paid by Mr. Tonnesen for the health care coverage described above. These benefits replace the severance payment that we would have had to pay Mr. Tonnesen under his original employment agreement if we terminated his employment without cause. The amount of the severance payment under the original agreement would have been the greater of $1.8 million or two times his annual salary during the two calendar years prior to the year of termination.

•	Upon Mr. Tonnesen’s retirement as contemplated by the agreement, in addition to the benefits described above, he will be entitled to participate during the post-termination period in life insurance, accident and disability policies and other welfare plans and arrangements generally available to our active employees and in which he participated prior to the termination date, subject to the terms of such plans and arrangements and the provisions of Section 409A of the Code. During the post-termination period Mr. Tonnesen will not participate in sick leave, vacation pay and similar programs or receive various perquisites specified in the agreement.

•	If we terminate the agreement for cause, or if Mr. Tonnesen terminates the agreement otherwise than for good reason (including retirement at a time not permitted by the agreement), Mr. Tonnesen will not be entitled to any of the benefits described above.

The payment of the post-termination benefits described above are subject to Mr. Tonnesen’s releasing us and our affiliates of any and all claims under the agreement. The new employment agreement also contains the same non-competition and non-solicitation covenants that were included in our original employment agreement with Mr. Tonnesen.

Kenneth C. Foster.  We entered into an employment agreement with Mr. Foster in May 2002. The agreement provides for an initial annual base salary of $150,000 with the possibility of annual increases subject to the determination of the Board. The agreement also provides that Mr. Foster is eligible to receive an annual incentive as determined by the Board, as well as other customary benefits. This agreement automatically extends for successive six (6) month terms unless either party gives one year’s prior written notice of nonrenewal. The employment agreement with Mr. Foster is terminable by us in the event of his death, absence over a period of time due to incapacity, a material breach of duties and obligations under the agreement or other serious misconduct. The agreements also are terminable by us without cause; provided, however, that in such event, the executive is entitled to a cash amount equal to 200% of the total base annual salary paid to such executive during the two (2) previous calendar years. The employment agreement also provides that in the event we experience a change of control (as defined in the agreement) and the termination of the executive’s employment by the executive as a result of his relocation or certain specified adverse changes in his employment status or compensation, the executive is entitled to a cash amount equal to 200% of the total base annual salary paid to such executive during the two (2) previous calendar years. The employment agreement contains certain noncompetition provisions restricting the executive from competing with the business of the Company for a period of two (2) years following termination of his employment.

A notice of nonrenewal of Mr. Foster’s employment agreement provided in June 2007 will cause the agreement to terminate in accordance with its terms on June 30, 2008.

On March 28, 2008, we entered into a new employment agreement with Mr. Foster that replaced his old employment agreement with us. The new agreement, among other things, provides for Mr. Foster’s resignation as an officer and full-time employee, effective as of June 30, 2008, and for his employment as a part-time employee for a period beginning July 1, 2008 and ending June 30, 2010 (unless terminated earlier for cause). The new agreement requires Mr. Foster to be available for up to ten (10) days per month for work that is comparable to the work he has been performing for us. Under the new agreement Mr. Foster will receive $20,000 per month and certain other benefits during the period of employment and will be subject to certain non-solicitation, non-competition and non-disparagement covenants.

Gregory J. McKenzie.  By letter dated January 5, 2007, we agreed to the terms of employment of Mr. McKenzie as Chief Executive Officer of Triad Guaranty Canada. The agreement established an annual base salary of $284,582, plus a $53,695 signing bonus. The agreement also provided for a grant to Mr. McKenzie of options to purchase 16,000 shares at the fair market value on the date of grant. The options will vest in two equal installments on the second and third anniversaries of his employment. In addition, the agreement guaranteed Mr. McKenzie targeted incentive awards for 2007 of $123,383 in cash and $284,582 in equity (granted in March 2008) and a flexible spending account in the amount of $26,847. The agreement provides that Mr. McKenzie would be entitled to a severance payment in an amount equal to two times his base salary and targeted cash incentive if he were involuntarily separated other than for cause during the first eighteen (18) months of service. After that, if he were involuntarily terminated other than for cause, he would receive a minimum severance payment equal to one year’s base salary and his targeted annual incentive award. Dollar amounts set forth above are in US dollars and have been converted from Canadian dollars based on the average monthly exchange rate for 2007 of 1.073893.

Kenneth W. Jones.  By letter dated March 30, 2006, we agreed to the terms of an at-will employment relationship with Kenneth W. Jones to serve as Senior Vice President and Chief Financial Officer for an annual base salary of $175,000 per year (prorated for 2006). For calendar year 2006, Mr. Jones was guaranteed a minimum bonus equal to 125% of paid salary with a minimum of 50% of the bonus payable in equity vesting over three (3) years.

Outstanding Equity Awards at Calendar Year-End

The following table sets forth certain information regarding outstanding equity awards of our executive officers named in the Summary Compensation Table at December 31, 2007:

						Stock Awards (1)
									Equity
								Equity	Incentive
								Incentive	Plan
	Option Awards							Plan	Awards:
			Equity					Awards:	Market
			Incentive					Number	or Payout
			Plan			Number	Market	of	Value of
			Awards:			of	Value of	Unearned	Unearned
	Number	Number	Number			Shares	Shares	Shares,	Shares,
	of	of	of			or Units	or Units	Units or	Units or
	Securities	Securities	Securities			of Stock	of Stock	Other	Other
	Underlying	Underlying	Underlying			That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Have	Have	That	That
	Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	(#)

Mark K. Tonnesen	54,112	54,113	—	41.12	9/14/15	47,904	$469,459	—	—
	11,666	23,334	—	43.35	3/8/17	—	—	—	—
Kenneth W. Jones	900	1,800	—	43.35	3/8/17	3,785	37,093	—	—
Kenneth C. Foster	7,000	—	—	34.80	5/10/11	6,660	65,268	—	—
	5,000	—	—	47.60	5/16/12	—	—	—	—
	7,500	—	—	33.18	2/6/13	—	—	—	—
	4,380	—	—	36.00	3/23/13	—	—	—	—
	3,900	7,800	—	43.35	3/8/17	—	—	—	—
Ronnie D. Kessinger	3,775	—	—	49.08	1/20/08	7,444	72,951	—	—
Gregory J. McKenzie	—	16,000	—	43.35	3/8/17	—	—	—	—

(1)	Valued based on the closing price of our common stock on December 31, 2007, which was $9.80.

Option Exercises and Stock Vested

The following table sets forth certain information regarding option exercises and vesting of restricted stock held by our executive officers named in the Summary Compensation Table during year ended December 31, 2007:

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)

Mark K. Tonnesen	—	—	18,037	305,186	(1)
Kenneth W. Jones	—	—	833	37,468
Kenneth C. Foster	—	—	2,186	119,946
Ronnie D. Kessinger	—	—	6,285	344,858
Gregory J. McKenzie	—	—	—	—

(1)	Pursuant to Mr. Tonnesen’s Phantom Stock Award Agreement (described above), 18,037 of the shares awarded to Mr. Tonnesen in December 2006 vested on September 13, 2007. However, the terms of the award preclude delivery of the shares until we determine compliance with the limitations set forth in Section 162(m) of the Code, which determination we have not yet been able to make. The value reflected above is based on the $16.92 closing price of our common stock on the vesting date, September 13, 2007. The value of the award at April 18, 2008 was $44,551 based on a closing price of $2.47. To date, the shares have not been issued to Mr. Tonnesen.

Change in Value of Management’s Equity

As discussed in the Compensation Discussion and Analysis, in 2007 the mortgage industry experienced, and it continues to experience, unprecedented upheaval. This upheaval has caused our financial results and financial position to decline precipitously over the course of 2007. Our management team is well aware of the effect that such performance has had on the value of our stockholders’ investment in our common stock, having personally experienced significant erosion in the value of the equity awards that we granted to them in recent years. The magnitude of this decline reflects the extent to which management’s interests are tied to those of our stockholders, as stated in our pay philosophy.

The following table (which is not required by the rules of the Securities and Exchange Commission to be included in this report) sets forth the value, as of the date of grant, of the shares of restricted stock, shares of phantom stock, and stock options (computed using the Black-Scholes method) granted to each of our named executive officers during the period 2006-2007 (except that we have included awards we made to Mr. Tonnesen when he became President and Chief Executive Officer in 2005), the value of such grants based on the closing price of our stock on March 31, 2008 ($5.00 per share), and the dollar amount and percentage decline in the aggregate value of such grants between the date of grant and March 31, 2008:

	Value at Grant Date			Value at March 31, 2008
	Restricted	Phantom	Stock	Restricted	Phantom	Stock	Total Decline
	Stock ($)	Stock ($)	Options ($)	Stock ($)	Stock ($)	Options ($)	in Value ($)(%)

Mark K. Tonnesen	512,787	1,483,404	1,989,154	59,145	180,375	0	3,745,825
							(94.0)%
Kenneth W. Jones	227,990	—	39,015	23,090	—	0	243,915
							(91.4)%
Kenneth W. Foster	293,963	—	169,065	34,360	—	0	428,668
							(92.6)%
Ronnie D. Kessinger	—	—	—	—	—	—	—
Gregory J. McKenzie	—	—	231,200	—	—	0	231,200
							(100)%

No Pension Benefits or Nonqualified Deferred Compensation

Our executive officers named in the Summary Compensation Table are not entitled to pension benefits or nonqualified deferred compensation from the Company.

Payments Upon Termination or Change in Control

The table below sets forth certain information regarding payments upon termination of service or change in control to our executive officers named in the Summary Compensation Table assuming the triggering event for such payments occurred on December 31, 2007. The table does not describe any benefits available to such executive officers pursuant to a contract, agreement plan or arrangement that does not discriminate in scope, terms or operation in favor of our executive officers and are available generally to all salaried employees of the Company. The amounts shown in the table below do not include any amounts that would be realized upon the vesting of awards of stock options, restricted stock or phantom stock to the extent such awards were granted after December 31, 2007. On April 23, 2008, the Company entered into a new employment agreement with Mr. Tonnesen, the terms of which are discussed above under the heading Employment Agreements.

					Value
					Realized
			Value		on
			Realized on		Vesting
			Vesting		of
	Cash		of		Restricted
	Payment		Options		Stock/Phantom
	Assuming		Assuming		Stock
	Triggering		Triggering		Assuming
	Event		Event		Triggering Event
	Occurred		Occurred		Occurred
	on		on		on
	December 31,		December 31,		December 31,
Name	2007 ($)		2007 ($)		2007 ($)	Total ($)

Mark K. Tonnesen
Voluntary Termination (for Good Reason)	1,890,000	(1)	0		0	1,890,000
Voluntary Termination (without Good Reason)(2)	0		0		0	0
Termination by Company without Cause	1,890,000	(1)	0		115,924	2,005,924
Termination by Company with Cause	0		0		0	0
Change in Control followed by Termination or Constructive Termination by Company	1,890,000	(1)	0	(3)	115,924	2,005,924
Death	495,000	(4)	0	(3)	115,924	610,924
Retirement	0		0		0	0
Disability	0		0	(3)	115,924	115,924
Kenneth W. Jones(5)
Voluntary Termination(2)	0	(5)	0		0	0
Termination by Company without Cause	0	(5)	0		37,093	37,093
Termination by Company with Cause	0	(5)	0		0	0
Change in Control without Termination(9)	0	(5)	0		16,337	16,337
Change in Control followed by Termination or Constructive Termination by Company(10)	0	(5)	0	(3)	37,093	37,093
Death	0	(5)	0	(3)	37,093	37,093
Retirement	0	(5)	0		0	0
Disability	0	(5)	0	(3)	37,093	37,093
Kenneth C. Foster
Voluntary Termination(2)	0		0		0	0
Termination by Company without Cause	856,800	(6)	0		65,268	922,068
Termination by Company with Cause	0		0		0	0
Change in Control without Termination(9)	0		0		26,509	26,509
Change in Control followed by Termination or Constructive Termination by Company(10)	856,800	(6)	0	(3)	65,268	922,068
Death	0		0		65,268	65,268

					Value
					Realized
			Value		on
			Realized on		Vesting
			Vesting		of
	Cash		of		Restricted
	Payment		Options		Stock/Phantom
	Assuming		Assuming		Stock
	Triggering		Triggering		Assuming
	Event		Event		Triggering Event
	Occurred		Occurred		Occurred
	on		on		on
	December 31,		December 31,		December 31,
Name	2007 ($)		2007 ($)		2007 ($)	Total ($)

Retirement	0		0		0	0
Disability	109,200	(7)	0		65,268	174,468
Ronnie D. Kessinger
Voluntary Termination(2)	0		0		0	0
Termination by Company without Cause or by Executive for Good Reason	0		0		72,951	72,951
Termination by Company with Cause	0		0		0	0
Change in Control without Termination(9)	0		0		72,951	72,951
Change in Control followed by Termination or Constructive Termination by Company(10)	0		0		72,951	72,951
Death	0		0		72,951	72,951
Retirement	0		0		0	0
Disability	0		0		72,951	72,951
Gregory J. McKenzie
Voluntary Termination(2)	0		0		0	0
Termination by Company without Cause	740,297	(8)	0		0	740,297	(8)
Termination by Company with Cause	0		0		0	0
Change in Control without Termination	0		0		0	0
Change in Control followed by Termination or Constructive Termination by Company(10)	740,297	(8)	0	(3)	0	740,297	(8)
Death	0		0	(3)	0	0
Retirement	0		0		0	0
Disability	0		0	(3)	0	0

(1)	Greater of 200% of last two years’ salary or $1.8 million.

(2)	Excludes death, disability and retirement.

(3)	Unvested stock options would automatically vest; however, no gain is shown for accelerated stock option grants because the intrinsic value of such options as of December 31, 2007 was $0 due to the fact that the exercise price was higher than $9.80, which was the price of our common stock on such date.

(4)	Amount represents Mr. Tonnesen’s salary in 2007.

(5)	Mr. Jones was not entitled to cash severance for any type of termination in 2007.

(6)	Amount represents 200% of last two calendar years’ salary.

(7)	Maximum amount of payment due to disability.

(8)	Converted from Canadian dollars to U.S. dollars using the average monthly exchange rate for 2007 of 1.073893.

(9)	Values for accelerated vesting of equity-based awards include only equity-based awards granted under the 1993 Long Term Stock Incentive Plan (if any), which awards accelerate upon a change in control without regard to a termination in service.

(10)	Values for accelerated vesting of equity-based awards include equity-based awards granted under (a) the 1993 Long Term Stock Incentive Plan (if any), which awards accelerate upon a change in control without regard to a termination in service; and (b) the 2006 Long Term Stock Incentive Plan (if any), which awards accelerate upon change in control followed by a termination (including constructive termination) by the Company within 12 months of the change in control.

Currently, we provide for the payments and vesting described in the table above upon certain events including a change in control (with or without termination as set forth above) as described in employment agreements, restricted stock agreements and option agreements with the executive officers identified in the table above. We also provide for the vesting of options upon termination of employment and upon resignation for good reason as provided in option agreements with Mr. Tonnesen. The material terms under which the cash payments would be made are described above under the heading Employment Agreements. To the extent termination or constructive termination is required in order to trigger a payment following a change in control, such termination or constructive termination must occur within 12 months of the change in control. The agreements generally define a change of control as the occurrence of any of the following events:

•	any person or persons acting as a group, other than a person which as of the date of the particular agreement is the beneficial owner of our voting securities and its affiliates, or any of our employee benefit plans or the executive officer or a group including the executive officer, shall become the beneficial owner of our securities representing the greater of (i) at least twenty-five percent (25%) of the combined voting power of our then outstanding securities, or (ii) at least the combined voting power of our outstanding securities then held by Collateral Holdings, Ltd., an Alabama limited partnership, and any of its affiliates; or

•	individuals who constitute our board of directors as of the date of the particular agreement (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to such date whose election or nomination for election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or a nominating committee thereof (either by a specific vote or by approval of our proxy statement in which such person is named as a nominee for director, without objection to such nomination) will be considered as though such person were a member of the Incumbent Board; or

•	any consolidation, merger or reorganization to which we are a party, if following such consolidation, merger or reorganization, our stockholders immediately prior to such consolidation, merger or reorganization shall not beneficially own securities representing at least fifty-one percent (51%) of the combined voting power of the outstanding voting securities of the surviving or continuing corporation; or

•	any sale, lease, exchange or other transfer (in one transaction or in a series of related transactions) of all, or substantially all, of our assets, other than to an entity (or entities) of which we or our stockholders immediately prior to such transaction beneficially own securities representing at least fifty-one percent (51%) of the combined voting power of the outstanding voting securities.

The Compensation Committee previously approved changes to the forms of restricted stock agreements and option agreements to be used for grants to senior executive officers under the 2006 Long Term Stock Incentive Plan. These new agreements, which were used for the agreements and arrangements beginning in March 2007, require termination or constructive termination of employment following a change in control in order to trigger vesting. Certain changes were also made to the definition of change in control, primarily altering the required change in beneficial ownership from the twenty-five percent (25%) level referenced above to more than fifty percent (50%).

DIRECTOR COMPENSATION

The following table sets forth certain information regarding amounts paid or accrued by us to or for the account of our Directors during the year ended December 31, 2007:

	Fees Earned or Paid
Name	in Cash ($)		Stock Awards ($)(1)		Total ($)

Glenn T. Austin, Jr.	69,500		63,387		132,887
Robert T. David	52,500		63,387		115,887
H. Lee Durham	66,500		64,405		130,905
William T. Ratliff, III	112,500		264,818		377,318
Michael A. F. Roberts	52,500		63,387		115,887
Richard S. Swanson	66,250		63,387		129,637
David W. Whitehurst	65,415	(2)	64,437	(3)	129,852
Henry G. Williamson, Jr.	28,000		40,669		68,669

(1)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with Statement of Financial Accounting Standards No. 123R (“FAS 123R”). Grants in the form of shares of restricted stock were valued at the market price of our common stock on the date of grant. See Note 11 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007. The full grant date fair value of awards granted during 2007 computed in accordance with FAS 123(R) for Messrs. Austin, David, Durham, Roberts, Swanson, Whitehurst and Williamson is $65,000 and for Mr. Ratliff is $112,500. At December 31, 2007, the aggregate number of unvested shares of restricted stock for each director was as follows: for Messrs. Austin, David, Roberts and Swanson, 1,955 shares, for Mr. Durham, 1,852 shares, for Mr. Ratliff, 6,975 shares, for Mr. Whitehurst, 2,616 shares and for Mr. Williamson, 1,474 shares. In April 2008, Mr. Roberts relinquished his rights to the 1,474 shares of our restricted common stock that had been granted to him in May 2007 as director compensation ($40,669 of the $63,387 disclosed in the above table) and those shares remain available for issuance under our 2006 Long-Term Incentive Stock Plan. At December 31, 2007, the aggregate number of shares of common stock which could be acquired through the exercise of stock options was as follows: Mr. David, 7,680 shares; Mr. Ratliff, III, 69,735 shares; Mr. Roberts, 920 shares and Mr. Whitehurst, 24,010 shares.

(2)	Includes $9,415 paid for services as a director of Triad Guaranty Insurance Corporation Canada.

(3)	Includes $1,050 paid for services as a director of Triad Guaranty Insurance Corporation Canada.

In 2006, we adopted a plan of compensation for our Directors. Directors who are employees of us or any of our subsidiaries or affiliates do not receive any compensation for serving as directors of us. Each non-employee director shall receive an annual retainer of $95,000, $30,000 of which shall be paid in cash in four quarterly installments and $65,000 of which shall be paid in restricted stock following the annual meeting of stockholders. The non-executive Chairman of the Board shall receive an annual retainer of $225,000, $112,500 of which shall be paid in cash in four quarterly installments and $112,500 of which shall be paid in restricted stock following the annual meeting of stockholders. The Compensation Committee may also, based upon the evaluation by the Corporate Governance and Nominating Committee, recommend a discretionary payment for services above and beyond those traditionally performed by a non-executive Chairman of the Board. Grants of restricted stock awards in 2006 to the non-employee directors and the non-executive Chairman of the Board vest over a three (3) year period from the date of award as follows: 60% upon the first anniversary of issuance, 20% upon the second anniversary of issuance and 20% upon the third anniversary of issuance. Effective in 2007, grants of restricted stock to our non-employee directors vest 100% on the first anniversary of the grant date. Audit Committee members shall receive $2,500 per meeting, up to an annual maximum of $20,000. Other committee members shall receive $1,500 per meeting, up to an annual maximum of $6,000. The Compensation Committee may award fees in excess of these amounts based upon additional services that are required by the applicable committee. The Audit Committee chairperson shall receive a retainer of $15,000 per year. All other chairpersons of committees shall receive a retainer of $7,500 per year, and the Board’s lead independent director shall receive a annual retainer of $7,500 per year.

All directors are reimbursed for expenses incurred in attending board meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Swanson, David and Roberts served on the Compensation Committee during calendar year 2007. No member of the Compensation Committee is or was formerly an officer or employee of the Company or any of its subsidiaries.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

The following table contains information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

(a)
	Number of	(b)
	Securities to be	Weighted	(c)
	Issued Upon	Average	Number of Securities
	Exercise of	Exercise Price	Remaining Available for
	Outstanding	of Outstanding	Future Issuance Under
	Options,	Options,	Equity Compensation Plans
	Warrants and	Warrants and	(Excluding Securities
Plan Category	Rights	Rights	Reflected in Column (a))

Equity compensation plans approved by security holders(1)	109,190	$43.81	940,598	(2)
Equity compensation plans not approved by security holders(3)	536,007	$38.74	0	(4)

Total	645,197	$39.60	940,598

(1)	This information relates to our 2006 Long-Term Stock Incentive Plan, which was approved by our stockholders in May 2006.

(2)	In addition to being available for future issuance upon exercise of stock options, shares that remain available for future grant may be issued pursuant to restricted stock awards under our 2006 Long-Term Stock Incentive Plan.

(3)	This information relates to our 1993 Long-Term Stock Incentive Plan.

(4)	All shares that were available for issuance under our 1993 Long-Term Stock Incentive Plan at the time the 2006 Long-Term Incentive Plan was adopted were carried forward to the 2006 plan and became available for issuance under that plan.

PRINCIPAL HOLDERS OF COMMON STOCK

The following table shows, with respect to each person who is known to be the beneficial owner of more than 5% of our common stock: (i) the total number of shares of common stock beneficially owned as of March 31, 2008; and (ii) the percentage of the common stock so owned as of that date:

Name and Address of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership(1)	Common Stock

Collateral Holdings, Ltd.(2)(3)(4)	2,572,550	17.0%
Dimensional Fund Advisors LP(5)	820,557	5.4%
FMR LLC(6)	1,460,051	9.7%
Third Avenue Management LLC(7)	1,064,023	7.0%

The following table shows with respect to each of our directors and the executive officers named in the Summary Compensation Table and all directors and executive officers as a group, sixteen (16) in number: (i) the total number of shares of common stock beneficially owned as of March 31, 2008; and (ii) the percentage of the common stock so owned as of that date. Unless otherwise indicated, the address for each of our directors and executive officers is c/o Triad Guaranty Inc., 101 South Stratford Road, Winston-Salem, North Carolina 27104:

	Amount and Nature of		Percent of
Name of Beneficial Owner	Beneficial Ownership(1)		Common Stock

Glenn T. Austin, Jr.	4,336		*
Robert T. David	27,356	(9)	*
H. Lee Durham, Jr.	2,419		*
Kenneth C. Foster	44,272	(9)	*
Kenneth W. Jones	28,018	(9)	*
Ronnie D. Kessinger	29,058		*
Gregory J. McKenzie	38,300		*
William T. Ratliff, III(8)	722,072	(9)(10)	4.8%
Michael A. F. Roberts(11)	5,396	(9)	*
Richard S. Swanson	4,476		*
Mark K. Tonnesen	127,615	(9)	*
David W. Whitehurst	40,177	(9)	*
Henry G. Williamson, Jr.	1,474		*
All directors and executive officers as a group (16 persons)	1,170,447		7.8%

*	Less than one percent (1%).

(1)	Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. In accordance with Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within sixty (60) days of March 31, 2008 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)	Collat, Inc. is the general partner of Collateral Holdings, Ltd. and as such may be deemed to be the beneficial owner of the shares of common stock owned by Collateral Holdings, Ltd. Mr. William T. Ratliff, Jr. is vice president and a director of Collat, Inc. Mr. Ratliff, Jr. beneficially owns 29.6% of the outstanding limited partnership interests in Collateral Holdings, Ltd. Accordingly, Mr. Ratliff, Jr. may be deemed to be the beneficial owner of the shares of common stock owned by Collateral Holdings, Ltd. The business address of Mr. Ratliff, Jr., Collateral Holdings, Ltd. and Collat, Inc. is 1900 Crestwood Boulevard, Birmingham, Alabama 35210-2034. Mr. Ratliff, Jr. is the father of Mr. William T. Ratliff, III.

(3)	2,012,500 shares of common stock owned by Collateral Holdings, Ltd. are pledged to secure loans with three (3) banks.

(4)	Number of shares reported on Schedule 13G jointly filed by Collateral Holdings, Ltd., Collat, Inc., Mr. Ratliff, Jr. and Mr. Ratliff, III with the Securities and Exchange Commission on February 13, 2008. Collateral Holdings, Ltd. has shared voting and dispositive power with respect to all 2,572,550 shares.

(5)	Number of shares reported on Schedule 13G filed by Dimensional Fund Advisors LP (“Dimensional”) with the Securities and Exchange Commission on February 6, 2008. According to its Schedule 13G, Dimensional is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (these investment companies, trusts and accounts are collectively referred to as the “Dimensional Funds”). In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Company that are owned by the Dimensional Funds, and may be deemed to be the beneficial owner of the common stock held by the Dimensional Funds. However, all of the common stock reported in

Dimensional’s Schedule 13G are owned by the Dimensional Funds. Dimensional disclaims beneficial ownership of such securities. The business address of Dimensional is 1299 Ocean Avenue, Santa Monica, California 90401.

(6)	Number of shares reported on Schedule 13G filed by FMR LLC with the Securities and Exchange Commission on February 14, 2008. According to the Schedule 13G filed by FMR LLC, Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of the common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 (the “funds”). One of the funds, Fidelity Low Priced Stock Fund, owns 1,438,451 of the 1,460,051 shares reported by FMR LLC on its Schedule 13G. Each of FMR LLC and Edward C. Johnson, III, Chairman of FMR LLC, through control of such funds, has sole power to dispose of the reported common stock. However, neither FMR LLC nor Mr. Johnson has the sole power to vote or direct the voting of the common stock owned directly by the funds. Such voting rights reside with the board of trustees of each fund. The business address of FMR LLC, Mr. Johnson, Fidelity Management & Research Company and the funds is 82 Devonshire Street, Boston, Massachusetts 02109.

(7)	Number of shares reported on Schedule 13G filed by Third Avenue Management LLC with the Securities and Exchange Commission on February 14, 2008. According to its Schedule 13G, Third Avenue Real Estate Value Fund, an investment company registered under the Investment Company Act of 1940, has the right to receive dividends from and the proceeds from the sale of the common stock reported by Third Avenue Management LLC. The business address of Third Avenue Management LLC is 622 Third Avenue, 32nd Floor, New York, NY 10017.

(8)	Mr. Ratliff, III beneficially owns 7.7% of the outstanding limited partnership interests in Collateral Holdings, Ltd. Mr. Ratliff, III is also president and a director of Collat, Inc., the general partner of Collateral Holdings, Ltd., and beneficially owns 50.2% of the outstanding voting capital stock of Collat, Inc. Accordingly, Mr. Ratliff, III may be deemed to be the beneficial owner of the shares of common stock owned by Collateral Holdings, Ltd. The business address of Mr. Ratliff, III is 1900 Crestwood Boulevard, Birmingham, Alabama 35210-2034. Mr. Ratliff, III is the son of Mr. Ratliff, Jr. No other director or executive officer of the Company beneficially owns any partnership interests in Collateral Holdings, Ltd.

(9)	Includes shares of common stock which could be acquired through the exercise of stock options as follows: Mr. David, 6,880 shares; Mr. Foster, 27,780 shares; Mr. Jones, 900 shares; Mr. Ratliff, III, 61,285 shares; Mr. Roberts, 920 shares; Mr. Tonnesen, 65,778 shares; Mr. Whitehurst, 20,360 shares; all directors and executive officers as a group, 183,903 shares.

(10)	Includes 2,617 shares owned by Mr. Ratliff, III’s wife; 12,390 shares held of record in trusts for his minor children; 74,555 shares held through RaS I, Ltd., a family limited partnership; and 246,518 shares held by Mr. Ratliff, III as one (1) of five (5) trustees for the Grandchildren’s Trust U/A, December 4, 1990.

(11)	In April 2008, Mr. Roberts relinquished his rights to the 1,474 shares of our restricted common stock that had been granted to him in May 2007 as director compensation. Although those 1,474 shares are included in the number of our securities beneficially owned by Mr. Roberts disclosed in this table, which speaks as of March 31, 2008, Mr. Roberts’ beneficial ownership of our securities has been reduced by 1,474 shares at the date of filing of this Amendment No. 1 to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than with respect to the conflicts of interest policies contained in our Code of Ethics and Code of Conduct, which require that all of our directors, officers and employees disclose their personal or business interests in any transaction in which we may engage and recuse themselves from any discussion or decision affecting their personal or business interests, we do not maintain a formal written related person transaction policy. In addition to communicating with us as required by our Code of Ethics and Code of Conduct, however, each of our executive officers and directors or their immediate family members (each, a “related person”), completes an annual questionnaire that elicits information about ongoing and potential transactions, arrangements or relationships, other than certain specified employment and compensatory matters (each, a “transaction”), in which we and any related person are participants (a “related person transaction”) in order to determine whether (i) such related persons have or may have a direct or indirect material interest in the transaction, (ii) the amount involved exceeds

$120,000, and (iii) any such transaction is or would be in the best interest of us and our stockholders. The appropriate committee of the Board, depending on the nature of the transaction, reviews and approves or ratifies all related person transactions, which are publicly disclosed if and as required by SEC rules. The appropriate committee of the Board is required to consider all available relevant facts and circumstances in its review of an ongoing or potential related person transaction, including the benefits to us, the impact on a director’s independence in the event the related person is a director (or a family member or entity affiliated with a director), the availability of other sources for comparable products or services, the proposed terms and the terms available to or from parties that are not related persons. Any director who is a related person with respect to a transaction under review may not participate in the deliberations or vote with respect to approval or ratification of the related person transaction.

The Board does not believe that a specific written related person transaction policy is necessary because the Board historically has not, and does not expect to, approve related person transactions that require disclosure under SEC rules other than in rare circumstances. Each related person transaction is considered on a stand-alone basis based on facts and circumstances at the time of consideration. In addition to the conflicts of interest procedures set forth in our Code of Conduct and Code of Ethics and the information elicited through our annual questionnaire, the appropriate committee’s procedures with respect to review and approval of related person transactions are dictated by principles of Delaware corporate law as in effect at the time and the discharge of our directors’ fiduciary duties to us and our stockholders.

The business and affairs of the Company are managed under the direction of the Board of Directors. The Board of Directors has determined that each of Messrs. Austin, David, Durham, Swanson, Whitehurst and Williamson is an “independent director,” as that term is defined under the applicable listing standards of The NASDAQ Stock Market LLC. Mr. Roberts, who served as a director during 2007, had also been determined to be an independent director under the applicable NASDAQ listing standards while he served as a director of the Company.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees, including expenses reimbursed, billed by Ernst & Young LLP (“E&Y”) for professional services rendered for the integrated audit of our consolidated financial statements and internal control over financial reporting, the reviews of our quarterly financial statements and the audits of our individual operating subsidiaries, including our Canadian subsidiary in 2007, that are required for regulatory purposes were $709,177 for calendar year 2007 and $585,580 for calendar year 2006.

Audit Related Services

The aggregate fees, including expenses reimbursed, billed by E&Y for services related to the audit and review of our financial statements were $50,545 for calendar year 2007 and $53,439 in calendar year 2006. These services included an actuarial certification for our Vermont captive reinsurance subsidiary, an audit of our 401(k) plan and assistance rendered with applications to certain Canadian provinces.

Tax Fees

We did not engage E&Y for tax services in calendar years 2007 and 2006.

All Other Fees

The aggregate fees, including expenses reimbursed, billed by E&Y for services rendered to us, other than the services described above, were $1,500 in calendar year 2007 and $1,500 in calendar year 2006. These fees were for a subscription to E&Y’s online accounting and reporting database.

The Audit Committee pre-approves all auditing services and permitted non-audit services, including the fees and terms thereof, to be performed for us by its independent auditor, subject to the de minimus exceptions for non-audit services as provided for in the Sarbanes-Oxley Act and the rules and regulations of the Securities and Exchange Commission. The Audit Committee may form and delegate authority to subcommittees, consisting of one or more members, to grant pre-approvals of permitted non-audit services, provided that decisions of such subcommittees to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting. In calendar year 2007, all non-audit services were approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April, 2008.

By:	/s/ Mark K. Tonnesen
Mark K. Tonnesen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of April, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ William T. Ratliff, III William T. Ratliff, III	Chairman of the Board

/s/ Mark K. Tonnesen Mark K. Tonnesen	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Kenneth W. Jones Kenneth W. Jones	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Kenneth S. Dwyer Kenneth S. Dwyer	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Glenn T. Austin, Jr. Glenn T. Austin, Jr.	Director

/s/ Robert T. David Robert T. David	Director

/s/ H. Lee Durham, Jr. H. Lee Durham, Jr.	Director

/s/ Richard S. Swanson Richard S. Swanson	Director

/s/ David W. Whitehurst David W. Whitehurst	Director

/s/ Henry G. Williamson, Jr. Henry G. Williamson, Jr.	Director

EXHIBIT INDEX
Form 10-K/A for Fiscal Year Ended December 31, 2007

Exhibit
Number	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22342.