Form 10-Q
period 2008-03-31
TRIAD GUARANTY INC
filed 2008-05-12
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☑
Number of shares of common stock, par value $0.01 per share, outstanding as of May 2, 2008, was 15,116,289.

TRIAD GUARANTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except per share data)	2008	2007
	(unaudited)	(audited)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $743,267 and $710,924)	$746,380	$725,631
Equity securities (cost: $2,270 and $2,520)	1,957	2,162
Short-term investments	11,736	56,746

Total invested assets	760,073	784,539

Cash and cash equivalents	80,544	124,811
Real estate acquired in claim settlement	8,993	10,860
Accrued investment income	9,706	10,246
Deferred policy acquisition costs	—	36,243
Prepaid federal income taxes	115,598	116,008
Property and equipment	10,548	11,421
Reinsurance recoverable, net	93,244	5,815
Other assets	32,318	32,910

Total assets	$1,111,024	$1,132,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Losses and loss adjustment expenses	$547,766	$359,939
Premium deficiency reserve	96,073	—
Unearned premiums	19,169	17,793
Amounts payable to reinsurers	3,849	6,525
Deferred income taxes	61,522	123,297
Revolving line of credit	—	80,000
Long-term debt	34,522	34,519
Accrued interest on debt	584	1,355
Accrued expenses and other liabilities	9,097	10,574

Total liabilities	772,582	634,002
Commitments and contingencies — Note 4
Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — authorized 32,000,000 shares; issued and outstanding 15,117,733 shares at March 31, 2008 and 14,920,243 shares at December 31, 2007	151	149
Additional paid-in capital	110,359	109,679
Accumulated other comprehensive income, net of income tax liability of $1,568 at March 31, 2008 and $6,475 at December 31, 2007	2,328	13,405
Retained earnings	225,604	375,618

Total stockholders’ equity	338,442	498,851

Total liabilities and stockholders’ equity	$1,111,024	$1,132,853

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2008	2007
Revenue:
Premiums written:
Direct	$89,386	$78,408
Ceded	(15,995)	(12,701)

Net premiums written	73,391	65,707
Change in unearned premiums	(1,326)	(1,758)

Earned premiums	72,065	63,949

Net investment income	9,546	7,349
Net realized investment gains	2,703	761
Other income	2	2

	84,316	72,061

Losses and expenses:
Net losses and loss adjustment expenses	221,259	32,581
Net change in premium deficiency reserve	15,000	—
Interest expense on debt	1,476	694
Policy acquisition costs	39,416	4,624
Other operating expenses (net of acquisition costs deferred)	14,105	10,330

	291,256	48,229

(Loss) income before income taxes (benefit)	(206,940)	23,832
Income taxes (benefit):
Current	(3)	1,759
Deferred	(56,923)	4,751

	(56,926)	6,510

Net (loss) income	$(150,014)	$17,322

(Loss) earnings per common and common equivalent share:
Basic	$(10.09)	$1.17

Diluted	$(10.09)	$1.16

Shares used in computing (loss) earnings per common and common equivalent share:
Basic	14,868,610	14,818,900

Diluted	14,868,610	14,946,166

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007
Operating activities
Net (loss) income	$(150,014)	$17,322
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	189,203	16,198
Net change in premium deficiency reserve	15,000	—
Accrued expenses and other liabilities	(1,333)	(2,093)
Current taxes payable	—	1,606
Amounts payable to reinsurer	2,676	185
Accrued investment income	522	179
Policy acquisition costs deferred	(3,173)	(4,515)
Policy acquisition costs	39,416	4,623
Net realized investment gains	(2,703)	(761)
Provision for depreciation	1,566	532
Accretion of discount on investments	324	129
Deferred income taxes	(56,923)	4,751
Prepaid federal income taxes	410	215
Real estate acquired in claim settlement, net of write-downs	1,867	406
Accrued interest on debt	(771)	(691)
Other assets	406	(2,793)
Other operating activities	(10,576)	1,362

Net cash provided by operating activities	25,897	36,655

Investing activities
Securities available-for-sale:
Purchases — fixed maturities	(136,426)	(62,304)
Sales — fixed maturities	96,428	35,296
Maturities — fixed maturities	7,176	2,287
Purchases — equities	—	(38)
Sales — equities	266	672
Net change in short-term investments	43,180	(39,993)
Purchases of property and equipment	(707)	(1,544)

Net cash provided by (used in) investing activities	9,917	(65,624)

Financing activities
Payments on revolving credit facility	(80,000)	—
Excess tax benefits from share-based compensation	—	173
Proceeds from exercise of stock options	—	616

Net cash (used in) provided by financing activities	(80,000)	789

Foreign currency translation adjustment on cash and cash equivalents	(81)	—

Net change in cash and cash equivalents	(44,267)	(28,180)
Cash and cash equivalents at beginning of period	124,811	38,609

Cash and cash equivalents at end of period	$80,544	$10,429

Supplemental schedule of cash flow information
Cash (received) paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$(410)	$34,454
Interest	$2,248	$2,765
See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
1. The Company
          Triad Guaranty Inc. is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”), provides mortgage insurance coverage in the United States. This allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market and protects lenders from credit default-related expenses. Subsequent to March 31, 2008, Triad was downgraded by all three rating agencies and is currently working with the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which are collectively referred to as “GSEs”, regarding its eligibility status as a mortgage insurance provider. Additionally, at March 31, 2008 Triad is below the minimum capital requirements imposed by various state regulators and is working with the various state regulators to develop a mutually agreeable plan of resolution, including its primary regulator, the Illinois Division of Insurance. The “Company” refers to Triad Guaranty Inc. and all of its consolidated subsidiaries.
          Another wholly-owned subsidiary, Triad Guaranty Insurance Corporation Canada (“TGICC”), was formed in 2007 for the purpose of exploring opportunities for providing mortgage insurance in Canada. TGICC has not written any business and has only incurred start-up expenses since its formation. In January 2008, TGICC requested permission from its primary regulator to withdraw 80% of the initial $45 million of capital invested, with sufficient capital remaining to maintain its licenses in Canada. In January 2008, $38.9 million was repatriated back to the parent company, which included a $2.8 million realized gain on foreign currency. The Company had been attempting to sell TGICC as a going concern licensed Canadian insurance company; however, due to the unsettled nature of the mortgage markets, it determined that the best course of action would be to discontinue its Canadian efforts and return any excess funds back to the parent company. Accordingly, the Company recorded a $2.0 million charge to record severance, lease commitments and impairment of fixed assets.
2. Accounting Policies and Basis of Presentation
     Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements
          Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value under GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of the fair value measurements. In accordance with SFAS 157, the Company adopted the fair value measurement on a prospective basis and accordingly has provided the required disclosures only for the most recent interim reporting date. The following table summarizes the assets measured at fair value and the source of the inputs in the determination of fair value:

	Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available-for-sale
Fixed maturities	$746,380	$—	$743,035	$3,345
Equities	1,957	1,957	—	—
Real estate acquired in claim settlement	8,993	—	8,993	—

Total	$757,330	$1,957	$752,028	$3,345

          We utilized significant unobservable inputs (Level 3) in determining the fair value on certain bonds in our fixed maturities portfolio during this period. The following table provides a reconciliation of the beginning and ending balances during the first quarter of 2008 of these Level 3 bonds and the related gains and losses related to these assets.

Fair Value Measurement
Using Significant
Unobservable Inputs
(Level 3)
Certain Bonds in Fixed
(dollars in thousands)	Maturities AFS Portfolio
Beginning balance	$7,402
Total gains and losses (realized and unrealized):
Included in operations	(131)
Included in other comprehensive income	(43)
Purchases, issuances and settlements	(3,883)
Transfers in and/or out of Level 3	—

Ending balance	$3,345

The amount of total gains and loss for the period included in operations attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(63)

          Gains and losses (realized and unrealized) included in operations or other comprehensive income for the period ended March 31, 2008 are reported as net realized investment gains as a loss of $18,000 and an unrealized loss through other comprehensive income of $63,000.
          In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning January 1, 2009. The Company does not anticipate SFAS 160 will have a material impact on the Company’s financial position or results of operations.
          In December 2007, the FASB issued SFAS 141(R), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning January 1, 2009. The Company does not anticipate that SFAS 141(R) will have a material impact on the Company’s financial position or results of operations.
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
          The Company maintains a $95 million Excess-of-Loss reinsurance contract that attaches when the risk-to-capital ratio exceeds 25-to-1 and the combined ratio exceeds 100%. During the first quarter of 2008, the Company anticipated that the attachment points would be breached and notified the carrier accordingly. Once the attachment point is breached, the treaty terminates on a run-off basis for a ten year period. During the ten year period, following a one time deductible of $25 million, the carrier is responsible for all losses each quarter that are in excess of the 100% combined ratio. The carrier remains liable until the policy limits are reached. During the ten year run-off period, the Company will owe the carrier $2 million per year. In April 2008, the carrier informed the Company that, in its opinion, the Company had not complied with unspecified covenants in the reinsurance agreement and provided notice of termination of the agreement. The Company has notified the carrier that it disputes the carrier’s claim, including the carrier’s alleged termination of the reinsurance agreement, and has demanded arbitration as provided under the agreement. The Company believes that the carrier’s claims are without merit and the Company plans to contest such claims vigorously. The Company has not recorded any ceded reserves or any recoverable from the carrier under the agreement in its first quarter financial statements.

     Insurance In Force, Dividend Restrictions, and Statutory Results
          Insurance regulations in the United States generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times the total of statutory capital and surplus and the statutory contingency reserve. The amount of net risk for insurance in force at March 31, 2008 and December 31, 2007, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements, any applicable stop-loss limits and deductibles. Triad’s ratio is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
(dollars in thousands)	2008	2007	2007
Net risk	$11,969,155	$11,967,179	$9,757,134

Statutory capital and surplus	$203,352	$197,713	$152,396
Statutory contingency reserve	228,208	387,365	554,462

Total	$431,560	$585,078	$706,858

Risk-to-capital ratio	27.7 to 1	20.5 to 1	13.8 to 1

          Triad’s risk-to-capital ratio at March 31, 2008 was above the 25-to-1 maximum generally required by insurance regulations and was above that required by Illinois insurance regulations. As an Illinois domiciled insurer, Triad has been in discussion with the Illinois Division of Insurance regarding its level of risk to capital. In general, exceeding the risk-to-capital ratio limit prohibits an insurer from continuing to write new business. However, with the acknowledgment of the Illinois Division of Insurance, Triad currently is continuing to write new business.
          Triad and its wholly-owned U.S. subsidiaries are each required under their respective domiciliary states’ insurance code to maintain a minimum level of statutory capital and surplus. Triad, an Illinois domiciled insurer, is required under the Illinois Insurance Code (the “Code”) to maintain minimum statutory capital and surplus of $5 million. The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. An extraordinary dividend is any dividend or distribution of cash or other property, the fair value of which, together with that of other dividends or distributions made within a period of twelve consecutive months, exceeds the greater of (a) ten percent of statutory surplus as regards policyholders, or (b) statutory net income for the calendar year preceding the date of the dividend.
          Triad experienced a net loss of $156.2 million as determined in accordance with statutory accounting practices for the three months ended March 31, 2008 and $121.3 million net loss for the year ended December 31, 2007. Triad reported net income in accordance with statutory accounting practices for the three months ended March 31, 2007 of $22.6 million.
          At March 31, 2008, there was no surplus available to be paid out in dividends to stockholders. At December 31, 2007, the amount of Triad’s equity that could be paid out in dividends to stockholders was $4.8 million, which was the excess of the earned surplus of Triad on a statutory basis above the minimum required by the Illinois Insurance Code.

     Loss Reserves
          The Company establishes loss reserves to provide for the estimated costs of settling claims on loans reported in default and estimates of loans in default that are in the process of being reported to the Company as of the date of the financial statements. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. Amounts recoverable from the sale of properties acquired in lieu of foreclosure are considered in the determination of the reserve estimates. Loss reserves are established by management using historical experience and by making various assumptions and judgments about claim rates (frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default. The Company’s reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as default status, policy year, specific lenders, and the number of months the policy has been in default, as well as whether the policies in default were underwritten through the flow channel or as part of a structured bulk transaction. The assumptions utilized in the calculation of the loss reserve estimate are continually reviewed, and as adjustments to the reserve become necessary, such adjustments are reflected in the financial statements in the periods in which the adjustments are made.
     Premium Deficiency
          A premium deficiency is required to be recorded if the present value of expected future cash outflows (consisting of projected paid claims, maintenance expenses and LAE) net of the present value of expected cash inflows (consisting of renewal premiums) exceeds the recorded reserves net of any unamortized deferred acquisition costs, or DAC, balance. This computation is prepared on a gross basis, without consideration of reinsurance (either claim recoveries or ceded premium), and a determination is made if a premium deficiency exists. If so, a premium deficiency reserve is established. A receivable is then recorded for the amounts that would be recoverable from captive reinsurers based upon the existing trust balances of the lender captive reinsurers. The Company applied the premium deficiency computation to its entire portfolio as a whole.
     Litigation
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
5. Earnings (Loss) Per Share (“EPS”)
          Basic and diluted EPS are based on the weighted-average daily number of shares outstanding. For the quarter ended March 31, 2008, the basic and diluted EPS denominators are the same weighted-average daily number of shares outstanding. In computing diluted EPS, only potential common shares that are dilutive — those that reduce EPS or increase loss per share — are included. Exercise of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported. For the quarter ended March 31, 2007, the denominator includes the dilutive effect of stock options and unvested restricted stock on the weighted-average shares outstanding. The numerator used in basic EPS and diluted EPS is the same for all periods presented. At March 31, 2008, options to purchase approximately 25,535 of the Company’s stock were excluded from the calculation of EPS because they were antidilutive.
6. Comprehensive Income (Loss)
          Comprehensive income (loss) consists of net income or (loss) and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities and foreign currency exchange, net of income tax. For the three months ended March 31, 2008 the Company’s comprehensive net loss was ($161.1) million while the comprehensive net income for the three months ended March 31, 2007 was $15.5 million.
7. Income Taxes
          Income tax expense (benefit) differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds. The intra-period tax rate utilized in the first quarter of 2008 also reflects the Company’s inability to record a benefit for expected tax loss carry forwards.
8. Long-Term Stock Incentive Plan
          The Company has a Long-Term Stock Incentive Plan (the “Plan”) that was previously approved by stockholders. Under the Plan, certain directors, officers, and key employees are eligible to receive various share-based compensation awards. Stock options, restricted stock and phantom stock rights may be awarded under the Plan for a fixed number of shares with a requirement for stock options granted to have an exercise price equal to or greater than the fair value of the shares at the date of grant. Generally, most awards vest over three years, either one third each year or cliff vesting at the end of the three year period. Options granted under the Plan expire no later than ten years following the date of grant. As of March 31, 2008, 1,388,305 shares were reserved and 743,108 shares were available for issuance under the Plan. Gross compensation expense of approximately $1.1 million along with the related tax benefit of approximately $368,000 was recognized in the financial statements for the three months ended March 31, 2008. Gross compensation expense of approximately $688,000 along with the related tax benefit of approximately $241,000 was recognized in the financial statements for the three months ended March 31, 2007. For the three months ended March 31, 2008 and 2007, approximately $78,000 and $71,000, respectively, of share-based compensation was capitalized as part of DAC.
          A summary of option activity under the Plan for the three months ended March 31, 2008 is presented below:

		Weighted-	Aggregate	Weighted-Average
	Number of	Average	Intrinsic	Remaining
(dollars in thousands)	Shares	Exercise Price	Value	Contractual Term
Outstanding, January 1, 2008	645,197	$39.60
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding, March 31, 2008	645,197	39.60	$—	4.3 years

Exercisable, March 31, 2008	496,409	38.63	$—	3.1 years

          The fair value of stock options is estimated on the date of grant using a Black-Scholes pricing model. There were no options granted in the three months ended March 31, 2008. The weighted-average assumptions used for options granted during the three months ended March 31, 2007 are noted in the following table. The expected volatilities are based on volatility of the Company’s stock over the most recent historical period corresponding to the expected term of the options. The Company also uses historical data to estimate option exercise and employee terminations within the model; separate groups of employees with similar historical exercise and termination histories are considered separately for valuation purposes. The risk-free rates for the periods corresponding to the expected terms of the options are based on U.S. Treasury rates in effect on the dates of grant.

	March 31,	March 31,
	2008	2007
Expected volatility	n/a	31.6%
Expected dividend yield	n/a	0.0%
Expected term	n/a	5.0 years
Risk-free rate	n/a	4.4%
          The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 was $15.59. The total intrinsic value of options exercised during the three months ended March 31, 2007 was approximately $470,000. There were no options exercised during the three months ended March 31, 2008.
          A summary of restricted stock activity under the Plan for the three months ended March 31, 2008 is presented below:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Nonvested, January 1, 2008	100,152	$44.26
Granted	197,470	6.26
Vested	31,902	42.81
Cancelled	641	46.02

Nonvested, March 31, 2008	265,079	16.12

          The fair value of restricted stock is determined based on the closing price of the Company’s shares on the grant date. The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2008 and 2007 was $6.26 and $44.79, respectively.
          As of March 31, 2008, there was $4.1 million of total unrecognized compensation expense related to nonvested stock options and restricted stock granted under the Plan. That expense is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of stock options and restricted stock vested during the three months ended March 31, 2008 and 2007 was $1.4 million and $1.5 million, respectively.
          The Company issues new shares upon exercise of stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes our consolidated financial condition, changes in financial position, and results of operations for the three months ended March 31, 2008 and 2007. This discussion supplements Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2007, and should be read in conjunction with the interim financial statements and notes contained herein.
          Certain of the statements contained herein, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, regulatory, operational and legislative developments. These forward-looking statements are subject to change, uncertainty and circumstances that are, in many instances, beyond our control and have been made based upon our current expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us depending on the outcome of a number of factors, including our ability to enhance our capital resources, our ability to consummate the proposed transactions with Lightyear Capital, the possibility of general economic and business conditions that are different than anticipated, legislative, regulatory, rating agency and other similar developments, changes in interest rates, the housing market, the mortgage industry and the stock market, and stronger than anticipated competitive activity, as well as the risks and uncertainties described in Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2007, under the “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” with respect to forward-looking statements contained herein., and in other reports and statements that we file with the Securities and Exchange Commission. Forward-looking statements are based upon our current expectations and beliefs concerning future events and we undertake no obligation to update or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made.
Overview
          Through our U.S. subsidiaries, we provide Primary and Modified Pool mortgage guaranty insurance coverage to residential mortgage lenders and investors as a credit-enhancement vehicle. We classify insurance as Primary when we are in the first loss position and the loan-to-value amount, or LTV, is 80% or greater when the loan is first insured. We classify all other insurance as Modified Pool. The majority of our Primary insurance is delivered through the flow channel, which is defined as loans originated by lenders and submitted to us on a loan-by-loan basis. We have also historically provided mortgage insurance to lenders and investors who seek additional default protection (typically secondary coverage or on loans for which the individual borrower has greater than 20% equity), capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. These transactions are referred to as our structured bulk channel business. Those individual loans in the structured bulk channel in which we are in the first loss position and the LTV ratio is greater than 80% are classified as Primary. All of our Modified Pool insurance is delivered through the structured bulk channel. We do not expect any further production of Modified Pool or Primary bulk business from the structured bulk channel. Our Canadian subsidiary was formed in 2007 for the express purpose of exploring the opportunities of providing mortgage insurance in Canada, but did not write any business and incurred only start-up expenses through the first quarter of 2008. In the first quarter of 2008, we made the decision to discontinue our Canadian efforts and recorded a $2 million charge to record severance, lease commitments and impairment of fixed assets.
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
          Our expenses consist primarily of (a) amounts paid on claims submitted, (b) changes in reserves for estimated future claim payments on loans that are currently in default, (c) general and administrative costs of acquiring new business and servicing existing policies, (d) other general business expenses, (e) interest expense on long-term debt and any other borrowed funds, and (f) income taxes.
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
          For a more detailed description of our industry and operations, refer to Item 1, “Business” in our annual report on Form 10-K for the year ended December 31, 2007.

Current Developments
          On April 1, 2008, we filed our annual report on Form 10-K for the year ended December 31, 2007, which reported that we have been working with a prominent financial advisory firm to pursue alternatives for enhancing our capital. We disclosed that despite our efforts, we had been unsuccessful in raising capital. We further disclosed that the proposals that we were then considering all involved structures under which Triad would implement a voluntary “run-off” plan and a newly formed mortgage insurer would acquire the rights to our information system technology and hire a significant portion of Triad’s employees.
          On May 2, 2008, we announced that we had entered into an exclusive arrangement with Lightyear Capital LLC, a New York-based private equity firm focused on financial services, to negotiate definitive agreements that would result in the creation of a new monoline private mortgage insurance company. It is currently envisioned that if this transaction is consummated, this new company would provide various forms of administrative and financial support to Triad Guaranty. Lightyear would be the lead investor and Triad Guaranty initially would not have any ownership interest in the new company. In addition, we announced that we currently expect to complete negotiations with Lightyear and execute the definitive agreements in four to six weeks. Execution of the agreements is subject to a number of conditions, including the approval of Lightyear’s investment committee and our board of directors. Assuming execution of the definitive agreements occurs in May 2008, the transaction is currently expected to close in the third quarter of 2008 and be subject to customary closing conditions, including receipt of all necessary approvals. Although final details of the transactions with Lightyear Capital are still being negotiated, it is currently expected that Lightyear Capital and its investor group would invest up to $400 million in the new Illinois-domiciled private mortgage insurance company with Lightyear Capital expected to commit up to $200 million of this amount. At closing, it is currently expected that certain members of Triad’s current management and many of its employees would join the new company, which would also purchase certain assets and the right to use certain systems and technologies of Triad. Triad Guaranty Insurance Corporation would eventually enter into voluntary run-off, with the new company providing various forms of administrative and financial support to facilitate the run-off plan.
          Immediately after our annual report on Form 10-K was filed, Triad’s financial strength rating was downgraded to “BBB-” by Fitch Ratings (“Fitch”), to “Baa3” by Moody’s Investors Service (“Moody’s”), and to “BBB” by Standard and Poor’s Ratings Services (“S&P”). Subsequently, Fitch further downgraded Triad’s financial strength rating to “BB”. All of our ratings are on “credit watch” with a negative outlook or implication. Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase high LTV mortgages or mortgage-backed securities containing high LTV mortgages unless the insurer issuing MI coverage has a financial strength rating of at least “AA-” by S&P or Fitch or a rating of at least “Aa3” from Moody’s. As discussed in our annual report on Form 10-K, Fannie Mae and Freddie Mac have indicated that they will require a mortgage insurer which is downgraded below “AA-” to submit a complete remediation plan within 30 days for Fannie Mae and within 90 days for Freddie Mac. Triad has asked the GSEs to continue to purchase or guarantee high LTV mortgage loans insured by Triad pending submission by Triad of a remediation plan and such request has been granted. Representatives of Triad and Lightyear have met with the credit rating agencies and the GSEs to outline the terms of the proposed transactions and to provide the GSEs with an opportunity to evaluate the transactions and provide their input.
          Generally, states limit Triad’s statutory risk-to-capital ratio to 25-to-1. As of March 31, 2008, Triad’s risk-to-capital ratio was 27.7-to-1 as compared to 20.5-to-1 at December 31, 2007 and 13.8-to-1 at March 31, 2007. Accordingly, Triad’s risk-to-capital ratio at March 31, 2008 exceeded the maximum generally permitted by insurance regulations and was above that permitted by Illinois insurance law. In general, exceeding the risk-to-capital ratio limit prohibits a mortgage insurer from continuing to write new business.
          Representatives of Triad and Lightyear Capital have met with representatives of the Illinois Division of Insurance to outline the proposed transactions, to gain a thorough understanding of all regulatory requirements associated with the proposed transactions and to seek support from the Illinois Division of Insurance for Triad’s continued ability to write new mortgage insurance policies pending completion of the transactions and for expedited licensure of the new mortgage insurance company. As a result of these discussions, we currently continue to write new business.
          Other individual states in which we are licensed to write mortgage insurance have inquired about our risk-to-capital ratio and some have begun action to prohibit our writing of new business. We plan to work with the individual states to attempt to allow an orderly transition of business from Triad to the new insurance company, if formed.
          Certain lenders, including five of our top ten customers representing approximately 32% of our production during the first quarter of 2008, have notified Triad of their intention to cease doing new business with Triad. This is primarily due to the recent downgrades by the rating agencies and disclosures provided in Triad’s 2007 Form 10-K regarding Triad’s inability to raise capital and the possibility that Triad would implement a voluntary “run-off” plan.
          As of the date of filing of this quarterly report on Form 10-Q, no definitive agreements have been reached with Lightyear Capital or any other party regarding any of these proposed transactions and no assurance can be given that our negotiations with Lightyear Capital will be successful. Even if we complete these negotiations and execute related definitive agreements, the terms of such agreements are not certain and could differ materially from the terms generally outlined above. In addition, we do not expect that Triad Guaranty Inc. or its stockholders would initially have any ownership interest in the new mortgage insurer to be formed as a part of the proposed transactions or have any opportunity to share in the potential financial returns available from insurance written by the proposed new insurance company. Moreover, completion of these transactions will require support of the GSEs, Illinois Division of Insurance, rating agencies, other states and other third parties, none of which is assured. If for any reason we are unable to complete the proposed transactions with Lightyear Capital, unless an alternative transaction becomes available, we expect that we will be required to cease writing new mortgage insurance and will place Triad Guaranty Insurance Corporation in voluntary run-off.
          We maintain a $95 million Excess-of-Loss reinsurance contract that attaches when the risk-to-capital ratio exceeds 25-to-1 and the combined ratio exceeds 100%. During the first quarter of 2008, we anticipated that the attachment points would be reached and notified the carrier accordingly. Once the attachment point is breached, the treaty terminates on a run-off basis for a ten year period. During the ten year period, following a one time deductible of $25 million, the carrier is responsible for all losses each quarter that are in excess of the 100% combined ratio. The carrier remains liable until the policy limits are reached. During the ten year run-off period, terms of the contract require a premium payment to the carrier in an amount equal to $2 million per year. In April 2008, the carrier informed us that, in its opinion, we had not complied with unspecified covenants in the reinsurance agreement and provided notice of termination of the agreement. We have notified the carrier that we dispute the carrier’s claim, including the carrier’s alleged termination of the reinsurance agreement and have demanded arbitration as provided under the agreement. We believe that the carrier’s claims are without merit and we plan to contest such claims vigorously. We have not recorded any ceded reserves or any recoverable from the carrier under the agreement in our first quarter financial statements.

Consolidated Results of Operations
          Following is selected financial information for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(dollars in thousands, except			%
per share data)	2008	2007	Change
Earned premiums	$72,065	$63,949	13%
Net losses and loss adjustment expenses	221,259	32,581	579
Net (loss) income	(150,014)	17,322	(966)
Diluted (loss) earnings per share	$(10.09)	$1.16	(970)
          A substantial increase in the reserve for losses and loss adjustment expenses, or LAE, in the first quarter of 2008 was primarily responsible for our net loss reported for the three months ended March 31, 2008. The increase in the reserves was driven by the growth in the number of reported loans in default and the composition of those defaults. Additionally, we recorded a net premium deficiency in our results of operations in the first quarter reflecting our estimate of the present value of the embedded future loss in our remaining portfolio that exceeds our recorded net reserves at quarter end. A premium deficiency reserve of $96.1 million was established, which was partially offset by the establishment of a reinsurance recoverable of $81.1 million. Additionally, and as part of the premium deficiency computation, all existing DAC as of March 31, 2008 was written off, which amounted to a $34.8 million pre-tax charge-off. See “Update on Critical Accounting Policies and Estimates — Premium Deficiency” for discussion of the details of the computation and sensitivity surrounding the computation.
          The increase in reserve for losses and LAE is primarily attributable to an increase in the number of loans in default and the changing characteristics of the default inventory, with new defaults having substantially higher average risk per loan than a year ago. The growth in defaults and, more particularly, the risk in default, are primarily attributable to certain segments of our business including: (i) California, Florida, Arizona and Nevada (which we refer to collectively as distressed markets), (ii) the adverse development of the 2006 and 2007 books of business, (iii) our Primary bulk business written in 2007, which is showing a significant amount of early payment defaults and has a significant amount of high LTV loans, and (iv) our recent Modified Pool business, which also has exhibited a significant amount of early payment defaults. At March 31, 2008, distressed markets accounted for 32% of the total risk in force but represented 54% of both the risk in default and reserves. At March 31, 2007, distressed markets accounted for 32% of the total risk in force, but represented only 24% of the risk in default and 19% of reserves. These distressed markets contributed $127 million, or 67.7%, of the total reserve increase experienced in the first quarter of 2008, compared to $7.7 million, or 53.8%, of the total reserve increase experienced in the first quarter of 2007.
          Net losses and LAE for the quarter ended March 31, 2008 increased $188.7 million compared to the first quarter of 2007. We increased our loss and LAE reserves by $187.8 million during the 2008 first quarter, primarily as a result of a 32% increase in the number of loans in default (excluding those in structured transactions with deductibles) and a 42% increase in the risk in default on those loans. In addition to the substantial increase in reserves, we also experienced substantial growth in paid losses in terms of both total dollars and the average paid loss severity. Paid losses of $40.1 million for the first quarter of 2008 were up $22.4 million, or 126%, as compared to the first quarter of 2007. Average paid loss severity was $47,000 during the quarter ended March 31, 2008, compared to $30,600 during the 2007 first quarter. The increase in average paid severity is primarily the result of a higher percentage of claims from the more recent vintage years, which reflect larger loan balances, and a decline in our ability to mitigate losses.

          Earned premiums for the first quarter of 2008 increased to $72.1 million from $63.9 million for the first quarter of 2007, principally due to growth in insurance in force. Total insurance in force grew by $6.2 billion, or 10.0%, as a result of total new insurance written, or NIW, of $17.2 billion and a 12-month persistency rate of 83.9% at March 31, 2008. Earned premiums decreased slightly from the fourth quarter level as new production declined considerably from previous levels.
          As described above, in addition to the $4.6 million of normal amortization of DAC, we wrote off the remaining DAC asset balance of $34.8 million due to the premium deficiency. Other operating expenses for the first quarter of 2008 increased slightly over the same quarter one year earlier due to organizational changes, expenses related to our efforts to raise capital and costs associated with our decision to discontinue our Canadian efforts.
          The change in diluted (loss) earnings per share for 2008 from 2007 was consistent with the change in our operating results. The denominator used in calculating diluted loss per share for the 2008 first quarter shown above excludes unvested restricted stock, which is required when a loss from operations is being reported or the result would otherwise be anti-dilutive. Realized investment gains (losses), net of taxes, decreased diluted loss per share in the first quarter of 2008 by $0.12 and increased diluted earnings per share in the 2007 first quarter by $0.03. Diluted realized gains and losses per share is a non-GAAP measure. We believe this is relevant and useful information to investors because, except for write-downs on other-than-temporarily impaired securities, it shows the effect that our discretionary sales of investments had on results of operations.
          We describe our results of operations in greater detail in the discussion that follows. The information is presented in four categories: Production; Insurance and Risk In Force; Revenues; and Losses and Expenses.
     Production
          A summary of NIW or production for the first quarter of 2008 and 2007 broken out between Primary and Modified Pool follows:

	Three Months Ended
	March 31,
(dollars in millions)	2008	2007	% Change
Primary insurance written:
Flow	$1,913	$4,372	(56)%
Structured bulk	—	1,327	(100)

Total Primary insurance written	$1,913	$5,699	(66)
Modified Pool insurance written	—	1,925	(100)

Total insurance written	$1,913	$7,624	(75)%

          Total NIW decreased significantly during the 2008 first quarter compared to the same quarter one year ago. For the third consecutive quarter, we wrote no Modified Pool business and reduced sequential volume from the flow channel. The principal reasons for our decrease in NIW from the first quarter of last year include, among others:
•
American Home Mortgage Corp. (“AHM”) was our largest customer in the first quarter of 2007, contributing $1.7 billion, or 38 % of our total Primary flow NIW. AHM filed for protection under Chapter 11 of the U.S. Bankruptcy Code during the third quarter of 2007 and, as a result, AHM is not originating any mortgages.

•
Bulk insurance is a term that describes Primary and Modified Pool mortgage insurance written for a group of loans that is generally securitized in the secondary market. Mortgage insurance provides loss protection to the issuer and thus increases the credit rating and pricing of the securitization. We had no structured bulk production in either Primary or Modified Pool in the first quarter of 2008 and we do not expect any further structured bulk production in the future.

•
At December 31, 2007, our risk to capital ratio was 20.5-to-1. The maximum risk to capital ratio permitted by most states is generally 25.0-to-1. Our risk to capital ratio has increased over the last seven quarters, partially as the result of operating losses experienced in the last three quarters. In order to manage our risk to capital ratio in this environment, we were carefully monitoring the writing of new business and allocating our capital against what we believe to be the most promising opportunities. The effect of this was to limit the writing of new business in an attempt to decrease the risk in force. While production was limited and actual risk in force dropped during the first quarter of 2008, additional operating losses resulted in a risk to capital ratio of 27.7-to-1 at March 31, 2008.

•	During the first quarter of 2007, we wrote approximately $600 million of NIW in connection with a special lender-paid program that was not repeated in 2008.

•
At December 31, 2007, our exposure to loans with LTVs of greater than 95% represented 32.6% of Primary NIW. We are reducing the risk in our portfolio through tightened underwriting guidelines and are limiting our exposure to loans with LTVs of greater than 95%. As a result, loans with an LTV greater than 95% represented 9.6% of Primary NIW during the first quarter of 2008.

          As noted earlier, in April 2008 all three of the rating agencies downgraded Triad to a level that required exceptions from the GSEs that would enable us to continue writing new business, and Triad and Lightyear Capital are currently in discussions with each GSE. Currently, the GSEs continue to accept business written by Triad.
          As discussed earlier in this section, Triad’s ability to continue to write NIW is dependent on actions on both the part of the Illinois Division of Insurance, the GSEs, other states and other third parties. Furthermore, certain lenders, including five of our top ten customers during the first quarter of 2008, have notified Triad of their intention to cease doing new business with Triad. Other customers may reduce or eliminate the amount of mortgage insurance that they historically have placed with Triad as a result of our financial condition or other considerations. There can be no assurances that we can continue to write new business.

          The following table provides estimates of our national market share of net NIW, using industry definitions, through our flow and structured bulk channels based on information available from Mortgage Insurance Companies of America (“MICA”) and other public sources for the three months ended March 31, 2008 and 2007:
Market Share by Channel

	Three Months Ended
	March 31,
	2008	2007
Flow channel	2.7%	9.0%
Structured bulk channel	0.0%	13.0%
Total	2.7%	10.3%
          Our total market share decreased in the first quarter of 2008 due to the reasons stated above.
          We have defined Alt-A as individual loans having FICO scores greater than 619 and that have been underwritten with reduced or no documentation. We have defined A Minus loans as those having FICO scores greater than 574, but less than 620. We have defined Sub Prime loans as those with credit scores less than 575. We have experienced a higher default rate on non-prime business than on prime business and we expect that trend to continue. The following table summarizes the credit quality characteristics of our Primary NIW during the first quarter of 2008 and 2007:
Credit Quality of Primary NIW

	Three Months Ended
	March 31,
	2008	2007
Prime	96.0%	56.6%
Alt-A	2.4%	41.4%
A-Minus	1.5%	1.7%
Sub Prime	0.1%	0.3%

Total	100.0%	100.0%

          There has also been a significant movement to fixed rate loans in the marketplace since the first quarter of 2007. The following table summarizes the loan type characteristics of our Primary NIW during the first quarter of 2008 and 2007 and reflects the decline in ARMs, especially ARMs subject to potential negative amortization:
Loan Type of Primary NIW

	Three Months Ended
	March 31,
	2008	2007
Fixed	89.0%	46.6%
ARM (positive amortization)	10.8%	24.2%
ARM (potential negative amortization)	0.2%	29.2%

Total	100.0%	100.0%

          Another risk characteristic that we consider in our underwriting guidelines is the LTV of the loan. The following table summarizes the percentage of our Primary production by LTV during the first quarter of 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Greater than 95%	9.6%	26.2%
90.01% to 95.00%	29.1%	23.8%
90.00% and below	61.3%	50.0%

Total	100.0%	100.0%

Insurance and Risk in Force
          The following table provides detail on our direct insurance in force at March 31, 2008 and 2007:

	March 31,
(dollars in millions)	2008	2007	% Change
Primary insurance:
Flow primary insurance	$42,086	$35,366	19%
Structured bulk insurance	4,374	2,616	67

Total Primary insurance	46,460	37,982	22

Modified pool insurance	21,187	23,507	(10)

Total insurance	$67,647	$61,489	10%

          Our Primary insurance in force at March 31, 2008 grew from March 31, 2007 due to a significant amount of production in the last three quarters of 2007 and improving persistency rates. Primary insurance persistency improved to 83.3% at March 31, 2008 compared to 77.0% at March 31, 2007. Modified Pool insurance in force decreased during the same period of time due to limited production. Limiting this decline was an improvement in Modified Pool insurance persistency to 84.9% at March 31, 2008 from 78.2% one year prior. We currently anticipate that persistency rates will continue near current levels throughout the remainder of 2008 due to current housing market weakness and general lack of mortgage credit available in the marketplace. However, persistency could be adversely affected if interest rates decline significantly and the housing and mortgage markets begin to improve. Furthermore, if persistency were to decline, the decline may be concentrated in areas experiencing economic expansion and home price appreciation, but may not decrease or may not decrease to the same degree in areas experiencing economic contraction and declining home prices. As a result, our remaining insurance in force would be more heavily concentrated in areas experiencing economic contraction and declining home prices, resulting in increased risk and the possibility of higher defaults.
          The following tables provide information on selected risk characteristics of our business based on risk in force at March 31, 2008 and 2007. Risk in force is the total amount of coverage for which we are at risk under our certificates of insurance. Of the risk factors addressed in the table, the following is a list of what we believe are important indicators of increased risk:
•	The percentage of business defined as non-prime credit quality;

•	The percentage of Alt-A business;

•	The percentage of business with an LTV greater than 95%;

•	The percentage of interest only loans and ARMs with potential negative amortization;

•	The percentage of condominium property types;

•	The percentage of non-primary residence occupancy status;

•	The percentage of loans in excess of $250,000;

•	The concentration of risk in distressed market states; and

•	The presence of multiple risk factors on a single insured loan.

Risk in Force (1)

	Primary		Modified Pool
	March, 31		March, 31
(dollars in millions)	2008	2007	2008	2007
Direct Risk in Force	$12,126	$9,781	$903	$933
Net Risk In Force	11,141	8,937	795	819

Credit Quality:
Prime	75.2%	76.3%	27.8%	29.9%
Alt-A	21.2	20.0	71.4	69.2
A-Minus	3.1	3.2	0.7	0.8
Sub Prime	0.5	0.5	0.1	0.1

Total	100.0%	100.0%	100.0%	100.0%

LTV:
Greater than 95%	25.3%	19.4%	—%	—%
90.01% to 95.00%	32.6	74.4	0.3	1.0
90.00% and below	42.1	6.2	99.7	99.0

Total	100.0%	100.0%	100.0%	100.0%

Loan Type:
Fixed	65.5%	64.4%	26.1%	28.2%
Interest Only	10.6	7.4	23.4	23.0
ARM (amortizing) fixed period 5 years or greater	9.1	11.0	31.5	32.5
ARM (amortizing) fixed period less than 5 years	2.3	3.6	5.8	4.3
ARM (potential negative amortization)	12.5	13.6	13.2	12.0

Total	100.0%	100.0%	100.0%	100.0%

Property Type:
Condominium	10.5%	10.1%	9.5%	8.9%
Other (principally single-family detached)	89.5	89.9	90.5	91.1

Total	100.0%	100.0%	100.0%	100.0%

Occupancy Status:
Primary residence	87.7%	88.1%	88.1%	73.8%
Secondary home	7.9	7.7	7.7	6.1
Non-owner occupied	4.4	4.2	4.2	20.1

Total	100.0%	100.0%	100.0%	100.0%

Mortgage Amount:
$0 - $50,000	0.9%	1.1%	0.5%	0.5%
$51,000 - $100,000	9.5	11.7	5.3	5.6
$100,001 - $250,000	51.8	54.6	45.5	46.4
$250,001 - $500,000	31.9	27.2	42.2	41.5
Over $500,000	5.9	5.4	6.5	6.0

Total	100.0%	100.0%	100.0%	100.0%

Market Status:
Distressed market states (AZ, CA, FL, NV)	27.1%	25.0%	48.3%	46.2%
Non-distressed market states	72.9	75.0	51.7	53.8

Total	100.0%	100.0%	100.0%	100.0%

(1)	Percentages represent distribution of direct risk in force on a per policy basis and do not account for applicable stop-loss amounts or deductibles on Modified Pool.
          The above table reflects that certain indicators of increased risk continue to grow as a percentage of our risk in force. While we have limited our exposure to certain sectors in the marketplace such as sub prime and second mortgages, our portfolio contains significant exposure to Alt-A loans as well as loans with the potential for negative amortization (“PNAMs”). An inherent risk in a PNAM loan is the scheduled milestone in which the borrower must begin making amortizing payments. These payments can be substantially greater than the minimum payments required before the milestone is met. While most of these PNAMs have interest rates that will reset on an annual basis, these loans do not have scheduled payment increases until later years, so the borrower has not been required to make an increased payment or to refinance, adding uncertainty and potential risk to this product. As a group, the Alt-A loans and the PNAM loans have performed worse than the remaining prime fixed rate loans through March 31, 2008. Our prime fixed rate loans, while performing better than our non-prime loans, have also developed adversely compared to historical trends over the past two quarters. We also have experienced a significant increase in the size of the mortgages for which we are providing coverage. As noted above, loans greater than $250,000 make up an increasing percentage of our risk in force. In addition, the increase in loans with LTVs greater than 95%, which historically produced higher default rates, has increased our risk.
          Due to the significant growth in our production in 2006 and 2007 and the amount of refinancing that took place in 2002 through 2005, our insurance portfolio is relatively unseasoned, having a weighted average life of 2.70 years at March 31, 2008, 2.50 years at December 31, 2007 and 2.25 years at March 31, 2007. The following table shows direct risk in force as of March 31, 2008 by year of loan origination.

	Primary		Modified Pool *
	March 31, 2008		March 31, 2008
	Direct Risk		Direct Risk
(dollars in millions)	in Force	Percent	in Force	Percent
2002 and before	$618.4	5.1%	$38.2	4.8%
2003	1,115.6	9.2	110.5	13.9
2004	1,067.1	8.8	127.2	16.0
2005	1,564.2	12.9	220.2	27.7
2006	2,619.2	21.6	267.9	33.7
2007	4,765.4	39.3	31.0	3.9
2008	375.9	3.1	—	—

Total	$12,125.8	100.0%	$795.0	100.0%

*	For Modified Pool, the Direct Risk in Force is calculated utilizing the particular stop-loss limits and deductibles within each specific structure
          We also offer mortgage insurance structures designed to allow lenders to share in the risks of such insurance. One such structure is our captive reinsurance program under which reinsurance companies that are affiliates of the lenders assume a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. Under the captive reinsurance program, the risk held by the captive is supported by assets held in trust with Triad as the beneficiary. At March 31, 2008, we had $225 million in captive reinsurance trust balances supporting the risk transferred to captives, helping to limit our future loss exposure. Approximately 59% of our Primary flow insurance in force at March 31, 2008 was subject to these captive arrangements compared to approximately 58% at March 31, 2007.
          During the first quarter of 2008, 77.1% of our NIW subject to captive reinsurance had a premium cede rate greater than 25%. In February 2008, Freddie Mac and Fannie Mae each separately announced that it was temporarily changing its private mortgage insurer eligibility requirements so that approved mortgage insurers may not cede new risk if the premium ceded to captive reinsurers is greater than 25%. This change is effective on or after June 1, 2008 and will only affect business written after that date.

     Revenues
          A summary of the significant individual components of our revenue for the first quarter of 2008 and 2007 follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007	% Change
Direct premium written	$89,386	$78,408	14%
Ceded premium written	(15,995)	(12,701)	26

Net premium written	73,391	65,707	12
Change in unearned premiums	(1,326)	(1,758)	(25)

Earned premiums	$72,065	$63,949	13%

Net investment income	$9,546	$7,349	30%

Total revenues	$84,316	$72,061	17%
          We experienced growth in earned premiums in the first quarter of 2008 due to growth in direct premiums written. Direct premium written is comprised of premiums written for both Primary and Modified Pool business and includes both renewal premium and first year premium. Our direct premium written for the first quarter of 2008 compared to the same quarter a year ago grew as a result of an increase in insurance in force. Insurance in force at March 31, 2008 increased 10% compared to March 31, 2007. This increase was comprised of a 22% increase in Primary insurance in force and a 10% decrease in Modified Pool insurance in force. Overall annual persistency was 83.9% at March 31, 2008 compared to 77.5% at March 31, 2007. Increased persistency generally has a positive effect on insurance in force.
          Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captives as well as non-captive reinsurance companies. Ceded premium written increased 26% over the first quarter of 2007 due to the increase in both the insurance in force and the percentage of insurance in force subject to captive reinsurance.
          The difference between net written premiums and earned premiums is the change in the unearned premium reserve, which is established primarily on premiums received on annual and single payment plans. Our unearned premium liability increased $3.9 million during the 12 months ending March 31, 2008, primarily due to our introduction of a single premium product during the second half of 2007 and continuing into 2008.
          Net investment income grew during the first quarter of 2008, primarily due to the growth in average invested assets, partially offset by declines in portfolio yields. During the first quarter of 2008, the increase in investment income was also enhanced by the investment of the entire $80 million that had been drawn down from our credit facility. The $80 million borrowing under the credit facility was repaid on March 31, 2008 so the interest income earned on those funds will not continue going forward. Average invested assets at cost or amortized cost grew by 22.5% during the past year as a result of the investment of positive cash flows from operations and the aforementioned $80 million funds from the credit facility. Our investment portfolio tax-equivalent yield was 6.48% and 6.61% at March 31, 2008 and 2007, respectively. We anticipate a continuing decline in the overall portfolio tax-equivalent yield as current interest rates remain below our average portfolio rate. For a further discussion, see “Investment Portfolio.”

          Net realized investment gains (losses), except for write-downs on other-than-temporarily impaired securities, are the result of our discretionary dispositions of investment securities in the context of our overall portfolio management strategies and are likely to vary significantly from period to period. We did not have any other-than-temporarily impaired investments at March 31, 2008 or March 31, 2007. See “Investment Portfolio — Realized Gains (Losses) and Impairments” below.
     Losses and Expenses
          A summary of the individual components of losses and expenses for the three months ended March 31, 2008 and 2007 follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007	% Change
Net losses and loss adjustment expenses	$221,259	$32,581	579%
Net change in premium deficiency	15,000	—	100
Policy acquisition costs	39,416	4,624	752
Other operating expenses (net of acquisition	14,105	10,330	37
costs deferred)
Loss ratio	307.0%	50.9%	503
Expense ratio	25.5%	22.8%	12
Combined ratio	332.5%	73.7%	351
          Net losses and LAE are comprised of both paid losses and the increase in the loss and LAE reserve during the period. Net losses and LAE for the 2008 first quarter increased significantly over the same quarter of 2007 primarily due to significant increases in the reserve. The reserve increase reflects both a significant increase in the number of loans in default and an increase in the average risk per default at March 31, 2008 compared to one year ago. We increased the frequency and severity factors utilized in the calculation of the reserve during the past year, although not specifically in the first quarter of 2008, to reflect the significant changes in the housing marketplace and economy which also impacted the size of the reserve increase. The distressed markets continue to experience declining home prices and increasing default rates at a faster pace than other states. These distressed markets contributed 67.7% of our total reserve increase in the quarter ended March 31, 2008.
          The above schedule includes the accounts in which the impact of the premium deficiency computation was recorded. In the first period in which a premium deficiency is necessary, the effect is recorded in both a write-off of policy acquisition costs and in a net change in the premium deficiency reserve. After the initial period, all changes will be recorded in the change in the premium deficiency reserve. We wrote off the remaining DAC at March 31, 2008 of $34.8 million, recognizing that there was insufficient estimated future profits embedded in the remaining insurance in force to support the DAC asset. Due to the anticipated plan to enter into voluntary run-off, we do not anticipate the capitalization of any future acquisition costs and will expense those as incurred. Additionally, we recorded a net change in premium deficiency of $15.0 million, which was comprised of a $96.1 million premium deficiency reserve partially offset by $81.1 million recoverable from captive reinsurance companies.
          We experienced a significant increase in the amount of paid claims in the first quarter of 2008 as both the number of claims and the average severity of the paid claims increased. Other operating expenses increased in the first quarter of 2008 over the same quarter in 2007, reflecting the growth of our insurance in force as well as several key initiatives that have taken place during the past quarter. The discussion below provides more detail on both losses and expenses.
          The following table provides detail on paid claims and the average severity for our Primary and Modified Pool insurance for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007	% Change
Paid claims:
Primary insurance	$29,235	$16,447	77.8%
Modified Pool insurance	10,852	1,281	747.2

Total	$40,087	$17,728	126.1%

Number of claims paid:
Primary insurance	686	526	30.4%
Modified Pool insurance	167	54	209.3

Total	853	580	47.1%

          The amount of paid claims increased 126.1% in the 2008 first quarter compared to the first quarter of 2007, while the number of claims paid increased 47.1% over the same time period. The difference in the growth rates is due to a 53.6% increase in the average severity on claims paid from $30,600 in the first quarter of 2007 to $47,000 during the first quarter of 2008. The increase in the average severity is reflective of (i) the development of the more recent vintage years, specifically the 2005, 2006 and 2007 vintage years, which have significantly higher average loan sizes than previous books, (ii) an increase in paid claims relating to loans originated in the distressed markets, which have significantly higher average loan sizes in general than other states, and (iii) a reduced ability to mitigate claims.
          The following table reflects the average loan size and risk in force per policy by vintage year. As each of the more recent vintage years season and enter the period of peak defaults, the amount of risk per default and, ultimately, the amount of paid claims as well as the average paid claim are expected to increase. The decline in home prices has limited our ability to mitigate losses, which has also contributed to the growth in paid claim severity. Furthermore, the 2006 and 2007 books are exhibiting adverse development patterns and thus are expected to affect the amount of paid claims and the average paid claim earlier than what we have experienced historically.

	Primary		Modified Pool
	Average	Average	Average	Average
	Loan Size	Insured Risk	Loan Size	Insured Risk
Vintage Year
2002 and Prior	$105,490	$26,750	$79,685	$25,798
2003	118,838	28,565	145,256	42,868
2004	131,975	34,977	149,257	44,296
2005	156,610	40,860	178,140	57,977
2006	207,428	53,581	260,899	69,470
2007	208,158	56,300	271,697	79,398
2008	207,173	48,707	—	—

Overall Average	$170,625	$44,533	$208,283	$60,895
          The increase in average paid severity in the first quarter of 2008 was primarily the result of larger loan sizes on the claims paid. Beginning in late 2006, we experienced a reduction in our ability to reduce the severity of our claims paid through our traditional mitigation processes, which was related to weakness in the housing market at that time. Subsequent declines in home prices across almost all markets with significant declines in the distressed markets have significantly impacted our ability to mitigate losses on paid claims. In some cases, properties for which loans have defaulted are sold during the foreclosure process, which generally reduces our loss. When the property does not sell prior to foreclosure, or sells after foreclosure but prior to when the claim is paid, we often pay the full amount of our coverage, which we call a full option settlement. Full option settlements as a percentage of our paid claims have generally increased since the fourth quarter of 2006. During the second half of 2007 and continuing into the first quarter of 2008, the rapid decline in home prices in certain markets coupled with the overall uncertainty in the housing markets on a national basis had a significant negative impact on our ability to mitigate claims and negatively impacted the average severity.
          As illustrated under “Insurance and Risk in Force,” we are insuring a larger percentage of mortgages in excess of $250,000. Claim payments on larger mortgages are greater even if coverage percentages remain constant. Claim payments on these larger mortgages are reflected by the increase in average severity during the first quarter of 2008. We expect severity will continue to trend upward as the average loan amounts in our portfolio continue to rise. Continued deterioration in the housing market could further reduce our loss mitigation opportunities and also contribute to increased severity in 2008.
          The table below provides the gross cumulative paid loss ratios by certificate year (calculated as direct losses paid divided by direct premiums received, in each case for a particular policy year) that have developed through March 31, 2008 and 2007. The data below excludes the effects of reinsurance.

	Cumulative Paid Loss Ratios
	as of March 31,
Certificate Year	2008	2007
1996	14.5%	14.5%
1997	10.3	10.1
1998	6.8	6.6
1999	9.8	9.7
2000	35.3	35.0
2001	31.3	29.5
2002	32.1	30.3
2003	17.6	14.1
2004	19.1	12.4
2005	27.3	7.0
2006	17.0	0.7
2007	1.6	—
2008	—
          The table above reflects relatively higher cumulative ratios of losses paid to premium received for the 2000 through 2002 policy years at this stage of development. This is due, in part, to a large portion of this business being refinanced in subsequent years and the resulting lower aggregate level of premiums received for these policy years. As discussed in Item 1, “Business” of our annual report on Form 10-K for the year ended December 31, 2007, we generally anticipate making higher claim payments in the second through the fifth years after the loan is originated. The more recent vintage years have developed at a much faster rate from a default and paid claim perspective than the historical trends.
          Net losses and loss adjustment expenses also include the change in reserves for losses and loss adjustment expenses. The following table provides further information about our loss reserves at March 31, 2008, December 31, 2007 and March 31, 2007:

	March 31,	December 31,	March 31,
(dollars in thousands)	2008	2007	2007
Primary insurance:
Reserves for reported defaults	$388,805	$251,316	$75,395
Reserves for defaults incurred but not reported	40,601	40,691	6,521

Total Primary insurance	429,406	292,007	81,916

Modified Pool insurance:
Reserves for reported defaults	102,118	54,876	14,898
Reserves for defaults incurred but not reported	7,275	8,340	753

Total Modified Pool insurance	109,393	63,216	15,651

Reserve for loss adjustment expenses	8,967	4,716	1,154

Total reserves for losses and loss adjustment expenses	$547,766	$359,939	$98,721

          The following table shows the change in reserves for losses and LAE for the three months ended March 31, 2008 and March 31, 2007:

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007	% Change
Net increase in reserve for losses and loss adjustment expenses	$187,827	$14,369	1,207%
          Reacting to the rapidly changing housing markets and the shifting mix in the composition of our defaults, such as the changes in geographic location, size and policy year, we substantially increased reserves in the first quarter of 2008 compared to the same quarter one year ago. The increase in reserves reflects a growing number of loans in default and an increase in the average risk in default. Our reserving model incorporates management’s judgments and assumptions regarding the impact of the current housing and economic environment on the estimate of the ultimate claims we will pay on loans currently in default. In addition, we experienced a general decline in our cure rates on reported defaults during 2007 that has continued into the first quarter of 2008. Accordingly, we increased the frequency factor utilized in our model by approximately 44% in 2007 to reflect these changes. We did not make any significant changes in either frequency or severity during the first quarter of 2008. However, future economic conditions surrounding the housing or mortgage markets could significantly impact the ultimate amount of claims paid.
          As previously discussed, we maintain a $95 million Excess-of-Loss reinsurance contract that is currently in dispute between us and the carrier. See “Current Developments” for a full discussion of the terms of the contract and a summary of the dispute. We have not recorded any ceded reserves or any recoverable from the carrier under the agreement in our first quarter financial statements as of March 31, 2008.
          As the housing and mortgage markets deteriorated during 2007, we regularly reviewed our remaining book of business to determine if the recording of a premium deficiency reserve was necessary. A premium deficiency is required to be recorded if the present value of expected future cash outflows (consisting of projected paid claims, maintenance expenses and LAE) net of the present value of expected cash inflows (consisting of renewal premiums) exceeds the recorded reserves net of any unamortized DAC balance. This computation is prepared on a gross basis, without consideration of reinsurance (either claim recoveries or ceded premium), and a determination is made if a premium deficiency exists. If so, a premium deficiency reserve is established and we then evaluate our captive reinsurance to determine if any of the premium deficiency would be recoverable from reinsurers for which a receivable is established.

We applied the premium deficiency computation to our entire portfolio as a whole, as we expect to enter into voluntary run-off in the future.
          At March 31, 2008, the present value of the expected future cash outflows on a gross basis amounted to $2.1 billion while the present value of the expected future cash inflows, again on a gross basis, amounted to $1.4 billion, resulting in an expected deficit of $663 million on a gross basis. Total reserves, net of recorded DAC, amounted to $532 million, resulting in a premium deficiency of $131 million. The recording of the premium deficiency in the first quarter of 2008 resulted from: (1) reducing the DAC asset to zero ($34.8 million); (2) recording a premium deficiency reserve of $96.1 million; and (3) recording an estimated reinsurance recoverable of $81.1 million. The computation of the premium deficiency requires significant judgments regarding the assumptions utilized in the expected future cash flows. The most significant assumptions utilized are the amount and timing of expected paid claims and the expected persistency of the renewal premiums. The rapidly changing economic landscape could significantly alter the assumptions utilized in the premium deficiency computation going forward, which could introduce a significant amount of positive and negative volatility into the results of this computation. See “Update on Critical Accounting Policies and Estimates” later in this report for a discussion of the sensitivities surrounding this computation.
          Although defaults increased across the board geographically, defaults in the distressed markets increased 621% from March 31, 2007 to March 31, 2008. Defaults related to the remaining states excluding the distressed markets increased 72% from March 31, 2007 to March 31, 2008. Additionally, the higher average loan balance in the distressed market states has resulted in significantly higher reserve per default, all else being equal, compared to the rest of the portfolio. As of March 31, 2008, the reserve per default for distressed market states was $37,800, compared to the reserve per default of $21,300 for the remaining states.
          The following table indicates the growth in both the risk in default in these four distressed market states and reserves attributable to these states at March 31, 2008, December 31, 2007 and March 31, 2007. The reserves related to the distressed market states were 53.8% of total reserves at March 31, 2008, compared to 19.4% at March 31, 2007 despite the fact that risk in force in distressed market states as a percentage of the total risk in force has increased only moderately over those same periods. Additionally, at March 31, 2008, these four states had average loan balances of $249,000 compared to $160,000 for the remainder of the portfolio, which increases the potential adverse impact that further defaults in these distressed markets may have on future growth in risk in default and reserves.

	March 31,	December 31,	March 31,
(dollars in thousands)	2008	2007	2007
Risk In Force:
California	$1,975,148	$1,962,700	$1,641,618
Florida	1,671,297	1,688,314	1,405,476
Arizona	756,417	764,685	613,412
Nevada	406,466	408,752	323,551

Total Distressed Market States	$4,809,327	$4,824,451	$3,984,058

Total Risk in Force	$14,946,401	$15,030,500	$12,643,891

% in Distressed Market States	32.2%	32.1%	31.5%

Risk in Default:
California	$218,072	$130,321	$25,651
Florida	240,365	149,841	25,559
Arizona	58,516	39,095	7,934
Nevada	41,141	27,411	9,397

Total Distressed Market States	$558,094	$346,668	$68,541

Total Risk in Default	$1,039,070	$732,087	$285,620

% in Distressed Market States	53.7%	47.4%	24.0%

Reserves:
California	$116,234	$62,516	$7,207
Florida	126,351	73,055	7,414
Arizona	30,170	18,517	2,280
Nevada	21,771	13,334	2,301

Total Distressed Market States	$294,525	$167,422	$19,201

Total Reserves	$547,766	$359,939	$98,721

% in Distressed Market States	53.8%	46.5%	19.4%
          Our default inventory has shifted and certificates originated during 2006 and 2007 comprise 52.8% of our loans in default, but 66.1% of the risk in default at March 31, 2008. The difference in percentages of loans in default and risk in default reflects the higher loan amounts and a changing mix of our business. To illustrate the impact of the changes in the frequency and severity factors utilized in the reserve model, the following table details the amount of risk in default and the reserve balance as a percentage of risk at March 31, 2008 and 2007.

	March 31,	December 31,	March 31,
(dollars in thousands)	2008	2007	2007
Risk on loans in default excluding loans subject to deductibles	$1,039,070	$732,087	$285,620
Reserves as a percentage of risk in default	52.7%	49.2%	34.6%
          The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.

The following table shows default statistics as of March 31, 2008 and 2007:

	March 31,	December 31,	March 31,
(dollars in thousands)	2008	2007	2007
Total business:
Number of insured loans in force	374,012	378,907	354,037
With deductibles	57,515	59,592	68,597
Without deductibles	316,497	319,315	285,440
Number of loans in default	21,916	16,821	8,998
With deductibles	5,128	4,072	2,176
Without deductibles	16,788	12,749	6,822
Percentage of loans in default (default rate)	5.86%	4.44%	2.54%
Percentage of loans in default excluding deductibles	5.30%	3.99%	2.39%

Primary insurance:
Number of insured loans in force	272,289	273,798	239,326
Number of loans in default	13,322	10,419	5,632
Percentage of loans in default	4.89%	3.81%	2.35%

Modified Pool insurance:
Number of insured loans in force	101,723	105,109	114,711
With deductibles	57,492	59,569	65,155
Without deductibles	44,231	45,540	49,556
Number of loans in default	8,594	6,402	3,366
With deductibles	5,128	4,072	2,176
Without deductibles	3,466	2,330	1,190
Percentage of loans in default	8.45%	6.09%	2.93%
Percentage of loans in default excluding deductibles	7.84%	5.12%	2.40%

Primary Alt-A business (included in above):
Number of insured loans in force	34,786	35,980	28,774
Number of loans in default	4,487	3,102	919
Percentage of loans in default	12.90%	8.62%	3.19%
          We do not provide reserves on Modified Pool defaults with deductibles until the incurred losses for that transaction reach the deductible threshold. At March 31, 2008, 13 structured bulk transactions with deductibles as part of the structure had incurred losses that had exceeded these individual deductible amounts. The reserves recognized in the first quarter of 2008 for these 13 contracts added $24.1 million to reserves at March 31, 2008. Based upon rapid growth in the reported defaults during 2007 and continuing into the first quarter of 2008 and the significant amount of early payment defaults in some of our 2006 and 2007 vintage year structured bulk transactions, we believe that we will continue to provide additional reserves on these and additional structured bulk transactions with deductibles.
          Given the growth of our insurance in force over the previous 12 months and the current state of the mortgage and housing market, we anticipate that our number of loans in default for both Primary and Modified Pool insurance will continue to increase as the largest percentage of our insurance in force reaches its peak claim paying period. We experienced an increase in the number of defaults as of March 31, 2008 of approximately 144% as compared to March 31, 2007. Accordingly, we expect reserves to continue to increase as our business continues to season. We also expect default rates to increase for business that has increased risk characteristics such as Alt-A loans, higher LTV loans and PNAM ARMs. We expect the overall default rate to increase as the business with increased risk characteristics becomes a larger percentage of our insurance in force and as the recent vintage years reach their peak default period. The default rate is also affected by the number of policies in force, which is the denominator in the default rate calculation. The decreased production in the second half of 2007 continuing into the first quarter of 2008 is also expected to result in an increase in the default rate compared to the rate that would result if our 2008 production were consistent with 2007 levels.

          As discussed earlier, we have experienced a faster and more severe increase in both defaults and claims on our 2006 and early 2007 vintage years. As discussed in Item 1, “Business” in our annual report on Form 10-K for the year ended December 31, 2007, generally our master policies provide that we are not liable to pay a claim for loss if the application for insurance regarding the loan in question contains fraudulent information, material omissions or misrepresentations that would increase the risk characteristics of the loan. We are currently reviewing the majority of the claims for losses and early defaults occurring soon after origination, especially with respect to the 2006 and early 2007 vintage years, to determine whether the limitations on our liability contained in our master policies are applicable. Our ability to rescind or deny coverage as described above with respect to certain loans originated by American Home Mortgage, formerly one of our largest customers, is limited, and is the subject of a lawsuit that American Home Mortgage filed against us on November 5, 2007. We expect rescissions or denials of coverage for additional loans originated by American Home Mortgage for similar reasons, which may be the subject of further litigation. Management currently does not expect the American Home Mortgage rescission or denial of coverage litigation to have a material adverse impact on our results of operations or financial condition.
          As part of our overall risk management strategy, we have entered into excess of loss captive reinsurance agreements with several of our lender customers. As detailed in Item 1, “Business” in our annual report on Form 10-K for the year ended December 31, 2007, we retain the first loss position on the first aggregate layer of risk and reinsure the second finite layer with the captive reinsurer with each separate policy year standing on its own. During 2007, for the first time since the establishment of these captives, certain captives exceeded their first loss layer in incurred losses, which resulted in the ceding of reserves related to specific book years. At March 31, 2008, we ceded reserves of $15.9 million to nine different captive reinsurers, all of which are supported by trust balances at the individual captives. At March 31, 2008, actual paid losses exceeded the first layer of only one captive reinsurer. If the current default and paid claim trends continue, we expect other vintage year layers and other captives to reach the attachment points on both incurred losses and paid claims, especially the 2006 and 2007 vintage years that have experienced a higher default rate at a faster pace than we have seen historically.
          DAC amortization of $39.4 million in the first quarter of 2008 reflected $4.6 million of normal amortization and $34.8 million related to the premium deficiency reserve. The DAC asset has been reduced to zero and there will be no further amortization of DAC in the future.
          Other operating expenses for the first three months of 2008 increased over the first three months of 2007 due to increases in insurance in force and the expenses incurred as we explore capital raising opportunities. During the first quarter of 2008, we closed all but two underwriting offices, terminated a number of our sales and underwriting positions, and made adjustments to home office personnel based upon declining production. Additionally, in connection with our decision to cease our Canadian efforts, we recorded a $2 million charge reflecting severance, lease commitments and impairment of fixed assets. The capital raising activities and personnel reductions added approximately $2 million in expenses to the first quarter of 2008.
          Our effective tax rate was 27.5% for the first three months of 2008 compared to 27.3% for the first three months of 2007.
          Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves. As a result of operating losses for 2007, the previously established contingency reserve was released earlier than the scheduled ten years in an amount that offset the operating loss for federal tax reporting purposes. Accordingly, the previously purchased Tax and Loss Bonds associated with the contingency reserve release were redeemed earlier than originally scheduled. We believe that all previously purchased Tax and Loss Bonds will be redeemed during 2008, however we expect to continue to incur operating losses for tax purposes for which we will be unable to record a net benefit. We expect to generate net operating loss carry forwards for federal income tax reporting purposes for which we will be unable to receive any immediate benefit.
Significant Customers
          As described above, our largest customer from the first quarter of 2007 has sought protection under the bankruptcy laws and is no longer writing any new business. We face challenges regarding ongoing business due to the ongoing review by the GSEs related to our recent downgrades by all three rating agencies. Additionally, our risk-to-capital at March 31, 2008 exceeds the 25-to-1 limit generally utilized by most insurance regulators. As of March 31, 2008, we still had a concentration within our top ten customers that represented 75% of our total production.
          Certain lenders, including five of our top ten customers representing approximately 32% of our production during the first quarter of 2008, have notified Triad of their intention to cease doing new business with Triad. This is primarily due to the recent downgrades by the rating agencies and disclosures provided in Triad’s 2007 Form 10-K regarding Triad’s inability to raise capital and the possibility that Triad would implement a voluntary “run -off” plan.
Financial Position
          Total assets declined $21.8 million from December 31, 2007. The decline in total assets reflected the liquidation of assets in connection with the repayment of the $80.0 million line of credit and the write-off of the remaining $34.8 million of DAC in connection with the premium deficiency, offset by the recording of a reinsurance recoverable related to the premium deficiency. Total liabilities increased to $772.6 million at March 31, 2008 from $634.0 million at December 31, 2007. The growth in total liabilities included an increase of $187.8 million in reserves for losses and the establishment of a $96.1 million premium deficiency reserve. These increases were offset by decreases of $80.0 million related to the repayment of the credit facility and a $61.8 million decline in deferred income taxes related to the losses incurred in the first quarter of 2008. This section identifies several items on our balance sheet that are important in the overall understanding of our financial position. These items include deferred policy acquisition costs, prepaid federal income tax and related deferred income taxes, and the premium deficiency reserve. The majority of our assets are in our investment portfolio. A separate Investment Portfolio section follows the Financial Position section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk within the investment portfolio.
     Deferred Policy Acquisition Costs
          We capitalize costs to acquire new business as DAC and recognize these as expenses against future gross profits. In accordance with generally accepted accounting principles, we regularly prepare an analysis to determine if the DAC asset on our balance sheet is recoverable against the future profits in the existing book of business. At March 31, 2008, we determined that the net present value of the estimated future cash flows on the remaining book of business exceeded the recorded reserves (net of the unamortized DAC) which required the establishment of a premium deficiency reserve, which is discussed in more detail below under “Liquidity and Capital Resources - Premium Deficiency.” The actual mechanics of recording the premium deficiency reserve require that we first reduce the DAC balance to zero before recording any additional premium deficiency reserve. Therefore, we wrote down the DAC asset by $34.8 million. We do not expect to capitalize any costs to acquire new business for the remainder of 2008.

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
          Deferred income taxes are provided for the differences in reporting taxable income in the financial statements and on the tax return. The largest cumulative difference is the special contingency reserve deduction for mortgage insurers mentioned above. During the first quarter of 2008, deferred income taxes declined by $79.6 million, primarily the result of the reversal of the contingency reserve mentioned above. The remainder of the deferred tax liability has primarily arisen from book and tax reporting differences related to DAC and unrealized investment gains (losses).
          In years when the taxable income of a mortgage insurer results in a loss before the application of the special contingency reserve, the prior contingency reserve that was established can be reversed earlier than originally scheduled (effectively recognizing as taxable income the prior contingency reserve that had previously been deferred) to offset the current year loss. When the special contingency reserve for tax purposes is reversed earlier than the scheduled years to offset a current year operating loss, the Tax and Loss Bonds can be redeemed earlier than originally scheduled. During the second half of 2007, we reversed $113 million of contingency reserves for tax purposes earlier than originally scheduled and redeemed $51 million of Tax and Loss Bonds related to that reversal. In the first quarter of 2008, we reversed $148.8 million of contingency reserve and redeemed $52.3 million of Tax and Loss Bonds in the second quarter of 2008 related to those first quarter reversals.
          We believe that all previously purchased Tax and Loss Bonds will be redeemed during 2008; but we may continue to generate pre-tax operating losses. If pretax operating losses continue, we will be limited in our ability to recognize the benefit of these losses. If so, any pre-tax operating loss will not be reduced by an anticipated tax benefit and we will not be able to record the corresponding asset.
     Premium Deficiency Reserve
          As previously discussed, we established a premium deficiency reserve of $96.1 million at March 31, 2008. A premium deficiency is recognized when the present value of the estimated future paid losses and expenses, net of the present value of the estimated future renewal premiums, exceeds the existing net reserves. For the purposes of the premium deficiency computation, we assumed a ten year run-off period for each vintage year and utilized a discount rate of 4.6%, approximating the pre-tax investment yield of our investment portfolio.
          Each quarter, we will recalculate the premium deficiency reserve on our remaining insurance in force. The premium deficiency will primarily change from quarter to quarter as a result of two factors. First, it will change as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items will be reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserves will have an effect (either positive or negative) on that period’s results. Second, the premium deficiency will change as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining in force change. Changes to these assumptions will also have an effect on results of the period when the change is made.
Investment Portfolio
     Portfolio Description
          Our strategy for managing our investment portfolio has been to optimize investment returns while preserving capital and liquidity and adhering to regulatory and rating agency requirements. We have been able to generate positive cash flows from operations through 2007; therefore, our strategy has been to invest for the long term and, historically, most of our investments are held until they mature while managing to an evenly laddered duration strategy. However, as we project the payment of claims and expenses to exceed revenues beginning in the latter half of 2008, we are revisiting our current investment strategy and beginning to reposition our investment portfolio to better match expected future cash needs. Our investment portfolio includes primarily fixed income securities, and the majority of these are tax-preferred state and municipal bonds. As we move toward a taxable loss position for income tax reporting, we again are beginning to execute a change to more of a taxable investment strategy. We have established a formal investment policy that describes our overall quality and diversification objectives and limits. Our investment policy and strategies are subject to change depending upon regulatory, economic and market conditions as well as our existing financial condition and operating requirements, including our tax position. We classify our entire investment portfolio as available for sale. This classification allows us the flexibility to dispose of securities in order to meet our investment strategies and operating requirements. All investments are carried on our balance sheet at fair value.
          The following table shows the growth and diversification of our investment portfolio:

	March 31, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent	Amount	Percent
Fixed maturity securities:
U. S. government obligations	$8,010	1.1%	$11,762	1.5%
State and municipal bonds	726,098	95.5%	673,264	85.8%
Corporate bonds	12,271	1.6%	40,605	5.2%
Mortgage-backed bonds	—	0.0%	—	0.0%

Total fixed maturities	746,379	98.2%	725,631	92.5%
Equity securities	1,957	0.3%	2,162	0.3%

Total available-for-sale securities	748,336	98.5%	727,793	92.8%
Other investments	—	0.0%	—	0.0%
Short-term investments	11,737	1.5%	56,746	7.2%

	$760,073	100.0%	$784,539	100.0%

          We seek to provide liquidity in our investment portfolio through cash equivalent investments and through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity and duration in our investment portfolio consistent with our business outlook and the expected timing, direction, and degree of changes in interest rates. The decline in short term investments during the first quarter of 2008 from year end reflects the repayment of the $80 million of borrowed funds under the credit facility coupled with a decline in cash equivalents.

          We also manage risk and liquidity by limiting our exposure on individual securities. The following table shows the ten largest exposures to an individual creditor in our investment portfolio as of March 31, 2008:

	March 31, 2008
	Carrying	% of Total
(dollars in thousands)	Value	Invested Assets
Name of Creditor / Issuer
State of Indiana	$9,095	1.20%
Chicago, O’Hare Airport	8,828	1.16%
State of Alabama	8,501	1.12%
Metropolitan Transit Authority	8,482	1.12%
National Rural Utilities	6,990	0.92%
Charlotte-Mecklenburg Hospital Authority	6,975	0.92%
Atlanta, Georgia Airport	6,689	0.88%
State of Connecticut	6,387	0.84%
Las Vegas, Nevada Water District	6,268	0.82%
State of Illinois	6,186	0.81%
          The following table shows the results of our investment portfolio for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007
Average investments at cost or amortized cost	$763,732	$623,673
Pre-tax net investment income	$9,547	$7,349
Pre-tax yield	1.3%	1.2%
Tax-equivalent yield-to-maturity	6.5%	6.6%
Pre-tax realized investment (losses) gains	$2,703	$761
          The drop in the tax-equivalent yield-to-maturity shown above reflects the investment of our cash flows from operations and reinvestment of proceeds from the maturity or call of higher yielding investments at new money rates, which were and are projected to continue to be lower than that of our overall portfolio yield. The lower investment return is also reflective of holding short-term, highly liquid investments in anticipation of paying off the $80 million of borrowed funds under the credit facility, which we paid off and cancelled as of March 31, 2008. The returns on short-term investments were particularly negatively affected by the Federal Reserves effort to stimulate the economy by lowering interest rates.
     Unrealized Gains and Losses
          The following table summarizes by category our unrealized gains and losses in our securities portfolio at March 31, 2008:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Fixed maturity securities:
U. S. government obligations	$7,774	$235	$—	$8,009
State and municipal bonds	723,559	11,164	(8,623)	726,100
Corporate bonds	11,934	485	(148)	12,271

Subtotal, fixed maturities	743,267	11,884	(8,771)	746,380
Equity securities	2,270	—	(313)	1,957
Short term investments	11,736	—	—	11,736

Total securities	$757,273	$11,884	$(9,084)	$760,073

          These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. Of the gross unrealized losses on fixed maturity securities shown above, approximately $8.4 million related to bonds with a maturity date in excess of ten years. The largest individual unrealized loss on any one security at March 31, 2008 was approximately $0.3 million on a municipal bond with an amortized cost of $3.4 million. Gross unrealized gains and (losses) at March 31, 2007 were $16.8 million and $(1.2) million, respectively.
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

	March 31, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent	Amount	Percent
Fixed Maturities:
U.S. treasury and agency bonds	$8,010	1.1%	$11,762	1.6%
AAA	450,689	60.4	518,769	71.5
AA	203,108	27.2	150,820	20.8
A	63,340	8.5	25,774	3.6
BBB	11,252	1.5	8,738	1.2
BB	1,827	0.2	1,072	0.1
CCC	5,027	0.7	5,591	0.8
CC and lower	—	—	2	0.0
Not rated	3,126	0.4	3,103	0.4

Total fixed maturities	$746,379	100.0%	$725,631	100.0%

Equities:
Preferred stocks:
AA	$820	41.9%	$745	34.5%
A	898	45.9	883	40.8
BBB	239	12.2	534	24.7

	1,957	100.0	2,162	100.0

Common stocks	—	—	—	—

Total equities	$1,957	100.0%	$2,162	100.0%

          Most of the fixed maturity bonds that have credit ratings of “AAA” above are the result of credit enhancements from financial guaranty insurers. Certain of the financial guarantors have recently experienced downgrades and are no longer “AAA” rated. The credit rating of a bond will carry the higher of a financial guarantors credit rating or the credit rating on the bonds underlying credit qualities if such a credit rating exists. In those individual cases where the financial guarantor of a previously enhanced bond was downgraded but the bond could be rated on its underlying credit qualities, the bond was rated individually at March 31, 2008. Those issues that were unable to secure their own ratings received the rating of the downgraded financial guarantor providing the original credit enhancement. Therefore, the decline in the quality of the portfolio was principally driven by the downgrade of the credit enhancement providers more than any significant structural or philosophical change in our investment strategy.
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
          Of the approximate $9.1 million of gross unrealized losses at March 31, 2008, securities with a fair value to cost or amortized cost ratio of less than 90% had a combined unrealized loss of approximately $0.7 million.
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
     Realized Gains (Losses) and Impairments
          Realized gains (losses) include both write-downs of securities with other-than-temporary impairments and gains (losses) from the sales of securities or from foreign currency settlements. In the first quarter of 2008, we repatriated $38.9 million from our Canadian subsidiary as a return of capital, which included a $2.8 million foreign currency gain on the settlement. During the first quarter of 2007, we elected to take gains on certain securities as we liquidated selected debt securities in anticipation of our investment in Canada.

Liquidity and Capital Resources
          On March 31, 2008, Triad repaid the $80 million principal amount that had been previously drawn down on the credit facility. Concurrently, Triad voluntarily terminated the credit agreement and the credit facility, which was originally scheduled to terminate on June 27, 2010. Although we were in compliance with all covenants at the time of termination, we terminated both the credit agreement and the related credit facility in order to avoid the possibility of violating any of the covenants contained in the credit agreement in the future. There were no penalties incurred in connection with the early termination of the credit agreement and credit facility, and we were informed by the Agent that all obligations have been paid and all commitments to lend under the credit agreement were terminated effective March 31, 2008.
          Generally, our sources of operating funds consist of premiums written and investment income. Operating cash flow is generally applied to the payment of claims, interest, expenses and prepaid federal income taxes in the form of Tax and Loss Bond purchases. In the fourth quarter of 2007, the early redemption of Tax and Loss Bonds due to the significant increase in loss reserves provided a source of funds. See “Prepaid Federal Income Taxes and Deferred Income Taxes” for information on the Tax and Loss Bonds. We did not redeem any Tax and Loss Bonds during the first quarter of 2008, but have redeemed $52.3 million as of the date of this filing in the second quarter of 2008 related to the operating loss in the first quarter of 2008. We anticipate the early redemption of Tax and Loss Bonds to continue to be a source of cash in 2008 and we expect that all remaining Tax and Loss Bonds will be redeemed by the end of 2008.
          We generated positive cash flow from operating activities of $25.9 million during the first quarter of 2008 compared to $36.7 million in the first quarter of 2007. The declining cash flow compared to the first quarter of 2007 from operating activities reflects the growth in premiums and investment income received, offset by larger increases in paid losses and operating expenses.
          In the first quarter of 2008, we experienced significant operating losses, primarily the result of an increase in loss reserves of $174.9 million, which did not immediately impact our cash flow. Generally, there is about a 12 to 18 month delay from when reserves are initially established on a default to when a claim is ultimately paid. In the first quarter of 2008, paid losses amounted to $40.1 million; however, we expect paid losses to increase significantly during the remainder of 2008 and into 2009. We anticipate that the majority of this cash outflow requirement related to the payment of claims in 2008 will be met by premiums, investment income, and the early redemption of Tax and Loss Bonds; however, the liquidation of some short-term investments may be required to meet the expected paid loss requirements in 2008. We are currently evaluating the repositioning of our portfolio in an effort to match expected maturities, especially in 2009 and 2010, to anticipated cash shortfalls from operations.
          Positive operating cash flows are invested pending future payments of claims and expenses. We attempt to match the maturities of our invested assets to the anticipated timing of the payments of claims and expenses. Maturities within our fixed income investment portfolio have been structured to provide options to reinvest those funds or have such funds available to meet operating cash needs, such as the payment of claims. At March 31, 2008, maturities scheduled within the next twelve months within our fixed income portfolio amount to $93.8 million. An operating cash flow shortfall, if any, could be funded through sales of short-term investments and other investment portfolio securities. Our business does not routinely require significant capital expenditures other than for enhancements to our computer systems and technological capabilities.
          The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay its parent company. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and that limit the amount of dividends that may be paid without prior approval of the Illinois Division of

Insurance. In addition to these statutory limitations on dividends, Illinois regulations provide that a mortgage guaranty insurer may not declare any dividends except from undivided profits remaining on hand over and above the amount of its policyholder reserve. In the second quarter of 2007, Triad declared and paid a dividend of $30 million to its parent company to partially fund the initial capital required to commence business in Canada. In the fourth quarter of 2007, the parent company made an additional capital contribution of $50 million to Triad that was recorded as additional paid in capital on the books of Triad. There were no capital transactions during the first quarter of 2008.
          Included in policyholders’ surplus of the U.S. insurance subsidiary, Triad, is a “surplus note” of $25 million payable to the registrant, its parent. The surplus note is included as statutory capital for the purpose of the calculation of all regulatory ratio analyses. The accrual of and payment of the interest on the surplus note must be approved by the Illinois Division of Insurance, which has broad discretion to approve or disapprove any such payment. Additionally, specific covenants of Triad’s surplus note prohibit the accrual of or payment of interest on the note if the most recently reported policyholders’ surplus is below the level at the time the note was originated. We did not release the allowable portion of the statutory contingency reserve based on 2007 losses on a quarterly basis, resulting in a policyholders’ surplus that was below the level when the $25 million surplus note was originated. Therefore, Triad did not request approval to accrue the interest on the surplus note at year end nor did we request approval to pay the interest on the scheduled due date of January 10, 2008. The statutory filings at December 31, 2007 included a release of the contingency reserve that resulted in policyholders’ surplus at a level greater than that when the surplus note was originated which was filed with the various states in late February of 2008. In March of 2008, we received permission to accrue and pay the interest from the Illinois Division of Insurance and it was paid in the same month.
          The parent company has extremely limited sources of cash flow. Debt service on the $35 million long-term debt amounts to $2.8 million per year and is paid by the parent company. The primary source of the cash flow for the parent company debt service comes from the interest on the $25 million surplus note at Triad, which provides $2.2 million on an annual basis. If Triad is unable to pay the scheduled debt service on the $25 million surplus note to its parent for an extended period of time, the holding company may be unable to meet its debt service obligations on the $35 million long-term debt.
          On May 1, 2008, Fitch lowered Triad’s senior debt rating to “CCC” which, according to Fitch, implies that default is a real possibility. Fitch notes the downgrade is due to the prospect that Triad will be placed in voluntary “run -off” and the resulting difficulty for Triad to pay the scheduled debt service on the $25 million surplus note to the holding company.
          As of March 31, 2008, there are no specific restrictions or requirements for capital support arrangements between the parent company and Triad or its subsidiaries. An agreement between the parent company and Triad, which was approved by our primary regulator, allows for the reimbursement of expenses by Triad to the parent company for most expenses.
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
          Total stockholders’ equity declined to $338.4 million at March 31, 2008, from $498.9 million at December 31, 2007 and $587.2 million at March 31, 2007. The decline in the 2008 first quarter and from the preceding year was the result of continuing operating losses including $151.8 million in the first quarter of 2008.

          Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. The following table provides information regarding our statutory capital position at March 31, 2008, December 31, 2007 and March 31, 2007:

	March 31,	December 31,	March 31,
(dollars in millions)	2008	2007	2007
Statutory policyholders’ surplus	$203.4	$197.7	$152.4
Statutory contingency reserve	228.2	387.4	554.5

Total	$431.6	$585.1	$706.9

          The primary differences between statutory policyholders’ surplus and equity computed under generally accepted accounting principles are the statutory contingency reserve, DAC (reduced to $0 as of March 31, 2008 in connection with the establishment of a premium deficiency reserve) and deferred income taxes. Generally, mortgage insurance companies are required to add to the statutory contingency reserve through a charge to surplus an amount equal to 50% of calendar year earned premiums and retain the contingency reserve in the statutory statements for a period of ten years. The contingency reserve can be released earlier than the scheduled ten years if the loss ratio exceeds 35%. The loss ratio substantially exceeded 35% in the first quarter of 2008 and marginally exceeded 35% in the first quarter of 2007. Accordingly, we released approximately $148.8 million of contingency reserve in the first quarter of 2008. However, we did not release any contingency reserve in the first quarter of 2007.
          Triad’s ability to write insurance depends on the maintenance of its financial strength ratings. Generally, states limit Triad’s statutory risk-to-capital ratio to 25-to-1. As of March 31, 2008, Triad’s risk-to-capital ratio was 27.7-to-1 as compared to 20.5-to-1 at December 31, 2007 and 13.8-to-1 at March 31, 2007. The growth in the risk-to-capital ratio in the first quarter of 2008 and all of 2007 was the result of significant increases in production in the first half of 2007 and operating losses in the last three subsequent quarters. The risk-to-capital ratio is calculated using net risk in force as the numerator and statutory capital as the denominator. Net risk in force accounts for risk ceded under reinsurance arrangements, including captive risk-sharing arrangements, as well as any applicable stop-loss limits and deductible amounts on structured transactions. Several states, including Triad’s domiciliary state, Illinois, require detailed calculations of risk-to-capital that differentiate risk between LTVs, coverage percentage, and type of product. As of March 31, 2008, Triad’s statutory capital was below the minimum capital required by the Illinois Division of Insurance and TGAC’s statutory capital remained substantially in excess of the minimum required capital.
          Currently, Triad maintains the following financial strength ratings: “BB” by Fitch Ratings; “Baa3” by Moody’s Investors Service; and “BBB” by Standard & Poor’s Ratings Services. All ratings are on “credit watch” with a negative outlook or implication.
Off Balance Sheet Arrangements and Aggregate Contractual Obligations
          We have no material off-balance sheet arrangements at March 31, 2008.
          We lease office facilities, automobiles, and office equipment under operating leases with minimum lease commitments that range from one to five years. We have no capitalized leases or material purchase commitments.

          Our long-term debt has a single maturity date of 2028. There have been no material changes to the aggregate contractual obligations shown in our annual report on Form 10-K for the year ended December 31, 2007.
Update on Critical Accounting Policies and Estimates
          Our annual report on Form 10-K for the year ended December 31, 2007 describes the accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. These critical accounting policies relate to the assumptions and judgments utilized in establishing the reserve for losses and loss adjustment expenses, determining if declines in fair values of investments are other than temporary, and establishing appropriate initial amortization schedules for deferred policy acquisition costs (“DAC”) and subsequent adjustments to that amortization.
          Since the filing of our Form 10-K, we have determined that our existing insurance portfolio has a premium deficiency that required the elimination of the recorded DAC. Therefore, the establishment of initial DAC amortization schedules is no longer a critical accounting policy requiring significant judgment on our part. However, we have now identified the computation of the premium deficiency as a new critical accounting policy that requires a significant amount of judgment by management with respect to the estimates utilized in the computation.
          Premium Deficiency
          A premium deficiency is recognized when the present value of the embedded estimated future loss from the existing insurance portfolio is greater than the existing net reserves. Computations of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business. The present value of future premium relies on, among other things, assumptions about persistency and repayment patterns on underlying loans. The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. Assumptions used in calculating the deficiency reserves can be affected by volatility in the current housing and mortgage lending industries. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency, the differences between the actual results and our estimate will affect future period earnings.
          The most critical assumptions that we utilize in the computation of the premium deficiency is the amount and timing of estimated future claim payments and the persistency assumptions related to the amount of future renewal premiums. We have made our best estimate of the future estimated claim payments, future estimated expenses paid, and future estimated renewal premiums received based upon the recent trends in our existing portfolio, our assumptions concerning the condition of the current and future housing markets, our understanding of the current economic conditions in the housing markets, and our projections about future changes that would impact the housing market. Home prices will have the most significant impact on both the frequency and severity of future claims as well as the level of persistency impacting renewal premiums. Additional factors that could impact the assumption utilized in the premium deficiency computation include unemployment rates, interest rates, worsening general economic conditions, especially in certain geographic regions, and governmental intervention in the housing markets, among others. There have been a number of projections concerning house price depreciation with widely ranging views regarding the eventual economic impact of any potential recession. We evaluate relevant information and make our best estimate of the assumptions used to estimate future claims, expenses and claims.

          The estimation of the premium deficiency reserve requires assumptions as to future events, and there are inherent risks and uncertainties involved in making these assumptions. The computation is extremely sensitive to future economic conditions. Economic conditions that have impacted our judgment and affected our computation of the premium deficiency at March 31, 2008 may not necessarily affect development patterns in the future in either a similar manner or degree. To provide a measure of the sensitivity on pretax income, we have provided the following table that quantifies the impact of percentage increases and decreases in both the amount of paid claims and renewal premiums as of March 31, 2008:

	Sensitivity Analysis
	Effect on Pretax Income from Changes
	in Assumptions in the Premium
	Deficiency Computation
		Increase in Paid
	Decrease in Paid	Claims or Decrease
	Claims or Increase in	in Premium
	Resulting	Resulting in a
	in an Increase in	(Decrease) in Pretax
(dollars in thousands)	Pretax Income *	Income
5% Increase (Decrease) in the paid claims utilized in the computation of the premium deficiency.	$49,800	$(97,100)

5% Increase (Decrease) in the amount of premium utilized in the computation of the premium deficiency.	$49,800	$(70,000)

5% Increase (Decrease) in both the amount of paid claims and amount of premium utilized in the computation of the premium deficiency.	$49,800	$(167,100)

*	The benefit of the positive impact is limited to $49.8 million, the amount in excess of the net reserves in the original premium deficiency computation.
          As the table above reflects, the impact on pretax income from a decrease in paid claims or increase in premium is limited to the $49.8 million, which represents the net impact in the Statement of Operations of recording the premium deficiency. The write off of the DAC asset of $34.8 million recorded in the first quarter of 2008 cannot be restored. We believe there will be an increase in volatility of our financial results going forward as these factors are extremely sensitive to future economic events.
          Each quarter, we will recalculate the premium deficiency reserve on the remaining insurance in force. The premium deficiency reserve will primarily change from quarter to quarter as a result of two factors. First, it will change as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items will be reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserves will have an effect (either positive or negative) on that period’s results. Second, the premium deficiency reserve will change as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining in force change. Changes to these assumptions will also have an effect on that period’s results. See “Premium Deficiency Reserve” under Financial Position above for further discussion of the premium deficiency reserve.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
          Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements relating to future plans, expectations and performance, which involve various risks and uncertainties, including, but not limited to, the following:
•
if we are unable to negotiate definitive agreements with Lightyear Capital that result in the creation of a new monoline private mortgage insurance company, we likely will be required to cease writing new mortgage insurance and our wholly owned insurance subsidiary will be placed in voluntary run-off;

•
if Triad is prohibited from paying interest on the $25 million surplus note to the parent company by the Illinois Division of Insurance, the parent company may eventually default on the interest payments on the $35 million long-term debt;

•
if the GSEs and insurance regulators conclude during the transition period to restrict our qualifications as a mortgage insurer, we would not be able to write new insurance and would be limited to servicing our remaining book of business;

•
when we implement a voluntary “run-off” plan and our business is limited to servicing our remaining book of in-force insurance, as we have previously announced is likely to occur, we face additional regulatory and operating risks that could further reduce or eliminate the market value of our common stock;

•
if during voluntary run-off, the GSEs, our lender customers or investors exercise their rights to transfer our remaining insurance in-force to other mortgage insurers on a selective basis, it could have a material adverse effect on our financial condition and results of operations;

•	interest rates may increase or decrease from their current levels;

•	housing prices may further decrease from their current levels;

•
ongoing credit tightening in the mortgage marketplace may continue, thereby reducing the ability of borrowers experiencing difficulty with loan payments to refinance, which could cause an increased number of defaults and paid claims;

•	housing transactions requiring mortgage insurance may decrease for many reasons, including changes in interest rates or economic conditions or alternative credit enhancement products;

•	our financial condition could be affected by legislation or regulation impacting the mortgage guaranty industry or the GSEs, specifically, and the financial services industry in general;

•	rating agencies may revise methodologies for determining our financial strength ratings and may further revise, downgrade or withdraw the assigned ratings at any time;

•	decreases in persistency, which are affected by loan refinancings in periods of low interest rates, may have an adverse effect on results of operations;

•	if we fail to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans;

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          The Company’s market risk exposures at March 31, 2008 have not materially changed from those identified in its annual report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
a)
We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 (Act) Rule 13a-15. Based on that evaluation, our management, including our CEO and CFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our reports under the Act. Disclosure controls and procedures include controls and procedures designed to ensure that management, including our CEO and CFO, is alerted to material information required to be disclosed in our filings under the Act so as to allow timely decisions regarding our disclosures. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

b)
There have been no changes in internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
If we are unable to negotiate definitive agreements with Lightyear Capital and close transactions that result in the creation of a new monoline private mortgage insurance company, we likely will be required to cease writing new mortgage insurance and our wholly owned insurance subsidiary will be placed in voluntary run-off.
          On May 2, 2008, we announced that we had entered into an exclusive arrangement with Lightyear Capital LLC, a New York-based private equity firm focused on financial services, to negotiate definitive agreements that would result in the creation of a new monoline private mortgage insurance company. It is currently envisioned that if these transactions are consummated, Triad Guaranty Insurance Corporation would eventually enter into voluntary run-off and the new monoline private mortgage insurance company would provide various forms of administrative and financial support to facilitate the run-off plan.
          No assurance can be given that our negotiations with Lightyear Capital will be successful. Even if we complete these negotiations and execute related definitive agreements, we do not expect that Triad Guaranty or its stockholders would initially have any ownership interest in any new mortgage insurer to be formed as a part of the transactions or initially have any opportunity to share in the potential financial returns available from insurance written by such an insurer. Moreover, completion of these transactions will require support of the GSEs, the Illinois Division of Insurance, rating agencies and other third parties, none of which is assured. If for any reason we are unable to complete the proposed transactions with Lightyear Capital, unless an alternative transaction becomes available, we expect that we will be required to cease writing new mortgage insurance and will place Triad Guaranty Insurance Corporation in voluntary run-off, which would have a material adverse effect on our business, financial condition and results of operations.
If Fannie Mae and Freddie Mac cease purchasing or guaranteeing high LTV mortgages insured by us, our ability to conduct our business will be materially and adversely impacted.
          In April and May 2008, Triad’s financial strength ratings were downgraded to “BB” by Fitch Ratings, to “Baa3” by Moody’s Investors Service, and to “BBB” by Standard and Poor’s Ratings Services. All of our ratings are on “credit watch” with a negative outlook or implication. Certain national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase high LTV mortgages or mortgage-backed securities containing high LTV mortgages unless the insurer issuing MI coverage has a financial strength rating of at least “AA-” by S&P or Fitch or a rating of at least “Aa3” from Moody’s. Triad has asked Fannie Mae and Freddie Mac to continue to purchase or guarantee high LTV mortgages insured by Triad pending submission by Triad of a remediation plan and such request has been granted. If Fannie Mae or Freddie Mac decide for any reason not to purchase or guarantee high LTV mortgages insured by Triad, our business and our ability to complete the proposed transactions with Lightyear Capital will be materially and adversely affected.
If the Illinois Division of Insurance decides to no longer permit Triad to write new mortgage insurance policies, our business, financial condition and results of operations will be materially and adversely affected.
          Triad’s ability to write insurance depends on the maintenance of its financial strength ratings. Generally, states limit Triad’s statutory risk-to-capital ratio to 25-to-1. As of March 31, 2008, Triad’s risk-to-capital ratio was 27.7-to-1 as compared to 20.5-to-1 at December 31, 2007 and 13.8-to-1 at March 31, 2007. Accordingly, Triad’s risk-to-capital ratio at March 31, 2008 exceeded the maximum generally permitted by insurance regulations and was above that permitted by Illinois insurance law. In general, exceeding the risk-to-capital ratio limit prohibits a mortgage insurer from continuing to write new business.
          Representatives of Triad, Lightyear Capital and the Illinois Division of Insurance have met to discuss the key terms of the proposed transactions. As a result of these discussions, we currently continue to write new business. However, we can offer no assurance that the Illinois Division of Insurance, or the insurance regulators in other states in which we are licensed to write mortgage insurance, will continue to allow us to write new business. Our inability to write new business would have a material adverse effect on our business, financial condition and results of operations and our ability to complete the proposed transactions with Lightyear Capital.
If we continue to lose our significant customers, the loss of these customers will have a material adverse effect on our business, financial condition and results of operations.
          As of March 31, 2008, we still had a concentration within our top ten customers that represented 75% of our total production. As a result of the April and May 2008 downgrades to our financial strength ratings by Fitch, Moody’s and S&P, certain lenders, including five of our top ten customers representing approximately 32% of our production during the first quarter of 2008, notified Triad of their intention to cease writing new business with Triad. Any loss of key customers will have a material adverse effect on our business, financial condition and results of operations and our ability to complete the proposed transactions with Lightyear Capital.
Item 6. Exhibits
          The exhibits filed with this quarterly report on Form 10-Q are set forth in the Exhibit Index on page 48 and are incorporated herein by reference.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIAD GUARANTY INC.
Date: May 12, 2008
/s/ Kenneth W. Jones
Kenneth W. Jones
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.48	Form of 2008 Executive/Key Employee Restricted Stock Award Agreement pursuant to the 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.48 to the Company’s Current Report on Form 8-K filed on March 4, 2008, and incorporated herein by reference.*

10.50	Employment Agreement, dated March 28, 2008, between the Company and Kenneth C. Foster; previously filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed April 1, 2008, and incorporated herein by reference.*

10.51	Summary of 2008 Executive Retention Program.*

10.52	Summary of 2008 Executive Severance Program.*

10.53	Employment Agreement, dated April 23, 2008, between the Registrant and Mark K. Tonnesen.*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.