Form 10-Q
period 2008-06-30
TRIAD GUARANTY INC
filed 2008-08-11
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Number of shares of common stock, par value $0.01 per share, outstanding as of August 1, 2008, was 15,116,259.

TRIAD GUARANTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except per share data)	2008	2007
	(unaudited)	(audited)
ASSETS

Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $840,320 and $710,924)	$843,951	$725,631
Equity securities (cost: $2,270 and $2,520)	1,749	2,162
Short-term investments	23,322	56,746

Total invested assets	869,022	784,539

Cash and cash equivalents	19,669	124,811
Real estate acquired in claim settlement	6,202	10,860
Accrued investment income	10,820	10,246
Deferred policy acquisition costs	—	36,243
Prepaid federal income taxes	63,183	116,008
Property and equipment	10,146	11,421
Reinsurance recoverable, net	55,316	5,815
Other assets	29,440	32,910

Total assets	$1,063,798	$1,132,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Losses and loss adjustment expenses	$817,262	$359,939
Unearned premiums	18,360	17,793
Amounts payable to reinsurers	—	6,525
Deferred income taxes	30,386	123,297
Revolving line of credit	—	80,000
Long-term debt	34,527	34,519
Accrued interest on debt	1,275	1,355
Accrued expenses and other liabilities	21,079	10,574

Total liabilities	922,889	634,002
Commitments and contingencies — Note 4
Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — authorized 32,000,000 shares; issued and outstanding 15,116,259 shares at June 30,2008 and 14,920,243 shares at December 31, 2007	151	149
Additional paid-in capital	111,380	109,679
Accumulated other comprehensive income, net of income tax liability of $1,392 at June 30, 2008 and $6,475 at December 31, 2007	2,585	13,405
Retained earnings	26,793	375,618

Total stockholders’ equity	140,909	498,851

Total liabilities and stockholders’ equity	$1,063,798	$1,132,853

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2008	2007	2008	2007

Revenue:
Premiums written:
Direct	$84,561	$83,153	$173,946	$161,561
Ceded	(15,480)	(12,988)	(31,475)	(25,689)

Net premiums written	69,081	70,165	142,471	135,872
Change in unearned premiums	784	(433)	(542)	(2,192)

Earned premiums	69,865	69,732	141,929	133,680

Net investment income	9,175	7,673	18,722	15,022
Net realized investment losses	(3,799)	(3,867)	(1,096)	(3,105)
Other income	2	2	4	4

	75,243	73,540	159,559	145,601

Losses and expenses:
Net losses and loss adjustment expenses	292,749	41,893	514,008	74,474
Net change in premium deficiency reserve	(15,000)	—	—	—
Interest expense on debt	696	694	2,172	1,387
Policy acquisition costs	—	4,670	39,416	9,293
Other operating expenses (net of acquisition costs deferred)	27,238	10,716	41,344	21,047

	305,683	57,973	596,940	106,201

(Loss) income before income taxes (benefit)	(230,440)	15,567	(437,381)	39,400
Income taxes (benefit):

Current	2	1,766	(2)	3,525
Deferred	(31,631)	1,775	(88,554)	6,526

	(31,629)	3,541	(88,556)	10,051

Net (loss) income	$(198,811)	$12,026	$(348,825)	$29,349

(Loss) earnings per common and common equivalent share:
Basic	$(13.36)	$0.81	$(23.45)	$1.98

Diluted	$(13.36)	$0.80	$(23.45)	$1.96

Shares used in computing (loss) earnings per common and common equivalent share:
Basic	14,878,662	14,834,500	14,873,636	14,824,460

Diluted	14,878,662	14,950,721	14,873,636	14,946,204

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2008	2007

Operating activities
Net (loss) income	$(348,825)	$29,349
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	457,890	39,977
Accrued expenses and other liabilities	9,904	(1,503)
Reinsurance	(56,026)	1,202
Accrued investment income	(586)	(918)
Policy acquisition costs deferred	(3,173)	(9,307)
Policy acquisition costs	39,416	9,293
Net realized investment losses	1,096	3,105
Provision for depreciation	2,338	996
Accretion of discount on investments	793	317
Deferred income taxes	(88,554)	6,526
Prepaid federal income taxes	52,825	(3,168)
Real estate acquired in claim settlement, net of write-downs	4,658	2,247
Accrued interest on debt	(80)	—
Other assets	4,104	(6,235)
Other operating activities	2,433	1,765

Net cash provided by operating activities	78,213	73,646

Investing activities
Securities available-for-sale:
Purchases — fixed maturities	(584,572)	(128,370)
Sales — fixed maturities	430,107	80,120
Maturities — fixed maturities	20,333	3,391
Purchases — equities	—	(55)
Sales — equities	266	7,086
Net change in short-term investments	31,655	(47,083)
Purchases of property and equipment	(1,080)	(3,404)

Net cash used in investing activities	(103,291)	(88,315)

Financing activities
Payments on revolving credit facility	(80,000)	—
Excess tax benefits from share-based compensation	—	175
Proceeds from exercise of stock options	—	616

Net cash (used in) provided by financing activities	(80,000)	791

Foreign currency translation adjustment on cash and cash equivalents	(64)	1,980

Net change in cash and cash equivalents	(105,142)	(11,898)
Cash and cash equivalents at beginning of period	124,811	38,609

Cash and cash equivalents at end of period	$19,669	$26,711

Supplemental schedule of cash flow information
Cash (received) paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$(52,824)	$9,091
Interest	$2,248	$1,383
See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
1. The Company
     Triad Guaranty Inc. (the “Company”) is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”), provides mortgage insurance coverage in the United States. Triad ceased issuing new commitments for mortgage insurance coverage on July 15, 2008 and is in the process of transitioning the business to run-off. In run-off, the Company intends to continue to service its remaining insurance in force, including collecting renewal premiums on the business in force and paying claims resulting from loans currently in default or loans that may go into default in the future.
     Another wholly-owned subsidiary, Triad Guaranty Insurance Corporation Canada (“TGICC”), was formed in 2007 for the purpose of exploring opportunities for providing mortgage insurance in Canada. TGICC did not write any business and only incurred start-up expenses since its formation. In the first quarter of 2008, the Company discontinued its Canadian efforts. The Canadian subsidiary is no longer a licensed insurance company. Effective June 30, 2008, there are no Canadian employees and the subsidiary is in the process of being liquidated.
2. Accounting Policies and Basis of Presentation
     Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triad Guaranty Inc. annual report on Form 10-K for the year ended December 31, 2007.
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

	Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
	Six Months	Markets for	Other	Significant
	Ended	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Assets
Securities available-for-sale
Fixed maturities	$843,951	$—	$810,743	$33,208
Equity securities	1,749	1,749	—	—
Real estate acquired in claim settlement	6,202	—	6,202	—

Total	$851,902	$1,749	$816,945	$33,208

     We utilized significant unobservable inputs (Level 3) in determining the fair value on certain bonds in our fixed maturities portfolio during this period. The following table provides a reconciliation of the beginning and ending balances during the second quarter of 2008 of these Level 3 bonds and the related gains and losses related to these assets.

Fair Value Measurement
Using Significant
Unobservable Inputs
(Level 3)
Certain Bonds in Fixed
Maturities AFS
(dollars in thousands)	Portfolio

Beginning balance	$7,402
Total gains and losses (realized and unrealized):
Included in operations	(130)
Included in other comprehensive income	(343)
Purchases, issuances and settlements	25,382
Transfers in and/or out of Level 3	897

Ending balance	$33,208

The amount of total gains and loss for the period included in operations attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(347)

     Gains and losses (realized and unrealized) included in operations or other comprehensive income for the period ended June 30, 2008 are reported as net realized investment gains as a gain of $20,000 and an unrealized loss through other comprehensive income of $347,000.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with US GAAP. SFAS

162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not anticipate that SFAS 162 will have a material impact on the Company’s financial position or results of operations.
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
     The Company maintains a $95 million Excess-of-Loss reinsurance treaty that provides a benefit when Triad’s risk-to-capital ratio exceeds 25-to-1 and the combined ratio exceeds 100%

(the “attachment point”). Once the attachment point has been reached, the treaty terminates and converts to run-off coverage for a ten year period (the “run-off period”). During the run-off period, following a one-time deductible of $25 million, the carrier is responsible for the reimbursement of all paid losses in each quarter that the attachment point is breached up to the one-time $95 million policy limit. Additionally, terms of the treaty require the Company to continue the payment of premiums to the reinsurer amounting to approximately $2 million per year for the entire ten year run-off period.
     Under the terms specified above, the reinsurance treaty reached the attachment point at the end of the first quarter of 2008 and the Company notified the reinsurance carrier that the treaty would convert to run-off coverage beginning in the second quarter of 2008. However, in April 2008, the reinsurance carrier informed the Company that, in its opinion, the Company had not complied with unspecified covenants in the reinsurance agreement and provided notice of termination of the agreement. The Company has notified the reinsurance carrier that it disputes the carrier’s claim, including the carrier’s alleged termination of the reinsurance agreement, and has demanded arbitration as provided under the agreement. The Company believes that the reinsurance carrier’s claims are without merit and the Company plans to contest such claims vigorously. As the matter is in dispute, the Company has not recorded any ceded reserves or any recoverable from the reinsurance carrier under the agreement in its financial statements prepared under generally accepted accounting principles.
     Insurance In Force, Dividend Restrictions, and Statutory Results
     Historically, insurance regulators and rating agencies utilized the risk-to-capital ratio as a general guideline to limit the risk a mortgage insurer could write with a 25-to-1 risk-to-capital ratio as the maximum allowed. Capital for purposes of this computation includes the statutory capital and surplus as well as the statutory contingency reserve. The amount of net risk for insurance in force at June 30, 2008, December 31, 2007 and June 30, 2007, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements, any applicable stop-loss limits and deductibles. Triad’s ratio is as follows (dollars in thousands):

	June 30,	December 31,	June 30,
(dollars in thousands)	2008	2007	2007

Net risk	$11,721,202	$11,967,179	$11,057,092

Statutory capital and surplus	$192,096	$197,713	$102,942
Statutory contingency reserve	82,615	387,365	589,661

Total	$274,711	$585,078	$692,603

Risk-to-capital ratio	42.7 to 1	20.5 to 1	16.0 to 1

     In run-off, Triad will not be issuing any new commitments for insurance and any new insurance written will come only from commitments issued up to July 15, 2008. The amount of new risk written after June 30, 2008 is expected to be less than $100 million.

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
     As determined in accordance with statutory accounting practices, Triad experienced a net loss of $320.0 million for the six months ended June 30, 2008, compared to net income of $41.7 million for the six months ended June 30, 2007 and a net loss of $121.3 million for the year ended December 31, 2007.
     At June 30, 2008, there was no surplus available to be paid out in dividends to stockholders. At December 31, 2007, the amount of Triad’s equity that could be paid out in dividends to stockholders was $4.8 million, which was the excess of the earned surplus of Triad on a statutory basis above the minimum required by the Illinois Insurance Code. Under a corrective order issued by the Illinois Division of Insurance, Triad is currently prohibited, and expects to be prohibited for the foreseeable future, from paying any dividends to the Company. Triad also has a $25 million outstanding surplus note held by the Company. Under the terms of the corrective order Triad is also currently prohibited from paying interest on the surplus note. See Part II, Item 5 — “Other Information” in this report for additional information concerning the corrective order.
     Loss Reserves
     The Company establishes loss reserves to provide for the estimated costs of settling claims on loans reported in default and estimates of loans in default that are in the process of being reported to the Company as of the date of the financial statements. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. Amounts recoverable from the sale of properties acquired in lieu of foreclosure are considered in the determination of the reserve estimates. Loss reserves are established by management using historical experience and by making various assumptions and judgments about claim rates (frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default. The Company’s reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as default status, policy year, specific lenders, and the number of months the policy has been in default, as well as whether the policies in default were underwritten through the flow channel or as part of a structured bulk transaction. Furthermore, based on recent experience, the Company believes a considerable amount of misrepresentation and/or fraud may exist on insured policies originated by certain lenders and thus the reserving methodology also accounts for expected rescissions. The assumptions utilized in the calculation of the loss reserve estimate are continually reviewed, and as adjustments to the reserve become necessary, such adjustments are reflected in the financial statements in the periods in which the adjustments are made.
     Premium Deficiency
     A premium deficiency is required to be recorded if the present value of expected future cash outflows (consisting of projected paid claims, maintenance expenses and loss adjustment expenses) net of the present value of expected cash inflows (consisting of renewal premiums) exceeds the recorded reserves net of any unamortized deferred acquisition costs, or DAC, balance. This computation is prepared on a gross basis, without consideration of reinsurance (either claim recoveries or ceded premium), and a determination is made if a premium deficiency exists. If a premium deficiency exists, a premium deficiency reserve is established. A receivable is then recorded for the amounts that would be recoverable from reinsurers based upon the existing trust balances of the lender captive reinsurers. After the initial establishment of a premium deficiency reserve, the initial amounts can be adjusted based upon updated data relating to the assumptions utilized in the calculation of expected future cash outflows and inflows as well as the actual reserves recorded as of the date of the premium deficiency calculation.
     Litigation
     On November 5, 2007, American Home Mortgage Investment Corp. and American Home Mortgage Servicing, Inc. filed a complaint against Triad in the U.S. Bankruptcy Court for the District of Delaware. The plaintiffs are debtors and debtors in possession in Chapter 11 cases pending in the U.S. Bankruptcy Court. The lawsuit is an action for breach of contract and declaratory judgment. The basis for the complaint’s breach of contract action is the cancellation by Triad of its certification of American Home Mortgage’s coverage on 14 loans due to irregularities that Triad uncovered following the submission of claims for payment and that existed when American Home Mortgage originated the loans. The complaint alleges that these actions caused American Home Mortgage to suffer a combined net loss of not less than $1,132,105.51 and seeks monetary damages and a declaratory judgment. Since the initial filing, Triad has answered the complaint and filed a counterclaim that denied all liability for the claims of American Home Mortgage. During the quarter ended June 30, 2008, Triad filed a motion to amend its counterclaim to include 28 more loans for which Triad seeks to rescind or deny coverage. Triad expects to continue to rescind or deny coverage for additional loans originated by American Home Mortgage and intends to contest the lawsuit vigorously.
5. Earnings (Loss) Per Share (“EPS”)
     Basic and diluted EPS are based on the weighted-average daily number of shares outstanding. For the three months and six months ended June 30, 2008, the basic and diluted EPS denominators are the same weighted-average daily number of shares outstanding. In computing diluted EPS, only potential common shares that are dilutive — those that reduce EPS or increase loss per share — are included. Exercise of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported. For the three months and six months ended June 30, 2007, the denominator includes the dilutive effect of stock options and unvested restricted stock on the weighted-average shares outstanding. The numerator used in basic EPS and diluted EPS is the same for all periods presented. For the three months and six months ended June 30, 2008, options to purchase approximately 46,089 and 71,624, respectively, of the Company’s stock were excluded from the calculation of EPS because they were antidilutive.
6. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income or (loss) and other comprehensive income. For the Company, other comprehensive income is composed of unrealized gains or losses on available-for-sale securities and foreign currency exchange, net of income tax. For the three months and six months ended June 30, 2008, the Company’s comprehensive net loss was $198.6 million and $359.6 million, respectively, while the comprehensive net income for the three months and six months ended June 30, 2007 was $6.4 million and $21.8 million, respectively.
7. Income Taxes
     Income tax expense (benefit) differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds. The intra-period tax rate utilized in the six months of 2008 also reflects the Company’s inability to record a benefit for expected tax loss carry forwards. The effective tax rate for the second quarter of 2008 is lower than that utilized in the first quarter of 2008 due to a change in the estimated tax rate for the full 2008 year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes our consolidated financial condition, changes in financial position, and results of operations for the three months and six months ended June 30, 2008 and 2007. This discussion supplements Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2007, and should be read in conjunction with the interim financial statements and notes contained herein.
     Certain of the statements contained in this release are “forward-looking statements” and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include estimates and assumptions related to economic, competitive, regulatory, operational and legislative developments. These forward-looking statements are subject to change, uncertainty and circumstances that are, in many instances, beyond our control and they have been made based upon our current expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of a number of factors, including our ability to transition our business into run-off, the possibility of general economic and business conditions that are different than anticipated, legislative, regulatory, and other similar developments, changes in interest rates, the housing market, the mortgage industry and the stock market, as well as the relevant factors described under “Risk Factors” and under “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in this report and other reports and statements that we file with the Securities and Exchange Commission. Forward-looking statements are based upon our current expectations and beliefs concerning future events and we undertake no obligation to update or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made.
Overview
     Through our U.S. subsidiaries, we have historically provided Primary and Modified Pool mortgage guaranty insurance coverage on U.S. residential mortgage loans. We classify insurance as Primary when we are in the first loss position and the loan-to-value amount, or LTV, is 80% or greater when the loan is first insured. We classify all other insurance as Modified Pool. The majority of our Primary insurance has been delivered through the flow channel, which is defined as loans originated by lenders and submitted to us on a loan-by-loan basis. We have also historically provided mortgage insurance to lenders and investors who seek additional default protection (typically secondary coverage or on loans for which the individual borrower has greater than 20% equity), capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. These transactions are referred to as our structured bulk channel business. Those individual loans in the structured bulk channel in which we are in the first loss position and the LTV ratio is greater than 80% are classified as Primary. All of our Modified Pool insurance has been delivered through the structured bulk channel.
     Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and we are in the process of transitioning our business to run-off. We have agreed to the issuance of a corrective order from the Illinois Division of Insurance regarding restrictions on the distribution of funds from the operating company to the holding company as well as enhanced financial reporting requirements and other matters. See Part II, Item 5 — “Other Information” in this report for additional information concerning the corrective order. Under the corrective order, we are required to submit a corrective plan to the Illinois Division of Insurance and the corrective plan is subject to its approval.
     Our Canadian subsidiary was formed in 2007 for the purpose of exploring the opportunities of providing mortgage insurance in Canada, but did not write any business and incurred only start-up expenses. In the first quarter of 2008, we made the decision to discontinue our Canadian efforts and recorded a $2 million charge to record severance, lease commitments and impairment of fixed assets. The Canadian subsidiary is no longer licensed as an insurance company in Canada. Effective June 30, 2008, there are no employees and the subsidiary is in the process of being liquidated.
     In run-off, our revenues principally consist of (a) renewal earned premiums from flow business (net of reinsurance premiums ceded as part of our risk management strategies), (b) renewal earned premiums from structured bulk transactions, and (c) investment income on invested assets. We also realize investment gains, net of investment losses, periodically as a source of revenue when the opportunity presents itself within the context of our overall investment strategy.
     Our expenses consist primarily of (a) amounts paid on claims submitted, (b) changes in reserves for estimated future claim payments on loans that are currently in default, (c) general and administrative costs of servicing existing policies, (d) other general business expenses, (e) interest expense on long-term debt and any other borrowed funds, and (f) income taxes.
     Our future profitability depends largely on (a) the conditions of the housing, mortgage and capital markets that have a direct impact on mitigation efforts, cure rates and ultimately the amount of claims paid, (b) the overall general state of the economy and job market, (c) persistency levels, (d) operating efficiencies, and (e) the level of investment yield, including realized gains and losses, on our investment portfolio.
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
Recent Developments
     On June 19, 2008, we announced that we had ended negotiations with Lightyear Capital LLC, a New York-based private equity firm, to form a new mortgage insurance company. We also reported that Freddie Mac had denied our appeal of Triad’s suspension as an approved mortgage insurer. Effective June 19, 2008, we were suspended as an approved mortgage insurer by both Fannie Mae and Freddie Mac.
     As a result of these developments, effective July 15, 2008, Triad ceased issuing commitments for mortgage insurance and is transitioning its business to run-off. “Run-off”, as used in this report, means writing no new mortgage insurance policies and continuing to service existing policies. Servicing includes: receiving renewal premium on remaining policies; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate our loss; and settling all legitimate claims filed per our contractual obligations.
     Following the announcement of the decision to transition our business to run-off, we agreed in early August to the issuance of a corrective order from the Illinois Division of Insurance regarding restrictions on the distribution of funds from the operating company to the holding company as well as enhanced reporting requirements and other matters. See Part II, Item 5 — “Other Information” in this report for additional information concerning the corrective order. Under the corrective order, we are required to submit a corrective plan to the Illinois Division of Insurance and other state insurance regulatory authorities and the corrective plan would be subject to their approval. We are working with the Illinois Division of Insurance in the administration of this corrective order.
     Furthermore, we terminated the employment of approximately 100 employees as a result of transitioning our business to run-off. The majority of the terminations were effective on June 30, 2008. These terminations affected all major areas of our business, but were concentrated in the sales and marketing, underwriting, and information services areas. As a result of these terminations, in the second quarter of 2008, we incurred approximately $9.1 million of expenses in severance and other exit costs.
     On July 18, 2008, Mark K. Tonnesen, the Company’s former President and Chief Executive Officer and a former Director of the Company, and the Company mutually agreed that Mr. Tonnesen would resign from these positions effective that day and will retire from the Company as of the close of business on August 15, 2008.
     Effective July 18, 2008, the Board of Directors appointed William T. Ratliff, III, the Company’s Chairman of the Board, as the Company’s President and Chief Executive Officer. The appointment of Mr. Ratliff as President and Chief Executive Officer is on an interim basis, pending the identification and hiring of a permanent President and Chief Executive Officer.

     In connection with the decision to transition Triad’s business into run-off, the Company has notified Standard & Poor’s Ratings Services, Moody’s Investor Services and Fitch Ratings (collectively, the “rating agencies”) that the Company is terminating all agreements with the rating agencies regarding the issuance of ratings for the Company and its subsidiaries, including Triad. As a result, Standard & Poor’s Ratings Services announced that they have withdrawn their “BB-” counterparty credit and financial strength ratings on Triad and their “B-” counterparty credit rating on Triad Guaranty Inc. Moody’s Investor Services and Fitch Ratings may withdraw their existing ratings as well, but they have not done so as of the date of this filing. Moody’s Investor Services’ current financial strength rating on Triad is “BB-” and Fitch Ratings currently maintains a counterparty credit and financial strength ratings on Triad of “BB” and a counterparty credit rating on Triad Guaranty Inc. of “CCC”.
     We maintain a $95 million Excess-of-Loss reinsurance treaty that provides a benefit when Triad’s risk-to-capital ratio exceeds 25-to-1 and the combined ratio exceeds 100%. Once the attachment point has been reached, the treaty terminates and converts to run-off coverage for a ten year period. During the run-off period, following a one time deductible of $25 million, the carrier is responsible for the reimbursement of all paid losses in each quarter that the attachment point is breached up to the one-time $95 million policy limit. Additionally, terms of the treaty require that we continue the payment of premiums to the reinsurer, amounting to approximately $2 million per year for the entire ten year run-off period.
     Under the terms specified above, the reinsurance treaty reached the attachment point at the end of the first quarter of 2008 and we notified the reinsurance carrier that the treaty would convert to run-off coverage beginning in the second quarter of 2008. However, in April 2008, the reinsurance carrier informed us that, in its opinion, we had not complied with unspecified covenants in the reinsurance agreement and provided notice of termination of the agreement. We have notified the reinsurance carrier that we dispute the carrier’s claim, including the carrier’s alleged termination of the reinsurance agreement, and have demanded arbitration as provided under the agreement. We believe that the reinsurance carrier’s claims are without merit and we plan to contest such claims vigorously. Management has reviewed the terms of the treaty, received advice from outside experts in reinsurance arbitration, and concluded that we should prevail in the arbitration proceedings. However, no assurances can be given that an independent arbitrator will agree with our conclusions. The matter is proceeding in the arbitration process. While we believe we will prevail in the arbitration proceedings, we have not recorded any ceded reserves or any recoverable from the carrier under the agreement in our GAAP financial statements. However, in consultation with our primary regulator, based upon our understanding of the facts, we have recorded the full benefit of the reinsurance treaty, which included the $95 million benefit and an accrual for the present value of the future 10-year premium expense due the reinsurer in our second quarter statutory financial statements.
     Included in Triad’s policyholders’ surplus is a “surplus note” of $25 million payable to the registrant, its parent. The accrual of and payment of the interest on the surplus note must be approved by the Illinois Division of Insurance, our primary regulator. Additionally, specific covenants of Triad’s surplus note prohibit the accrual of or payment of interest on the note if the most recently reported policyholders’ surplus is below the level at the time the note was originated. In June of 2008, the Illinois Division of Insurance denied Triad’s request for the payment of the semi-annual interest of $1.1 million due on the surplus note. In denying the request, the Illinois Division of Insurance cited that Triad’s policyholders’ surplus as of May 31, 2008 was below the level at the time the note was originated. Pursuant to a corrective order issued by the Illinois Division of Insurance, Triad is prohibited from paying principal or interest on the surplus note for the foreseeable future. See Part II, Item 5 — “Other Information” for additional information concerning the corrective order. More information on debt service of the Company can be found in the “Liquidity and Financial Resources” section of this report.
Consolidated Results of Operations
     Following is selected financial information for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands, except per share data)	2008	2007	% Change	2008	2007	% Change

Earned premiums	$69,865	$69,732	0%	$141,929	$133,680	6%
Net losses and loss adjustment expenses	292,749	41,893	599	514,008	74,474	590
Net (loss) income	(198,811)	12,026	(1,753)	(348,825)	29,349	(1,289)
Diluted (loss) earnings per share	$(13.36)	$0.80	(1,761)	$(23.45)	$1.96	(1,294)
     A substantial increase in incurred losses and loss adjustment expenses, or LAE, for the three months and six months ended June 30, 2008 was primarily responsible for our net loss for the respective periods. Net losses and LAE for the quarter ended June 30, 2008 increased $250.9 million compared to the second quarter of 2007. The increase in net losses and LAE is comprised of an increase in loss reserves and an increase in paid losses. We increased our loss and LAE reserves by $195.5 million during the second quarter of 2008, primarily as a result of a 21% increase in the number of loans in default (excluding those in structured bulk transactions with deductibles) and a 28% increase in the risk in default on those loans. The greater growth rate of risk in default compared to loans in default is primarily attributable to the changing characteristics of the default inventory, with new defaults having substantially higher average risk per loan than a year ago. The growth in defaults and, more particularly, the risk in default, are primarily attributable to certain segments of our business including: (i) loans on properties in California, Florida, Arizona and Nevada (which we refer to collectively as “distressed markets”), (ii) the adverse development of the 2006 and 2007 books of business, (iii) our Primary bulk business written in 2006 and 2007, which is showing a significant amount of early payment defaults and has a significant amount of high LTV loans, and (iv) our recent Modified Pool business, which also has exhibited a significant amount of early payment defaults. At June 30, 2008, distressed markets accounted for 34% of the gross risk in force but represented 57% of the gross risk in default and 58% of the gross reserves. At June 30, 2007, distressed markets accounted for 34% of the gross risk in force and represented 34% of the gross risk in default and 29% of gross reserves.
     In addition to this increase in reserves, we also experienced substantial growth in paid losses in terms of both total dollars and the average paid loss severity. Gross paid losses of $68.4 million for the second quarter of 2008 were up $50.3 million, or 278%, as compared to the second quarter of 2007. Average paid loss severity was $53,300 during the quarter ended June 30, 2008, compared to $30,500 during the 2007 second quarter. The increase in average paid severity is primarily the result of a higher percentage of claims from the more recent vintage years and from the distressed markets, both of which reflect larger loan balances, and a decline in our ability to mitigate losses.
     During the second quarter of 2008, we reversed the net $15 million premium deficiency reserve, recorded in the first quarter of 2008, reflecting the significant increase in recorded reserves. See “Update on Critical Accounting Policies and Estimates — Premium Deficiency” for discussion of the details of the computation and sensitivity surrounding the computation.
     Earned premiums were essentially flat for the second quarter of 2008 compared to the second quarter of 2007 and up slightly for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Total insurance in force decreased slightly from the level at June 30, 2007, as increased persistency was offset by a reduced amount of new insurance written over the 12-month period. Primary annual persistency increased to 85.1% at June 30, 2008 from 78.2% at June 30, 2007.
     Other operating expenses for the second quarter of 2008 increased 154% compared to the second quarter of 2007. Non-recurring charges amounting to $12.1 million were recognized during the second quarter of 2008. These expenses were primarily severance costs and other expenses related to our preparation for the transition of our business into run-off. Approximately $2.2 million of these non-recurring expenses were for investment banking and professional services fees related to our capital raising efforts.
     We describe our results of operations in greater detail in the discussion that follows. The information is presented in four categories: Production; Insurance and Risk In Force; Revenues; and Losses and Expenses.
     Production
     On June 19, 2008, we were suspended as an approved mortgage insurer by both Fannie Mae and Freddie Mac. On July 15, 2008, we ceased issuing commitments for mortgage insurance. Going forward, our production will consist of certificates issued from commitments for mortgage insurance that were entered into prior to July 15, 2008. We expect the amount of production to be less than $400 million.
     A summary of new insurance written (NIW) or production for the second quarter of 2008 and 2007 broken out between Primary and Modified Pool follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in millions)	2008	2007	% Change	2008	2007	% Change

Primary insurance written:
Flow	$1,148	$5,089	(77)%	$3,061	$9,461	(68)%
Structured bulk	—	1,702	(100)	—	3,029	(100)

Total Primary insurance written	$1,148	$6,791	(83)	$3,061	$12,490	(75)
Modified Pool insurance written	—	1,406	(100)	—	3,331	(100)

Total insurance written	$1,148	$8,197	(86)%	$3,061	$15,821	(81)%

     Total NIW decreased significantly during the three and six months ended June 30, 2008 compared to the same periods one year ago. We had no structured bulk production in either Primary or Modified Pool in the first six months of 2008. We believe that the decrease in primary flow production was primarily due to our customers’ uncertainty surrounding our long-term ability to continue to write new mortgage insurance. We reported net losses during each of the previous three quarters ended March 31, 2008 and our risk-to-capital ratio was 27.7-to-1 as of March 31, 2008, which is above the maximum risk-to-capital ratio of 25.0-to-1 generally permitted by most states. Although we began the second quarter of 2008 as an eligible mortgage insurer for both the GSEs and we were writing new business, many of our large lenders, including five of our top ten customers during the first quarter of 2008, notified us of their intention to stop insuring new business with Triad.
     Insurance and Risk in Force
     The following table provides detail on our direct insurance in force at June 30, 2008 and 2007:

	June 30,
(dollars in millions)	2008	2007	% Change

Primary insurance:
Flow primary insurance	$41,646	$38,591	8%
Structured bulk insurance	4,248	4,133	3

Total Primary insurance	45,894	42,724	7

Modified pool insurance	20,439	23,649	(14)

Total insurance	$66,333	$66,373	—%

     Our Primary insurance in force at June 30, 2008 grew from June 30, 2007 primarily due to production in the last two quarters of 2007 and improving persistency rates. Primary insurance persistency increased to 85.1% at June 30, 2008 from 77.7% at June 30, 2007. Although Modified Pool persistency increased to 86.4% at June 30, 2008 from 79.1% one year prior, insurance in force decreased from 12 months prior as there was no Modified Pool production during this period. We currently anticipate that persistency rates will continue near current levels throughout the remainder of 2008 due to current housing market weakness and general lack of mortgage credit available in the marketplace. However, persistency could decline if interest rates decline significantly, credit becomes more available, or the housing and mortgage markets begin to improve. Furthermore, if persistency was to decline, the decline may be concentrated in areas experiencing economic expansion and home price appreciation, but may not decrease or may not decrease to the same degree in areas experiencing economic contraction and declining home prices. As a result, our remaining insurance in force would be more heavily concentrated in areas experiencing economic contraction and declining home prices, resulting in increased risk and the possibility of a higher percentage of defaults.
     The following tables provide information on selected risk characteristics of our business based on risk in force at June 30, 2008 and 2007. Risk in force is the total amount of coverage for which we are at risk under our certificates of insurance. Of the risk factors addressed in the table, the following is a list of what we believe are important indicators of increased risk:

•	The percentage of business defined as non-prime credit quality;

•	The percentage of Alt-A business;

•	The percentage of business with an LTV greater than 95%;

•	The percentage of interest only loans and ARMs with potential negative amortization;

•	The percentage of condominium property types;

•	The percentage of non-primary residence occupancy status;

•	The percentage of loans in excess of $250,000;

•	The concentration of risk in distressed market states; and

•	The presence of multiple risk factors on a single insured loan.

Risk in Force(1)

	Primary		Modified Pool
	June, 30		June, 30
(dollars in millions)	2008	2007	2008	2007

Gross Risk in Force	$11,943	$11,128	$5,965	$6,920

Credit Quality:
Prime	75.6%	73.6%	27.8%	29.6%
Alt-A	20.9	22.8	71.4	69.6
A-Minus	3.1	3.1	0.7	0.7
Sub Prime	0.4	0.5	0.1	0.1

Total	100.0%	100.0%	100.0%	100.0%

LTV:
Greater than 95%	25.1%	23.2%	—%	—%
90.01% to 95.00%	32.5	33.6	0.2	0.3
90.00% and below	42.4	43.2	99.8	99.7

Total	100.0%	100.0%	100.0%	100.0%

Loan Type:
Fixed	66.2%	62.7%	26.2%	26.8%
Interest Only	10.4	9.6	23.3	22.9
ARM (amortizing) fixed period 5 years or greater	8.8	11.0	31.3	33.7
ARM (amortizing) fixed period less than 5 years	2.2	2.7	5.7	4.1
ARM (potential negative amortization)	12.4	14.0	13.5	12.5

Total	100.0%	100.0%	100.0%	100.0%

Property Type:
Condominium	10.6%	10.3%	9.5%	9.3%
Other (principally single-family detached)	89.4	89.7	90.5	90.7

Total	100.0%	100.0%	100.0%	100.0%

Occupancy Status:
Primary residence	87.7%	87.6%	73.5%	73.7%
Secondary home	7.9	7.9	6.1	6.2
Non-owner occupied	4.4	4.5	20.4	20.1

Total	100.0%	100.0%	100.0%	100.0%

Mortgage Amount:
$0 — $50,000	0.8%	0.9%	0.5%	0.5%
$51,000 — $100,000	9.3	10.4	5.3	5.4
$100,001 — $250,000	51.8	52.7	45.4	45.8
$250,001 — $500,000	32.2	29.9	42.2	41.8
Over $500,000	5.9	6.1	6.6	6.5

Total	100.0%	100.0%	100.0%	100.0%

Market Status:
Distressed market states (AZ, CA, FL, NV)	27.2%	26.6%	48.8%	47.1%
Non-distressed market states	72.8	73.4	51.2	52.9

Total	100.0%	100.0%	100.0%	100.0%

(1)	Gross risk in force is on a per policy basis and does not account for risk ceded to captive reinsurers or applicable stop-loss amounts and deductibles on Modified Pool structured bulk transactions. Percentages represent distribution of gross risk in force.
     The above table reflects that certain indicators of increased risk comprise a significant part of our portfolio. Our portfolio contains significant exposure to Alt-A loans as well as loans with the potential for negative amortization (“PNAMs”). An inherent risk in a PNAM loan is the scheduled milestone in which the borrower must begin making amortizing payments. These payments can be substantially greater than the minimum payments required before the milestone is met. While most of these PNAMs have interest rates that will reset frequently, these loans generally have only minimal payment increases until the amortizing payments begin, so in most cases the borrower has not been required to make a significantly increased payment or to refinance, adding uncertainty and potential risk to this product. As a group, the Alt-A loans and the PNAM loans have performed significantly worse than the remaining prime fixed rate loans through June 30, 2008.
     The more recent book years have a significantly higher average loan amount on which we are providing coverage than previous book years. As indicated above, loans greater than $250,000 make up a greater percentage of our risk in force at June, 30, 2008 than one year prior. In addition, the percentage of our risk in force with LTVs greater than 95%, which historically produced higher default rates, has increased from one year prior.
     Due to the significant growth in our production in 2006 and 2007 and the amount of refinancing that took place in 2002 through 2005, our insurance portfolio is relatively unseasoned, having a weighted average life of 2.89 years at June 30, 2008, 2.50 years at December 31, 2007 and 2.24 years at June 30, 2007. The following table shows direct risk in force as of June 30, 2008 by year of loan origination.

	Primary		Modified Pool *
	June 30, 2008		June 30, 2008
(dollars in millions)	Direct Risk in Force	Percent	Direct Risk in Force	Percent

2002 and before	$573.3	4.8%	$36.3	4.7%
2003	1,051.0	8.8	108.1	14.0
2004	1,015.2	8.5	126.6	16.4
2005	1,504.8	12.6	212.3	27.5
2006	2,531.9	21.2	257.1	33.3
2007	4,645.8	38.9	31.7	4.1
2008	621.0	5.2	—	—

Total	$11,943.0	100.0%	$772.0	100.0%

*	For Modified Pool, the Direct Risk in Force is calculated utilizing the particular stop-loss limits and deductibles within each specific structure
     Mortgage insurance structures designed to allow lenders to share in the risks of such insurance have long been a standard in the industry. One such structure is our captive reinsurance program under which reinsurance companies that are affiliates of the lenders assume a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. Under the captive reinsurance program, the risk held by the captive is supported by assets held in trust with Triad as the beneficiary. At June 30, 2008, we had approximately $239 million in captive reinsurance trust balances supporting the risk transferred to captives, helping to limit our future loss exposure. Approximately 58% of our Primary flow insurance in force at June 30, 2008 was subject to these captive arrangements compared to approximately 57% at June 30, 2007.

     Revenues
     A summary of the significant individual components of our revenue for the second quarter and the first six months of 2008 and 2007 follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change

Direct premium written	$84,561	$83,153	2%	$173,946	$161,561	8%
Ceded premium written	(15,480)	(12,988)	19	(31,475)	(25,689)	23

Net premium written	69,081	70,165	(2)	142,471	135,872	5
Change in unearned premiums	784	(433)	(281)	(542)	(2,192)	(75)

Earned premiums	$69,865	$69,732	0%	$141,929	$133,680	6%

Net investment income	$9,175	$7,673	20%	$18,722	$15,022	25%

Total revenues	$75,243	$73,540	2%	$159,559	$145,601	10%
     Earned premium for the second quarter of 2008 was essentially flat compared to the second quarter of 2007. For the six months ended June 30, 2008, earned premiums increased from the prior year, reflecting the growth of insurance in force during 2007.
     During 2008, premium written on new business declined in accordance with the decline in production. However, renewal premiums grew substantially. The increase in direct renewal premium written was primarily the result of an increase in average insurance in force during the respective periods. The increase in direct renewal premium for the second quarter of 2008 was offset somewhat by approximately $2 million of premium refunded as a result of rescission activity during the second quarter of 2008. When an insurance policy is rescinded, insurance coverage from the date of issuance is cancelled and all of the previously paid premium is refunded.
     Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captives as well as non-captive reinsurance companies. Ceded premium during 2008 increased over 2007 due to the increase in both the insurance in force and the percentage of insurance in force subject to captive reinsurance. Several of our larger lenders ceased reinsuring their 2008 books at the beginning of the year, however, the prior book years remain under reinsurance treaties for which the renewal premiums are still being remitted to the trusts.
     The difference between net written premiums and earned premiums is the change in the unearned premium reserve, which is established primarily on premiums received on annual and single payment plans. Our unearned premium liability increased $2.9 million during the 12 months ending June 30, 2008, primarily due to our introduction of a single premium product during the second half of 2007 and continuing into 2008. We do not expect the unearned premium liability to continue to grow as a result of our decision to cease issuing commitments for mortgage insurance.

     Net investment income grew during the second quarter and the first six months of 2008 as compared to the same periods of 2007 primarily due to the growth in average invested assets. During the second quarter and first six months of 2008, average invested assets at cost or amortized cost grew by 22.2% and 28.9%, respectively, compared to the same periods of 2007 as a result of the investment of positive cash flows from operations which included $52.3 million from the redemption of ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”). Our investment portfolio tax-equivalent yield decreased to 5.6% at June 30, 2008 from 6.6% at June 30, 2007. This decrease was primarily the result of the repositioning of the investment portfolio out of tax-exempt municipal securities and into taxable securities with a shorter duration. The book yield of the investment portfolio was 4.6% at June 30, 2008 compared to 4.6% at June 30, 2007. For a further discussion on the investment portfolio and the repositioning of the investment portfolio, see “Investment Portfolio.”
     Losses and Expenses
     A summary of the individual components of losses and expenses for the three months and six months ended June 30, 2008 and 2007 follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2008	2007	%	2008	2007	%

Net losses and loss adjustment expenses	$292,749	$41,893	599%	$514,008	$74,474	590%
Net change in premium deficiency	(15,000)	—	n/a	—	—
Policy acquisition costs	—	4,670	(100)	39,416	9,293	324
Other operating expenses (net of acquisition costs deferred)	27,238	10,716	154	41,344	21,047	96

Loss ratio	419.0%	60.1%	597	362.2%	55.7%	550
Expense ratio	39.4%	21.9%	80	32.2%	22.3%	44
Combined ratio	458.4%	82.0%	459	394.4%	78.0%	406
     Net losses and LAE are comprised of both paid losses and the increase in the loss and LAE reserve during the period. Net losses and LAE for the second quarter and first six months of 2008 increased significantly over the same periods of 2007 primarily due to significant increases in reserves as well as growth in paid losses.

     The following table provides detail on paid claims and the average severity for our Primary and Modified Pool insurance for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change

Paid claims:
Primary insurance	$48,187	$16,687	188.8%	$77,423	$33,134	134%
Modified Pool insurance	20,192	1,386	1,356.9	31,044	2,667	1,064

Total	$68,379	$18,073	278.3%	$108,467	$35,801	203%

Number of claims paid:
Primary insurance	919	540	70.2%	1,605	1,066	51%
Modified Pool insurance	363	52	598.1	530	106	400

Total	1,282	592	116.6%	2,135	1,172	82%

     The amount of paid claims increased significantly during second quarter and the first half of 2008 compared to the respective periods of 2007. The growth rate in the amount of paid claims outpaced the growth rate in the number of paid claims due to a significant increase in average severity on claims paid. Average severity on claims paid increased from $30,500 in the second quarter of 2007 to $53,300 during the second quarter of 2008. This increase was primarily the result of larger loan sizes on the claims paid and is reflective of (i) the development of the more recent vintage years, specifically the 2005, 2006 and 2007 vintage years, which have significantly higher average loan sizes than previous books, (ii) an increase in paid claims relating to loans originated in the distressed markets, which have significantly higher average loan sizes in general than other states, and (iii) a reduced ability to mitigate losses.
     The following table reflects the average loan size and average per policy risk in force by vintage year. As each of the more recent vintage years season and enter the period of peak defaults, the amount of risk per default and, ultimately, the amount of paid claims as well as the average paid claim are expected to increase. Furthermore, the 2006 and 2007 books are exhibiting adverse development patterns and thus are expected to impact the amount of paid claims and the average paid claim earlier than what we have experienced historically.

	Primary		Modified Pool
	Average	Average	Average	Average
	Loan Size	Insured Risk	Loan Size	Insured Risk
Vintage Year
2002 and Prior	$105,257	$26,779	$78,962	$25,576
2003	117,560	28,317	144,123	42,564
2004	131,417	34,908	148,536	44,066
2005	156,526	40,937	177,739	57,859
2006	207,866	53,699	262,090	69,578
2007	208,179	56,278	272,252	79,505
2008	203,033	46,411	—	—

Overall Average	$171,444	$44,615	$208,647	$60,897
     Beginning in late 2006, we experienced a reduction in our ability to reduce the severity of our claims paid through our traditional mitigation processes, which was related to weakness in the housing market at that time. Subsequent declines in home prices across almost all markets with significant declines in the distressed markets have significantly impacted our ability to mitigate losses on paid claims. In some cases, properties for which loans have defaulted are sold during the foreclosure process, which generally reduces our loss. When the property does not sell prior to foreclosure, or sells after foreclosure but prior to when the claim is paid, we often pay the full amount of our coverage, which we call a full option settlement. Full option settlements as a percentage of our paid claims have generally increased since the fourth quarter of 2006. During the second half of 2007 and continuing into the first half of 2008, the rapid decline in home prices in certain markets coupled with the overall uncertainty in the housing markets on a national basis had a significant negative impact on our ability to mitigate claims and negatively impacted the average severity.
     As illustrated under “Insurance and Risk in Force,” we are insuring a larger percentage of mortgages in excess of $250,000. Claim payments on larger mortgages are greater even if coverage percentages remain constant. Claim payments on these larger mortgages are reflected in the increase in average severity during the first half of 2008. We expect severity will continue to trend upward as the more recent vintage years, which contain the majority of the mortgages in excess of $250,000, continue to age. Additional deterioration in the housing market could further reduce our loss mitigation opportunities, which could lead to an increase in severity.
     The table below provides the gross cumulative paid loss ratios by certificate year (calculated as direct losses paid divided by direct premiums received, in each case for a particular policy year) that have developed through June 30, 2008 and 2007. The data below excludes the effects of reinsurance.

	Cumulative Paid Loss Ratios as of June 30,
Certificate Year	2008	2007
1996	14.6%	14.5%
1997	10.3	10.1
1998	6.9	6.7
1999	9.9	9.7
2000	35.5	35.2
2001	31.9	30.0
2002	32.7	31.0
2003	18.3	15.0
2004	21.1	14.4
2005	35.2	9.9
2006	29.3	1.8
2007	5.3	—
2008	—	—
     The table above reflects relatively higher cumulative ratios of losses paid to premium received for the 2000 through 2002 policy years at this stage of development. This is due, in part, to a large portion of this business being refinanced in subsequent years and the resulting lower aggregate level of premiums received for these policy years. As discussed in Item 1, “Business” of our Annual Report on Form 10-K for the year ended December 31, 2007, we generally anticipate making higher claim payments in the second through the fifth years after the loan is originated. The more recent vintage years have developed at a much faster rate from a default and paid claim perspective than the historical trends primarily due to the rapid decline in housing markets.
     Net losses and loss adjustment expenses also include the change in reserves for losses and loss adjustment expenses. The following table provides further information about our loss reserves excluding the effects of captive reinsurance at June 30, 2008, December 31, 2007 and June 30, 2007:

	June 30,	December 31,	June 30,
(dollars in thousands)	2008	2007	2007

Primary insurance:
Reserves for reported defaults	$530,733	$251,316	$89,752
Reserves for defaults incurred but not reported	62,154	40,691	9,382

Total Primary insurance	592,887	292,007	99,134

Modified Pool insurance:
Reserves for reported defaults	193,506	54,876	20,482
Reserves for defaults incurred but not reported	17,689	8,340	1,004

Total Modified Pool insurance	211,195	63,216	21,486

Reserve for loss adjustment expenses	13,180	4,716	1,441

Total reserves for losses and loss adjustment expenses	$817,262	$359,939	$122,061

     The following table shows the change in reserves for losses and LAE excluding the effects of captive reinsurance for the three and six months ended June 30, 2008 and June 30, 2007:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change

Increase in reserve for losses and loss adjustment expenses	$269,496	$23,340	1,055%	$457,323	$37,709	1,113%
     Reacting to the rapidly changing housing markets and the shifting mix in the composition of our defaults, such as geographic location, loan size and policy year, we have increased reserves by 570% from a year ago, and 127% for the first six months of 2008. The increase in reserves reflects a growing number of loans in default and an increase in the average risk in default. In addition, we experienced a general decline in our cure rates on reported defaults during 2007 that has continued into the first half of 2008. Our reserving model incorporates management’s judgments and assumptions regarding the impact of the current housing and economic environment on the estimate of the ultimate claims we will pay on loans currently in default. To reflect the significant changes in the housing marketplace and economy that has occurred over the past year, both the frequency and severity factors utilized in the calculation of the reserve have increased since June 30, 2007, which also impacted the size of the reserve increase. Future economic conditions surrounding the housing or mortgage markets could significantly impact the development of our default inventory and the ultimate amount of claims paid.

     Although defaults increased across the board geographically, defaults in the distressed markets increased 507% from June 30, 2007 to June 30, 2008. Defaults related to the remaining states, excluding the distressed markets, increased 83% from June 30, 2007 to June 30, 2008. Additionally, the higher average loan balance in the distressed market states has resulted in a significantly higher reserve per default, all else being equal, compared to the rest of the portfolio. As of June 30, 2008, the gross case reserve per default for distressed market states was $38,100, compared to the gross case reserve per default of $23,300 for the remaining states.
     The following table indicates the growth in both the gross risk in default in these four distressed market states and reserves attributable to these states at June 30, 2008, December 31, 2007 and June 30, 2007. The gross reserves related to the distressed market states were 58% of total gross reserves at June 30, 2008, compared to 29% at June 30, 2007. Additionally, at June 30, 2008, these four states had average loan balances of $250,000 compared to $161,000 for the remainder of the portfolio, which increases the potential adverse impact that further defaults in these distressed markets may have on future growth in risk in default and reserves.

	June 30,	December 31,	June 30,
(dollars in thousands)	2008	2007	2007

Gross Risk In Force:
California	$2,629,211	$2,683,853	$2,644,006
Florida	2,057,036	2,120,745	2,084,041
Arizona	938,772	978,132	941,315
Nevada	536,340	553,708	542,787

Total Distressed Market States	$6,161,359	$6,336,439	$6,212,150

Total Gross Risk in Force	$17,908,367	$18,534,333	$18,048,443

% in Distressed Market States	34.4%	34.2%	34.4%

% of Gross Risk in Default:
California	23.3%	19.1%	13.2%
Florida	23.0%	19.6%	13.4%
Arizona	6.1%	5.3%	3.8%
Nevada	4.2%	3.8%	3.6%

Total Distressed Market States	56.6%	47.8%	34.0%

% of Gross Reserves:
California	23.3%	18.3%	11.3%
Florida	24.6%	19.9%	10.9%
Arizona	6.2%	5.4%	3.4%
Nevada	4.2%	3.9%	2.8%

Total Distressed Market States	58.4%	47.4%	28.5%
     Our default inventory has shifted and certificates originated during 2006 and 2007 comprise 59.3% of our loans in default, but 71.2% of the risk in default at June 30, 2008. The difference in percentages of loans in default and risk in default reflects the higher loan amounts and a changing mix of our business. To illustrate the impact of the changes in the frequency and severity factors utilized in the reserve model, the following table details the amount of risk in default and the reserve balance as a percentage of risk at June 30, 2008 and 2007.

	June 30,	December 31,	June 30,
(dollars in thousands)	2008	2007	2007

Gross Case Reserves as a percentage of risk in default (1)	45.0%	36.6%	26.9%

(1)	Reflects gross case reserves, which excludes IBNR and ceded reserves, as a percent of risk in default for total primary delinquent loans and total modified pool delinquent loans.
     The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.
     The following table shows default statistics as of June 30, 2008 and 2007:

	June 30,	December 31,	June 30,
(dollars in thousands)	2008	2007	2007

Total business:
Number of insured loans in force	365,649	378,907	371,888
With deductibles	55,478	59,592	64,292
Without deductibles	310,171	319,315	307,596
Number of loans in default	26,601	16,821	9,853
With deductibles	6,221	4,072	2,508
Without deductibles	20,380	12,749	7,345
Percentage of loans in default (default rate)	7.28%	4.44%	2.65%
Percentage of loans in default excluding deductibles	6.57%	3.99%	2.39%

Primary insurance:
Number of insured loans in force	267,689	273,798	258,163
Number of loans in default	16,075	10,419	5,940
Percentage of loans in default	6.01%	3.81%	2.30%

Modified Pool insurance:
Number of insured loans in force	97,960	105,109	113,725
With deductibles	55,456	59,569	64,267
Without deductibles	42,504	45,540	49,458
Number of loans in default	10,526	6,402	3,913
With deductibles	6,221	4,072	2,508
Without deductibles	4,305	2,330	1,405
Percentage of loans in default	10.75%	6.09%	3.44%
Percentage of loans in default excluding deductibles	10.13%	5.12%	2.84%

Primary Alt-A business (included in above):
Number of insured loans in force	33,660	35,980	34,955
Number of loans in default	5,861	3,102	1,207
Percentage of loans in default	17.41%	8.62%	3.45%
     We do not provide reserves on Modified Pool defaults with deductibles until the incurred losses for that transaction reach the deductible threshold. At June 30, 2008, 21 structured bulk transactions with deductibles as part of the structure had incurred losses that had exceeded these individual deductible amounts. The reserves recognized for these 21 contracts added $80.8 million to reserves at June 30, 2008. Based upon rapid growth in the reported defaults during 2007 and continuing into the first half of 2008 and the significant amount of early payment defaults in some of our 2006 and 2007 vintage year structured bulk transactions, we believe that we will continue to provide additional reserves on these and additional structured bulk transactions with deductibles.
     Given the current state of the mortgage and housing market and the composition and age of our insured portfolio, we anticipate that our number of loans in default for our entire portfolio will continue to increase. Accordingly, we expect reserves to continue to increase as our business, specifically the 2006 and 2007 vintage years, continues to season. We expect the overall default rate to increase as well as the number of loans in default to increase. The default rate is also affected by the number of policies in force, which is the denominator in the default rate calculation. The decreased production in the second half of 2007 and in the first half of 2008, combined with our decision to cease issuing commitments for mortgage insurance, is also expected to result in an increase in the default rate compared to the rate that would result if our production were consistent with 2007 levels. We also expect default rates to increase for business that has increased risk characteristics such as Alt-A loans, higher LTV loans and PNAM ARMs.
     As discussed earlier, we have experienced a faster and more severe increase in both defaults and claims on our 2006 and early 2007 vintage years. As discussed in Item 1, “Business” in our annual report on Form 10-K for the year ended December 31, 2007, generally our master policies provide that we are not liable to pay a claim for loss if the application for insurance regarding the loan in question contains fraudulent information, material omissions or misrepresentations that would increase the risk characteristics of the loan. We are currently reviewing the majority of the claims for losses and defaults that occur soon after loan origination, especially with respect to the 2006 and 2007 vintage years, to determine whether the limitations on our liability contained in our master policies are applicable. Triad’s ability to rescind or deny coverage as described above with respect to certain loans originated by American Home Mortgage, formerly one of our largest customers, is limited, and is the subject of a lawsuit that American Home Mortgage filed against Triad on November 5, 2007. We expect rescissions or denials of coverage for additional loans originated by American Home Mortgage for similar reasons, which may be the subject of further litigation. Management currently does not expect the American Home Mortgage rescission or denial of coverage litigation to have a material adverse impact on our results of operations or financial condition.
     As part of our overall risk management strategy, we have entered into excess of loss captive reinsurance agreements with several of our lender customers. As detailed in Item 1, “Business” in our annual report on Form 10-K for the year ended December 31, 2007, we retain the first loss position on the first aggregate layer of risk and reinsure the second finite layer with the captive reinsurer with each separate policy year standing on its own. During 2007, for the first time since the establishment of these captives, certain captives exceeded their first loss layer in incurred losses, which resulted in the ceding of reserves related to specific book years. At June 30, 2008, we ceded reserves of $62.7 million to twelve different captive reinsurers, all of which are supported by trust balances at the individual captives. At June 30, 2008, actual paid losses exceeded the first layer of two captive reinsurers. If the current default and paid claim trends continue, we expect other vintage year layers and other captives to reach the attachment points on both incurred losses and paid claims, especially the 2006 and 2007 vintage years that have experienced a higher default rate at a faster pace than we have seen historically.

Premium Deficiency
     At March 31, 2008, we established a premium deficiency reserve because the present value of our estimated future paid losses and expenses, net of the present value of our estimated future renewal premiums, exceeded our existing net reserves. We recalculate the premium deficiency reserve each subsequent quarter.
     At June 30, 2008, the present value of the expected future cash outflows on a gross basis amounted to $2.0 billion while the present value of the expected future cash inflows, again on a gross basis, amounted to $1.3 billion, resulting in an expected shortfall of $692 million on a gross basis. This expected shortfall is then compared to the total net reserves of $780 million, and as the net reserve is greater than the shortfall, no premium deficiency exists at June 30, 2008. This was primarily the result of the $219 million increase in loss reserves during the second quarter without any significant changes to the assumptions used in calculating the expected future cash outflows and inflows. We believe the current assumptions are appropriate and we will continue to monitor these assumptions for any significant new development. We will modify the assumptions accordingly if our actual experiences differ from our assumptions.
     The computation of the premium deficiency requires significant judgments regarding the assumptions utilized in the expected future cash flows. The most significant assumptions utilized are the amount and timing of expected paid claims and the expected persistency of the renewal premiums. The rapidly changing economic landscape could significantly alter the assumptions utilized in the premium deficiency computation going forward, which could introduce a significant amount of volatility into the results of this computation. See “Update on Critical Accounting Policies and Estimates” later in this report for a discussion of the sensitivities surrounding this computation.
Expenses and Taxes
     As a result of the establishment of a premium deficiency reserve at March 31, 2008, we wrote off the remaining DAC asset balance of $34.8 million during the first quarter of 2008. Furthermore, we did not capitalize any costs to acquire new business in the second quarter of 2008. As such, there was no DAC amortization during the second quarter of 2008.
     Other operating expenses for the first three months of 2008 increased 154% over the one-year prior period. During the second quarter of 2008, several non-recurring charges totaling approximately $12.1 million were recognized and were primarily responsible for this large increase. These non-recurring items related primarily to severance costs and lease termination costs incurred as we prepared to transition our business to run-off. Other non-recurring expenses related to ending negotiations with Lightyear Capital and amounted to approximately $2.2 million. Additionally, in connection with our decision to establish a premium deficiency reserve as of March 31, 2008 and write off the DAC asset, we did not capitalize approximately $4.5 million of acquisition costs incurred during the second quarter of 2008, which were recognized as other operating expenses. We do not expect material acquisition costs during the remainder of 2008 as we ceased issuing commitments for mortgage insurance effective July 15, 2008. Other operating expenses for the first six months of 2008, which increased 96% from the first six months of 2007, were further impacted by capital raising activities, personnel reductions, and terminating our efforts in Canada, all of which occurred in the first quarter of 2008.
     Our effective tax rate was 13.7% and 20.2%, respectively, for the three months and six months ended June 30, 2008 compared to 22.7% and 25.5% for the same periods of 2007. Accounting for income taxes for interim financial reporting requires the expected annual tax rate to be applied to the interim period financial statements. During the second quarter of 2008 the calculation of effective annual tax rate changed and, as of June 30, 2008, the expected annual tax rate was a benefit of 20.2%. This compares to an expected annual tax rate of 27.5% calculated at the end of the first quarter of 2008. The tax benefit recorded in the second quarter of 2008 reflects the adjustment to reduce the rate used at the end of the first quarter to the estimated annual rate calculated as of June 30, 2008. The decrease in the effective tax rate from 2007 is due primarily to the net loss realized during the first six months of 2008, the resulting elimination of the contingency reserve, and the inability to recognize the expected net operating loss carry forward.
     Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves. As a result of operating losses for 2007 and through the second quarter of 2008, the previously established contingency reserve was released earlier than the scheduled ten years in an amount that offset the operating loss for federal tax reporting purposes. Accordingly, the previously purchased Tax and Loss Bonds associated with the contingency reserve release were redeemed earlier than originally scheduled. Substantially all previously purchased Tax and Loss Bonds have been redeemed (approximately $63.2 million were redeemed after June 30, 2008); however we expect to continue to incur operating losses for tax purposes for which we will be unable to record a tax benefit. We expect to generate net operating loss carry forwards for federal income tax reporting purposes for which we will be unable to receive any immediate benefit in our statement of operations.
Financial Position
     Total assets at June 30, 2008 declined by $69.1 million from December 31, 2007. The decline in total assets reflected the liquidation of certain assets in connection with the repayment of the $80.0 million credit facility and the write-off of the remaining $34.8 million of DAC in connection with the premium deficiency in the first quarter of 2008, offset by an increase of $55.3 million of ceded reinsurance recoverable from lender captives. Total liabilities increased to $922.9 million at June 30, 2008 from $634.0 million at December 31, 2007. The growth in total liabilities included an increase of $457.3 million in gross reserves for losses during the first half of 2008. This increase was offset by decreases of $80.0 million related to the repayment of the credit facility in the first quarter of 2008 and a $92.9 million decline in deferred income taxes related to the losses incurred in the first six months of 2008.
     This section identifies several items on our balance sheet that are important in the overall understanding of our financial position. These items include deferred policy acquisition costs, prepaid federal income tax and related deferred income taxes, and the premium deficiency reserve. The majority of our assets are included in our investment portfolio. A separate Investment Portfolio section follows the Financial Position section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk within the investment portfolio.
     Deferred Policy Acquisition Costs
     Prior to the need for the establishment of a premium deficiency initially recognized at March 31, 2008, we capitalized costs to acquire new business as DAC and recognized these as expenses against future gross profits. In accordance with generally accepted accounting principles, we regularly prepare an analysis to determine if the DAC asset on our balance sheet is recoverable against the future profits in the existing book of business. At March 31, 2008, we determined that the net present value of the estimated future cash flows on the remaining book of business exceeded the recorded reserves (net of the unamortized DAC) which required the establishment of a premium deficiency reserve, which is discussed in more detail below under “Liquidity and Capital Resources — Premium Deficiency.” The actual mechanics of recording the premium deficiency reserve require that we first reduce the DAC balance to zero before recording any additional premium deficiency reserve. Therefore, we wrote down the DAC asset by $34.8 million in the first quarter of 2008. We did not capitalize any costs to acquire new business in the second quarter of 2008, but included such costs in the line item “Other operating costs” on the statement of operations.
     Prepaid Federal Income Taxes and Deferred Income Taxes
     While we were reporting income, we purchased Tax and Loss Bonds to take advantage of a special contingency reserve deduction that mortgage guaranty companies are allowed for tax purposes. We recorded these bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that are scheduled to become current in ten years, when the contingency reserve is scheduled to be released, and the Tax and Loss Bonds are scheduled to mature. The scheduled proceeds from the maturity of the Tax and Loss Bonds are used to fund the income tax payments that would be due in the same year as a result of the scheduled reversal of the contingency reserve for tax purposes.
     Deferred income taxes are provided for the differences in reporting taxable income in the financial statements and on the tax return. The largest cumulative difference is the special contingency reserve deduction for mortgage insurers mentioned above. During the first half of 2008, deferred income taxes declined by $92.9 million, primarily the result of the reversal of the contingency reserve mentioned above. The remainder of the deferred tax liability has primarily arisen from book and tax reporting differences related to DAC and unrealized investment gains (losses).
     In years when the taxable income of a mortgage insurer results in a loss before the application of the special contingency reserve, the prior contingency reserve that was established can be reversed earlier than originally scheduled (effectively recognizing as taxable income the prior contingency reserve that had previously been deferred) to offset the current year loss. When the special contingency reserve for tax purposes is reversed earlier than scheduled to offset a current year operating loss, the Tax and Loss Bonds can be redeemed earlier than originally scheduled. In the first half of 2008, we reversed $305.8 million of contingency reserve and redeemed $52.3 million of Tax and Loss Bonds with more redemptions expected during the third quarter. During the second half of 2007, we reversed $113 million of contingency reserves for tax purposes earlier than originally scheduled and redeemed $51 million of Tax and Loss Bonds related to that reversal.
     Substantially all of the remaining Tax and Loss Bonds, amounting to approximately $63.2 million, have been redeemed subsequent to June 30, 2008; nevertheless, we may continue to generate operating losses. If operating losses continue beyond 2008, it is unlikely we will be able to recognize any tax benefit from these losses in our financial statements until the losses are utilized.
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
     Each subsequent quarter, we recalculate the amount of the premium deficiency reserve, if any, on our remaining insurance in force. The need to establish a premium deficiency will change from quarter to quarter primarily as a result of two factors. First, it will change as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items will be reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserves will have an effect (either positive or negative) on that period’s results. Second, the premium deficiency will change as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining in force change. Changes to these assumptions will also have an effect on results of the period when the change is made.
     During the second quarter of 2008, we did not make any significant changes to the assumptions utilized in projecting the estimated future cash outflows and inflows as actual experience was consistent with our assumptions. Therefore, at June 30, 2008, the projected cash shortfall consisting of the present value of the net outflows and inflows remained relatively consistent with those calculated at March 31, 2008. However, during the second quarter of 2008, we added approximately $219 million of additional reserves based upon the actual defaults reported to us as well as the normal provision for IBNR at June 30, 2008. This significant addition of reserves during the second quarter of 2008 eliminated the need for a premium deficiency reserve at June 30, 2008. As a result, we reversed the premium deficiency reserve initially established at March 31, 2008, of $96.1 million as well as the reinsurance recoverable from lender captives of $81.1 million.

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
     Historically, the majority of our investment portfolio has been comprised of tax-preferred state and municipal fixed income securities. Given the operating losses realized by the Company in the previous four quarters, we do not expect to realize the tax-advantage previously provided by state and municipal fixed income securities. As a result, the Company made the decision in the second quarter of 2008 to restructure the investment portfolio into taxable publicly-traded securities, primarily corporate debt obligations, asset-backed securities, and mortgage-backed securities. Furthermore, as we expect cash flow from operations to be negative in 2009, we expect the proceeds from the maturity and sale of securities will be required to fund the shortfall. In connection with our repositioning of our investment portfolio, we are positioning the portfolio with a shorter duration in order to match the maturities with the anticipated cash needs.
     The following table shows the growth and diversification of our investment portfolio:

	June 30, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed maturity securities:
U. S. government obligations	$13,280	1.5%	$11,762	1.5%
State and municipal bonds	381,442	43.9%	673,264	85.8%
Corporate bonds	363,098	41.8%	40,605	5.2%
Mortgage-backed bonds	86,131	9.9%	—	0.0%

Total fixed maturities	843,951	97.1%	725,631	92.5%
Equity securities	1,749	0.2%	2,162	0.3%

Total available-for-sale securities	845,700	97.3%	727,793	92.8%
Short-term investments	23,322	2.7%	56,746	7.2%

	$869,022	100.0%	$784,539	100.0%

     The following table shows the results of our investment portfolio for the three months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007

Average investments at cost or amortized cost	$811,592	$664,416	$818,051	$634,566
Pre-tax net investment income	$9,175	$7,673	$18,722	$15,022
Tax-equivalent yield-to-maturity	5.6%	6.6%	5.6%	6.6%
Pre-tax realized investment (losses) gains	$(3,799)	$(3,867)	$(1,096)	$(3,105)
     The pre-tax yield is comparable for all periods as the taxable securities purchased during the second quarter of 2008 generally have a lower duration but a similar yield as the longer duration municipals that comprised the majority of the portfolio during the first six months of 2007.
     Unrealized Gains and Losses
     The following table summarizes by category our unrealized gains and losses in our securities portfolio at June 30, 2008:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Fixed maturity securities:
U. S. government obligations	$13,275	$116	$(111)	$13,280
State and municipal bonds	376,642	5,014	(214)	381,442
Corporate bonds	364,605	635	(2,142)	363,098
Mortgage-backed bonds	85,798	430	(97)	86,131

Subtotal, fixed maturities	840,320	6,195	(2,564)	843,951
Equity securities	2,270	—	(521)	1,749
Short term investments	23,322	—	—	23,322

Total securities	$865,912	$6,195	$(3,085)	$869,022

     These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. Taxable securities typically exhibit greater volatility in value than tax-preferred securities and thus we expect greater volatility in unrealized gains and unrealized losses going forward. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. The largest individual unrealized loss on any one security at June 30, 2008 was approximately $241 thousand on a corporate bond with an amortized cost of $5.1 million. Gross unrealized gains and (losses) at June 30, 2008 were $6.2 million and $(3.1) million, respectively.

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

	June 30, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed Maturities:
U.S. treasury and agency bonds	$13,280	1.6%	$11,762	1.6%
AAA	255,012	30.2	518,769	71.5
AA	283,125	33.5	150,820	20.8
A	269,359	31.9	25,774	3.6
BBB	11,722	1.4	8,738	1.2
BB	1,823	0.2	1,072	0.1
CCC	4,251	0.5	5,591	0.8
CC and lower	—	—	2	0.0
Not rated	5,379	0.6	3,103	0.4

Total fixed maturities	$843,951	100.0%	$725,631	100.0%

Equity Securities:
Preferred stocks:
AA	$705	40.3%	$745	34.5%
A	509	29.1	883	40.8
BBB	535	30.6	534	24.7

	1,749	100.0	2,162	100.0
Common stocks	—	—	—	—

Total equity securities	$1,749	100.0%	$2,162	100.0%

     The change in the credit quality of the portfolio is primarily due to the restructuring of the portfolio out of tax-preferred securities and into taxable securities. Most municipal and state tax-preferred securities historically carried credit ratings of “AAA” as a result of credit enhancements provided by financial guaranty insurers. The credit rating of a bond will carry the higher of a financial guarantors’ credit rating or the credit rating on the bonds’ underlying credit qualities if such a credit rating exists. Taxable securities generally do not have credit enhancements and the credit rating reflects the securities’ underlying credit qualities.

     The following table indicates the credit quality of our fixed maturity portfolio with and without the benefit of the credit enhancements as provided by financial guaranty insurers at June 30, 2008:

			Credit Quality Without
	Credit Quality With Benefit		Benefit of Credit
	of Credit Enhancements		Enhancements
(dollars in thousands)	Amount	Percent	Amount	Percent

U.S. treasury and agency bonds	$13,280	1.6%	$13,280	1.6%
AAA	255,012	30.2	178,655	21.2
AA	283,125	33.5	248,330	29.4
A	269,359	31.9	340,009	40.3
BBB	11,722	1.4	16,803	2.0
BB	1,823	0.2	3,918	0.5
CCC	4,251	0.5	—	—
CC and below	—	—	—	—
Not rated	5,379	0.6	42,956	5.1

Total Fixed Maturities	$843,951	100.0%	$843,951	100.0%

     As of June 30, 2008, we were not directly exposed to the risk of financial guaranty insurer default because we did not invest directly in any financial guaranty insurers. We were, however, indirectly exposed to the risk of financial guaranty insurer default through the credit enhancements provided on the majority of our state and municipal fixed maturity bond portfolio as of June 30, 2008.
     At June 30, 2008, our state and municipal bond portfolio amounted to $381.4 million, with approximately $301.0 million containing credit enhancements from financial guaranty insurers. We attempt to limit our indirect exposure to financial guaranty insurer default by spreading our exposure among some of the larger, better known financial guaranty insurers. The following table indicates the approximate exposure to and percentage of our credit enhanced state and municipal bond portfolio:
Financial Guarantors

	Credit Enhanced State and
	Municipal Portfolio
(dollars in thousands)	Amount	Percent

MBIA	$75,970	25.2%
FSA	46,272	15.4
FGIC	62,112	20.6
AMBAC	73,633	24.5
Others (four companies)	42,991	14.3

Total	$300,978	100.0%

     We regularly review our entire investment portfolio to identify securities that may have suffered impairments in value that will not be recovered, termed “potentially distressed securities.” If a decision is made to sell a security or type of security, we would recognize an impairment loss on those securities whose book value was greater than the market value. The impairment loss would be recognized at the time the decision to sell the security was made. In the second quarter of 2008, we made the decision to liquidate the tax-preferred bond portfolio and recognized a resulting impairment loss of approximately $7.5 million specifically on that portfolio.
     In identifying potentially distressed securities where a decision to sell a security has not been made, we screen all securities held with a particular emphasis on those that have a fair value to cost or amortized cost ratio of less than 80%. Additionally, as part of this identification process, we utilize the following information:
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
     When we conclude that a decline is other than temporary, the security is written down to fair value through a charge to realized investment gains and losses. We adjust the amortized cost for securities that have experienced other-than-temporary impairments to reflect fair value at the time of the impairment. We consider factors that lead to other-than-temporary impairment of a particular security in order to determine whether these conditions have impacted other similar securities.
     Of the approximate $3.1 million of gross unrealized losses at June 30, 2008, securities with a fair value to cost or amortized cost ratio of less than 90% had a combined unrealized loss of approximately $521 thousand.
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

     Realized Gains (Losses) and Impairments
     Realized gains (losses) include both write-downs of securities with other-than-temporary impairments and gains (losses) from the sales of securities. Net realized losses for the second quarter of 2008 totaled $3.8 million. The net realized loss was composed of: (1) an impairment loss of $7.5 million on municipal securities as a result of our decision to restructure the investment portfolio and liquidate our municipal holdings and hence no longer had the intent to hold these securities until they recover in value, and (2) a gain of $3.7 million from the sale of securities, primarily the municipal securities, during the quarter.
Liquidity and Capital Resources
     Generally, our sources of operating funds consist of premiums written and investment income. Operating cash flow has historically been applied to the payment of claims, interest, expenses and prepaid federal income taxes in the form of Tax and Loss Bond purchases. However, in recent quarters, the early redemption of Tax and Loss Bonds due to our operating losses has provided a source of funds. See “Prepaid Federal Income Taxes and Deferred Income Taxes” for additional information concerning the Tax and Loss Bonds. We redeemed $52.3 million of Tax and Loss Bonds in the second quarter of 2008 related to the operating loss in the first quarter of 2008 and redeemed an additional $63.2 million of Tax and Loss Bonds subsequent to June 30, 2008.
     We generated positive cash flow from operating activities of $78.2 million during the first six months of 2008 compared to $73.6 million in the first half of 2007. The small growth in cash flow from operations compared to the first half of 2007 reflects the growth in premiums and the redemption of Tax and Loss Bonds mentioned above, offset by a significant increase in paid losses and higher operating expenses.
     In the first half of 2008, we experienced significant operating losses, primarily the result of an increase in net loss reserves of $393.5 million, which did not impact our operating cash flow. Generally, there is about a 12 to 18 month delay from when reserves are initially established on a default to when a claim is ultimately paid. In the first half of 2008, direct paid losses amounted to $108.5 million compared to $35.8 million for the first six months of 2007. However, we expect paid losses to increase significantly during the remainder of 2008 and into 2009. We anticipate almost all of this cash outflow requirement related to the payment of claims in 2008 will be met by premiums, investment income, and the early redemption of Tax and Loss Bonds; however, the liquidation of some short-term investments may be required to meet the expected claim payment requirements in 2008. As described under “Investment Portfolio,” we are in the process of repositioning our investment portfolio to convert from a primarily tax-preferred portfolio to a taxable portfolio and attempting to match the maturities of the recent purchases to our anticipated cash needs in 2009 and 2010 to fund the cash needs necessary to pay anticipated claims. See “Investment Portfolio” for more information concerning the repositioning.
     Positive operating cash flows are invested, even on a short term basis, pending the need for the payment of claims and expenses. We are presently repositioning our portfolio to shorten the effective duration. Maturities within our fixed income investment portfolio are being structured to provide options to reinvest those funds or have such funds available to meet operating cash needs, such as the payment of claims. At June 30, 2008, maturities scheduled within the next twelve months within our fixed income portfolio amount to $150.0 million. An operating cash flow shortfall could be funded through sales of short-term investments and other investment portfolio securities. Our business does not routinely require significant capital expenditures other than for enhancements to our computer systems and technological capabilities.
     The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay its parent company. These restrictions, based on statutory accounting practices, include requirements that dividends may be paid only out of statutory earned surplus and that limit the amount of dividends that may be paid without prior approval of the Illinois Division of Insurance. In addition to these statutory limitations on dividends, Illinois regulations provide that a mortgage guaranty insurer may not declare any dividends except from undivided profits remaining on hand over and above the amount of its policyholder reserve. In the second quarter of 2007, Triad declared and paid a dividend of $30 million to its parent company to partially fund the initial capital required to commence business in Canada. In the fourth quarter of 2007, the parent company made an additional capital contribution of $50 million to Triad that was recorded as additional paid in capital on the books of Triad. There were no capital transactions during the first half of 2008. As discussed previously, the corrective order from the Illinois Division of Insurance prohibits the payment of dividends by our insurance subsidiary to the parent corporation.
     Included in policyholders’ surplus of the U.S. insurance subsidiary, Triad, is a “surplus note” of $25 million payable to the registrant, its parent. The surplus note is included as statutory capital for the purpose of the calculation of all regulatory ratio analyses. The accrual of and payment of the interest on the surplus note must be approved by the Illinois Division of Insurance, which has broad discretion to approve or disapprove any such payment. Additionally, specific covenants of Triad’s surplus note prohibit the accrual of or payment of interest on the note if the most recently reported policyholders’ surplus is below the level at the time the note was originated. In June of 2008, we requested permission to accrue and pay the interest on the $25 million surplus note from the Illinois Division of Insurance. Our request was formally denied. Subsequently, a corrective order issued by the Illinois Division of Insurance prohibits our insurance subsidiary from paying interest on the surplus note to its parent corporation and we do not expect Triad will be able to pay any principal or interest on this note for the foreseeable future.
     The parent company has limited sources of cash flow. Debt service on the $35 million long-term debt amounts to $2.8 million per year and is paid by the parent company. The primary source of the cash flow for the parent company debt service has historically been the interest paid on the $25 million surplus note by our insurance subsidiary, which has provided $2.2 million on an annual basis. At June 30, 2008, the parent company had cash and cash equivalents of approximately $6.4 million. Subsequent to June 30, the parent company paid the regularly scheduled semi-annual debt service of $1.4 million and repatriated approximately $3.8 million of cash from its Canadian subsidiary that is in the process of liquidation. While we currently believe that the cash resources on hand at Triad will be sufficient to cover debt service on the $35 million long-term debt for at least the next two years, Triad will eventually have to refinance or retire this debt, seek approval from the Illinois Division of Insurance for dividends or payments on the surplus note or secure capital from other sources in order to meet its obligations on this debt.
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
     Total stockholders’ equity declined to $140.9 million at June 30, 2008, from $498.9 million at December 31, 2007 and $594.6 million at June 30, 2007. The decline in the first half of 2008 and from the preceding year was the result of continuing operating losses, including $348.8 million in the first six months of 2008.
     Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. The following table provides information regarding our statutory capital position at June 30, 2008, December 31, 2007 and June 30, 2007:

	June 30,	December 31,	June 30,
(dollars in millions)	2008	2007	2007

Statutory policyholders’ surplus	$192.1	$197.7	$102.9
Statutory contingency reserve	82.6	387.4	589.7

Total	$274.7	$585.1	$692.6

     During the second quarter of 2008, with the knowledge of the Illinois Division of Insurance, we recorded the full impact of the Excess of Loss reinsurance treaty (EOL treaty) for statutory reporting purposes based upon our understanding of the facts and circumstances and advice from outside counsel. We recorded a reinsurance recoverable, ceded loss reserves and accrued premiums in accordance with the terms of the contract, which had the effect of increasing policyholders’ surplus at June 30, 2008 by approximately $78 million. Therefore, at June 30, 2008, a difference exists between the net loss reserves and loss expense reported in the statutory financial statements and the financial statements prepared under generally accepted accounting principles.
     Prior to June 30, 2008, the primary differences between statutory policyholders’ surplus and equity computed under generally accepted accounting principles was the statutory contingency reserve, deferred policy acquisition costs (“DAC”) (reduced to $0 as of March 31, 2008 in connection with the establishment of a premium deficiency reserve) and deferred income taxes. Generally, mortgage insurance companies are required to add to the statutory contingency reserve through a charge to surplus an amount equal to 50% of calendar year earned premiums and retain the contingency reserve in the statutory statements for a period of ten years. The contingency reserve can be released earlier than the scheduled ten years if the loss ratio exceeds 35%. The loss ratio substantially exceeded 35% in the first six months of 2008 and marginally exceeded 35% in the first six months of 2007. Accordingly, we released approximately $305.8 million of contingency reserve in the first half of 2008, but did not release any contingency reserves in the first half of 2007.
     Triad ceased accepting commitments to write new mortgage commitments on July 15, 2008 and has begun the transition of its business to run-off. The risk-to-capital ratio, which is utilized as a measure by many states, rating agencies, and regulators to measure capital adequacy, is no longer relevant to Triad. Generally, states limit a mortgage insurer’s statutory risk-to-capital ratio to 25-to-1 and Triad had exceeded that at March 31, 2008 and had substantially exceeded that level at June 30, 2008 due to the losses recognized during the second quarter.
Off Balance Sheet Arrangements and Aggregate Contractual Obligations
     We had no material off-balance sheet arrangements at June 30, 2008.
     We lease office facilities, automobiles, and office equipment under operating leases with minimum lease commitments that range from one to five years. We have no capitalized leases or material purchase commitments.
     Our long-term debt has a single maturity date in 2028. There have been no material changes to the aggregate contractual obligations shown in our annual report on Form 10-K for the year ended December 31, 2007.
Update on Critical Accounting Policies and Estimates
     Our annual report on Form 10-K for the year ended December 31, 2007 describes the accounting estimates and assumptions that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. These critical accounting policies relate to the assumptions and judgments utilized in establishing the reserve for losses and loss adjustment expenses, determining if declines in fair values of investments are other than temporary, and establishing appropriate initial amortization schedules for DAC and subsequent adjustments to that amortization.
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

     Premium Deficiency
     A premium deficiency is recognized when the present value of the embedded estimated future loss from the existing insurance portfolio is greater than the existing net reserves. Computations of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premiums and present value of expected losses and expenses on our business. The present value of future premiums relies on, among other things, assumptions about persistency and repayment patterns on underlying loans. The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. Assumptions used in calculating the deficiency reserves can be affected by volatility in the current housing and mortgage lending industries. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency, the differences between the actual results and our estimate will affect future period earnings.
     The most critical assumptions that we utilize in the computation of the premium deficiency is the amount and timing of estimated future claim payments and the persistency assumptions related to the amount of future renewal premiums. We have made our best estimate of the future estimated claim payments, future estimated expenses paid, and future estimated renewal premiums received based upon the recent trends in our existing portfolio, our assumptions concerning the condition of the current and future housing markets, our understanding of the current economic conditions in the housing markets, and our projections about future changes that would impact the housing market. Home prices will have the most significant impact on the frequency and severity of future claims as well as the level of persistency impacting renewal premiums. Additional factors that could impact the assumption utilized in the premium deficiency computation include unemployment rates, interest rates, worsening general economic conditions, especially in certain geographic regions, and governmental intervention in the housing markets, among others. There have been a number of projections concerning house price depreciation and widely ranging views regarding the eventual economic impact of any potential recession. We evaluate relevant information and make our best estimate of the assumptions used to estimate future claims, expenses and claims.
     An initial premium deficiency was noted and recorded at March 31, 2008, with the net impact of writing off the remaining DAC of $34.8 million and a change in the premium deficiency reserve of $15.0 million. At June 30, 2008, we recalculated the premium deficiency reserve based upon the amount and timing of actual earned premiums, losses incurred (including actual paid losses and the increase in reserves during the second quarter) and expenses compared to our updated estimates of the embedded net loss in the existing portfolio. At June 30, we determined that a premium deficiency no longer existed primarily due to the significant increase in the reserves during the second quarter of 2008. As a result, we reversed the $15 million net change in the premium deficiency reserve. However, once the DAC has been written off, we are not allowed to restore it under generally accepted accounting practices.
     The estimation of the premium deficiency reserve requires assumptions as to future events, and there are inherent risks and uncertainties involved in making these assumptions. The computation is extremely sensitive to future economic conditions. Economic conditions that have impacted our judgment and affected our computation of the premium deficiency at June 30,

2008 may not necessarily affect development patterns in the future in either a similar manner or degree. To provide a measure of the sensitivity on pretax income, we have provided the following table that quantifies the impact of percentage increases and decreases in both the amount of paid claims and renewal premiums as of June 30, 2008:

Sensitivity Analysis as of June 30, 2008
Effect on Pretax Income from Changes
in Assumptions in the Premium
Deficiency Computation
Increase in Paid
	Decrease in Paid	Claims or Decrease
	Claims or Increase in	in Premium
	Premium Resulting	Resulting in a
	in an Increase in	(Decrease) in Pretax
(dollars in thousands)	Pretax Income	Income

5% Increase (Decrease) in the paid claims utilized in the computation of the premium deficiency.	$—	$(14,000)
5% Increase (Decrease) in the amount of premium utilized in the computation of the premium deficiency.	$—	$—
5% Increase (Decrease) in both the amount of paid claims and amount of premium utilized in the computation of the premium deficiency.	$—	$(79,000)
     As the table above reflects, due to the fact that the full $15.0 million of the previously established premium deficiency reserve was released at June 30, 2008, there would be no positive impact on pretax income from a decrease in paid claims or increase in premiums. The positive impact can only be realized if there is an existing premium deficiency reserve established. We believe there may be an increase in volatility of our financial results going forward as these factors are extremely sensitive to future economic events.
     Each quarter, we will recalculate the premium deficiency reserve on the remaining insurance in force. The premium deficiency reserve will primarily change from quarter to quarter as a result of two factors. First, it will change as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items will be reflected in our financial statements as earned premiums, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserves will have an effect (either positive or negative) on that period’s results. Second, the premium deficiency reserve will change as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining in force change. Changes to these assumptions will also have an effect on that period’s results. See “Premium Deficiency Reserve” under Financial Position above for further discussion of the premium deficiency reserve.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
     Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements relating to future plans, expectations and performance, which involve various risks and uncertainties. Because we ceased issuing new mortgage commitments effective July 15, 2008 and are in the process of transitioning our business into run-off, certain risk factors, primarily those associated with our ability to write new business and our competitive position as a mortgage insurer, which we previously included in our Exchange Act filings are no longer relevant to our business. Risks and uncertainties relating to Triad operating in run-off include, but are not limited to the following:
•	if we are unable to satisfy the enhanced regulatory obligations imposed on us in run-off, the Illinois Division of Insurance could impose penalties on us, place us in rehabilitation and impose further restrictions on our business or appoint a receiver to liquidate our insurance subsidiary;

•	if the significant assumptions utilized in the corrective plan related to the timing and amount of claims, the persistency of renewal premiums, and the expenses related to servicing the remaining portfolio prove to be materially and adversely inaccurate, the Illinois Division of Insurance may be forced to place Triad in rehabilitation or appoint a receiver to liquidate our business;

•	our ability to lower operating expenses to the most efficient level while still providing the ability to mitigate losses effectively as we transition to run-off status will have an impact on our financial performance in run-off;

•	whether we ultimately prevail in arbitration with the Excess-of-Loss reinsurance treaty will have an impact on our financial performance in run-off;

•	if housing prices continue to fall, additional borrowers may default and claims could be higher than anticipated;

•	if unemployment rates continue to rise, especially in those areas that have already experienced significant declines in home prices, defaults and claims could be higher than anticipated;

•	if we are unsuccessful in defending the American Home Mortgage lawsuit, our financial performance will be adversely affected;

•	a significant decline in interest rates coupled with an increase in available credit could increase refinancings and decrease the persistency of renewal premiums and the quality of our insurance in force;

•	ongoing credit tightening in the mortgage marketplace may continue and cause an increased number of defaults and paid claims due to the unavailability of refinancing options;

•	our financial condition could be affected by legislation or regulation impacting the mortgage guaranty industry or the GSEs specifically, and the financial services industry in general;

•	if we have failed to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans or face other remedies;

•	our performance may be impacted by changes in the performance of the financial markets and general economic conditions; and

•	further economic downturns in regions where we have larger concentrations of risk and in markets already distressed could have a particularly adverse effect on our financial condition and loss development.

     Accordingly, our actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in this report and other reports and statements that we file from time to time with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our market risk exposures at June 30, 2008 have not materially changed from those identified in our annual report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
a)	We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Act). Based on that evaluation, our management, including our CEO and CFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our reports under the Act. Disclosure controls and procedures include controls and procedures designed to ensure that management, including our CEO and CFO, is alerted to material information required to be disclosed in our filings under the Act so as to allow timely decisions regarding our disclosures. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

b)	There have been no changes in internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On November 5, 2007, American Home Mortgage Investment Corp. and American Home Mortgage Servicing, Inc. filed a complaint against Triad in the U.S. Bankruptcy Court for the District of Delaware. The plaintiffs are debtors and debtors in possession in Chapter 11 cases pending in the U.S. Bankruptcy Court. The lawsuit is an action for breach of contract and declaratory judgment. The basis for the complaint’s breach of contract action is the cancellation by Triad of its certification of American Home Mortgage’s coverage on 14 loans due to irregularities that Triad uncovered following the submission of claims for payment and that existed when American Home Mortgage originated the loans. The complaint alleges that these actions caused American Home Mortgage to suffer a combined net loss of not less than $1,132,105.51 and seeks monetary damages and a declaratory judgment. Since the initial filing, Triad has answered the complaint and filed a counterclaim that denied all liability for the claims of American Home Mortgage. During the quarter ended June 30, 2008, Triad filed a motion to amend its counterclaim to include 28 more loans for which Triad seeks to rescind or deny coverage. Triad expects to continue to rescind or deny coverage for additional loans originated by American Home Mortgage and intends to contest the lawsuit vigorously.
Item 1A. Risk Factors
By transitioning our business into run-off, our business is now subject to more comprehensive regulation and oversight by the Illinois Division of Insurance, which will continue on an ongoing basis for the foreseeable future. If we fail to satisfy applicable regulatory obligations, our business could be adversely affected and the market value of our common stock could be reduced or eliminated.
     By transitioning our business into run-off, we have significantly increased the oversight by the Illinois Division of Insurance of, and restrictions on, our business and operations. As a first step in this process, we have consented to the entry of a corrective order that (among other things) restricts transactions and the movement of funds between our insurance subsidiaries and the parent company without the Division’s permission and imposes additional financial reporting obligations on us. We must file a corrective plan with the Illinois Division of Insurance by August 15, 2008 that is acceptable to the Division and we must conduct our future operations in conformity with that plan, any corrective orders issued by the Division and other applicable regulatory requirements. This enhanced regulatory environment subjects us to numerous additional risks, including the following:
•	If we fail to file a corrective plan that is acceptable to the Illinois Division of Insurance or violate any orders or regulations, the Division could impose civil penalties on us or determine that we are operating in a condition that is hazardous to our policyholders or creditors and seek to place us in rehabilitation or appoint a receiver to liquidate our assets, in which case it is likely that the market value of our common stock would be reduced or eliminated and little or no funds would ever be available for distribution to our stockholders.

•	Restrictions on the movement of funds between our insurance subsidiary and the holding company could adversely affect our ability to pay operating expenses that were previously paid by our insurance subsidiary or to pay interest on our $35 million long-term debt. If we cannot pay such obligations, we may be forced to seek protection from creditors under Chapter 11 of the United States Bankruptcy Code.
As a mortgage insurer in run-off, the future value of our company will be tied directly to the future financial performance of our existing mortgage insurance in force, including the timing and amount of our claims payments, the persistency of our existing insurance in force and the level of our expenses. If our performance in the future varies significantly from the projections we use in our corrective plan, we may become insolvent or otherwise be unable to continue operations and may be forced into liquidation under the oversight of the Illinois courts, in which case the market value of our common stock could be reduced or eliminated.
     When we ceased writing new insurance on July 15, 2008, the future ultimate value of our company to its stockholders became primarily limited to the net proceeds, if any, that can be derived from our gross receipts (including the collection of premiums on our existing insurance in force and investment income) after the payment of claims and expenses. Any ultimate proceeds will not be determinable for a number of years and will depend on numerous factors both within and outside our control. The amount and timing of our future claims and losses will erode and may eliminate our book value on both a financial reporting and statutory accounting basis. If we experience losses earlier or at magnitudes greater than projected, or if other expectations we have with respect to our future premiums and expenses do not materialize, we may be become insolvent, which could result in a determination by the Illinois Division of Insurance that we are operating in a condition that is hazardous to our policyholders or creditors. In such event, the Division could seek to place us in rehabilitation or appoint a receiver to liquidate our assets, in which case it is likely that the market value of our common stock would be reduced or eliminated and little or no funds would ever be available for distribution to our stockholders.
Item 5. Other Information
     On August 5, 2008, our insurance subsidiaries, Triad Guaranty Insurance Corporation and Triad Guaranty Assurance Corporation (collectively, “TGIC”), entered into an agreed corrective order (the “Order”) with the Illinois Division of Insurance (the “Division”). Pursuant to the Order, TGIC has agreed, among other things, to the following:
•	By August 15, 2008, TGIC must file a written corrective plan with the Division that contains specified financial, business and operating information;

•	All stockholder dividends by TGIC to its parent company are prohibited without the prior approval of the Division;

•	All interest and principal payments on TGIC’s surplus note are prohibited without the prior approval of the Division;

•	TGIC is prohibited from making any payments or entering into any transaction that involves the transfer of assets to, or liabilities from, any affiliated parties without the prior approval of the Division;
•	TGIC must obtain prior written approval from the Division before entering into certain transactions with unaffiliated parties; and

•	TGIC must satisfy certain financial reporting requirements.
During the pendency of the Order, any failure by TGIC to comply with the terms of the Order could result in the imposition of fines or penalties by the Division or the Division could seek to place TGIC in rehabilitation or seek approval from the Illinois courts to appoint a receiver to liquidate TGIC’s assets.
Item 6. Exhibits
     The exhibits filed with this quarterly report on Form 10-Q are set forth in the Exhibit Index on page 50 and are incorporated herein by reference.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIAD GUARANTY INC.
Date: August 11, 2008
/s/ Kenneth W. Jones
Kenneth W. Jones
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.54	Letter agreement, dated July 17, 2008, between Triad Guaranty Inc. and Mark K. Tonnesen, previously filed as Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on July 17, 2008, and incorporated herein by reference.*

10.55	Letter agreement, dated July 17, 2008, between Triad Guaranty Inc. and William T. Ratliff, III, previously filed as Exhibit 10.55 to the Company’s Current Report on Form 8-K filed on July 17, 2008, and incorporated herein by reference.*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.