Form 10-Q
period 2008-09-30
TRIAD GUARANTY INC
filed 2008-11-10
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $0.01 per share, outstanding as of October 31, 2008, was 15,116,259.

TRIAD GUARANTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except per share data)	2008	2007
	(unaudited)	(audited)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $870,305 and $710,924)	$862,486	$725,631
Equity securities (cost: $615 and $2,520)	615	2,162
Short-term investments	27,619	56,746

Total invested assets	890,720	784,539

Cash and cash equivalents	47,818	124,811
Real estate acquired in claim settlement	3,661	10,860
Accrued investment income	10,808	10,246
Deferred policy acquisition costs	—	36,243
Prepaid federal income taxes	15	116,008
Property and equipment	9,556	11,421
Reinsurance recoverable, net	111,827	5,815
Other assets	27,551	32,910

Total assets	$1,101,956	$1,132,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Losses and loss adjustment expenses	$1,042,053	$359,939
Unearned premiums	16,870	17,793
Amounts payable to reinsurers	1,118	6,525
Deferred income taxes	22,889	123,297
Revolving line of credit	—	80,000
Long-term debt	34,527	34,519
Accrued interest on debt	584	1,355
Accrued expenses and other liabilities	12,314	10,574

Total liabilities	1,130,355	634,002
Commitments and contingencies — Note 4
Stockholders’ equity:
Preferred stock, par value $0.01 per share — authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — authorized 32,000,000 shares; issued and outstanding 15,116,259 shares at September 30, 2008 and 14,920,243 shares at December 31, 2007	151	149
Additional paid-in capital	112,665	109,679
Accumulated other comprehensive income, net of income tax liability of $6,475 at December 31, 2007	(7,913)	13,405
Retained earnings (accumulated deficit)	(133,302)	375,618

Total stockholders’ equity (deficiency in assets)	(28,399)	498,851

Total liabilities and stockholders’ equity	$1,101,956	$1,132,853

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2008	2007	2008	2007
Revenue:
Premiums written:
Direct	$79,041	$86,946	$252,987	$248,507
Ceded	(14,847)	(14,391)	(46,322)	(40,081)

Net premiums written	64,194	72,555	206,665	208,426
Change in unearned premiums	1,460	(465)	918	(2,656)

Earned premiums	65,654	72,090	207,583	205,770

Net investment income	10,349	8,370	29,071	23,392
Net realized investment (losses) gains	(6,519)	85	(7,615)	(3,020)
Other income	2	2	6	6

	69,486	80,547	229,045	226,148

Losses and expenses:
Net losses and loss adjustment expenses	231,194	106,813	745,202	181,287
Interest expense on debt	691	1,161	2,863	2,548
Policy acquisition costs	—	4,567	39,416	13,860
Other operating expenses (net of acquisition costs deferred)	8,726	11,686	50,070	32,733

	240,611	124,227	837,551	230,428

Loss before income tax benefit	(171,125)	(43,680)	(608,506)	(4,280)
Income tax benefit:
Current	(4,593)	(2,057)	(4,595)	1,468
Deferred	(6,437)	(9,774)	(94,991)	(3,248)

	(11,030)	(11,831)	(99,586)	(1,780)

Net loss	$(160,095)	$(31,849)	$(508,920)	$(2,500)

Loss per common and common equivalent share:
Basic	$(10.69)	$(2.15)	$(34.14)	$(0.17)

Diluted	$(10.69)	$(2.15)	$(34.14)	$(0.17)

Shares used in computing loss per common and common equivalent share:
Basic	14,973,386	14,838,124	14,907,129	14,827,534

Diluted	14,973,386	14,838,124	14,907,129	14,827,534

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007
Operating activities
Net loss	$(508,920)	$(2,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	681,191	118,890
Accrued expenses and other liabilities	1,791	6,665
Reinsurance, net	(111,419)	464
Accrued investment income	(575)	(1,319)
Policy acquisition costs deferred	(3,173)	(14,291)
Policy acquisition costs	39,416	13,860
Net realized investment losses	7,615	3,020
Provision for depreciation	3,195	1,740
Accretion of discount on investments	1,667	526
Deferred income taxes	(94,991)	(3,248)
Prepaid federal income taxes	115,993	(1,909)
Real estate acquired in claim settlement, net of write-downs	7,199	(2,396)
Accrued interest on debt	(771)	(224)
Other assets	5,361	2,904
Other operating activities	7,059	(13,022)

Net cash provided by operating activities	150,638	109,160

Investing activities
Securities available-for-sale:
Purchases — fixed maturities	(782,316)	(237,994)
Sales — fixed maturities	586,248	104,401
Maturities — fixed maturities	25,902	1,500
Purchases — equities	—	(55)
Sales — equities	268	7,338
Net change in short-term investments	26,692	(73,671)
Purchases of property and equipment	(1,348)	(4,636)

Net cash used in investing activities	(144,554)	(203,117)

Financing activities
Funding (repayment) of revolving credit facility	(80,000)	80,000
Excess tax benefits from share-based compensation	—	175
Proceeds from exercise of stock options	—	616

Net cash (used in) provided by financing activities	(80,000)	80,791

Foreign currency translation adjustment on cash and cash equivalents	(3,077)	5,174

Net change in cash and cash equivalents	(76,993)	(7,992)
Cash and cash equivalents at beginning of period	124,811	38,609

Cash and cash equivalents at end of period	$47,818	$30,617

Supplemental schedule of cash flow information
Cash (received) paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$(115,993)	$11,501
Interest	$3,631	$2,765
See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
1. The Company
          Triad Guaranty Inc. (the “Company”) is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”), has historically provided mortgage insurance coverage in the United States. Triad ceased issuing new commitments for mortgage insurance coverage on July 15, 2008 and is in run-off. In run-off, the Company will not write any new mortgage insurance coverage, but will continue to service its remaining insurance in force, including collecting premiums on the remaining business in force and paying claims resulting from loans currently in default or loans that may go into default in the future. Triad has agreed to a corrective order from the Illinois Division of Insurance that, among other items, includes restrictions on the distribution of funds.
2. Accounting Policies and Basis of Presentation
     Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available-for-sale
Fixed maturities	$862,486	$—	$854,866	$7,620
Equity securities	615	615	—	—
Real estate acquired in claim settlement	3,661	—	3,661	—

Total	$866,762	$615	$858,527	$7,620

          Significant unobservable inputs (Level 3) were used in determining the fair value on certain bonds in the fixed maturities portfolio during this period. The following table provides a reconciliation of the beginning and ending balances of these Level 3 bonds and the related gains and losses related to these assets during the first nine months of 2008.

	Fair Value Measurement Using Significant
	Unobservable Inputs (Level 3)
	Certain Bonds in Fixed Maturities AFS
	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2008	September 30, 2008
Beginning balance	$33,208	$7,402
Total gains and losses (realized and unrealized):
Included in operations	—	(130)
Included in other comprehensive income	(491)	(834)
Purchases, issuances and settlements	(24,999)	383
Transfers in and/or out of Level 3	(98)	799

Ending balance	$7,620	$7,620

The amount of total gains and loss for the period included in operations attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(507)	$(854)

          Gains and losses (realized and unrealized) included in operations or other comprehensive income for the nine months ended September 30, 2008 are reported as net realized investment gains as a gain of $20,000 and an unrealized loss through other comprehensive income of $854,000.
          In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, we did not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities within the scope of FSP 157-2. Examples of items to which the deferral is applicable include, but are not limited to:
•	Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods;

•	Reporting units measured at fair value in the goodwill impairment test under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142;

•	Nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets;

•	Asset retirement obligations initially measured at fair value under SFAS No. 143, Accounting for Asset Retirement Obligations; and

•	Nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
          In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active. During times when there is little market activity for a financial asset, the objective of fair value measurement remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (exit price) that is not a forced liquidation or distressed sale at the measurement date. Determining fair value of a financial asset during a period of market inactivity may require the use of significant judgment and evaluation of the facts and circumstances to determine if transactions for financial assets are forced liquidation or distressed sales. An entity’s own assumptions regarding future cash flows and risk-adjusted discount rates for financial assets are acceptable when relevant observable inputs are not available. In addition, FSP 157-3 provides an illustrative example of key considerations when determining fair value of a financial asset when the market for the asset is not active. FSP 157-3 was effective on October 10, 2008, including all prior periods for which financial statements have not been issued. Any changes in valuation techniques resulting from the adoption of FSP 157-3 will be accounted for as a change in accounting estimated in accordance with SFAS No, 154, Accounting Changes and Error Corrections. We adopted the guidance in FSP 157-3 in our financial statements for the reporting period ended September 30, 2008. The adoption did not have a material impact on our consolidated financial condition or results of operations.
          In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not anticipate that FSP 142-3 will have a material impact on the Company’s financial position or results of operations.
          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not anticipate that SFAS 162 will have a material impact on the Company’s financial position or results of operations.
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
          Under captive reinsurance agreements, the counterparties are required to establish trust accounts to support the reinsurers’ obligations under the reinsurance agreements. At September 30, 2008, we had approximately $248 million in captive reinsurance trust balances supporting the risk transferred to captives. As of September 30, 2008, there were 2 captive reinsurance arrangements where the total ceded reserves, combined with any unpaid ceded claims, had exceeded the trust balance and the recoverable was therefore limited to the trust balance.
          Triad maintains a $95 million Excess-of-Loss reinsurance treaty that provides a benefit when Triad’s risk-to-capital ratio exceeds 25-to-1 and the combined ratio exceeds 100% (the “attachment point”). Once the attachment point has been reached, following a one-time deductible of $25 million, the carrier is responsible for the reimbursement of all paid losses in each quarter that the attachment point is breached up to the one-time $95 million policy limit. The coverage period is for 10 years. Additionally, terms of the treaty require Triad to continue the payment of premiums to the reinsurer amounting to approximately $2 million per year for the entire ten year period.
          Under the terms specified above, the reinsurance treaty reached the attachment point at the end of the first quarter of 2008, and Triad subsequently notified the reinsurance carrier of the change in coverage. However, in April 2008, the reinsurance carrier informed Triad that, in its opinion, Triad had not complied with covenants in the reinsurance agreement and provided notice of termination of the agreement. In the second quarter of 2008, Triad notified the reinsurance carrier that it disputed the carrier’s claim, including the carrier’s alleged termination of the reinsurance agreement. Triad believes that the reinsurance carrier’s claims are without merit and has demanded arbitration as provided under the agreement. Triad expects the arbitration hearing will begin in 2008, but does not expect to have a decision until 2009. As the matter is in dispute, the Company has not recorded any ceded reserves or any recoverable from the reinsurance carrier under the agreement in its GAAP financial statements.

     Insurance In Force, Dividend Restrictions, and Statutory Results
          Historically, insurance regulators and rating agencies utilized the risk-to-capital ratio as a general guideline to limit the risk a mortgage insurer could write with a 25-to-1 risk-to-capital ratio as the maximum allowed. Capital for purposes of this computation includes the statutory capital and surplus as well as the statutory contingency reserve. The amount of net risk for insurance in force at September 30, 2008 and December 31, 2007, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements, any applicable stop-loss limits and deductibles. Triad’s ratio is as follows (dollars in thousands):

	September 30,	December 31,	September 30,
(dollars in thousands)	2008	2007	2007
Net risk	$11,349,180	$11,967,179	$11,741,160

Statutory capital and surplus	$284,228	$197,713	$33,883
Statutory contingency reserve	1,359	387,365	626,182

Total	$285,587	$585,078	$660,066

Risk-to-capital ratio	39.7 to 1	20.5 to 1	17.8 to 1

          In run-off, Triad will not be issuing any new commitments for insurance and any new insurance written will come only from commitments issued up to July 15, 2008. The amount of new risk written after June 30, 2008 was approximately $54.5 million. As determined in accordance with statutory accounting practices, Triad experienced a net loss of $399.2 million for the nine months ended September 30, 2008, compared to a net loss of $121.3 million for the year ended December 31, 2007.
          Effective September 30, 2008, Triad changed its method of calculating the reserve for losses for its statutory financial statements to comply with its State of Domicile (Illinois) code that requires reserves are to be provided on loans that were in default four months or greater, loans in foreclosure and real estate owned. Previously, Triad had provided reserves on loans that were two months or greater in default, loans in foreclosure and real estate owned, which was another acceptable method of statutory accounting. Triad adopted this change on a prospective basis; accordingly, the prior year statutory financial statements have not been restated. Triad recorded the cumulative effect of the change by restating the statutory reserves as of the first day of 2008 as if it had previously utilized the new method. The impact was to decrease reserves and increase statutory surplus by $107.1 million as of January 1, 2008. This change had no impact on the Company’s methodology for calculating reserves under GAAP.
          Triad is required under the Illinois Insurance Code (the “Code”) to maintain minimum statutory capital and surplus of $5 million. The Code permits dividends to be paid only out of earned surplus and also requires prior approval of extraordinary dividends. At September 30, 2008, there was no surplus available to be paid out in dividends to stockholders. Under a corrective order issued by the Illinois Division of Insurance, Triad is currently prohibited, and expects to be prohibited for the foreseeable future, from paying any dividends to the Company. Triad also has a $25 million outstanding surplus note held by the Company. Under the terms of the corrective order Triad is also currently prohibited from paying interest on the surplus note.
     Loss Reserves
          The Company establishes loss reserves to provide for the estimated costs of settling claims on loans reported in default and estimates of loans in default that are in the process of being reported to the Company as of the date of the financial statements. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. Amounts recoverable from the sale of properties acquired in lieu of foreclosure are considered in the determination of the reserve estimates. Loss reserves are established by management using historical experience and by making various assumptions and judgments about claim rates (frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default. The Company’s reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as default status, policy year, specific lenders, and the number of months the policy has been in default, as well as whether the policies in default were underwritten through the flow channel or as part of a structured bulk transaction. Also, the Company believes policies originated by certain lenders may have involved misrepresentations, fraud or other underwriting violations that provide Triad with the right to deny or rescind coverage and, accordingly, the reserving methodology also accounts for expected rescissions. The assumptions utilized in the calculation of the loss reserve estimate are continually reviewed, and as adjustments to the reserve become necessary, such adjustments are reflected in the financial statements in the periods in which the adjustments are made.
     Premium Deficiency
          A premium deficiency is required to be recorded if the present value of expected future cash outflows (consisting of projected paid claims, maintenance expenses and loss adjustment expenses) net of the present value of expected cash inflows (consisting of renewal premiums) exceeds the recorded reserves net of any unamortized deferred acquisition costs, or DAC, balance. This computation is prepared on a gross basis, without consideration of reinsurance (either claim recoveries or ceded premium), and a determination is made if a premium deficiency exists. The Company determined that a premium deficiency existed at the end of the first quarter of 2008, however, no premium deficiency existed at June 30, 2008 or at September 30, 2008 due to subsequent additions to the Company’s loss reserves.
     Litigation
          On November 5, 2007, American Home Mortgage Investment Corp. and American Home Mortgage Servicing, Inc. filed an adversary proceeding against Triad in the U.S. Bankruptcy Court for the District of Delaware. The plaintiffs were debtors and debtors in possession in Chapter 11 cases pending in the U.S. Bankruptcy Court. The complaint alleged claims for breach of contract and declaratory judgment. Triad filed a counterclaim for declaratory judgment against the plaintiffs and American Home Mortgage Corp. arising out of the same dispute. The parties filed a joint stipulation of voluntary dismissal of the action on September 29, 2008. The stipulation was granted and the adversary proceeding was dismissed on September 30, 2008 with no payment by Triad.
5. Earnings (Loss) Per Share (“EPS”)
          Basic and diluted EPS are based on the weighted-average daily number of shares outstanding. For the three months and nine months ended September 30, 2008 and 2007, the basic and diluted EPS denominators are the same weighted-average daily number of shares outstanding. In computing diluted EPS, only potential common shares that are dilutive — those that reduce EPS or increase loss per share — are included. Exercise of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported. The numerator used in basic EPS and diluted EPS is the same for all periods presented. For the three months and nine months ended September 30, 2008, options to purchase approximately 6,397 shares and 26,007 shares, respectively, of the Company’s stock were excluded from the calculation of EPS because they were antidilutive.
6. Comprehensive Income (Loss)
          Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). For the Company, other comprehensive income (loss) is composed of unrealized gains or losses on available-for-sale securities and foreign currency exchange, net of income tax in 2007. For the three months and nine months ended

September 30, 2008, the Company’s comprehensive net loss was $170.6 million and $530.2 million, respectively, while the comprehensive net loss for the three months and nine months ended September 30, 2007 was $24.3 million and $2.4 million, respectively. The Company recorded a full valuation allowance related to the deferred tax benefit on the unrealized loss included in the other comprehensive income (loss) portion of stockholders’ equity due to the uncertainty surrounding the net operating loss carryforward at September 30, 2008.
7. Income Taxes
          Income tax expense (benefit) differs from the amounts computed by applying the Federal statutory income tax rate to income before income taxes primarily due to tax-exempt interest that the Company earns from its investments in municipal bonds. The intra-period tax rate utilized in the nine months ended September 30, 2008 reflects the Company’s inability to recognize a benefit for expected tax loss carry forwards. The effective tax rate for the third quarter of 2008 is lower than that utilized in the first two quarters of 2008 due to a change in the estimated tax rate for the full year 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes our consolidated financial condition, changes in financial position, and results of operations for the three months and nine months ended September 30, 2008 and 2007. This discussion supplements Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2007, and should be read in conjunction with the interim financial statements and notes contained herein.
          Certain of the statements contained in this release are “forward-looking statements” and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include estimates and assumptions related to economic, competitive, regulatory, operational and legislative developments. These forward-looking statements are subject to change, uncertainty and circumstances that are, in many instances, beyond our control and they have been made based upon our current expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of a number of factors, including our ability to operate our business in run-off, the possibility of general economic and business conditions that are different than anticipated, legislative, regulatory, and other similar developments, changes in interest rates, employment rates, the housing market, the mortgage industry and the stock market, as well as the relevant factors described under “Risk Factors” and under “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in this report and other reports and statements that we file with the Securities and Exchange Commission. Forward-looking statements are based upon our current expectations and beliefs concerning future events and we undertake no obligation to update or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made.
Overview
          Triad Guaranty Inc. is a holding company that historically has provided private mortgage insurance coverage in the United States through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”). Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and we are operating our business in run-off. The term “run-off”, as used in this report, means writing no new mortgage insurance policies and continuing to service existing policies. Servicing includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate our loss; and settling all legitimate filed claims per our contractual obligations. Triad has agreed to a corrective order from the Illinois Division of Insurance that, among other items, includes restrictions on the distribution of funds by Triad.
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

          In run-off, our revenues principally consist of (a) earned premiums from flow insurance in force (net of reinsurance premiums ceded as part of our risk management strategies and net of refunds), (b) earned premiums from structured bulk insurance in force (net of refunds), and (c) investment income on invested assets. We also realize investment gains and investment losses on the sale and impairment of securities where the net gain or loss is reported as a component of revenue.
          Our expenses consist primarily of (a) amounts paid on claims submitted, (b) changes in reserves for estimated future claim payments on loans that are currently in default, (c) general and administrative costs of servicing existing policies, (d) other general business expenses, and (e) interest expense on long-term debt.
          Our future profitability depends largely on (a) the conditions of the housing, mortgage and capital markets that have a direct impact on default rates, mitigation efforts, cure rates and ultimately the amount of claims paid, (b) the overall general state of the economy and job market, (c) persistency levels, (d) operating efficiencies, and (e) the level of investment yield, including realized gains and losses, on our investment portfolio.
          Persistency is an important metric in understanding our premium revenue. The longer a policy remains on our books, or “persists”, the greater the amount of renewal premium revenue that we will derive from the policy. We define persistency as the amount of insurance in force at the twelve-month end of a financial reporting period as a percentage of the amount of insurance in force at the beginning of the period. Cancellations of policies originated during the past twelve months are not included in our calculation of persistency. Cancellations result primarily from the borrower refinancing or selling insured mortgaged residential properties, from policies being rescinded due to fraud, misrepresentation or other underwriting violations, from a servicer choosing to cancel the insurance, from the payment of a claim, and, to a lesser degree, from the borrower achieving prescribed equity levels, at which point the lender no longer requires mortgage guaranty insurance.
Recent Developments
          On August 5, 2008, we agreed to a corrective order with the Illinois Division of Insurance regarding restrictions on the distribution of funds from Triad to the holding company as well as enhanced reporting requirements and other matters. We have agreed to this corrective order as a result of the following events:
•	On June 19, 2008, we announced that we had ended negotiations with Lightyear Capital LLC to form a new mortgage insurance company.

•	We were suspended as an approved mortgage insurer by both Fannie Mae and Freddie Mac effective June 19, 2008.

•	We voluntarily ceased issuing commitments for mortgage insurance effective July 15, 2008 and entered into a voluntary run-off of our remaining insurance business.

•	Our level of statutory capital was and remains significantly below the thresholds required by all state insurance departments to write mortgage guaranty insurance business.
          Under the corrective order, we were required to submit a corrective plan to the Illinois Division of Insurance. The corrective plan we submitted included, among other items, a five-year statutory financial projection and a detailed description of our planned course of action to address our current financial condition. The Illinois Division of Insurance has reviewed our preliminary corrective plan and, based on initial discussions with the Division of Insurance, we resubmitted our revised corrective plan on October 10, 2008. We have received approval of the revised corrective plan from the Illinois Division of Insurance and are in the process of reviewing the revised plan with both Fannie Mae and Freddie Mac, the two primary beneficiaries of our insurance coverage.
          In connection with the decision to transition Triad’s business into run-off, we terminated all agreements with the rating agencies regarding the issuance of ratings for us and our subsidiaries, including Triad. As a result, Standard & Poor’s Ratings Services, Moody’s Investor Services and Fitch Ratings withdrew their counterparty credit and financial strength ratings on Triad and on Triad Guaranty Inc.

          Effective July 18, 2008, Mark K. Tonnesen, our former President and Chief Executive Officer and a former director, resigned from those positions and subsequently retired on August 15, 2008. Also effective July 18, 2008, the Board of Directors appointed William T. Ratliff, III, our existing Chairman of the Board, as the interim President and Chief Executive Officer in addition to continuing his role as Chairman. On October 22, 2008, the Board of Directors appointed Kenneth W. Jones, who had been serving as our Chief Financial Officer, as our new President and Chief Executive Officer, effective immediately. Mr. Jones retained the responsibilities of Chief Financial Officer following his appointment as our President and Chief Executive Officer. Mr. Ratliff continues to serve as our Chairman of the Board following his relinquishment of the positions of President and Chief Executive Officer and will remain as an executive for the foreseeable future.
          Recent adverse events in the real estate, mortgage and financial markets have been unprecedented. Steep declines in real estate values, tightening markets for obtaining capital or credit, and the liquidity concerns of financial institutions have created a significant amount of uncertainty in the capital markets, which has resulted in significant downward pressure on asset values, especially single family homes. Like many other financial companies, we have not been immune to these adverse developments and have seen our financial position and results of operations deteriorate.
          At September 30, 2008, the Company reported a deficiency in assets of $28.4 million compared to stockholders’ equity of $140.9 million at June 30, 2008 and $498.9 million at December 31, 2007. A deficiency in assets occurs when recorded liabilities exceed recorded assets. The deficiency in assets is the result of five straight quarters of losses totaling $615.7 million. The largest portion of our losses is the result of an increase in loss and loss adjustment expense reserves of over $900 million since June 30, 2007, the last quarter for which we reported a profit. In addition, we have paid in excess of $230 million of claims during these last five quarters, an amount greater than the total claims paid during the first 18 years of the Company’s existence. At September 30, 2008 we had over $900 million of cash and invested assets, approximately $240 million more than at June 30, 2007. We reported $150.6 million of cash flow from operations for the first nine months of 2008, with $116.0 million derived from the early redemption of ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) that will not be an ongoing source of cash. While we reported a deficiency in assets at September 30, 2008 for GAAP purposes, the underlying performance of our insurance portfolio was generally consistent with our run-off plan, which projects significant losses in the early stages of the plan. Additionally, we expect to recognize additional benefits resulting from the Modified Pool stop losses and captive reinsurance in future periods that have not been reflected in our financial statements. We expect to continue to report a deficiency in assets in future periods. While we do not expect the deficiency in net assets to have a direct impact on our operations, it could adversely impact our continued listing on The NASDAQ Stock Market.
          In addition to the anticipated captive and structured benefits mentioned above, our GAAP financial statements do not reflect the net benefit from the $95 million Excess-of-Loss reinsurance treaty that is currently in arbitration. While we believe we will ultimately prevail in the arbitration proceedings, GAAP currently restricts the recognition of this net benefit. However, in consultation with the Illinois Division of Insurance, we recorded in our second quarter statutory financial statements the full net benefit of the reinsurance treaty, which included the $95 million benefit and an accrual for the present value of the future 10-year premium expense due the reinsurer.
          Our intention is to pay all legitimate claims and expenses. Based on information currently available to us, we believe the combination of our current cash, investments and anticipated future premiums will provide sufficient resources to enable Triad to meet these obligations. Our focus remains on the efficient and effective servicing of our insured portfolio, particularly with respect to loss mitigation. We continue to improve our processes in this area by examining and refining all aspects of our default management and claims process, particularly for recent policy years.

          Included in Triad’s policyholders’ surplus for statutory purposes is a “surplus note” of $25 million payable to the Company, its parent. In June of 2008, the Illinois Division of Insurance denied Triad’s request for the payment of the semi-annual interest of $1.1 million due on the surplus note. Furthermore, the corrective order issued by the Illinois Division of Insurance prohibits Triad from paying principal or interest on the surplus note for the foreseeable future. See the “Liquidity and Financial Resources” section of this report for additional information concerning the corrective order.
          In July 2008, the Housing and Economic Recovery Act of 2008 was enacted, which established the Federal Housing and Finance Agency (FHFA) as the successor regulatory agency to both Fannie Mae and Freddie Mac. FHFA has broad legal and regulatory authority to ensure the safety and soundness of the GSEs, including the ability to place the GSEs into receivership or conservatorship. On September 7, 2008, FHFA placed both Fannie Mae and Freddie Mac into conservatorship. Conservatorship is a process designed to stabilize a troubled institution with the objective of returning the troubled institution to normal business operations. FHFA will act as the conservator of both GSEs. FHFA has stated that the purpose of this action is to restore confidence in the GSEs, to enhance their capacity to fulfill their mission, and to mitigate the systematic risk that has contributed directly to the instability in the market. The impact of this action on our results of operations and our financial condition is not clear at this time.
          During October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. EESA, among other things, authorizes the Secretary of the United States Department of the Treasury to purchase from certain financial institutions up to $700 billion of residential and commercial mortgages and any other financial instrument as deemed necessary to promote financial market stability. The Treasury already has allocated $250 billion of these funds to purchase securities issued by certain financial institutions. Additionally, several large lenders have announced plans to implement programs designed to explore the possibility of modifications to certain loans. The impact of these events on our results of operations and our financial condition is unclear at this time.
Consolidated Results of Operations
          Following is selected financial information for the three months and nine months ended September 30, 2008 and 2007:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
(dollars in thousands, except per share data)	2008	2007	Change	2008	2007	Change
Earned premiums	$65,654	$72,090	(9)%	$207,583	$205,770	1%
Net losses and loss adjustment expenses	231,194	106,813	116	745,202	181,287	311
Net loss	(160,095)	(31,849)	403	(508,920)	(2,500)	20,257
Diluted loss per share	$(10.69)	$(2.15)	398	$(34.14)	$(0.17)	20,148
          The primary driver for the net loss for the three months and nine months ended September 30, 2008 continues to be a substantial increase in incurred losses and loss adjustment expenses, or LAE. The increase in net losses and LAE is comprised of an increase in loss reserves and an increase in paid losses. Our net loss and LAE reserves increased by $224.8 million during the third quarter of 2008, primarily as a result of a 21% increase in the number of loans in default and a 23% increase in the risk in default attributable to loans in default. For the nine months ended September 30, 2008, our net loss and LAE reserves increased by $682.1 million, due primarily to a 91% increase in the number of loans in default while the risk in default on loans in default increased by 119%. The greater growth rate of risk in default compared to loans in default is primarily attributable to the changing characteristics of the default inventory, with new defaults having substantially higher average risk per loan than a year ago.

          Certain segments of our insured portfolio are primarily responsible for the growth rate in the number of defaults and, more specifically, in the risk in default. These segments include: (i) loans on properties in California, Florida, Arizona and Nevada (which we refer to collectively as “distressed markets”), (ii) the adverse development of our 2006 and 2007 books of business, (iii) our Primary bulk business written in 2006 and 2007, which is showing a significant amount of early payment defaults and has a significant amount of high LTV loans, and (iv) our 2006 and 2007 Modified Pool business, which also has exhibited a significant amount of early payment defaults. At September 30, 2008, distressed markets accounted for 49% of the number of loans in default, but represented 61% of the gross risk in default as these markets have significantly higher loan amounts, on average, than the remainder of the portfolio. At September 30, 2007, distressed markets accounted for 27% of the number of loans in default and represented 41% of the gross risk in default.
          Gross paid losses for the third quarter of 2008 were $59.5 million compared to $28.5 million for the third quarter of 2007. Average paid loss severity was $54,100 during the quarter ended September 30, 2008, compared to $37,700 during the 2007 third quarter. The increase in average paid severity is primarily the result of a higher percentage of claims from the more recent vintage years and from the distressed markets, both of which reflect larger loan balances, and a decline in our ability to mitigate losses. Gross paid losses decreased from the $68.4 million paid in the second quarter of 2008. This decrease is due to delayed claim payments resulting from a number of factors, including state and lender foreclosure moratoriums, delays by the servicers, and continued efforts on our part to investigate policies for fraud, misrepresentation or other underwriting violations, as well as an increase in the number of policies rescinded.
          Earned premiums in the third quarter of 2008 decreased by 9% compared to the third quarter of 2007, but increased slightly for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Total insurance in force at September 30, 2008 decreased 5% from the level at September 30, 2007, as increased persistency was offset by a significant decline in production over the twelve months ended September 30, 2008, as we addressed increasing risk-to-capital levels and ultimately made the decision to transition our business into run-off. Total annual persistency increased to 86.3% at September 30, 2008 from 80.1% at September 30, 2007. Annual persistency for Primary and Modified Pool was 85.8% and 87.1%, respectively, at September 30, 2008; and 79.1% and 81.5%, respectively, at September 30, 2007.
          Other operating expenses for the third quarter of 2008 were 25.3% lower compared to the second quarter of 2008. This was primarily attributable to the termination of more than 40% of our workforce during the second and third quarters of 2008, in connection with our decision to transition our business to run-off.
          Our effective tax rate decreased to 6.5% and 16.4%, respectively, for the third quarter and nine months ended September 30, 2008, compared to 27.1% and 41.6% for the same periods of 2007. The effective tax rate is lower than the marginal rate of 35% due to the inability to recognize any tax benefits from expected net operating tax loss carryforwards.
          We describe our results of operations in greater detail in the discussion that follows. The information is presented in four categories: Production; Insurance and Risk In Force; Revenues; and Losses and Expenses.
     Production
          On July 15, 2008, we ceased issuing commitments for mortgage insurance. Going forward, our production will consist of certificates issued from commitments for mortgage insurance that were entered into prior to July 15, 2008. We wrote approximately $420 million and $3.5 billion, respectively, of new insurance for the three months and nine months ended September 30, 2008. All production in 2008 was from our Primary flow channel. For the three and nine months ended September 30, 2007, we wrote approximately $4.4 billion and $20.2 billion of new insurance. We do not expect a material amount of production going forward.

     Insurance and Risk in Force
          The following table provides detail on our direct insurance in force at September 30, 2008 and 2007:

	September 30,
(dollars in millions)	2008	2007	% Change
Primary insurance:
Flow primary insurance	$40,451	$40,610	(0)%
Structured bulk insurance	4,065	4,700	(14)

Total Primary insurance	44,516	45,310	(2)

Modified Pool insurance	19,823	22,737	(13)

Total insurance	$64,339	$68,047	(5)%

          Our Primary insurance in force at September 30, 2008 declined by approximately 2% compared to September 30, 2007 due to a significant decline in production during that time period. The persistency rate continued to improve during this period, which served to temper the decline in Primary insurance in force. Modified Pool insurance in force declined by 12.8% because no new Modified Pool insurance was written in the twelve months ended September 30, 2008.
          Primary insurance persistency increased to 85.8% at September 30, 2008 from 79.1% at September 30, 2007. Modified Pool persistency increased to 87.1% at September 30, 2008 from 81.5% one year prior. The increase in persistency rates is reflective of the inability of many borrowers to refinance or sell their homes; the result of tightening credit standards combined with the general decline in home prices. We currently anticipate that persistency rates will continue near current levels throughout the remainder of 2008 and into 2009. However, persistency could decline if interest rates decline significantly, credit becomes more available, or the housing and mortgage markets begin to improve, which could have a significant impact on future earned premiums. It is unclear at this time how recent government intervention in the financial markets will affect the availability of credit or home prices. Furthermore, if persistency were to decline, the decline may be concentrated in areas experiencing economic expansion and home price appreciation, but may not decrease or may not decrease to the same degree in distressed markets or other areas experiencing economic contraction and declining home prices. As a result, our remaining insurance in force could be more heavily concentrated in areas experiencing economic contraction and declining home prices, resulting in increased risk and the possibility of a higher percentage of defaults.
          The following tables provide information on selected risk characteristics of our business based on risk in force at September 30, 2008 and 2007. Risk in force is the total amount of coverage for which we are at risk under our certificates of insurance. Although some of the risk factors addressed in the table showed slight improvement based upon these risk characteristics, the following is a list of characteristics we believe are important indicators of increased risk in our portfolios:
•	The percentage of business defined as non-prime credit quality;

•	The percentage of Alt-A business;

•	The percentage of business with a loan-to-value (LTV) greater than 95%;

•	The percentage of interest only loans and adjustable rate mortgages (ARMs), particularly ARMs with potential negative amortization;

•	The percentage of condominium property types;

•	The percentage of non-primary residence occupancy status;

•	The percentage of loans in excess of $250,000;

•	The concentration of risk in distressed market states; and

•	The presence of multiple risk factors on a single insured loan.
Risk in Force (1)

	Primary		Modified Pool
	September, 30		September, 30
(dollars in millions)	2008	2007	2008	2007
Gross Risk in Force	$11,583	$11,871	$5,776	$6,643

Credit Quality:
Prime	75.9%	73.5%	27.9%	27.8%
Alt-A	20.6	22.8	71.3	71.4
A-Minus	3.1	3.2	0.7	0.7
Sub Prime	0.4	0.5	0.1	0.1

Total	100.0%	100.0%	100.0%	100.0%

LTV:
Greater than 95%	24.9%	25.2%	—%	—%
90.01% to 95.00%	32.6	32.7	0.2	0.3
90.00% and below	42.5	42.1	99.8	99.7

Total	100.0%	100.0%	100.0%	100.0%

Loan Type:
Fixed	66.6%	63.3%	26.3%	26.1%
Interest Only	10.4	11.0	23.3	23.1
ARM (amortizing) fixed period 5 years or greater	8.6	10.0	31.1	33.6
ARM (amortizing) fixed period less than 5 years	2.1	2.5	5.6	4.0
ARM (potential negative amortization)	12.3	13.2	13.7	13.2

Total	100.0%	100.0%	100.0%	100.0%

Property Type:
Condominium	10.7%	10.4%	9.6%	9.3%
Other (principally single-family detached)	89.3	89.6	90.4	90.7

Total	100.0%	100.0%	100.0%	100.0%

Occupancy Status:
Primary residence	87.8%	87.6%	73.4%	73.6%
Secondary home	7.9	7.9	6.1	6.2
Non-owner occupied	4.3	4.5	20.5	20.2

Total	100.0%	100.0%	100.0%	100.0%

Mortgage Amount:
$0 - $50,000	0.8%	1.1%	0.5%	0.3%
$51,000 - $100,000	9.3	11.2	5.3	3.5
$100,001 - $250,000	51.8	54.9	45.4	39.6
$250,001 - $500,000	32.3	28.4	42.1	42.7
Over $500,000	5.8	4.4	6.7	13.9

Total	100.0%	100.0%	100.0%	100.0%

Market Status:
Distressed market states (AZ, CA, FL, NV)	27.2%	26.9%	48.9%	47.6%
Non-distressed market states	72.8	73.1	51.1	52.4

Total	100.0%	100.0%	100.0%	100.0%

(1)	Gross risk in force is on a per policy basis and does not account for risk ceded to captive reinsurers or applicable stop-loss amounts and deductibles on Modified Pool structured bulk transactions. Percentages represent distribution of gross risk in force.

          The above table reflects certain features of loans that may affect levels of risk in our portfolio. For example, our portfolio contains significant exposure to Alt-A loans as well as loans with the potential for negative amortization (“PNAMs”). An inherent risk in a PNAM loan is the scheduled milestone in which the borrower must begin making amortizing payments. These payments can be substantially greater than the minimum payments required before the milestone is met. While most of these PNAMs have interest rates that will reset frequently, these loans generally have only minimal payment increases until the amortizing payments begin. Therefore, in many cases, the borrower has not been required to make a significantly increased payment or to refinance. This feature adds some uncertainty and potential risk. Due in part to recent market conditions, the Alt-A loans and the PNAM loans, as a group, performed significantly worse than the remaining prime fixed rate loans through September 30, 2008.
          We believe that a policy with a high LTV, all else being equal, will have a greater risk of default than a policy with a low LTV, especially in periods that experience declining home prices. In the table above, the percentage of risk in force by LTV is based on the LTV at the time the loan was originated. We have not been provided with the “mark-to-market” LTV of our insured portfolio. To the extent that an insured loan in our portfolio has experienced a decline in the underlying value, the “mark-to-market” LTVs of the policy may be substantially higher than that at origination.
          As shown in the table below, business originated in 2006 and 2007 comprises the majority of our direct risk in force. This is due to the significant growth in our production in these years and the amount of refinancing that took place in 2003 through 2005 of prior book years. Policies originated in 2006 and 2007 have significantly higher amounts of average risk per policy than policies originated in prior years.

	Primary		Modified Pool *
	September 30, 2008		September 30, 2008
	Direct Risk		Direct Risk
(dollars in millions)	in Force	Percent	in Force	Percent
2002 and before	$567.6	4.9%	$4.5	0.6%
2003	996.1	8.6	29.6	3.9
2004	973.0	8.4	74.3	9.8
2005	1,447.9	12.5	255.4	33.7
2006	2,455.6	21.2	285.8	37.7
2007	4,494.2	38.8	108.4	14.3
2008	648.6	5.6	—	—

Total	$11,583.0	100.0%	$758.0	100.0%

*	For Modified Pool, the Direct Risk in Force is calculated utilizing the particular stop-loss limits and deductibles within each specific structure.
          Under captive reinsurance programs, reinsurance companies that are affiliates of the lenders assume a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. Under the captive reinsurance program, the risk held by the captive is supported by assets held in trust with Triad as the beneficiary. At September 30, 2008, we had approximately $248 million in captive reinsurance trust balances supporting the risk transferred to captives, helping to limit our future loss exposure. Approximately 58% of our Primary flow insurance in force at both September 30, 2008 and at September 30, 2007 was subject to these captive arrangements.

     Revenues
          A summary of the significant individual components of our revenue for the third quarter and the first nine months of 2008 and 2007 follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Direct premium written	$79,041	$86,946	(9)%	$252,987	$248,507	2%
Ceded premium written	(14,847)	(14,391)	3	(46,322)	(40,081)	16

Net premium written	64,194	72,555	(12)	206,665	208,426	(1)
Change in unearned premiums	1,460	(465)	(414)	918	(2,656)	(135)

Earned premiums	$65,654	$72,090	(9)%	$207,583	$205,770	1%

Net investment income	$10,349	$8,370	24%	$29,071	$23,392	24%

Net realized investment (losses) gains	$(6,519)	$85	(7,769)%	$(7,615)	$(3,020)	152%

Total revenues	$69,486	$80,547	(14)%	$229,045	$226,148	1%
          For the three months ended September 30, 2008, direct premium written decreased by 9% as total insurance in force declined 3% from the period one-year prior and premium refunded increased to $4.8 million from $840,000 in the third quarter of 2007. This increase in premium refunded is primarily the result of an increase in rescission activity during the third quarter of 2008. When an investigation finds that fraud, misrepresentation or other specified violations occurred in the origination of a loan, our master policy provides that we may rescind the insurance certificate. When this happens, insurance coverage from the date of issuance is cancelled and all of the previously paid premium is refunded. The year-over-year increase in premium written for the nine months ended September 30, 2008 is primarily a result of higher levels of insurance in force in the first half of 2008 compared to the first half of 2007, offset in part by an increase in premiums refunded.
          Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captives as well as non-captive reinsurance companies. Ceded premium during the three months and nine months ended September 30, 2008 increased over the respective periods of 2007 due to an increase in average insurance in force subject to captive reinsurance. The premium cede rate for the three months and nine months ended September 30, 2008 increased to 18.8% and 18.3%, respectively, from 16.6% and 16.1%, respectively, in the periods one-year prior as insurance in force subject to captive reinsurance comprised a larger percentage of our total insurance in force.
          Net investment income grew during the third quarter and the first nine months of 2008 as compared to the same periods of 2007, primarily due to the growth in average invested assets. During the third quarter and first nine months of 2008, average invested assets at cost or amortized cost grew by 21.0% and 21.2%, respectively, compared to the same periods of 2007 as a result of the investment of positive cash flows from operations, which included $62.3 million and $114.6 million, respectively, from the redemption of Tax and Loss Bonds. The book yield of the investment portfolio was 4.55% at September 30, 2008 compared to 4.63% at September 30, 2007. Net realized investment losses for the third quarter and nine months ended September 30, 2008 increased to $6.5 million and $7.6 million, respectively, compared to a net realized investment gain of $85,000 in the third quarter of 2007 and a net realized investment loss of $3.0 million in the nine months ended September 30, 2007. The increase in net realized investment losses is primarily the result of other-than-temporary impairment losses on our tax- preferred portfolio. For a further discussion on the investment portfolio and the repositioning of the investment portfolio, see “Investment Portfolio.”

     Losses and Expenses
          A summary of the individual components of losses and expenses for the three months and nine months ended September 30, 2008 and 2007 follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Net losses and loss adjustment expenses:
Net paid claims	$59,357	$28,470	108%	$167,708	$64,272	161%
Change in reserves	165,958	76,612	117%	559,469	113,888	391%
Loss adjustment expenses	5,879	1,731	240%	18,025	3,127	476%

Total	$231,194	$106,813	116%	$745,202	$181,287	311%
Policy acquisition costs	—	4,567	(100)	39,416	13,860	184
Other operating expenses (net of acquisition costs deferred)	8,726	11,686	(25)	50,070	32,733	53

Loss ratio	352.1%	148.2%	138	359.0%	88.1%	307
Expense ratio	13.6%	22.4%	(39)	26.4%	22.4%	18
Combined ratio	365.7%	170.6%	114	385.4%	110.5%	249
          Net losses and LAE are comprised of both paid losses and the increase in the loss and LAE reserve during the period. Net losses and LAE for the third quarter and first nine months of 2008 increased significantly over the same periods of 2007, reflecting significant increases in reserves as well as growth in paid losses.
          The following table provides detail on paid claims and the average severity for our Primary and Modified Pool insurance for the third quarter and nine months ended September 30, 2008 and 2007:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Paid claims:
Primary insurance	$48,766	$23,058	111.5%	$126,189	$56,192	125%
Modified Pool insurance	10,755	5,413	98.7	41,799	8,080	417

Total	$59,521	$28,471	109.1%	$167,988	$64,272	161%

Number of claims paid:
Primary insurance	950	625	52.0%	2,555	1,691	51%
Modified Pool insurance	150	131	14.5	680	237	187

Total	1,100	756	45.5%	3,235	1,928	68%

          The amount of paid claims increased significantly during the third quarter and the first nine months of 2008 compared to the same periods in 2007. The growth rate in the amount of paid claims continues to outpace the growth rate in the number of paid claims due to a significant increase in average severity on claims paid. Average severity on claims paid increased from $37,700 in the third quarter of 2007 to $54,100 during the third quarter of 2008. This increase was primarily the result of larger loan sizes on the claims paid and is reflective of (i) the development of the more recent vintage years, specifically the 2005, 2006 and 2007 vintage years, which have significantly higher average loan sizes than previous books, (ii) an increase in paid claims relating to loans originated in the distressed markets, which have significantly higher average loan sizes in general than other states, and (iii) a reduced ability to mitigate losses.

          The amount of paid claims decreased in the third quarter compared to the second quarter of 2008. This was due to delays in claim payments resulting from a number of factors, including state and lender foreclosure moratoriums, delays by the servicers and our ongoing effort to identify fraud, misrepresentation or other underwriting violations in policies which are currently in default, as well as increases in rescission activity.
          The following table reflects the average loan size and average per policy risk in force by vintage year. As each of the more recent vintage years season, the amount of risk per default and, ultimately, the amount of paid claims as well as the average paid claim are expected to increase. Furthermore, the 2006 and 2007 books are exhibiting adverse development patterns and thus are expected to impact the amount of paid claims and the average paid claim earlier than what we have experienced historically. We also expect policies from the 2006 and 2007 books will comprise a greater percent of our paid claim inventory in the future, which is expected to increase the average paid claim.

	Primary		Modified Pool
	Average	Average	Average	Average
Vintage Year	Loan Size	Insured Risk	Loan Size	Insured Risk
2002 and Prior	$105,000	$26,812	$78,646	$25,485
2003	116,321	28,090	142,804	42,269
2004	130,940	34,893	147,811	43,855
2005	156,352	40,991	177,428	57,766
2006	208,012	53,746	262,528	69,437
2007	207,695	56,024	272,463	79,328
2008	203,440	46,645	—	—

Overall Average	$171,510	$44,628	$208,465	$60,744
          Beginning in late 2006, we experienced a reduction in our ability to reduce the severity of our claims paid through our traditional mitigation processes, which was a result of weakness in the housing market at that time. Subsequent declines in home prices across almost all markets with significant declines in the distressed markets have significantly impacted our ability to mitigate losses through sales of properties before or during the foreclosure process. When the property does not sell prior to foreclosure, or sells after foreclosure but prior to when the claim is paid, we often pay the full amount of our coverage, which we call a full option settlement. Full option settlements as a percentage of our paid claims have generally increased since the fourth quarter of 2006. Declining home prices combined with the limited availability of credit in the U.S. financial markets continues to adversely impact our ability to mitigate claims. To the extent these conditions do not significantly improve, our loss mitigation opportunities will continue to be adversely impacted.
          As illustrated under “Insurance and Risk in Force,” we have insured a larger percentage of mortgages in excess of $250,000 in recent years. Claim payments on larger mortgages are greater even if coverage percentages remain constant. Claim payments on these larger mortgages are reflected in the increase in average severity during the first nine months of 2008. We expect severity will continue to trend upward as the more recent vintage years, which contain the majority of the mortgages in excess of $250,000, continue to develop.

          The table below provides the gross cumulative paid loss ratios by book year (calculated as direct losses paid divided by direct premiums received, in each case for a particular book year) that have developed through September 30, 2008 and 2007. The data below excludes the effects of reinsurance.

	Cumulative Paid Loss Ratios
	as of September 30,
Book Year	2008	2007
1996	14.6%	14.5%
1997	10.4	10.2
1998	6.9	6.7
1999	9.9	9.9
2000	35.7	35.3
2001	32.2	30.6
2002	33.0	31.6
2003	19.2	15.7
2004	23.1	15.9
2005	40.0	15.3
2006	37.3	6.0
2007	9.1	—
2008	—	—
          We generally anticipate making higher claim payments in the second through the fifth years after the loan is originated. The more recent vintage years have developed at a much faster rate from a default and paid claim perspective than the historical trends primarily due to the rapid decline in housing markets. We expect the cumulative paid loss ratios for the 2005, 2006, and 2007 books of business will ultimately be significantly higher than the previous books of business.
          Net losses and loss adjustment expenses also include the change in reserves for losses and loss adjustment expenses. The following table provides further information about our loss reserves excluding the effects of captive reinsurance at September 30, 2008, December 31, 2007 and September 30, 2007:

	September 30,	December 31,	September 30,
(dollars in thousands)	2008	2007	2007
Primary insurance:
Reserves for reported defaults	$656,096	$251,316	$144,189
Reserves for defaults incurred but not reported	86,961	40,691	19,765

Total Primary insurance	743,057	292,007	163,954

Modified Pool insurance:
Reserves for reported defaults	258,347	54,876	31,164
Reserves for defaults incurred but not reported	23,735	8,340	2,619

Total Modified Pool insurance	282,082	63,216	33,783

Reserve for loss adjustment expenses	16,914	4,716	2,718

Total reserves for losses and loss adjustment expenses	$1,042,053	$359,939	$200,455

          The following table shows the change in reserves for losses and LAE for the three and nine months ended September 30, 2008 and September 30, 2007:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Increase in reserve for losses and loss adjustment expenses	$165,958	$76,612	117%	$559,469	$113,888	391%
          Reacting to the rapidly changing housing markets and the shifting mix in the composition of our defaults, such as geographic location, loan size and policy year, we have increased reserves by 420% from a year ago, and 190% since December 31, 2007. The increase in reserves reflects a growing number of loans in default, an increase in the average risk in default, and a decline in the cure rate of defaults. Our reserving model incorporates management’s judgments and assumptions regarding the impact of the current housing and economic environment on the estimate of the ultimate claims we will pay on loans currently in default. To reflect the significant changes in the housing marketplace and economy that have occurred over the past year, both the frequency and severity factors utilized in the calculation of the reserve have increased since September 30, 2007, which also impacted the size of the reserve increase. Future economic conditions surrounding the housing or mortgage markets could significantly impact the development of our default inventory and the ultimate amount of claims paid.
          In general, defaults have increased across the country although the distressed markets have experienced more significant increases. Defaults in the distressed markets have increased 371% from September 30, 2007 to September 30, 2008. Defaults related to the remaining states, excluding the distressed markets, have increased 81% from September 30, 2007 to September 30, 2008. Additionally, on average, the distressed market states have a higher average loan balance and average risk in default than the other states. At September 30, 2008, these four states had average loan balances of approximately $249,000 compared to approximately $161,000 for the remainder of the portfolio, which increases the potential adverse impact that further defaults in these distressed markets may have on future growth in risk in default and reserves.

          The following table indicates the growth in both the gross risk in default in these four distressed market states and reserves attributable to these states at September 30, 2008, December 31, 2007 and September 30, 2007.

	September 30,	December 31,	September 30,
(dollars in thousands)	2008	2007	2007
% of Gross Risk In Force:
California	14.7%	15.1%	15.2%
Florida	11.5%	12.1%	12.2%
Arizona	5.2%	5.5%	5.6%
Nevada	3.0%	3.1%	3.1%

Total Distressed Market States	34.4%	35.9%	36.1%

% of Gross Risk in Default:
California	25.5%	19.1%	15.8%
Florida	23.7%	20.0%	16.5%
Arizona	6.7%	5.6%	4.9%
Nevada	4.7%	3.9%	4.1%

Total Distressed Market States	60.6%	48.7%	41.3%

% of Gross Reserves:
California	24.4%	18.3%	15.0%
Florida	24.2%	20.0%	16.3%
Arizona	6.7%	5.4%	4.7%
Nevada	4.5%	3.9%	3.8%

Total Distressed Market States	59.9%	47.6%	39.8%
          Certificates originated during 2006 and 2007 comprise 62.7% of our loans in default, but 73.4% of the risk in default at September 30, 2008. The difference in percentages of loans in default and risk in default reflects the higher loan amounts and the mix of our business. To illustrate the impact of the changes in the frequency and severity factors utilized in the reserve model, the following table details the amount of risk in default and the reserve balance as a percentage of risk in default at September 30, 2008, December 31, 2007 and September 30, 2007.

	September 30,	December 31,	September 30,
(dollars in thousands)	2008	2007	2007
Risk on loans in default	$2,191,743	$1,000,384	$669,839
Gross Case Reserves as a percentage of risk in default (1)	45.4%	36.6%	32.1%

(1)	Reflects gross case reserves, which excludes IBNR and ceded reserves, as a percent of risk in default for total primary delinquent loans and total modified pool delinquent loans.
          The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.

          The following table shows default statistics as of September 30, 2008, December 31, 2007 and September 30, 2007:

	September 30,	December 31,	September 30,
(dollars in thousands)	2008	2007	2007
Total business:
Number of insured loans in force	354,645	378,907	378,814
With deductibles	53,780	59,592	61,634
Without deductibles	300,865	319,315	317,180
Number of loans in default	32,105	16,821	12,367
With deductibles	7,278	4,072	3,104
Without deductibles	24,827	12,749	9,263
Percentage of loans in default (default rate)	9.05%	4.44%	3.26%
Percentage of loans in default excluding deductibles	8.25%	3.99%	2.92%

Primary insurance:
Number of insured loans in force	259,556	273,798	269,681
Number of loans in default	19,441	10,419	7,541
Percentage of loans in default	7.49%	3.81%	2.80%

Modified Pool insurance:
Number of insured loans in force	95,089	105,109	109,133
With deductibles	53,758	59,569	61,611
Without deductibles	41,331	45,540	47,522
Number of loans in default	12,664	6,402	4,826
With deductibles	7,278	4,072	3,104
Without deductibles	5,386	2,330	1,722
Percentage of loans in default	13.32%	6.09%	4.42%
Percentage of loans in default excluding deductibles	13.03%	5.12%	3.62%
          The percentage of total loans in default as of September 30, 2008 increased 178% and 104% as compared to September 30, 2007 and December 31, 2007, respectively.
          We do not provide reserves on Modified Pool defaults with deductibles until the incurred losses for that transaction reach the deductible threshold. At September 30, 2008, 25 of a total of 66 structured bulk transactions with deductibles as part of the structure had incurred losses that had exceeded these individual deductible amounts. On these 25 structured bulk contracts, we recognized $113.2 million of losses in excess of the $81.3 million in aggregate deductibles.
          We also do not provide reserves on Modified Pool defaults where the incurred losses to date for the related structure have exceeded the stop loss amount for specific contracts. During the third quarter of 2008, there were four such structures where the incurred losses to date exceeded the stop loss amount. This had the effect of limiting reserves by $6.6 million at September 30, 2008. We believe that based on the recent development of our modified pool business, we will continue to provide additional reserves on structured bulk transactions with deductibles and we will continue to limit the addition of reserves due to modified pool contracts reaching stop loss limits.
          Given the current state of the mortgage and housing market and the composition of our insured portfolio, we currently expect the overall default rate as well as the number of loans in default to increase in future periods. Accordingly, we expect reserves to continue to increase as our business, specifically the 2006 and 2007 vintage years, continues to develop. The default rate is also affected by the number of policies in force, which is the denominator in the default rate calculation. The decreased production in the previous 12 months, combined with no longer issuing commitments for mortgage insurance as of July 15, 2008 and transition to run-off, is also expected to increase the default rate compared to the rate that would have resulted if our production were consistent with 2007 levels. We also expect default rates to increase for business that has increased risk characteristics such as Alt-A loans, higher LTV loans and PNAM ARMs.

          As discussed earlier, we have experienced unprecedented speed and severity in the increase in both defaults and claims on our 2006 and early 2007 vintage years. Generally, our master policies provide that we are not liable to pay a claim for loss if the application for insurance regarding the loan in question contains fraudulent information, material omissions or misrepresentations that would increase the risk characteristics of the loan. We are currently reviewing the majority of the claims for losses and defaults that occur soon after loan origination, especially with respect to the 2006 and 2007 vintage years, to determine whether the limitations on our liability contained in our master policies are applicable. Beginning in the third quarter 2007, we incorporated an adjustment to our reserve factors for expected rescissions into our provision for losses and LAE. The expected rescission factor, for specific sub-sections of our portfolio, has been increased in each quarter of 2008 as actual rescissions continue to grow.
          As part of our overall risk management strategy, we have entered into excess of loss captive reinsurance agreements with several of our lender customers. As detailed in Item 1, “Business” in our annual report on Form 10-K for the year ended December 31, 2007, we retain the first loss position on the first aggregate layer of risk and reinsure the second finite layer with the captive reinsurer with each separate policy year standing on its own. During 2007, for the first time since the establishment of these captives, certain captives exceeded the first loss layer in incurred losses, which resulted in the ceding of reserves related to specific book years. At September 30, 2008, we ceded reserves of $134.5 million to fifteen different captive reinsurers, all of which are supported by trust balances at the individual captives. At September 30, 2008, actual paid losses exceeded the first layer of two captive reinsurers and we have ceded approximately $364,000 of paid claims. If the current default and paid claim trends continue, we expect other vintage year layers and other captives to reach the attachment points on both incurred losses and paid claims, especially the 2006 and 2007 vintage years that have experienced a higher default rate at a faster pace than we have seen historically.
Expenses and Taxes
          As a result of the need to establish a premium deficiency reserve at March 31, 2008, we wrote off the remaining DAC asset balance of $34.8 million during the first quarter of 2008. Furthermore, we did not capitalize any costs to acquire new business subsequent to March 31, 2008. As such, there was no DAC amortization during the second or third quarter of 2008.
          Other operating expenses decreased 25.3% in the third quarter of 2008 as compared to the third quarter of 2007, primarily the result of lower compensation and benefits expenses and contract underwriting expenses, which is the result of our reduction in workforce. Other operating expenses increased 53.0% for the nine months ended September 30, 2008 as compared to the same period of 2007, due primarily to several non-recurring charges totaling $12.1 million recognized in the second quarter of 2008 that were associated with severance costs and lease termination costs incurred as we prepared to transition our business to run-off.
          Our effective tax rate was 6.5% and 16.4%, respectively, for the three months and nine months ended September 30, 2008 compared to 27.1% and 41.6% for the same periods of 2007. Accounting for income taxes for interim financial reporting requires the expected annual tax rate to be applied to the interim period financial statements. The estimated loss for the full year of 2008 calculated at September 30, 2008 increased from the estimated loss calculated at June 30, 2008, resulting in a larger net operating loss carryforward, and therefore a lower effective tax rate. During the third quarter of 2008 the estimated annual tax rate was a benefit of 16.4%. This compares to estimated annual tax rates of 27.5% and 20.2%, respectively, as calculated at the end of the first and second quarters of 2008.

          Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves. As a result of operating losses for 2007 and through the third quarter of 2008, the previously established contingency reserve was released earlier than the scheduled ten years in an amount that offset the operating loss for federal tax reporting purposes. Accordingly, the previously purchased Tax and Loss Bonds associated with the contingency reserve release were redeemed earlier than originally scheduled. As of September 30, 2008, we have redeemed substantially all of our previously purchased Tax and Loss Bonds. We expect to continue to incur operating losses for tax purposes and generate net operating loss carry forwards for federal income tax reporting purposes for which we will be unable to receive any immediate benefit in our statement of operations.
Financial Position
          Total assets at September 30, 2008 declined by $30.9 million from December 31, 2007. The decline in total assets reflect the liquidation of certain assets in connection with the repayment of the $80.0 million credit facility and the write-off of the remaining $34.8 million of DAC in connection with the premium deficiency recognized in the first quarter of 2008, offset in part by an increase of $106.0 million of ceded reinsurance recoverable from lender captives. Total liabilities increased to $1.1 billion at September 30, 2008 from $634.0 million at December 31, 2007. The growth in total liabilities included an increase of $682.1 million in gross loss reserves. This increase was partially offset by the repayment of the $80.0 million credit facility in the first quarter of 2008 and a $103.3 million decline in deferred income taxes related to the reversal of previously established deferred taxes as a result of the significant losses incurred in the first nine months of 2008.
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
     Deferred Policy Acquisition Costs
          Prior to the need for the establishment of a premium deficiency initially recognized at March 31, 2008, we capitalized costs to acquire new business as DAC and recognized these as expenses against future gross profits. In accordance with generally accepted accounting principles, we regularly prepared an analysis to determine if the DAC asset on our balance sheet was recoverable against the future profits in the existing book of business. At March 31, 2008, we determined that the net present value of the estimated future cash flows on the remaining book of business exceeded the recorded reserves (net of the unamortized DAC) which required the establishment of a premium deficiency reserve, which is discussed in more detail below under “Liquidity and Capital Resources - Premium Deficiency.” The actual mechanics of recording the premium deficiency reserve require that we first reduce the DAC balance to zero before recording any additional premium deficiency reserve. Therefore, we wrote down the DAC asset by $34.8 million in the first quarter of 2008. We have not capitalized any costs to acquire new business subsequent to the first quarter of 2008, but included such costs in the line item “Other operating costs” on the statement of operations.
     Prepaid Federal Income Taxes and Deferred Income Taxes
          While the Company was reporting positive results of operations, we purchased Tax and Loss Bonds to take advantage of a special contingency reserve deduction that mortgage guaranty companies are allowed for tax purposes. We recorded these bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that are scheduled to become current in ten years, when the contingency reserve is scheduled to be released, and the Tax and Loss Bonds are scheduled to mature.

The scheduled proceeds from the maturity of the Tax and Loss Bonds are used to fund the income tax payments that would be due in the same year as a result of the scheduled reversal of the contingency reserve for tax purposes.
          Deferred income taxes are provided for the differences in reporting taxable income in the financial statements and on the tax return. The largest cumulative difference has historically been the special contingency reserve deduction for mortgage insurers mentioned above. During the first nine months of 2008, deferred income taxes declined by $103.3 million, primarily the result of the reversal of the contingency reserve mentioned above. The remainder of the deferred tax liability has primarily arisen from book and tax reporting differences related to DAC and unrealized investment gains (losses).
          In years when the taxable income of a mortgage insurer results in a loss before the application of the special contingency reserve, the prior contingency reserve that was established can be reversed earlier than originally scheduled (effectively recognizing as taxable income the prior contingency reserve that had previously been deferred) to offset the current year loss. When the special contingency reserve for tax purposes is reversed to offset a current year operating loss, the Tax and Loss Bonds can be redeemed earlier than originally scheduled. In the first nine months of 2008, we reversed $335.0 million of contingency reserve and redeemed all of the remaining $116.0 million of Tax and Loss Bonds, including $63.2 million during the third quarter of 2008. During the second half of 2007, we reversed $113 million of contingency reserve for tax purposes earlier than originally scheduled and redeemed $51 million of Tax and Loss Bonds related to that reversal.
          If operating losses continue beyond 2008, it is unlikely we will be able to recognize any tax benefit from these losses in our financial statements.
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
          During the second quarter of 2008, we reversed the premium deficiency reserve, as the recorded reserves at June 30, 2008 exceeded the projected negative cash flow arising from the remaining insurance portfolio. During the third quarter of 2008, we did not make any significant changes to the assumptions utilized in projecting the estimated future cash outflows and inflows as actual experience was generally consistent with our assumptions. Therefore, at September 30, 2008, the projected cash shortfall consisting of the present value of the net outflows and inflows remained relatively consistent with those calculated at March 31, 2008. However, since March 31, 2008, we have added approximately $375.6 million to our GAAP loss and LAE reserves. This significant addition of reserves reconfirmed the lack of a need to establish an additional premium deficiency reserve at September 30, 2008.

Investment Portfolio
     Portfolio Description
          Our goal for managing our investment portfolio is to optimize investment returns, provide liquidity when necessary, preserve capital and adhere to regulatory requirements. We have established a formal investment policy that describes our overall quality and diversification objectives and limits. Historically, the majority of our investment portfolio has been comprised of tax-preferred state and municipal fixed income securities. Given the operating losses reported since the third quarter of 2007, we do not anticipate the realization of tax benefits normally associated with state and municipal securities. As a result, we made the decision in the second quarter of 2008 to restructure the investment portfolio into taxable publicly-traded securities, primarily corporate debt obligations, asset-backed securities, and mortgage-backed securities. Furthermore, as we anticipate cash flow from operations to be negative in 2009 due to the increase in the amount of claims paid, we expect the proceeds from the maturity and sale of securities will be required to fund the shortfall. In connection with our repositioning of our investment portfolio, we are positioning the portfolio with a shorter duration in order to match the maturities with the anticipated cash needs. There are significant risks involved in attempting to liquidate the remaining tax-preferred portfolio given current market conditions. These risks include execution risk in the selling and buying of securities during the recent significant market fluctuations, additional credit risk moving from primarily insured highly rated municipal bonds to lower rated corporate bonds, and uncertainty surrounding mortgage backed and asset backed securities.
          Our investment policy and strategies are subject to further change depending upon regulatory, economic and market conditions as well as our existing financial condition and operating requirements, including our tax position. We classify our entire investment portfolio as available for sale. This classification allows us the flexibility to dispose of securities in order to meet our investment objectives and operating requirements. All investments are carried on our balance sheet at fair value.
          The following table shows the growth and transition of our investment portfolio as we reposition our portfolio:

	September 30, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent	Amount	Percent
Fixed maturity securities:
U. S. government obligations	$20,424	2.3%	$11,762	1.5%
State and municipal bonds	215,537	24.2%	673,264	85.8%
Corporate bonds	508,437	57.1%	40,605	5.2%
Mortgage-backed bonds	118,088	13.3%	—	0.0%

Total fixed maturities	862,486	96.9%	725,631	92.5%
Equity securities	615	0.1%	2,162	0.3%

Total available-for-sale securities	863,101	97.0%	727,793	92.8%
Short-term investments	27,619	3.0%	56,746	7.2%

	$890,720	100.0%	$784,539	100.0%

          The following table shows the results of our investment portfolio for the three months and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Average investments at cost or amortized cost	$882,444	$729,519	$834,583	$688,776
Pre-tax net investment income	$10,349	$8,370	$29,071	$23,392
Pre-tax yield	4.7%	4.6%	4.6%	4.5%
Pre-tax realized investment (losses) gains	$(6,519)	$85	$(7,615)	$(3,020)
          The pre-tax yield is comparable for all periods as the taxable securities purchased during the second and third quarter of 2008 generally have a lower duration but a similar yield as the longer duration municipals that comprised the majority of the portfolio during the first nine months of 2007. The largest portion of the realized investment losses in 2008 are from write downs due to other-than-temporary impairments.
     Unrealized Gains and Losses
          The following table summarizes by category our unrealized gains and losses in our securities portfolio at September 30, 2008:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Fixed maturity securities:
U. S. government obligations	$20,303	$226	$(105)	$20,424
State and municipal bonds	213,949	1,593	(5)	215,537
Corporate bonds	518,113	703	(10,379)	508,437
Mortgage-backed bonds	117,940	562	(414)	118,088

Subtotal, fixed maturities	870,305	3,084	(10,903)	862,486
Equity securities	615	—	—	615
Short term investments	28,056	—	(437)	27,619

Total securities	$898,976	$3,084	$(11,340)	$890,720

          These unrealized gains and losses do not necessarily represent future gains or losses that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. Taxable securities typically exhibit greater volatility in value than tax-preferred securities and thus we expect greater volatility in unrealized gains and unrealized losses going forward, especially during the recent market events that have had a significant impact on valuations. We monitor unrealized losses through further analysis according to maturity date, credit quality, individual creditor exposure and the length of time the individual security has continuously been in an unrealized loss position. The largest individual unrealized loss on any one security at September 30, 2008 was approximately $1.4 million on a recently purchased corporate bond with an amortized cost of $4.2 million. The corporate bond was issued by American General Finance, a subsidiary of American International Group (AIG), which recently received a large emergency loan from the Federal Reserve.
          Gross unrealized gains and (losses) at September 30, 2008 were $3.1 million and $(11.3) million, respectively. As the table above reports, unrealized losses are concentrated in the corporate bonds and, more specifically, with securities in the financial services sector.

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

	September 30, 2008		December 31, 2007
(dollars in thousands)	Amount	Percent	Amount	Percent
Fixed Maturities:
U.S. treasury and agency bonds	$20,424	2.4%	$11,762	1.6%
AAA	251,551	29.2	518,769	71.5
AA	224,052	26.0	150,820	20.8
A	344,813	40.0	25,774	3.6
BBB	12,256	1.4	8,738	1.2
BB	1,463	0.2	1,072	0.1
B	242	0.0	—	—
CCC	2,301	0.3	5,591	0.8
CC and lower	62	0.0	2	0.0
Not rated	5,322	0.6	3,103	0.4

Total fixed maturities	$862,486	100.0%	$725,631	100.0%

Equity Securities:
Preferred stocks:
AA	$419	68.2%	$745	34.5%
A	131	21.3	883	40.8
BBB	65	10.6	534	24.7

	615	100.0	2,162	100.0

Common stocks	—	—	—	—

Total equity securities	$615	100.0%	$2,162	100.0%

          The change in the credit quality of the portfolio is primarily due to the restructuring of the portfolio out of tax-preferred securities and into taxable securities. Most municipal and state tax-preferred securities historically carried credit ratings of “AAA” as a result of credit enhancements provided by financial guaranty insurers. The credit rating of a bond will carry the higher of a financial guarantor’s credit rating or the credit rating on the bond’s underlying credit qualities if such a credit rating exists. Taxable securities generally do not have credit enhancements and the credit rating reflects the securities’ underlying credit qualities, which for certain issuers have been adversely affected recently due to the unprecedented market events.
          Financial guaranty insurers have been under pressure due to their guarantee of mortgage-backed securities. When our portfolio consisted primarily of municipal securities, we relied on the enhancements provided by the financial guaranty insurers to increase the overall credit quality of the portfolio. As we transition from a tax-deferred portfolio to a taxable portfolio, the importance of the credit enhancements becomes less relevant. The following table indicates the credit quality of our fixed maturity portfolio with and without the benefit of the credit enhancements as provided by financial guaranty insurers at September 30, 2008:

	Credit Quality With Benefit of		Credit Quality Without Benefit
	Credit Enhancements		of Credit Enhancements
(dollars in thousands)	Amount	Percent	Amount	Percent
U.S. treasury and agency bonds	$8,279	1.0%	$8,282	1.0%
AAA	242,037	28.1	205,563	23.8
AA	189,310	21.9	156,946	18.2
A	401,213	46.5	436,944	50.7
BBB	12,256	1.4	17,853	2.1
BB	1,463	0.2	2,389	0.3
B	242	0.0	1,988	0.2
CCC	2,301	0.3	—	—
CC and below	63	0.0	63	0.0
Not rated	5,322	0.6	32,458	3.8

Total Fixed Maturities	$862,486	100.0%	$862,486	100.0%

          As of September 30, 2008, we were not directly exposed to the risk of financial guaranty insurer default because we did not invest directly in any financial guaranty insurers. We were, however, indirectly exposed to the risk of financial guaranty insurer default through the credit enhancements provided on the majority of our state and municipal fixed maturity bond portfolio as of September 30, 2008.
          At September 30, 2008, our state and municipal bond portfolio amounted to $215.5 million, with approximately $172.4 million containing credit enhancements from financial guaranty insurers. We attempt to limit our indirect exposure to financial guaranty insurer default by spreading our exposure among some of the larger, better known financial guaranty insurers. The following table indicates the approximate exposure to and percentage of our credit enhanced state and municipal bond portfolio:
Financial Guarantors

	Credit Enhanced State and
	Municipal Portfolio
(dollars in thousands)	Amount	Percent
MBIA	$48,140	27.9%
FSA	25,474	14.8
FGIC	37,894	22.0
AMBAC	37,756	21.9
Others (four companies)	23,154	13.4

Total	$172,418	100.0%

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
          When we conclude that a decline is other than temporary, the security is written down to fair value through a charge to realized investment gains and losses. We adjust the amortized cost for securities that have experienced other-than-temporary impairments to reflect fair value at the time of the impairment. We consider factors that lead to other-than-temporary impairment of a particular security in order to determine whether these conditions have impacted other similar securities in the same sector. Of the approximate $11.3 million of gross unrealized losses at September 30, 2008, approximately $8.9 million was related to securities with a fair value to cost ratio of 90% or greater.
          Information about unrealized gains and losses is subject to changing conditions. The values of securities with unrealized gains and losses will fluctuate, as will the values of securities that we identify as potentially distressed. Our current evaluation of other-than-temporary impairments reflects our intent to hold the recently purchased non tax deferred securities for a reasonable period of time sufficient for a forecasted recovery of fair value or maturity. However, our intent to hold certain of these securities may change in future periods as a result of facts and circumstances impacting a specific security. If our intent to hold a security with an unrealized loss changes, and we do not expect the security to fully recover prior to the expected time of disposition, we will write down the security to its fair value in the period that our intent to hold the security changes.
          The current financial markets have exhibited a high degree of volatility in recent months. Our investment advisors have notified us that the market for municipal securities has deteriorated due to uncertainty regarding the state of the economy, weakening underlying fundamentals of many states and municipalities, forced selling by other holders of municipal securities, liquidity issues, as well as the ability of financial guarantors to honor their obligations. Since it is our intention to reposition the portfolio from a tax-deferred portfolio to a taxable one, we have taken other-than-temporary impairments on all remaining tax-deferred securities with market values below our cost. If these conditions persist, we may be required to take further write-downs on our municipal securities, we may be required to sell these securities at a value less than current book value, or we may not be able to complete the sale of our municipal portfolio in a timely manner.
     Realized Gains (Losses) and Impairments
          Realized gains (losses) include both write-downs of securities with other-than-temporary impairments and gains (losses) from the sales of securities. Net realized losses for the third quarter of 2008 totaled $6.5 million. The net realized loss was primarily composed of: (1) an impairment loss of $9.6 million on municipal securities, corporate bonds, and preferred stock, and (2) a gain of $2.8 million from the sale of securities, primarily the municipal securities, during the quarter. During the third quarter of 2008, we recognized an impairment loss of approximately $7.5 million specifically on the municipal portfolio which is in addition to the impairment loss of approximately $7.5 million recognized in the second quarter of 2008.

          In addition to the impairment losses on the municipal securities, we recognized an impairment loss at September 30, 2008 on specific corporate bonds and preferred stock which totaled $2.1 million. This included our investments in Fannie Mae and Lehman Brothers which accounted for approximately $1.8 million of the total. In addition to these, there were three other preferred stocks, all in the financial services sector, that we concluded were other-than-temporarily impaired. We recorded a write-down of approximately $325,000 in total for these three securities. If market, industry, and/or issuer conditions deteriorate, we may incur further impairments.
Liquidity and Capital Resources
          Generally, our sources of operating funds consist of premiums written and investment income. Operating cash flow has historically been applied to the payment of claims, interest, expenses and prepaid federal income taxes in the form of Tax and Loss Bond purchases. However, in recent quarters, the early redemption of Tax and Loss Bonds due to our operating losses has provided a source of funds. See “Prepaid Federal Income Taxes and Deferred Income Taxes” for additional information concerning the Tax and Loss Bonds. We redeemed $62.3 million of Tax and Loss Bonds in the third quarter of 2008 related to the operating loss in the second quarter of 2008 following the redemption of $52.3 million in the second quarter of 2008. As of September 30, 2008, our remaining holdings of Tax and Loss Bonds are insignificant.
          We generated positive cash flow from operating activities of $150.1 million during the first nine months of 2008 compared to $109.2 million in the first nine months of 2007. The positive cash flow for the first nine months of 2008 is primarily due to the redemption of Tax and Loss Bonds of $116.0 million. Going forward, Tax and Loss Bonds are not expected to be a source of operating cash flow.
          In the first nine months of 2008, we experienced significant operating losses, primarily due to an increase in net loss reserves of $682.1 million, which did not impact our operating cash flow. Generally, there is about a 12 to 18 month delay from when reserves are initially established on a default to when a claim is ultimately paid. In the first nine months of 2008, direct paid losses amounted to $168.0 million compared to $64.3 million for the first nine months of 2007. The level of paid claims in the third quarter of 2008 was slightly lower than the level in the second quarter of 2008. We believe this decrease was due to a number of factors that have delayed claim payments, including state and lender foreclosure moratoriums, delays by the servicers, and a continued effort on our part in investigating policies for fraud, misrepresentation or other underwriting violations, especially those that have defaulted within 24 months of origination, leading to an increase in rescission activity.
          During the fourth quarter of 2008 and in 2009, we expect the payment of claims and expenses will be greater than premium and investment income received and we expect to report negative cash flow from operations. We anticipate that the cash necessary to meet any negative operating cash flow will be funded by the scheduled short-term maturities of invested assets and sales of invested assets.
          As described under “Investment Portfolio,” we are in the process of repositioning our investment portfolio to convert from a primarily tax-preferred portfolio to a taxable portfolio. Furthermore, maturities within our fixed income investment portfolio are being structured to provide options to reinvest those funds or have such funds available to meet operating cash needs, such as the payment of claims. An operating cash flow shortfall could be funded through sales of short-term investments and other investment portfolio securities. See “Investment Portfolio” for more information concerning the repositioning.
          At September 30, 2008, the Company reported a deficiency in assets of $28.4 million compared to stockholders’ equity of $140.9 million at June 30, 2008 and $498.9 million at December 31, 2007. A deficiency in assets occurs when recorded liabilities exceed recorded assets. The deficiency in assets is the result of five straight quarters of losses totaling $615.7 million. The largest portion of our losses is the result of an increase in loss and loss adjustment expense reserves of over $900 million since June 30, 2007, the last quarter for which we reported a profit. In addition, we have paid in excess of $230 million of claims during these last five quarters, an amount greater than the total claims paid during the first 18 years of the Company’s existence. At September 30, 2008 we had over $900 million of cash and invested assets, approximately $240 million more than at June 30, 2007. We reported $150.6 million of cash flow from operations for the first nine months of 2008, with $116.0 million derived from the redemption of Tax and Loss Bonds that will not be an ongoing source of cash. While we reported a deficiency in assets at September 30, 2008 for GAAP purposes, the underlying performance of our insurance portfolio was generally consistent with our run-off plan, which projects significant losses in the early stages of the plan. Additionally, we expect to recognize additional benefits resulting from the Modified Pool stop losses and captive reinsurance in future periods that have not been reflected in our financial statements. We expect to continue to report a deficiency in assets in future periods. While we do not expect the deficiency in net assets to have a direct impact on our operations, it could adversely impact our continued listing on The NASDAQ Stock Market.
          The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay its parent company. As discussed previously, the corrective order from the Illinois Division of Insurance prohibits the payment of dividends by our insurance subsidiary to the parent corporation without prior approval from the Illinois Division of Insurance.
          Included in policyholders’ surplus of the U.S. insurance subsidiary, Triad, is a “surplus note” of $25 million payable to the registrant, its parent. The accrual of and payment of the interest on the surplus note must be approved by the Illinois Division of Insurance, which has broad discretion to approve or disapprove any such payment. In June 2008, we requested permission to accrue and pay the interest on the $25 million surplus note from the Illinois Division of Insurance. Our request was formally denied. The corrective order from the Illinois Division of Insurance prohibits Triad from paying interest on the surplus note to its parent corporation without prior approval from the Illinois Division of Insurance. We do not expect Triad will be able to pay any principal or interest on this note for the foreseeable future.
          The parent company has limited sources of cash flow. The $35 million long-term debt outstanding is the obligation of the parent company and not of Triad. Debt service amounts to $2.8 million per year and is paid by the parent company. The primary source of funds for the parent company debt service has historically been the interest paid on the $25 million surplus note by our insurance subsidiary, which has provided $2.2 million on an annual basis. We do not expect this source of cash to be available for the foreseeable future. At September 30, 2008, the parent company had cash and invested assets of approximately $8.2 million. During the third quarter of 2008, the Company repatriated approximately $3.8 million of cash from its Canadian subsidiary that is in the process of liquidation. At September 30, 2008, cash and invested assets remaining at the Canadian subsidiary total approximately $1.7 million. We anticipate the repatriation of these remaining funds from Canada, net of any expenses to be paid, in the fourth quarter of 2008. While we currently believe that the cash resources on hand at the parent company will be sufficient to cover the required debt service for 2009 on the $35 million long-term debt, we cannot provide any assurance that this or any future debt service payments will be made and the ultimate ability of the parent to repay the entire $35 million is subject to substantial risks and cannot be assured unless a source of funds is secured. The ability of the parent company to pay the debt service with funds obtained from Triad, whether in the form of dividends, payments on the surplus note or otherwise, will require the approval of the Illinois Division of Insurance, and it is unlikely that such approval will be obtained in the foreseeable future.
          Triad has historically reimbursed the parent company for a majority of its operating expenses under a management agreement. As part of the corrective order, we have submitted to the Illinois Division of Insurance a request for reimbursement of expenses for the third quarter of 2008, but as of the date of this filing, we have not received approval for this reimbursement. If the Illinois Division of Insurance prohibits or limits the reimbursement by Triad of the parent company’s operating expenses, the cash resources of the parent company will be adversely affected.

          We cede business to captive reinsurance affiliates of certain mortgage lenders, primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust accounts where we are the sole beneficiary. When ceded loss reserves exceed the trust balances, we address the counter-party credit risk of the reinsurance recoverable on a case-by-case basis and provide for a provision for uncollectible accounts where appropriate. At September 30, 2008, total trust balances were approximately $241.4 million compared to $185.1 million at September 30, 2007 and $201.5 million at December 31, 2007.
          Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. The following table provides information regarding our statutory capital position at September 30, 2008, December 31, 2007 and September 30, 2007:

	September 30,	December 31,	September 30,
(dollars in millions)	2008	2007	2007
Statutory policyholders’ surplus	$284.2	$197.7	$33.9
Statutory contingency reserve	1.4	387.4	626.2

Total	$285.6	$585.1	$660.1

          For statutory reporting purposes, we adopted the reserve requirements as outlined in the Illinois Insurance Code that requires loss reserves be established for all loans that are four or more payments in arrears or in foreclosure. The use of these standards results in a smaller reserve recorded for statutory purposes than the reserve recorded in the Company’s GAAP financial statements, which provide reserves on all loans that are three or more months in default. The difference in the two methodologies is approximately $192 million as of September 30, 2008. This accounting change was deemed to be a change in statutory accounting method adopted on a prospective basis, and, accordingly, we recorded a cumulative effect to surplus as of the beginning of 2008 of approximately $107 million. As a result, beginning with the quarter ended September 30, 2008, the net loss and loss adjustment expense reserve reported in Triad’s statutory financial statements will be different than that reported in our GAAP financial statements.
          During the second quarter of 2008, we recorded the full impact of the Excess of Loss reinsurance treaty for statutory reporting purposes. We recorded a reinsurance recoverable, ceded loss reserves and accrued premiums in accordance with the terms of the contract, which had the effect of increasing policyholders’ surplus in Triad’s statutory financial statements at June 30, 2008 by approximately $78 million.
          Historically, one of the primary differences between statutory policyholders’ surplus and equity computed under GAAP is the statutory contingency reserve. Generally, mortgage insurance companies are required to add to the statutory contingency reserve through a charge to surplus an amount equal to 50% of calendar year earned premiums and retain the contingency reserve in the statutory statements for a period of ten years. The contingency reserve can be released earlier than the scheduled ten years if the loss ratio exceeds 35%. Triad’s loss ratio substantially exceeded 35% in the first nine months of 2008 and in the first nine months of 2007. Accordingly, we released approximately $386.0 million of contingency reserve in the first nine months of 2008 and $275.0 million for all of 2007. As of September 30, 2008, the amount held in the statutory contingency reserve is approximately $15 thousand.
          Triad ceased accepting commitments to write new mortgage commitments on July 15, 2008 and has begun the transition of its business to run-off. The risk-to-capital ratio, which is utilized as a measure by many states and regulators of an insurer’s capital adequacy and ability to underwrite new business, is no longer relevant for this purpose to Triad. Generally, states limit a mortgage insurer’s statutory risk-to-capital ratio to 25-to-1. At March 31, 2008, Triad’s statutory risk-to-capital ratio had already exceeded that level and substantially exceeded that level at September 30, 2008.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations
          We had no material off-balance sheet arrangements at September 30, 2008.
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
          Since the filing of our Form 10-K, we determined that our existing insurance portfolio has a premium deficiency that required the elimination of the recorded DAC. Therefore, the establishment of initial DAC amortization schedules is no longer a critical accounting policy requiring significant judgment on our part. However, we have now identified the computation of the premium deficiency as a new critical accounting policy that requires a significant amount of judgment by management with respect to the estimates utilized in the computation.
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
          Each quarter, we will recalculate the premium deficiency reserve on the remaining insurance in force. The premium deficiency reserve will primarily change from quarter to quarter as a result of two factors. First, it will change as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items will be reflected in our financial statements as earned premiums, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserves will have an effect (either positive or negative) on that period’s results. Second, the need for a premium deficiency reserve will change as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining in force change. Changes to these assumptions could also have an effect on that period’s results. See “Premium Deficiency Reserve” under Financial Position above for further discussion of the premium deficiency reserve.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
          Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements relating to future plans, expectations and performance, which involve various risks and uncertainties. Because we ceased issuing new mortgage commitments effective July 15, 2008 and are in the process of transitioning our business into run-off, certain risk factors, primarily those associated with our ability to write new business and our competitive position as a mortgage insurer, which we previously included in our Exchange Act filings are no longer relevant to our business. Risks and uncertainties relating to Triad operating in run-off include, but are not limited to, the following:
•	if we are unable to satisfy the enhanced regulatory obligations imposed on us in run-off, the Illinois Division of Insurance could impose penalties on us, place us in rehabilitation and impose further restrictions on our business or appoint a receiver to liquidate our insurance subsidiary;

•	if the significant assumptions utilized in the corrective plan related to the timing and amount of claims, the persistency of renewal premiums, and the expenses related to servicing the remaining portfolio prove to be materially and adversely inaccurate, the Illinois Division of Insurance may be forced to place Triad in rehabilitation or appoint a receiver to liquidate our business;

•	our ability to lower operating expenses to the most efficient level while still providing the ability to mitigate losses effectively as we transition to run-off status will have an impact on our financial performance in run-off;

•	whether we ultimately prevail in arbitration with the Excess-of-Loss reinsurance treaty will have an impact on our financial performance in run-off;

•	if housing prices continue to fall, additional borrowers may default and claims could be higher than anticipated;

•	if unemployment rates continue to rise, especially in those areas that have already experienced significant declines in home prices, defaults and claims could be higher than anticipated;

•	a significant decline in interest rates coupled with an increase in available credit could increase refinancings and decrease the persistency of renewal premiums and the quality of our insurance in force;

•	ongoing credit tightening in the mortgage marketplace may continue and cause an increased number of defaults and, ultimately, paid claims due to the unavailability of refinancing options;

•	the appointment of FHFA as the conservator of both Fannie Mae and Freddie Mac may result in changes in the business practices of the GSEs that could adversely impact our financial performance in run-off;

•	our financial condition and performance in run-off could be affected by new legislation, such as EESA, or regulations impacting the mortgage industry or the GSEs specifically and the financial services industry in general;

•	if GSEs or our lender customers choose to cancel the insurance on policies that we insure, our financial performance in run-off could be adversely affected;

•	if we have failed to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans or face other remedies;

•	if we are unable to satisfy its continued listing requirements, we may be delisted from The NASDAQ Stock Market;

•	our performance may be impacted by changes in the performance of the financial markets and general economic conditions; and

•	further economic downturns in regions where we have larger concentrations of risk and in markets already distressed could have a particularly adverse effect on our financial condition and loss development.
          Accordingly, our actual results may differ from those set forth in the forward-looking statements. Attention also is directed to other risk factors set forth in this report and other reports and statements that we file from time to time with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          The information in this section updates the information filed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2007.
          Historically, the majority of our investment portfolio has been comprised of tax-preferred state and municipal fixed income securities in which we had the ability and intent to hold until maturity. Given our operating losses since the third quarter of 2007, we do not expect to realize the tax advantages historically provided by state and municipal fixed income securities. As a result, we made the decision in the second quarter of 2008 to transition the tax-preferred state and municipal fixed income portfolio to a taxable portfolio. Furthermore, we anticipate cash flow from operations to be negative in 2009 due to a substantial increase in paid claims and we expect the proceeds from the maturity and sale of securities will be required to fund the shortfall. In connection with our transitioning of our investment portfolio, we are repositioning the portfolio with a shorter duration in an attempt to more closely match the maturities with the anticipated cash needs. Estimates below are not necessarily indicative of future performance, and actual results may differ materially.

Interest Rate Risk on Investments
          We are exposed to interest rate risk related to our investment portfolio and this risk has been heightened by our decision to transition the state and municipal fixed income portfolio. Additionally, due to our expected shortfall in operating cash flow in 2009, we no longer have the intent and ability to hold temporarily impaired securities until maturity. At September 30, 2008, our invested assets were comprised of approximately 97% fixed maturity securities and approximately 25% of the fixed maturity security portfolio was comprised of state and municipal securities. The fair value of these fixed maturity securities generally bears an inverse relationship to changes in prevailing market interest rates. Given the current economic and interest rate environment, we believe interest rates could decrease over the next 15 months rather than increase. A decrease in market interest rates, all else being equal, generally will have the effect of initiating an early call provision of those securities possessing such provisions. The proceeds relating to the early called securities in a decreasing interest rate environment generally are invested in lower yielding investments that would ultimately decrease results of operations. However, given the repositioning of the portfolio and anticipated deficit in cash flow from operations, we do not believe that a decrease in market interest rates that affect our financial instruments will have a material impact on results of operations during the remainder of 2008 and 2009.
          An increase in market interest rates generally will negatively affect the fair value of our fixed income securities. While we believe, given the current uncertain economic and interest rate environment, a decrease in interest rates is more likely in the short term than an increase, interest rates are near historically low levels and if the economic situation improves or inflation increases, an interest rate increase in 2009 is possible. Due to the fact that we are in run-off and are relying on the matching of maturities to our cash flow funding needs in 2009 and beyond, an increase in interest rates would lower the fair value of our fixed income securities at a time when we could be required to dispose of longer-term securities to meet current cash flow needs. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the market value of our fixed income portfolio by approximately 3% as of September 30, 2008. The fluctuations in fair value of our investment portfolio reflect only the direct impact of the change in interest rates. Other economic variables, such as fixed security market fluctuations and changes in relative credit risk, could result in a significantly higher decline in our net investment portfolio.
Market Risk
          The current market environment for fixed income maturity securities is subject to a high degree of short-term volatility. An economic recession or liquidity issues may exacerbate the level of volatility. We have made the decision to liquidate the tax-preferred state and municipal fixed income portfolio. As we liquidate this portfolio, if a tax-preferred state and municipal fixed income security has a book value greater than its market value, we will incur a loss on the sale. This could have an adverse effect on our results of operations, the value of our investment portfolio, and the cash available to fund the anticipated shortfall in cash from operations.
Item 4. Controls and Procedures
a)	We carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer (PEO) and Principal Financial Officer (PFO), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Act). Based on that evaluation, our management, including our PEO and PFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our reports under the Act. Disclosure controls and procedures include controls and procedures designed to ensure that management, including our PEO and PFO, is alerted to material information required to be disclosed in our filings under the Act so as to allow timely decisions regarding our disclosures. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

b)	There were no changes to our internal control over financial reporting during the third quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          On November 5, 2007, American Home Mortgage Investment Corp. and American Home Mortgage Servicing, Inc. filed an adversary proceeding against Triad in the U.S. Bankruptcy Court for the District of Delaware. The plaintiffs were debtors and debtors in possession in Chapter 11 cases pending in the U.S. Bankruptcy Court. The complaint alleged claims for breach of contract and declaratory judgment. Triad filed a counterclaim for declaratory judgment against the plaintiffs and American Home Mortgage Corp. arising out of the same dispute. The parties filed a joint stipulation of voluntary dismissal of the action on September 29, 2008. The stipulation was granted and the adversary proceeding was dismissed on September 30, 2008 with no payment by Triad.
Item 1A. Risk Factors
A deep or prolonged recession in the United States and continued tightened credit in mortgage markets may increase mortgage defaults and limit opportunities for borrowers to cure defaults or for our company to mitigate its losses, which would adversely impact the future value of our company.
          Many economists now believe the United States economy has entered into a recessionary period and are projecting significant negative macroeconomic trends, including widespread job losses, higher unemployment, lower consumer spending, continued declines in home prices and substantial increases in delinquencies on consumer debt, including defaults on home mortgages. Moreover, recent disruptions in the financial markets, particularly the reduced availability of credit and tightened lending requirements, have impacted the ability of borrowers to refinance loans at more affordable rates. We cannot predict the length and severity of a recession, but as with most businesses, we believe a longer or more severe recession will have more negative impacts on our business. Similarly, while tight credit markets facilitate higher persistency, they also limit the flexibility of borrowers when dealing with a loan in default. In particular, recessionary forces and tight credit markets can lead to greater defaults in both number and in severity and otherwise adversely impact the performance of our existing mortgage insurance in force, including reducing our default cure rates, increasing the amount or accelerating the timing of our claims payments, and limiting our ability to mitigate losses. A severe or prolonged recession may cause our future performance to vary significantly from the projections we submitted to the Illinois Division of Insurance in our corrective plan, which could cause the Division to place us in rehabilitation or to appoint a receiver to liquidate our assets, in which case the market value of our common stock would be reduced or eliminated and little or no funds would ever be available for distribution to our stockholders.

Item 4. Submission of Matters to a Vote of Security Holders
          The Annual Meeting of Stockholders was held on September 11, 2008. Shares entitled to vote at the Annual Meeting totaled 15,116,259 of which 12,113,414 shares were represented.
          The following five directors were elected at the Annual Meeting. Shares voted for and authorized withheld for each nominee were as follows:

	Shares Voted	Shares
Election of Directors	in Favor	Withheld
Robert T. David	11,817,402	296,012
H. Lee Durham, Jr.	11,434,864	678,550
William T. Ratliff, III	11,925,731	187,683
Richard S. Swanson	11,319,047	794,367
David W. Whitehurst	11,930,219	183,195
          Shareholders also voted to ratify the selection of Ernst & Young LLP as the independent registered public account firm for Triad Guaranty Inc. for 2008. This proposal was approved by the votes set forth in the following table:

	Shares Voted	Shares Voted	Shares
Other Proposals	in Favor	Against	Withheld
Ratification of the selection of Ernst & Young LLP as the independent registered public accounting firm for Triad Guaranty Inc. for 2008.	12,017,230	54,443	41,741
Item 6. Exhibits
          The exhibits filed with this quarterly report on Form 10-Q are set forth in the Exhibit Index on page 44 and are incorporated herein by reference.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIAD GUARANTY INC.

Date: November 10, 2008

/s/ Kenneth S. Dwyer

Kenneth S. Dwyer
Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

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

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory arrangement.