Form 10-K
period 2008-12-31
TRIAD GUARANTY INC
filed 2009-03-16
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,782,902 as of June 30, 2008, which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by executive officers, directors and 10% or greater stockholders of the registrant (however, this does not constitute a representation or acknowledgment that any such individual or entity is an affiliate of the registrant, or that there are not other persons who may be deemed to be our affiliates).

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 6, 2009, was 15,206,709.

Portions of the following document are incorporated	Part of this Form 10-K into which the portions of the
by reference into this Form 10-K:	document are incorporated by reference

None	None

PART I

Item 1.	Business

Overview of Triad

Triad Guaranty Inc. is a holding company that historically has provided private mortgage insurance (“MI”) coverage in the United States through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”). Triad Guaranty Inc. and its subsidiaries are collectively referred to as the “Company.”

Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and we are operating our business in run-off under a Corrective Order issued by the Illinois Department of Financial and Professional Regulation, Division of Insurance (the “Division”). As used in this annual report, the term “run-off” refers to Triad no longer being able to write new mortgage insurance policies, but continuing to service its existing policies. Servicing existing policies includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate our loss; and settling all legitimate filed claims per our contractual obligations. The Corrective Order from the Division, among other items, allows the executive officers of the Company to continue to operate Triad under close supervision and includes restrictions on the distribution of dividends and payment by Triad of interest on notes payable to its parent.

Triad was formed in 1987 and was acquired by Collateral Mortgage, Ltd., now called Collateral Holdings, Ltd. (“CHL”), a mortgage banking and real estate lending firm, in 1989. As of December 31, 2008, CHL owns 17.0% of the outstanding common stock of the Company.

MI is issued in many home purchases and refinance transactions involving conventional residential first mortgage loans to borrowers with equity of less than 20%. If the homeowner defaults on the mortgage, MI reduces, and in some instances eliminates, any loss to the insured lender. MI also facilitates the sale of low down payment mortgage loans in the secondary mortgage market, with the largest percentage of sales being made to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which are collectively referred to as “GSEs”. Investors and lenders also purchase MI to obtain additional default protection or capital relief on loans with equity of greater than 20%.

Currently, Triad is licensed to do business in all fifty U.S. states and the District of Columbia. Another wholly-owned subsidiary, Triad Guaranty Insurance Corporation Canada (“TGICC”), was formed in 2007 for the purpose of exploring opportunities for providing mortgage insurance in Canada. TGICC was liquidated in the fourth quarter of 2008. TGICC did not write any business and only incurred start-up expenses prior to its liquidation.

Our success in run-off is dependent on our ability to operate effectively under the Corrective Order, our ability to mitigate our insurance losses, and our ability to maintain operating efficiency, as well as a number of external factors including: the general condition of the economy, the capital markets and the housing market; legislative and regulatory developments; interest rates and their effect on our persistency; and unemployment rates. For a detailed description of the components of our revenue and expenses, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report on Form 10-K. A detailed description of the insurance regulations to which we are subject is discussed further in this Item 1.

Our principal executive offices are located at 101 South Stratford Road, Winston-Salem, North Carolina 27104 in properties that we lease. We do not require a significant amount of fixed assets for our operations and property and equipment, consisting primarily of computer equipment and software, are the extent of our long-lived assets. Our telephone number is (336) 723-1282.

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

Corrective Order

Triad is an Illinois-domiciled insurance company and the Division is our primary regulator. Triad Guaranty Assurance Corporation (“TGAC”) is a wholly-owned subsidiary of Triad and is subject to all Illinois insurance regulatory requirements applicable to Triad. The Illinois Insurance Code grants broad powers to the Division and its Director to enforce rules or exercise discretion over almost all significant aspects of our insurance business.

On August 5, 2008, Triad and TGAC (collectively, “TGIC”) entered into an Agreed Corrective Order with the Division. The Corrective Order was implemented as a result of our decision to cease writing new mortgage guaranty insurance and to commence a run-off of our existing insurance in force as of July 15, 2008. Among other things, the Corrective Order:

•	Required TGIC to submit a corrective plan to the Division;

•	Prohibited all stockholder dividends from TGIC to its parent company without the prior approval of the Division;

•	Prohibited interest and principal payments on TGIC’s surplus note to its parent company without the prior approval of the Division;

•	Restricted TGIC from making any payments or entering into any transaction that involves the transfer of assets to, or liabilities from, any affiliated parties without the prior approval of the Division;

•	Required TGIC to obtain prior written approval from the Division before entering into certain transactions with unaffiliated parties;

•	Required TGIC to meet with the Division in person or via teleconference as necessary; and

•	Required TGIC to furnish to the Division certain reports, agreements, actuarial opinions and information on an ongoing basis at specified times.

We submitted a corrective plan to the Division as required under the Corrective Order. The corrective plan we submitted included, among other items, a five-year statutory financial projection for TGIC and a detailed description of our planned course of action to address our current financial condition. The financial statements that form the basis of our corrective plan were prepared in accordance with Statutory Accounting Principles (“SAP”) set forth in the Illinois Insurance Code. SAP differs from GAAP, which are followed to prepare the financial statements presented in this annual report on Form 10-K. We received approval of the corrective plan from the Division in October 2008.

Since the approval of our initial corrective plan, we have revised the assumptions we initially utilized in our run-off financial forecast model as a result of a number of factors, including continued deteriorating economic conditions impacting our financial condition, results of operations and future prospects. Our new assumptions produce a range of potential ultimate outcomes for our run-off, but include projections showing that on a likely case basis and absent additional action by the Division or favorable changes in our business, we will report a deficiency in policyholders’ surplus as calculated in accordance with SAP as early as March 31, 2009 and continuing at least through 2011. Although we currently project that this statutory insolvency will be temporary and our run-off will ultimately be successful, we believe such insolvency would likely lead to the institution by the Division of receivership proceedings against TGIC if not corrected. We are currently working with the Division to structure a revised corrective plan to address this issue, although no assurance can be given that we will be successful in these efforts. If we are unable to gain approval from the Division for a revised corrective plan that addresses this issue, the Division could place TGIC into receivership proceedings, which could force us to seek protection from creditors through a voluntary bankruptcy proceeding and we would likely be unable to continue as a going concern. See Item 1A, “Risk Factors” for more information.

Failure to comply with the provisions of the Corrective Order or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject TGIC to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of TGIC. See Item 1A, “Risk Factors” for more information.

Our recurring losses from operations and resulting decline in policyholders’ surplus as calculated in accordance with SAP increases the likelihood that TGIC will be placed into conservatorship or liquidated and raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements that are presented in this annual report on Form 10-K do not include any adjustments that reflect the financial risks of TGIC entering receivership proceedings and assume that we will continue as a going concern. We expect losses from operations to continue and our ability to continue as a going concern is dependent on the successful development, approval, and implementation of a revised corrective plan. See Item 1A, “Risk Factors” for more information.

Triad is also subject to comprehensive regulation by the insurance departments of the various other states in which it is licensed to transact business. Currently, the insurance departments of the other states are working with the Division in the implementation of the Corrective Order.

Overview of Market Conditions

The adverse events in the real estate, mortgage and financial markets during 2008 were unprecedented. Steep declines in real estate values, tightening markets for obtaining capital or credit, and the liquidity concerns of financial institutions have created a significant amount of uncertainty in the capital markets, resulting in significant downward pressure on asset values, including single family homes. Like many other financial companies, the Company has not been immune to these adverse developments and has seen its financial position and results of operations deteriorate substantially.

The profitability and growth of the mortgage insurance industry is subject to conditions in the residential mortgage market which, over the long-term, has experienced a substantial amount of growth and profitability and was particularly strong between 2001 and 2006. Some of the factors that contributed to this strength, including rapid home price appreciation, the strong demand for mortgage securitizations in the secondary market, and the introduction of certain new mortgage products gradually led to deterioration in underwriting practices by mortgage loan originators over that five-year period.

Beginning in early 2007, the residential mortgage market began slowing due in part to rising mortgage delinquencies and foreclosures. Since then, home prices have declined significantly, mortgage delinquency and foreclosure rates have soared, and the availability of capital to potential borrowers has declined considerably.

During 2008, a number of well-known financial institutions failed or were acquired by other financial institutions. While the U.S. government has taken action to improve liquidity, restore confidence to the capital markets, stem the level of foreclosures, and improve the employment situation (see “Recent Government Initiatives” below), the results to date have been limited. The U.S. economy is in a recession and the unemployment rate of 8.1% in January 2009 was the highest since unemployment was 8.3% in December 1983. Defaults and foreclosures continue to increase and home prices continue to decline. Many economists are projecting significant negative macroeconomic trends, including widespread job losses, higher unemployment, lower consumer spending, continued declines in home prices and substantial increases in delinquencies on consumer debt, including defaults on home mortgages. Moreover, recent disruptions in the financial markets, particularly the reduced availability of credit and tightened lending requirements, have impacted the ability of borrowers to refinance loans at more affordable rates. In addition, while tight credit markets facilitate higher persistency, they also limit the flexibility of borrowers when dealing with a loan in default, and may lead to a greater number of foreclosures. A longer or more severe recession will have more negative impacts on our business.

Recent Government Initiatives

Over the past several months, several government programs have been initiated which, in general, are designed to provide relief to homeowners and the financial markets. Many of these programs have been expanded since originally developed and may continue to change.

In July 2008, the Housing and Economic Recovery Act of 2008 was enacted, which established the Federal Housing and Finance Agency (“FHFA”) as the successor regulatory agency to both Fannie Mae and Freddie Mac. FHFA has broad legal and regulatory authority to ensure the safety and soundness of both of the GSEs. On September 7, 2008, both Fannie Mae and Freddie Mac were placed into conservatorship with FHFA acting as conservator. Conservatorship is a process designed to stabilize a troubled institution with the objective of returning the troubled institution to normal business operations. FHFA has stated that the purpose of this action is to restore confidence in these GSEs, to enhance their capacity to fulfill their mission, and to mitigate the systemic risk that has contributed directly to the instability in the market.

The Housing and Economic Recovery Act of 2008 also includes the HOPE for Homeowners Act, which created a new, temporary, voluntary program within the Federal Housing Administration (“FHA”) to back FHA-insured mortgages to distressed borrowers. The new mortgages offered by FHA-approved lenders will refinance distressed loans at a significant discount for owner-occupants at risk of losing their homes to foreclosure. In exchange, homeowners will share future appreciation with the FHA.

During October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. EESA, among other things, created the Troubled Asset Relief Program (“TARP”), which provides authority for the Federal government to purchase assets and equity from financial institutions in order to strengthen the financial sector. The goal of TARP is to encourage banks to resume lending again at levels seen before the financial crisis. TARP allows the U.S. Department of the Treasury to purchase or insure up to $700 billion in residential or commercial mortgages and securities based on or related to such mortgages as well as any other financial instrument that the Secretary of the Treasury determines would promote stability in the financial market.

The Streamlined Modification Program (“SMP”) was adopted by the GSEs in December 2008 and is designed to reduce foreclosures on mortgage loans owned or guaranteed by the GSEs. The SMP standardized the modification criteria for such mortgage loans with the goal of enabling loan servicers to proactively solicit borrower participation. A number of eligibility criteria apply to the SMP. Modifications available include the capitalization of accrued interest and other fees, the extension of the term of the mortgage loan, the reduction of the interest rate on the mortgage loan, as well as a provision for principal forbearance. Additionally, several large lenders have announced plans to implement their own loan modification programs. The GSEs also established a moratorium on foreclosures that began in December 2008 and expired on March 6, 2009.

In February 2009, the Federal government unveiled The Homeowner Affordability and Stability Plan (“HASP”), which is designed to replace the SMP and reduce the number of foreclosures. HASP, which was detailed in March 2009, includes the Home Affordable Modification Program (“HMP”) which provides incentives to borrowers, servicers, and lenders to modify loans with the modifications jointly paid for by lenders and the U.S. government. HASP also includes the Home Affordable Refinance Program which provides refinance opportunities to certain borrowers who have conforming mortgage loans owned or guaranteed by the GSEs. The borrowers targeted for this refinance opportunity are those who have experienced significant depreciation in the value of their home, thereby making refinancing difficult or prohibitive given current underwriting standards in the marketplace.

Certain members of the Obama administration have discussed providing TARP funds to private mortgage insurers. No assurance can be given that TARP funds would be provided to mortgage insurers or, if funds were provided, that they would be provided to us or that they would be offered under terms acceptable or beneficial to our stockholders.

As of the date of this annual report on Form 10-K, we are unable to predict the impact that these recent government initiatives and the conservatorship of Fannie Mae and Freddie Mac will have on our future results of operations and prospects.

Mortgage Insurance Products

Prior to the commencement of run-off on July 15, 2008, we offered principally two products, Primary and Modified Pool mortgage insurance, which are described below. Insurance on these products comprised all of our insurance in force as of December 31, 2008 and 2007. Risk-sharing products are a component of Primary insurance and serve to reduce our ultimate risk, which we insure through the payment of premiums to captive reinsurers (see “Reinsurance” below). Premium rates are determined at origination of coverage, based on perceived risk of the policy at that time, and generally cannot be subsequently changed. In run-off, we will receive only the ongoing premiums of the remaining insurance in force, which we refer to as renewal premiums only to differentiate them from premiums on new business.

Primary Insurance

Primary insurance provides mortgage default protection to lenders on individual loans and covers a percentage of unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the “insured amount” or “claim amount”). We classify a policy as Primary insurance when we are in the first loss position and the loan-to-value (“LTV”) ratio is 80% or greater when the loan is first insured. Our obligation to an insured lender with respect to a claim is determined by applying the appropriate coverage percentage to the claim amount, which generally ranges from 12% to 37%. Under our master policies, we have the option of paying the entire claim amount and taking title to the mortgaged property, or paying the coverage percentage on the claim amount in full satisfaction of our obligations. Primary insurance was written through the flow channel and the structured bulk channel (see “Distribution Channel” below).

Primary insurance comprised approximately 67% and 66% of our total direct insurance in force at December 31, 2008 and 2007, respectively. Primary insurance written comprised 100% of total insurance written during 2008 compared to 85% during 2007. We ceased issuing commitments for primary insurance on July 15, 2008. Going forward, our production will consist of certificates issued from commitments for Primary mortgage insurance that were entered into prior to July 15, 2008.

Modified Pool Insurance

Modified Pool insurance, which we have not written since the quarter ended June 30, 2007, was written only on structured bulk transactions through the structured bulk channel. Structured bulk transactions involve underwriting and insuring a group of loans with individual coverage for each loan. Coverage on structured bulk transactions was determined at the individual loan level, sufficient to reduce the insured’s exposure on any loan in the transaction down to a stated percentage of the loan balance, which was typically between 50% and 65%.

Structured bulk transactions included an aggregate stop-loss limit applied to the entire group of insured loans. Additionally, some of the structured bulk transactions included deductibles representing a percentage of the total risk originated under which we pay no claims until the losses exceed the deductible amount. Modified Pool insurance comprised approximately 33% and 34% of our total direct insurance in force at December 31, 2008 and 2007, respectively.

Distribution Channels

Prior to entering run-off on July 15, 2008, we sold mortgage insurance through two distribution channels. Our flow channel consisted of loans originated by lenders and submitted to us on a loan-by-loan basis. All insurance that was delivered through the flow channel is classified as Primary insurance.

Through the structured bulk channel, we participated in a competitive bid process for structured bulk transactions that met our loan quality and pricing criteria. Modified Pool insurance was only written through the structured bulk channel, and some Primary insurance was written through the structured bulk channel.

We formally ceased issuing commitments for mortgage insurance through both channels on July 15, 2008. Going forward, our production will consist of certificates issued from commitments for Primary mortgage insurance entered into prior to July 15, 2008 that were written through the flow channel, which is expected to be nominal.

Cancellation of Insurance

We generally cannot cancel mortgage insurance coverage except for nonpayment of premiums, misrepresentation or fraud on the loan application, non-compliance with certain lender programs or certain other material violations of the master policy. Coverage generally remains renewable at the option of the insured lender. In most cases, mortgage insurance is renewable at a premium rate determined when the insurance on the loan was initially issued.

Insured lenders may cancel insurance acquired through the flow channel at any time at their option. Pursuant to the Homeowners Protection Act, lenders are required to automatically cancel the borrower-paid MI on most loans made on or after July 29, 1999, when the outstanding loan amount is 78% or less of the property’s original purchase price and certain other conditions are satisfied. A borrower may request that a loan servicer cancel borrower-paid MI on a mortgage loan when the loan balance is less than 80% of the property’s current value, but loan servicers are generally restricted in their ability to grant those requests by secondary market requirements and by certain other regulatory restrictions.

MI coverage is also cancelled when an insured loan is refinanced. Because we are a company operating in run-off, a refinancing will have the impact of reducing future premiums as we can not replace the refinanced premium with new MI coverage. Any refinance activity that takes place may occur with better performing loans or in areas experiencing comparatively better economic or house price conditions. If this were to occur, the percentage of our insurance in force covering poor performing loans or from economically distressed areas or from areas experiencing unfavorable house price depreciation would increase. This would adversely affect the amount of premium we receive as well as our loss ratio and capital position.

Our cancellation rate, defined as the percentage of insurance in force from twelve months prior that was cancelled during the preceding twelve-month period, was approximately 13% and 18% for 2008 and 2007, respectively, and was as high as 49% during 2003.

Recent government and industry initiatives to reduce the record level of foreclosures often include loan modifications whereby original terms of the mortgage are modified. Generally, in the case of a loan modification, the original amount of MI coverage will continue on the mortgage.

Renewal premiums are our primary source of revenue and are dependent on our insurance policies remaining in force. An increase in the cancellation rate or, alternatively, a decrease in the persistency rate reduces the amount of our insurance in force and our renewal premiums. Our renewal premium on a loan modification also may be affected due to a change in the insured balance of a mortgage loan.

Reinsurance

Certain premiums and losses are ceded to other insurance companies under various reinsurance agreements, the majority of which are reinsurance agreements with captive reinsurance affiliates of certain customers. Reinsurance contracts do not relieve Triad from its obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to Triad; consequently, allowances are established for amounts deemed uncollectible.

Prior to run-off, we offered captive reinsurance structures designed to allow lenders to share in the risks of MI. Under the typical captive reinsurance program, a reinsurance company, generally an affiliate of the lender, assumes a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premiums. All of our existing captive reinsurance programs are excess-of-loss arrangements that have defined aggregate layers of coverage and a maximum exposure limit for the captive reinsurance company. Under our excess-of-loss programs, with respect to a given book year of business, Triad retains the first loss position on the first aggregate layer of risk and reinsures a second defined aggregate layer with the reinsurer. Triad generally retains the remaining risk above the layer reinsured. Of the reinsurance agreements in place at December 31, 2008, the first layer retained by Triad ranged from the first 3.0% to 6.5% of risk originated and the second layer ceded to reinsurers ranged from the next 4.0% to 10.0%. Ceded premiums, net of ceded commissions, under these arrangements ranged from 20.0% to 40.0% of premiums.

We required the counterparties to all of Triad’s captive reinsurance agreements to establish trust accounts to support the reinsurers’ obligations under the reinsurance agreements. The captive reinsurer is the grantor of the trust and Triad is the beneficiary of the trust. The trust agreement includes covenants regarding minimum and ongoing capitalization, required reserves, authorized investments and withdrawal of assets and is funded by ceded premiums and investment earnings on trust assets as well as capital contributions by the reinsurer. If certain conditions are met, the captive reinsurers are allowed to withdraw funds from the account. The captive reinsurers are also generally allowed to withdraw funds to pay taxes and certain operating expenses. If certain capitalization requirements of the trust are not maintained we may be allowed to terminate the trust agreement, although the captive reinsurer would have the right to dispute such action. Upon termination, we would receive all remaining trust assets, reassume all remaining risk and liabilities, and cease ceding premium to the captive reinsurer. As of December 31, 2008, Triad had two captive reinsurance arrangements where the total ceded reserves, combined with any unpaid ceded claims, had exceeded the trust balance and the recoverable was therefore limited to the trust balance. During the first quarter of 2009, one of these captive reinsurance agreements was terminated and we received $8.1 million of trust assets and reassumed $15.9 million of reserves and $23.5 million of risk.

At December 31, 2008, we had approximately $258 million in captive reinsurance trust balances supporting the risk transferred to captives. At December 31, 2008, we had ceded $157 million of loss reserves to these captive reinsurers.

At December 31, 2008 and 2007, approximately 58% and 59% of our Primary flow insurance in force was subject to captive reinsurance programs. We did not use captive mortgage reinsurance or other risk-sharing arrangements with Modified Pool insurance or Primary bulk insurance.

Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of a loan to 25% of the insured amount and, as a result, the deeper coverage portion of such insurance must be reinsured. TGAC is a wholly-owned subsidiary of Triad that was formed to retain the premiums and related risk on deeper coverage business. As of December 31, 2008 and 2007, TGAC assumed approximately $189 million and $213 million in risk from Triad, respectively.

Triad maintains a $95 million Excess-of-Loss reinsurance treaty that provides a benefit when Triad’s risk-to-capital ratio exceeds 25-to-1 and its combined ratio exceeds 100% (the “attachment point”). Once the attachment point has been reached, following a one-time deductible of $25 million, the carrier is responsible for reimbursement of all paid losses in each quarter that the attachment point is breached up to the one-time $95 million policy limit. The coverage period is for 10 years. Additionally, terms of the treaty require Triad to continue the payment of premiums to the reinsurer amounting to approximately $2 million per year for the entire ten year period. The reinsurance treaty attached at the end of the first quarter of 2008, however, the reinsurance carrier subsequently provided a purported notice of termination of the agreement. The matter is currently in arbitration and we expect a decision in the second quarter of 2009.

Customers

We ceased issuing commitments for mortgage insurance on July 15, 2008. We are not actively selling mortgage insurance through either the flow channel or bulk channel to any customers. Going forward, our production will consist of certificates issued from commitments for Primary mortgage insurance that were entered into prior to July 15, 2008, which is expected to be nominal.

Sales

On July 15, 2008, we ceased issuing commitments for mortgage insurance and transitioned our business to run-off. As a result, we terminated the employment of approximately 100 employees, including all of our sales, marketing and underwriting groups. The majority of these terminations were effective on June 30, 2008.

Contract Underwriting

Prior to entering into run-off, we provided fee-based contract underwriting services to certain, approved mortgage originators. The fee charged was intended to cover the cost of providing the services. Contract underwriting involved examining a prospective borrower’s information contained in a lender’s mortgage application file and making a determination as to whether the borrower should be approved for a mortgage loan subject to the lender’s underwriting guidelines. We provided contract underwriting services through our own employees as well as independent contractors, and these services were provided for loans that required MI as well as loans that did not require MI. If it were determined that Triad failed to properly underwrite a loan subject to the lender’s underwriting guidelines, Triad could be required to provide monetary or other remedies to the lender customer. We ceased providing contract underwriting services in 2008, although we retain potential liability for our previous underwriting activities. During 2008, expenses for contract underwriting remedies increased from historical levels to approximately $1.1 million. We currently do not expect to incur material contract underwriting remedy expenses in 2009.

Competition and Market Share

Prior to July 15, 2008, our competition for insurance written through the flow channel primarily included:

•	Federal and state governmental and quasi-governmental agencies, principally FHA;

•	Mortgage lenders that forego MI to self-insure against the risk of loss from defaults on all or a portion of their low down payment mortgage loans;

•	Products designed to avoid MI such as simultaneous seconds or “piggyback” mortgage products (a combination of loans, usually issued by the same lender, that allows the balance of each individual loan to be at or below 80% of the property’s current value); and

•	Other MI companies, including Mortgage Guaranty Insurance Corporation, Radian Guaranty Inc., PMI Mortgage Insurance Co., United Guaranty Corporation, Genworth Financial, Inc. and Republic Mortgage Insurance Company.

We previously competed in the structured bulk market with both the other private mortgage insurers and providers of other forms of credit enhancements.

According to industry data, Triad had an estimated 2.3% share of total net new insurance written in the first six months of 2008 compared to 6.4% in 2007. Triad ceased issuing commitments for mortgage insurance on July 15, 2008 and, as a result, our market share in the second half of 2008 continued to decline and was not material.

Underwriting Practices

Effective July 15, 2008, we entered into run-off and we no longer issue commitments for MI. Prior to run-off, we evaluated risk based on historical performance and utilized automated underwriting systems in the risk selection process to assist the underwriter with decision-making. The process evaluated the mortgage lender, the geographic area of the property securing the loan, the borrower’s ability and willingness to repay the mortgage loan, as well as the purpose and type of loan. Loan characteristics that we analyzed included: (i) LTV ratio; (ii) type of loan instrument and the amortization schedule; (iii) purpose of the loan; (iv) level of documentation; (v) type of property; and (vi) occupancy. In determining the borrower’s ability and willingness to repay the mortgage loan, we examined the borrower’s Fair, Isaac and Co., Inc. (“FICO”) credit score, the borrower’s housing and total debt ratios, as well as the borrower’s employment status.

During the fourth quarter of 2007 and first quarter of 2008, we announced and began to implement adjustments in our underwriting guidelines specific to our flow business. These adjustments placed limitations on maximum LTVs, minimum FICO credit scores and acceptable documentation, among other items. Furthermore, these limitations were more restrictive in certain geographic markets that had depressed housing markets and high default rates. These adjustments led to significant reductions in the level of new insurance written in the first half of 2008 from the level written in 2007.

Financial Strength Rating

We and other mortgage insurers have generally considered a financial strength rating of AA- or Aa3 from at least two of the three rating agencies, Standard & Poor’s Ratings Services, Moody’s Investor Services and Fitch Ratings (collectively, the “rating agencies”), as an important element in a mortgage insurer’s ability to compete for new business. In connection with the decision to transition our business into run-off, we notified the rating agencies that we were terminating all agreements with them regarding the issuance of ratings on the Company. As a result, the rating agencies have since withdrawn their ratings for us and for our subsidiaries, including Triad.

Defaults and Claims

Defaults

The claim process on mortgage insurance begins with the lender’s notification to the insurer of a default on an insured’s loan. We define a default as an insured loan that is reported to be in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current. The master policies require lenders to notify us of default on a mortgage payment within ten days of either (i) the date on which the borrower becomes four months in default or (ii) the date on which any legal proceeding affecting the loan commences, whichever occurs first. Notification is required within forty-five days of default if it occurs when the first payment is due.

The incidence of default is affected by a variety of factors including, but not limited to, declining value in the underlying property, changes in borrower income, unemployment, divorce, illness and the level of interest rates. The level of delinquencies has historically followed a seasonal pattern, in which delinquencies will generally decrease during the first part of the year and will generally increase during the latter part of the year. However, given the current state of the housing and mortgage market as well as the general state of the economy, such a decrease in the first part of the year may not materialize. In addition, the MI industry has little historical experience in projecting defaults in a market environment characterized by widespread declining house prices. Such declines, which could result in the value of the borrower’s home being less than the amount owed under the mortgage, may cause otherwise financially capable borrowers to stop making mortgage payments and allow their mortgages to go into default.

Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage. Defaults that are not cured generally result in submission of a claim to us. In certain instances, we may advance the borrower the delinquent loan payments in order to cure the default. In such cases, we institute a repayment plan for the borrower. If the insured loan subsequently defaults and results in a submission of a claim, the unpaid amount of the advance reduces the claim amount.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a summary of Triad’s default statistics at December 31, 2008 and 2007.

Claims

Claims result from defaults that are not cured. During the default period, we work with the insured as well as the borrower in an effort to reduce losses through the loss mitigation efforts described below. The frequency of claims may not directly correlate to the frequency of defaults due in part to our loss mitigation efforts, the borrower’s ability to overcome temporary financial setbacks and our ability to rescind coverage on the loan due to misrepresentation or program violations at origination. The likelihood that a claim will result from a default, and the amount of such claim, principally depend on the borrower’s equity at the time of default and the borrower’s (or the lender’s) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage, as well as the effectiveness of loss mitigation efforts. The time frame from when we first receive a notice of default until the ultimate claim is paid generally ranges from six to eighteen months. Recently, the time frame between first notice of default to ultimate claim payment has increased for a variety of reasons including:

•	government and private industry efforts to prevent foreclosures through foreclosure moratoriums;

•	delays in processing claims by the servicers of the defaulted loans due to substantial volume increases in defaults; and

•	our ongoing effort to identify fraud, misrepresentation or other underwriting violations on loans that are currently in default.

Historically, the payment of claims is not evenly spread throughout the insurance coverage period. Prior to 2007, relatively few claims were paid during the first year following loan origination. A period of rising claim payments historically followed. Thereafter, the number of claim payments historically declined at a gradual rate, although the rate of decline could be affected by local economic conditions. We are currently experiencing increased early default and claim activity on loans originated in 2006, 2007 and 2008 that differs significantly from historical levels. We believe this is primarily the result of a deterioration in the housing market evidenced by a decline in home prices, as well as a larger percentage of loans originated with high LTVs during these years, coupled with poor underwriting standards by mortgage loan originators in the mortgage market. It is difficult to project the claim pattern peak of these books of business given the early accelerations, the risk composition of the underlying loans and the general conditions in the housing market. Accordingly, we cannot predict when, if ever, the historical pattern of claims will return in the future.

Under the terms of Triad’s master policies, the lender is required to file a claim with us no later than 60 days after it has acquired the borrower’s title to the underlying property through foreclosure, a negotiated short sale or a deed-in-lieu of foreclosure. A primary insurance claim amount includes (i) the amount of unpaid principal due under the loan; (ii) the amount of accumulated delinquent interest due on the loan (excluding late charges) to the date of claim filing; (iii) expenses advanced by the insured under the terms of the master policies, such as hazard insurance premiums, property maintenance expenses and property taxes prorated to the date of claim filing; and (iv) certain foreclosure and other expenses, including attorneys’ fees. Such claim amounts are subject to review and possible adjustment by us. Our experience indicates that the claim amount on a policy generally ranges from 105% to 110% of the unpaid principal amount of a foreclosed loan.

Generally, within 60 days after the claim has been filed, we have the option of either (i) paying the coverage percentage of the claim as specified on the certificate of insurance (generally 12% to 37% of the claim), with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property, or (ii) paying the full claim amount in exchange for the lender’s conveyance of good and marketable title to the property to us, and selling the property for our own account. While we continue to use the option to purchase properties in settlement of claims, given the generally nationwide house price deterioration, the number of instances in which we chose this option diminished considerably during 2008. At December 31, 2008, we held 5 properties with a combined fair value of approximately $713,000 that were acquired by electing to pay the full claim amount compared to 57 properties with a combined fair value of approximately $10.9 million held at December 31, 2007. We record the estimated loss amount on properties purchased in settlement of claims at the time of acquisition and refine this estimate, when appropriate, until the property is sold. Where we choose to purchase the property in settlement of claims, our risk of loss may increase. There can be no assurance that our current inventory of purchased properties can be disposed of for the current fair value nor can there be any assurance that the purchase option method will be a viable option for settling claims in 2009.

Generally, our master policies provide that we are not liable to pay a claim for loss if the application for insurance for the loan in question contains fraudulent information, misrepresentations, or other underwriting violations (“underwriting violations”). Where we find such underwriting violations, we may rescind, or cancel, coverage on the loan retroactive to the date the insurance was written. In cases where we do rescind coverage, we return all premiums paid on the policy. During 2008, we completed reviews on approximately 7,300 policies, and rescinded coverage on approximately 35% of these policies. In addition, we had 21,169 policies under investigation as of December 31, 2008. During 2007, we reviewed approximately 3,300 policies and rescinded coverage on approximately 11% of these policies. This activity was concentrated in policies originated during 2006 and 2007. We also experienced a higher rescission rate with policies originated through the structured bulk channel. In late 2008, we expanded the criteria used to determine whether a default would be investigated for underwriting violations. We currently expect that an elevated level of rescission activity will continue in 2009.

Our master policies also exclude any cost or expense related to the repair or remedy of any physical damage (other than “normal wear and tear”) to the property collateralizing an insured mortgage loan. Such physical damage may be caused by accident, natural occurrence or other conditions.

Loss Mitigation

Once a default notice is received, we attempt to mitigate our loss. Loss mitigation techniques include pre-foreclosure sales, property sales after foreclosure, advances to assist distressed borrowers who have suffered a temporary economic setback and the use of repayment schedules, refinances, loan modifications, forbearance agreements and deeds-in-lieu of foreclosure. When available, such mitigation efforts typically result in reduced losses from the coverage percentage stated in the certificate of insurance. During 2007 and 2008, we experienced limited opportunity to employ loss mitigation techniques and when employed, the results generally did not provide the same degree of savings as we have historically experienced. As a result, we paid out approximately 88% and 81% of potential exposure on all claims in 2008 and 2007, respectively, compared to approximately 77% in 2006. We believe this increase is primarily the result of the declining prices in the housing market, the lack of credit in the mortgage market, and an increase in paid claims from the most recent vintage years.

Recent Loss Mitigation Initiatives

Success in mitigating losses is important to our success. Given the level of home price depreciation over the past two years, we have had limited opportunity to utilize loss mitigation techniques that previously proved very successful.

As a result, we created a Strategic Initiatives Group to identify, evaluate, prioritize, implement and measure new loss mitigation and quality assurance tactics and strategies, and to identify other opportunities to reduce losses and add value. Over the past year, new initiatives implemented include:

•	A proactive outreach by experienced workout specialists to contact borrowers in default that are not currently engaged with the loan servicer on a workout or mitigation effort. Their focus is on understanding the borrower’s financial situation and developing a recommended loss mitigation path. A variety of contacts are attempted and may involve door-to-door campaigns by field agents. Contacted borrowers are educated on the alternatives available to them and, when possible, put in contact with the servicer’s workout/loss mitigation departments.

•	Providing, in specific situations, preapproved/delegated authority to servicers to modify Triad-insured loans. This streamlines the process for the servicer and allows it to respond to a borrower immediately.

•	In certain instances, providing servicer final benefits under the insurance policy without requiring a foreclosure proceeding. As a result of settlement, coverage on the policy would be cancelled, the insured would be provided a performing asset, and the borrower would retain title.

•	Placement of trained Triad loss mitigation personnel at a servicer’s operational facility. These onsite personnel are dedicated to assisting the servicers with workout and mitigation efforts on all Triad loans.

We are also active participants in the SMP and HMP and have provided our delegated approval to the GSEs to make modifications under these programs.

In addition, we also may obtain deficiency judgments against borrowers in order to recoup some of our losses from the payment of a claim. While this loss mitigation technique has previously been employed, we have expanded use of this technique due to the current economic environment. The availability and limitations on obtaining deficiency judgments vary state-by-state.

We continue efforts to identify, evaluate, and recommend additional loss mitigation activities.

Loss Reserves

We calculate our best estimate of the reserve for losses to provide for the estimated costs of settling claims on loans reported in default, and loans in default that are in the process of being reported to us, as of the date of our financial statements. In accordance with GAAP, we generally do not establish loss reserves for the estimated cost of settling claims on insured loans that are not currently in default. Our reserving process incorporates various components in a model that gives effect to current economic conditions and segment defaults by a variety of criteria. The criteria include, among others, policy year, lender, geography and the number of months that the loan has been in default, as well as whether the defaults were underwritten as flow business or as part of a structured bulk transaction. Beginning in 2007, we incorporated in the calculation of loss reserves the probability that a policy may be rescinded for underwriting violations due to borrower misrepresentation or program violations at origination. See the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of our loss reserving process. Detailed analysis of our activity in loss reserves is provided in the “Losses and Expenses” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 to the Consolidated Financial Statements.

Gross Risk in Force

We had $16.9 billion of gross risk in force as of December 31, 2008 compared to $18.5 billion as of December 31, 2007. Gross risk in force includes risk from both Primary and Modified Pool insurance, prior to adjustment for risk ceded to captives in our Primary flow business and applicable stop loss limits and deductibles for Modified Pool contracts. An analysis of the quality of our insured portfolio is provided in the “Insurance and Risk in Force” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Geographic Dispersion

The following tables reflect the percentage of gross risk in force and the default rates on our book of business by location of property as of December 31, 2008.

Geographic Distribution of Risk in Force

	December 31,
	2008		2007
	Gross Risk	Rate of	Gross Risk	Rate of
State	in Force %	Default	in Force %	Default

California	14.58%	23.26%	14.48%	5.92%
Florida	11.56%	25.94%	11.44%	7.36%
Texas	6.46%	5.27%	6.42%	2.94%
Arizona	5.20%	17.56%	5.28%	4.27%
Illinois	3.91%	11.15%	4.02%	4.57%
North Carolina	3.84%	5.59%	3.79%	3.11%
Georgia	3.54%	8.47%	3.55%	3.82%
Virginia	3.28%	9.54%	3.27%	3.36%
Colorado	3.20%	6.62%	3.27%	3.68%
New Jersey	3.09%	11.70%	2.99%	4.72%
Nevada	3.01%	21.47%	2.99%	5.40%
Washington	2.81%	6.74%	2.88%	1.71%
New York	2.70%	9.00%	2.56%	4.82%
Pennsylvania	2.51%	6.71%	2.47%	3.62%
Maryland	2.41%	11.24%	2.37%	3.54%
All Other States	27.90%	7.96%	28.22%	4.25%

	100.00%		100.00%

The table above shows that California, Florida, Arizona, and Nevada contribute 34.4% of our gross risk in force as of December 31, 2008. Our policies in these states have higher default rates than the rest of the country and also have significantly higher average loan amounts. Furthermore, these states have also experienced some of the largest declines in home prices, which reduces the availability of loss mitigation opportunities for a default.

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

Because the parent company is an insurance holding company and Triad is an Illinois-domiciled insurance company, the Illinois insurance laws regulate, among other things, certain transactions in the parent company’s common stock and certain transactions between Triad and the Company or its affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire beneficial ownership of more than 10% of any class of outstanding securities of the Company or its subsidiaries unless such person files a statement and other documents with the Division and obtains the Division’s prior approval. These restrictions generally apply to all persons controlling or under common control with the insurance companies. “Control” is presumed to exist if 10% or more of Triad’s voting securities is owned or controlled, directly or indirectly, by a person, although the Division may find that “control”, in fact, does or does not exist where a person owns or controls either a lesser or greater amount of securities. Other states in addition to Illinois may regulate affiliated transactions and the acquisition of control of the Company or its insurance subsidiaries.

The insurance laws of Illinois generally limit the payments of dividends by an insurance company unless it has sufficient capital and surplus. However, under the Corrective Order, Triad is currently prohibited, and expects to be prohibited for the foreseeable future, from paying any dividends to its parent. Triad also has a $25 million outstanding surplus note held by the Company. Under the terms of the Corrective Order, Triad is prohibited from paying interest or principal on the surplus note until otherwise approved by the Division. See Item 1A, “Risk Factors” for more information.

Mortgage insurers are required by Illinois insurance laws to provide for a contingency reserve in an amount equal to at least 50% of earned premiums in its statutory financial statements. Such reserves must be maintained for a period of 10 years except in circumstances where prescribed levels of losses exceed regulatory thresholds. Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves. As a result of operating losses in 2007 and 2008, the previously established contingency reserve was released earlier than the scheduled ten years in an amount that offset the operating loss for federal tax reporting purposes. Accordingly, the previously purchased ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) associated with the contingency reserve release were redeemed earlier than originally scheduled. As of December 31, 2008, Triad has redeemed substantially all of its previously purchased Tax and Loss Bonds. Triad expects operating losses for tax purposes to continue and net operating loss carry forwards to be generated for federal income tax reporting purposes for which it will be unable to receive any immediate benefit in its statement of operations.

TGAC, organized as a subsidiary of Triad under the insurance laws of the state of Illinois in December 1994, is subject to all Illinois insurance regulatory requirements applicable to Triad.

Triad Re, organized as a subsidiary of Triad under the insurance laws of the state of Vermont in November 1999, is subject to all Vermont insurance regulatory requirements.

Triad, TGAC and Triad Re are each subject to examination of their affairs by the insurance departments of every state in which they are licensed to transact business. The Division and Vermont Insurance Commissioner periodically conduct financial condition examinations of insurance companies domiciled in their states. On March 3, 2008, the Division began examinations of Triad and TGAC for the fiscal years 2004 through 2007. The results of the examinations are reports on the condition of the companies, which are certified by the Division and filed with all state insurance departments. The examination was concluded in August 2008, and the reports from this examination have not yet been issued. We have received preliminary results that indicate no adjustments or material recommendations are needed as a result of this examination.

On February 9, 2009, the State of Vermont Department of Banking, Insurance, Securities and Health Care Administration began an examination of Triad Re for the fiscal years 2004 through 2008. We have received preliminary results that indicate no adjustments or material recommendations are needed as a result of this examination.

A number of states prohibit the writing of new business if the insurer’s net risk in force is greater than 25 times the insurer’s total policyholders’ surplus. This restriction is commonly known as the risk-to-capital requirement. The Division has additional restrictions that limit our ability to write new business. At December 31, 2008, Triad’s risk-to-capital ratio was 125.2-to-1.

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

The Company, Triad, and Triad’s subsidiaries are also indirectly impacted by regulations affecting purchasers of mortgage loans, such as Fannie Mae and Freddie Mac, and regulations affecting governmental insurers, such as the FHA and the Department of Veterans Affairs (“VA”), as well as regulations affecting lenders. Triad is highly dependent upon federal housing legislation and other laws and regulations that affect the housing market. As previously mentioned, Fannie Mae and Freddie Mac were placed into conservatorship by the FHFA in August of 2008. Furthermore, recent government initiatives to address the disruptions in the capital markets, the decline in home prices and increasing foreclosures involve the operations of Fannie Mae, Freddie Mac, and the FHA. As of the date of this annual report on Form 10-K, we are unable to predict the impact that these recent government initiatives and the conservatorship of Fannie Mae and Freddie Mac will have on our future results of operations and prospects. Additional federal or state government regulations could be announced that may further affect our operations, either positively or negatively.

See “Corrective Order” and “Recent Government Initiatives” under this Item 1 for additional information about regulatory restrictions and initiatives.

Available Information

Through our web site we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the SEC. This material may be accessed by visiting the Investors/SEC Filings section of our web site at www.triadguaranty.com. These filings are also accessible on the SEC’s website, www.sec.gov. You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) 732-0330.

Employees

As of March 6, 2009, we employed approximately 150 persons, with 149 persons being employed full-time. Employees are not covered by any collective bargaining agreement. We consider our employee relations to be satisfactory.

Executive Officers of the Registrant and its Primary Subsidiaries

Our executive officers are as follows:

Name	Position	Age

Kenneth W. Jones	President, Chief Executive Officer, Principal Financial Officer of the Company and Triad and Director of Triad	51
Kenneth S. Dwyer	Vice President and Chief Accounting Officer of the Company and Triad	58
Shirley A. Gaddy	Senior Vice President, Operations of Triad	56
Steven J. Haferman	Senior Vice President, Strategic Initiatives and Director of Triad	47
George Jackson	Vice President, Information Services and Chief Information Officer of Triad	42
William T. Ratliff, III(1)	Executive Officer of the Company and Triad (through March 10, 2009)	55
Earl F. Wall	Senior Vice President, Secretary, and General Counsel of the Company and Triad and Director of Triad	51

(1)	Mr. Ratliff continues to serve as our Chairman of the Board of Directors in a non-executive capacity (see Part II, Item 9B., “Other Information”).

Kenneth W. Jones has been employed as our President and Chief Executive Officer since October 2008, and also serves as our principal financial officer. Prior to his current position, Mr. Jones served as our Senior Vice President and Chief Financial Officer from April 2006 to October 2008. Mr. Jones has over 25 years of experience in the financial management of companies. Prior to joining Triad, he was employed by RBC Liberty Insurance Corporation, where he served as Senior Vice President and Chief Financial Officer from November 2000 to December 2005. Previously, Mr. Jones was associated with The Liberty Corporation, where he held a number of management positions, most recently Vice President, Controller and Acting Chief Financial Officer. Before joining The Liberty Corporation, Mr. Jones was employed by Ernst & Young LLP for 14 years.

Kenneth S. Dwyer has been employed as the Vice President and Chief Accounting Officer of Triad Guaranty since September 2003. Previously, Mr. Dwyer served as Vice President and Controller of Jefferson Pilot from 1997 to 2003. Prior to that, he was the Vice President and Controller of Pan American Life Insurance and was also employed by Deloitte & Touche as a senior manager.

Shirley A. Gaddy joined Triad in 1996 and has been Senior Vice President, Operations since April 2002. Previously, Ms. Gaddy was employed by Life of the South from 1995 to 1996 as Assistant Vice President. She was with Integon Life Insurance Corporation from March 1972 to December 1994, most recently as Assistant Vice President, Manager Credit Insurance. Ms. Gaddy has been in the insurance/mortgage industry for over 33 years.

Stephen J. Haferman has been employed as our Senior Vice President, Strategic Initiatives since July 2008. Previously, Mr. Haferman served as Vice President, Risk Management and Information Technology from March 2006 to July 2008. Mr. Haferman was previously employed by Cheryl and Company from February 2003 to March 2006, where he served as Senior Vice President, Chief Operating Officer. From June 2001 to January 2003, Mr. Haferman was employed by American Electric Power as Vice President, Marketing Information Management. From 1992 to 2001, he worked for Bank One Corporation in a number of divisions and a variety of senior management positions, including Senior Vice President, Direct Marketing for Bank One Retail; Senior Vice President, Technology Program Manager, Bank One Retail; and Vice President, Risk Department Manager. From 1988 to 1992, he worked for National City Bank where he was Risk Manager.

George L. Jackson has been Vice President, Information Services and Chief Information Officer since July 2008. Mr. Jackson served as our Vice President, Information Services from January 2005 to July 2008 and Assistant Vice President, Technology Services from January 2000 to December 2004. He joined Triad in 1998 as a Project Manager. Mr. Jackson has 23 years of management experience in the Information Technology industry. Previously,

Mr. Jackson held IT management positions at Unifi, ISSI, Roy F. Weston, and Aquidneck Data Corporation (Kodak).

William T. Ratliff, III served as the interim President and Chief Executive Officer from July 18, 2008 until October 22, 2008, and continued to serve as an executive officer from October 22, 2008 until March 10, 2009. Mr. Ratliff, III has been the Chairman of the Board of the Company since 1993. Mr. Ratliff, III was Chairman of the Board of Triad from 1989 to 2005 and President of Collateral Investment Corp. from 1990 to 2005. Mr. Ratliff, III has also been President of Collat, Inc. since 1995 and a director since 1987. Mr. Ratliff, III has been Chairman of the Board of Directors of New South Federal Savings Bank since 1986 and President and a director of New South Bancshares, Inc., New South’s parent company, since 1994.

Earl F. Wall has been Senior Vice President of Triad since November 1999, General Counsel of Triad since January 1996, and Secretary since June 1996. Mr. Wall also served as Vice President of Triad from 1996 until 1999. From 1982 to 1995, Mr. Wall was employed by Integon Life Insurance Corporation in a number of capacities including Vice President, Associate General Counsel, and Director of Integon Life Insurance Corporation and Georgia International Life Insurance Corporation, Vice President and General Counsel of Integon Mortgage Guaranty Insurance Corporation, and Vice President, General Counsel, and Director of Marketing One, Inc.

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

A deeper or prolonged recession in the United States coupled with continued tightened credit in mortgage markets may increase mortgage defaults and limit opportunities for borrowers to cure defaults or for our company to mitigate its losses, which would adversely impact the future value of our company.

The United States is in one of the most severe recessions in modern history and has experienced significant negative macroeconomic trends, including widespread job losses, higher unemployment, lower consumer spending, continued declines in home prices and substantial increases in delinquencies on consumer debt, including defaults on home mortgages. Moreover, disruptions in the financial markets during 2008 and continuing into 2009, particularly the reduced availability of credit and tightened lending requirements, have impacted the ability of borrowers to refinance loans or sell their existing homes. Economists are predicting a longer and more severe recession, which will have a substantial negative impact on our business. Similarly, while tight credit markets facilitate higher persistency, they also limit the flexibility of borrowers when dealing with a loan in default. In particular, recessionary forces and tight credit markets can lead to greater defaults in both number and in severity and otherwise adversely impact the performance of our existing mortgage insurance in force, including reducing our default cure rates, increasing the amount or accelerating the timing of our claims payments, and limiting our ability to mitigate losses. A recession more severe than we have anticipated may cause our future performance to vary significantly from the projections we submitted to the Division in our corrective plan, which could cause the Division to place us in rehabilitation or to appoint a receiver to liquidate our assets, in which case the market value of our common stock would be reduced or eliminated and little or no funds would ever be available for distribution to our stockholders.

In October 2008, we received approval of a corrective plan provided to the Division. The corrective plan, among other items, provided our best estimate of the financial results of Triad through December 31, 2012. Substantial adverse changes in the U.S. economy have occurred since we submitted the corrective plan, including a continuing decline of home prices, increasing unemployment rates, and a continuation of tight credit markets. If we are unable to demonstrate to the satisfaction of the Division that our financial and operating plan will likely produce a solvent run-off, the Division may take additional actions regarding Triad that may have a material adverse effect on our financial condition or results of operations.

In addition to enforcing the normal regulatory requirements, the Division has a significant amount of oversight pursuant to the Corrective Order issued in August 2008. Our corrective plan approved by the Division in October 2008 anticipated a solvent run-off based upon our best estimate at the time of future defaults and claims. The financial statements for our insurance operating subsidiaries that are provided to the Division and that form the basis of our corrective plan were prepared in accordance with Statutory Accounting Principles (“SAP”) set forth in the Illinois Insurance Code. SAP differs from GAAP, which are followed to prepare the financial statements presented in this annual report on Form 10-K. The primary differences between GAAP and SAP for Triad at December 31, 2008 are the methodology utilized for the establishment of reserves and the recognition of the net amount for the excess of loss reinsurance policy that is currently in arbitration. Triad’s policyholders’ surplus calculated in accordance with SAP declined from $220 million at September 30, 2008 to $88 million at December 31, 2008. We have already recorded a deficit in assets calculated in accordance with GAAP as of December 31, 2008.

Since the submission of the corrective plan, the worsening recession has negatively impacted the number of Triad’s reported defaults and caused increased losses from operations, in each case in amounts greater than the amounts originally forecasted in our corrective plan. We are currently refining our projections based upon updated assumptions concerning a number of factors, including higher default rates, further declines in home prices, and increases in unemployment rates. Our new assumptions produce a range of potential ultimate outcomes for our run-off, but include projections showing that on a likely case basis and absent additional action by the Division or favorable changes in our business, we will report a deficiency in policyholders’ surplus in our SAP balance sheet as early as March 31, 2009 and continuing at least through 2011. Although we currently project that this insolvency under SAP will be temporary and our run-off will ultimately be successful, we believe such insolvency would likely lead to the institution by the Division of receivership proceedings against TGIC if not corrected, which would have a material adverse effect on our business and stockholders and likely would cause us to cease to continue as a going concern.

If the Division does not believe that our financial and operating plan is likely to produce a solvent run-off, it may appoint a conservator or liquidator of Triad for the protection of its existing policyholders. Any receivership proceeding involving Triad could effectively eliminate all value associated with the parent company’s ownership of Triad.

We are currently working with the Division to structure a revised corrective plan to address our projected SAP deficiency in policyholders’ surplus, although no assurance can be given that we will be successful in these efforts. If we are unable to gain approval from the Division for a revised corrective plan that addresses this issue, the Division could place TGIC into receivership proceedings, including the placement of Triad in rehabilitation, the appointment of a conservator for Triad or the appointment of a receiver to liquidate Triad’s assets. Any receivership proceeding involving Triad could effectively eliminate all value associated with our ownership of this operating subsidiary, in which case the market value of our common stock would be reduced or eliminated and little or no funds would ever be available for distribution to our stockholders. If Triad were placed in receivership proceedings by the Division or if we were unable to pay our indebtedness or other obligations when due, we would cease to continue as a going concern and we could be forced to seek protection from creditors under Chapter 11 of the United States Bankruptcy Code, and little or no funds would ever be available for distribution to our stockholders.

Under terms of the Corrective Order with the Division and the terms of the original surplus note, Triad is prohibited from making interest payments on its $25 million surplus note to the holding company. If the financial condition of Triad continues to deteriorate, then the Division will be unable to lift that restriction for the foreseeable future, which would jeopardize the ability of the holding company to make the required interest payments on its $35 million outstanding long-term debt.

The terms of the $25 million surplus note at Triad restrict the accrual or payment of interest if the statutory surplus at the time the scheduled interest payment is due falls below the level of the statutory surplus at origination of this note. In the second quarter of 2008, the statutory surplus fell below the balance at origination of the note, effectively prohibiting the payment of interest for the foreseeable future. Additionally, the Corrective Order prohibits the payment of interest or principal on the surplus note. The holding company has limited assets and even more limited sources of revenues. Current financial projections do not anticipate any growth in surplus through the foreseeable future that would enable the payment of interest on the surplus note nor do we expect to seek to obtain the approval from the Division to lift this restriction under the Corrective Order. Without the payment of interest from Triad on the $25 million surplus note, the Company’s ability to service its existing debt would be limited and would eventually result in a default on its existing long-term debt.

There is substantial doubt about our ability to continue as a going concern.

We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, there is substantial doubt as to our ability to continue as a going concern. This uncertainty is based on the ability of Triad to comply with the provisions of the Corrective Order, our recurring losses from operations and a deficit in assets at December 31, 2008. Our financial statements included in this annual report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

The report of our independent registered public accounting firm dated March 13, 2009 on our consolidated financial statements for the two years ended December 31, 2008 and 2007 notes that there is substantial doubt about our ability to continue as a going concern.

Triad has historically reimbursed its parent company for operating expenses incurred on behalf of the operating subsidiary under terms of a capital management agreement. Terms of the Corrective Order require the approval of the Division for all intercompany transactions. If we are unable to obtain the Division’s approval for Triad to reimburse certain operating costs of the parent company, then the limited assets of the parent company will dissipate at a much greater pace, which would further jeopardize the ability of the parent company to make the required interest payments on its $35 million outstanding long-term debt.

During 2008, Triad reimbursed its parent in excess of $4 million for certain operating expenses. Examples of items reimbursed in 2008 include directors’ fees, legal and accounting fees and certain insurance premiums. The parent company has minimal investment income and a limited amount of assets and is currently paying the debt service on its $35 million long-term debt from these assets. If the holding company is unable to recoup the majority of its cash expenses from Triad, the length of time in which the holding company will be able to make the required debt service payments on the $35 million outstanding long-term debt will be reduced.

Our operating cash flow consists of net premium received plus investment income less losses and expenses paid. We expect a deficit in our operating cash flow in 2009 and beyond. During 2008, we began to reposition our existing investment portfolio reflecting our inability to benefit from tax-advantaged securities and to match maturities in the investment portfolio to expected operating cash flow deficits in 2009 and beyond. In 2008, the financial markets, including the fixed-maturity debt markets, experienced unprecedented turbulence, causing prices to drop precipitously from period to period. While we successfully completed the repositioning of the majority of the portfolio at December 31, 2008, we had approximately $159 million of municipal securities remaining in our portfolio that we plan to sell in the future. If the proceeds from maturities of securities are not sufficient to cover operating cash flow deficits we could be forced to liquidate securities which, depending on market conditions, may result in realized investment losses.

As it became evident early in 2008 that we would no longer be able to achieve tax benefits from the tax-exempt income provided by municipal securities due to the significant tax losses being generated from operations, we developed a strategy to liquidate those securities and convert to higher-yielding taxable bonds. During 2008, the additional credit enhancement provided by financial guarantors on approximately 60% of our municipal portfolio proved to be of limited value due primarily to the guarantors’ involvement in the subprime mortgage crisis, causing the fair value of these securities to decline. While we transitioned approximately 80% of our municipal portfolio to taxable securities by the end of 2008, falling prices and illiquidity in the marketplace contributed to our inability to execute our strategy completely.

At the same time we were repositioning the portfolio to a higher yielding taxable portfolio, we also shortened the maturity of our portfolio to better match our anticipated cash needs resulting from the anticipated increase in claims. If our planned matching of investment maturities to anticipated cash needs fails to provide sufficient cash flow, then we could be forced to liquidate securities which may result in realized investment losses.

The Company is currently listed on The NASDAQ Stock Market. The NASDAQ Stock Market has certain continued listing requirements regarding public float, minimum bid price, and net worth, among others. If we are unable to meet these continued listing requirements, our common stock may be delisted in which case trading would be available only in over-the-counter markets and stockholder liquidity would be adversely affected.

The Company is currently listed on the NASDAQ Stock Market. The financial crisis that has developed over the past year has had a severe impact on the stock markets. Generally, most stock market indices have reported declines in the 40% to 50% range over the past year. Due to the significant decline in stock prices, NASDAQ has temporarily suspended certain of its listing requirements. If these temporary suspensions are lifted, we may be in violation of certain listing requirements and may be delisted. While NASDAQ does provide for an appeals process that could enable us to remain listed on NASDAQ, there is no guarantee that we would be successful in an appeal or that we would choose to appeal. If we are delisted from the NASDAQ stock market, our common stock likely would be traded only in the over-the-counter markets and stockholder liquidity would be adversely affected.

Fannie Mae and Freddie Mac were both placed under the conservatorship of FHFA, an agency of the United States Government in 2008. They are currently in the process of re-examining their capitalization, business practices, rules surrounding modifications of existing mortgages, and other items that could impact our business during run-off. Changes in the business practices or legislation relating to Fannie Mae and Freddie Mac could significantly impact our results in run-off.

Fannie Mae and Freddie Mac are the beneficiaries of the majority of our policies, and their business practices have a significant influence on us. Additionally, Fannie Mae and Freddie Mac can alter the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law, and the circumstances in which mortgage servicers must perform activities intended to avoid or mitigate loss on insured mortgages that are delinquent. FHFA has placed both Fannie Mae and Freddie Mac in conservatorship. Furthermore, the recent housing turmoil has prompted a number of actions by the federal government to support the housing market in general as well as specifically supporting distressed borrowers. These actions and future federal government actions may impact Fannie Mae and Freddie Mac. If the business practices of Fannie Mae and Freddie Mac change as a result of conservatorship or legislation or other federal government initiatives, our financial condition and results of operations could be adversely impacted.

Risks Related to Economic Conditions

If deteriorating economic conditions alter the frequency and severity patterns utilized in our estimates for reserves for losses, we may be required to take additional charges to results of operations.

We calculate our best estimate of the reserve for losses to provide for the estimated costs of settling claims on loans reported in default, and loans in default that are in the process of being reported to us, as of the date of our financial statements. Our reserving process incorporates various components in a model that gives effect to current economic conditions and segment defaults by a variety of criteria. The criteria include, among others, policy year, lender, geography, the number of months and number of times the policy has been in default, the probability the policy may be rescinded for underwriting violations, as well as whether the defaults were underwritten as flow business or as part of a Primary or structured bulk transaction.

Frequency and severity are the two most significant assumptions in the establishment of our loss reserves. Frequency is used to estimate the ultimate number of paid claims associated with the current defaulted loans. The frequency estimate assumes that historical experience, taking into consideration criteria such as those described in the preceding paragraph, and adjusted for current economic conditions that we believe will significantly impact the long-term loss development, provides a reasonable basis for forecasting the number of claims that will be paid. An important consideration in determining the frequency factor is the cure rate. In general, the cure rate is the percentage of reported defaults that ultimately are brought current (1) through payments of all past due payments or (2) by disposing of the property securing the mortgage before foreclosure with no claim ever filed because the proceeds of the sale satisfied the mortgage. During 2007 and 2008, our cure rate declined as home prices declined and the ability to dispose of the property through a sale before foreclosure diminished. If our assumptions regarding anticipated cure rates as well as other considerations used in the frequency factor vary from those actually experienced in the future, actual paid claims on the existing delinquent loans may exceed the reserves that we have established and require an additional charge to results of operations.

A growing consideration in the establishment of our frequency factor assumptions during 2008 was the impact of rescissions. Loans that are four or more months past due within the first twenty three months since origination are classified as an Early Payment Default (EPD). Terms of our master policies allow Triad to rescind coverage on an EPD for fraud or program violations that occurred during the mortgage loan origination process. When a certificate is rescinded, the treatment is similar to a cure for reserving purposes and we no longer calculate a reserve on that loan. Due to the unusually high levels of rescissions on those EPDs for which we completed our investigation, our reserving methodology incorporates an expected rescission percentage on the EPDs that we are in the process of investigating. In the fourth quarter of 2008, in response to increased rescission activity we expanded the criteria used to determine whether a default would be investigated for underwriting violations in accordance with our master policy provisions. If our assumptions regarding anticipated rescission rates used in the frequency factor vary from those actually experienced in the future, actual paid claims on the existing delinquent loans may exceed the reserves that we have established and require an additional subsequent charge to results of operations. Any impediment to our ability to rescind coverage for underwriting violations would be detrimental to our success in run-off.

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

Reserves are provided for the estimated ultimate costs of settling claims on both loans reported in default and loans in default that are in the process of being reported to us. Generally accepted accounting principles preclude us from establishing loss reserves for future claims on insured loans that are not currently in default. We generally do not establish reserves until we are notified that a borrower has failed to make at least two payments when due. During 2008, the loans in default for which we provide reserves grew 139% to 40,286 at December 31, 2008. A prolonged deterioration of general economic conditions such as increasing unemployment rates or declining housing prices could adversely alter the historical delinquency patterns, resulting in an even larger percentage increase in the level of loans in default than that experienced in 2008. An increase in the number of loans in default would require additional reserves and a charge to results of operations as they are reported to us.

During 2008 the United States housing market experienced a significant amount of home price depreciation, which had a direct negative impact on our loss reserves and paid claims during 2008. If home prices continue to decline on a more significant or larger geographic basis than what we experienced in 2008, we may incur a higher level of losses from paid claims and also be required to increase our loss reserves.

Primary components of our loss mitigation efforts include selling a property prior to foreclosure as well as purchasing the property in lieu of paying the coverage percentage specified in the insurance policy. Home prices affect both these mitigation options. The S&P/Case-Shiller© Home Price Index for the 20-City Composite as of December 2008 indicated an annual 18.6% decline in home prices from one year ago, the largest annual decline since the index was first published. There were declines in every city comprising the index during 2008, indicating that home price depreciation is not limited to certain geographical locations in the United States. This high level of home price depreciation has negatively affected our ability to mitigate losses. If housing values fail to appreciate or decline on a more significant and larger geographic basis, the frequency of loans going into default and eventually to a paid claim could increase and our ability to mitigate our losses on defaulted mortgages may be further reduced, which could have a material adverse effect on our business, financial condition and operating results.

Because a significant portion of our business is sensitive to interest rates, a large increase in rates would cause higher monthly mortgage payments for borrowers that could potentially lead to a greater number of defaults, which would adversely impact our business.

At December 31, 2008, approximately 33% of our Primary gross risk in force and approximately 74% of our Modified Pool gross risk in force was comprised of adjustable-rate mortgage loans or “ARMs”. Monthly payments on these loans are altered periodically through an adjustment of the interest rate. Many ARMs have a fixed interest rate for a stated period of time, and accordingly, have not yet been subject to an interest rate adjustment. In periods of rising interest rates, a borrower’s monthly payment will increase. A large increase in interest rates over a short period of time could lead to “payment shocks” for borrowers that could potentially lead to more reported defaults.

At December 31, 2008, approximately 12% of our Primary gross risk in force and 14% of our Modified Pool gross risk in force was comprised of pay option ARMs with the potential for negative amortization on the loan. These loans provide borrowers the option, for a stated period of time, to make monthly payments that do not cover the interest due on the loan. If the borrower chooses this payment option, the unpaid interest is added to the outstanding loan amount, which creates negative amortization. These pay option ARM loans may have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity through loan amortization as payments are made. We already have experienced a substantially higher default rate on pay option ARMs than the remainder of our portfolio, even before many of these loans were scheduled to shift to amortizing payments. The risk of default may be further increased if the interest rate paid during the payment option period is significantly below current market rates. Additionally, the lack of long-term historical performance data associated with pay option ARMs across all market conditions makes it difficult to project performance and could increase the volatility of the estimates used in our reserve models. If interest rates increase and cause “payment shocks” to borrowers with ARMs, our default rate could increase, which could have a material adverse impact on our business, financial condition and operating results.

Geographic concentration of our risk in force in certain distressed markets has resulted in increased defaults and higher risk in default from the significantly larger loans in these states. Ongoing house price depreciation in these distressed markets could lead to further increases in reserves and paid claims, which could further negatively impact our financial performance.

At December 31, 2008, our risk in force for California, Florida, Arizona and Nevada, which we classify as “distressed markets,” represented approximately 34% of our gross risk in force on a per policy basis. These distressed markets have experienced some of the most rapid home price depreciation in 2007 and 2008 and disruption in the housing markets when compared to the rest of the country. Moreover, they represented 60% of both our risk in default and our loss reserves. The default rate at December 31, 2008 in these distressed markets amounted to 22.7% compared to 11.7% for the remainder of our portfolio. If the housing markets continue to decline at a steep rate or for an extended period of time in these distressed markets, we could experience additional adverse effects on our operating results and financial condition due to the large concentration of our business in these distressed markets.

We experienced a significant increase in reported defaults and paid claims during 2008. If the pace of declining home prices and ongoing credit problems in the mortgage marketplace continues or remains unsettled, we anticipate an increased number of defaults and paid claims, which would have a negative impact on our results of operations.

Beginning in 2006 and continuing in 2007 and 2008, home prices in most geographic areas declined. Many borrowers that had qualified for mortgages under less restrictive credit standards have found it difficult to meet their ongoing mortgage payments. Faced with declining home values and a tight market for credit, borrowers unable to meet their payment obligations often cannot refinance, and are not able to sell their homes for an amount sufficient to pay off their mortgage. These conditions have resulted in greater borrower defaults, contributing to a 139% increase in our default rate during 2008. The default rates on the 2006 and 2007 vintage years, which contain increased risk factors such as Alt-A and pay option ARMs, especially in the distressed market states of California, Florida, Arizona and Nevada, have been particularly high. These factors contributed significantly to the substantial increase in our reserves during the year and, if they continue, are expected to result in additional and significant increases in our reserves in the future.

The inability of borrowers to sell their homes or refinance their mortgages in the current environment has resulted in a greater percentage of defaulted loans becoming claims by lenders against mortgage insurers. As a result, we have lowered our assumptions regarding the cure rates for the purpose of our reserve models, which causes an increase in our frequency factor. The decrease in the cure rate was a significant reason for the increase in our reserves during the year. If the factors described above continue, we expect further increases in actual defaults, further decreases in our cure rates and corresponding increases in our reserves that would significantly and adversely affect our results of operations.

Due to the fact that we are in run-off and cannot replace our existing business, an extended period of low mortgage interest rates and relaxed credit terms for our existing borrowers could lead to increased refinance activity that could have a negative impact on persistency, which would lead ultimately to reduced premiums.

In an effort to stimulate the housing markets, the Obama administration has announced plans to attempt to lower mortgage interest rates. Interest rates fell over the last several months of 2008 and are generally expected to remain at historical low levels for some period of time. This could allow certain borrowers with sufficient LTV and credit scores to refinance their mortgages at a lower rate. Additionally, an extended period of low interest rates presents borrowers with an ARM product the opportunity to refinance to a fixed rate product. When borrowers refinance, our coverage terminates and we cannot provide coverage on the refinanced loan because we are in run-off. An extended period of low mortgage interest rates could lead to increased refinancings, which would have a negative impact on persistency and could result in decreased revenues due to a reduction of insurance in force. Additionally, those that could qualify for refinancing would be deemed to be the better credit risks and thereby create anti-selection for the remaining portfolio as those remaining would be deemed to be a worse credit risk.

Risks Related to Products

A large portion of our insurance in force consists of loans with high loan-to-value ratios, which could result in a greater number of defaults and larger claims than loans with lower loan-to-value ratios during periods of declining home prices.

At December 31, 2008, approximately 14% of our mortgage insurance in force consisted of insurance on mortgage loans with LTVs at origination greater than 95%. In periods of declining home prices such as 2007 and 2008, these loans have a greater propensity to default due to the limited equity investment of the borrower. Loans with greater than 95% LTV at origination have experienced a significantly greater default rate than lower LTVs as of December 31, 2008. Many of the high LTV loans also contain other risk factors such as geographic location in distressed markets and were originated with reduced documentation. Faced with mortgages that are greater than the value of the home, a number of borrowers are simply abandoning the property and walking away from the mortgage, without regard to their ability to pay. This limits the ability of the servicer to work with the borrowers to avoid defaults and foreclosure and increases the imbalance of the housing inventory for sale, which in turn further depresses home prices. If we are required to pay a claim on a high LTV loan, our loss mitigation opportunities are limited during these periods of declining home prices and we generally are required to pay the full option payment, which is the highest amount that we could pay under our contracts with lenders. If we experience an increased default rate and paid claims on high LTV loans, our results of operations could be adversely affected.

Risks Related to Operations

Because we generally cannot cancel mortgage insurance policies or adjust renewal premiums due to changing economic conditions, unanticipated defaults and claims could cause our financial performance to suffer significantly.

We generally cannot cancel the mortgage insurance coverage that we provide or adjust renewal premiums during the life of a mortgage insurance policy, even as economic factors change. As a result, the impact of unanticipated changes, such as the dramatic decline in home prices resulting in increased defaults and claims like those experienced in 2008, generally cannot be offset by premium increases on policies in force or cancellation of insurance coverage. The premiums we charge may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to our customers, especially in distressed financial markets. An increase in the number or size of unanticipated defaults and claims could adversely affect our financial condition and operating results because we could not cancel existing policies or increase renewal premiums.

Our loss experience is likely to increase as our policies continue to age.

Historically, we expect the majority of claims on insured loans in our current portfolio to occur during the second through the fifth years after loan origination. However, in recent years, we experienced an earlier default and claim pattern, with 74% of our risk in default at December 31, 2008 coming from the 2006 and 2007 vintage years. While we experienced an earlier default rate among our 2006 and 2007 vintages, we are still experiencing the normal seasoning on our older vintage years that are now in the peak default and claim paying period. Total insurance written from the period of January 1, 2004 through December 31, 2007 (vintage years within the historical highest default and claim paying period) represented 86% of our risk in force as of December 31, 2008. Accordingly, a significant majority of our portfolio is in, or approaching, its peak claim years. We believe our loss experience is likely to increase as our policies age. If the claim frequency on our risk in force significantly exceeds the claim frequency that was assumed in setting our premium rates, our financial condition and results of operations could be adversely affected.

Insurance written under our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.

A significant percentage of our insurance in force was underwritten pursuant to a delegated underwriting program. These programs permitted certain mortgage lenders to determine whether mortgage loans meet our program guidelines and enabled these lenders to commit us to issue mortgage insurance. If an approved lender committed us to insure a mortgage loan, we may rescind coverage on that loan if the lender failed to follow our delegated underwriting guidelines. We generally remain at risk for any loans previously insured on our behalf by the lender, absent fraud or other similar circumstances. The performance of loans insured through programs of delegated underwriting has not been tested over a period of extended adverse economic conditions such as we currently find ourselves in, meaning that the program could lead to greater losses than we anticipate. If losses are significantly greater than anticipated, our delegated underwriting program could have a material adverse effect on our business, financial condition and operating results.

If we failed to properly underwrite mortgage loans when we provided contract underwriting services, we may be required to provide monetary and other remedies to the customer.

Under the terms of our contract underwriting agreements with certain lenders, we agreed to indemnify the lender against losses incurred in the event that we make material errors in determining whether loans processed by our contract underwriters meet specified underwriting or purchase criteria, subject to contractual limitations on liability. The indemnification may be in the form of monetary or other remedies. As a result, we assumed risk in connection with our contract underwriting services. Factors that could affect the performance of loans for which we contract underwrote, including but not limited to worsening economic conditions and falling home prices, could cause our contract underwriting liabilities to increase and have an adverse effect on our financial condition and results of operations. Although we have established a reserve to provide for potential claims in connection with our contract underwriting services, we have limited historical experience in establishing reserves for these potential liabilities, and these reserves may not be adequate to cover liabilities that may arise.

If many of our lender partners for which we have entered into risk-sharing agreements, such as captive reinsurance treaties, continue under financial stress for an extended period of time, then the ability of these lenders to meet their financial obligations under the captive reinsurance treaties may be limited to the trust balances maintained within the reinsurance structures, which could have an adverse impact on our future results of operations.

Several of the lenders for which we had established captive reinsurance programs are in bankruptcy or have been taken over by Governmental agencies or lenders and many more are suffering financial stress. An integral component of the reinsurance treaties include trust balances, which remain under our control, to support a portion of the risk assumed by the reinsurer. As defaults increase and we reach the point where the attachment point is exceeded for individual vintage years, we cede reserves to the captive. When reserves are initially ceded to the captive, the requirement for additional trust balances generally increases. When the need for additional trust balances cannot be met through ceded reinsurance premiums, then additional capital contributions could be required by the lender. The ability of the lenders that are currently under financial stress to meet their future financial obligations under the captive reinsurance agreements beyond the existing trust balances may be limited, which could have an adverse impact on future results of operations. If for any reason a lender is unable to fund its reinsurance obligations, Triad would remain obligated to pay the claims, which would increase our losses.

We have not recorded any of the benefits or liabilities of the $95 million Excess of Loss reinsurance treaty in our GAAP financial statements. If we are unsuccessful in our arbitration hearings with the reinsurer, this could have a significant adverse impact on our ability to complete a successful run-off.

Triad maintains a $95 million Excess-of-Loss reinsurance treaty that provides a benefit when Triad’s risk-to-capital ratio exceeds 25-to-1 and its combined ratio exceeds 100% (the “attachment point”). Once the attachment point has been reached, following a one-time deductible of $25 million, the carrier is responsible for reimbursement of all paid losses in each quarter that the attachment point is breached up to the one-time $95 million policy limit. The coverage period is for 10 years. Additionally, terms of the treaty require Triad to continue the payment of premiums to the reinsurer amounting to approximately $2 million per year for the entire ten year period. The reinsurance treaty attached at the end of the first quarter of 2008, however, the reinsurance carrier subsequently provided a purported notice of termination of the agreement. The matter is currently in arbitration and we expect a decision in the second quarter of 2009. If we are unsuccessful in our arbitration hearings with the reinsurer, this could have a significant adverse impact on future viability for a successful run-off.

Loan servicers have recently experienced a significant increase in their workload due to the rapid growth in defaults and foreclosures. If the loan servicer fails to act proactively with delinquent borrowers in an effort to avoid foreclosure, then the number of delinquent loans eventually going to claim status could increase.

The loan servicer maintains the primary contact with the borrowers throughout the life of the loan but we can become involved with any potential loss mitigation. During periods of declining home prices and increased delinquencies, such as that currently being experienced in the mortgage business, it is important to us that the servicer be proactive in dealing with borrowers rather than simply allowing the loan to go to foreclosure. Historically, when a servicer becomes involved at an earlier stage of delinquency with workout programs and credit counseling, there is a greater likelihood that the loan will not go to foreclosure and will not result in a claim. During periods of increased delinquencies, it becomes extremely important that the servicer be properly staffed and trained to assist borrowers to avoid foreclosure. From our perspective, it is also extremely important to involve us as part of the loss mitigation effort as early as possible. If loan servicers do not properly staff and train their personnel or enlist our assistance in loss mitigation efforts, then the number of loans going to foreclosure may increase, resulting in a greater number of claims that we are required to pay, which will have an adverse impact on our future operating results.

Triad is operating in run-off under a Corrective Order from the Division and the outlook for the entire mortgage insurance industry remains uncertain. Maintaining experienced staff is critical to achieving a successful run-off.

We took significant actions in 2008 to eliminate all sales, marketing, and underwriting personnel as well as a number of personnel supporting those functions as we transitioned into run-off. The very nature of run-off as well as the recent negative news concerning the financial markets, especially the mortgage markets, has introduced some level of stress and uncertainty among our remaining employees. We established severance and retention plans to help retain our key personnel that are scheduled to expire at the end of 2009. If we fail to adopt or gain approval from the Division of replacement plans, we may be unable to keep key personnel from moving to other industries that may offer better short-term opportunities and a more promising outlook. The loss of any key personnel could limit our ability to properly execute an efficient and effective run-off.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located at 101 South Stratford Road, Winston-Salem, NC 27104. This five-story office building totals 79,254 square feet and we currently lease approximately 71,007 square feet under a lease that will expire in 2012. All staff functions are located within this office complex. Due to the reduction in force in June 2008, we are actively attempting to sublease at least one floor; however, the local market for commercial property is weak due to the recession. We believe this property is suitable and adequate for its present circumstances.

We have closed all of our remote underwriting offices. We exited the lease for our facility in Toronto, Canada in the third quarter of 2008 and we liquidated our Canadian subsidiary in the fourth quarter of 2008.

We maintain mid-range and micro-computer systems in our corporate data center located in our headquarters building to support our data processing requirements for accounting, policy administration, claims, and risk management. We have back-up procedures in place in the event of emergency situations.

Item 3.	Legal Proceedings

The Company is involved in litigation in the ordinary course of business as well as the case named below. No pending litigation is expected to have a material adverse effect on the financial position of the Company.

On February 6, 2008, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina. The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between October 26, 2006 and November 10, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers. An extension to answer the complaint has been granted. We intend to contest the lawsuit vigorously.

Triad maintains a $95 million Excess-of-Loss reinsurance treaty that provides a benefit when Triad’s risk-to-capital ratio exceeds 25-to-1 and the combined ratio exceeds 100% (the “attachment point”). Once the attachment point has been reached, following a one-time deductible of $25 million, the carrier is responsible for the reimbursement of all paid losses in each quarter that the attachment point is breached up to the one-time $95 million policy limit. The coverage period is for 10 years. Additionally, terms of the treaty require Triad to continue the payment of premiums to the reinsurer amounting to approximately $2 million per year for the entire ten year period. The reinsurance treaty attached at the end of the first quarter of 2008; however, in April 2008, the reinsurance carrier provided a purported notice of termination of the agreement. By letter dated May 5, 2008, Triad notified the reinsurer that we considered the treaty to still be in effect and that we demanded arbitration seeking a ruling that the reinsurance remained in effect and requested that the reinsurer comply with terms of the treaty. The arbitration took place in front of a three-person panel in December 2008 and January 2009, with post-hearing briefs and oral arguments in February 2009. We expect a decision to be rendered by the arbitration panel in the second quarter of 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

The Company’s common stock trades on The NASDAQ Global Select Market® under the symbol “TGIC.” At December 31, 2008, 15,161,259 shares were issued and outstanding. The following table sets forth the high and low sales prices of the Company’s common stock as reported by NASDAQ during the periods indicated.

	2008		2007
	High	Low	High	Low

First Quarter	$10.19	$4.10	$58.62	$39.31
Second Quarter	$5.43	$0.73	$47.35	$38.45
Third Quarter	$4.49	$0.35	$41.05	$14.84
Fourth Quarter	$2.00	$0.28	$20.63	$5.50

Holders

As of February 27, 2009, the number of stockholders of record of the Company’s common stock was approximately 326. In addition, there were approximately 4,400 beneficial owners of shares held by brokers and fiduciaries.

Dividends

Payments of future dividends are subject to declaration by the Company’s Board of Directors. Payment of dividends is dependent on the ability of Triad to pay dividends to the parent company. Under the Corrective Order, Triad is prohibited from paying dividends to the parent company without the prior approval of the Division. In addition, the insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay its parent company. These restrictions, based on SAP, include requirements that dividends may be paid only out of statutory earned surplus and that limit the amount of dividends that may be paid without prior approval of the Division. In addition to these statutory limitations on dividends, Illinois regulations provide that a mortgage guaranty insurer may not declare any dividends except from undivided profits remaining on hand over and above the amount of its policyholder reserve. Currently, there are no intentions to pay dividends. See “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of dividend payment restrictions.

Issuer purchases of equity securities and unregistered sales of equity securities

None.

Item 6.	Selected Financial Data

The information required by this Item 6 is not required to be provided by issuers that satisfy the definition of “smaller reporting company” under SEC rules.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide information that the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial position, results of operations and cash flows and should be read in conjunction with the Consolidated Financial Statements and Notes contained herein. In addition, the current adverse market conditions in the home mortgage and residential housing markets are unprecedented from an historical standpoint and have subjected our business, financial condition and results of operations to substantial risks, many of which are summarized under “Risk Factors” above, which should be read in conjunction with the following discussion.

Certain of the statements contained in this release are “forward-looking statements” and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include estimates and assumptions related to economic, competitive, regulatory, operational and legislative developments. These forward-looking statements are subject to change, uncertainty and circumstances that are, in many instances, beyond our control and they have been made based upon our current expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of a number of factors, including our ability to operate our business in run-off, the possibility of general economic and business conditions that are different than anticipated, legislative, regulatory, and other similar developments, changes in interest rates, employment rates, the housing market, the mortgage industry and the stock market, as well as the relevant factors described under “Risk Factors” and in the “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” section below with respect to forward-looking statements contained herein. Forward-looking statements are based upon our current expectations and beliefs concerning future events and we undertake no obligation to update or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made.

Overview

Triad Guaranty Inc. is a holding company that historically provided private mortgage insurance coverage in the United States through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”). Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and we are operating our business in run-off. As used in this annual report on Form 10-K, the term “run-off” means writing no new mortgage insurance policies and continuing to service existing policies. Servicing includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate our loss; and settling all legitimate filed claims per our contractual obligations. Triad has agreed to a Corrective Order from the Illinois Department of Financial and Professional Regulation, Division of Insurance (the “Division”) that, among other items, includes restrictions on the distribution of funds by Triad.

We have historically provided Primary and Modified Pool mortgage guaranty insurance coverage on U.S. residential mortgage loans. We classify insurance as Primary when we are in the first loss position and the loan-to-value amount, or LTV, is 80% or greater when the loan is first insured. We classify all other insurance as Modified Pool. The majority of our Primary insurance has been delivered through the flow channel, which is defined as loans originated by lenders and submitted to us on a loan-by-loan basis. We have also historically provided mortgage insurance to lenders and investors who seek additional default protection (typically secondary coverage or on loans for which the individual borrower has greater than 20% equity), capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. These transactions are referred to as our structured bulk channel business. Those individual loans in the structured bulk channel in which we are in the first loss position and the LTV ratio is greater than 80% are classified as Primary. All of our Modified Pool insurance has been delivered through the structured bulk channel. Our insurance remains effective until one of the following events occurs: the policy is cancelled at the insured’s request; we terminate the policy for non-payment of premium; the policy defaults and we satisfy all amounts due under the insurance contact; or we rescind the policy for violations of provisions of a master policy.

In run-off, our revenues principally consist of:

•	earned renewal premiums from the remaining insurance in force, net of:

•	reinsurance premiums ceded, primarily for captive reinsurance, and

•	refunds paid or accrued resulting from the cancellation of insurance in force or for coverage rescinded due to violations of certain provisions of a master policy; and

•	investment income.

We also realize investment gains and investment losses on the sale and impairment of securities, with the net gain or loss reported as a component of revenue.

Our expenses consist primarily of:

•	paid claims;

•	changes in reserves for estimated future claim payments on loans that are currently in default;

•	general and administrative costs of servicing existing policies;

•	other general business expenses; and

•	interest expense on long-term debt.

Our results of operations in run-off depend largely on:

•	the conditions of the housing, mortgage and capital markets that have a direct impact on default rates, mitigation efforts, cure rates and ultimately the amount of claims paid;

•	the overall general state of the economy and job market;

•	persistency levels on our remaining insurance in force;

•	operating efficiencies; and

•	the level of investment yield, including realized gains and losses, on our investment portfolio.

Our results of operations in run-off could also be impacted significantly by recent Federal government and private initiatives to stabilize the housing and financial markets. See Item I, “Business” and the discussion below for further details on these initiatives.

Persistency is an important metric in understanding our premium revenue, especially in run-off as no new business is being written, so our overall premium base is essentially fixed and will decline over time. The longer a policy remains on our books, or “persists”, the greater the amount of renewal premium revenue that we will earn from the policy. Cancellations result primarily from the borrower refinancing or selling insured mortgaged residential properties, from policies being rescinded due to fraud, misrepresentation or other underwriting violations, from a servicer choosing to cancel the insurance, from the payment of a claim, and, to a lesser degree, from the borrower achieving prescribed equity levels, at which point the lender no longer requires mortgage guaranty insurance.

Recent Events Affecting our Business

Triad is an Illinois-domiciled insurance company and the Division is our primary regulator. Triad Guaranty Assurance Corporation (“TGAC”) is a wholly-owned subsidiary of Triad and is subject to all Illinois insurance regulatory requirements applicable to Triad. The Illinois Insurance Code grants broad powers to the Division and its Director to enforce rules or exercise discretion over almost all significant aspects of our insurance business.

On August 5, 2008, Triad and TGAC (collectively, “TGIC”) entered into an Agreed Corrective Order with the Division. The Corrective Order was implemented as a result of our decision to cease writing new mortgage guaranty insurance and to commence a run-off of our existing insurance in force as of July 15, 2008. Among other things, the Corrective Order:

•	Required TGIC to submit a corrective plan to the Division;

•	Prohibited all stockholder dividends from TGIC to its parent company without the prior approval of the Division;

•	Prohibited interest and principal payments on TGIC’s surplus note to its parent company without the prior approval of the Division;

•	Restricted TGIC from making any payments or entering into any transaction that involves the transfer of assets to, or liabilities from, any affiliated parties without the prior approval of the Division;

•	Required TGIC to obtain prior written approval from the Division before entering into certain transactions with unaffiliated parties;

•	Required TGIC to meet with the Division in person or via teleconference as necessary; and

•	Required TGIC to furnish to the Division certain reports, agreements, actuarial opinions and information on an ongoing basis at specified times.

We submitted a corrective plan to the Division as required under the Corrective Order. The corrective plan we submitted included, among other items, a five-year statutory financial projection for TGIC and a detailed description of our planned course of action to address our current financial condition. The financial statements that form the basis of our corrective plan were prepared in accordance with Statutory Accounting Principles (“SAP”) set forth in the Illinois Insurance Code. SAP differs from GAAP, which are followed to prepare the financial statements presented in this annual report on Form 10-K. We received approval of the corrective plan from the Division in October 2008.

Since the approval of our initial corrective plan, we have revised the assumptions we initially utilized in our run-off financial forecast model as a result of a number of factors, including continued deteriorating economic conditions impacting our financial condition, results of operations and future prospects. Our new assumptions produce a range of potential ultimate outcomes for our run-off, but include projections showing that on a likely case basis and absent additional action by the Division or favorable changes in our business, we will report a deficiency in policyholders’ surplus as calculated in accordance with SAP as early as March 31, 2009 and continuing at least through 2011. Although we currently project that this statutory insolvency will be temporary and our run-off will ultimately be successful, we believe such insolvency would likely lead to the institution by the Division of receivership proceedings against TGIC if not corrected. We are currently working with the Division to structure a revised corrective plan to address this issue, although no assurance can be given that we will be successful in these efforts. If we are unable to gain approval from the Division for a revised corrective plan that addresses this issue, the Division could place TGIC into receivership proceedings, which could force us to seek protection from creditors through a voluntary bankruptcy proceeding and we would likely be unable to continue as a going concern. See Item 1A, “Risk Factors” for more information.

Failure to comply with the provisions of the Corrective Order or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject TGIC to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of TGIC. See Item 1A, “Risk Factors” for more information.

Our recurring losses from operations and resulting decline in policyholders’ surplus as calculated in accordance with SAP increases the likelihood that TGIC will be placed into conservatorship or liquidated and raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements that are presented in this annual report on Form 10-K do not include any adjustments that reflect the financial risks of TGIC entering receivership proceedings and assume that we will continue as a going concern. We expect losses from operations to continue and our ability to continue as a going concern is dependent on the successful development, approval, and implementation of a revised corrective plan. See Item 1A, “Risk Factors” for more information.

Triad is also subject to comprehensive regulation by the insurance departments of the various other states in which it is licensed to transact business. Currently, the insurance departments of the other states are working with the Division in the implementation of the Corrective Order.

Mark K. Tonnesen, our former President and Chief Executive Officer and a former director, resigned from those positions effective July 18, 2008 and subsequently retired on August 15, 2008. The Board of Directors appointed William T. Ratliff, III, the Chairman of the Board, as the interim President and Chief Executive Officer effective July 18, 2008. On October 22, 2008, the Board of Directors appointed Kenneth W. Jones, who had been serving as our Chief Financial Officer, as our new President and Chief Executive Officer. Mr. Jones retained the responsibilities of Chief Financial Officer following his appointment as our President and Chief Executive Officer. Mr. Ratliff continues to serve as our Chairman of the Board and served as an executive officer following his relinquishment of the role of President and Chief Executive Officer until March 10, 2009.

At December 31, 2008, the Company reported a deficit in assets of $136.7 million compared to a deficit in assets of $28.4 million at September 30, 2008 and stockholders’ equity of $498.9 million at December 31, 2007. A deficit in assets occurs when recorded liabilities exceed recorded assets and is not necessarily a measure of insolvency. The deficit in assets is primarily the result of an increase in loss reserves of over $800 million since December 31, 2007. In addition, we have paid in excess of $230 million of claims during the last 12 months. Although we have reported a deficit in assets at December 31, 2008, we had approximately $935 million of cash and invested assets at December 31, 2008 compared to $910 million at December 31, 2007. We expect to continue to report a deficit in assets in future periods. While we do not expect the deficit in assets to have a direct impact on our operations, it could adversely impact our continued listing on The NASDAQ Stock Market.

We have discovered a substantial number of underwriting or program violations and misrepresentations in defaults reported to us and we have subsequently rescinded or cancelled coverage on these policies at a rate substantially greater than we have historically experienced. In the fourth quarter of 2008, we expanded the criteria used to determine whether a default would be investigated for underwriting violations in accordance with our master policy provisions. While we will continue to settle legitimate claims, we expect an increase in rescission activity in 2009 based on the number of policies under review and the number of occurrences of underwriting violations discovered during 2008. Any impediment to our ability to rescind coverage for underwriting violations would be detrimental to our success in run-off.

Triad maintains a $95 million Excess-of-Loss reinsurance treaty that is currently in arbitration. The arbitration hearing began in 2008 and we expect to have a decision in the second quarter of 2009. As the matter is in dispute as a gain contingency, we have not recorded any benefit from this reinsurance treaty in our GAAP financial statements. However, in consultation with the Division, we recorded in our statutory financial statements for the year ended December 31, 2008 the net benefit of the reinsurance treaty of $51.5 million, which included the $95 million benefit and an accrual for the present value of the future 10-year premium expense due the reinsurer, reduced by a required reserve reflecting the dispute and aging of the recoverables.

Our focus remains on the efficient and effective servicing of our insured portfolio, particularly with respect to loss mitigation, as well as to adherence to the August 2008 Corrective Order.

Over the past several months, several government programs have been initiated which, in general, are designed to provide relief to homeowners and the financial markets. Many of these programs have been expanded since originally developed and may continue to change.

In July 2008, the Housing and Economic Recovery Act of 2008 was enacted, which established the Federal Housing and Finance Agency (“FHFA”) as the successor regulatory agency to both Fannie Mae and Freddie Mac. FHFA has broad legal and regulatory authority to ensure the safety and soundness of both of the GSEs. On September 7, 2008, both Fannie Mae and Freddie Mac were placed into conservatorship with FHFA acting as conservator. Conservatorship is a process designed to stabilize a troubled institution with the objective of returning the troubled institution to normal business operations. FHFA has stated that the purpose of this action is to restore confidence in these GSEs, to enhance their capacity to fulfill their mission, and to mitigate the systemic risk that has contributed directly to the instability in the market.

The Housing and Economic Recovery Act of 2008 also includes the HOPE for Homeowners Act, which created a new, temporary, voluntary program within the Federal Housing Administration (“FHA”) to back FHA-insured mortgages to distressed borrowers. The new mortgages offered by FHA-approved lenders will refinance distressed loans at a significant discount for owner-occupants at risk of losing their homes to foreclosure. In exchange, homeowners will share future appreciation with the FHA.

During October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. EESA, among other things, created the Troubled Asset Relief Program (“TARP”), which provides authority for the Federal government to purchase assets and equity from financial institutions in order to strengthen the financial sector. The goal of TARP is to encourage banks to resume lending again at levels seen before the financial crisis. TARP allows the U.S. Department of the Treasury to purchase or insure up to $700 billion in residential or commercial mortgages and securities based on or related to such mortgages as well as any other financial instrument that the Secretary of the Treasury determines would promote stability in the financial market.

The Streamlined Modification Program (“SMP”) was adopted by the GSEs in December 2008 and is designed to reduce foreclosures on mortgage loans owned or guaranteed by the GSEs. The SMP standardized the modification criteria for such mortgage loans with the goal of enabling loan servicers to proactively solicit borrower participation. A number of eligibility criteria apply to the SMP. Modifications available include the capitalization of accrued interest and other fees, the extension of the term of the mortgage loan, the reduction of the interest rate on the mortgage loan, as well as a provision for principal forbearance. Additionally, several large lenders have announced plans to implement their own loan modification programs. The GSEs also established a moratorium on foreclosures that began in December 2008 and expired on March 6, 2009.

In February 2009, the Federal government unveiled The Homeowner Affordability and Stability Plan (“HASP”), which is designed to replace the SMP and reduce the number of foreclosures. HASP, which was detailed in March 2009, includes the Home Affordable Modification Program (“HMP”) which provides incentives to borrowers, servicers, and lenders to modify loans with the modifications jointly paid for by lenders and the U.S. government. HASP also includes the Home Affordable Refinance Program which provides refinance opportunities to certain borrowers who have conforming mortgage loans owned or guaranteed by the GSEs. The borrowers targeted for this refinance opportunity are those who have experienced significant depreciation in the value of their home, thereby making refinancing difficult or prohibitive given current underwriting standards in the marketplace.

Certain members of the Obama administration have discussed providing TARP funds to private mortgage insurers. No assurance can be given that TARP funds would be provided to mortgage insurers or, if funds were provided, that they would be provided to us or that they would be offered under terms acceptable or beneficial to our stockholders.

As of the date of this annual report on Form 10-K, we are unable to predict the impact that these recent government initiatives and the conservatorship of Fannie Mae and Freddie Mac will have on our future results of operations and prospects.

Consolidated Results of Operations

Following is selected financial information for the last two years:

	Year Ended
	December 31,
	2008	2007	% Change
	(Dollars in thousands, except per share data)

Earned premiums	$257,423	$278,900	(8)
Net losses and loss adjustment expenses	923,301	372,939	148
Net loss	(631,127)	(77,458)	715
Diluted loss per share	$(42.27)	$(5.22)	710

Incurred losses and loss adjustment expenses (“LAE”) increased by $550 million during 2008 and is primarily responsible for the substantial increase in our net loss. The incurred losses in 2008 were composed of an increase in the reserve for losses and LAE of $828 million and direct paid losses and LAE of $245 million, offset partially by an increase in reinsurance recoverables of $151 million.

The growth in the reserve for losses and LAE is the result of an increase in the number of reported loans in default as well as the characteristics of the loans in default. The number of loans in default increased by 139% during the year. However, risk in default increased by 173% as new defaults had a substantially higher average risk per loan than the default inventory at December 31, 2007.

Certain segments of our insured portfolio have contributed more than others to the growth rate in the number of defaults and risk in default. These segments include:

•	Loans on properties in California, Florida, Arizona and Nevada (which we refer to collectively as “distressed markets”). Defaults in these distressed markets comprised 49% of our default inventory and 60% of our gross risk in default at December 31, 2008, compared to 33% and 48%, respectively, at December 31, 2007;

•	The adverse development of our 2006 and 2007 books of business, which, on average, have significantly higher default rates than our other books of business and also have a higher average risk per policy than our other books of business;

•	Our Primary bulk business written in 2006 and 2007, which has shown a significant amount of early payment defaults and has a significant amount of high LTV loans; and

•	Our 2006 and 2007 Modified Pool business, which also has exhibited a significant amount of early payment defaults.

Gross paid losses for 2008 were $238 million compared to $101 million for 2007, an increase of 135%. The average paid loss was approximately $54,000 in 2008 compared to $37,000 in 2007. The increase in the average paid loss is primarily the result of a higher percentage of claims from the more recent vintage years and from the distressed markets, both of which reflect larger loan balances, as well as a decline in our ability to mitigate losses. During the third and fourth quarters of 2008, we experienced a moderation in claim paid activity due to a number of factors including state and lender foreclosure moratoriums, delays by the servicers, continued efforts on our part to investigate policies for fraud, misrepresentation or other underwriting violations, as well as an increase in the number of policies rescinded.

Revenue decreased by 12% during 2008, primarily the result of a decrease in premium earned as our insurance in force declined 8% from a year ago. The decline in insurance in force resulted from reduced production in the first half of 2008 and our decision to cease issuing new commitments for insurance and enter into run-off on July 15, 2008.

Other operating expenses increased by 35% during 2008, primarily due to the transition to run-off, which resulted in a number of non-recurring charges principally related to severance. Additionally, we wrote off all existing deferred acquisition costs of approximately $34 million during 2008.

We describe our results of operations in greater detail in the discussion that follows. The information is presented in four categories: Production; Insurance and Risk in Force; Revenues; and Losses and Expenses.

Production

For the twelve months ended December 31, 2008, we wrote $3.5 billion of new insurance compared to $22.9 billion for the same period of 2007. All production in 2008 was from our Primary flow channel, while insurance written in 2007 was comprised of $15.9 billion from the flow channel and $7.0 billion from the bulk channel. We ceased issuing commitments for mortgage insurance on July 15, 2008 and the minimal production subsequent to July 15, 2008 consisted of commitments for mortgage insurance that were entered into prior to that date. We do not expect any material amount of production going forward.

The following table provides a summary of new insurance written for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007	% Change
	(Dollars in millions)

Primary insurance written:
Flow	$3,529	$15,861	(78)
Structured bulk	—	3,723	(100)

Total Primary insurance written	$3,529	$19,584	(82)
Modified Pool insurance written	—	3,331	(100)

Total insurance written	$3,529	$22,915	(85)

Insurance and Risk in Force

The following table provides detail on our direct insurance in force at December 31, 2008 and 2007:

	December 31,
	2008	2007	% Change
	(Dollars in millions)

Primary insurance:
Flow primary insurance	$39,370	$41,840	(6)
Structured bulk insurance	3,902	4,525	(14)

Total Primary insurance	43,272	46,365	(7)

Modified Pool insurance	19,312	21,863	(12)

Total insurance	$62,584	$68,228	(8)

The decline in insurance in force is primarily due to the low amount of insurance written during the year, although the decline was offset somewhat by continued improvements in persistency.

Primary insurance persistency improved to 86.6% at December 31, 2008 compared to 81.4% at December 31, 2007. Modified pool insurance persistency improved to 88.3% at December 31, 2008 compared to 82.6% at December 31, 2007. We believe the increase in our persistency reflects the general inability of borrowers to refinance or sell their homes due to stricter underwriting guidelines by lenders, as well as the nationwide decline in home prices. We anticipate that persistency rates will be maintained near these levels for 2009. However, mortgage interest rates are at historically low levels and the majority of our insurance in force has associated interest rates greater than the prevailing rates. Recent government and private industry initiatives were developed, in part, to promote liquidity in the mortgage markets. Given the interest rate environment and these initiatives, persistency could fall in 2009, which could have a significant adverse impact on our future earned premiums.

The following tables provide information on selected risk characteristics of our business based on gross risk in force at December 31, 2008 and 2007. The following is a list of characteristics we believe are important indicators of increased risk in our portfolios:

•	The percentage of business defined as non-prime credit quality;

•	The percentage of Alt-A business;

•	The percentage of business with a loan-to-value (LTV) greater than 95%;

•	The percentage of interest only loans and adjustable rate mortgages (ARMs), particularly ARMs with potential negative amortization;

•	The percentage of condominium property types;

•	The percentage of non-primary residence occupancy status;

•	The percentage of loans in excess of $250,000;

•	The concentration of risk in distressed market states; and

•	The presence of multiple risk factors on a single insured loan.

Risk in Force(1)

	Primary		Modified Pool
	December, 31		December, 31
	2008	2007	2008	2007
	(Dollars in millions)

Gross Risk in Force	$11,259	$12,136	$5,614	$6,398
Credit Quality:
Prime	76.3%	74.4%	28.0%	27.9%
Alt-A	20.3	21.9	71.2	71.3
A-Minus	3.0	3.2	0.7	0.7
Sub Prime	0.4	0.5	0.1	0.1

Total	100.0%	100.0%	100.0%	100.0%

LTV:
Greater than 95%	24.8%	25.7%	—%	—%
90.01% to 95.00%	32.7	32.5	0.2	0.3
90.00% and below	42.5	41.8	99.8	99.7

Total	100.0%	100.0%	100.0%	100.0%

Loan Type:
Fixed	66.9%	64.7%	26.5%	26.2%
Interest Only	10.2	10.7	23.1	23.3
ARM (amortizing) fixed period 5 years or greater	8.5	9.4	30.9	31.4
ARM (amortizing) fixed period less than 5 years	2.1	2.4	5.6	6.1
ARM (potential negative amortization)	12.3	12.8	13.9	13.0

Total	100.0%	100.0%	100.0%	100.0%

Property Type:
Condominium	10.7%	10.4%	9.6%	9.4%
Other (principally single-family detached)	89.3	89.6	90.4	90.6

Total	100.0%	100.0%	100.0%	100.0%

Occupancy Status:
Primary residence	87.8%	87.7%	73.3%	73.5%
Secondary home	7.9	7.9	6.1	6.2
Non-owner occupied	4.3	4.4	20.6	20.3

Total	100.0%	100.0%	100.0%	100.0%

Mortgage Amount:
$0 — $50,000	0.8%	0.9%	0.5%	0.5%
$51,000 — $100,000	9.3	9.7	5.3	5.4
$100,001 — $250,000	51.9	52.0	45.3	45.6
$250,001 — $500,000	32.2	31.5	42.1	42.1
Over $500,000	5.8	5.9	6.8	6.4

Total	100.0%	100.0%	100.0%	100.0%

Market Status:
Distressed market states (AZ, CA, FL, NV)	27.1%	27.0%	48.9%	47.9%
Non-distressed market states	72.9	73.0	51.1	52.1

Total	100.0%	100.0%	100.0%	100.0%

(1)	Percentages represent distribution of gross risk in force on a per policy basis and does not account for risk ceded to captive reinsurers or applicable stop-loss amounts and deductibles on Modified Pool structured bulk transactions.

Given the lack of production during 2008 and the high level of persistency, the risk composition of our portfolio has remained relatively constant. Our portfolio contains significant exposure to Alt-A loans, loans with the potential for negative amortization (“PNAMs”), as well as interest only loans. An inherent risk in both PNAMs and interest only loans is the scheduled milestone in which the borrower must begin making amortizing payments. These payments can be substantially greater than the minimum payments required before the milestone is met. An additional risk to PNAMs is the payment being made may be less than the amount of interest due, creating negative amortization on the outstanding principal of the loan. These features add uncertainty and potential risk. Due in part to recent market conditions, the Alt-A loans, PNAM loans, and interest only loans have, as a group, performed significantly worse than the remaining prime fixed rate loans through December 31, 2008.

We believe that a policy with a high LTV, all else being equal, will have a greater risk of default than a policy with a low LTV, especially in periods such as we are in currently with declining home prices. In the table above, the percentage of risk in force by LTV is based on the LTV at the time the loan was originated. We have not been provided with the “mark-to-market” LTV of our insured portfolio. To the extent that an insured loan in our portfolio has experienced a decline in the underlying value, and we believe this to be the case for a large percentage of our insured portfolio, the “mark-to-market” LTV of the policy may be substantially higher than that at origination.

The premium rates we charge vary depending on the perceived risk of a loan and generally cannot be changed after issuance of coverage. We do not believe that the premium rates charged for business originated in 2005, 2006 and 2007, and specifically for high risk products including PNAMs and Alt-A loans, will generate premium revenue sufficient to cover future losses.

The following table shows direct risk in force as of December 31, 2008 and December 31, 2007 by year of loan origination. Business originated in 2006 and 2007 continues to comprise the majority of our risk in force. This is due to the significant amounts of production during these two years as well as the amount of refinancing that took place in 2002 through 2005. In general, policies originated during these years have significantly higher amounts of average risk per policy than policies originated prior to 2006. Furthermore, policies originated during these vintage years have also exhibited higher default rates than preceding vintage years. For additional information regarding these vintage years, see “Losses and Expenses,” below.

	December 31, 2008				December 31, 2007
	Primary		Modified Pool		Primary		Modified Pool
	Gross		Gross		Gross		Gross
	Risk in		Risk in		Risk in		Risk in
	Force *	Percent	Force *	Percent	Force *	Percent	Force *	Percent
	(Dollars in millions)

2002 and before	$539.1	4.8%	$34.4	0.6%	$667.5	5.5%	$332.7	5.2%
2003	958.3	8.5	214.7	3.8	1,165.1	9.6	895.7	14.0
2004	938.3	8.3	552.0	9.8	1,116.5	9.2	1,042.9	16.3
2005	1,405.6	12.5	1,899.0	33.8	1,638.4	13.5	1,913.0	29.9
2006	2,386.0	21.2	2,111.6	37.7	2,718.5	22.4	1,977.0	30.9
2007	4,376.5	38.9	802.6	14.3	4,830.1	39.8	236.7	3.7
2008	654.7	5.8	—	—	—	—	—	—

Total	$11,258.5	100.0%	$5,614.3	100.0%	$12,136.0	100.0%	$6,398.0	100.0%

*	Gross risk in force is on a per policy basis and does not account for risk ceded to captive reinsurers or applicable stop-loss amounts and deductibles on Modified Pool structured bulk transactions.

Approximately 58% of our Primary flow insurance in force was subject to captive reinsurance arrangements at December 31, 2008 and 2007. Under captive reinsurance programs, reinsurance companies that are affiliates of the lenders assume a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. The risk reinsured by the captive is supported by assets held in trust with Triad as the beneficiary. At December 31, 2008, we had approximately $258 million in captive reinsurance trust balances with $157 million of reserves ceded to those captives, which helps limit our future loss exposure.

Revenues

A summary of the individual components of our revenue for the past two years follows:

	Year Ended December 31,
	2008	2007	% Change
	(Dollars in thousands)

Direct premium written	$316,310	$339,007	(7)
Ceded premium written	(60,777)	(55,784)	9

Net premium written	255,533	283,223	(10)
Change in unearned premiums	1,890	(4,323)	(144)

Earned premiums	$257,423	$278,900	(8)

Net investment income	$39,580	$32,936	20
Net realized investment losses	$(26,559)	$(3,049)	771
Total revenues	$270,452	$308,795	(12)

The decrease in direct premium written in 2008 is reflective of the decline in insurance in force and was partially due to lower premium written from new production. Rescission activity had a significant impact on both direct premium written and earned premium during 2008. When we rescind coverage due to underwriting violations in the origination of a loan, we refund all of the premium previously paid to us. During 2008, cash premiums refunded amounted to $10.3 million compared to $2.9 million in 2007. Rescissions have also impacted the frequency factor that we utilize in providing reserves. We provide an accrual for the estimated partial refunds of premiums based upon the early payment defaults that are currently under investigation and historical rescission rates. At December 31, 2008 we had accrued $17.1 million of premium refunds, the majority of which was accrued in the fourth quarter as we expanded our definition of early payment defaults. The accrual for premium refunds related to rescissions at December 31, 2007 was negligible.

Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captives as well as non-captive reinsurance companies. The growth in ceded premium during 2008 over 2007 was primarily due to an increase in average insurance in force subject to captive reinsurance. The premium cede rate increased to 19.2% for 2008 compared to 16.5% for 2007 reflecting, primarily, the impact of refunds on direct premium written. We did not establish a corresponding accrual to account for the potential impact of expected refunds on ceded premium previously paid to captives.

Net investment income grew primarily due to the growth in average invested assets. Average invested assets at cost or amortized cost grew by 21.4% in 2008 as a result of the investment of positive operating cash flows, which included $116.0 million from the redemption of Tax and Loss Bonds. The book yield on our investment portfolio was 4.62% at December 31, 2008 compared to 4.56% at December 31, 2007. Realized investment losses were $26.6 million during 2008 compared to a loss of $3.0 million for 2007, primarily due to an increase in other-than-temporary impairment losses. For a further discussion, see “Investment Portfolio”.

Losses and Expenses

A summary of the significant individual components of losses and expenses and the year-to-year percentage changes follows:

	Year Ended December 31,
	2008	2007	% Change
	(Dollars in thousands)

Net losses and loss adjustment expenses:
Net paid claims	$237,080	$100,612	136
Change in reserves	665,549	264,576	152
Loss adjustment expenses	20,672	7,751	167

Total	923,301	372,939	148
Policy acquisition costs	39,416	18,497	113
Other operating expenses (net of acquisition costs deferred)	58,709	43,628	35
Loss ratio	358.7%	133.7%	168
Expense ratio	24.8%	21.9%	13
Combined ratio	383.5%	155.6%	146

Net losses and LAE are comprised of paid losses and LAE as well as the increase in the loss and LAE reserve during the period. The following paragraphs look at some of the specifics of the individual components of net losses and LAE.

The following table provides details on both the amount and the number of paid claims of both Primary and Modified Pool insurance prior to the effect of ceded paid claims for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007	% Change
	(Dollars in thousands)

Paid claims:
Primary insurance	$190,836	$83,204	129
Modified Pool insurance	46,742	17,408	169

Total	$237,578	$100,612	136

Number of claims paid:
Primary insurance	3,662	2,341	56
Modified Pool insurance	758	398	90

Total	4,420	2,739	61

Although we experienced a large increase in the dollar amount and number of paid claims during 2008, these increases were tempered somewhat in the second half of 2008 primarily due to foreclosure moratoriums, rescission activity and policy investigations. Average severity increased to $53,800 in 2008 from $36,700 in 2007 reflecting a larger percentage of our paid claims from (i) the more recent vintage years, specifically the 2005, 2006 and 2007 vintage years, and (ii) the distressed markets.

The following table shows the average loan size and average risk per policy by vintage year. The 2006 and 2007 books are exhibiting adverse development patterns and thus are expected to impact the amount of paid claims and the average paid claim earlier than what we have experienced historically. We expect average severity to continue to increase in 2009 as policies originated during 2006 and 2007 continue to comprise a greater proportion of our paid claims.

	December 31, 2008				December 31, 2007
	Primary		Modified Pool		Primary		Modified Pool
	Average	Average	Average	Average	Average	Average	Average	Average
Vintage Year	Loan Size	Insured Risk	Loan Size	Insured Risk	Loan Size	Insured Risk	Loan Size	Insured Risk

2002 and Prior	$104,480	$26,805	$77,370	$25,043	$106,003	$26,809	$80,387	$26,105
2003	115,646	27,989	141,496	41,875	119,668	28,709	145,348	42,856
2004	130,819	34,939	146,972	43,596	132,591	35,042	150,444	44,610
2005	156,011	40,983	177,143	57,679	156,975	40,821	178,946	58,198
2006	207,918	53,710	263,356	69,310	207,324	53,534	259,678	69,286
2007	207,159	55,755	272,745	79,194	208,429	56,509	270,932	79,163
2008	204,341	46,952	—	—	—	—	—	—
Overall Average	$171,463	$44,612	$208,361	$60,572	$169,340	$44,324	$208,004	$60,875

The increase in paid severity was also influenced by our reduced ability to mitigate claims. Beginning in late 2006, we began to experience a significant reduction in our ability to reduce the severity of our claims paid through the sale of properties. Subsequent declines in home prices across almost all markets, with significant declines in the distressed markets, has continued to negatively impact our ability to mitigate losses through the sale of properties. We expect our ability to mitigate losses will continue to be adversely affected by the continued pressure on home prices combined with the limited availability of credit in the U.S. financial markets.

The number of paid claims during both the third and fourth quarters of 2008 were lower than the number of paid claims during the second quarter of 2008, although the inventory of filed claims has continued to increase. The slowdown in the second half of 2008 was due to a number of factors, including lender and GSE foreclosure moratoriums, delays by the servicers due to a large increase in the number of defaults, our ongoing effort to identify fraud, misrepresentation or other underwriting violations in policies which are currently in default, as well as increased rescission activity.

The table below provides the cumulative paid loss ratios by certificate year (calculated as direct losses paid divided by direct premiums received, in each case for a particular policy year) that have developed through December 31, 2008 and 2007. The data below excludes the effects of reinsurance.

	Cumulative Paid Loss Ratios as of
	December 31,
Book Year	2008	2007

1996	14.6%	14.5%
1997	10.4	10.2
1998	6.9	6.8
1999	9.9	9.9
2000	35.7	35.4
2001	32.3	31.0
2002	33.2	31.9
2003	20.3	16.7
2004	26.4	17.5
2005	47.3	21.6
2006	45.9	11.7
2007	19.9	0.1
2008	—	—

During 2008, we experienced large increases in the cumulative paid loss ratios for the 2005, 2006, and 2007 vintage years and more gradual increases for the other vintage years. While we have historically expected higher claim payments in the second through the fifth years after loan origination, the more recent vintage years have developed at a much faster rate from a default and claim perspective than historical trends would indicate. We do not expect this adverse development to subside and expect the cumulative paid loss ratios for the 2005, 2006 and 2007 books of business to ultimately be significantly higher than our previous books of business and possibly greater than 100%.

Net losses and LAE also include the change in reserves for losses and LAE. The following table provides further information about our reported loss reserves, excluding the effects of reinsurance, at December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
	(Dollars in thousands)

Primary insurance:
Reserves for reported defaults	$691,438	$251,316
Reserves for defaults incurred but not reported	108,825	40,691

Total Primary insurance	800,263	292,007
Modified Pool insurance:
Reserves for reported defaults	347,546	54,876
Reserves for defaults incurred but not reported	22,494	8,340

Total Modified Pool insurance	370,040	63,216
Reserve for loss adjustment expenses	17,537	4,716

Total reserves for losses and loss adjustment expenses	$1,187,840	$359,939

The above table does not account for reserves ceded to the lender sponsored captive reinsurers. The amount recoverable under captive reinsurance contracts, net of liabilities where the right of offset exists, is shown as an asset on the balance sheet and amounted to approximately $157 million and $7 million at December 31, 2008 and 2007, respectively.

The following table shows the net change in reserves for losses and LAE for 2008 and 2007:

	Year Ended
	December 31,
	2008	2007	% Change
	(Dollars in thousands)

Increase in reserve for losses and loss adjustment expenses	$827,901	$275,587	200
Increase in reinsurance recoverable	(149,531)	(7,305)	1,947

Net increase in reserve for losses and loss adjustment expenses	678,370	268,282	153

The large increase in reserves in 2008 primarily reflects the increase in the number of defaults, a decline in the cure rate of defaults, as well as the changing composition of our default inventory, with higher concentrations in distressed market states and recent policy years. Our reserving model incorporates management’s judgment regarding the impact of the current housing and economic environment on our estimate of the ultimate claims we will pay on loans currently in default. To reflect the significant adverse changes in the economy, including declining home prices and our reduced ability to mitigate claims, we have increased the severity factor utilized in the calculation of the reserve.

We have experienced an increasing number of defaults that contained underwriting violations in the original application for insurance. Generally, our master policies provide that we are not liable to pay a claim for loss when this occurs. We are currently reviewing the majority of the claims for losses and defaults that occur soon after loan origination, especially with respect to the 2006 and 2007 vintage years, to determine whether the limitations on our liability contained in our master policies are applicable. Beginning in the third quarter of 2007, we incorporated an adjustment in the frequency factor utilized in the calculation of our provision for losses to account for expected rescissions. The expected rescission factor, for specific sub-sections of our portfolio, increased in each quarter of 2008. This increase in the number of policies that have been rescinded, combined with the large increase in number of policies under review for possible violations of our master policies, resulted in a decline in the frequency factor at December 31, 2008 from that used at December 31, 2007, which mitigated the reserve increase.

Although defaults increased across the country in general, the distressed markets have experienced substantially higher growth rates in defaults. Defaults in the distressed markets increased 254% during 2008 compared to an increase of 84% in states not identified as distressed markets. Additionally, on average, defaults in the distressed market states have a higher average loan balance and average risk in default than the remainder of our defaults. At December 31, 2008, the distressed markets had average loan balances of approximately $248,000 compared to approximately $161,000 for the remainder of the portfolio.

The following table indicates the growth in both the gross risk in default in these four distressed market states and reserves attributable to these states at December 31, 2008 and December 31, 2007.

	December 31,	December 31,
	2008	2007
	(Dollars in thousands)

% of Gross Risk In Force:
California	14.6%	15.1%
Florida	11.6%	12.1%
Arizona	5.2%	5.5%
Nevada	3.0%	3.1%

Total Distressed Market States	34.4%	35.8%
% of Gross Risk in Default:
California	25.1%	19.1%
Florida	23.1%	20.0%
Arizona	7.2%	5.6%
Nevada	5.0%	3.9%

Total Distressed Market States	60.4%	48.6%
% of Gross Reserves:
California	24.4%	18.3%
Florida	23.5%	20.0%
Arizona	7.4%	5.4%
Nevada	5.0%	3.9%

Total Distressed Market States	60.3%	47.6%

Certificates originated during 2007 and 2006 comprise 62.7% of our loans in default, but 73.4% of the risk in default at December 31, 2008. The difference in percentages of loans in default and risk in default primarily reflects the higher loan amounts associated with the 2007 and 2006 policy years.

To illustrate the impact of the changes in the frequency and severity factors utilized in the reserve model, the following table details the amount of risk in default and the reserve balance as a percentage of risk in default at December 31, 2008 and December 31, 2007.

	December 31,	December 31,
	2008	2007
	(Dollars in thousands)

Risk on loans in default	$2,729,313	$1,000,384
Gross Case Reserves as a percentage of risk in default(1)	42.0%	36.6%

(1)	Reflects gross case reserves, which excludes IBNR and ceded reserves and the benefit from Modified Pool structures, as a percent of risk in default for total Primary delinquent loans and total Modified Pool delinquent loans.

The following table shows default statistics as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
	(Dollars in thousands)

Total business:
Number of insured loans in force	345,055	378,907
With deductibles	52,414	59,592
Without deductibles	292,641	319,315
Number of loans in default	40,286	16,821
With deductibles	9,058	4,072
Without deductibles	31,228	12,749
Percentage of loans in default (default rate)	11.68%	4.44%
Percentage of loans in default excluding deductibles	10.67%	3.99%
Primary insurance:
Number of insured loans in force	252,368	273,798
Number of loans in default	24,241	10,419
Percentage of loans in default	9.61%	3.81%
Modified Pool insurance:
Number of insured loans in force	92,687	105,109
With deductibles	52,393	59,569
Without deductibles	40,294	45,540
Number of loans in default	16,045	6,402
With deductibles	9,058	4,072
Without deductibles	6,987	2,330
Percentage of loans in default	17.31%	6.09%
Percentage of loans in default excluding deductibles	17.34%	5.12%

The percentage of total loans in default increased to 11.68% as of December 31, 2008 from 4.44% at December 31, 2007, an overall increase of 163% during 2008. The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current. The percentage of loans in default, or default rate, has increased considerably during 2008. The default rate is affected by the number of policies in default as well as the number of policies in force. As we are in run-off and are no longer issuing commitments for mortgage insurance, we expect the number of policies in force to continue to decrease which will have an adverse effect on the default rate. We currently expect the overall default rate as well as the number of loans in default to increase in 2009, and the increase may be greater than that experienced in 2008.

We do not provide reserves on Modified Pool defaults with deductibles until the incurred losses for that transaction reach the deductible threshold. At December 31, 2008, 39% of our structured bulk transactions with deductibles as part of the structure, including all such transactions originated in 2006 and 2007, had incurred losses that had exceeded these individual deductible amounts. On these structured bulk contracts, we recognized $169.6 million of losses in excess of the aggregate deductibles. Although a majority of our structured bulk transactions have not exceeded the individual deductible amounts, given the large increases in default and paid claim activity related to the transactions, we have realized the majority of the benefit from the deductibles and do not expect any material benefit going forward.

We also do not provide reserves on Modified Pool defaults where the incurred losses to date for the related structure have exceeded the stop loss amount. As of December 31, 2008, 5% of our structured transactions have incurred losses that exceeded the stop loss amount. This had the effect of limiting reserves by $37.5 million at December 31, 2008. We believe that based on the recent development of our modified pool business, we will continue to provide additional reserves on structured bulk transactions with deductibles and we will continue to limit the addition of reserves due to modified pool contracts reaching stop loss limits.

As part of our overall risk management strategy, we have entered into excess of loss captive reinsurance agreements with several of our lender customers. As detailed under “Business — Reinsurance” in Part I, Item 1 of this report, we retain the first loss position on the first aggregate layer of risk and reinsure a second finite layer with the captive reinsurer. Certain captives have exceeded the first loss layer in incurred losses, which resulted in the ceding of reserves and paid losses related to specific book years. We recorded a net of $157 million of ceded reserve from these captive arrangements at December 31, 2008 and ceded $497,000 of paid claims during 2008. If the current default and paid claim trends continue, we expect to cede additional reserves and paid losses to the captive reinsurers in 2009.

Expenses and Taxes

We wrote off the remaining deferred policy acquisition costs (“DAC”) asset balance of $34.8 million during the first quarter of 2008 as estimated gross loss in the remaining portfolio no longer supported the asset value.

The increase in other operating expenses during 2008 resulted from significant non-recurring expenses in the first half of 2008, including expenses associated with the attempted capital raising efforts, severance and other termination costs associated with the transition to run-off, and expenses associated with our exit from Canada.

Our effective tax rate decreased to 16.4% for 2008 from 40.7% for 2007. The effective tax rate for 2008 is lower than the marginal rate of 35% and decreased substantially from the rate in 2007 due primarily to the large operating loss reported in 2008 and the inability to recognize future tax benefits in accordance with U.S. generally accepted accounting principles.

Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency reserves. As a result of substantial operating losses for 2007 and 2008, the previously established contingency reserve was released earlier than the scheduled ten years in an amount that offset the operating loss for federal tax reporting purposes. Accordingly, the previously purchased Tax and Loss Bonds associated with the contingency reserve release were redeemed earlier than originally scheduled. As of December 31, 2008, we have redeemed substantially all of our previously purchased Tax and Loss Bonds. We expect to continue to incur operating losses for tax purposes and generate net operating loss carry forwards for federal income tax reporting purposes for which we will be unable to receive any immediate benefit in our statement of operations.

Significant Customers

On July 15, 2008, we ceased issuing commitments for insurance written and are operating our business in run-off. Going forward, our production will consist of certificates issued from commitments for mortgage insurance that were entered into prior to July 15, 2008. As such, we do not have any significant customers on whom we rely for new business.

Financial Position

Total assets were $1.1 billion at both December 31, 2008 and December 31, 2007. For the year ended December 31, 2008, total assets reflect the liquidation of certain assets in connection with the repayment of the $80.0 million credit facility and the write-off of the remaining $34.8 million of DAC as well as an increase of $145.0 million of ceded reinsurance recoverable, primarily related to loss reserves ceded to captive reinsurers. Total liabilities increased substantially to $1.3 billion at December 31, 2008 from $634.0 million at December 31, 2007 primarily reflecting the $827.9 million increase in loss and LAE reserves. This increase was partially offset by the repayment of the $80.0 million credit facility in the first quarter of 2008 and a decline in deferred income taxes of $123.3 million related to the reversal of previously established deferred taxes.

This section identifies several items on our balance sheet that are important in the overall understanding of our financial position. These items include DAC as well as prepaid federal income tax and related deferred income taxes. The majority of our assets are included in our investment portfolio. A separate Investment Portfolio section follows the Financial Position section and reviews our investment portfolio, key portfolio management strategies, and methodologies by which we manage credit risk within the investment portfolio.

Deferred Policy Acquisition Costs

Prior to the write-off of the DAC asset at March 31, 2008, we capitalized costs to acquire new business as DAC and recognized these as expenses against future gross profits. At March 31, 2008, we determined that the net present value of the estimated future cash flows on the remaining book of business exceeded the recorded reserves (net of the unamortized DAC) which required the establishment of a premium deficiency reserve. The actual mechanics of recording the premium deficiency reserve require that we first reduce the DAC balance to zero before recording any additional premium deficiency reserve. Therefore, we wrote down the DAC asset by $34.8 million in the first quarter of 2008. We have not capitalized any costs to acquire new business subsequent to the first quarter of 2008, but included such costs in the line item “Other operating expenses” on our statement of operations. We will not be capitalizing any costs to acquire new business going forward.

Prepaid Federal Income Taxes and Deferred Income Taxes

During the period that the Company was reporting positive results of operations, we purchased Tax and Loss Bonds to take advantage of a special contingency reserve deduction that mortgage guaranty companies are allowed for tax purposes. We recorded these bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that are scheduled to become payable in ten years, when the contingency reserve is scheduled to be released, and the Tax and Loss Bonds are scheduled to mature. The scheduled proceeds from the maturity of the Tax and Loss Bonds were anticipated to be utilized to fund the income tax payments.

Deferred income taxes are provided for the differences in reporting taxable income in the financial statements and on the tax return. The largest cumulative difference has historically been the special contingency reserve deduction for mortgage insurers mentioned above. During 2008, deferred income taxes declined by $120.5 million, primarily the result of the reversal of the contingency reserve. The remainder of the deferred tax liability has primarily arisen from book and tax reporting differences related to DAC and unrealized investment gains (losses).

In years when the taxable income of a mortgage insurer results in a loss before the application of the special contingency reserve, the prior established contingency reserve can be reversed earlier than originally scheduled (effectively recognizing as taxable income the prior contingency reserve that had been deferred) to offset the current year loss. When the special contingency reserve for tax purposes is reversed to offset a current year operating loss, the Tax and Loss Bonds can be redeemed earlier than the originally scheduled ten years. During 2008, we reversed $335.0 million of contingency reserve and redeemed all of the remaining $116.0 million of Tax and Loss Bonds. During the second half of 2007, we reversed $113 million of contingency reserve for tax purposes earlier than originally scheduled and redeemed $50.9 million of Tax and Loss Bonds related to that reversal.

Investment Portfolio

Portfolio Description

Our goal for managing our investment portfolio is to optimize investment returns, provide liquidity when necessary, preserve capital and adhere to regulatory requirements. We have established a formal investment policy that describes our overall quality and diversification objectives and limits. Historically, the majority of our investment portfolio had been comprised of tax-preferred state and municipal fixed income securities. Given the operating losses reported since the third quarter of 2007, we currently do not anticipate the realization of tax benefits normally associated with state and municipal securities. As a result, we made the decision in the second quarter of 2008 to restructure the investment portfolio into taxable publicly-traded securities, primarily corporate debt obligations, asset-backed securities, and mortgage-backed securities. Furthermore, as we anticipate negative cash flow from operations in 2009 due to the expected increase in claims paid, we expect the proceeds from the maturity and sale of securities will be required to fund the shortfall. In connection with the restructuring of our investment portfolio, we shortened the portfolio duration to better match the maturities with our anticipated cash needs. At December 31, 2008, we had $159 million of municipal securities remaining in our portfolio. In the current market there are significant risks involved in attempting to liquidate the remaining tax-preferred portfolio. These risks include execution risk in the selling and buying of securities, additional credit risk moving from primarily insured, highly rated municipal bonds to lower rated corporate bonds, and uncertainty surrounding mortgage-backed and asset-backed securities.

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

The following table shows the growth and transition of our investment portfolio:

	December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
		(Dollars in thousands)

Fixed maturity securities:
U. S. government obligations	$20,168	2.3%	$11,762	1.5%
State and municipal bonds	159,394	17.8%	673,264	85.8%
Corporate bonds	547,945	61.2%	40,605	5.2%
Mortgage-backed bonds	126,679	14.1%	—	0.0%
Total fixed maturities	854,186	95.4%	725,631	92.5%
Equity securities	583	0.1%	2,162	0.3%

Total available-for-sale securities	854,769	95.5%	727,793	92.8%
Short-term investments	40,653	4.5%	56,746	7.2%

	$895,422	100.0%	$784,539	100.0%

The following table shows the results of our investment portfolio for the last two years:

	Year Ended
	December 31,
	2008	2007
	(Dollars in thousands)

Average investments at cost or amortized cost	$828,142	$682,006
Pre-tax net investment income	$39,580	$32,936
Book yield	4.6%	4.6%
Pre-tax realized investment (losses) gains	$(26,559)	$(3,049)

The book yield is comparable for 2008 and 2007 as the taxable securities purchased during 2008 generally have a lower duration but a similar yield as the longer duration municipals that comprised the majority of the portfolio at December 31, 2007. The largest portion of the realized investment losses in 2008 are from write downs due to other-than-temporary impairments as described in “Realized Gains (Losses) and Impairments” below.

Unrealized Gains and Losses

The following table summarizes by category our unrealized gains and losses in our securities portfolio at December 31, 2008:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)

Fixed maturity securities:
U. S. government obligations	$19,665	$503	$—	$20,168
State and municipal bonds	156,675	2,719	—	159,394
Corporate bonds	545,230	2,715	—	547,945
Mortgage-backed bonds	123,394	3,285	—	126,679

Subtotal, fixed maturities	844,964	9,222	—	854,186
Equity securities	566	17	—	583
Short term investments	40,565	88	—	40,653

Total securities	$886,095	$9,327	$—	$895,422

Given our recurring losses from operations and the significant doubt regarding our ability to continue as a going concern, we may no longer have the ability to hold impaired assets for a sufficient time to recover their value. As a result, we made the decision to recognize an impairment loss on all securities whose amortized cost is greater than the market value and thus have no unrealized losses at December 31, 2008.

These unrealized gains do not necessarily represent future gains that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. Taxable securities typically exhibit greater volatility in value than tax-preferred securities and thus we expect greater volatility in unrealized gains and realized losses going forward. Volatility may increase in periods of uncertain market or economic conditions.

Credit Risk

Credit risk is inherent in an investment portfolio. One way we attempt to limit the inherent credit risk in our portfolio is to maintain investments with high ratings. The following table shows our investment portfolio by credit ratings.

	December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Fixed Maturities:
U.S. treasury and agency bonds	$20,168	2.4%	$11,762	1.6%
AAA	236,975	27.7	518,769	71.5
AA	183,916	21.5	150,820	20.8
A	381,936	44.7	25,774	3.6
BBB	25,203	3.0	8,738	1.2
BB	1,239	0.1	1,072	0.1
B	619	0.1	—	—
CCC	1,523	0.2	5,591	0.8
CC and lower	48	0.0	2	0.0
Not rated	2,559	0.3	3,103	0.4

Total fixed maturities	$854,186	100.0%	$725,631	100.0%

Equity Securities:
Preferred stocks:
AA	$—	0.0%	$745	34.5%
A	429	73.6	883	40.8
BBB	133	22.8	534	24.7
C	21	3.6	—	—

Total equity securities	$583	100.0%	$2,162	100.0%

The change in the credit quality of the portfolio is primarily due to the restructuring of the portfolio out of tax-preferred securities, which have historically carried credit ratings of “AAA” as a result of credit enhancements provided by financial guaranty insurers, and into taxable securities. The credit rating of a bond will carry the higher of a financial guarantor’s credit rating or the credit rating on the bond’s underlying credit qualities if such a credit rating exists. Taxable securities generally do not have such credit enhancements and the credit rating reflects the securities’ underlying credit qualities.

We evaluate the credit risk of a security by analyzing the underlying credit qualities of the security. The following table indicates the credit quality of our fixed maturity portfolio with and without the benefit of the credit enhancements as provided by financial guaranty insurers at December 31, 2008:

	Credit Quality
	With Benefit
	of Credit		Credit Quality Without Benefit
	Enhancements		of Credit Enhancements
	Amount	Percent	Amount	Percent
		(Dollars in thousands)

U.S. treasury and agency bonds	$20,168	2.4%	$20,168	2.4%
AAA	211,944	24.8	208,926	24.5
AA	127,238	14.9	102,353	12.0
A	441,621	51.7	472,102	55.3
BBB	47,167	5.5	29,486	3.5
B	619	0.1	2,050	0.2
CCC	2,822	0.3	2,067	0.2
CC and below	48	0.0	48	0.0
Not rated	2,559	0.3	16,986	2.0

Total Fixed Maturities	$854,186	100.0%	$854,186	100.0%

As of December 31, 2008, we did not invest directly in any financial guaranty insurers, but we were indirectly exposed to the risk of financial guaranty insurer default through the credit enhancements provided on the majority of our state and municipal fixed maturity bond portfolio.

At December 31, 2008, our state and municipal bond portfolio amounted to $159.4 million, with approximately $131.9 million containing credit enhancements from financial guaranty insurers. The following table indicates the approximate exposure to and percentage of our credit enhanced state and municipal bond portfolio by financial guaranty insurer:

	Credit Enhanced State and
	Municipal Portfolio
	Amount	Percent
	(Dollars in thousands)

Financial Guarantors
MBIA	$63,099	47.8%
AMBAC	34,858	26.4
FSA	21,474	16.3
Others (five companies)	12,491	9.5

Total	$131,922	100.0%

For the quarter ended December 31, 2008, we made the decision to recognize an impairment loss on all securities whose amortized cost was greater than the market value. This decision was made as a result of our recurring losses from operations and the significant doubt regarding our ability to continue as a going concern as opposed to resulting from an analysis of any specific security. Going forward, we will recognize an impairment loss for all securities whose amortized cost is greater than the reported market value.

Prior to this decision, we regularly reviewed our entire investment portfolio to identify securities that may have suffered impairments in value that will not be recovered, termed “potentially distressed securities.” In identifying these securities, we paid special attention to the length of time a security’s fair value was below its amortized cost and the degree to which the fair value was below amortized cost, as well as other factors. When we concluded that a decline was other-than-temporary, the security was written down to fair value through a charge to realized investment gains and losses. If a decision was made to sell a security or type of security, we recognized an impairment loss on those securities whose book value was greater than the market value at the time the decision was made. In the second quarter of 2008, we made the decision to liquidate the tax-preferred bond portfolio and recognized subsequent impairment losses of approximately $7.5 million during 2008 specifically on that portfolio.

Realized Losses and Impairments

Realized gains (losses) include both write-downs of securities with other-than-temporary impairments and gains (losses) from the sales of securities. Net realized losses for 2008 totaled $26.6 million. The net realized loss was primarily composed of: (1) an impairment loss of $36.8 million on bonds offset by $8.5 million gain on the sale of bonds; (2) an impairment loss of $1.7 million on preferred stock; and (3) a gain of $3.4 million on foreign currency.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in accordance with GAAP and assume that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, our ability to continue as a going concern will be dependent on the successful development, approval, and implementation of a revised corrective plan as previously discussed. If we are unable to develop, gain approval from the Division of, or implement a revised corrective plan, the Division could place TGIC into receivership proceedings for conservatorship, rehabilitation, or liquidation. Each of these outcomes effectively removes all of the assets and future cash flows of TGIC from the ownership of the parent company and its stockholders and allocates it to TGIC’s policyholders. As TGIC is the Company’s primary source of cash flow, if TGIC were placed in receivership proceedings by the Division, we could be forced to seek protection from creditors under Chapter 11 of the United States Bankruptcy Code and little or no funds would ever be available for distribution to our stockholders. The report of our independent registered public accounting firm with respect to our December 31, 2008 financial statements indicates that there is substantial doubt about our ability to continue as a going concern.

Generally, our sources of operating funds consist of premiums written and investment income. Operating cash flow has historically been applied to the payment of claims, interest, expenses and prepaid federal income taxes in the form of Tax and Loss Bond purchases. However, beginning in the second half of 2007, the early redemption of Tax and Loss Bonds due to our operating losses has provided a source of funds. See “Prepaid Federal Income Taxes and Deferred Income Taxes” for additional information concerning the Tax and Loss Bonds. We redeemed $116.0 million and $50.9 million of Tax and Loss Bonds in 2008 and 2007, respectively, related to operating losses. As of December 31, 2008, our remaining holdings of Tax and Loss Bonds are insignificant.

We generated positive cash flow from operating activities of $147.1 million during 2008 compared to $191.1 million in 2007. The positive cash flow from operations in 2008 included the redemption of Tax and Loss Bonds of $116.0 million. Going forward, Tax and Loss Bonds are not expected to be a source of operating cash flow.

In 2008, we experienced a significant operating loss, primarily due to an increase in net loss and LAE reserves of $678.4 million, which did not impact our operating cash flow. Generally, there is about a 12 to 18 month delay from when reserves are initially established on a default to when a claim is ultimately paid. During 2008, direct paid losses amounted to $237.6 million compared to $100.6 million in 2007. While the level of paid claims increased substantially in 2008 from the levels experienced in 2007, the amount was less than anticipated. We believe the lower than anticipated amount of paid claims was due to a number of factors that have delayed claim payments, including GSE and state foreclosure moratoriums, delays by the servicers due to a large increase in the number of policies in default, a continued effort on our part in investigating policies for underwriting violations, and an increase in rescission activity.

Net cash received from premiums amounted to $274.7 million in 2008 compared to $281.3 million in 2007. The decrease is due to the overall decline in insurance in force as well as an increase in premium refunds due to rescission activity. Although persistency has remained high, the rate of decline in total insurance in force has accelerated in the last two quarters of 2008 following our decision to stop writing new business and enter into voluntary run off. Additionally, we anticipate more refunds of premiums in 2009 based on the number of policies currently under review. Based upon the two items enumerated above, we believe the decline in premiums will continue in 2009.

During 2009 and continuing into 2010, we expect to report negative cash flow from operations as we anticipate the payment of claims and expenses will be greater than net premium and investment income received. We anticipate that the cash necessary to meet the negative operating cash flow in 2009 and 2010 will be funded by the scheduled maturities of invested assets and, if needed, sales of other assets in our investment portfolio. Items that could have an impact on cash flow in 2009 and 2010 include the outcome of the arbitration of the $95 million Excess-of-Loss reinsurance treaty and the reimbursement of claims paid by the captive reinsurers.

As described under “Investment Portfolio,” we are in the process of repositioning our investment portfolio to convert from a primarily tax-preferred portfolio to a taxable portfolio. Furthermore, maturities within our fixed income investment portfolio are being structured to have such funds available to meet operating cash needs or provide options to reinvest those funds. See “Investment Portfolio” for more information concerning the repositioning. Our business does not routinely require significant amounts of capital expenditures. Although some capital expenditures are required to keep systems operating effectively and efficiently during run-off, we anticipate that future capital expenditures will be less than in previous years.

At December 31, 2008, the Company reported a deficit in assets of $136.7 million compared to stockholders’ equity of $498.9 million at December 31, 2007. A deficit in assets occurs when recorded liabilities exceed recorded assets. The deficit in assets is the result of six straight quarters of losses totaling $737.9 million. The largest portion of our losses is the result of an increase in loss and loss adjustment expense reserves of $1.1 billion since June 30, 2007, the last quarter for which we reported a profit. In addition, we have paid in excess of $300 million of claims during these last six quarters, an amount greater than the total claims paid during the first 18 years of the Company’s existence. At December 31, 2008, we had approximately $935 million of cash and invested assets, approximately $234 million more than at June 30, 2007. We reported $147.1 million of cash flow from operations for 2008, with $116.0 million derived from the redemption of Tax and Loss Bonds that are not expected to be an ongoing source of cash. We expect to continue to report a deficit in assets in future periods. While we do not expect the deficit in assets to have a direct impact on our operations, it could adversely impact our continued listing on The NASDAQ Stock Market. While we reported a deficit in assets at December 31, 2008 for GAAP purposes, we are still reporting positive policyholders’ surplus as calculated under statutory accounting principles.

On June 28, 2007, the Company entered into a three-year, $80.0 million unsecured revolving credit facility with three domestic banks to provide short-term liquidity for insurance operations and general corporate purposes. On August 22, 2007, we drew down $80 million under the credit facility and it remained outstanding until the entire balance was repaid on March 31, 2008. The entire $80 million credit facility was terminated on the same day. We do not have any credit facility in place at December 31, 2008, nor do we anticipate that it would be feasible to obtain one given our current financial condition and the state of the current credit markets.

The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay its parent company. As discussed previously, the Corrective Order prohibits the payment of dividends by our insurance subsidiary to the parent corporation without prior approval from the Division.

Included in policyholders’ surplus of the primary insurance subsidiary, Triad, is a “surplus note” of $25 million payable to the registrant, its parent. The accrual of and payment of the interest on the surplus note must be approved by the Division, which has broad discretion to approve or disapprove any such payment. In June 2008, we requested permission to accrue and pay the interest on the $25 million surplus note from the Division. Our request was formally denied. The Corrective Order from the Division prohibits Triad from paying interest on the surplus note to its parent company without prior approval from the Division. We do not expect Triad will be able to pay any principal or interest on this note for the foreseeable future.

The parent company has limited sources of cash flow. The $35 million outstanding long-term debt is the obligation of the parent company and not of Triad. Debt service amounts to $2.8 million per year and is paid by the parent company. The primary source of funds for the parent company debt service has historically been the interest paid on the $25 million surplus note by Triad, which has provided $2.2 million on an annual basis. We do not expect this source of cash to be available for the foreseeable future. At December 31, 2008, the parent company had cash and invested assets of approximately $10.7 million. While we currently believe that the cash resources on hand at the parent company will be sufficient to cover the required debt service for 2009 on the $35 million long-term debt, we cannot provide any assurance that this or any future debt service payments will be made and the ultimate ability of the parent company to repay the entire $35 million is subject to substantial risks and cannot be assured unless a source of funds is secured. The ability of the parent company to pay the debt service with funds obtained from Triad, whether in the form of dividends, payments on the surplus note or otherwise, will require the approval of the Division, and it is unlikely that such approval will be sought or obtained in the foreseeable future.

Triad has historically reimbursed the parent company for a majority of its operating cash expenses under a management agreement. As part of the Corrective Order, we are required to submit to the Division a request for reimbursement of these expenses on a quarterly basis. These parent company cash expenses range from approximately $250,000 to $600,000 per quarter depending on certain activities and include legal, director, accounting, and consulting fees. There can be no assurance these quarterly expenditures will not increase in the future. If the Division prohibits or limits the reimbursement by Triad of the parent company’s operating expenses, the cash resources of the parent company will be adversely affected.

In 2007, the Company established a Canadian subsidiary for the purpose of exploring the opportunity to provide mortgage insurance in Canada. During the first quarter of 2008, in response to the continued stress in the U.S. mortgage markets, the Company discontinued the effort in Canada and repatriated most of the funds back to the U.S. parent company. The Canadian subsidiary was liquidated during the fourth quarter of 2008 and all funds have now been returned to the parent company. Of the approximately $45.0 million of cash originally invested, we received approximately $44.1 million back from Canada, which included a net realized gain from foreign currency translation of $3.4 million.

Triad cedes business to captive reinsurance affiliates of certain mortgage lenders, primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust accounts where Triad is the sole beneficiary. When ceded loss reserves exceed the trust balances, we address the counter-party credit risk of the reinsurance recoverable on a case-by-case basis and provide for a provision for uncollectible accounts where appropriate. At December 31, 2008, total trust balances were approximately $258.0 million compared to $201.5 million at December 31, 2007.

Triad ceased accepting commitments to write new mortgage commitments on July 15, 2008 and is operating in run-off. The risk-to-capital ratio, which is utilized as a measure by many states and regulators of an insurer’s capital adequacy and ability to underwrite new business, is no longer relevant for this purpose to Triad. Generally, states limit a mortgage insurer’s statutory risk-to-capital ratio to 25-to-1. At December 31, 2008, Triad’s statutory risk-to-capital ratio substantially exceeded that level.

Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. The following table provides information regarding our statutory capital position at December 31, 2008 and December 31, 2007:

	December 31,	December 31,
	2008	2007
	(Dollars in millions)

Statutory policyholders’ surplus	$88.0	$197.7
Statutory contingency reserve	—	387.4

Total	$88.0	$585.1

For statutory reporting purposes, during 2008 we adopted the reserve requirements as outlined in the Illinois Insurance Code that requires loss reserves be established for all loans that are four or more payments in arrears or in foreclosure. The utilization of these standards results in a smaller reserve recorded for statutory purposes than the reserve recorded in the Company’s GAAP financial statements, which provide reserves on all loans that are three or more months in default. The difference in the two methodologies is approximately $192 million as of December 31, 2008. This accounting change was deemed to be a change in statutory accounting method adopted on a prospective basis, and, accordingly, we recorded a cumulative effect to surplus as of the beginning of 2008 of approximately $107 million. As a result, beginning with the quarter ended September 30, 2008, the net loss and loss adjustment expense reserve reported in Triad’s statutory financial statements has been and will continue to be different than that reported in our GAAP financial statements.

During the second quarter of 2008, we recorded the full impact of the Excess of Loss reinsurance treaty for statutory reporting purposes. We recorded reinsurance recoverables, accrued premiums and expenses in accordance with the terms of the contract, which had the effect of increasing policyholders’ surplus in Triad’s statutory financial statements at June 30, 2008 by approximately $78 million. In accordance with statutory accounting treatment for reinsurance in dispute and past due billed reinsurance recoverable amounts, we recorded an allowance for uncollectible reinsurance of approximately $25 million in the fourth quarter of 2008. At December 31, 2008, we recognized approximately $53 million from the excess of loss reinsurance treaty in policyholders’ surplus for statutory reporting purposes that had not been recognized in the GAAP financial statements.

Historically, one of the primary differences between statutory policyholders’ surplus and equity computed under GAAP is the statutory contingency reserve. Generally, mortgage insurance companies are required to add to the statutory contingency reserve through a charge to surplus an amount equal to 50% of calendar year earned premiums and retain the contingency reserve in the statutory statements for a period of ten years. The contingency reserve can be released earlier than the scheduled ten years if the loss ratio exceeds 35%. Triad’s loss ratio substantially exceeded 35% in 2008 and 2007. Accordingly, we released approximately $235.0 million of contingency reserve in 2008 and $275.0 million in 2007. Going forward, any contingency reserve established as earned premiums will be recognized and immediately released as long as the loss ratio continues to exceed 35%.

In connection with the decision to transition our business into run-off, we notified the rating agencies that we were terminating all agreements with them regarding the issuance of ratings on the Company. As a result, the rating agencies have since withdrawn their ratings for the Company and for our subsidiaries, including Triad. All three rating agencies currently have a negative outlook on the U.S. private mortgage insurance industry.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

We had no material off-balance sheet arrangements at December 31, 2008.

We lease office facilities, automobiles, and office equipment under operating leases with minimum lease commitments that range from one to five years. We had no capitalized leases or material purchase commitments at December 31, 2008.

Our long-term debt has a single maturity date of 2028. The following table represents our aggregate contractual obligations as of December 31, 2008:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations:	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Long-term debt	$35,000	$—	$—	$—	$35,000
Operating leases	6,053	1,654	4,399	—	—
Loss reserves	1,187,840	407,687	780,153	—	—

Total	$1,228,893	$409,341	$784,552	$—	$35,000

Loss reserves represent the estimated costs of settling claims on loans reported in default, and loans in default that are in the process of being reported to us, as of the date of our financial statements. For the purpose of this table, we estimated that 34% of the existing reserves will result in claim payments in the next year and the remaining 66% will be paid in the following two years in equal amounts. The payment period is based on historical claim payment trends adjusted somewhat for recent developments affecting the payment of claims. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. Furthermore, the current operating environment and recent government initiatives have made it even more difficult to estimate loss reserves and the payment period.

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

Reserve for Losses and Loss Adjustment Expenses (“LAE”)

We calculate our best estimate of the reserve for losses to provide for the estimated costs of settling claims on loans reported in default, as of the date of our financial statements. Additionally, we provide a reserve for loans in default that are in the process of being reported to us (incurred but not reported) using an estimate based on the percentage of actual reported defaults. Our reserving process incorporates various components in a model that gives effect to current economic conditions and segments defaults by a variety of criteria. The criteria include, among others, policy year, lender, geography and the number of months the policy has been in default, as well as whether the defaults were underwritten as flow business or as part of a structured bulk transaction. Beginning in 2007, we incorporated in the calculation of loss reserves the probability that a policy may be rescinded for underwriting violations.

Frequency and severity are the two most significant assumptions in the establishment of our loss reserves. Frequency is used to estimate the ultimate number of paid claims associated with the current inventory of loans in default. The frequency estimate assumes that long-term historical experience, taking into consideration criteria such as those described in the preceding paragraph, and adjusted for current economic conditions that we believe will significantly impact the long-term loss development, provides a reasonable basis for forecasting the number of claims that will be paid. Our expectations regarding future rescissions have been incorporated into the frequency factor. Severity is the estimate of the dollar amount per claim that will be paid. The severity factors are estimates of the percentage of the risk in force that will be paid. The severity factors used are based on an analysis of the severity rates of recently paid claims, applied to the risk in force of the loans currently in default. The frequency and severity factors are updated quarterly. Economic conditions and other data upon which these factors are based may change more frequently than once a quarter. Therefore, significant changes in reserve requirements may become evident three or more months following the underlying events that would necessitate the change.

The estimation of loss reserves requires assumptions as to future events, and there are inherent risks and uncertainties involved in making these assumptions. Economic conditions that have affected the development of loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree. Furthermore, the current conditions of the economy and the mortgage market are substantially different than those we have witnessed before and, as such, we believe our estimates are susceptible to a larger degree of variation than those established in previous financial statements. To provide a measure of the sensitivity on pretax income and loss reserves carried on the balance sheet, we have provided the following table that quantifies the impact of percentage increases and decreases in both the average frequency and severity as of December 31, 2008:

	Sensitivity Analysis
	Effect on Pretax Loss from
	Changes in Assumptions
	Decrease in Factors	Increase in Factors
	Resulting in a	Resulting in an
	(Decrease) in Pretax	Increase in Pretax
	Loss	Loss
	(Dollars in thousands)

30% Increase (Decrease) in the Frequency Factors
Utilized in the Loss Reserve Model	(279,923)	278,184
15% Increase (Decrease) in the Severity Factors
Utilized in the Loss Reserve Model	(159,257)	154,980
Both a 30% Increase (Decrease) in the Frequency
Factor and a 15% Increase (Decrease) in the Severity
Factor Utilized in the Loss Reserve Model	(397,192)	461,212

The impact on loss reserves on the balance sheet would be to decrease reserves for favorable developments and to increase reserves for unfavorable developments. There would be no impact on liquidity resulting from the change in reserves. However, there would be a change in cash or invested assets equal to the increase or decrease in the ultimate paid claims related to the change in reserves. We believe that a 30% increase or decrease in frequency is reasonably likely based on potential changes in future economic conditions and past experience, although we believe there is a greater propensity during 2009 for an increase in the frequency factor given the current conditions of the housing market. Our loss severity is ultimately limited by the coverage percentage on individual loans but can increase from the current level. We believe that a 15% increase or decrease in severity is reasonably likely based on potential changes in future economic conditions and past experience, although we believe there is a greater propensity during 2009 for an increase in the severity factor given the current conditions of the housing market. Economic conditions that could give rise to an increase in the frequency rate could be a sudden increase or a prolonged period of increase in the unemployment rate or a continued downward trend in home prices while, conversely, an improved housing market, a sudden drop in interest rates or a sustained period of economic and job growth could decrease the frequency rate. Any factor that would affect our ability to sell a home of a borrower in default prior to foreclosure would affect our severity. The most prominent of these would be the value of the underlying home.

Our level of loss reserves as well as our recognition of premium income are both impacted by the estimate of future rescissions in the existing default portfolio. In general, a rescission occurs when an investigation finds that fraud, misrepresentation or other specified violations occurred in the origination of a loan. When this occurs, insurance coverage from the date of issuance is cancelled and all of the previously paid premium is refunded.

During 2008, we experienced a much higher level of rescission activity than in previous years. This activity was concentrated in policies originated in 2006 and 2007. We have also identified concentrations with specific lenders and by delivery channel. Beginning in late 2007, we began to incorporate a factor in our computation of loss reserves to account for expected rescissions. In estimating this factor, we consider whether the policy is under review, if the policy has been recommended for rescission, how many payments the borrower made on the mortgage, whether the policy was delivered through the flow channel or bulk channel, as well as who was the originating lender. The effect of the factor is to reduce the loss reserve by reflecting the probability that we may rescind coverage on a certificate. The inclusion of this factor in our calculation of loss reserves reduced incurred losses by $203.9 million at December 31, 2008.

We also account for the impact of expected rescissions on our future premium revenue by establishing an accrual for expected premium refunds. In establishing this accrual, we consider the probability a policy will be rescinded, which is consistent with the factor used in the calculation of loss reserves. The establishment of this liability reduced premium revenue in 2008 by $17.1 million.

A substantial amount of judgment is used in calculating the impact of rescissions and we have limited historical experience in calculating this impact. Our recent experience with rescissions is not necessarily indicative of the future trends. Furthermore, our ability to rescind a policy may be adversely impacted by the insured disputing our rights and prevailing in court or arbitration. Any increase or decrease in rescission factors would impact our reserves in the period in which they are adopted.

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

Given our recurring losses from operations and the significant doubt regarding our ability to continue as a going concern, we may no longer have the ability to hold impaired assets for a sufficient time to recover their value. As a result, we recognized an impairment loss on all securities that were in an unrealized loss position at December 31, 2008. Previously, we reviewed our investments quarterly to identify and evaluate whether any investments had indications of possible impairment and whether any impairments were other than temporary. Factors considered in determining whether a loss is other than temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for recovery in market value. For a further discussion of the valuation of our investment portfolio and the methodology we use to identify potential impairments, see “Investment Portfolio” above.

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

We initially established a premium deficiency reserve at March 31, 2008 on our entire book of business, which included a $34.8 million acceleration of DAC amortization in that period. Due to the significant amount of reserves recorded during 2008 on the existing reported defaults, we no longer have a need to record a premium deficiency reserve in addition to those loss reserves already established. However, the estimation of the premium deficiency reserve requires assumptions as to future events, and there are inherent risks and uncertainties involved in making these assumptions. The computation is extremely sensitive to future economic conditions. Economic conditions that have impacted our judgment and affected our computation of the premium deficiency in the past may not necessarily affect development patterns in the future in either a similar manner or degree. There can be no guarantee that we will not be required to establish a premium deficiency reserve in the future.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements relating to future plans, expectations and performance, which involve various risks and uncertainties, including, but not limited to, the following:

•	a deeper or more prolonged recession in the United States coupled with the tightening of the mortgage credit markets could increase defaults and limit opportunities for borrowers to cure defaults or for Triad to mitigate losses, which could have an adverse material impact on our business or results of operations;

•	our ability to demonstrate to the satisfaction of the Illinois Division of Insurance that our revised financial and operating plan will likely produce a solvent run-off under refined assumptions, which requires, among other things, that we maintain an appropriate level of policyholders’ surplus under statutory accounting principles;

•	the possibility that the Division may take various actions regarding Triad if it does not approve our revised financial and operating plan, including placing Triad into receivership proceedings, which would effectively eliminate all remaining stockholder value;

•	our ability to continue as a going concern;

•	the ability of the parent company to pay the debt service with funds obtained from Triad, whether in the form of dividends, payments on the surplus note or otherwise, will require the approval of the Division, and it is unlikely that such approval will be sought or, if sought, will be obtained in the foreseeable future;

•	whether we ultimately prevail in arbitration with the Excess-of-Loss reinsurance treaty, which will have an impact on our financial performance in run-off;

•	if house prices continue to fall, additional borrowers may default and claims could be higher than anticipated;

•	if unemployment rates continue to rise, especially in those areas that have already experienced significant declines in house prices, defaults and claims could be higher than anticipated;

•	further economic downturns in regions where we have larger concentrations of risk and in markets already distressed could have a particularly adverse effect on our financial condition and loss development;

•	the appointment of FHFA as the conservator of both Fannie Mae and Freddie Mac has resulted in changes in the business practices of the GSEs;

•	the impact of recently adopted programs affecting modifications and refinancings of mortgages could materially impact our financial performance in run-off;

•	our financial condition and performance in run-off could be affected by recently adopted legislation, such as EESA and HASP;

•	our financial condition and performance in run-off could be affected by legislation adopted in the future, if any, impacting the mortgage industry, the GSEs specifically, or the financial services industry in general;

•	if the GSEs or our lender customers choose to cancel the insurance on policies that we insure, our financial performance in run-off could be adversely affected;

•	a significant decline in interest rates coupled with an increase in available credit could increase refinancings and decrease the persistency of renewal premiums and the quality of our insurance in force;

•	if we have failed to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans or face other remedies;

•	any impediment to our ability to rescind coverage on insurance policies, which would be detrimental to our success in run-off;

•	our ability to lower operating expenses to the most efficient level while still providing the ability to mitigate losses effectively during run-off, which will directly impact our financial performance in run-off; and

•	if we are unable to satisfy its continued listing requirements, we may be delisted from The NASDAQ Stock Market.

Accordingly, actual results may differ from those set forth in these forward-looking statements. Attention also is directed to other risks and uncertainties set forth in documents that we file from time to time with the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item 7A is not required to be provided by issuers that satisfy the definition of “smaller reporting company” under SEC rules.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data are presented in a separate section of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Triad Guaranty Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Triad Guaranty Inc.’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based upon the definition of “disclosure controls and procedures” set forth in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment to the cost-benefit relationship of possible controls and procedures.

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, management has concluded that disclosure controls and procedures as of December 31, 2008 were effective in ensuring that material information required to be disclosed in this Form 10-K was recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control over Financial Reporting

There have been no changes in Triad Guaranty Inc.’s internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of Triad Guaranty Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Triad Guaranty Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Triad Guaranty Inc.; (2) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (3) provide reasonable assurance that receipts and expenditures of Triad Guaranty Inc. are being made in accordance with authorization of management and directors of Triad Guaranty Inc.; and (4) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements. Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices) and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Triad Guaranty Inc.’s internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management determined that, as of December 31, 2008, Triad Guaranty Inc. maintained effective internal control over financial reporting.

This annual report does not include an attestation report of Triad Guaranty Inc.’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Triad Guaranty Inc.’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Triad Guaranty Inc. to provide only management’s report in this annual report.

Item 9B.	Other Information

On March 10, 2009, the Compensation Committee determined that William T. Ratliff, III, the Company’s Chairman of the Board, had completed his designated tasks associated with the transition of Mr. Jones as President and CEO and the management of certain projects for the Company and reduced Mr. Ratliff’s annual cash compensation from $400,000 to $225,000. Mr. Ratliff will continue to serve as the Company’s Chairman of the Board and will be paid his cash compensation for his service as Chairman in advance in quarterly installments and on the same basis as the other directors. In addition, he was granted a restricted stock award of 8,669 shares of the Company’s common stock, which is a pro-rated amount of the 25,000 shares to be granted to the Chairman of the Board each year under the Company’s director compensation program. As Chairman of the Board, Mr. Ratliff is not eligible for payment of Board or Committee meeting fees or for serving as a chairman of any Board Committee. On a going forward basis, Mr. Ratliff will be subject to the Company’s director compensation program, as it may be amended from time to time, as described in Item 11. “Executive Compensation” of this annual report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following persons are the current directors of the Company and are expected to be nominated to serve as directors at the Company’s 2009 annual meeting of stockholders. If elected, each would hold office until the next annual meeting of stockholders and until his successor is duly elected and qualified or until his earlier removal or resignation:

Robert T. David	Age — 70	Director since — 1993

Since 2000, Mr. David has served as President and Chief Executive Officer of Integrated Photonics, Inc., a manufacturer of fiber optic components and materials.

H. Lee Durham, Jr.	Age — 60	Director since — 2006

Mr. Durham served PricewaterhouseCoopers in a number of senior management positions from 1990 until his retirement in 2002. From 1980 to 1990 he was with Durham, Martin, Jenkins & Co., a firm he founded and grew until it was merged into Coopers & Lybrand. Since 2003, Mr. Durham has served on the board of First Citizens BancShares, Inc. and currently serves as Chair of its Audit Committee.

Deane W. Hall	Age — 59	Director since — 2009

Mr. Hall retired from JP Morgan Chase in April 2006 after serving in numerous senior management roles over his 17 years with their mortgage subsidiary, Chase Home Finance. He was a member of Chase Home Finance Board of Directors during that period. In addition, Mr. Hall served on the Board of Directors of Mortgage Electronic Registration System (“MERS”) from July 1998 to June 2004. His prior experience also includes five years with Fannie Mae. Mr. Hall currently serves as a member of the Board of Directors of CSI, Inc., a nationwide staffing company.

William T. Ratliff, III	Age — 55	Director since — 1993

Mr. Ratliff, III has been the Chairman of the Board of the Company since 1993 and served as the Company’s Chief Executive Officer and President from July 2008 to October 2008, and continued to serve as an executive officer of the Company from October 2008 until March 2009. Mr. Ratliff, III was Chairman of the Board of Triad from 1989 to 2005 and President of Collateral Investment Corp. (“CIC”), an insurance holding company, from 1990 to 2005. Mr. Ratliff, III has served as President of Collat, Inc. since 1995 and as a director since 1987. Collat, Inc. is the general partner of Collateral Holdings, Ltd., a closely-held investment partnership. Mr. Ratliff, III has been Chairman of the Board of Directors of New South Federal Savings Bank (“New South”) since 1986 and President and a director of New South Bancshares, Inc., New South’s parent company, since 1994.

David W. Whitehurst	Age — 59	Director since — 1993

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are required to provide the Company with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of these forms and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements were met during calendar year 2008.

Code of Ethics

The Board of Directors has adopted a Code of Ethics for our principal executive and senior financial officers which is available at our website at: http://www.triadguaranty.com. This Code of Ethics supplements our Code of Conduct applicable to all employees and directors and is intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws as well as other matters.

To the extent permissible under applicable law, the rules of the SEC or NASDAQ listing standards, we also intend to post on our website any amendment to the Code of Ethics that requires disclosure under applicable law, SEC rules or NASDAQ listing standards. Any waiver of the Code of Ethics for any executive officer or director must be approved by the Board and will be disclosed on a Form 8-K filed with the SEC, along with the reasons for the waiver.

Audit Committee

The Audit Committee is a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is currently composed of Messrs. Whitehurst (Chairman), Durham and Hall.

The Board of Directors has determined that each of Mr. Durham and Mr. Whitehurst is an “audit committee financial expert” as defined under the applicable rules and regulations of the Securities and Exchange Commission. The Board has also determined that all of the members of the Audit Committee (i) are independent under Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, (ii) have not participated in the preparation of the financial statements of the Company or any current subsidiary during the past three (3) years, and (iii) are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. In addition, the Board has determined that Messrs. Whitehurst, Durham, and Hall are independent under the applicable listing standards of The NASDAQ Stock Market LLC.

Item 11.	Executive Compensation

Significant changes were made in our compensation program for 2008 based on the unprecedented changes affecting our Company, our industry and the entire financial markets resulting from the mortgage crisis that permeated almost the entire economy. On July 15, 2008, we ceased accepting commitments for any new mortgage insurance business and began operating in run-off. On August 5, 2008, we agreed to a Corrective Order with the Division which, among other items, includes restrictions on the distribution of funds by Triad. In July 2008, Mark Tonnesen resigned as our President and CEO and was replaced on an interim basis by the existing Chairman of the Board, Will Ratliff. In October 2008, Ken Jones, our Senior Vice President and Chief Financial Officer, was appointed to serve as CEO and President. Mr. Jones retained the responsibilities of CFO and Mr. Ratliff continues to serve as the Company’s Chairman of the Board.

In early 2008, the Compensation Committee and the Board approved significant changes to our executive compensation program applicable to 2008 only. The purpose of these changes was to retain our executive-level employees, including our named executive officers, and to motivate them to continue to achieve our corporate goals and objectives. The Compensation Committee and the Board determined that these changes were essential in view of the unprecedented financial and operational challenges we faced in 2008. In connection with these changes, the Compensation Committee awarded no salary increases to our named executive officers, fixing 2008 base salaries at 2007 levels. In addition, the Compensation Committee decided not to award cash incentives or grant equity awards for 2007 performance.

The Compensation Committee and the Board also approved the 2008 Executive Retention Program in early 2008. Under this program, certain members of senior management were eligible to receive two cash retention awards if their employment continued through June 30, 2008 and December 31, 2008, or immediately if terminated by the Company before those dates. Among our named executive officers, Mr. Tonnesen was granted a $450,000 retention bonus, Mr. Jones was granted a retention bonus of $200,000, Mr. Van Fleet was granted a retention bonus of $180,000, Mr. Wall was granted a retention bonus of $150,000, and Mr. Haferman was granted a retention bonus of $100,000. Neither Mr. Ratliff nor Mr. McKenzie were granted a retention bonus in 2008.

In addition, the Compensation Committee and the Board adopted the 2008 Executive Severance Program (the “Severance Program”) in order to address the pending expiration of employment agreements with certain executive officers and the absence of any comprehensive severance pay program. Under the Severance Program, certain executives, including certain named executive officers, would be entitled to receive monthly cash payments based on his or her annual base salary and targeted cash bonus, as well as COBRA benefits and access to outplacement services. Although the Severance Program was originally scheduled to expire on December 31, 2008, our Compensation Committee, with the approval of the Division, has extended the Severance Program until December 31, 2009.

On November 19, 2008, the Compensation Committee approved the 2009 Executive Compensation Program (the “Program”) following the earlier review and approval of the Program by the Division. The Program is applicable to employees who are members of the executive committee, including Messrs. Jones, Wall, and

Haferman. The design of the Program is based on a revised compensation philosophy that reflects the significant change in the Company’s focus from profit generation to managing a solvent run-off. The four key principles of the Program are as follows:

•	To retain key executives with the talent and the knowledge of the Company and industry to drive success;

•	To motivate, and provide an incentive for, executives to achieve financial performance and other quantitative and qualitative targets associated with satisfaction of all legitimate policyholder claims and ultimate solvency of the Company;

•	To reward exceptional performance; and

•	To provide a level of financial security to key executives to allow them to focus on executing the corrective plan in a difficult corporate environment.

The material terms of the components of the Program, which are generally effective January 1, 2009, are described below.

Base Salary:  Salary adjustments have been implemented effective January 1, 2009 for selected executives to recognize their technical expertise, leadership skills, strategic focus and years of experience and to reflect the anticipated value of their position at the Company in 2009. Under the Program, the annual base salary of Mr. Jones remains at $350,000 for 2009, Mr. Wall’s 2009 annual base salary has been increased to $196,000, and Mr. Haferman’s 2009 annual base salary remains at $198,400.

Annual Performance-Based Cash Incentive Award:  The annual performance-based cash incentive award component of the Program will recognize the accomplishment of key corporate goals and individual objectives and, if those targets are not met, the award will reflect the missed opportunity. The targeted cash amounts were established by determining the value of the contributions of the executive’s position and are a set dollar amount rather than a percentage of base salary. Targeted amounts will be provided when the individual and the Company have met the goals and objectives approved by the Compensation Committee. In most cases, the amount of the targeted award is weighted 80% on corporate performance and 20% on the individual’s performance; however, the Committee has the discretion to award up to 150% of the targeted amount to those executives who deliver exceptional results against their individual objectives. The corporate goals were approved by the Committee in January 2009. Each executive has developed his or her individual objectives and these were approved by the Chief Executive Officer in January 2009 and later approved by the Committee. The individual objectives for Mr. Jones were approved directly by the Committee. In most cases, a minimum bonus opportunity is available as a “retention guarantee” for those executives in key positions for the ongoing operations of the Company at December 31, 2009. The minimum annual cash incentive award for Mr. Jones is $100,000 and his targeted annual cash incentive award is $200,000. The minimum annual cash incentive award for Mr. Wall is $62,500 and his targeted annual cash incentive award is $125,000. The minimum annual cash incentive award for Mr. Haferman is $50,000 and his targeted annual cash incentive award is $125,000.

Long-Term Retention Opportunity:  In addition to the minimum annual cash incentive award described above, two other retention components, a long-term cash award and a long-term equity award, are available under the Program for senior executives, with a focus on a much longer retention goal.

Long-Term Cash Award

The long-term cash awards have a four-year cliff vesting, such that an executive must remain with the Company until December 31, 2012 to receive the award. If the executive is involuntarily terminated prior to December 31, 2012 for reasons other than cause, including position elimination alone or in conjunction with a change in control, the cash award will fully vest upon termination. Under the Program, Messrs. Jones, Wall and Haferman will have an opportunity to receive a long-term retention bonus of $350,000, $250,000, and $100,000, respectively.

Long-Term Equity Award

The long-term equity awards are intended to supplement the long-term cash awards and to provide an additional incentive for a solvent run-off. Equity awards will be in the form of phantom stock to give the Board flexibility to provide the final award in either restricted stock or cash. Equity awards will be issued with a four-year vesting term, with equal vesting in three annual installments beginning on January 1, 2011. In accordance with the Company’s current and past practice, these awards will fully vest upon involuntary termination for reasons other than for cause.

On November 19, 2008, pursuant to the Company’s 2006 Long-Term Stock Incentive Plan and the Program, the Committee approved an award of 35,000 phantom shares to Mr. Jones, 25,000 phantom shares to Mr. Wall, and 10,000 phantom shares to Mr. Haferman. Each share of phantom stock is the economic equivalent of one share of the Company’s common stock. The shares of phantom stock become payable, in cash or the Company’s common stock, at the election of the Committee upon vesting. The award will vest in equal one-third amounts on January 1, 2011, January 1, 2012 and January 1, 2013. The award will fully vest upon involuntary termination for reasons other than for cause.

Severance:  As noted above, the Severance Program has been extended into 2009 without any changes. For executives, the Severance Program includes annual base salary and the annual targeted cash award, and would be provided monthly based on the executive’s position at the Company and seniority. Under the Severance Program, Mr. Jones and Mr. Wall would be entitled to receive 18 months of severance pay and Mr. Haferman would be entitled to receive 13 months of severance pay.

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information regarding the compensation paid or accrued by us to or for the account of (i) each person who served as our Chief Executive Officer during 2008, (ii) our two most highly compensated executive officers who were serving as such at December 31, 2008 and (iii) two additional persons who would have been included in this table if those individuals had been employed by us at December 31, 2008. There were three individuals who served as Chief Executive Officer during 2008. Mr. Jones, who currently serves as our Chief Executive Officer, also serves as our principal financial officer. Included in the “All Other Compensation” column for the “Former Executive Officers” are severance payments that were part of contractual commitments or employment agreements in place prior to termination of their employment.

									All Other
		Salary	Bonus		Stock Awards(1)		Option Awards (1)		Compensation		Total
Name and Principal Position	Year	($)	($)		($)		($)		($)		($)

Current Named Executive Officers

Kenneth W. Jones,	2008	222,890	200,000	(2)	113,055		14,969		6,759	(10)	557,673
President and Chief Executive Officer (October 22, 2008 to December 31, 2008), Senior Vice President and Chief Financial Officer (January 1, 2008 to October 22, 2008)	2007	192,500	—		71,881		12,193		10,070		286,644
William T. Ratliff, III,	2008	232,178	—		123,565	(7)	—		84,376	(7)	440,119
President and Chief Executive Officer (July 19, 2008 to October 22, 2008), Executive Officer (October 22, 2008 to December 31, 2008)	2007	— (8)	—		264,818		—		112,500		377,318
Earl F. Wall,	2008	175,000	150,000	(2)	84,297		12,474		9,993	(11)	431,764
Senior Vice President, Secretary, and General Counsel of the Company and Triad	2007	175,000	—		96,875		10,166		9,316		291,357
Steven J. Haferman,	2008	198,400	100,000	(2)	96,496		16,076		9,054	(12)	420,026
Senior Vice President, Risk Management and Information Technology	2007	198,400	—		66,458		13,098		6,620		284,576

Former Executive Officers

Mark K. Tonnessen,	2008	315,245	450,000	(2)	797,206	(3)	982,040	(3)	249,662	(4)	2,794,153
President and Chief Executive Officer (January 1, 2008 to July 18, 2008)	2007	495,000	—		642,617		1,008,731		35,370		2,181,718
Bruce Van Fleet,	2008	135,417	180,000	(2)	165,510	(3)	377,986	(3)	206,581	(5)	1,065,494
Executive Vice President, Sales and Marketing (January 1, 2008 to July 15, 2008)	2007	192,308	—		—		105,945		10,623		308,876
Gregory J. McKenzie (9),	2008	125,022	125,022	(13)	235,564		179,503	(3)	761,925	(6)	1,427,036
President and Chief Executive Officer of Triad Guaranty Insurance Corporation Canada (January 1, 2008 to June 30, 2008)	2007	226,202	123,383		—		69,980		67,898		487,463

(1)	Reflects the dollar amount of awards recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with Financial Accounting Standards Board Statement No. 123(R) (“FAS 123(R)”), disregarding the estimate of forfeitures related to service-based vesting conditions. During 2008, there were no actual forfeitures by any of our named executive officers. Grants were made in 2008 and prior to 2007, except for the grant to Mr. McKenzie, which was made pursuant to the terms of his offer of employment in 2007. Grants in the form of shares of restricted stock were valued at the market price of our common stock on the date of grant. Grants in the form of options were ten (10) year stock options exercisable at the market price on the date of grant. We utilized a Black-Scholes pricing model (or in certain cases, a derivative of such a model) and applied a discount for non-transferability of options and deferred vesting to determine the number of “at the market options.” See Note 11 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	Amount reflects retention bonuses granted under terms of the 2008 Executive Retention Program in recognition of the need to retain these and other individuals through projected periods of uncertainty resulting from the capital raise process or regulatory actions if the capital raise was unsuccessful. These amounts were originally to be paid in July 2008 and January 2009 if the executive officer was still employed by us; however, the full amounts were paid to each of Mr. Tonnesen and Mr. Van Fleet in 2008 following their separation from the Company in accordance with their existing contractual arrangements with the Company.

(3)	The previously unvested portion of the equity awards held by Messrs. Tonnesen, Van Fleet and McKenzie became fully vested as of the date of separation from the Company per terms of each of these individual’s separate agreements, except for 40,500 restricted shares issued to Mr. Tonnesen on February 27, 2008 that will vest in a lump sum on August 14, 2010.

(4)	This amount includes a lump sum severance payment of $225,000 paid in August 2008 pursuant to his employment agreement in connection with Mr. Tonnesen’s retirement from the Company, a $8,059 matching contribution under our 401(k) plan, a car allowance of $8,000 ($1,000 per month for the eight months that he was employed) and reimbursement of financial planning services of $7,500, as well as payments for long term disability insurance and country club dues totaling $1,103.

(5)	This amount includes severance payments of $197,083 paid in monthly installments from July through December 2008 under terms of the 2008 Executive Retention Program, a $9,200 matching 401(K) plan contribution, and payments for long term disability insurance of $298.

(6)	This amount includes a lump sum severance payment of $750,130 paid in July 2008 and $11,795 representing a car allowance and club dues for January through June 2008, grossed up for Canadian tax reporting purposes in accordance with Mr. McKenzie’s original employment agreement executed in 2007.

(7)	Mr. Ratliff was compensated as a director prior to his appointment as interim President and Chief Executive Officer effective July 18, 2008. Mr. Ratliff relinquished his role of CEO effective October 22, 2008 but remained as an executive officer through year end and therefore did not qualify for additional compensation as a director. The additional compensation earned by Mr. Ratliff as the Chairman of the Board of Directors included both cash and equity components. Effective March 10, 2009, Mr. Ratliff relinquished his role as an executive officer and subsequently will be compensated only for his service as a director.

(8)	Mr. Ratliff’s compensation for the year ended December 31, 2007 was limited to compensation for service as a director.

(9)	Amounts have been converted from Canadian Dollars to U.S. Dollars using the average monthly exchange rate for 2008 of 0.94356.

(10)	Amount includes a $5,644 matching contribution under our 401(k) plan, $605 for life insurance, and $510 for long-term disability insurance.

(11)	Amount includes a $9,000 matching contribution under our 401(k) plan, $483 for life insurance and $510 for long-term disability insurance.

(12)	Amount includes a $8,186 matching contribution under our 401(k) plan, $358 for life insurance and $510 for long-term disability insurance.

(13)	Mr. McKenzie’s 2008 bonus was equal to 50% of his 2008 annual base salary per terms of his original offer of employment executed in January 2007.

Discussion Surrounding the Summary Compensation Table

Changes in the Chief Executive Officer in 2008

The Summary Compensation Table (“SCT”) discloses information regarding the three individuals that held the position of Chief Executive Officer (CEO) during 2008. Mr. Tonnesen had previously held that position since joining the Company in 2005. On April 23, we entered into an amended and restated employment agreement with Mr. Tonnesen that replaced his original agreement. The purpose of the new agreement was to secure his continued employment during the transition period until his planned retirement on December 31, 2008, unless he retired earlier with our consent. Effective July 18, 2008, Mr. Tonnesen resigned his position as CEO and agreed to retire from the Company on August 15, 2008.

On July 18, 2008, Mr. Ratliff, our existing Chairman of the Board of Directors, was appointed President and CEO on an interim basis. Mr. Ratliff received a base salary of $600,000 on an annualized basis; however, he was not eligible for any bonus, severance pay or other compensation or to participate in other benefit plans or arrangements offered by the Company except for the reimbursement of reasonable expenses. During the period that Mr. Ratliff served as our employee, he did not receive Board fees. On October 22, 2008, the Board of Directors appointed Mr. Jones as President and CEO. After Mr. Ratliff relinquished his position as President and CEO, he remained an executive officer of the Company with an annualized salary of $400,000 with the same limitations on other benefits described above. Effective March 10, 2009, Mr. Ratliff relinquished his role as an executive officer but will continue to serve as the Company’s Chairman of the Board and will be compensated as a director for such service as set forth under “Discussion Surrounding Directors Compensation” below. In connection with his appointment as President and CEO, Mr. Jones’ salary was increased to an annualized amount of $350,000 for the remainder of 2008 and his eligibility to receive a retention bonus amount of an aggregate of $200,000 remained unchanged.

In connection with his appointment as President and Chief Executive Officer in October 2008, we entered into a letter agreement with Mr. Jones dated October 22, 2008 (the “Agreement”). Pursuant to the Agreement, Mr. Jones is entitled to receive an annual base salary of $350,000 during 2009 and received a pro-rated amount of such base salary from October 22 to December 31, 2008. The Agreement did not alter any of the other components of Mr. Jones’ 2008 compensation. With respect to calendar year 2009, the Agreement provides for the opportunity to earn the targeted cash incentive award, long-term retention cash incentive award, equity award of phantom shares and severance payments outlined in the discussion preceding our Summary Compensation Table.

Current Named Executive Officers and Changes in Equity Values

The Summary Compensation Table reflects a significant amount of expense related to stock and option grants in accordance with FAS 123(R) which recognizes the amortization of the value of the equity award recorded at the grant date over the vesting period. The value at the grant date was calculated as the number of shares multiplied by the share price as of the date of grant for restricted stock and the use of the Black-Scholes model to value options at the grant date. The mortgage industry has experienced, and it continues to experience, unprecedented upheaval. This upheaval has caused our financial results and financial position to decline precipitously over the course of 2007 and 2008. Our management is well aware of the effect that those results have had on the value of our stockholders’ investment in our common stock, having personally experienced significant erosion in the value of their own equity awards that we granted to them in recent years. The magnitude of this decline reflects the extent to which management’s interests are tied to those of our stockholders.

The following table (which is not required by the rules of the Securities and Exchange Commission) sets forth the value, as of the date of grant, of the shares of restricted stock, shares of phantom stock, and stock options (computed using the Black-Scholes model) granted to each of our current named executive officers during the period 2006-2008 and the dollar amount and percentage decline in the aggregate value of such grants between the date of grant and December 31, 2008:

		Value at Grant Date			Value at December 31, 2008
		Restricted	Phantom	Stock	Restricted	Phantom	Stock	Total Decline in
Current Named		Stock	Stock	Options	Stock	Stock	Options	Value
Executive Officers		($)	($)	($)	($)	($)	($)	($)(%)

Kenneth W. Jones	2008	122,600	15,750	—	7,600	13,300	—	117,450	84.9%
	2007	91,815	—	42,100	805	—	—	133,111	99.4%
	2006	136,175	—	—	950	—	—	135,225	99.3%
William T. Ratliff, III	2008	—	—	—	—	—	—	—
	2007	112,481	—	—	969	—	—	111,512	99.1%
	2006	283,783	—		2,340	—	—	281,443	99.2%
Earl F. Wall	2008	82,755	11,250	—	5,130	9,500	—	79,375	84.4%
	2007	77,163	—	35,084	676	—	—	111,570	99.4%
	2006	96,264	—	—	871	—	—	95,393	99.1%
Steven J. Haferman	2008	82,755	4,500	—	5,130	3,800	—	78,325	89.8%
	2007	98,231	—	45,219	861	—	—	142,589	99.4%
	2006	114,387	—	—	798	—	—	113,589	99.3%

Former Executive Officers, Contractual Commitments, and Changes in Equity Value

After Mr. Tonnesen agreed to an amended and restated employment agreement in April 2008, he retired effective August 15, 2008. The amended and restated employment agreement provided for an annual salary of $495,000 until the anticipated retirement date, a retention bonus of $450,000, severance in the amount of $225,000, and a grant of 40,500 shares of restricted stock, among other benefits. On August 15, 2008, in accordance with the terms of Mr. Tonnesen’s amended and restated employment agreement, all of the unvested equity awards, except for the 40,500 restricted shares issued on February 27, 2008 that will vest in a lump sum on August 14, 2010, vested and he was paid the remainder of his retention bonus and severance. Mr. Tonnesen continues to serve as an independent consultant to the Company under a contract that extends until August 2010.

As part of our workforce reduction in connection with our transition to run-off, the Company notified Messrs. Van Fleet and McKenzie in June of their impending termination. In accordance with his 2007 employment agreement as president of Triad Guaranty Insurance Corporation Canada, Mr. McKenzie was entitled to receive severance in an amount equal to two times his base salary and target cash incentive amounting to U.S. $750,130 and the immediate vesting of all equity awards if he was terminated within 18 months of service. This cash severance amount was paid in full to Mr. McKenzie in July 2008. In accordance with the terms of the Company’s 2008 Executive Severance Plan and Executive Retention Plan, Mr. Van Fleet was entitled to the immediate payment of the remainder of his unpaid retention bonus, the immediate vesting of all equity awards and severance payments equal to thirteen months of his monthly annualized 2008 salary and 2008 target bonus to be paid over thirteen months following his termination in July 2008. Additionally, in accordance with various agreements for each of the individuals regarding their termination from the Company, the amounts recognized for stock and option expense in the SCT for Messrs. Tonnesen, Van Fleet and McKenzie reflected the recognition of any unrecognized cost as the equity awards became fully vested upon termination.

However, the dramatic decline in the Company’s stock price during 2007 and 2008 has rendered all of the options nearly worthless. Furthermore, the value at December 31, 2008 of the restricted stock and phantom stock is also substantially less than the amounts shown in the SCT and the expenses recorded in our financial statements. The following table (which is not required by the rules of the Securities and Exchange Commission) sets forth the value, as of the date of grant, of the shares of restricted stock, shares of phantom stock, and stock options (computed using the Black-Scholes model) granted to each of the Former Executive Officers identified in our Summary Compensation Table during the period 2006-2008 and the dollar amount and percentage decline in the aggregate value of such grants between the date of grant and December 31, 2008:

		Value at Grant Date			Value at December 31, 2008
		Restricted	Phantom	Stock	Restricted	Phantom	Stock	Total Decline in
		Stock	Stock	Options	Stock	Stock	Options	Value
Former Executive Officers		($)	($)	($)	($)	($)	($)	($)(%)

Mark K. Tonnesen	2008	248,265	—	—	15,390	—	—	232,875	93.8%
	2007	512,787	—	545,745	4,495	—	—	1,054,037	99.6%
	2006	—	—	—	—	—	—	—
Bruce Van Fleet	2008	165,510	—	—	10,260	—	—	155,250	93.8%
	2007	—	—	483,936	—	—	—	483,936	100.0%
	2006	—	—	—	—	—	—	—
Gregory J. McKenzie	2008	235,564	—	—	13,604	—	—	221,960	94.2%
	2007	—	—	249,483	—	—	—	249,483	100.0%
	2006	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS AT 2008 YEAR END TABLE

The following table sets forth certain information regarding the outstanding equity awards held by the individuals named in the Summary Compensation Table at December 31, 2008:

					Stock Awards(1)
	Option Awards					Market
	Number of	Number of			Number of	Value of
	Securities	Securities			Shares or	Shares or
	Underlying	Underlying			Units of Stock	Units of
	Unexercised	Unexercised	Option	Option	That Have Not	Stock That
	Options (#)	Options (#)	Exercise	Expiration	Vested(3)	Have Not
Name	Exercisable	Unexercisable(2)	Price ($)	Date	(#)	Vested ($)

Current Named Executive Officers
Kenneth W. Jones	1,800	900	43.35	03/08/17	57,246	21,753
William T. Ratliff, III	14,825	—	23.24	01/25/09	1,776	675
	20,950	—	27.95	01/18/10
	13,750	—	39.00	01/24/11
	11,760	—	33.18	02/06/13
Steve J. Haferman	1,933	967	43.35	03/08/17	25,711	9,770
Earl F. Wall	2,947	—	39.49	01/25/12	40,451	15,371
	1,500	750	43.35	03/08/17
Former Executive Officers
Mark K. Tonnesen	108,225	—	41.12	09/14/15	40,500	15,390
	35,000	—	43.35	03/08/17
Bruce Van Fleet	—	—	—	—	—	—
Gregory J. McKenzie	—	—	—	—	—	—

(1)	Valued based on the closing price of our common stock on December 31, 2008, which was $0.38.

(2)	All unvested option awards will vest on December 31, 2009.

(3)	The unvested restricted stock awards will vest as follows: (i) on January 1, 2009: Mr. Jones, 706 shares, Mr. Ratliff, 1,360 shares, Mr. Haferman, 755 shares and Mr. Wall, 1,357 shares; (ii) on May 16, 2009: Mr. Jones, 834 shares and Mr. Haferman, 700 shares; (iii) on May 17, 2009: Mr. Ratliff, 416 shares; (iv) on January 1, 2010: Mr. Jones, 706 shares, Mr. Haferman, 756 shares and Mr. Wall, 594 shares; (v) on August 15, 2010: Mr. Tonnesen, 40,500 shares; (vi) on February 26, 2011: Mr. Jones, 20,000 shares, Mr. Haferman, 13,500 shares and Mr. Wall, 13,500 shares; (vii) on January 1, 2011: Mr. Jones, 11,550 shares, Mr. Haferman, 3,300 shares and Mr. Wall, 8,250 shares; (viii) on January 1, 2012: Mr. Jones, 11,550 shares, Mr. Haferman, 3,300 shares and Mr. Wall, 8,250 shares; and (ix) on January 1, 2013: Mr. Jones, 11,900 shares, Mr. Haferman, 3,400 shares and Mr. Wall, 8,500 shares.

As part of our effort to retain individuals whom we believe are key to our ability to meet the challenges that we faced in 2008, the Compensation Committee made equity-based retention awards in the form of shares of restricted stock to Mr. Tonnesen (40,500 shares), Mr. Jones (20,000 shares), Mr. Wall (13,500 shares), Mr. Haferman (13,500 shares) and Mr. Van Fleet (27,000 shares) in February 2008. These shares, originally subject to three-year cliff vesting, were valued at $6.13 per share, based on the closing price of our stock on February 27, 2008, the date of grant, and are otherwise subject to the terms of our 2006 Long-Term Stock Incentive Plan. The Compensation Committee also awarded Mr. McKenzie 35,800 shares of restricted stock in accordance with the terms of his offer of employment in 2007. These restricted shares were valued at $6.58 based on the closing price of our stock on February 19, 2008, the date of grant, and were originally scheduled to vest equally over three years. The shares granted to Mr. Tonnesen will vest two years after his retirement date, or August 14, 2010, according to the terms of his agreement. The shares granted to Messrs. Van Fleet and McKenzie all vested immediately upon their termination from the Company in June 2008 and July 2008, respectively.

The Company has no defined-benefit plan or executive post-employment plan for which any retirement benefits would be paid to executives. The Company has a qualified defined contribution plan (401(k) plan) under which each employee is given the opportunity to contribute a percentage of their base salary. As more fully described in Footnote 10 to our Consolidated Financial Statements, the Company makes a matching contribution on behalf of each participating employee equal to 100% of the first 3% of the employee’s deferred salary, plus 50% of the employee’s deferred salary greater than 3% but not exceeding 5%.

Other than the 2009 Executive Retention Program and Severance Program detailed above, there are no specific contracts, agreements, plans or arrangements that provides for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control or a change in the named executive officer’s responsibilities following a change in control. Upon a change in control or termination by the Company without cause, any unvested portion of restricted stock grants, phantom stock grants, and options would vest immediately. There would be no value to any of the executive officers to the immediate vesting of the options as the exercise price of the option awards significantly exceeds the market value of our common stock as of the date of filing of this Form 10-K.

2008 DIRECTOR COMPENSATION TABLE

The following table sets forth certain information regarding amounts paid or accrued by us to or for the account of our Directors during the year ended December 31, 2008:

	Fees Earned or
	Paid in Cash		Stock Awards(2)		Total
Name(1)	($)		($)		($)

Glenn T. Austin, Jr.(3)	89,915		37,384		127,299
Robert T. David	70,790		38,190		108,980
H. Lee Durham	110,415		34,907		145,322
Richard S. Swanson(4)	69,290		37,384		106,674
David W. Whitehurst	108,402	(5)	43,281	(6)	151,683
Henry G. Williamson, Jr.(7)	69,665		24,249		93,914

(1)	William T. Ratliff, III, our Chairman of the Board, was not compensated as a director during his service as interim President and Chief Executive Officer from July 18, 2008 until October 22, 2008. In addition, because Mr. Ratliff continued to serve as an executive officer through December 31, 2008 following his relinquishment of the positions of President and CEO, he did not qualify for additional compensation as a director for the period from October 22, 2008 to December 31, 2008. Effective March 10, 2009, Mr. Ratliff relinquished his role as an executive officer and subsequently will be compensated only for his service as a director. Our Summary Compensation Table includes Mr. Ratliff’s compensation for his service as our Chairman of the Board and as one of our executive officers during 2008.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with FAS 123(R), disregarding the estimate of forfeitures related to service-based vesting conditions. During 2008, there were no actual forfeitures by any of our directors. Grants in the form of shares of restricted stock were valued at the market price of our common stock on the date of grant. See Note 11 of the Notes to Consolidated Financial Statements for the year ended December 31, 2008. The full grant date fair value of awards granted in November 2008 computed in accordance with FAS 123(R) for Messrs. David, Durham, and Whitehurst is $6,750. Mr. Ratliff was not awarded any stock in November 2008 as he was serving as an executive officer and employee and did not qualify for director compensation at the time of the grants. At December 31, 2008, the aggregate number of unvested shares of restricted stock for each director was as follows: for Messrs. Austin and Swanson, 241 shares, for Messrs. David and Whitehurst, 15,241 shares and for Mr. Durham, 15,189 shares. At December 31, 2008, the aggregate number of shares of common stock which could be acquired through the exercise of stock options was as follows: Mr. David, 6,880 shares and Mr. Whitehurst, 20,360 shares.

(3)	Mr. Austin did not stand for re-election at our 2008 annual meeting, and his term as a director thus ended on September 11, 2008.

(4)	Mr. Swanson resigned from the Board effective October 7, 2008.

(5)	Includes $9,237 paid for services as a director of Triad Guaranty Insurance Corporation Canada.

(6)	Includes $5,090 paid for services as a director of Triad Guaranty Insurance Corporation Canada.

(7)	Mr. Williamson did not stand for re-election at our 2008 annual meeting, and his term as a director thus ended on September 11, 2008.

Discussion Surrounding Directors Compensation

Messrs. Austin and Williamson decided not to stand for re-election to the Board in 2008. On October 7, 2008, Mr. Swanson resigned as a director based upon additional responsibilities and time requirements required with his position with the Federal Home Loan Bank of Des Moines. In January 2009, Deane W. Hall was elected a director, bringing the total number of directors to five as of the date of filing of this annual report on Form 10-K.

Due to the unprecedented changes taking place in the financial markets as well as in our own Company during 2008, the date of our annual stockholders meeting was changed from its normal May timeframe to September. This delay increased the period that directors served since the last election from the normal twelve month period to sixteen months. In an effort to compensate the directors for this additional period of service, the Compensation Committee and Board determined to pay an additional four months of the annual retainer plus amounts for two additional committees established during 2008 in response to the many changes that were taking place in the Company. Due to the significant drop in stock price during the year, the annual retainer utilized in the additional four month compensation was structured on an all cash basis rather than the historical 31% cash and 69% restricted stock component. This amount was paid to all non-employee directors who served through the September 2008 stockholders meeting and is reflected in the amounts disclosed in the table above.

In October 2008, the Compensation Committee and the Board changed the structure of its non-employee director compensation program in order to reflect both the decline in value of the trading price of the Company’s common stock and the change in the size of the Board and its committees. General terms of the revised director compensation program for non-employee directors, which was effective during the fourth quarter of 2008 and is expected to remain in place during 2009, are as follows: Each non-employee director is entitled to receive an $85,000 annual cash retainer that is payable in equal quarterly installments. Each non-employee director shall also receive an annual grant of 15,000 shares of restricted stock pursuant to the Company’s 2006 Long-Term Stock Incentive Plan and the related restricted stock agreement. The restricted stock vests 100% on the first anniversary of the grant date. Additionally, those directors that are chosen to serve as committee chairs are entitled to receive cash compensation paid in equal quarterly installments of $15,000 for the Audit Committee, $12,500 for the Compensation Committee and $7,500 for the Corporate Governance and Nominating Committee. In addition, a single director will be designated as the Lead Independent Director for which he will receive cash compensation of $7,500 paid in equal quarterly installments. For 2009, the Lead Independent Director is Mr. Durham.

The meeting fee structure was also revised to reflect the reduced number of committees and the increased time commitment expected of the directors, as detailed below.

•	In-person Board meetings: After attending five in-person Board meetings in any given year, each non-employee director is entitled to receive $5,000 for each additional in-person Board meeting attended for the remainder of that year.

•	Telephonic Board meetings: After attending eight telephonic Board meetings in any given year, each non-employee director is entitled to receive for the remainder of that year: (i) $1,250 for each telephonic meeting attended that is less than or equal to one hour, and (ii) $2,500 for each telephonic meeting attended that exceeds one hour.

•	Telephonic Audit Committee meetings: Each non-employee member of the Audit Committee is entitled to receive per year: (i) $1,250 for each telephonic meeting attended that is less than or equal to one hour, and (ii) $2,500 for each telephonic meeting attended that exceeds one hour.

•	Telephonic Committee meetings other than Audit Committee: Each non-employee member of other committees is entitled to receive per year: (i) $750 for each telephonic meeting attended that is less than or equal to one hour, and (ii) $1,500 for each telephonic meeting attended that exceeds one hour.

At the time of the adoption of the revised directors compensation program in October 2008, the Chairman of the Board’s compensation was intentionally not addressed because he was serving as an executive officer of the Company, even though he no longer served as our President and CEO. During the time that our Chairman served as an executive officer and employee of the Company, he received no additional Board compensation.

On March 10, 2009, the Compensation Committee determined that our Chairman of the Board had completed his designated tasks associated with the transition of Mr. Jones as President and CEO and the management of certain projects for the Company. Accordingly, effective March 10, 2009, Mr. Ratliff ceased being an employee and Executive Officer at the Company and his annual cash compensation was reduced from $400,000 to $225,000, effective immediately. In connection with this determination, the Compensation Committee revised our director compensation program as set forth below with respect to the Company’s Chairman of the Board:

•	Retainer: The Chairman of the Board is entitled to receive a $225,000 annual cash retainer that is payable in equal quarterly installments. The Chairman shall also receive an annual grant of 25,000 shares of restricted stock pursuant to the Plan and the related restricted stock agreement. The restricted stock vests 100% on the first anniversary of the grant date.

•	Meetings: The Chairman will not be compensated for attending Board meetings, Committee meetings or telephonic meetings.

Prior to the adoption of our revised director compensation program in October 2008, for 2008 our non-employee directors were each entitled to receive an annual retainer of $95,000, $30,000 of which would be paid in cash in four quarterly installments and $65,000 of which would be paid in restricted stock following the annual meeting of stockholders. Our non-executive Chairman of the Board was entitled to receive an annual retainer of $225,000, $112,500 of which would be paid in cash in four quarterly installments and $112,500 of which would be paid in restricted stock following the annual meeting of stockholders. In its discretion and based upon an evaluation conducted by the Corporate Governance and Nominating Committee, the Compensation Committee also could recommend a discretionary payment for services above and beyond those traditionally performed by a non-executive Chairman of the Board. Since 2007, grants of restricted stock to our non-employee directors vest 100% on the first anniversary of the grant date, a practice that was continued when the Board revised our director compensation program in October 2008.

Prior to October 2008, our Audit Committee members were entitled to receive $2,500 per meeting, up to an annual maximum of $20,000. Other committee members were entitled to receive $1,500 per meeting, up to an annual maximum of $6,000. In its discretion, the Compensation Committee had the authority to award fees in excess of these amounts based upon additional services that are required by the applicable committee. Prior to October 2008, the Audit Committee chairperson was entitled to receive a retainer of $15,000 per year, while all other chairpersons of committees were entitled to receive a retainer of $7,500 per year. The Board’s lead independent director was entitled to receive an annual retainer of $7,500 per year.

As noted above, our October 2008 revised director compensation program significantly changes the mix of cash and stock that constitutes our non-employee directors’ annual retainer. Under the new program, the split is approximately 92% cash and 8% common stock, while under the old program the split was approximately 31% cash and 69% common stock. Our Board also increased the fees paid to the chairs of each committee and established an entirely new fee structure for in-person and telephonic meeting attendance under the October 2008 revised director compensation program.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS

The following table contains information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2008:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of	Weighted	Number of Securities
	Securities to be	Average Exercise	Remaining Available for
	Issued upon	Price of	Future Issuance Under
	Exercise of	Outstanding	Equity Compensation
	Outstanding	Options,	Plans (Excluding
	Options, Warrants	Warrants and	Securities Reflected in
Plan Category	and Rights	Rights	Column (a))

Equity compensation plans approved by security holders(1)	330,721	$43.35	611,512	(2)
Equity compensation plans not approved by security holders(3)	61,190	$37.95	—	(4)
Total	391,911	$38.80	611,512

(1)	This information relates to our 2006 Long-Term Stock Incentive Plan, which was approved by our stockholders in May 2006.

(2)	In addition to being available for future issuance upon exercise of stock options, shares that remain available for future grant may be issued pursuant to restricted stock awards under our 2006 Long-Term Stock Incentive Plan.

(3)	This information relates to our 1993 Long-Term Stock Incentive Plan.

(4)	All shares that were available for issuance under our 1993 Long-Term Stock Incentive Plan at the time the 2006 Long-Term Incentive Plan was adopted were carried forward to the 2006 plan and became available for issuance under that plan. See Note 12 to the Company’s Consolidated Financial Statements.

PRINCIPAL HOLDERS OF COMMON STOCK

The following table shows, with respect to each person who is known to be the beneficial owner of more than 5% of our common stock: (i) the total number of shares of common stock beneficially owned as March 3 ,2009; and (ii) the percentage of the common stock so owned as of that date:

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Beneficial Ownership(1)	Common Stock

Collateral Holdings, Ltd. and affiliates(2)(3)	2,572,550	16.9%
FMR LLC and affiliates (4)	1,438,451	9.5%
Third Avenue Management LLC(5)	1,300,000	8.5%

The following table shows, with respect to each of our directors and the executive officers named in the Summary Compensation Table and all directors and executive officers as a group, sixteen (16) in number: (i) the total number of shares of common stock beneficially owned as of March 3, 2009; and (ii) the percentage of the common stock so owned as of that date. Unless otherwise indicated, the address for each of our directors and executive officers is c/o Triad Guaranty Inc., 101 South Stratford Road, Winston-Salem, North Carolina 27104:

	Amount and Nature of		Percent of
Name of Beneficial Owner	Beneficial Ownership(1)		Common Stock

Glenn T. Austin, Jr.	4,336		*
Robert T. David	39,556	(7)	*
H. Lee Durham, Jr.	17,419		*
Steven J. Haferman	19,799		*
Kenneth W. Jones	28,918	(7)	*
Gregory J. McKenzie	38,300		*
William T. Ratliff, III(6)	3,237,547	(7)(8)	21.3%
Richard S. Swanson	4,476		*
Mark K. Tonnes en	244,654	(7)	1.6%
Bruce Van Fleet	27,000		*
Earl F. Wall	108,221		*
David W. Whitehurst	55,177	(7)	*
Henry G. Williamson, Jr.	1,474		*
All directors and executive officers as a group (16 persons)	3,882,584	(7)	25.5%

*	Less than one percent (1%).

(1)	Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. In accordance with Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within sixty (60) days of March 3, 2009 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)	Collat, Inc. is the general partner of Collateral Holdings, Ltd. and as such may be deemed to be the beneficial owner of the shares of common stock owned by Collateral Holdings, Ltd. Mr. William T. Ratliff, III is the president and a director of Collat, Inc. and beneficially owns 50.2% of the outstanding voting capital stock of Collat, Inc. Accordingly, Mr. Ratliff, III may be deemed to be the beneficial owner of the shares of common stock owned by Collateral Holdings, Ltd. The business address of Mr. Ratliff, III, Collateral Holdings, Ltd. and Collat, Inc. is 1900 Crestwood Boulevard, Birmingham, Alabama 35210. Mr. Ratliff, III. is the son of Mr. William T. Ratliff, Jr.

(3)	Number of shares reported on Schedule 13G jointly filed by Collateral Holdings, Ltd., Collat, Inc., Mr. Ratliff, Jr. and Mr. Ratliff, III with the Securities and Exchange Commission on February 13, 2009, reporting shared power of Collateral Holdings, Ltd. to vote or direct the vote of and dispose or direct the disposition of 2,572,550 shares; shared power of Collat, Inc. to vote or direct the vote of and dispose or direct the disposition of 2,572,550 shares; sole power of Mr. Ratliff, Jr. to vote or direct the vote of and dispose or direct the disposition of 571,037 shares and shared power of Mr. Ratliff, Jr. to vote or direct the vote of and dispose or direct the disposition of 2,572,550 shares; and sole power of Mr. Ratliff, III to vote or direct the vote of and dispose or direct the disposition of 282,457 shares and shared power of Mr. Ratliff, III to vote or direct the vote of and dispose or direct the disposition of 2,819,068 shares. The aggregate amount of shares beneficially owned by Mr. Ratliff, III includes 2,572,550 shares held of record by Collateral Holdings, Ltd., 2,617 shares of record held by his wife, 7,077 shares held of record in trusts for his minor children, 61,285 shares which he could acquire through the exercise of stock options, 74,555 shares through RaS I, Ltd, a family limited partnership and 246,518 shares as one of five trustees for a Grandchildren’s Trust.

(4)	Number of shares reported on Schedule 13G/A filed jointly by FMR LLC and Edward C. Johnson 3d with the Securities and Exchange Commission on February 14, 2009. According to the Schedule 13G/A filed by FMR LLC, Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of the common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 (the “funds”). One of the funds, Fidelity Low Priced Stock Fund, owns all of the shares reported by FMR LLC on its Schedule 13G/A. Edward C. Johnson 3d, Chairman of FMR LLC, and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the reported common stock. However, neither FMR LLC nor Mr. Johnson has the sole power to vote or direct the voting of the common stock owned directly by the funds. Such voting rights reside with the board of trustees of each fund. The business address of FMR LLC, Mr. Johnson, Fidelity Management & Research Company and the funds is 82 Devonshire Street, Boston, Massachusetts 02109.

(5)	Number of shares reported on Schedule 13G filed by Third Avenue Management LLC (“TAM”) with the Securities and Exchange Commission on February 13, 2009. TAM has sole voting and dispositive power with respect to these shares. According to its Schedule 13G, Third Avenue Real Estate Opportunities Fund, L.P., a private fund for which TAM acts as investment advisor, has the right to receive dividends from, and the proceeds from the sale of, the common stock reported by TAM. The business address of Third Avenue Management LLC is 622 Third Avenue, 32nd Floor, New York, NY 10017.

(6)	Mr. Ratliff, III is president and a director of Collat, Inc., the general partner of Collateral Holdings, Ltd., and beneficially owns 50.2% of the outstanding voting capital stock of Collat, Inc. Accordingly, Mr. Ratliff, III may be deemed to be the beneficial owner of the shares of common stock owned by Collateral Holdings, Ltd. The business address of Mr. Ratliff, III is 1900 Crestwood Boulevard, Birmingham, Alabama 35210-2034. Mr. Ratliff, III is the son of Mr. Ratliff, Jr. No other director or executive officer of the Company beneficially owns any partnership interests in Collateral Holdings, Ltd.

(7)	Includes shares of common stock which could be acquired through the exercise of stock options as follows: Mr. David, 4,080 shares; Mr. Jones, 1,800 shares; Mr. Ratliff, III, 46,460 shares; Mr. Tonnesen, 143,225 shares; Mr. Whitehurst, 20,360 shares; all directors and executive officers as a group, 233,879 shares.

(8)	Includes 2,617 shares owned by Mr. Ratliff, III’s wife; 12,390 shares held of record in trusts for his minor children; 74,555 shares held through RaS I, Ltd., a family limited partnership; and 246,518 shares held by Mr. Ratliff, III as one of five trustees for the Grandchildren’s Trust U/A, December 4, 1990.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than with respect to the conflicts of interest policies contained in our Code of Ethics and Code of Conduct, which require that all of our directors, officers and employees disclose their personal or business interests in any transaction in which we may engage and recuse themselves from any discussion or decision affecting their personal or business interests, we do not maintain a formal written related person transaction policy. In addition to communicating with us as required by our Code of Ethics and Code of Conduct, however, each of our executive officers and directors or their immediate family members (each, a “related person”), completes an annual questionnaire that elicits information about ongoing and potential transactions, arrangements or relationships, other than certain specified employment and compensatory matters (each, a “transaction”), in which we and any related person are participants (a “related person transaction”) in order to determine whether (i) such related persons have or may have a direct or indirect material interest in the transaction, (ii) the amount involved exceeds $120,000 (which for 2007 and 2008 was less than 1% of the average of the Company’s total assets at year end for the last two completed fiscal years), and (iii) any such transaction is or would be in the best interest of us and our stockholders. The appropriate committee of the Board, depending on the nature of the transaction, reviews and approves or ratifies all related person transactions, which are publicly disclosed if and as required by SEC rules. There were no related person transactions during 2008 and 2007 that were required to be disclosed pursuant to our policies or SEC rules. The appropriate committee of the Board is required to consider all available relevant facts and circumstances in its review of an ongoing or potential related person transaction, including the benefits to us, the impact on a director’s independence in the event the related person is a director (or a family member or entity affiliated with a director), the availability of other sources for comparable products or services, the proposed terms and the terms available to or from parties that are not related persons. Any director who is a related person with respect to a transaction under review may not participate in the deliberations or vote with respect to approval or ratification of the related person transaction. The Company paid companies affiliated with our Chairman for expenses incurred on behalf of Triad. The total expense incurred for such items was $34,500 and $69,300 in 2008 and 2007, respectively.

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

The business and affairs of the Company are managed under the direction of the Board of Directors. The Board of Directors has determined that each of Messrs. David, Durham, Hall and Whitehurst is an “independent director,” as that term is defined under the applicable listing standards of The NASDAQ Stock Market LLC.

The Board performed a review to determine the independence of its members and made a subjective determination as to each of these independent directors that no transactions, relationships or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of Triad Guaranty Inc. In making these determinations, the Board reviewed the information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and its management.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees, including expenses reimbursed, billed by Ernst & Young LLP (“E&Y”) for professional services rendered for the audit of our consolidated financial statements, the reviews of our quarterly financial statements and the audits of our individual operating subsidiaries, including our Canadian subsidiary in 2007, that are required for regulatory purposes were $558,000 for calendar year 2008 and $709,177 for calendar year 2007. Aggregate fees in 2007 included fees for services rendered for an integrated audit and for an audit of internal control over financial reporting.

Audit-Related Fees

The aggregate fees, including expenses reimbursed, billed by E&Y for services related to the audit and review of our financial statements were $22,000 for calendar year 2008 and $50,545 in calendar year 2007. These services included an actuarial certification for our Vermont captive reinsurance subsidiary and an audit of our 401(k) plan for each of 2008 and 2007.

Tax Fees

We did not engage E&Y for tax services in calendar years 2008 and 2007.

All Other Fees

The aggregate fees, including expenses reimbursed, billed by E&Y for services rendered to us, other than the services described above, were $1,950 in calendar year 2008 and $1,500 in calendar year 2007. These fees were for a subscription to E&Y’s online accounting and reporting database.

The Audit Committee pre-approves all auditing services and permitted non-audit services, including the fees and terms thereof, to be performed for us by its independent auditor, subject to the de minimus exceptions for non-audit services as provided for in the Sarbanes-Oxley Act and the rules and regulations of the Securities and Exchange Commission. The Audit Committee may form and delegate authority to subcommittees, consisting of one or more members, to grant pre-approvals of permitted non-audit services, provided that decisions of such subcommittees to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting. In calendar year 2008, all non-audit services were approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) and (2) Financial Statements and Financial Statement Schedules — The response to this portion of Item 15 is submitted as a separate section of this report and is incorporated herein by reference.

(a) (3) Listing of Exhibits — The response to this portion of Item 15 is submitted as the “Exhibit Index” of this report and is incorporated herein by reference.

(b) Exhibits — Please see Exhibit Index.

(c) Financial Statement Schedules — The response to this portion of Item 15 is submitted as a separate section of this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Triad Guaranty Inc.

By:	/s/ Kenneth W. Jones
Kenneth W. Jones
President and Chief Executive Officer

March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of March, 2009, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ William T. Ratliff, III William T. Ratliff, III	Chairman of the Board

/s/ Kenneth W. Jones Kenneth W. Jones	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Kenneth S. Dwyer Kenneth S. Dwyer	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Robert T. David Robert T. David	Director

/s/ H. Lee Durham, Jr. H. Lee Durham, Jr.	Director

/s/ Deane W. Hall Deane W. Hall	Director

/s/ David W. Whitehurst David W. Whitehurst	Director

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) and (2), (3), (b), and (c)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

INDEX TO EXHIBITS

CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2008

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Triad Guaranty Inc.

We have audited the accompanying consolidated balance sheets of Triad Guaranty Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Guaranty Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Triad Guaranty Inc. will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company is operating the business in run-off under a Corrective Order with the Illinois Division of Insurance and has reported a net loss for the year ended December 31, 2008 and has a Stockholders’ deficiency in assets at December 31, 2008. These conditions raise substantial doubt about Triad Guaranty Inc.’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2008 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 13, 2009

TRIAD GUARANTY INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands, except per share data)

ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $844,964 and $710,924)	$854,186	$725,631
Equity securities (cost: $566 and $2,520)	583	2,162
Short-term investments	40,653	56,746

Total invested assets	895,422	784,539
Cash and cash equivalents	39,940	124,811
Real estate acquired in claim settlement	713	10,860
Accrued investment income	10,515	10,246
Deferred policy acquisition costs	—	36,243
Prepaid federal income taxes	15	116,008
Property and equipment, at cost less accumulated depreciation (2008 — $25,294; 2007 — $23,458)	7,747	11,421
Reinsurance recoverable, net	150,848	5,815
Other assets	25,334	32,910

Total assets	$1,130,534	$1,132,853

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities:
Losses and loss adjustment expenses	$1,187,840	$359,939
Unearned premiums	15,863	17,793
Amounts payable to reinsurers	719	6,525
Deferred income taxes	—	123,297
Revolving line of credit	—	80,000
Long-term debt	34,529	34,519
Accrued interest on debt	1,275	1,355
Accrued expenses and other liabilities	26,974	10,574

Total liabilities	1,267,200	634,002
Commitments and contingencies — Notes 6 and 16
Stockholders’ (deficit) equity:
Preferred stock, par value $0.01 per share — authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — authorized 32,000,000 shares; issued and outstanding 15,161,259 shares at December 31, 2008 and 14,920,243 shares at December 31, 2007	151	149
Additional paid-in capital	112,629	109,679
Accumulated other comprehensive income, net of income tax liability of $3,265 and $6,475 at December 31, 2008 and 2007, respectively	6,063	13,405
Retained earnings (accumulated deficit)	(255,509)	375,618

Total stockholders’ (deficit) equity	(136,666)	498,851

Total liabilities and stockholders’ (deficit) equity	$1,130,534	$1,132,853

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2008	2007
	(Dollars in thousands, except per share data)

Revenue:
Premiums written:
Direct	$316,310	$339,007
Ceded	(60,777)	(55,784)

Net premiums written	255,533	283,223
Change in unearned premiums	1,890	(4,323)

Earned premiums	257,423	278,900
Net investment income	39,580	32,936
Net realized investment losses	(26,559)	(3,049)
Other income	8	8

	270,452	308,795
Losses and expenses:
Net losses and loss adjustment expenses	923,301	372,939
Interest expense on debt	3,557	4,375
Policy acquisition costs	39,416	18,497
Other operating expenses (net of acquisition costs deferred)	58,709	43,628

	1,024,983	439,439

Loss before income tax benefit	(754,531)	(130,644)
Income tax benefit:
Current	(2,012)	(5)
Deferred	(121,392)	(53,181)

	(123,404)	(53,186)

Net loss	$(631,127)	$(77,458)

Loss per common and common equivalent share:
Basic	$(42.27)	$(5.22)

Diluted	$(42.27)	$(5.22)

Shares used in computing loss per common and common equivalent share:
Basic	14,929,692	14,829,205

Diluted	14,929,692	14,829,205

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

			Accumulated	Retained
		Additional	Other	Earnings
	Common	Paid-In	Comprehensive	(Accumulated
	Stock	Capital	Income	Deficit)	Total
	(Dollars in thousands)

Balance at January 1, 2007	$149	$104,981	$12,018	$453,076	$570,224
Net loss	—	—	—	(77,458)	(77,458)
Other comprehensive income-net of tax
Change in unrealized (losses) on investments	—	—	(2,691)	—	(2,691)
Foreign currency translation adjustment	—	—	4,078	—	4,078

Other comprehensive income					1,387

Comprehensive loss					(76,071)
Share-based compensation	—	3,918	—	—	3,918
Tax effect of exercise of non-qualified stock options and vesting of restricted stock	—	164	—	—	164
Issuance of common stock under stock incentive plan	—	616	—	—	616

Balance at December 31, 2007	149	109,679	13,405	375,618	498,851
Net loss	—	—	—	(631,127)	(631,127)
Other comprehensive income-net of tax
Change in unrealized (losses) on investments	—	—	(3,264)	—	(3,264)
Foreign currency translation adjustment	—	—	(4,078)	—	(4,078)

Other comprehensive loss					(7,342)

Comprehensive loss					(638,469)
Share-based compensation	—	4,257	—	—	4,257
Tax effect of exercise of non-qualified stock options and vesting of restricted stock	—	(1,305)	—	—	(1,305)
Net issuance of restricted stock under stock incentive plan	2	(2)	—	—	—

Balance at December 31, 2008	$151	$112,629	$6,063	$(255,509)	$(136,666)

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Operating activities
Net loss	$(631,127)	$(77,458)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	825,971	280,187
Accrued expenses and other liabilities	16,395	889
Income taxes recoverable	(1,234)	—
Reinsurance, net	(150,839)	(4,360)
Accrued investment income	(286)	(2,192)
Policy acquisition costs deferred	(3,173)	(19,597)
Policy acquisition costs	39,416	18,497
Net realized investment losses	26,559	3,049
Provision for depreciation	4,951	2,309
Accretion of discount on investments	2,737	680
Deferred income taxes	(121,392)	(53,181)
Prepaid federal income taxes	115,993	50,900
Real estate acquired in claim settlement, net of write-downs	10,147	(690)
Accrued interest on debt	(80)	80
Other assets	8,878	(11,992)
Other operating activities	4,222	3,955

Net cash provided by operating activities	147,138	191,076
Investing activities
Securities available-for-sale:
Purchases — fixed maturities	(839,372)	(298,992)
Sales — fixed maturities	633,928	155,295
Maturities — fixed maturities	40,473	1,715
Purchases — equities	—	(55)
Sales — equities	287	8,338
Net change in short-term investments	14,074	(51,445)
Purchases of property and equipment	(1,296)	(6,052)

Net cash used in investing activities	(151,906)	(191,196)
Financing activities
Funding (repayment) of revolving credit facility	(80,000)	80,000
Excess tax benefits from share-based compensation	15	175
Proceeds from exercise of stock options	—	616

Net cash (used in) provided by financing activities	(79,985)	80,791
Foreign currency translation adjustment on cash and cash equivalents	(118)	5,531

Net change in cash and cash equivalents	(84,871)	86,202
Cash and cash equivalents at beginning of year	124,811	38,609

Cash and cash equivalents at end of year	$39,940	$124,811

Supplemental schedule of cash flow information
Cash (received) paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$(122,111)	$(45,614)
Interest	$3,631	$4,286

See accompanying notes.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

1.	Accounting Policies

Nature of Business

Triad Guaranty Inc. is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“Triad”), historically has provided mortgage insurance coverage in the United States. Mortgage insurance allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market and protects lenders from credit default-related expenses. Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating the business in run-off under a Corrective Order with the Illinois Department of Financial and Professional Regulation, Division of Insurance (the “Division”). The term “run-off”, as used in these financial statements, refers to Triad no longer writing new mortgage insurance policies but continuing to service the existing policies. Servicing existing policies includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate the Company’s loss; and settling all legitimate filed claims per the Company’s contractual obligations. The Corrective Order, among other items, allows management to continue to operate Triad under close supervision and includes restrictions on the distribution of dividends or interest on notes payable to its parent by Triad. Triad Guaranty Inc. and its subsidiaries are collectively referred to as the “Company”.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (GAAP), which vary in some respects from statutory accounting practices which are prescribed or permitted by the various state insurance departments in the United States.

Consolidation

The consolidated financial statements include the amounts of Triad Guaranty Inc. and its wholly owned subsidiary, Triad, including Triad’s wholly-owned subsidiaries, Triad Guaranty Assurance Corporation (“TGAC”) and Triad Re Insurance Corporation (“Triad Re”). Triad Guaranty Insurance Corporation Canada was a wholly-owned subsidiary of Triad Guaranty Inc. at December 31, 2007, that was incorporated in 2007 and liquidated during the fourth quarter of 2008. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investments

All fixed maturity and equity securities are classified as “available-for-sale” and are carried at fair value. Unrealized gains and losses on available-for-sale securities, net of tax, are reported as a separate component of accumulated other comprehensive income. Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Realized investment gains or losses are determined on a specific identification basis. At December 31, 2008, the Company recognized an impairment loss on all securities that were in an unrealized loss position.. This decision was made as a result of the significant doubt regarding our ability to continue as a going concern, thus affecting our ability to hold such securities until recovery. Previously, the Company evaluated its investments regularly to determine whether there were declines in values that were other-than-temporary. When the

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company determined that a security had experienced an other-than-temporary impairment, the impairment loss was recognized in the period as a realized investment loss.

Short-term investments are defined as short-term, highly liquid investments, both readily convertible to known amounts of cash and having maturities of twelve months or less upon acquisition by the Company and are not used to fund operational cash flows of the Company.

Fair Value Measurements

The Company utilizes the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS 157”) in its estimation and disclosures about fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or a liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Cash and Cash Equivalents

The Company considers cash equivalents to be short-term, highly liquid investments with original maturities of three months or less that are used to fund operational cash flow needs.

Real Estate Acquired in Claim Settlement

Real estate is sometimes acquired in the settlement of claims as part of the Company’s effort to mitigate losses. The real estate is carried at the lower of cost or fair value at the balance sheet date. Gains or losses from the holding or disposition of real estate acquired in claim settlement are recorded in net losses and LAE. At December 31, 2008 and 2007, the Company held 5 and 57 properties, respectively, that it acquired in settlement of claims.

Premium Deficiency Reserve and Deferred Policy Acquisition Costs

Prior to the transition into run-off, the costs of acquiring new business, principally sales compensation and certain policy underwriting and issue costs, that are primarily related to the production of new business, were capitalized as deferred policy acquisition costs. Amortization of such policy acquisition costs was charged to expense in proportion to premiums recognized over the estimated policy life.

The Company historically prepared an analysis to determine if the deferred policy acquisition costs on our balance sheet were recoverable against the future profits of the existing book of business. In the first quarter of 2008, the Company determined that a premium deficiency existed in its book of business, and thus the entire unamortized

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance of deferred policy acquisition costs of $39.4 million was written off as non-recoverable. Subsequently, there has been no capitalization of acquisition costs because the Company has been in run-off since July 15, 2008.

Property and Equipment

Property and equipment is recorded at cost and is depreciated principally on a straight-line basis over the estimated useful lives, generally three to five years, of the depreciable assets. Property and equipment primarily consists of computer hardware, software, furniture, and equipment. In connection with the transition to run-off, certain hardware and software costs related to sales, underwriting, and other non-continuing functions were written off in 2008.

Loss and Loss Adjustment Expense Reserves

Reserves are provided for the estimated costs of settling claims on loans reported in default and loans in default that are in the process of being reported to the Company. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. Amounts for salvage recoverable, albeit very small, are considered in the determination of the reserve estimates. Loss reserves are established by management using a process that incorporates various components in a model that gives effect to current economic conditions and segments defaults by a variety of criteria. The criteria include, among others, policy year, lender, geography and the number of months the policy has been in default, as well as whether the defaulted loan was underwritten through our flow distribution channel or as part of a structured bulk transaction. The Company incorporated in the calculation of loss reserves the probability that a policy may be rescinded for underwriting violations.

Frequency and severity are the two most significant assumptions in the establishment of the Company’s loss reserves. Frequency is used to estimate the ultimate number of paid claims associated with the current defaulted loans. The frequency estimate assumes that long-term historical experience, taking into consideration criteria such as those described in the preceding paragraph, and adjusted for current economic conditions that the Company believes will significantly impact the long-term loss development, provides a reasonable basis for forecasting the number of claims that will be paid. An important determinant of the frequency factor is the Company’s estimate of the number and amount of reported defaults that we anticipate will be rescinded due to fraud or misrepresentation at the loan origination. Severity is the estimate of the dollar amount per claim that will be paid. The severity factors are estimates of the percent of the risk in force that will be paid. The severity factors used are based on an analysis of the severity rates of recently paid claims, applied to the risk in force of the loans currently in default. The frequency and severity factors are updated quarterly.

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

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves. Generally, the amounts so deducted must be included in taxable income in the tenth subsequent year. This deduction is allowed only to the extent that non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction. The Company accounts for these purchases as a prepayment of federal income taxes. As a result of operating losses in 2007 and 2008, the previously established contingency reserve has been completely released earlier than the originally scheduled ten years. Accordingly, the previously purchased Tax and Loss Bonds associated with the contingency reserve release were redeemed early.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), clarifies the accounting and disclosure for uncertainty in tax positions. Currently, the Company’s 2007, 2006 and 2005 federal returns are under examination and all years prior to 2004 are closed. In connection with the current examination, the IRS has assessed an additional $5.5 million of Alternative Minimum Tax (“AMT”). This amount has been recorded as a current tax accrual for 2008. Due to the significant tax loss generated in 2008, the Company will be able to utilize AMT carry back to tax years 2007 and 2006 to recover 90% of the original AMT due for those tax years and record a current tax recoverable of $3.0 million. The remaining balance will be credit carryforward.

The Company incurred a significant amount of tax losses in 2008 and has had recurring losses for at least one year earlier. After a minimum carry back to the 2006 tax year, the Company had a net operating loss carry forward at December 31, 2008 of $106.8 million. Due to the uncertainty surrounding the ability of the Company to generate taxable income in the future to offset the current tax loss carry forward, the Company established a full valuation allowance.

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

Cancellation of a policy generally results in the unearned portion of the premium paid being refunded to the policyholder. However, many of the annual paying policies are paid by the lender and are non-refundable. The cancellation of one of these policies would impact earned premium through the release of the unearned premium reserve at the time of the cancellation. The amounts earned through the cancellation of annual paying policies are not significant to earned premium. Through the claim and default investigation process, the Company has rescinded coverage on an increasing number of insurance polices due to fraud or misrepresentation by the borrower or program violations by the lender at origination. Historically, in the rare circumstances when a policy was rescinded,

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the entire premium paid to date was refunded to the policyholder and a charge to premium income was made in the period when the rescission was made. In recognition of the increasing amount of rescissions, the Company records an accrual to recognize the anticipated premium refunds due to future rescissions embedded in the existing default portfolio.

Significant Customers

Since the Company has been in run-off since July 15, 2008, the Company is not issuing commitments for any new insurance and therefore does not have customers in the traditional sense, only renewal premiums on existing policies. However, during 2007 when the Company was writing new business, three customers individually accounted for greater than 10% of total revenues. These three customers accounted for approximately 22%, 13% and 10%, respectively, of the Company’s total 2007 revenue.

Share-Based Compensation

The Company utilizes the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) in the accounting for “share-based” compensation to employees and non-employee directors. SFAS 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. See Note 12 for further information related to share-based compensation expense.

Foreign Currency Translation

Assets related to our Canadian subsidiary denominated in non-U.S. dollar currencies are translated into U.S. dollar equivalents using exchange rates at December 31. Revenues and expenses are translated at weighted-average exchange rates for the period in which they occurred. Gains and losses on currency re-measurement represent the revaluation of assets and liabilities denominated in non-functional currency to the functional currency, the U.S. dollar, and are recorded in net realized investment gains (losses).

(Loss)	Earnings Per Share (“EPS”)

Basic and diluted EPS are based on the weighted-average daily number of shares outstanding. For the year ended December 31, 2008 and 2007, the basic and diluted EPS denominators are the same weighted-average daily number of shares outstanding. In computing diluted EPS, only potential common shares that are dilutive — those that reduce EPS or increase loss per share — are included. Exercise of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other comprehensive (loss) income. For the Company, other comprehensive (loss) income is composed of unrealized gains or losses on available-for-sale securities, net of income tax, and the unrealized gains or losses on the change in foreign currency translation, net of

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income taxes. The components of comprehensive (loss) income are displayed in the following table, along with the related tax effects:

	2008	2007
	(Dollars in thousands)

Unrealized losses arising during the period, before taxes	$(31,580)	$(7,189)
Income tax benefit	11,053	2,516

Unrealized losses arising during the period, net of taxes	(20,527)	(4,673)
Less reclassification adjustment:
Loss realized in operations	(26,559)	(3,049)
Income tax benefit	9,296	1,067

Reclassification adjustment for losses realized in operations	(17,263)	(1,982)

Change in unrealized losses on investments	(3,264)	(2,691)

Foreign currency translation adjustment, before taxes	(5,531)	5,531
Income tax benefit (expense)	1,453	(1,453	)(1)

Foreign currency translation adjustment, after taxes	(4,078)	4,078

Other comprehensive (loss) income	$(7,342)	$1,387

(1)	Tax effect calculated from unrealized gain on subsidiary of $4,151.

Recent Accounting Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance in EITF Issue No. 99-20 (“EITF 99-20-1”), which eliminates the requirement in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”) for holders of beneficial interests to estimate cash flow using current information and events that a market participant would use in determining the current fair value and other-than-temporary impairment of the beneficial interest. FSP 99-20-1 removes the reference to a market participant and requires that an other-than-temporary impairment be recognized in earnings when it is probable that there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected, which is consistent with the impairment model used in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and must be applied prospectively at the balance sheet date of the reporting period for which the assessment of cash flows is made. We adopted the guidance in FSP 99-20-1 as of December 31, 2008. The adoption did not have a material impact on our consolidated financial condition or results of operations.

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

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active. During times when there is little market activity for a financial asset, the objective of fair value measurement remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (exit price) that is not a forced liquidation or distressed sale at the measurement date. Determining fair value of a financial asset during a period of market inactivity may require the use of significant judgment and evaluation of the facts and circumstances to determine if transactions for financial assets are forced liquidation or distressed sales. An entity’s own assumptions regarding future cash flows and risk-adjusted discount rates for financial assets are acceptable when relevant observable inputs are not available. In addition, FSP 157-3 provides an illustrative example of key considerations when determining fair value of a financial asset when the market for the asset is not active. FSP 157-3 was effective on October 10, 2008, including all prior periods for which financial statements have not been issued. Any changes in valuation techniques resulting from the adoption of FSP 157-3 will be accounted for as a change in accounting estimated in accordance with SFAS No. 154, Accounting Changes and Error Corrections. We adopted the guidance in FSP 157-3 in our financial statements for the reporting period ended September 30, 2008. The adoption did not have a material impact on our consolidated financial condition or results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which applies to recognized intangible assets accounted for under the guidance in SFAS 142. When developing renewal or extension assumptions in determining the useful life of recognized intangible assets, FSP 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements. Absent the historical experience, an entity should use the assumptions a market participant would make when renewing and extending the intangible asset consistent with the highest and best use of the asset by market participants. In addition, FSP 142-3 requires financial statement disclosure regarding the extent to which expected future cash flows associated with the asset are affected by an entity’s intent and/or ability to renew or extend an arrangement. FSP 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, with early adoption prohibited. FSP 142-3 should be applied prospectively to determine the useful life of a recognized intangible asset acquired after the effective date. In addition, FSP 142-3 requires prospective application of the disclosure requirements to all intangible assets recognized as of, and subsequent to, the effective date. The Company adopted FSP 142-3 on January 1, 2009, and does not expect the adoption will have a material impact on its consolidated financial condition and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS 160”), which aims to improve the relevance, comparability and transparency of the financial information that a reporting entity provides

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in its consolidated financial statements by establishing accounting and reporting standards surrounding noncontrolling interests, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in subsidiaries held by parties other than the parent shall be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the Consolidated Statements of Income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently as equity transactions. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary, sells some of its ownership interests in its subsidiary, the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS 160 effective January 1, 2009, and does not expect the adoption will have a material impact on its consolidated financial condition and results of operations.

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

2.	Going Concern

The Company has prepared its financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, there is substantial doubt as to the Company’s ability to continue as a going concern. This uncertainty is based on the ability of Triad to comply with the run-off provisions of the Corrective Order, the Company’s recurring losses from operations and a deficit in assets at December 31, 2008. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

The Company incurred significant operating losses in 2007 and in 2008 and has a deficit in assets at December 31, 2008 of $136.7 million. The losses are the result of increased defaults and foreclosures arising from steeply declining home prices as the full impact of the recession is now being felt on the mortgages that we insure. Additionally, Triad, the main operating insurance subsidiary, is operating under a Corrective Order with the Division, pursuant to which it can no longer issue commitments for new insurance and has placed its existing insurance business in run-off. Terms of the Corrective Order required Triad to submit a corrective plan which included a five-year projection of operations and financial condition that indicated a solvent run-off. Subsequent to the approval of the corrective plan, economic conditions deteriorated as house prices continued their decline, unemployment rates increased, the mortgage markets deteriorated and the government formally concluded that the United States is in a deep recession. TGAC is also operating under a similar Corrective Order.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since the approval of our initial corrective plan, we have revised the assumptions we initially utilized as a result of continued deteriorating economic conditions impacting our financial condition, results of operations and future prospects. Our new assumptions produce a range of potential ultimate outcomes for our run-off and project that absent additional action by the Division or favorable changes in our business, we will report a deficiency in policyholders’ surplus as calculated under SAP as early as March 31, 2009 and continuing through 2011. Triad follows certain statutory accounting practices that differ from U.S. GAAP related to reserves and reinsurance recoveries and without which there would have been a deficit for statutory reporting purposes as of December 31, 2008. Management is currently working with the Division to structure a revised corrective plan in a manner that is expected to provide for a solvent run-off. If the revised corrective plan is unsuccessful, the Division may be forced to place Triad into receivership which would effectively compel the parent, Triad Guaranty Inc. to declare bankruptcy. The ability to successfully develop, gain approval of and implement the revised corrective plan by management is unknown at this time.

3.	Investments

The cost or amortized cost, gross unrealized gains and losses, and the fair value of investments at December 31, 2008 and 2007 are as follows:

	December 31, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

Available-for-sale securities:
Fixed maturity securities:
U.S. government	$19,665	$503	$—	$20,168
State and municipal	156,675	2,719	—	159,394
Corporate	545,230	2,715	—	547,945
Mortgage backed	123,394	3,285	—	126,679

Total fixed maturity securities	844,964	9,222	—	854,186
Equity securities	566	17	—	583
Short-term investments	40,565	88	—	40,653

	$886,095	$9,327	$—	$895,422

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

Available-for-sale securities:
Fixed maturity securities:
U.S. government	$11,644	$144	$(25)	$11,763
State and municipal	659,178	15,552	(1,467)	673,263
Corporate	40,102	672	(169)	40,605

Total fixed maturity securities	710,924	16,368	(1,661)	725,631
Equity securities	2,520	—	(358)	2,162
Short-term investments	56,746	—	—	56,746

	$770,190	$16,368	$(2,019)	$784,539

At December 31, 2008, the Company had no securities with gross unrealized losses and 82 securities with gross unrealized losses at December 31, 2007. The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007:

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

Given our recurring losses from operations and the significant doubt regarding our ability to continue as a going concern, we may no longer have the ability to hold impaired assets for a sufficient time to recover their value. As a result, the Company recognized an impairment loss on all securities that were in an unrealized loss position at December 31, 2008. Previously, the Company reviewed its investments quarterly to identify and evaluate whether any investments had indications of possible impairment and whether any impairments were other than temporary. Factors considered in determining whether a loss is other than temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery in market value. During 2008 and 2007, the Company wrote down securities including other investments by $38.5 million and $5.3 million, respectively, to reflect other-than-temporary declines in fair value.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of investments in fixed maturity securities, at December 31, 2008, are summarized by stated maturity as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Maturity:
One year or less	$141,482	$141,754
After one year through five years	513,189	517,099
After five years through ten years	126,436	130,133
After ten years	63,857	65,200

Total	$844,964	$854,186

The details of net realized investment gains (losses) including other-than-temporary impairments are as follows:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$10,262	$912
Gross realized losses	(38,570)	(281)
Equity securities:
Gross realized gains	44	1,328
Gross realized losses	(1,705)	(56)
Foreign currency gross realized gains	3,404	50
Other investment gains (losses)	6	(5,002)

Net realized losses	$(26,559)	$(3,049)

Net unrealized gains (losses) on fixed maturity securities increased (decreased) by $(5.4 million) and $(2.9 million) in 2008 and 2007, respectively; the corresponding amounts for equity securities were $375,000 and $(1.2 million); and the corresponding amounts for short-term securities were $88,000 and $0.

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Income:
Fixed maturities	$37,549	$29,599
Preferred stocks	127	258
Common stocks	—	57
Cash, cash equivalents and short-term investments	2,973	3,931

	40,649	33,845
Expenses	(1,069)	(909)

Net investment income	$39,580	$32,936

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008 and 2007, investments with an amortized cost of $8.9 million and $6.6 million, respectively, were on deposit with various state insurance departments to satisfy regulatory requirements.

4.	Deferred Policy Acquisition Costs (“DAC”)

Prior to the need for the establishment of a premium deficiency initially recognized at March 31, 2008, Triad capitalized costs to acquire new business as DAC and recognized these as expenses against future gross profits. In accordance with generally accepted accounting principles, an analysis was prepared to determine if the DAC asset on the balance sheet was recoverable against the future profits in the existing book of business. At March 31, 2008, Triad determined that the net present value of the estimated future cash flows on the remaining book of business exceeded the recorded reserves (net of the unamortized DAC) which required the establishment of a premium deficiency reserve. The actual mechanics of recording the premium deficiency reserve require that Triad first reduce the DAC balance to zero before recording any additional premium deficiency reserve. Therefore, Triad wrote down the DAC asset by $39.4 million in the first quarter of 2008. Triad has not capitalized any costs to acquire new business subsequent to the first quarter of 2008, but included such costs in the line item “Other operating costs” on its statement of operations.

An analysis of deferred policy acquisition costs is as follows:

	2008	2007
	(Dollars in thousands)

Balance — beginning of period	$36,243	$35,143
Acquisition costs deferred:
Sales compensation	1,864	8,207
Underwriting and issue expenses	1,309	11,390

	3,173	19,597
Amortization of acquisition expenses	39,416	18,497

Net (decrease) increase	(36,243)	1,100

Balance — end of period	$—	$36,243

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Reserve for Losses and LAE

Activity for the reserve for losses and LAE for 2008 and 2007 is summarized as follows:

	2008	2007
	(Dollars in thousands)

Balance at January 1,	$359,939	$84,352
Less: reinsurance recoverables	—	(1)

	359,939	84,351
Incurred losses and loss adjustment expenses net of reinsurance recoveries (principally in respect of default notices received in):
Current year	873,568	332,210
Deficiency on prior years	49,733	40,729

Total incurred losses and loss adjustment expenses	923,301	372,939
Loss and loss adjustment expense payments net of reinsurance recoveries (principally in respect of default notices received in):
Current year	38,974	22,725
Prior years	206,455	81,934

Total loss and loss adjustment expense payments	245,429	104,659

Net ending balance at December 31,	1,037,811	352,631
Reinsurance recoverables	150,029	7,308

Balance at December 31,	$1,187,840	$359,939

The foregoing reconciliation shows deficiencies in the reserve for losses and LAE at December 31, 2008 and 2007. The deficiencies recognized in 2008 and 2007 were reflective of increased frequency and severity factors subsequent to the previous year end caused by the continuous decline in the housing markets.

We provided reserves on reported defaults using assumptions that estimate the projected “frequency” (percentage of defaults that will ultimately be paid as claims) and “severity” (percentage of our exposure on each individual default that will ultimately be paid as a claim). Our estimates utilized in the reserve process for frequency and severity are impacted by historical trends adjusted for changing market conditions. Declines in home prices at a faster rate than anticipated, the impact of a higher unemployment rate than anticipated or an unanticipated slowdown of the overall economy can impact the actual frequency and severity realized during the year compared to those utilized in the reserve assumptions at the beginning of the year. Changes in the frequency and severity factors are accounted for as a change in accounting estimate and are reported as an expense in the year in which external factors caused the change in our assumptions. Due to the rapid decline in home prices and changes in the mortgage markets that reduced borrowers’ ability to refinance loans, we adjusted our assumptions regarding both frequency and severity in 2008 and 2007. The adjustments that we made to our frequency factor had the biggest impact because a larger percentage of loans that initially defaulted are now expected to result in a paid claim. Offsetting this increase somewhat was the impact from an anticipated increase in the number of policies rescinded, which resulted in a slight reduction in the frequency factor overall. The lack of mitigation opportunities due to declining house prices, further reduced by an excess of housing inventory, also impacted the severity factor.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Commitments

The Company leases certain office facilities, autos, and equipment under operating leases. Rental expense for all leases was $2.8 million for 2008 and $2.4 million for 2007. Future minimum payments under non-cancellable operating leases at December 31, 2008, are as follows:

December 31, 2008
(Dollars in thousands)

2009	$1,654
2010	1,551
2011	1,471
2012	1,377
2013	—

$6,053

The Company leases facilities for its corporate headquarters under an operating lease that is scheduled to expire in 2012. The Company has options to renew this lease for up to ten additional years at the fair market rental rate at the time of the renewal.

7.	Federal Income Taxes

Income tax benefit differed from the amounts computed by applying the Federal statutory income tax rate to income before taxes as follows:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Income tax benefit computed at statutory rate	$(263,015)	$(45,726)
(Decrease) increase in taxes resulting from:
Tax-exempt interest	(7,353)	(9,380)
Valuation allowance	145,335	—
Other	1,629	1,920

Income tax benefit	$(123,404)	$(53,186)

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007
	(Dollars in thousands)

Deferred tax assets
Unearned premiums	$3,924	$3,872
Impairments on securities	11,258	—
Losses and loss adjustment expenses	92,431	6,346
Net operating loss carryforwards and other credits	39,635	—
Other	2,784	2,316

Total deferred tax assets	150,032	12,534
Deferred tax liabilities
Contingency loss reserve deduction	—	112,801
Deferred policy acquisition costs	—	12,685
Unrealized investment gains	3,265	6,475
Other	1,432	3,870

Total deferred tax liabilities	4,697	135,831

Net deferred tax asset (liability) before valuation allowance	145,335	(123,297)
Valuation allowance	(145,335)	—

Net deferred tax liability	$—	$(123,297)

If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. At December 31, 2008, the Company established a valuation allowance of approximately $145.3 million against a $150.0 million deferred tax asset. Based upon a review of the Company’s anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company concluded that it is more likely than not that the net deferred tax asset will not be realized.

As of December 31, 2008, the Company had a net operating loss (“NOL”) carryforward on a regular tax basis of approximately $106.8 million and an alternative minimum tax credit carryforward (“AMT”) of $2.4 million. The NOL carryforward expires, if unused, in 2028. The amount and timing of realizing the benefit of NOL carryforwards depends on future taxable income and limitations imposed by tax laws. The benefit of the NOL carryforward has not been recognized in the consolidated financial statements.

Effective January 1, 2007, the Company adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Interpretation seeks to reduce the significant diversity in practices associated with recognition and measurement in the accounting for income taxes. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company had no unrecognized tax

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits as of December 31, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits
(Dollars in thousands)

Balance at December 31, 2007	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	5,500
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	$5,500

None of the $5.5 million of unrecognized tax benefits would affect the effective tax rate as of December 31, 2008. During the year ended December 31, 2008, the Company did not recognize any interest or penalties. It is expected that the matter related to the Company’s unrecognized tax benefit will be effectively settled during 2009.

The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s 2007, 2006 and 2005 federal returns. In connection with the current examination, the IRS has assessed an additional $5.5 million of AMT. This amount has been recorded as a current tax accrual for 2008. Due to the significant tax loss generated in 2008, the Company will be able to utilize AMT carry back to tax years 2007 and 2006 to recover 90% of the original AMT due for those tax years and record a current tax recoverable of $3.0 million. The remaining balance will be credit carryforward.

8.	Insurance in Force, Dividend Restriction, and Statutory Results

At December 31, 2008, approximately 59% of Triad’s direct risk in force was concentrated in 10 states, with approximately 15% in California, 12% in Florida, 6% in Texas, 5% in Arizona, 4% each in Illinois, North Carolina and Georgia, and 3% each in Virginia, Colorado, and New Jersey. California, Florida and Arizona, which collectively represent 31% of direct risk in force, have been especially hard hit with home price depreciation at a rate greater than the rest of the country. Nevada, which represented 3% of direct risk in force at December 31, 2008, has also seen significant home price depreciation. We have experienced substantial increases in the default rate in these four states during 2008 and we believe this is primarily the result of home price depreciation. A prolonged economic downturn with continued house price depreciation in areas where we have large concentrations would result in higher incurred losses.

Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital, which is defined as the statutory surplus plus the statutory contingency reserve. The Corrective Order that we are currently operating under prohibits the writing of new insurance by Triad. The amount of net risk for insurance in force at December 31, 2008 and 2007 as presented below was computed by applying the various percentage settlement options to the insurance in force

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts, adjusted by risk ceded under reinsurance agreements, any applicable aggregate stop-loss limits and deductibles. Triad’s ratio is as follows:

	2008	2007
	(Dollars in thousands)

Net risk	$11,019,036	$11,967,179
Statutory surplus	$88,027	$197,713
Statutory contingency reserve	—	387,365

Total	$88,027	$585,078

Risk-to-capital ratio	125.2 to 1	20.5 to 1

On August 5, 2008, Triad and TGAC (collectively, “TGIC”) entered into an Agreed Corrective Order with the Division. The Corrective Order was implemented as a result of the Company’s decision to cease writing new mortgage guaranty insurance and to commence a run-off of its existing insurance in force as of July 15, 2008. Among other things, the Corrective Order:

•	Required TGIC to submit a corrective plan to the Division;

•	Prohibited all stockholder dividends from TGIC to its parent company without the prior approval of the Division;

•	Prohibited interest and principal payments on TGIC’s surplus note to its parent company without the prior approval of the Division;

•	Restricted TGIC from making any payments or entering into any transaction that involves the transfer of assets to, or liabilities from, any affiliated parties without the prior approval of the Division;

•	Required TGIC to obtain prior written approval from the Division before entering into certain transactions with unaffiliated parties;

•	Required TGIC to meet with the Division in person or via teleconference as necessary; and

•	Required TGIC to furnish to the Division certain reports, agreements, actuarial opinions and information on an ongoing basis at specified times.

The Company submitted a corrective plan to the Division as required under the Corrective Order. The corrective plan it submitted included, among other items, a five-year statutory financial projection for TGIC and a detailed description of its planned course of action to address its current financial condition. The financial statements that form the basis of its corrective plan were prepared in accordance with Statutory Accounting Principles (“SAP”) set forth in the Illinois Insurance Code. SAP differs from GAAP, which are followed to prepare the financial statements presented in this annual report on Form 10-K. The Company received approval of the corrective plan from the Division in October 2008.

Since the approval of the Company’s initial corrective plan, the Company has revised the assumptions it initially utilized in its run-off financial forecast model as a result of a number of factors, including continued deteriorating economic conditions impacting its financial condition, results of operations and future prospects. The Company’s new assumptions produce a range of potential ultimate outcomes for its run-off, but include projections showing that on a likely case basis and absent additional action by the Division or favorable changes in its business, the Company will report a deficiency in policyholders’ surplus as calculated in accordance with SAP as early as March 31, 2009 and continuing at least through 2011. Although the Company currently projects that this statutory insolvency will be temporary and its run-off will ultimately be successful, the Company believes such insolvency would likely lead to the institution by the Division of receivership proceedings against TGIC if not corrected. The Company is currently working with the Division to structure a revised corrective plan to address this issue, although

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no assurance can be given that it will be successful in these efforts. If the Company is unable to gain approval from the Division for a revised corrective plan that addresses this issue, the Division could place TGIC into receivership proceedings, which could force the Company to seek protection from creditors through a voluntary bankruptcy proceeding and the Company would likely be unable to continue as a going concern.

Failure to comply with the provisions of the Corrective Order or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject TGIC to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of TGIC.

The Company’s recurring losses from operations and resulting decline in policyholders’ surplus as calculated in accordance with SAP increases the likelihood that TGIC will be placed into conservatorship or liquidated and raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements that are presented in this annual report on Form 10-K do not include any adjustments that reflect the financial risks of TGIC entering receivership proceedings and assume that it will continue as a going concern. The Company expects losses from operations to continue and its ability to continue as a going concern is dependent on the successful development, approval, and implementation of a revised corrective plan.

9.	Related Party Transactions

The Company pays companies affiliated through common ownership for expenses incurred on behalf of Triad. The total expense incurred for such items was $34,500 and $69,300 in 2008 and 2007, respectively.

10.	Employee Benefit Plan

Most of the Company’s employees are eligible to participate in its 401(k) Profit Sharing Plan. Under the plan, employees are automatically enrolled to contribute 4% of their salary unless they elect to not participate or to participate at a different contribution level. Employees may contribute up to 25% of their annual compensation, up to a maximum of $15,500, as determined by the Internal Revenue Service, for 2008. The Company makes a matching contribution on behalf of each participating employee equal to 100% of the first 3% of the employee’s deferred salary, plus 50% of the employee’s deferred salary greater than 3% but not exceeding 5%. The Company’s expense associated with the plan totaled $556,000 and $688,000 for the years ended December 31, 2008 and 2007, respectively.

11.	Reinsurance

Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. Almost all of the reinsurance is on an excess of loss basis and includes lender-sponsored captives and an independent reinsurance company. The ceding agreements principally provide Triad with a risk management tool designed to spread certain layers of risk to others and achieve a more favorable geographic dispersion of risk.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of reinsurance for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Earned premiums:
Direct	$318,199	$334,406
Assumed	1	1
Ceded	(60,777)	(55,507)

Net earned premiums	$257,423	$278,900

Losses and loss adjustment expenses:
Direct	$1,073,328	$380,244
Assumed	1	(1)
Ceded	(150,028)	(7,304)

Net losses and loss adjustment expenses	$923,301	$372,939

The Company cedes business to captive reinsurance subsidiaries or affiliates of certain mortgage lenders (“captives”) primarily under excess of loss reinsurance agreements. Reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds controlled by Triad.

In addition to the lender sponsored captives, Triad maintains a $95 million Excess-of-Loss reinsurance treaty that provides a benefit when Triad’s risk-to-capital ratio exceeds 25-to-1 and the combined ratio exceeds 100% (the “attachment point”). Once the attachment point has been reached, following a one-time deductible of $25 million, the carrier is responsible for the reimbursement of all paid losses in each quarter that the attachment point is breached up to the one-time $95 million policy limit. The coverage period is for 10 years. Additionally, terms of the treaty require Triad to continue the payment of premiums to the reinsurer amounting to approximately $2 million per year for the entire ten year period. The reinsurance treaty attached at the end of the first quarter of 2008, however the reinsurance carrier subsequently provided notice of termination of the agreement. The matter is currently in arbitration and we expect a decision in the second quarter of 2009.

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

12.	Long-Term Stock Incentive Plan

In May 2006, the Company’s stockholders approved the 2006 Long-Term Stock Incentive Plan (the “Plan”). Under the Plan, certain directors, officers, and key employees are eligible to receive various share-based compensation awards. Stock options, restricted stock, phantom stock rights and other equity awards may be awarded under the Plan for a fixed number of shares with a requirement for stock options granted to have an exercise price equal to or greater than the fair value of the shares at the date of grant. Generally, most awards vest over three years. Options granted under the Plan expire no later than ten years following the date of grant. As of December 31, 2008, 1,244,779 shares were reserved and 852,868 shares were available for issuance under the Plan. Gross compensation expense of approximately $4.3 million along with the related tax benefit of approximately $1.5 million was recognized in the financial statements for the year ended December 31, 2008, as compared to gross compensation expense of approximately $3.9 million and the related tax benefit of approximately $1.4 million for the year ended

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007. For the years ended December 31, 2008 and 2007, approximately $78,000 and $709,000, respectively, of share-based compensation was capitalized as part of deferred acquisition costs.

A summary of option activity under the Plan for the year ended December 31, 2008 is presented below:

				Weighted-
				Average
		Weighted-	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term
	(Dollars in thousands)

Outstanding, January 1, 2008	645,197	$39.60
Granted	—	—
Exercised	—	—
Cancelled	253,286	40.83

Outstanding, December 31, 2008	391,911	38.80	$—	4.5 years

Exercisable, December 31, 2008	383,267	38.69	$—	4.5 years

The fair value of stock options is estimated on the date of grant using a Black-Scholes pricing model. The weighted-average assumptions used for options granted during the years ended December 31, 2008 and 2007 are noted in the following table. Since there were no options granted in 2008, the weighted average assumptions are not applicable for 2008. The expected volatilities are based on volatility of the Company’s stock over the most recent historical period corresponding to the expected term of the options. The Company also uses historical data to estimate option exercise and employee terminations within the model. Separate groups of employees with similar historical exercise and termination histories are considered separately for valuation purposes. The risk-free rates for the periods corresponding to the expected terms of the options are based on U.S. Treasury rates in effect on the dates of grant.

	2008	2007

Expected volatility	n/a	31.7%
Expected dividend yield	n/a	0.0%
Expected term	n/a	5.0 years
Risk-free rate	n/a	4.5%

No options were granted or exercised in 2008. The weighted-average grant-date fair value of options granted during the year ended December 31, 2007 was $15.74. The total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $0.5 million.

A summary of nonvested restricted stock and phantom stock rights activity under the Plan for the year ended December 31, 2008 is presented below:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested, January 1, 2008	99,278	$44.19
Granted	342,470	3.80
Vested	203,727	18.81
Cancelled	1,713	43.95

Nonvested, December 31, 2008	236,308	7.54

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of restricted stock and phantom stock rights are determined based on the closing price of the Company’s shares on the grant date. The weighted-average grant-date fair value of restricted stock and phantom stock rights granted during the years ended December 31, 2008 and 2007 was $3.80 and $43.72, respectively.

As of December 31, 2008, there was $865,000 of unrecognized compensation expense related to nonvested stock options, restricted stock, and phantom stock rights granted under the Plan. That expense is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of stock options, restricted stock and phantom stock rights vested during the years ended December 31, 2008 and 2007 was $4.3 million and $4.4 million, respectively.

The Company issues new shares upon exercise of stock options and phantom stock rights.

13.	Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which establishes a framework for measuring fair value under GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of the fair value measurements. In accordance with SFAS 157, the Company adopted the fair value measurement on a prospective basis and accordingly has provided the required disclosures only for the most recent interim reporting date. The Company did not have any assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2008. The following table summarizes the assets measured at fair value on a recurring basis by the FAS 157 fair value hierarchy levels described in Note 1 and the source of the inputs in the determination of fair value:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Assets
Securities available-for-sale
Fixed maturities	$854,186	$—	$851,651	$2,535
Equity securities	583	583	—	—
Real estate acquired in claim settlement	713	—	713	—

Total	$855,482	$583	$852,364	$2,535

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant unobservable inputs (Level 3) were used in determining the fair value on certain bonds in the fixed maturities portfolio during this period. The following table provides a reconciliation of the beginning and ending balances of these Level 3 bonds and the related gains and losses related to these assets during 2008.

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)

Certain Bonds in Fixed Maturities AFS Portfolio

Year Ended
December 31, 2008
(Dollars in thousands)

Beginning balance	$7,402
Total gains and losses (realized and unrealized):
Included in operations	(270)
Included in other comprehensive income	(819)
Purchases, issuances and settlements	(3,983)
Transfers in and/or out of Level 3	205

Ending balance	$2,535

The amount of total gains and losses for the period included in operations attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1,815)

Gains and losses (realized and unrealized) included in operations or other comprehensive losses for the year ended December 31, 2008 are reported as net realized investment losses as a loss of $270,273 and an unrealized loss through other comprehensive loss of $1,544,687.

14.	Long-term Debt

In 1998, the Company completed a $35.0 million private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs, totaled $34.5 million. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

15.	Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of December 31, 2008 and 2007 are summarized below:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Financial Assets
Fixed maturity securities available-for-sale	$854,186	$854,186	$725,631	$725,631
Equity securities available-for-sale	583	583	2,162	2,162
Financial Liabilities
Long-term debt	34,529	10,124	34,519	21,945
Credit facility	—	—	80,000	80,000

The fair values of cash, cash equivalents and short-term investments approximate their carrying values due to their short-term maturity or availability.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

16.	Exit Costs

On June 18, 2008, the Board of Directors of the Company approved transitioning the business of its primary insurance operating subsidiary, Triad Guaranty Insurance Corporation (“Triad”), into run-off. As part of the run-off, which was initiated on July 15, 2008, Triad implemented a reduction in workforce by terminating approximately 100 employees based primarily in the sales, marketing, technology and underwriting functions. The remaining workforce of approximately 150 employees is expected to remain primarily to facilitate payment of legitimate claims and service the remaining insurance portfolio during the run-off period. The Company currently expects that the run-off period will continue for approximately seven to twelve years.

As a result of the Board’s decision to transition Triad into run-off, the Company recorded an estimated non-recurring pre-tax charge of approximately $8.3 million in other operating costs on the Statement of Operations. These charges included approximately $7.1 million in severance and related personnel costs, approximately $1.0 million related primarily to the abandonment of a portion of Triad’s main office lease that is expected to continue through 2012, and approximately $0.2 million related to the termination of certain other leases, including those related to underwriting offices, equipment and automobiles. Included in the severance and related personnel costs are approximately $0.8 million of non-cash charges representing the vesting of equity awards that vest upon employee termination. At December 31, 2008, there remained approximately $2.0 million of accrued severance and related personnel costs and $817,000 of lease abandonment costs. There have been no significant changes to the original estimates since the initial establishment of the exit cost accruals.

17.	Contingencies

The Company is involved in litigation in the ordinary course of business as well as the case named below. No pending litigation is expected to have a material adverse effect on the financial position of the Company.

On February 6, 2008, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina. The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between October 26, 2006 and November 10, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers. An extension to answer the complaint has been granted. We intend to contest the lawsuit vigorously.

Triad maintains a $95 million Excess-of-Loss reinsurance treaty that provides a benefit when Triad’s risk-to-capital ratio exceeds 25-to-1 and the combined ratio exceeds 100% (the “attachment point”). Once the attachment point has been reached, following a one-time deductible of $25 million, the carrier is responsible for the reimbursement of all paid losses in each quarter that the attachment point is breached up to the one-time $95 million policy limit. The coverage period is for 10 years. Additionally, terms of the treaty require Triad to continue the payment of premiums to the reinsurer amounting to approximately $2 million per year for the entire ten year period. The reinsurance treaty attached at the end of the first quarter of 2008; however, in April 2008, the reinsurance carrier provided a purported notice of termination of the agreement. By letter dated May 5, 2008, Triad notified the reinsurer that we considered the treaty to still be in effect and that we demanded arbitration seeking a ruling that the reinsurance remained in effect and requested that the reinsurer comply with terms of the treaty. The arbitration took

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

place in front of a three-person panel in December 2008 and January 2009, with post-hearing briefs and oral arguments in February 2009. We expect a decision to be rendered by the arbitration panel in the second quarter of 2009.

18.	Subsequent Events

In January 2009, Triad established and funded a trust that would hold assets as security for the performance by Triad of its obligations under the Severance Pay Plan. The Severance Pay Plan was established to provide benefits to eligible employees whose employment with Triad is involuntarily terminated because of job elimination, reduction in force, and/or restructuring. Both the trust and the severance plan are scheduled to expire on December 31, 2009; however, both of these can be extended through action of the Board of Directors. The purpose of the trust is to protect severance payments from creditors in the event Triad is placed in receivership. Additionally, Triad established and funded a trust that would hold assets as security for the performance by Triad of its obligations under the 2009 Retention Bonus Plan. The Retention Bonus Plan was established to provide benefits to eligible employees who remain employed with Triad through December 31, 2012. If these eligible employees are involuntarily terminated without cause before December 31, 2012, the retention bonus is due upon termination. In January 2009, Triad transferred securities with a market value of approximately $9.7 million from its investment portfolio to fund these trusts. Investment income from these securities will continue to accrue to Triad. Severance benefits, if any, will accrue at such time as a decision is made and notification is given to employees, while the expense of the long-term retention bonus will accrue over the retention period.

In February 2009, the Company was notified by one of the captive reinsurance companies of its intent to terminate the reinsurance agreement between it and Triad as well as the trust agreement supporting the reinsurance agreement. As a result of the termination, all coverage will cease and the trust balances of approximately $8.1 million supporting the reinsurance agreement will revert to Triad. Reinsurance recoverables amounting to the trust balance will be reduced and, as a result, the transaction will have no impact on operations.

SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
TRIAD GUARANTY INC.
December 31, 2008

			Amount at
	Cost or		Which Shown
	Amortized	Fair	in Balance
	Cost	Value	Sheet
	(Dollars in thousands)

Fixed maturity securities, available-for-sale:
Bonds:
U.S. Government obligations	$19,665	$20,168	$20,168
State and municipal bonds	156,675	159,394	159,394
Corporate bonds	545,230	547,945	547,945
Mortgage backed	123,394	126,679	126,679

Total	844,964	854,186	854,186
Equity securities, available-for-sale:
Preferred stock	566	583	583
Short-term investments	40,565	40,653	40,653

Total investments other than investments in related parties	$886,095	$895,422	$895,422

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
TRIAD GUARANTY INC.
(Parent Company)

	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Fixed maturities, available-for-sale	$5,045	$42,438
Equity securities, available-for-sale	—	216
Notes receivable from subsidiary	25,000	25,000
Investment in subsidiaries’ equity	—	544,184
Short-term investments	1,752	3,969
Cash	3,963	1,999
Accrued investment income	2,244	1,513
Income taxes recoverable	53	129
Other assets	1	367

Total assets	$38,058	$619,815

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities:
Revolving line of credit	$—	$80,000
Long-term debt	34,529	34,520
Accrued interest	1,275	1,355
Deferred income taxes	—	4,113
Investment in subsidiaries’ deficit	138,918	—
Accrued expenses and other liabilities	2	974

Total liabilities	174,724	120,962
Stockholders’ (deficit) equity:
Common stock	151	149
Additional paid-in capital	112,629	109,679
Accumulated other comprehensive income	6,063	13,407
Retained earnings (accumulated deficit)	(255,509)	375,618

Total stockholders’ (deficit) equity	(136,666)	498,853

Total liabilities and stockholders’ (deficit) equity	$38,058	$619,815

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Revenue:
Investment income:
Dividends from subsidiary (Triad)	$—	$30,000
Interest income	3,040	4,779

Net investment income	3,040	34,779
Realized investment gains (losses)	3,188	(4,231)

	6,228	30,548
Expenses:
Interest expense	3,558	4,376
Operating expenses	4,527	4,278

	8,085	8,654

Income (loss) before federal income taxes and equity (deficit) in undistributed income (loss) of subsidiaries	(1,857)	21,894
Income tax expense (benefit):
Current	831	—
Deferred	3,837	(2,296)

	4,668	(2,296)

Income before equity in undistributed loss of subsidiaries	2,811	24,190
Equity in undistributed loss of subsidiaries	(633,938)	(101,648)

Net loss	$(631,127)	$(77,458)

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Operating Activities:
Net loss	$(631,127)	$(77,458)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in undistributed loss of subsidiaries	633,938	101,648
Accrued investment income	(731)	—
Other assets	366	(367)
Deferred income taxes	(3,837)	(2,296)
Income taxes recoverable	76	(92)
Accretion of discount on investments	39	(16)
Amortization of deferred compensation	4,257	3,918
Amortization of debt issue costs	9	10
Accrued interest	(80)	80
Realized investment (gains) losses on securities	(3,188)	4,231
Other liabilities	(972)	950
Other operating activities	(37)	17

Net cash (used in) provided by operating activities	(1,287)	30,625
Investing Activities:
Fixed maturities:
Purchases	(5,131)	(87,786)
Sales and maturities	41,855	75,290
Cash contributed to subsidiaries:
Triad	—	(50,000)
TGICC	—	(45,045)
Equity securities:
Sales	44,295	—
Change in short-term investments	2,217	(3,756)

Net cash (used in) provided by investing activities	83,236	(111,297)
Financing Activities:
Proceeds from revolving credit facility	(80,000)	80,000
Excess tax benefits related to share based payments	15	175
Proceeds from exercise of stock options	—	616

Net cash provided by (used in) financing activities	(79,985)	80,791

Increase in cash	1,964	119
Cash at beginning of year	1,999	1,880

Cash at end of year	$3,963	$1,999

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TRIAD GUARANTY INC.
(Parent Company)
SUPPLEMENTARY NOTES

1.	Basis of Presentation and Significant Accounting Policies

In the parent company financial statements, the Company’s investment in its subsidiaries is stated at cost plus equity in undistributed losses of the subsidiaries. Dividends received from the subsidiaries are shown as investment income. The Company’s share of net income of its subsidiaries is included in income using the equity method. The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included as part of this Form 10-K.

2.	Nature of Operations

Triad Guaranty Inc. (the “Company”) is a holding company which, through one of its wholly-owned subsidiaries, Triad Guaranty Insurance Corporation (“Triad”), has provided private mortgage insurance coverage in the United States to mortgage lenders to protect the lender against loss from defaults on mortgage loans. Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating the business in run-off under a Corrective Order with the Division. The term “run-off”, as used in these financial statements, refers to Triad no longer writing new mortgage insurance policies, but continuing to service the existing policies. Servicing existing policies includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate the Company’s loss; and settling all legitimate filed claims per the Company’s contractual obligations. The Corrective Order, among other items, allows management to continue to operate Triad under close supervision and includes restrictions on the distribution of dividends or interest on notes payable to its parent by Triad. In 2009, Triad Guaranty Insurance Corporation Canada repatriated $44 million of the original $45 million capital contribution, which included a realized gain of $3 million on foreign currency exchange.

3.	Going Concern

The Company has prepared its financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, there is substantial doubt as to the Company’s ability to continue as a going concern. This uncertainty is based on the ability of Triad to comply with the run-off provisions of the Corrective Order, the Company’s recurring losses from operations and a deficit in assets at December 31, 2008. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

The parent company incurred significant operating losses in 2007 and in 2008 and had a deficit in assets at December 31, 2008 of $136.7 million. The losses are the result of increased defaults and foreclosures arising from steeply declining home prices as the increasing impact of the U.S. recession further impacted the mortgages insured by the Company. Additionally, Triad, the main operating insurance subsidiary, is operating under a Corrective Order with the Division, pursuant to which it can no longer issue commitments for new insurance and has placed its existing insurance business in run-off. Terms of the Corrective Order required Triad to submit a corrective plan which included a five-year projection of operations and financial condition that indicated a solvent run-off. Subsequent to the approval of the corrective plan, economic conditions deteriorated as house prices continued their decline, unemployment rates increased, the mortgage markets deteriorated and the U.S. government formally concluded that the United States is in a deep recession. Triad Guaranty Assurance Corporation is also operating under a similar Corrective Order.

Since the approval of the Company’s initial corrective plan, the Company revised the assumptions it initially utilized as a result of continued deteriorating economic conditions impacting its financial condition, results of operations and future prospects. The Company’s new assumptions produce a range of potential ultimate outcomes for its run-off and project that absent additional action by the Division or favorable changes in its business, the Company will report a deficiency in policyholders’ surplus as calculated under SAP as early as March 31, 2009 and continuing through 2011. Triad follows certain statutory accounting practices that differ from U.S. GAAP related to reserves and reinsurance recoveries and without which there would have been a deficiency in policyholders’ surplus for statutory reporting purposes as of December 31, 2008. Management is currently working with the Division to structure a revised corrective plan in a manner that is expected to provide for a solvent run-off. If the revised corrective plan is unsuccessful, the Division may be forced to place Triad into receivership, which would effectively compel the parent, Triad Guaranty Inc. to declare bankruptcy. The ability to successfully develop, gain approval of and implement the revised corrective plan by management is unknown at this time.

4.	Investments

The cost or amortized cost and the fair value of investments, other than the investment in the subsidiaries held by the parent company, is as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2008	Cost	Gains	Losses	Value
	(Dollars in thousands)

Fixed maturity securities:
Corporate	$5,040	$5	$—	$5,045

Total	5,040	5	—	5,045
Short-term investments	1,752	—	—	1,752

Total	6,792	5	—	6,797

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2007	Cost	Gains	Losses	Value
	(Dollars in thousands)

Fixed maturity securities:
Corporate	$27,925	$—	$—	$27,925
Municipal	14,106	575	(168)	14,513

Total	42,031	575	(168)	42,438
Equity securities	250	—	(34)	216
Short-term investments	3,969	—	—	3,969

Total	46,250	575	(202)	46,623

Major categories of the parent company’s investment income are summarized as follows:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Income:
Fixed maturities	$485	$1,779
Equity securities	—	18
Dividends received from subsidiary (Triad)	—	30,000
Cash and short-term investments	371	790
Note receivable from subsidiary	2,225	2,225

	3,081	34,812
Expenses	41	33

Net investment income	3,040	34,779

5.	Long-term Debt

In 1998, the Company completed a $35.0 million private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs, totaled $34.5 million. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

SCHEDULE IV — REINSURANCE
TRIAD GUARANTY INC.
MORTGAGE INSURANCE PREMIUM EARNED
Years Ended December 31, 2008 and 2007

		Ceded To	Assumed		Percentage of
	Gross	Other	From Other	Net	Amount Assumed
	Amount	Companies	Companies	Amount	to Net
	(Dollars in thousands)

2008	$318,199	$60,777	$1	$257,423	0.0%
2007	$334,406	$55,507	$1	$278,900	0.0%

EXHIBIT INDEX
Form 10-K for Fiscal Year Ended December 31, 2008

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Registrant, as amended May 23, 1997; previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed August 12, 1997, and herein incorporated by reference.
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant, effective as of May 20, 1998; previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed April 1, 2008, and herein incorporated by reference.
3.3	Bylaws of the Registrant, as amended on March 21, 2003; previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003, and herein incorporated by reference.
3.4	Amendment to Bylaws of the Registrant, effective November 20, 2008; previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed November 25, 2008, and herein incorporated by reference.
4.1	Form of common stock certificate; previously filed as Exhibit 4 to the Registrant’s Registration Statement on Form S-1, filed October 22, 1993, and herein incorporated by reference.
4.2	Indenture, dated as of January 15, 1998, between the Registrant and Bankers Trust Company; previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 26, 1998, and herein incorporated by reference.
10.6	Registration Agreement among the Registrant, Collateral Investment Corp. and Collateral Mortgage, Ltd.; previously filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 28, 1994, and herein incorporated by reference.
10.16	Economic Value Added Incentive Bonus Program (Senior Management); previously filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 27, 1997, and herein incorporated by reference.
10.21	Excess of Loss Reinsurance Agreement, effective as of December 31, 1999, between Triad Guaranty Insurance Corporation, Capital Mortgage Reinsurance Company and Federal Insurance Company; previously filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 29, 2000, and herein incorporated by reference.
10.22	Excess of Loss Reinsurance Agreement, effective as of January 1, 2001, between Triad Guaranty Insurance Corporation and Ace Capital Mortgage Reinsurance Company; previously filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 30, 2001, and herein incorporated by reference.
10.23	Employment Agreement, dated May 1, 2002, between the Registrant and Earl F. Wall; previously filed as Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed August 14, 2002, and herein incorporated by reference.*
10.26	Employment Agreement, dated June 14, 2002, between the Registrant and Kenneth C. Foster; previously filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003, and herein incorporated by reference.*
10.27	Consulting Agreement, dated December 9, 2004, by and between the Registrant, Triad Guaranty Insurance Corporation, Triad Guaranty Assurance Company and Collateral Mortgage, Ltd.; previously filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 14, 2005, and herein incorporated by reference.
10.28	Agreement for Administrative Services, effective January 1, 2005, between and among Collateral Mortgage, Ltd., Collat, Inc., New South Federal Savings Bank, the Registrant and Triad Guaranty Insurance Corporation; previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 14, 2005, and herein incorporated by reference.
10.30	Exchange Agreement, dated as of May 18, 2005, by and among the Registrant, Collateral Investment Corp. and the Shareholders of Collateral Investment Corp. listed on the signature pages thereto; previously filed as Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed August 8, 2005, and herein incorporated by reference.

Exhibit
Number	Description of Document

10.32	Employment Agreement and Related Letter of Agreement, dated September 9, 2005, between the Registrant and Mark K. Tonnesen; previously filed as Exhibit 10.32 to the Registrant’s Current Report on Form 8-K, filed September 16, 2005, and herein incorporated by reference.*
10.33	Employment Agreement, dated January 6, 2006, by and between Ronnie D. Kessinger and the Registrant; previously filed as Exhibit 10.33 to the Registrant’s Current Report on Form 8-K, filed January 11, 2006, and herein incorporated by reference.*
10.34	Summary of Director Compensation Plan, effective as of January 1, 2006; previously filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed April 1, 2008, and herein incorporated by reference.*
10.35	Form of Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.35 to the Registrant’s Current Report on Form 8-K, filed May 23, 2006, and herein incorporated by reference.*
10.36	Amendment to Employment Agreement, dated July 15, 2006, between Ronnie D. Kessinger and the Registrant; previously filed as Exhibit 10.36 to the Registrant’s Current Report on Form 8-K, filed July 17, 2006, and herein incorporated by reference.*
10.37	Agreement, dated March 30, 2006, entered into between the Registrant and Kenneth W. Jones; previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 5, 2006, and herein incorporated by reference.*
10.38	Resignation and Release Agreement, dated March 20, 2006, entered into by and between the Registrant and Eric B. Dana; previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed April 5, 2006, and herein incorporated by reference.*
10.39	Employment Agreement, dated August 15, 2006, between the Registrant and Kenneth N. Lard; previously filed as Exhibit 10.37 to the Registrant’s Current Report on Form 8-K, filed August 21, 2006, and herein incorporated by reference.*
10.40	Amendment to Letter Agreement, dated December 26, 2006, between Mark K. Tonnesen and the Registrant; previously filed as Exhibit 10.40 to the Registrant’s Current Report on Form 8-K, filed December 28, 2006, and herein incorporated by reference.*
10.41	Executive/Key Employee Phantom Stock Award Agreement between the Registrant and Mark K. Tonnesen, dated December 26, 2006; previously filed as Exhibit 10.41 to the Registrant’s Current Report on Form 8-K, filed December 28, 2006, and herein incorporated by reference.*
10.42	Second Amendment to Employment Agreement, dated January 18, 2007, between Ronnie D. Kessinger and the Registrant; previously filed as Exhibit 10.42 to the Registrant’s Current Report on Form 8-K; filed January 19, 2007, and herein incorporated by reference.*
10.43	Form of Executive/Key Employee Restricted Stock Agreement under Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 16, 2007, and herein incorporated by reference.*
10.44	Form of Executive Stock Option Agreement under Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 16, 2007, and herein incorporated by reference.*
10.45	Form of Outside Director Restricted Stock Agreement under Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 16, 2007, and herein incorporated by reference.*
10.46	Form of Outside Director Stock Option Agreement under Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 16, 2007, and herein incorporated by reference.*
10.47	Summary of Director Compensation Plan, effective as of May 17, 2007; previously filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed April 1, 2008, and herein incorporated by reference.*
10.48	Credit Agreement, dated as of June 28, 2007, among the Registrant, Bank of America, N.A., and the other lenders party thereto; previously filed as Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed August 9, 2007, and herein incorporated by reference.

Exhibit
Number	Description of Document

10.49	Form of 2008 Executive/Key Employee Restricted Stock Award Agreement pursuant to the 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.48 to the Registrant’s Current Report on Form 8-K, filed March 4, 2008 and herein incorporated by reference.*
10.50	Employment Agreement, dated March 28, 2008, between the Registrant and Kenneth C. Foster; previously filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed April 1, 2008, and herein incorporated by reference.*
10.51	Summary of 2008 Executive Retention Program; previously filed as Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 12, 2008, and herein incorporated by reference.*
10.52	Summary of 2008 Executive Severance Program; previously filed as Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 12, 2008, and herein incorporated by reference.*
10.53	Amended and Restated Employment Agreement, dated April 23, 2008, between the Registrant and Mark K. Tonnesen; previously filed as Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 12, 2008, and herein incorporated by reference.*
10.54	Letter Agreement, dated July 17, 2008, between the Registrant and Mark K. Tonnesen; previously filed as Exhibit 10.54 to the Registrant’s Current Report on Form 8-K, filed July 17, 2008, and herein incorporated by reference.*
10.55	Letter Agreement, dated July 17, 2008, between the Registrant and William T. Ratliff, III; previously filed as Exhibit 10.55 to the Registrant’s Current Report on Form 8-K, filed July 17, 2008, and herein incorporated by reference.*
10.56	Letter Agreement, dated October 22, 2008, between the Registrant and Kenneth W. Jones; previously filed as Exhibit 10.56 to the Registrant’s Current Report on Form 8-K, filed October 22, 2008, and herein incorporated by reference.*
10.57	Summary of 2009 Executive Compensation Program; previously filed as Exhibit 10.57 to the Registrant’s Current Report on Form 8-K, filed November 25, 2008, and herein incorporated by reference.*
10.58	Form of Executive/Key Employee Phantom Stock Award Agreement under Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.58 to the Registrant’s Current Report on Form 8-K, filed January 29, 2009, and herein incorporated by reference.*
10.59	Summary of Board of Directors Compensation Program, effective October 2008.*
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22342.

*	Management contract or compensatory plan or arrangement.

**	The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32.1 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.