Form 10-Q
period 2009-03-31
TRIAD GUARANTY INC
filed 2009-05-15
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $0.01 per share, outstanding as of May 1, 2009, was 15,215,378.

TRIAD GUARANTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except per share data)	2009	2008
	(unaudited)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: 880,404 and $44,964)	$904,904	$854,186
Equity securities (cost: $488 and $566)	491	583
Short-term investments	13,136	40,653

Total invested assets	918,531	895,422

Cash and cash equivalents	21,394	39,940
Real estate acquired in claim settlement	526	713
Accrued investment income	10,676	10,515
Property and equipment	7,096	7,747
Reinsurance recoverable, net	182,589	150,848
Other assets	34,550	25,349

Total assets	$1,175,362	$1,130,534

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Liabilities:
Losses and loss adjustment expenses	$1,262,746	$1,187,840
Unearned premiums	15,958	15,863
Amounts payable to reinsurers	1,001	719
Long-term debt	34,532	34,529
Accrued interest on debt	584	1,275
Accrued expenses and other liabilities	41,934	26,974

Total liabilities	1,356,755	1,267,200
Commitments and contingencies — Note # 5
Stockholders’ deficit:
Preferred stock, par value $0.01 per share — authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — authorized 32,000,000 shares; issued and outstanding 15,215,378 shares at March 31, 2009 and 15,161,259 shares at December 31, 2008	152	151
Additional paid-in capital	112,822	112,629
Accumulated other comprehensive income, net of income tax liability of $5,521 at March 31, 2009 and $3,265 at December 31, 2008	16,316	6,063
Retained earnings (accumulated deficit)	(310,683)	(255,509)

Total stockholders’ deficit	(181,393)	(136,666)

Total liabilities and stockholders’ deficit	$1,175,362	$1,130,534

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2009	2008
Revenue:
Premiums written:
Direct	$55,623	$89,386
Ceded	(11,130)	(15,995)

Net premiums written	44,493	73,391
Change in unearned premiums	(135)	(1,326)

Earned premiums	44,358	72,065

Net investment income	11,192	9,546
Net realized investment (losses) gains	(4,565)	2,703
Other income	2	2

	50,987	84,316

Losses and expenses:
Net losses and loss adjustment expenses	101,577	221,259
Net change in premium deficiency reserve	—	15,000
Interest expense on debt	694	1,476
Policy acquisition costs	—	39,416
Other operating expenses (net of acquisition costs deferred)	9,411	14,105

	111,682	291,256

Loss before income tax benefit	(60,695)	(206,940)
Income tax benefit:
Current	—	(3)
Deferred	(5,521)	(56,923)

	(5,521)	(56,926)

Net loss	$(55,174)	$(150,014)

Loss per common and common equivalent share:
Basic	$(3.68)	$(10.09)

Diluted	$(3.68)	$(10.09)

Shares used in computing loss per common and common equivalent share:
Basic	14,993,742	14,868,610

Diluted	14,993,742	14,868,610

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
Operating activities
Net loss	$(55,174)	$(150,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	75,001	189,203
Net change in premium deficiency reserve	—	15,000
Accrued expenses and other liabilities	14,960	(1,333)
Income taxes recoverable	78	—
Reinsurance, net	(31,459)	2,676
Accrued investment (loss) income	(161)	522
Policy acquisition costs deferred	—	(3,173)
Policy acquisition costs	—	39,416
Net realized investment losses (gains)	4,565	(2,703)
Provision for depreciation	649	1,566
Accretion of discount on investments	285	324
Deferred income taxes	(5,521)	(56,923)
Prepaid federal income taxes	—	410
Real estate acquired in claim settlement, net of write-downs	187	1,867
Accrued interest on debt	(691)	(771)
Other assets	357	406
Other operating activities	259	(10,576)

Net cash provided by operating activities	3,335	25,897

Investing activities
Securities available-for-sale:
Purchases – fixed maturities	(88,391)	(136,426)
Sales – fixed maturities	38,938	96,428
Maturities – fixed maturities	—	7,176
Sales – equities	4	266
Net change in short-term investments	27,566	43,180
Property and equipment	2	(707)

Net cash (used in) provided by investing activities	(21,881)	9,917

Financing activities
Repayment of revolving credit facility	—	(80,000)

Net cash used in financing activities	—	(80,000)

Foreign currency translation adjustment on cash and cash equivalents	—	(81)

Net change in cash and cash equivalents	(18,546)	(44,267)
Cash and cash equivalents at beginning of period	39,940	124,811

Cash and cash equivalents at end of period	$21,394	$80,544

Supplemental schedule of cash flow information
Cash (received) paid during the period for:
See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
1. The Company
          Triad Guaranty Inc. is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”), historically has provided mortgage insurance coverage in the United States. “Triad”, as used in this report, includes the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation. Mortgage insurance allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market and protects lenders from credit default-related expenses. Triad is an Illinois-domiciled insurance company and the Illinois Department of Financial and Professional Regulation, Division of Insurance (the “Division”) is our primary regulator. Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating the business in run-off under two Corrective Orders issued in August 2008 and March 2009 by the Division. The term “run-off”, as used in these financial statements, refers to Triad no longer writing new mortgage insurance policies, but continuing to service its existing policies. Servicing existing policies includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate Triad’s loss; and settling all legitimate filed claims per the provisions of the Corrective Orders. The Corrective Orders, among other things, allow management to continue to operate Triad under close supervision, include restrictions on the distribution of dividends or interest on notes payable to its parent by Triad, and include restrictions on the payment of claims. Failure to comply with the provisions of the Corrective Orders could result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad. Triad Guaranty Inc. and its subsidiaries are collectively referred to herein as the “Company”.
2. Going Concern
          The Company prepares its financial statements presented in this quarterly report on Form 10-Q in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The financial statements for Triad that are provided to the Division and that form the basis for our corrective plan were prepared in accordance with Statutory Accounting Principles (“SAP”) as set forth in the Illinois Insurance Code. The primary differences between GAAP and SAP for Triad at March 31, 2009 were the methodology utilized for the establishment of reserves, the recognition of the net amount for the excess of loss reinsurance policy that is currently in arbitration, and the reporting requirements stipulated in the second Corrective Order. A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP. A deficiency in policyholders’ surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP. A deficit in assets is not necessarily a measure of insolvency. However, the Company believes that if Triad were to report a deficiency in policyholders’ surplus, Illinois law may require the Director to seek receivership in the courts, which could compel the parent, Triad Guaranty Inc., to declare bankruptcy.
          The Company has prepared its financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, there is substantial doubt as to the Company’s ability to continue as a going concern. This uncertainty is based on the ability of Triad to comply with the run-off provisions of the Corrective Orders, the Company’s recurring losses from operations and a deficit in assets being reported for each of the periods ended September 30, 2008, December 31, 2008, and March 31, 2009. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

          The Company incurred significant operating losses for the year ended December 31, 2008 and continued to incur operating losses during the first quarter of 2009. At March 31, 2009, the Company had a deficit in assets of $181.4 million. The operating losses are the result of increased defaults and foreclosures arising from steeply declining home prices as the U.S. recession continues to impact the mortgages that the Company has insured. Additionally and as noted above, the Company is limited in its ability to offset these operating losses with revenue from new business because Triad is operating in run-off under two Corrective Orders with the Division and can no longer issue commitments for new insurance.
          Terms of the initial Corrective Order required Triad to submit a corrective plan, which included a five-year projection of operations and financial condition. The plan was submitted by Triad in October 2008 and indicated a solvent run-off. Since the approval of the initial corrective plan, the Company has revised the assumptions initially utilized as a result of continued deteriorating economic conditions impacting its financial condition, results of operations and future prospects. Triad’s new assumptions produced a range of potential ultimate outcomes for the run-off and projected that Triad would report a deficiency in policyholders’ surplus under SAP as early as March 31, 2009. As a result, the Division issued the second Corrective Order on March 31, 2009 requiring Triad to settle its claim liabilities with 60% cash and 40% by recording a deferred payment obligation (“DPO”) beginning June 1, 2009 or such later date as is ordered by the Division. The DPO will be represented by a separate entry in Triad’s financial statements and will accrue a carrying charge. Payment of the carrying charge and the DPO will be subject to Triad’s future financial performance and will require approval of the Illinois Director. Triad will be required to adjust its SAP balance sheet through the reduction of its reserves under SAP to what will be required initially in cash with the resulting increase in surplus providing a SAP policyholder surplus at March 31, 2009 of $393.3 million. Each DPO will bear a carrying charge at Triad’s earned investment rate and the repayment of the DPO and related interest is subject to the Division’s approval. If the Company’s revised corrective plan is unsuccessful, Illinois law may require the Director to seek receivership in the courts, which, if successful, could compel the parent, Triad Guaranty Inc., to declare bankruptcy. The ability to successfully implement the revised corrective plan by management is unknown at this time and is dependent upon many factors, including improved macroeconomic conditions in the United States.
3. Accounting Policies and Basis of Presentation
Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or subsequent quarterly periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
          In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements (“SFAS 157”). FSP 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement — to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. The Company is currently evaluating the impact of the implementation of FSP 157-4 on its consolidated financial position, results of operations and cash flows.
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
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS 160”), which aims to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards surrounding noncontrolling interests, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in subsidiaries held by parties other than the parent shall be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the Consolidated Statements of Income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently as equity transactions. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary, sells some of its ownership interests in its subsidiary, the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS 160 effective January 1, 2009, and the adoption did not have any material impact on its consolidated financial condition and results of operations.
          In December 2007, the FASB issued SFAS 141(R), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement was effective for the Company beginning January 1, 2009. SFAS 141(R) did not have any material impact on the Company’s financial position or results of operations.
          In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and SFAS 124-2”). FSP 115-2 and SFAS 124-2 provide additional guidance designed to create greater clarity and consistency in accounting and in presenting impairment losses on securities. FSP 115-2 and SFAS 124-2 are intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP 115-2 and SFAS 124-2 also require increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP 115-2 and SFAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company is currently evaluating the impact of the implementation of FSP 115-2 and SFAS 124-2 on its consolidated financial position, results of operations and cash flows.
4. Consolidation
          The consolidated financial statements include the accounts of Triad Guaranty Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
5. Commitments and Contingencies
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
          Under captive reinsurance agreements, the counterparties are required to establish trust accounts to support the reinsurers’ obligations under the reinsurance agreements. At March 31, 2009, we had approximately $262 million in captive reinsurance trust balances supporting the risk transferred to the captive reinsurers. In the first quarter of 2009, one of the captive reinsurance agreements and the supporting trust agreement was terminated. As a result of the termination, all coverage ceased, the trust balance supporting the reinsurer’s obligations was returned to Triad, and the reinsurance recoverable was eliminated. As of March 31, 2009, there was one captive reinsurance arrangement where the total ceded reserves, combined with any unpaid ceded claims, had exceeded the trust balance and the recoverable was therefore limited to the trust balance.
          Triad maintains a $95 million Excess-of-Loss reinsurance treaty that provides a benefit when Triad’s risk-to-capital ratio exceeds 25-to-1 and the combined ratio exceeds 100% (the “attachment point”). Once the attachment point has been reached, following a one-time deductible of $25 million, the carrier is responsible for the reimbursement of all paid losses in each quarter that the attachment point is breached up to the one-time $95 million policy limit. The coverage period is for 10 years. Additionally, terms of the treaty require Triad to continue the payment of premiums to the reinsurer amounting to approximately $2 million per year for the entire ten year period. The reinsurance treaty attached at the end of the first quarter of 2008; however, in April 2008 the reinsurance carrier provided a purported notice of termination of the agreement. By letter dated May 5, 2008, Triad notified the reinsurer that the Company considered the treaty to still be in effect and demanded arbitration seeking a ruling (i) stating that the reinsurance remained in effect and (ii) requiring that the reinsurer comply with terms of the treaty. The arbitration took place in front of a three-person panel in December 2008 and January 2009, with post-hearing briefs and oral arguments in February 2009. The Company expects a decision to be rendered by the arbitration panel in the second quarter of 2009.

Insurance In Force, Dividend Restrictions, and Statutory Results
          Historically, insurance regulators and rating agencies utilized the risk-to-capital ratio as a general guideline to limit the risk a mortgage insurer could write with a 25-to-1 risk-to-capital ratio as the maximum allowed. Capital for purposes of this computation includes the statutory capital and surplus as well as the statutory contingency reserve. The amount of net risk for insurance in force at March 31, 2009, December 31, 2008, and March 31, 2008, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements, any applicable stop-loss limits and deductibles. Several states have specifically allowed mortgage insurers to reduce the risk outstanding by the amount of risk in default in their calculation of risk-to-capital. In the calculation presented below, the Company has not reduced the risk outstanding for the risk in default. Triad’s ratio is as follows:

	March 31,	December 31,	March 31,
(dollars in thousands)	2009	2008	2008
Net risk	$10,630,486	$11,019,036	$11,969,155

Statutory capital and surplus	$393,328	$88,027	$203,352
Statutory contingency reserve	—	—	228,208

Total	$393,328	$88,027	$431,560

Risk-to-capital ratio	27.0 to 1	125.2 to 1	27.7 to 1

          The increase in statutory policyholders’ surplus and the decline in the risk-to-capital ratio at March 31, 2009 from the levels at December 31, 2008 is primarily the result of the impact on statutory loss reserves of the additional Corrective Order that requires all valid claims be paid 60% in cash and 40% by recording a DPO. As a result of this requirement, loss reserves under SAP at March 31, 2009 were reduced by $485.5 million. This accounting change under SAP was adopted on a prospective basis, and, accordingly, the entire amount was recorded as a cumulative effect to surplus. There was no such impact to loss reserves calculated on a GAAP basis.
          In run-off, Triad will not be issuing any new commitments for insurance. Any new insurance written will come only from commitments issued up to July 15, 2008 and this amount will be immaterial. Even if Triad’s risk-to-capital ratio were to be reduced to 25.0 or lower as a result of the additional Corrective Order, we would continue to be prohibited from issuing new commitments for insurance.
          As determined in accordance with SAP, Triad experienced a net loss of $171.0 million for the three months ended March 31, 2009, a net loss of $573.9 million for the year-ended December 31, 2008, and a net loss of $155.0 million for the three months ended March 31, 2008. Effective September 30, 2008, Triad changed its method of calculating the reserve for losses under SAP for its statutory financial statements to comply with the Illinois insurance code, which requires that reserves are to be provided on loans that were in default four months or greater or loans in foreclosure. Previously, Triad had provided reserves on loans that were two months or greater in default or loans in foreclosure, which was another acceptable method of statutory accounting. This change had no impact on the Company’s methodology for calculating reserves under GAAP.
          Under the Corrective Orders issued by the Division, Triad is currently prohibited, and expects to be prohibited for the foreseeable future, from paying any dividends to the Company. Triad also has a $25 million outstanding surplus note held by the Company. Under the terms of the Corrective Orders, Triad is also prohibited from paying interest on the surplus note.

Loss Reserves
          The Company establishes loss reserves to provide for the estimated costs of settling claims on loans reported in default and estimates of loans in default that are in the process of being reported to the Company as of the date of the financial statements. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. Amounts recoverable from the sale of properties acquired in lieu of foreclosure are considered in the determination of the reserve estimates. Loss reserves are established by management using historical experience and by making various assumptions and judgments about claim rates (frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default. The Company’s reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as default status, policy year, specific lenders, and the number of months the policy has been in default, as well as the combined original loan-to-value (“LTV”) ratio. Also, the Company believes policies originated by certain lenders may have involved misrepresentations, fraud or other underwriting violations that provide Triad with the right to deny or rescind coverage and, accordingly, the reserving methodology also accounts for expected rescissions. The assumptions utilized in the calculation of the loss reserve estimate are continually reviewed, and as adjustments to the reserve become necessary, such adjustments are reflected in the financial statements in the periods in which the adjustments are made.
Litigation
          The Company is involved in litigation in the ordinary course of business as well as the case named below. No pending litigation is expected to have a material adverse effect on the financial position of the Company.
          On February 6, 2009, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina. The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between October 26, 2006 and November 10, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers. The court has appointed lead counsel for the plaintiff and an amended complaint is due June 15, 2009. We intend to contest the lawsuit vigorously.
          Triad maintains a $95 million Excess-of-Loss reinsurance treaty that provides a benefit when Triad’s risk-to-capital ratio exceeds 25-to-1 and the combined ratio exceeds 100% (the “attachment point”). Once the attachment point has been reached, following a one-time deductible of $25 million, the carrier is responsible for the reimbursement of all paid losses in each quarter that the attachment point is breached up to the one-time $95 million policy limit. The coverage period is for 10 years. Additionally, terms of the treaty require Triad to continue the payment of premiums to the reinsurer amounting to approximately $2 million per year for the entire ten year period. The reinsurance treaty attached at the end of the first quarter of 2008; however, in April 2008 the reinsurance carrier provided a purported notice of termination of the agreement. By letter dated May 5, 2008, Triad notified the reinsurer that the Company considered the treaty to still be in effect and demanded arbitration seeking a ruling (i) stating that the reinsurance remained in effect and (ii) requiring that the reinsurer comply with terms of the treaty. The arbitration took place in front of a three-person panel in December 2008 and January 2009, with post-hearing briefs and oral arguments in February 2009. The Company expects a decision to be rendered by the arbitration panel in the second quarter of 2009.
6. Fair Value Measurement
          The Company utilizes the provisions of SFAS 157 in its estimation and disclosures about fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

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
          An asset’s or a liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company did not have any material assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2009. The following table summarizes the assets measured at fair value on a recurring basis and the source of the inputs in the determination of fair value as of March 31, 2009 and December 31, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available-for-sale
Fixed maturities	$904,904	$—	$903,146	$1,757
Equity securities	491	491	—	—

Total	$905,395	$491	$903,146	$1,757

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available-for-sale
Fixed maturities	$854,186	$—	$851,651	$2,535
Equity securities	583	583	—	—

Total	$854,769	$583	$851,651	$2,535

          Significant unobservable inputs (Level 3) were used in determining the fair value on certain bonds in the fixed maturities portfolio during this period. The following table provides a reconciliation of the beginning and ending balances of these Level 3 bonds and the related gains and losses related to these assets during the first three months of 2009.

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
Certain Bonds in Fixed Maturities AFS Portfolio

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
Beginning balance	$2,535	$7,402
Total gains and losses (realized and unrealized):
Included in operations	(288)	(131)
Included in other comprehensive income	(83)	(43)
Purchases, issuances and settlements	(407)	(3,883)
Transfers in and/or out of Level 3	—	—

Ending balance	$1,757	$3,345

The amount of total gains and losses for the period included in operations attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(371)	$(63)

          Gains and losses (realized and unrealized) included in operations or other comprehensive income for the three months ended March 31, 2009 are reported as net realized investment losses as a loss of $288,306 and an unrealized loss through other comprehensive loss of $82,439.
7. Earnings (Loss) Per Share (“EPS”)
          Basic and diluted EPS are based on the weighted-average daily number of shares outstanding. For the three months ended March 31, 2009 and 2008, the basic and diluted EPS denominators are the same weighted-average daily number of shares outstanding. In computing diluted EPS, only potential common shares that are dilutive – those that reduce EPS or increase loss per share – are included. Exercise of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported. The numerator used in basic EPS and diluted EPS is the same for all periods presented. For the three months ended March 31, 2009, options to purchase approximately 30,600 shares of the Company’s stock were excluded from the calculation of EPS because they were antidilutive.
8. Comprehensive Income (Loss)
          Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). For the Company, other comprehensive income (loss) is composed of unrealized gains or losses on available-for-sale securities and foreign currency exchange, net of income tax. Effective with the issuance of the Corrective Order, the Company no longer has the ability to hold unrealized losses until such time that the securities recover in value or mature due to the possibility that Illinois law may require the Director to seek receivership if the corrective plan were deemed ineffective. Thus, any security with a fair value less than the book value at the balance sheet date is considered to be other-than-temporarily impaired and the loss is recognized as a realized loss in the Statement of Operations. For the three months ended March 31, 2009 and March 31, 2008, the Company’s other comprehensive income was $10.3 million and $11.1 million, respectively, and the Company’s comprehensive loss was $44.9 million and $161.1 million, respectively.

9. Income Taxes
          The income tax benefit for the first quarter of 2009 differs substantially from that which is computed by applying the Federal statutory income tax rate of 35% to the loss before income taxes. This difference is primarily due to the Company’s inability to recognize a benefit for expected tax loss carry forwards.
10. Exit Costs
          In June 2008, the Company recorded an accrual for certain exit costs in connection with the transition of its business into run-off. As part of the transition to run-off, Triad implemented a reduction in workforce by terminating approximately 100 employees based primarily in the sales, marketing, technology and underwriting functions. The remaining workforce of approximately 150 employees is focused on the payment of legitimate claims and servicing the insurance portfolio during the run-off period.
          As a result of the transition into run-off, the Company recorded an estimated pre-tax charge of approximately $8.3 million in other operating costs on the Statement of Operations for the period ended June 30, 2008. These charges included approximately $7.1 million in severance and related personnel costs, approximately $1.0 million related primarily to the abandonment of a portion of Triad’s main office lease that is expected to continue through 2012, and approximately $0.2 million related to the termination of certain other leases, including those related to underwriting offices, equipment and automobiles. At March 31, 2009, there remained approximately $1.2 million of accrued severance and related personnel costs and $712,000 of lease abandonment costs. There have been no significant changes to the original estimates since the initial establishment of the exit cost accruals.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes our consolidated financial condition, changes in financial position, and results of operations for the three months ended March 31, 2009 and 2008. This discussion supplements Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, and should be read in conjunction with the interim financial statements and notes contained herein.
          Certain of the statements contained in this release are “forward-looking statements” and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include estimates and assumptions related to economic, competitive, regulatory, operational and legislative developments. These forward-looking statements are subject to change, uncertainty and circumstances that are, in many instances, beyond our control and they have been made based upon our current expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of a number of factors, including our ability to operate our business in run-off, the possibility of general economic and business conditions that are different than anticipated, legislative, regulatory, and other similar developments, changes in interest rates, employment rates, the housing market, the mortgage industry and the stock market, as well as the relevant factors described in this report under the headings “Risk Factors” and “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as in other reports and statements that we file with the Securities and Exchange Commission. Forward-looking statements are based upon our current expectations and beliefs concerning future events and we undertake no obligation to update or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made.

Overview
          Triad Guaranty Inc. (the “Company”) is a holding company that historically provided private mortgage insurance coverage in the United States through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”). “Triad”, as used in this report, includes the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation. Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and we are operating our business in run-off. As used in this report, the term “run-off” means writing no new mortgage insurance policies, but continuing to service existing policies. Servicing existing policies includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate our loss; and settling all legitimate filed claims per the provisions of the two Corrective Orders issued in August 2008 and March 2009 by the Illinois Department of Financial and Professional Regulation, Division of Insurance (the “Division”). These Corrective Orders, among other things, include restrictions on the distribution of dividends or interest on notes payable to its parent by Triad, allow management to continue to operate Triad under close supervision, and include restrictions on the payment of claims. Failure to comply with the provisions of the Corrective Orders may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad.
          We have historically provided Primary and Modified Pool mortgage guaranty insurance coverage on U.S. residential mortgage loans. We classify insurance as Primary when we are in the first loss position and the loan-to-value amount, or LTV, is 80% or greater when the loan is first insured. We classify all other insurance as Modified Pool. The majority of our Primary insurance has been delivered through the flow channel, which is defined as loans originated by lenders and submitted to us on a loan-by-loan basis. We have also historically provided mortgage insurance to lenders and investors who seek additional default protection (typically secondary coverage or on loans for which the individual borrower has greater than 20% equity), capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. These transactions are referred to as our structured bulk channel business. Those individual loans in the structured bulk channel in which we are in the first loss position and the LTV ratio is greater than 80% are classified as Primary. All of our Modified Pool insurance has been delivered through the structured bulk channel. Our insurance remains effective until one of the following events occurs: the policy is cancelled at the insured’s request; we terminate the policy for non-payment of premium; the policy defaults and we satisfy our obligations under the insurance contract; or we rescind the policy for violations of provisions of a master policy.
          In run-off, our revenues principally consist of:
•	earned renewal premiums from the remaining insurance in force, net of:
o	reinsurance premiums ceded, primarily for captive reinsurance, and

o	refunds paid or accrued resulting from the cancellation of insurance in force or for coverage anticipated to be rescinded due to violations of certain provisions of a master policy; and
•	investment income.
          We may also realize investment gains and investment losses on the sale and impairment of securities, with the net gain or loss reported as a component of revenue.
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
          Triad has entered into two Corrective Orders with the Division. The first Corrective Order was entered into on August 5, 2008 and remains in effect. This Corrective Order was implemented as a result of our decision to cease writing new mortgage guaranty insurance and to commence a run-off of our existing insurance in force as of July 15, 2008. Among other things, this Corrective Order:
•	Required Triad to submit a corrective plan to the Division;

•	Prohibits all stockholder dividends from Triad to its parent company without the prior approval of the Division;

•	Prohibits interest and principal payments on Triad’s surplus note to its parent company without the prior approval of the Division;

•	Restricts Triad from making any payments or entering into any transaction that involves the transfer of assets to, or liabilities from, any affiliated parties without the prior approval of the Division;

•	Requires Triad to obtain prior written approval from the Division before entering into certain transactions with unaffiliated parties;

•	Requires Triad to meet with the Division in person or via teleconference as necessary; and

•	Requires Triad to furnish to the Division certain reports, agreements, actuarial opinions and information on an ongoing basis at specified times.
          We submitted a corrective plan to the Division as required under the Corrective Order. The corrective plan we submitted included, among other items, a five-year statutory financial projection for Triad and a detailed description of our planned course of action to address our current financial condition. The financial statements that form the basis of our corrective plan were prepared in accordance with Statutory Accounting Principles (“SAP”) set forth in the Illinois Insurance Code. SAP differs from GAAP, which are followed to prepare the financial statements presented in this report. We received approval of the corrective plan from the Division in October 2008.

          Since the approval of our initial corrective plan, we revised the assumptions we initially utilized in our run-off financial forecast model as a result of a number of factors, including continued deteriorating economic conditions impacting our financial condition, results of operations and future prospects. The new assumptions produced a range of potential ultimate outcomes for our run-off, but included projections showing that absent additional action by the Division or favorable changes in our business, we would report a deficiency in policyholders’ surplus as calculated in accordance with SAP as early as March 31, 2009 and continuing at least through 2011. This statutory insolvency would likely lead to the institution by the Division of receivership proceedings against Triad if not corrected.
          As a result, the Division issued a second Corrective Order on March 31, 2009. This Corrective Order stipulates:
•	Effective June 1, 2009 or at a later date as determined by the Division, all valid claims under Triad’s mortgage guaranty insurance policies will be paid 60% in cash and 40% by recording a deferred payment obligation (“DPO”);

•	At March 31, 2009, Triad was required to adjust surplus and reserves reflecting the impact of the Corrective Order on future paid claims;

•	The DPO will accrue a carrying charge based on the investment yield earned by Triad’s investment portfolio;

•	Payment of the carrying charge and the DPO will be subject to Triad’s future financial performance and will require the approval of the Division;

•	Procedures to follow to account for the impact of the Corrective Order in the financial statements prepared in accordance with SAP;

•	Upon payment of a claim under these provisions, Triad shall be deemed to have fully satisfied its obligations under the respective insurance policy;

•	Other restrictions and requirements affecting the payment and transferability of the DPOs and associated carrying charge; and

•	Certain reporting requirements.
          As the payment of the DPO is dependent on the approval by the Division, the DPO will be reported as a component of policyholders’ surplus in our financial statements prepared in accordance with SAP until such time as approval is given. However, the DPO will be reported as a liability in our financial statements prepared in accordance with GAAP. We requested that the Division hold a hearing on the Corrective Order to allow policyholders the opportunity to ask questions and express their views either orally or by written statement. The hearing was held on May 8, 2009. At the hearing, the Division extended the deadline for policyholders to provide written comments regarding the Corrective Order to May 15, 2009. Pending the conclusion of the comment period, we will await the Director’s decision regarding whether to modify the Corrective Order. We currently anticipate that we will adopt the requirements of the second Corrective Order on June 1, 2009.
          Failure to comply with the provisions of the Corrective Orders or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 for more information.
          Prior to the second Corrective Order, our recurring losses from operations and resulting decline in policyholders’ surplus as calculated in accordance with SAP increased the likelihood that Triad would be placed into receivership and raised substantial doubt about our ability to continue as a going concern. As a result of the positive impact on surplus resulting from the second Corrective Order, we believe it is less likely that Triad will be forced into receivership in the very near term as a result of a surplus deficiency. However, we must continue to execute the revised corrective plan under the terms of the Corrective Orders. Our consolidated financial statements that are presented in this report do not include any adjustments that reflect the financial risks of Triad entering receivership proceedings and assume that we will continue as a going concern. We expect losses from operations to continue and our ability to continue as a going concern is dependent on the successful implementation of the revised corrective plan. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 for more information.
          At March 31, 2009, as calculated under GAAP, the Company reported a deficit in assets of $181.4 million compared to a deficit in assets of $136.7 million at December 31, 2008 and stockholders’ equity of $338.4 million at March 31, 2008. A deficit in assets occurs when recorded liabilities exceed recorded assets and is not necessarily a measure of insolvency. The deficit in assets is primarily the result of the substantial increase in loss reserves and paid claims over the last six quarters. Although we have reported a deficit in assets at March 31, 2009, we had approximately $939.9 million of cash and invested assets compared to $840.6 million at March 31, 2008. We expect to continue to report a deficit in assets in future periods.
          We have identified a substantial number of underwriting or program violations and misrepresentations in defaults reported to us and we have subsequently rescinded or cancelled coverage on these policies at a rate substantially greater than we have historically experienced. In the fourth quarter of 2008, we expanded the criteria used to determine whether a default would be investigated for underwriting violations in accordance with our master policy provisions. While we will continue to settle legitimate claims, we expect an increase in rescission activity in 2009 based on the number of policies under review and the number of occurrences of underwriting violations identified during 2008. The impact of rescissions on reserves provided, claims not paid and accruals for anticipated premium refunds has been significant. See “Update on Critical Accounting Policies and Estimates” in this report for additional discussion on rescissions. Any impediment to our ability to rescind coverage for underwriting violations would be detrimental to our success in run-off.
          Triad maintains a $95 million Excess-of-Loss reinsurance treaty that is currently in arbitration. The arbitration hearing began in 2008 and we expect to have a decision in the second quarter of 2009. As the matter is in dispute as a gain contingency, we have not recorded any benefit from this reinsurance treaty in our GAAP financial statements. However, in consultation with the Division, we recorded in our statutory financial statements for the three months ended March 31, 2009 the net benefit of the reinsurance treaty of $41.2 million, which included the $95 million benefit and an accrual for the present value of the future 10-year premium expense due the reinsurer, reduced by a required reserve reflecting the dispute and aging of the recoverable required under SAP.
          Over the past several months, several government programs have been initiated that, in general, are designed to provide relief to homeowners and the financial markets. Some of these programs involve modifying the terms of mortgages in an effort to reduce foreclosure rates. Many of these programs have been expanded since originally developed and may continue to change. We are active participants in certain of these programs. We are unable to predict the impact that these recent government initiatives will have on our future results of operations and prospects.
Consolidated Results of Operations
          Following is selected financial information for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(dollars in thousands, except			%
per share data)	2009	2008	Change
Earned premiums	$44,358	$72,065	(38)
Net losses and loss adjustment expenses	101,577	221,259	(54)
Net loss	(55,174)	(150,014)	(63)
Diluted loss per share	(3.68)	(10.09)	(64)
          The first quarter net loss was primarily the result of the continued deterioration in the housing market as net losses and loss adjustment expenses (“LAE”) exceeded premium earned by $57.2 million. Net losses and LAE consisted of an increase in the reserve for losses and LAE of $74.9 million and direct paid losses and LAE of $66.8 million, offset partially by an increase in reinsurance recoverables of $40.1 million. Premium earned was negatively impacted by premium refunds and the increase in the liability for expected premium refunds.
          The reserve for losses and LAE continues to be impacted by the increase in the number of reported loans in default as well as the characteristics of the loans in default. The number of loans in default increased by 20% during the first quarter of 2009 from the number at December 31, 2008 while risk in default increased by 21%. Certain segments of our portfolio continue to perform more adversely as compared to the rest of the portfolio. These segments include:
•	Loans on properties in California, Florida, Arizona, and Nevada (which we refer to collectively as “distressed markets”). At March 31, 2009, the default rate for the distressed markets was 29.0% compared to 9.6% for the remaining portfolio and defaults in the distressed markets comprised 60.3% of the gross risk in default while only comprising 34.5% of total risk in force.

•	Policies originated in 2006 and 2007. At March 31, 2009, the default rate for these policy years was 19.9% compared to 9.6% for the other policy years and defaults in these policy years comprised 74.2% of the gross risk in default while only comprising 57.4% of total risk in force.
          The increase in reserve for losses and LAE in the first quarter of 2009 was mitigated somewhat by the impact of risk-sharing structures, both from lender-captives and modified pool contracts, as well as by increases in the rescission factors used in the estimate of loss reserves. At March 31, 2009, total benefits received from risk-sharing structures amounted to 25.6% of gross calculated reserves compared to 20.7% at December 31, 2008 and 14.3% at March 31, 2008. Our reserving methodology incorporates a benefit to account for expected rescissions in the frequency factors. During the first quarter of 2009, we increased this factor for certain segments of our portfolio, which served to mitigate reserves. In cases where we do rescind coverage, we return all premiums paid on the policy.
          Net paid losses and LAE was $56.7 million in the first quarter of 2009. We continued to experience a moderation in claims paid activity during the first quarter of 2009 due primarily to government and lender foreclosure moratoriums, and continued efforts on our part to investigate policies for fraud, misrepresentation or other underwriting violations.
          Earned premium for the first quarter of 2009 decreased by 38% compared to the first quarter of 2008, primarily due to refunds and expected refunds of premium from rescission activity. A decline in insurance in force at March 31, 2009 from March 31, 2008, resulting from low levels of new insurance written during the preceding twelve months, also contributed to the decline in earned premium.
          Other operating expenses for the first quarter of 2009 decreased by 33% as compared to the first quarter of 2008, primarily due to the elimination of a large percentage of our work force in the second and third quarter of

2008 as we entered into run-off. Additionally, we wrote off all existing deferred acquisition costs of approximately $34 million during the first quarter of 2008.
          We describe our results of operations in greater detail in the discussion that follows. The information is presented in four categories: Production; Insurance and Risk in Force; Revenues; and Losses and Expenses.
     Production
          On July 15, 2008, we ceased issuing commitments for mortgage insurance. Going forward, our production will consist of certificates issued from commitments for mortgage insurance that were entered into prior to July 15, 2008. We wrote approximately $24 million of new insurance for the three months ended March 31, 2009, all of which was from our Primary flow channel. For the three months ended March 31, 2008, we wrote approximately $1.9 billion of new insurance. We do not expect a material amount of production going forward.
     Insurance and Risk in Force
          The following table provides detail on our direct insurance in force at March 31, 2009 and 2008:

	March 31,
(dollars in millions)	2009	2008	% Change
Primary insurance:
Primary flow insurance	$37,881	$42,086	(10)
Structured bulk insurance	3,780	4,374	(14)

Total Primary insurance	41,661	46,460	(10)

Modified Pool insurance	18,825	21,187	(11)

Total insurance	$60,486	$67,647	(11)

          Insurance in force at March 31, 2009 declined 10.6% from March 31, 2008 due to the low amount of insurance written over the preceding twelve months. This decline was moderated by very strong persistency over the past year. Primary insurance persistency improved to 86.9% at March 31, 2009 compared to 83.3% at March 31, 2008 while modified pool insurance persistency improved to 88.8% at March 31, 2009 compared to 84.9% at March 31, 2008. We believe the increase in our persistency reflects the general inability of borrowers to refinance or sell their homes due to stricter underwriting guidelines by lenders, as well as the nationwide decline in home prices. Mortgage interest rates are at near historically low levels and the majority of our insurance in force has associated interest rates greater than the current rates. Recent government and private industry initiatives were developed, in part, to promote liquidity in the mortgage markets through modifications to existing qualifying loans. Given the interest rate environment and these initiatives, persistency could decline from current levels in the remainder of 2009, which could have an adverse impact on our future earned premiums.
          The following tables provide information on selected risk characteristics of our business based on gross risk in force at March 31, 2009 and 2008. The following is a list of characteristics we believe are important indicators of risk in our portfolios:
•	The percentage of business defined as non-prime credit quality;

•	The percentage of Alt-A business;

•	The percentage of business with a loan-to-value (“LTV”) greater than 95%;

•	The percentage of interest only loans and adjustable rate mortgages (“ARMs”), particularly ARMs with potential negative amortization;

•	The percentage of condominium property types;

•	The percentage of non-primary residence occupancy status;

•	The percentage of loans in excess of $250,000;

•	The concentration of risk in distressed market states; and

•	The presence of multiple risk factors on a single insured loan.
Risk in Force (1)

	Primary		Modified Pool
	March 31,		March 31,
(dollars in millions)	2009	2008	2009	2008
Gross Risk in Force	$10,853	$12,126	$5,468	$6,194

Credit Quality:
Prime	76.4%	75.2%	28.1%	27.8%
Alt-A	20.2	21.2	71.1	71.4
A-Minus	3.0	3.1	0.7	0.7
Sub Prime	0.4	0.5	0.1	0.1

Total	100.0%	100.0%	100.0%	100.0%

LTV:
Greater than 95%	24.9%	25.3%	—%	—%
90.01% to 95.00%	32.7	32.6	0.2	0.3
90.00% and below	42.4	42.1	99.8	99.7

Total	100.0%	100.0%	100.0%	100.0%

Loan Type:
Fixed	66.9%	65.5%	26.5%	26.1%
Interest Only	10.3	10.6	23.0	23.4
ARM (amortizing) fixed period 5 years or greater	8.4	9.1	30.8	31.5
ARM (amortizing) fixed period less than 5 years	2.1	2.3	5.6	5.8
ARM (potential negative amortization)	12.3	12.5	14.1	13.2

Total	100.0%	100.0%	100.0%	100.0%

Property Type:
Condominium	10.8%	10.5%	9.7%	9.5%
Other (principally single-family detached)	89.2	89.5	90.3	90.5

Total	100.0%	100.0%	100.0%	100.0%

Occupancy Status:
Primary residence	87.7%	87.7%	73.2%	73.5%
Secondary home	8.0	7.9	6.1	6.1
Non-owner occupied	4.3	4.4	20.7	20.4

Total	100.0%	100.0%	100.0%	100.0%

Mortgage Amount:
$0 - $50,000	0.8%	0.9%	0.5%	0.5%
$51,000 - $100,000	9.3	9.5	5.3	5.3
$100,001 - $250,000	51.9	51.8	45.3	45.5
$250,001 - $500,000	32.3	31.9	42.1	42.2
Over $500,000	5.7	5.9	6.8	6.5

Total	100.0%	100.0%	100.0%	100.0%

Market Status:
Distressed market states (AZ, CA, FL, NV)	27.1%	27.1%	49.0%	48.3%
Non-distressed market states	72.9	72.9	51.0	51.7

Total	100.0%	100.0%	100.0%	100.0%

(1)	Percentages represent distribution of gross risk in force on a per policy basis and does not account for risk ceded to captive reinsurers or applicable stop-loss amounts and deductibles on Modified Pool structured bulk transactions.

          The composition of our risk in force at March 31, 2009, based on certain of the risk factors that we measure, including credit quality, LTV, loan type, property type, occupancy status, and mortgage amount, remained relatively consistent with that of a year ago given the lack of production over the previous twelve months and the high level of persistency. Additionally, while our exposure to the distressed markets expressed as a percentage of the total has remained consistent over the past twelve months, the contribution to losses from the distressed markets has been adversely disproportional to the percentage of the portfolio. Our portfolio contains significant exposure to Alt-A loans and pay option ARMS, as well as interest only loans. An inherent risk in both a pay option ARM and an interest only loan is the scheduled milestone in which the borrower must begin making amortizing payments. These payments can be substantially greater than the minimum payments required before the milestone is met. An additional risk to a pay option ARM loan is that the payment being made may be less than the amount of interest accruing, creating negative amortization on the outstanding principal of the loan. These features add uncertainty and potential risk. Due in part to recent market conditions, the Alt-A loans, pay option ARM loans, and interest only loans have, as a group, performed significantly worse than the remaining prime fixed rate loans through March 31, 2009.
          We believe that a policy with a high LTV, all else being equal, will have a greater risk of default than a policy with a low LTV, especially in periods such as we are in currently with declining home prices. In the table above, the percentage of risk in force by LTV is based on the LTV at the time the loan was originated. We have not been provided with the “mark-to-market” LTV, or the LTV using current loan amount and current market value, of our insured portfolio. To the extent that an insured loan in our portfolio has experienced a decline in the underlying value, and we believe this to be the case for a large percentage of our insured portfolio, the “mark-to-market” LTV of the policy may be substantially higher than that at origination.
          The premium rates we charge vary depending on the perceived risk of a loan at origination and generally cannot be changed after issuance of coverage. The premium rates charged for business originated in 2005, 2006 and 2007, and specifically for higher risk products including pay option ARMs and Alt-A loans, may not generate ongoing premium revenue sufficient to cover future losses associated with those products.
          The following table shows gross risk in force as of March 31, 2009 by year of loan origination. Business originated in 2006 and 2007 continues to comprise the majority of our risk in force. This is due to the significant amounts of production during these two years as well as the large number of policies that have been cancelled from prior origination years. In general, policies originated during 2006 and 2007 have significantly higher amounts of average risk per policy than policies originated prior to 2006. Furthermore, policies originated during these vintage years have exhibited higher default rates than preceding vintage years. For additional information regarding these vintage years, see “Losses and Expenses,” below.

	March 31, 2009
	Primary		Modified Pool
	Gross Risk		Gross Risk
(dollars in millions)	in Force *	Percent	in Force *	Percent
Vintage Year
2004 and before	$2,331.0	21.5	$781.7	14.3
2005	1,358.9	12.5	1,842.8	33.7
2006	2,288.4	21.1	2,057.7	37.6
2007	4,233.8	39.0	786.2	14.4
2008	640.5	5.9	—	—

Total	$10,852.6	100.0	$5,468.4	100.0

*	Gross risk in force is on a per policy basis and does not account for risk ceded to captive reinsurers or applicable stop-loss amounts and deductibles on Modified Pool structured bulk transactions.

          The percentage of our primary flow insurance in force subject to captive reinsurance arrangements at March 31, 2009 was 55.3%, a slight decrease from 56.1% at the end of the first quarter of 2008. Under captive reinsurance programs, reinsurance companies that are affiliates of the lenders assume a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. The risk reinsured by the captive is supported by assets held in trust with Triad as the beneficiary. At March 31, 2009, we had approximately $262.1 million in captive reinsurance trust balances with $186.9 million of reserves ceded to those captives, which helps limit our future loss exposure.
          During the first quarter of 2009, one of our captive reinsurance agreements and the supporting trust agreement was terminated at the request of the reinsurer. As a result of the termination, all coverage ceased, the trust balance of $8.1 million supporting the reinsurance agreement was returned to Triad, and the 2008 year-end reinsurance recoverable of $7.6 million was eliminated.
     Revenues
          A summary of the significant individual components of our revenue for the first quarter of 2009 and 2008 follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008	% Change
Direct premium written before the impact of refunds	$79,997	$91,160	(12)
Less:
Cash refunds	(5,323)	(1,376)	287
Change in accruals	(19,051)	(398)	4,687

Direct premium written	55,623	89,386	(38)
Ceded premium written	(11,130)	(15,995)	(30)

Net premium written	44,493	73,391	(39)
Change in unearned premiums	(135)	(1,326)	(90)

Earned premiums	$44,358	$72,065	(38)

Net investment income	$11,192	$9,546	17

Net realized investment (losses) gains	$(4,565)	$2,703	(269)

Total revenues	$50,987	$84,316	(40)
          The main reasons behind the decline in direct premium written are the drop in insurance in force and the impact of premium refunds from rescissions. Insurance in force at March 31, 2009 declined by 10.6% since March 31, 2008, primarily a result of the negligible amount of new insurance written over the one-year period. Rescission activity has increased dramatically since the first quarter of 2008. The table above shows the effect of cash premiums refunded, primarily due to rescission activity, in the first quarter of 2009, as well as the change in the accrual we provide for expected premium refunds on policies that are currently under investigation for rescission.
          Ceded premium written is comprised primarily of premiums written under excess of loss reinsurance treaties with captives. The decline in ceded premium during the first quarter of 2009 over the first quarter of 2008 was primarily due to a decrease in insurance in force subject to captive reinsurance along with the establishment of an accrual to account for the rescission of coverage on policies subject to captive reinsurance and the respective expected refunds of premiums previously ceded. The premium cede rate increased to 20.0% for the first quarter of

2009 compared to 17.9% for the first quarter of 2008, primarily reflecting the larger impact of refunds on direct premium written.
          Net investment income grew primarily due to the growth in average invested assets and an increase in the yield of the portfolio. Average invested assets at cost or amortized cost grew by 16.5% during the past year as a result of the investment of positive operating cash flows. The book yield on our investment portfolio was 4.77% at March 31, 2009 compared to 4.55% at March 31, 2008. Realized investment losses were $4.7 million in the first quarter of 2009 compared to a realized investment gain of $2.7 million in the corresponding period in 2008. The realized investment losses in the first quarter of 2009 were primarily due to other-than-temporary impairment losses. For a further discussion, see “Investment Portfolio”.
     Losses and Expenses
          A summary of the individual components of losses and expenses for the three months ended March 31, 2009 and 2008 follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008	% Change
Net losses and loss adjustment expenses:
Net paid claims	$53,920	$40,471	33
Net change in loss reserves	39,628	174,561	(77)
Loss adjustment expenses	8,029	6,227	29

Total	101,577	221,259	(54)
Net change in premium deficiency	—	15,000	(100)
Policy acquisition costs	—	39,416	(100)
Other operating expenses (net of acquisition costs deferred)	9,411	14,105	(33)

Loss ratio	229.0%	307.0%	(25)
Expense ratio	21.2%	25.5%	(17)
Combined ratio	250.2%	332.5%	(25)
          Net losses and LAE are comprised of paid losses and LAE as well as the increase in the loss and LAE reserve during the period. The following paragraphs look at some of the specifics of the individual components of net losses and LAE.
          The following table provides detail on direct paid claims and number of paid claims for our Primary and Modified Pool insurance prior to the effect of ceded paid claims for the first quarter ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008	% Change
Direct Paid claims:
Primary insurance	$56,277	$29,235	92.5
Modified Pool insurance	7,735	10,852	(28.7)

Total	$64,012	$40,087	59.7

Number of claims paid:
Primary insurance	1,044	686	52.2
Modified Pool insurance	131	167	(21.6)

Total	1,175	853	37.7

          The average paid loss increased to $54,500 during the first quarter of 2009 compared to $47,000 during the same period of 2008. The increase in the average paid loss is primarily the result of a higher percentage of claims from the more recent vintage years and from the distressed markets, both of which reflect larger loan balances, as well as a decline in our ability to mitigate losses. The paid loss activity in the first quarter of 2009 was tempered somewhat due to a number of factors, including lender and GSE foreclosure moratoriums, delays by the servicers due to a large increase in the number of defaults, our ongoing effort to identify fraud, misrepresentation or other underwriting violations in policies which are currently in default, as well as increased rescission activity. We expect paid losses will continue to increase throughout 2009. The recording of a DPO as required by the second Corrective Order will not impact reported paid losses. We will continue to report the entire amount as a paid loss and will establish a liability for the deferred portion.
          The following table shows the average loan size and average risk per policy by vintage year. Policies originated during 2006 and 2007 comprised approximately 47% of our first quarter 2009 paid claim inventory and had an average paid loss of $61,700 and $69,700, respectively. We expect the average paid loss to continue to increase in the remainder of 2009 as policies originated during 2006 and 2007 continue to comprise a greater proportion of our paid claims.

	Primary		Modified Pool
	Average	Average	Average	Average
	Loan Size	Insured Risk	Loan Size	Insured Risk
Vintage Year
2004 and Prior	$117,271	$29,935	$139,883	$41,636
2005	155,532	40,922	176,322	57,387
2006	207,178	53,565	263,235	69,209
2007	206,736	55,645	272,816	79,131
2008	203,791	46,875	—	—

Overall Average	$171,062	$44,560	$207,891	$60,389
          Claims from the distressed markets comprised 56.3% and 38.8% of total gross paid losses in the first quarter of 2009 and 2008, respectively, while they only comprised 39.8% and 21.7% of the paid claim inventory in the respective periods reflecting the greater average loan size in these markets. The following table shows the average loan size and average risk per policy for the distressed markets compared to the remainder of the portfolio.

	Primary		Modified Pool
	Average	Average	Average	Average
	Loan Size	Insured Risk	Loan Size	Insured Risk
Distressed States:
California	$336,689	$84,203	$331,926	$88,560
Florida	201,863	53,499	211,444	57,856
Arizona	198,296	52,143	204,018	63,020
Nevada	241,420	65,105	226,455	71,652

Average distressed states	$240,688	$62,445	$259,911	$72,270

Average non-distressed states	$154,351	$40,268	$171,795	$52,145
          The increase in average paid loss was also influenced by our reduced ability to mitigate claims. Beginning in late 2006, we began to experience a significant reduction in our ability to reduce the severity of our claims paid through the sale of properties. Subsequent declines in home prices across almost all markets, with significant declines in the distressed markets, have continued to negatively impact our ability to mitigate losses through the sale of properties. We expect our ability to mitigate losses will continue to be adversely affected by the continued pressure on home prices combined with the limited availability of credit in the U.S. financial markets.
          The table below provides the gross cumulative paid loss ratios by book year (calculated as direct losses paid divided by direct premiums received, in each case for a particular book year) that have developed through March 31, 2009 and 2008. Book years with a significant amount of refinancings such as the years 2000, 2001, and 2002 will show higher cumulative loss ratios than those with stable persistency rates due to a smaller amount of premium collected over time. The data below excludes the effects of reinsurance.

	Cumulative Paid Loss Ratios
	as of March 31,
Book Year	2009	2008
1996	14.6%	14.5%
1997	10.5	10.3
1998	6.9	6.8
1999	9.9	9.8
2000	35.9	35.3
2001	32.5	31.3
2002	33.7	32.1
2003	20.9	17.6
2004	28.2	19.1
2005	53.5	27.3
2006	50.6	17.0
2007	27.9	1.6
2008	1.1	—
          In the past twelve months, we have experienced large increases in the cumulative paid loss ratios for the 2005, 2006, and 2007 vintage years and more gradual increases for the other vintage years. While we have historically expected higher claim payments in the second through the fifth years after loan origination, the more recent vintage years have developed at a much faster rate from a default and claim perspective than historical trends would indicate. We do not expect this adverse development to subside and expect the cumulative paid loss ratios for the 2005, 2006 and 2007 books of business to ultimately be significantly higher than our previous books of business and possibly greater than 100%.
          Net losses and loss adjustment expenses also include the change in reserves for losses and loss adjustment expenses. The following table shows the change in reserves for losses and LAE for the three months ended March 31, 2009 and March 31, 2008:

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008	% Change
Increase in reserve for losses and LAE on a gross basis before the benefit of captives, Modified Pool structures and rescissions	$184,642	$217,814	(15)

Less:
Ceded reserves to captive reinsurers	30,018	8,633	248
Impact of Modified Pool structures	67,629	11,063	511
Impact of anticipated rescissions	42,104	18,924	122

Net increase in reserve for losses and loss adjustment expenses	$44,891	$179,194	(75)

          The net increase in reserve for losses and loss adjustment expenses was much greater in the first quarter of 2008 than in the first quarter of 2009 for a number of reasons:
•	We increased the rescission factors utilized in the reserve methodology for certain segments of the default inventory in the first quarter of 2009, which mitigated the reserve increase;

•	The actual number of loans in default increased by 20% in the first quarter of 2009 while defaults increased by 30% during the first quarter of 2008;

•	During the first quarter of 2008, the composition of our default inventory experienced a large increase in the percentage of defaults from distressed markets, which have higher risk per loan amounts. This percentage did not change during the first quarter of 2009; and

•	In the first quarter of 2009, we received a much greater benefit from structures, both from captive reinsurance and modified pool, than we did in the first quarter of 2008. In the first quarter of 2009, the increase in benefits received from captive reinsurance and modified pool structures amounted to 71% of the gross change in loss reserves while this percentage was only 14% in the first quarter of 2008.
          The following table provides further information about our loss reserves excluding the effects of captive reinsurance at March 31, 2009, December 31, 2008 and March 31, 2008:

	March 31,	December 31,	March 31,
(dollars in thousands)	2009	2008	2008
Primary insurance:
Reserves for reported defaults	$779,633	$728,981	$388,805
Reserves for defaults incurred but not reported	82,743	109,716	40,601

Total Primary insurance	862,376	838,697	429,406

Modified Pool insurance:
Reserves for reported defaults	364,930	309,112	102,118
Reserves for defaults incurred but not reported	12,640	22,494	7,275

Total Modified Pool insurance	377,570	331,606	109,393

Reserve for loss adjustment expenses	22,800	17,537	8,967

Total reserves for losses and loss adjustment expenses	$1,262,746	$1,187,840	$547,766

          The above table does not account for reserves ceded to lender-sponsored captive reinsurers. The amount recoverable under captive reinsurance contracts, net of amounts due the respective reinsurers, is shown as an asset on the balance sheet and amounted to approximately $186.9 million and $15.9 million at March 31, 2009 and 2008, respectively.
          The following table indicates the growth in both the gross risk in default in the four distressed market states and reserves attributable to these states at March 31, 2009, December 31, 2008 and March 31, 2008.

	March 31,	December 31,	March 31,
(dollars in thousands)	2009	2008	2008
% of Gross Risk In Force:
California	14.6%	14.6%	15.2%
Florida	11.7%	11.6%	12.1%
Arizona	5.2%	5.2%	5.5%
Nevada	3.0%	3.0%	3.1%

Total Distressed Market States	34.5%	34.4%	35.9%

% of Gross Risk in Default:
California	25.4%	25.1%	22.0%
Florida	22.4%	23.1%	22.5%
Arizona	7.4%	7.2%	5.9%
Nevada	5.1%	5.0%	4.1%

Total Distressed Market States	60.3%	60.4%	54.5%

% of Gross Reserves:
California	24.5%	24.4%	21.8%
Florida	23.3%	23.5%	22.6%
Arizona	8.1%	7.4%	5.7%
Nevada	5.4%	5.0%	4.1%

Total Distressed Market States	61.3%	60.3%	54.2%
          Certificates originated during 2007 and 2006 comprise 65.3% of our loans in default, but 74.2 % of the risk in default at March 31, 2009. The difference in percentages of loans in default and risk in default primarily reflects the higher loan amounts associated with these policy years.
          To illustrate the impact of the changes in the frequency and severity factors utilized in the reserve model, the following table details the amount of risk in default and the reserve balance as a percentage of risk in default at March 31, 2009, December 31, 2008 and March 31, 2008.

	March 31,	December 31,	March 31,
(dollars in thousands)	2009	2008	2008
Risk on loans in default	$3,297,135	$2,729,313	$1,388,181
Gross Case Reserves as a percentage of risk in default (1)	50.1%	49.3%	42.4%

(1)	Reflects gross case reserves, which excludes IBNR and ceded reserves and the benefit from Modified Pool structures, as a percent of risk in default for total Primary delinquent loans and total Modified Pool delinquent loans.

          The following table shows default statistics as of March 31, 2009, December 31, 2008 and March 31, 2008:

	March 31,	December 31,	March 31,
(dollars in thousands)	2009	2008	2008
Total business:
Number of insured loans in force	334,101	345,055	374,012
With deductibles	51,356	52,414	57,515
Without deductibles	282,745	292,641	316,497
Number of loans in default	48,332	40,286	21,916
With deductibles	11,135	9,058	5,128
Without deductibles	37,197	31,228	16,788
Percentage of loans in default (default rate)	14.47%	11.68%	5.86%
Percentage of loans in default excluding deductibles	13.16%	10.67%	5.30%

Primary insurance:
Number of insured loans in force	243,548	252,368	272,289
Number of loans in default	28,646	24,241	13,322
Percentage of loans in default	11.76%	9.61%	4.89%

Modified Pool insurance:
Number of insured loans in force	90,553	92,687	101,723
With deductibles	51,262	52,393	57,492
Without deductibles	39,291	40,294	44,231
Number of loans in default	19,686	16,045	8,594
With deductibles	11,135	9,058	5,128
Without deductibles	8,551	6,987	3,466
Percentage of loans in default	21.74%	17.31%	8.45%
Percentage of loans in default excluding deductibles	21.76%	17.34%	7.84%
          The number of loans in default increased by 121% over the twelve months ended March 31, 2009. The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current. The percentage of loans in default, or default rate, has increased by 147% over this same period. The default rate is affected by the number of policies in default as well as the number of policies in force. As we are in run-off and are no longer issuing commitments for mortgage insurance, we expect the number of policies in force to continue to decrease which will have an adverse effect on the default rate. We currently expect the overall default rate as well as the number of loans in default to increase during the remainder of 2009.
          We do not provide reserves on Modified Pool defaults with deductibles until the cumulative incurred losses for that transaction reach the deductible threshold. For the transactions that have exceeded this threshold, we recognized $259.3 million of losses at March 31, 2009. Although a majority of our structured bulk transactions have not exceeded the individual deductible amounts, most of the Modified Pool transactions that are exhibiting adverse development have exceeded the respective deductible amount. As a result, we believe that we have realized the majority of the benefit from the deductibles and do not expect any material benefit going forward.
          We also do not provide reserves on Modified Pool defaults where the cumulative incurred losses to date for the related structure have exceeded the stop loss amount. At March 31, 2009, our loss reserves were limited by $119.5 million as a result of incurred losses for certain structured transactions exceeding the respective stop loss amount. This amount was $37.5 million at December 31, 2008 and $0 at March 31, 2008. We believe that based on the recent development of our modified pool business, we will continue to provide additional reserves on structured bulk transactions with deductibles and we will continue to limit the addition of reserves due to Modified Pool contracts reaching stop loss limits.

          As part of our overall risk management strategy, we have entered into excess of loss captive reinsurance agreements with several of our lender customers. As detailed in Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2008, we retain the first loss position on the first aggregate layer of risk and reinsure a second finite layer with the captive reinsurer. Certain captives have exceeded the first loss layer in incurred losses, which resulted in the ceding of reserves and paid losses related to specific book years. At March 31, 2009, we had ceded $186.9 million of reserves and $10.1 million of paid losses to captive reinsurers, of which $8.1 million resulted from the termination of one captive reinsurance contact and the return of the trust balance. At March 31, 2008, we had ceded $15.9 million of reserves to captive reinsurers. If the current default and paid claim trends continue, we expect to cede additional reserves and paid losses to the captive reinsurers in the remainder of 2009.
Expenses and Taxes
          Other operating expenses during the first quarter of 2009 decreased by 33% compared to the period one year prior. This decrease is primarily the result of the large reduction in our work force as well as expenses incurred during the first quarter of 2008 associated with the attempted capital raising effort.
          During the first quarter of 2008, we wrote off the remaining deferred policy acquisition costs (“DAC”) asset balance of $34.8 million as the estimated gross loss in the remaining portfolio no longer supported the asset value. Subsequently, we have had and will have no further deferred acquisition cost.
          At the end of the first quarter of 2008, a review of our outstanding book of business resulted in the need to record a premium deficiency. The recording of the premium deficiency in the first quarter of 2008 resulted from: (1) reducing the DAC asset to zero ($34.8 million); (2) recording a premium deficiency reserve of $96.1 million; and (3) recording an estimated reinsurance recoverable of $81.1 million. Subsequent to the first quarter of 2008, the quarterly review of our outstanding book of business has not resulted in the need to establish any further premium deficiency. This is primarily due to the large increases in our recorded loss reserves.
          The income tax benefit recognized in the first quarter of 2009 of $5.5 million represents the reduction of the allowance applied to the deferred tax assets as a result of the unrealized gain. Going forward, we expect to continue to incur operating losses for tax purposes and generate net operating loss carry forwards for federal income tax reporting purposes for which we will be unable to receive any immediate benefit in our statement of operations.
          Our effective tax rate was 9.1% at March 31, 2009, which reflects our inability to recognize future tax benefits in accordance with GAAP. Our effective tax rate was 27.5% at March 31, 2008.
Financial Position
          Total assets at March 31, 2009 were $1.2 billion compared to $1.1 billion at December 31, 2008. Total cash and invested assets at March 31, 2009 increased slightly from the year-end level. Total liabilities increased to $1.4 billion at March 31, 2009 from $1.3 billion at December 31, 2008. This increase was primarily due to the growth in loss and LAE reserves. The deficit in assets has increased to $181.4 million at March 31, 2009 from $136.7 million at December 31, 2008.
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
     Prepaid Federal Income Taxes and Deferred Income Taxes
          During the period that the Company was reporting positive results of operations, we purchased ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) to take advantage of a special contingency reserve deduction that mortgage guaranty companies are allowed for tax purposes. We recorded these bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that are scheduled to become payable in ten years, when the contingency reserve is scheduled to be released, and the respective Tax and Loss Bonds are scheduled to mature. The scheduled proceeds from the maturity of the Tax and Loss Bonds were anticipated to be utilized to fund the income tax payments.
          Deferred income taxes are provided for the differences in reporting taxable income in the financial statements and on the tax return. The largest cumulative difference has historically been the special contingency reserve deduction for mortgage insurers mentioned above. During 2008, deferred income taxes declined by $120.5 million, primarily the result of the reversal of the contingency reserve. The remainder of the deferred tax liability arose from book and tax reporting differences related to DAC and unrealized investment gains (losses).
          In years when the taxable income of a mortgage insurer results in a loss before the application of the special contingency reserve, the prior established contingency reserve can be reversed earlier than originally scheduled (effectively recognizing as taxable income the prior contingency reserve that had been deferred) to offset the current year loss. When the special contingency reserve for tax purposes is reversed to offset a current year operating loss, the Tax and Loss Bonds can be redeemed earlier than the originally scheduled ten years. During 2008, we reversed $335.0 million of contingency reserve and redeemed all of the remaining $116.0 million of Tax and Loss Bonds. During the second half of 2007, we reversed $113 million of contingency reserve for tax purposes earlier than originally scheduled and redeemed $50.9 million of Tax and Loss Bonds related to that reversal. The proceeds of the redemptions are reported on the cash flow statement as a return of federal taxes paid and are invested in interest-earning assets. These redemptions were a significant component of the growth in invested assets over the 12-month period ended March 31, 2009. At March 31, 2009 and December 31, 2008, we had no contingency reserve and our holdings of Tax and Loss Bonds were immaterial. There was no remaining contingency reserve for tax purposes at December 31, 2008 and March 31, 2009.

Investment Portfolio
     Portfolio Description
          Our goal for managing our investment portfolio is to optimize investment returns, provide liquidity when necessary, preserve capital and adhere to regulatory requirements. We have established a formal investment policy that describes our overall quality and diversification objectives and limits. Historically, the majority of our investment portfolio had been comprised of tax-preferred state and municipal fixed income securities. Given the operating losses reported since the third quarter of 2007, we currently do not anticipate the realization of tax benefits normally associated with state and municipal securities. As a result, we made the decision in the second quarter of 2008 to restructure the investment portfolio into taxable publicly-traded securities, primarily corporate debt obligations, asset-backed securities, and mortgage-backed securities. Furthermore, as we anticipate negative cash flow from operations in 2009 due to the expected increase in claims paid, we expect the proceeds from the maturity and sale of securities will be required to fund the shortfall. In connection with the restructuring of our investment portfolio, we shortened the portfolio duration to better match the maturities with our anticipated cash needs. At March 31, 2009, we had $132.9 million of municipal securities remaining in our portfolio. In the current market, there are significant risks involved in attempting to liquidate the remaining tax-preferred portfolio. These risks include execution risk in the selling of securities, additional credit risk moving from primarily insured, highly rated municipal bonds to lower rated corporate bonds, and potential deterioration in the market value of our municipal holdings due to economic conditions or other reasons.
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
          The following table shows the growth and transition of our investment portfolio:

	March 31, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent	Amount	Percent
Fixed maturity securities:
U. S. government obligations	$19,824	2.2%	$20,168	2.3%
State and municipal bonds	132,857	14.5%	159,394	17.8%
Corporate bonds	629,205	68.5%	547,945	61.2%
Mortgage-backed bonds	123,018	13.4%	126,679	14.1%

Total fixed maturities	904,904	98.6%	854,186	95.4%
Equity securities	491	0.1%	583	0.1%

Total available-for-sale securities	905,395	98.7%	854,769	95.5%
Short-term investments	13,136	1.3%	40,653	4.5%

	$918,531	100.0%	$895,422	100.0%

     The following table shows the results of our investment portfolio for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
Average investments at cost or amortized cost	$889,993	$763,732
Pre-tax net investment income	$11,192	$9,547
Book yield	4.8%	4.6%
Pre-tax realized investment (losses) gains	$(4,565)	$2,703
     The increase in the book yield is partly attributable to write downs in the previous twelve months due to other-than-temporary impairments. The taxable securities we have purchased since the first quarter of 2008 generally have a lower duration but a similar book yield as the longer duration municipal securities that comprised the majority of the portfolio at March 31, 2008. The largest portion of the pre-tax realized investment losses in the first quarter of 2009 are from write downs due to other-than-temporary impairments as described in “Realized Gains (Losses) and Impairments” below. We did realize approximately $1.2 million of realized gains from the sale of securities, primarily municipal securities, in the first quarter of 2009.
   Unrealized Gains and Losses
     The following table summarizes by category our unrealized gains and losses in our securities portfolio at March 31, 2009:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Fixed maturity securities:
U. S. government obligations	$19,287	$537	$—	$19,824
State and municipal bonds	127,466	5,391	—	132,857
Corporate bonds	614,884	14,321	—	629,205
Mortgage-backed bonds	118,767	4,251	—	123,018

Subtotal, fixed maturities	880,404	24,500	—	904,904
Equity securities	488	3	—	491
Short term investments	12,999	137	—	13,136

Total securities	$893,891	$24,640	$—	$918,531

     Given our recurring losses from operations and the significant doubt regarding our ability to continue as a going concern, we no longer have the ability to hold impaired assets for a sufficient time to recover their value. As a result, we made the decision at December 31, 2008 to recognize an impairment loss on all securities whose amortized cost is greater than the reported fair value and thus have no unrealized losses at March 31, 2009. Going forward, we will continue to recognize an impairment loss for all securities whose amortized cost is greater than the reported fair value.
     The unrealized gains are partly due to previous impairment of our fixed income securities. These unrealized gains do not necessarily represent future gains that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. Taxable securities typically exhibit greater volatility in value than tax-preferred securities and thus we expect greater volatility in unrealized gains and realized losses going forward. Volatility may increase in periods of uncertain market or economic conditions.

   Credit Risk
     Credit risk is inherent in an investment portfolio. One way we attempt to limit the inherent credit risk in our portfolio is to maintain investments with high ratings. The following table shows our investment portfolio by credit ratings.

	March 31, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent	Amount	Percent
Fixed Maturities:
U.S. treasury and agency bonds	$19,824	2.2	$20,168	2.4
AAA	217,032	24.0	236,975	27.7
AA	216,624	23.9	183,916	21.5
A	419,632	46.4	381,936	44.7
BBB	14,872	1.6	25,203	3.0
BB	13,206	1.5	1,239	0.1
B	472	0.1	619	0.1
CCC	1,868	0.2	1,523	0.2
CC and lower	379	0.0	48	0.0
Not rated	995	0.1	2,559	0.3

Total fixed maturities	$904,904	100.0	$854,186	100.0

Equity Securities:
Preferred stocks:
A	281	57.2	429	73.6
BBB	193	39.3	133	22.8
C	17	3.5	21	3.6

Total equity securities	$491	100.0	$583	100.0

     The change in the credit quality of the portfolio is primarily due to the restructuring of the portfolio out of tax-preferred securities and into taxable securities. The credit ratings of most municipal and state tax-preferred securities may benefit from credit enhancements provided by financial guaranty insurers. Taxable securities generally do not have such credit enhancements and the credit rating reflects the securities’ underlying credit qualities.
     We evaluate the credit risk of a security by analyzing the underlying credit qualities of the security. We also find value in the enhancements provided by the financial guaranty insurers to our municipal and state tax-preferred securities, although this value has decreased given the rating downgrades of these insurers. Furthermore, as we transition from a tax deferred portfolio to a taxable portfolio, the importance of the credit enhancements becomes less relevant. The following table indicates the credit quality of our fixed maturity portfolio without the benefit of the credit enhancements as provided by financial guaranty insurers at March 31, 2009:

	Credit Quality Without Benefit
	of Credit Enhancements
(dollars in thousands)	Amount	Percent
U.S. treasury and agency bonds	$7,613	0.8
AAA	186,800	20.6
AA	136,467	15.1
A	521,275	57.6
BBB	22,217	2.5
BB	14,079	1.6
B	1,637	0.2
CCC	—	—
CC and below	379	0.0
Not rated	14,437	1.6

Total Fixed Maturities	$904,904	100.0

     As of March 31, 2009, we did not invest directly in any financial guaranty insurers, but we were indirectly exposed to the risk of financial guaranty insurer default through the credit enhancements provided on the majority of our state and municipal fixed maturity bond portfolio.
     At March 31, 2009, our state and municipal bond portfolio amounted to $132.9 million, with approximately $112.4 million containing credit enhancements from financial guaranty insurers. The following table indicates the approximate exposure to and percentage of our credit enhanced state and municipal bond portfolio by financial guaranty insurer at March 31, 2009:

Financial Guarantors
	Credit Enhanced State and
	Municipal Portfolio
(dollars in thousands)	Amount	Percent
MBIA	$30,506	27.1
FSA	26,730	23.8
FGIC	25,855	23.0
AMBAC	16,880	15.0
Others (four companies )	12,471	11.1

Total	$112,442	100.0

   Realized Gains (Losses) and Impairments
     Realized gains (losses) include both write-downs of securities with other-than-temporary impairments and gains (losses) from the sales of securities. Net realized losses for the first quarter of 2009 totaled $4.7 million. The net realized loss was primarily composed of an impairment loss of $5.7 million offset by gains on the sale of securities of $1.2 million.
Liquidity and Capital Resources
     The accompanying consolidated financial statements have been prepared in accordance with GAAP and assume that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, our ability to continue as a going concern will be dependent on our ability to comply with terms of the Corrective Orders. If we are unable to comply with the terms of the Corrective Orders, Illinois law may require the Director to seek receivership in the courts. If Triad were to be placed into receivership, this would effectively remove all of the assets and future cash flows of Triad from the ownership of the parent company and its stockholders and allocate it to Triad’s policyholders. As

Triad is the Company’s primary source of cash flow, if Triad were placed in receivership proceedings by the Division, we could be forced to seek protection from creditors under Chapter 11 of the United States Bankruptcy Code and little or no funds would ever be available for distribution to our stockholders. The report of our independent registered public accounting firm with respect to our December 31, 2008 financial statements indicates that there is substantial doubt about our ability to continue as a going concern.
     The Corrective Order issued on March 31, 2009 requires that, effective June 1, 2009 or at a later date as determined by the Division, all valid claims under Triad’s mortgage guaranty insurance policies will be paid 60% in cash and 40% by recording a deferred payment obligation (“DPO”). The DPO will accrue a carrying charge based on the investment yield earned by Triad’s investment portfolio and payment of both the DPO and the carrying charge will be subject to Triad’s future financial performance and will require the approval of the Division. The recording of a DPO will positively impact our operating cash flows in the near term. However, as we will be accruing a carrying charge based on the investment yield earned by Triad’s investment portfolio, we do not expect any ultimate value from recording a DPO.
     Generally, our sources of operating funds consist of premiums written and investment income. Operating cash flow has historically been applied to the payment of claims, interest, expenses and prepaid federal income taxes in the form of Tax and Loss Bond purchases. However, beginning in 2007 and 2008, the early redemption of Tax and Loss Bonds due to our operating losses has provided a source of funds. See “Prepaid Federal Income Taxes and Deferred Income Taxes” for additional information concerning the Tax and Loss Bonds. As our holdings of Tax and Loss Bonds were negligible at December 31, 2008, we did not increase our cash flow in the first quarter of 2009 by the early redemption of these bonds. We do not expect early redemption of Tax and Loss Bonds to be a source of funds in the foreseeable future until such time as we become profitable, utilize our net operating loss carryforwards and begin to purchase Tax and Loss Bonds again. During the first quarter of 2008, we did not redeem any Tax and Loss Bonds.
     During the first quarter of 2009, we generated positive cash flow from operating activities of $3.3 million compared to $25.9 million in the first quarter of 2008. The decline in operating cash flow compared to the first quarter of 2008 reflects the decline in premium and the increase in paid losses.
     Net cash received from premiums amounted to $61.3 million in the first quarter of 2009 compared to $74.1 million in the respective period of 2008. The decrease is due to the overall decline in insurance in force as well as an increase in premium refunds due to rescission activity. We anticipate more refunds of premiums related to rescission activity in the remainder of 2009 and have established a $36.1 million liability to account for this.
     Net paid claims increased to $57.8 million during the first quarter of 2009 from $40.9 million during the first quarter of 2008. Net paid claims in the first quarter of 2009 reflect $10.1 million of reimbursed paid claims from captive reinsurers, of which $8.1 million resulted from the termination of one captive reinsurance contract and the return of the trust balance. While the net level of paid claims in the first quarter of 2009 increased substantially over the period one year prior, it actually decreased from the amount in the fourth quarter of 2008. We believe the lower than anticipated amount of paid claims was due to a number of factors that have delayed claim payments, including GSE and state foreclosure moratoriums, delays by the servicers due to a large increase in the number of policies in default, a continued effort on our part in investigating policies for underwriting violations, and an increase in rescission activity. We believe that the amount of paid claims will increase in subsequent quarters and the increase may be substantial.
     As described under “Investment Portfolio,” we continue to execute the repositioning of our investment portfolio from a primarily tax-preferred portfolio to a taxable portfolio and to shorten the maturities given our operating outlook. An operating cash flow shortfall could be funded through sales of short-term investments and other investment portfolio securities. See “Investment Portfolio” for more information.

     At March 31, 2009, the Company reported a deficit in assets of $181.4 million compared to a deficit in assets of $136.7 million at December 31, 2008 and stockholders’ equity of $338.4 million at March 31, 2008. A deficit in assets occurs when recorded liabilities exceed recorded assets. The primary factor contributing to the change since the first quarter of 2008 is the increase in the reserve for losses and LAE. We expect to continue to report a deficit in assets in future periods. While we do not expect the deficit in assets to have a direct impact on our operations, it could adversely impact our continued listing on The NASDAQ Stock Market.
     The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay its parent company. As discussed previously, the Corrective Orders prohibit the payment of dividends by our insurance subsidiary to the parent corporation without prior approval from the Division.
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
     The parent company has limited sources of cash flow. The $35 million outstanding long-term debt is the obligation of the parent company and not of Triad. Debt service amounts to $2.8 million per year and is paid by the parent company. The primary source of funds for the parent company debt service has historically been the interest paid on the $25 million surplus note by Triad, which has provided $2.2 million on an annual basis. We do not expect this source of cash to be available for the foreseeable future. At March 31, 2009, the parent company had cash and invested assets of approximately $9.4 million. While we currently believe that the cash resources on hand at the parent company will be sufficient to cover the required debt service for 2009 on the $35 million long-term debt, we cannot provide any assurance that this or any future debt service payments will be made and the ultimate ability of the parent company to repay the entire $35 million is subject to substantial risks and cannot be assured unless a source of funds is secured. The ability of the parent company to pay the debt service with funds obtained from Triad, whether in the form of dividends, payments on the surplus note or otherwise, will require the approval of the Division, and it is unlikely that such approval will be sought or obtained in the foreseeable future.
     Triad has historically reimbursed the parent company for a majority of its operating cash expenses under a management agreement. Pursuant to the Corrective Orders, we are required to submit to the Division a request for reimbursement of these expenses on a quarterly basis. These parent company cash expenses range from approximately $250,000 to $600,000 per quarter depending on certain activities and include legal, director, accounting, and consulting fees. There can be no assurance these quarterly expenditures will not increase in the future. If the Division prohibits or limits the reimbursement by Triad of the parent company’s operating expenses, the cash resources of the parent company will be adversely affected.
     Triad’s ability to incur any material operating and capital expenditures, as well as its ability to enter into any new contracts with unaffiliated parties, also requires the Division’s approval (except for certain operating expenditures that have been preapproved by the Division).
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
     Triad cedes business to captive reinsurance affiliates of certain mortgage lenders, primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust accounts where Triad is the sole beneficiary. At March 31, 2009, total trust balances were approximately $262.1 million compared to $225.0 million at March 31, 2008.

     Triad ceased accepting commitments to write new mortgage insurance on July 15, 2008 and is operating in run-off. The risk-to-capital ratio, which is utilized as a measure by many states and regulators of an insurer’s capital adequacy and ability to underwrite new business, is no longer relevant for Triad because we are operating in run-off.
     Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. The following table provides information regarding our statutory capital position at March 31, 2009, December 31, 2008 and March 31, 2008:

	March 31,	December 31,	March 31,
(dollars in millions)	2009	2008	2008
Statutory policyholders’ surplus	$393.3	$88.0	$203.4
Statutory contingency reserve	—	—	228.2

Total	$393.3	$88.0	$431.6

Risk-to-capital ratio	27.0 to 1	125.2 to 1	27.7 to 1

     The increase in statutory policyholders’ surplus and the decline in the risk-to-capital ratio at March 31, 2009 compared to December 31, 2008 is primarily the result of the impact on statutory loss reserves of the Corrective Order that requires all valid claims be paid 60% in cash and 40% by recording a DPO. As a result of this requirement, statutory loss reserves under SAP at March 31, 2009 were reduced by $485 million from the level absent this requirement. This accounting change was deemed to be a change in statutory accounting method adopted on a prospective basis, and, accordingly, we recorded the entire amount as a cumulative effect to surplus. There was no such impact to loss reserves calculated on a GAAP basis. Even if Triad’s risk-to-capital ratio were to be reduced to 25.0 or lower, we would continue to be prohibited from writing new business.
Update on Critical Accounting Policies and Estimates
Reserve for Losses and LAE
     In our Annual Report on Form 10-K for the year ended December 31, 2008, we disclosed that the amount of loss reserves as well as our reported premium income have both been reduced by the estimate of future rescissions in the existing default portfolio. In general, a rescission occurs when we determine that fraud, misrepresentation or other specified violations occurred in the origination of a loan. When these violations are identified, insurance coverage from the date of issuance is cancelled and the entire previously paid premium is refunded.
     During 2008 and continuing into 2009, we experienced a much higher level of rescission activity than in previous years. This activity was concentrated in policies originated in 2006 and 2007. We have also identified concentrations with specific lenders and by delivery channel. Beginning in late 2007, we began to incorporate a factor in our computation of loss reserves to account for expected rescissions. The effect of the factor is to reduce the loss reserve by reflecting the probability that we may rescind coverage on a certificate. The impact of this factor in our calculation of loss reserves has increased over the last five quarters.
     We also account for the impact of expected rescissions on our future premium revenue by establishing an accrual for expected premium refunds. In establishing this accrual, we consider the probability that a policy will be rescinded, which is consistent with the factor used in the calculation of loss reserves. The impact of this accrual has also increased over the last five quarters.

          In estimating the accrual for expected premium refunds, we rely on recent historical experience but also use a substantial amount of judgment. While recent rescission activity has been significantly elevated from our historical experience, our recent level of rescission activity is not necessarily indicative of future trends. Furthermore, our ability to rescind a policy may be adversely impacted by the insured disputing our rights and prevailing in court or arbitration. Any increase or decrease in rescission factors would impact our reserves in the period in which the rescission factor is adjusted.
Off Balance Sheet Arrangements and Aggregate Contractual Obligations
          We had no material off-balance sheet arrangements at March 31, 2009.
          We lease office facilities and office equipment under operating leases with minimum lease commitments that range from one to five years. We had no capitalized leases or material purchase commitments at March 31, 2009.
          Our long-term debt has a single maturity date in 2028. There were no material changes during the period ended March 31, 2009 to the aggregate contractual obligations shown in our Annual Report on Form 10-K for the year ended December 31, 2008.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
          Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements relating to future plans, expectations and performance, which involve various risks and uncertainties, including, but not limited to, the following:
•	a deeper or more prolonged recession in the United States coupled with the tightening of the mortgage credit markets could increase defaults and limit opportunities for borrowers to cure defaults or for Triad to mitigate losses, which could have an adverse material impact on our business or results of operations;

•	the possibility that the Division may take various actions regarding Triad if it does not operate its business in accordance with its revised financial and operating plan and the Corrective Orders, including seeking receivership proceedings, which would effectively eliminate all remaining stockholder value;

•	our ability to continue as a going concern;

•	the ability of the parent company to pay the debt service with funds obtained from Triad, whether in the form of dividends, payments on the surplus note or otherwise, will require the approval of the Division, and it is unlikely that such approval will be sought or, if sought, will be obtained in the foreseeable future;

•	whether we ultimately prevail in arbitration with the Excess-of-Loss reinsurance treaty, which will have an impact on our financial performance in run-off;

•	if house prices continue to fall, additional borrowers may default and claims could be higher than anticipated;

•	if unemployment rates continue to rise, especially in those areas that have already experienced significant declines in house prices, defaults and claims could be higher than anticipated;

•	further economic downturns in regions where we have larger concentrations of risk and in markets already distressed could have a particularly adverse effect on our financial condition and loss development;

•	the appointment of FHFA as the conservator of both Fannie Mae and Freddie Mac has resulted in changes in the business practices of the GSEs;

•	the impact of recently adopted programs affecting modifications and refinancings of mortgages could materially impact our financial performance in run-off;

•	our financial condition and performance in run-off could be affected by recently adopted legislation, such as EESA and HASP;

•	our financial condition and performance in run-off could be affected by legislation adopted in the future, if any, impacting the mortgage industry, the GSEs specifically, or the financial services industry in general;

•	if the GSEs or our lender customers choose to cancel the insurance on policies that we insure, our financial performance in run-off could be adversely affected;

•	a significant decline in interest rates coupled with an increase in available credit could increase refinancings and decrease the persistency of renewal premiums and the quality of our insurance in force;

•	if we have failed to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans or face other remedies;

•	any impediment to our ability to rescind coverage on insurance policies, which would be detrimental to our success in run-off;

•	our ability to lower operating expenses to the most efficient level while still providing the ability to mitigate losses effectively during run-off, which will directly impact our financial performance in run-off; and

•	if we are unable to satisfy its continued listing requirements, we may be delisted from The NASDAQ Stock Market.
          Accordingly, actual results may differ from those set forth in these forward-looking statements. Attention also is directed to other risks and uncertainties set forth in documents that we file from time to time with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          The information required by this Item 3 is not required to be provided by issuers, such as us, that satisfy the definition of “smaller reporting company” under SEC rules.
Item 4T. Controls and Procedures
a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our PEO and PFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including our PEO and PFO, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

b)	There were no changes to our internal control over financial reporting during the period ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          The Company is involved in litigation in the ordinary course of business as well as the case named below. No pending litigation is expected to have a material adverse effect on the financial position of the Company.
          On February 6, 2009, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina. The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between October 26, 2006 and November 10, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers. The court has appointed lead counsel for the plaintiff and an amended complaint is due June 15, 2009. We intend to contest the lawsuit vigorously.
          Triad maintains a $95 million Excess-of-Loss reinsurance treaty that provides a benefit when Triad’s risk-to-capital ratio exceeds 25-to-1 and the combined ratio exceeds 100% (the “attachment point”). Once the attachment point has been reached, following a one-time deductible of $25 million, the carrier is responsible for the reimbursement of all paid losses in each quarter that the attachment point is breached up to the one-time $95 million policy limit. The coverage period is for 10 years. Additionally, terms of the treaty require Triad to continue the payment of premiums to the reinsurer amounting to approximately $2 million per year for the entire ten year period. The reinsurance treaty attached at the end of the first quarter of 2008; however, in April 2008 the reinsurance carrier provided a purported notice of termination of the agreement. By letter dated May 5, 2008, Triad notified the reinsurer that the Company considered the treaty to still be in effect and demanded arbitration seeking a ruling (i) stating that the reinsurance remained in effect and (ii) requiring that the reinsurer comply with terms of the treaty. The arbitration took place in front of a three-person panel in December 2008 and January 2009, with post-hearing briefs and oral arguments in February 2009. The Company expects a decision to be rendered by the arbitration panel in the second quarter of 2009.

Item 1A. Risk Factors
We may not continue to realize benefits from rescissions at the levels we have recently experienced, which could materially and adversely affect our financial condition and results of operations.
          We have experienced a significant increase in rescission activity and expect to rescind additional policies in the future as we continue to investigate early payment defaults and identify instances of fraud, misrepresentation or other violations of our master policies. There can be no assurance that the recent level of rescission activity, which has positively impacted both our paid claims and reserves, will continue for an extended period or at all. Furthermore, any decision to rescind coverage may be challenged by lenders and our policyholders. If we are unsuccessful in defending our right to rescind coverage, the reduced level of rescission activity may have a material adverse impact on our financial condition or results of operations.
Item 6. Exhibits
          The exhibits filed with this quarterly report on Form 10-Q are set forth in the Exhibit Index on page 42 and are incorporated herein by reference.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIAD GUARANTY INC.
Date: May 15, 2009
/s/ Kenneth S. Dwyer Kenneth S. Dwyer
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.58	Form of Executive/Key Employee Phantom Stock Award Agreement, previously filed as Exhibit 10.58 to the Company’s Current Report on Form 8-K, filed on January 29, 2009, and herein incorporated by reference.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory arrangement.