Form 10-Q
period 2009-06-30
TRIAD GUARANTY INC
filed 2009-08-07
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of common stock, par value $0.01 per share, outstanding as of July 31, 2009, was 15,215,378.

TRIAD GUARANTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except per share data)	2009	2008
	(unaudited)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $806,383 and $844,964)	$847,809	$854,186
Equity securities (cost: $17 and $566)	31	583
Short-term investments	3,800	40,653

Total invested assets	851,640	895,422
Cash and cash equivalents	31,600	39,940
Real estate acquired in claim settlement	—	713
Accrued investment income	10,115	10,515
Property and equipment	6,515	7,747
Reinsurance recoverable, net	234,248	150,848
Other assets	41,020	25,349

Total assets	$1,175,138	$1,130,534

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities:
Losses and loss adjustment expenses	$1,591,207	$1,187,840
Unearned premiums	14,890	15,863
Amounts payable to reinsurers	115	719
Long-term debt	34,535	34,529
Deferred payment obligation	27,020	—
Accrued interest	2,476	1,275
Accrued expenses and other liabilities	34,585	26,974

Total liabilities	1,704,828	1,267,200
Commitments and contingencies — Note 5
Stockholders’ deficit:
Preferred stock, par value $0.01 per share — authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — authorized 32,000,000 shares; issued and outstanding 15,215,378 shares at June 30, 2009 and 15,161,259 shares at December 31, 2008	152	151
Additional paid-in capital	112,998	112,629
Accumulated other comprehensive income, net of income tax liability of $14,680 at June 30, 2009 and $3,265 at December 31, 2008	27,262	6,063
Accumulated deficit	(670,102)	(255,509)

Deficit in assets	(529,690)	(136,666)

Total liabilities and stockholders’ deficit	$1,175,138	$1,130,534

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2009	2008	2009	2008

Revenue:
Premiums written:
Direct	$73,821	$84,561	$129,444	$173,946
Ceded	(10,027)	(15,480)	(21,157)	(31,475)

Net premiums written	63,794	69,081	108,287	142,471
Change in unearned premiums	1,039	784	904	(542)

Earned premiums	64,833	69,865	109,191	141,929

Net investment income	10,859	9,175	22,051	18,722
Net realized investment gains (losses)	2,017	(3,799)	(2,548)	(1,096)
Other income	2	2	4	4

	77,711	75,243	128,698	159,559

Losses and expenses:
Net losses and loss adjustment expenses	431,368	292,749	532,945	514,008
Net change in premium deficiency reserve	—	(15,000)	—	—
Interest expense	1,895	696	2,589	2,172
Policy acquisition costs	—	—	—	39,416
Other operating expenses (net of acquisition costs deferred)	8,680	27,238	18,091	41,344

	441,943	305,683	553,625	596,940

Loss before income tax benefit	(364,232)	(230,440)	(424,927)	(437,381)
Income tax benefit:
Current	1,081	2	1,081	(2)
Deferred	(5,894)	(31,631)	(11,415)	(88,554)

	(4,813)	(31,629)	(10,334)	(88,556)

Net loss	$(359,419)	$(198,811)	$(414,593)	$(348,825)

Loss per common and common equivalent share:
Basic	$(23.91)	$(13.36)	$(27.65)	$(23.45)

Diluted	$(23.91)	$(13.36)	$(27.65)	$(23.45)

Shares used in computing loss per common and common equivalent share:
Basic	15,031,394	14,878,662	14,994,535	14,873,636

Diluted	15,031,394	14,878,662	14,994,535	14,873,636

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2009	2008
Operating activities
Net loss	$(414,593)	$(348,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	402,394	457,890
Accrued expenses and other liabilities	7,611	9,904
Deferred payment obligation	27,020	—
Income taxes recoverable	(6,576)	—
Reinsurance, net	(84,004)	(56,026)
Accrued investment (loss) income	400	(586)
Policy acquisition costs deferred	—	(3,173)
Policy acquisition costs	—	39,416
Net realized investment losses	2,548	1,096
Provision for depreciation	1,266	2,338
Accretion of discount on investments	704	793
Deferred income taxes	(11,415)	(88,554)
Prepaid federal income taxes	—	52,825
Real estate acquired in claim settlement, net of write-downs	713	4,658
Accrued interest	1,201	(80)
Other assets	577	4,104
Other operating activities	514	2,433

Net cash (used in) provided by operating activities	(71,640)	78,213

Investing activities
Securities available-for-sale:
Purchases — fixed maturities	(128,623)	(584,572)
Sales — fixed maturities	120,024	430,107
Maturities — fixed maturities	34,631	20,333
Sales — equities	533	266
Net change in short-term investments	36,769	31,655
Property and equipment	(34)	(1,080)

Net cash provided by (used in) investing activities	63,300	(103,291)

Financing activities
Repayment of revolving credit facility	—	(80,000)

Net cash used in financing activities	—	(80,000)

Foreign currency translation adjustment on cash and cash equivalents	—	(64)

Net change in cash and cash equivalents	(8,340)	(105,142)
Cash and cash equivalents at beginning of period	39,940	124,811

Cash and cash equivalents at end of period	$31,600	$19,669

Supplemental schedule of cash flow information
Cash paid (received) during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$7,736	$(410)
Interest	$1,383	$2,248
See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
1. The Company
     Triad Guaranty Inc. (“TGI”) is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”), historically has provided mortgage insurance coverage in the United States. “Triad”, as used in this report, includes the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation. Mortgage insurance allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market and protects lenders from credit default-related expenses. TGIC is an Illinois-domiciled insurance company and the Illinois Department of Insurance is our primary regulator. The Illinois Insurance Code grants broad powers to the Department and its Director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of our insurance business. Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating the business in run-off under two Corrective Orders issued by the Department. The first Corrective Order was issued in August 2008. The second Corrective Order was issued in March 2009 and subsequently amended in May 2009. The term “run-off”, as used in this report, refers to Triad no longer writing new mortgage insurance policies, but continuing to service its existing policies. Servicing existing policies includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate Triad’s loss; and settling all legitimate filed claims per the provisions of the Corrective Orders. The term “settled,” as used in this report in the context of the payment of a claim, refers to the satisfaction of TGIC’s obligations following the submission of valid claims by our policyholders. Prior to June 1, 2009, valid claims were settled by a cash payment. Effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”), as discussed further in Note 2, below. The Corrective Orders, among other things, allow management to continue to operate Triad under close supervision by the Department, include restrictions on the distribution of dividends or interest on notes payable to its parent by Triad, and include restrictions on the payment of claims. Failure to comply with the provisions of the Corrective Orders could result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad. Triad Guaranty Inc. and its subsidiaries are collectively referred to herein as the “Company”.
2. Going Concern
     The Company prepares its financial statements presented in this quarterly report on Form 10-Q in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The financial statements for Triad that are provided to the Department and that form the basis for our corrective plan were prepared in accordance with Statutory Accounting Principles (“SAP”) as set forth in the Illinois Insurance Code. The primary differences between GAAP and SAP for Triad at June 30, 2009 were the methodology utilized for the establishment of reserves and the reporting requirements stipulated in the second Corrective Order. A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP. A deficiency in policyholders’ surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP. A deficit in assets is not necessarily a measure of insolvency. However, the Company believes that if Triad were to report a deficiency in policyholders’ surplus, Illinois law may require the Department to seek receivership in the courts, which could compel the parent, TGI, to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws. The second Corrective Order attempts to mitigate the possibility of a deficiency in policyholders’ surplus by providing for the settlement of claims 60% in cash and 40% in the form of a DPO, which is accounted for as a component of policyholders’ surplus under SAP.

     The Company has prepared its financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, there is substantial doubt as to the Company’s ability to continue as a going concern. This uncertainty is based on, among other things, the possible inability of Triad to comply with the provisions of the Corrective Orders, the Company’s recurring losses from operations and the Company reporting an increasing deficit in assets as of the end of each of its last four calendar quarters. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.
     The Company incurred significant operating losses for the year ended December 31, 2008 and continued to incur operating losses during the first six months of 2009. At June 30, 2009, the Company had a deficit in assets of $529.7 million, which reflects an increase of $348.3 million or 192% from the deficit reported at March 31, 2009. The Company’s operating losses are the result of increased defaults under the mortgages that the Company has insured and resulting foreclosures and claims by policyholders for insurance coverage. Contributing to the defaults and claims are steep declines in U.S home prices, particularly in certain distressed markets, tightened credit markets, and the continuing economic recession in the United States. Additionally and as noted above, the Company is limited in its ability to offset these operating losses with revenue from new business because Triad is operating in run-off under two Corrective Orders issued by the Department and can no longer issue commitments for new insurance.
     Terms of the initial Corrective Order required Triad to submit a corrective plan, which included a five-year projection of operations and financial condition. The plan was submitted by Triad in October 2008 and indicated a solvent run-off. Since the approval of the initial corrective plan, the Company has periodically revised the assumptions initially utilized as a result of continued deteriorating economic conditions impacting its financial condition, results of operations and future prospects. In early 2009, Triad’s projections indicated that Triad would report a deficiency in policyholders’ surplus under SAP as early as March 31, 2009. As a result, the Department issued the second Corrective Order requiring Triad to settle its claim liabilities with 60% cash and 40% by recording a DPO. On March 31, 2009 Triad reduced the amount of reserves recorded on its SAP balance sheet to the amounts that would be settled in cash, which provided an increase in policyholders’ surplus. Triad began settling claim liabilities with 60% cash and 40% DPO on June 1, 2009. The DPO is represented by a separate entry in Triad’s financial statements and will accrue a carrying charge at Triad’s earned investment rate. Absent the accounting treatment required by the recording of the DPO, Triad would have reported a deficiency in policyholders’ surplus of $423.6 million at June 30, 2009. Payment of the carrying charges and the DPO will be subject to Triad’s future financial performance and will require approval of the Department.
     If the Company’s revised corrective plan is unsuccessful, Illinois law may require the Department to seek receivership in the courts, which could compel the parent, TGI, to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws. The ability to successfully implement the revised corrective plan by management is unknown at this time and is dependent upon many factors, including improved macroeconomic conditions in the United States.
3. Accounting Policies and Basis of Presentation
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending

December 31, 2009 or subsequent quarterly periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (the “Codification”), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company plans to adopt SFAS 168 effective in the third quarter of 2009. As the Codification is neither expected nor intended to change GAAP, the adoption of SFAS 168 is not expected to have a material impact on the Company’s financial position and results of operations.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167, which amends FASB Interpretation (“FIN”) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46(R)”), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The Company plans to adopt SFAS 167 effective January 1, 2010. The adoption of SFAS 167 is not expected to have a material impact on the Company’s financial position and results of operations.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”) and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. The Company plans to adopt SFAS 166 effective January 1, 2010. The adoption of SFAS 166 is not expected to have a material impact on the Company’s financial position and results of operations.
     Effective June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS 165”). This standard is based upon the same principles that exist within the auditing standards and thus formally establishes accounting standards for disclosing those events occurring after the balance sheet date but before the financial statements are issued or available to be issued. The statement requires public entities to evaluate subsequent events through the date that the financial statements are issued, while all other entities should evaluate subsequent events through the date that the financial statements are available to be issued. SFAS 165 categorizes subsequent events into recognized subsequent events (or historically Type I events) and nonrecognized subsequent events (or historically Type II events). The statement also enhances disclosure requirements for subsequent events. SFAS 165 was effective upon issuance. The adoption of SFAS 165 did not have a material impact on the Company’s financial position and results of operations.

     Effective June 30, 2009, the Company adopted FSP SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 amends FASB SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require a company to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods the fair value of all financial instruments for which it is practicable to estimate fair value, whether recognized or not recognized in the balance sheet. APB 28-1 amends APB Opinion No. 28, Interim Financial Reporting, to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions. The Company has presented the necessary disclosures herein in Note 7, “Fair Value Measurement.”
     Effective June 30, 2009, the Company adopted FSP SFAS 115-2 & SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2 & SFAS 124-2”). FSP SFAS 115-2 & SFAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make that guidance more operational and to improve the presentation and disclosure of a company’s investments, including other-than-temporary impairments on debt and equity securities, in the financial statements. The adoption of FSP SFAS 115-2 & SFAS 124-2 did not have a material impact on the Company’s financial position and results of operations.
     Effective June 30, 2009, the Company adopted FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”). This FSP provides guidance related to: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (2) circumstances that may indicate that a transaction is not orderly (i.e. forced liquidation or distressed sale). This FSP was effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 did not have a material impact on the Company’s financial position and results of operations.
     On January 1, 2009, the Company adopted SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position and results of operations for the three and six months ended June 30, 2009.
     On January 1, 2009, the Company adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. The adoption of SFAS 160 did not have a material impact on the Company’s financial position and results of operations.
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
     Under captive reinsurance agreements, the counterparties are required to establish trust accounts to support the reinsurers’ obligations under the reinsurance agreements. At June 30, 2009, we had approximately $272.1 million in captive reinsurance trust balances supporting the risk transferred to the captive reinsurers. As of June 30, 2009, there were five captive reinsurance arrangements where the total ceded reserves, combined with any unpaid ceded claims, had exceeded the trust balance by $75.8 million and the recoverable recorded was therefore limited to the trust balance.
Insurance In Force, Dividend Restrictions, and Statutory Results
     Historically, insurance regulators and rating agencies utilized the risk-to-capital ratio as a general guideline to limit the risk a mortgage insurer could write with a 25-to-1 risk-to-capital ratio as the maximum allowed. Capital for purposes of this computation includes the statutory capital and surplus as well as the statutory contingency reserve. The amount of net risk for insurance in force at June 30, 2009, December 31, 2008, and June 30, 2008, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements, any applicable stop-loss limits and deductibles. Several states have specifically allowed mortgage insurers to reduce the risk outstanding by the amount of risk in default, for which reserves have been provided, in their calculation of risk-to-capital. In the calculation presented below, the Company has not reduced the risk outstanding for the risk in default. Triad’s ratio is as follows:

	June 30,	December 31,	June 30,
(dollars in thousands)	2009	2008	2008

Net risk	$10,049,236	$11,019,036	$11,721,202

Statutory capital and surplus	$178,580	$88,027	$192,096
Statutory contingency reserve	—	—	82,615

Total	$178,580	$88,027	$274,711

Risk-to-capital ratio	56.3 to 1	125.2 to 1	42.7 to 1

     The increase in statutory policyholders’ surplus and the decline in the risk-to-capital ratio at June 30, 2009 from the levels at December 31, 2008 is primarily the result of the impact on statutory loss reserves of the additional Corrective Order that requires all valid claims be settled 60% in cash and 40% by recording a DPO. As a result of this requirement, loss reserves under SAP at June 30, 2009 have been reduced by $575.2 million. This accounting change under SAP was adopted on a prospective basis as of March 31, 2009, and amounted to $485.5 million on that date. The entire amount was recorded as a cumulative effect to surplus. At June 30, 2009, the cumulative effect of this requirement on statutory policyholders’ surplus has been an increase of $602.2 million. There was no such impact to loss reserves or stockholders’ equity calculated on a GAAP basis.
     In run-off, Triad will not be issuing any new commitments for insurance. Any new insurance written will come only from commitments issued up to July 15, 2008 and this amount is expected to be immaterial. Even if Triad’s risk-to-capital ratio were to be reduced to 25-to-1 or lower as a result of the second Corrective Order, we would continue to be prohibited from issuing new commitments for insurance.

     As determined in accordance with SAP, Triad experienced a net loss of $210.7 million and $381.7 million, respectively, for the three months and six months ended June 30, 2009; a net loss of $573.9 million for the year-ended December 31, 2008; and a net loss of $165.0 million and $320.0 million, respectively, for the three months and six months ended June 30, 2008. Effective September 30, 2008, Triad changed its method of calculating the reserve for losses under SAP for its statutory financial statements as permitted by the Illinois insurance code, which requires that reserves are to be provided on loans that were in default four months or greater or loans in foreclosure. Previously, Triad had provided reserves on loans that were two months or greater in default or loans in foreclosure, which was another acceptable method of statutory accounting. This change had no impact on the Company’s methodology for calculating reserves under GAAP.
     Under the Corrective Orders issued by the Department, Triad is currently prohibited, and expects to be prohibited for the foreseeable future, from paying any dividends to the Company. Triad also has a $25 million outstanding surplus note held by the Company. Under the terms of the Corrective Orders, Triad is also prohibited from paying interest on the surplus note.
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
Litigation
     The Company is involved in litigation and other legal proceedings in the ordinary course of business as well as the case named below. No pending litigation or other legal proceedings are expected to have a material adverse effect on the financial position of the Company.
     On February 6, 2009, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina. The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between October 26, 2006 and April 1, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers. The court has appointed lead counsel for the plaintiff and an amended complaint was filed June 22, 2009. Our response to the amended complaint is due August 21, 2009. We intend to contest the lawsuit vigorously.
     Triad maintained a $95 million Excess-of-Loss reinsurance treaty that was to provide a benefit when Triad’s risk-to-capital ratio exceeded 25-to-1 and the combined ratio exceeded 100% (the “attachment point”). Once the attachment point was reached, following a one-time deductible of $25 million, the carrier would be responsible for the reimbursement of all paid losses in each quarter that the attachment point was breached up to the one-time $95 million policy limit. The reinsurance treaty attached at the end of the first quarter of 2008; however, in April 2008 the reinsurance carrier provided a notice of termination of the agreement. The dispute was submitted to an arbitration panel and the arbitration hearing took place in December 2008 and January 2009. On June 4, 2009, Triad was notified that the arbitration panel had determined that the reinsurance carrier was required to reimburse Triad for claims paid from April 1, 2009 through May 19, 2009 following the one-time deductible of $25 million. As a result, the amount recoverable was substantially less than the $95 million policy limit. Subsequently, Triad and the reinsurance carrier entered into an agreement to settle the matter in full in exchange for a payment from the reinsurance carrier to Triad of $10 million, which resolves all disputes between the parties and concludes all remaining rights and obligations of the parties under the reinsurance treaty. In addition to the payment from the reinsurance carrier, Triad has also recovered $2.0 million in premium that had previously been expensed. Net of expenses associated with concluding the arbitration, the settlement decreased the net loss for the second quarter of 2009 by approximately $11.7 million.
6. Investments
Available-for-sale Securities
     Pursuant to SFAS No. 157, Fair Value Measurements (“SFAS 157”), we have categorized available-for-sale securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described herein in Note 7, “Fair Value Measurement”, which also includes additional disclosures regarding our fair value measurements required by SFAS 157.
     The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities as of June 30, 2009 and December 31, 2008 were as follows:

	As of June 30, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Fixed maturity securities:
U. S. government obligations	$5,415	$308	$—	$5,723
State, municipal, and other government bonds	132,917	6,450	—	139,367
Corporate bonds	504,575	27,573	—	532,148
Asset-backed bonds	49,345	2,703	—	52,048
Residential mortgage-backed bonds	114,131	4,392	—	118,523

Subtotal, fixed maturities	806,383	41,426	—	847,809
Equity securities	17	14	—	31
Short term investments	3,796	4	—	3,800

Total securities	$810,196	$41,444	$—	$851,640

	As of December 31, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Fixed maturity securities:
U. S. government obligations	$7,646	$350	$—	$7,996
State, municipal, and other government bonds	168,694	2,872	—	171,566
Corporate bonds	479,563	2,633		482,196
Asset-backed bonds	65,667	82		65,749
Residential mortgage-backed bonds	123,394	3,285	—	126,679

Subtotal, fixed maturities	844,964	9,222	—	854,186
Equity securities	566	17	—	583
Short term investments	40,565	88	—	40,653

Total securities	$886,095	$9,327	$—	$895,422

     The amortized cost and estimated fair value of fixed maturity available-for-sale securities, at June 30, 2009, are summarized by stated maturity as follows:

	Available-for-Sale
	Amortized	Fair
(dollars in thousands)	Cost	Value

Maturity:
One year or less	$86,254	$89,539
After one year through five years	452,465	475,568
After five years through ten years	79,686	84,862
After ten years	187,978	197,840

Total	$806,383	$847,809

     Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.
Realized Gains (Losses) Related to Investments
     The details of net realized investment gains (losses) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$1,844	$5,103	$2,682	$5,879
Gross realized losses	(47)	(8,886)	(5,352)	(9,820)
Equity securities:
Gross realized gains	58	—	62	22
Gross realized losses	—	(6)	(83)	(6)
Foreign currency gross realized gains	116	(10)	95	2,827
Other investment gains	46	—	48	2

Net realized losses	$2,017	$(3,799)	$(2,548)	$(1,096)

     Given our recurring losses from operations and the significant doubt regarding our ability to continue as a going concern, we may no longer have the ability to hold impaired assets for a sufficient time to recover their value.

As a result, we made the decision to recognize an impairment loss on all securities whose amortized cost is greater than the reported fair value and thus have no unrealized losses at June 30, 2009.
     While market conditions have improved recently, the unrealized gains are partly due to previous impairment of our fixed income securities. These unrealized gains do not necessarily represent future gains that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. Taxable securities typically exhibit greater volatility in value than tax-preferred securities and thus we expect greater volatility in unrealized gains and realized losses going forward. Volatility may increase in periods of uncertain market or economic conditions.
7. Fair Value Measurement
Fair Value of Financial Instruments
     The carrying values and fair values of financial instruments as of June 30, 2009 and December 31, 2008 are summarized below:

	June 30, 2009		December 31, 2008
		Fair		Fair
(dollars in thousands)	Carrying Value	Value	Carrying Value	Value

Financial Assets
Fixed maturity securities available-for-sale	$847,809	$847,809	$854,186	$854,186
Equity securities available-for-sale	31	31	583	583
Financial Liabilities
Long-term debt	34,535	16,256	34,529	10,124
Valuation Methodologies and Associated Inputs
Investments
     We measure our investments that are required to be carried at fair value based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and we consistently apply the valuation methodology to measure the security’s fair value. Our fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include third-party pricing services, independent broker quotations or pricing matrices. We use observable and unobservable inputs to our valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators, industry and economic events are monitored and further market data is acquired if certain triggers are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. In order to validate the pricing information and broker-dealer quotes, we employ, where possible, procedures that include comparisons with similar observable positions, comparisons with subsequent sales, discussions with senior business leaders and brokers and observations of general market movements for those security classes. For those securities trading in less liquid or illiquid markets with limited or no pricing information, we use unobservable inputs in order to measure the fair value of these securities. In cases where this information is not available, such as for privately placed securities, fair value is estimated using an internal pricing matrix. This matrix relies on management’s judgment concerning the discount rate used in calculating expected future cash flows, credit quality, industry sector performance and expected maturity.

     We do not adjust prices received from third parties; however, we do analyze the third-party pricing services’ valuation methodologies and related inputs and perform additional evaluations to determine the appropriate level within the fair value hierarchy.
     The observable and unobservable inputs to our valuation methodologies are based on a set of standard inputs that we generally use to evaluate all of our available-for-sale securities. The standard inputs used in order of priority are benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Depending on the type of security or the daily market activity, standard inputs may be prioritized differently or may not be available for all available-for-sale securities on any given day.
Cash and Cash Equivalents
     Cash and cash equivalents are carried at amortized cost, which approximates fair value. This category includes highly liquid debt instruments purchased with a maturity of three months or less. Due to the nature of these assets, we believe these assets should be classified as Level 2.
Long-Term Debt
     The fair value of the Company’s long-term debt is estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Fair Value of Investments
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
     An asset’s or a liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company did not have any material assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2009. The following table summarizes the assets measured at fair value on a recurring basis and the source of the inputs in the determination of fair value as of June 30, 2009 and December 31, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available-for-sale
Fixed maturities	$847,809	$—	$845,972	$1,837
Equity securities	31	31	—	—

Total	$847,840	$31	$845,972	$1,837

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available-for-sale
Fixed maturities	$854,186	$—	$851,651	$2,535
Equity securities	583	583	—	—

Total	$854,769	$583	$851,651	$2,535

     Significant unobservable inputs (Level 3) were used in determining the fair value on certain bonds in the fixed maturities portfolio during this period. The following table provides a reconciliation of the beginning and ending balances of these Level 3 bonds and the related gains and losses related to these assets during the second quarter and the first six months of 2009 and 2008, respectively.

	Fair Value Measurement Using Significant
	Unobservable Inputs (Level 3)
	Certain Bonds in Fixed Maturities AFS Portfolio
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008

Beginning balance	$1,757	$3,345	$2,535	$7,402
Total gains and losses (realized and unrealized):
Included in operations	(43)	1	(331)	(130)
Included in other comprehensive income	133	(300)	50	(343)
Purchases, issuances and settlements	(10)	29,265	(417)	25,382
Transfers in and/or out of Level 3	—	897	—	897

Ending balance	$1,837	$33,208	$1,837	$33,208

The amount of total gains and losses for the period included in operations attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$90	$(284)	$(281)	$(347)

8. Earnings (Loss) Per Share (“EPS”)
     Basic and diluted EPS are based on the weighted-average daily number of shares outstanding. For the three months and six months ended June 30, 2009 and 2008, the basic and diluted EPS denominators are the same weighted-average daily number of shares outstanding. In computing diluted EPS, only potential common shares that are dilutive — those that reduce EPS or increase loss per share — are included. Exercise of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported. The numerator used in basic EPS and diluted EPS is the same for all periods presented. For the three months and six months ended June 30, 2009, options to purchase approximately 48,934 and 79,534 shares, respectively, of the Company’s common stock were excluded from the calculation of EPS because they were antidilutive.
9. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). For the Company, other comprehensive income (loss) is composed of unrealized gains or losses on available-for-sale securities and foreign currency exchange, net of income taxes. Effective with the issuance of the first Corrective Order, the Company no longer has the ability to hold unrealized losses until such time that the securities recover in value or mature due to the possibility that Illinois law may require the Department to seek receivership if the corrective plan were deemed ineffective. Thus, any security with a fair value less than the book value at the balance sheet date is considered to be other-than-temporarily impaired and the loss is recognized as a realized loss in the Statements of Operations. For the three months and six months ended June 30, 2009, the Company’s other comprehensive income was $10.9 million and $21.2 million, respectively, and the Company’s comprehensive loss was $348.5 million and $393.4 million, respectively. For the three months ended June 30, 2008, the Company’s other comprehensive income was $0.3 million while the Company reported an other comprehensive loss for the six months ended June 30, 2008 of $10.8 million. For the three months and six months ended June 30, 2008, the Company’s comprehensive loss was $198.6 million and $359.6 million, respectively.
10. Income Taxes
     The income tax benefit for the three months and six months ended June 30, 2009 differs substantially from that which is computed by applying the Federal statutory income tax rate of 35% to the loss before income taxes. This difference is primarily due to the Company’s inability to recognize a benefit for expected tax loss carry forwards. The benefit recorded in 2009 reflects the tax impact of unrealized gains recorded on available-for-sale securities.
11. Exit Costs
     In June 2008, the Company recorded an accrual for certain exit costs in connection with the transition of its business into run-off. As part of the transition to run-off, Triad implemented a reduction in workforce by terminating approximately 100 employees based primarily in the sales, marketing, technology and underwriting functions. The remaining workforce of approximately 150 full-time employees is focused on the payment of legitimate claims and servicing the insurance portfolio during the run-off period.
     As a result of the transition into run-off, the Company recorded an estimated pre-tax charge of approximately $8.3 million in other operating costs on the Statements of Operations for the period ended June 30, 2008. These charges included approximately $7.1 million in severance and related personnel costs, approximately $1.0 million related primarily to the abandonment of a portion of Triad’s main office lease that is expected to continue through 2012, and approximately $0.2 million related to the termination of certain other leases, including those related to underwriting offices, equipment and automobiles. At June 30, 2009, there remained approximately $0.6 million of accrued severance and related personnel costs and $0.6 million of lease abandonment costs. There have been no significant changes to the original estimates since the initial establishment of the exit cost accruals.

12. Subsequent Events
     Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Form 10-Q require potential adjustment or disclosure in the financial statements. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes our consolidated financial condition, changes in financial position, and results of operations for the three months and six months ended June 30, 2009 and 2008. This discussion supplements Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, and should be read in conjunction with the interim financial statements and notes contained herein.
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
Overview
     Triad Guaranty Inc. (“TGI”) is a holding company that historically provided private mortgage insurance coverage in the United States through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”). “Triad”, as used in this report, includes the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation. TGIC is an Illinois-domiciled insurance company and the Illinois Department of Insurance is our primary regulator. The Illinois Insurance Code grants broad powers to the Department and its Director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of our insurance business. Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and we are operating our business in run-off. As used in this report, the term “run-off” means writing no new mortgage insurance policies, but continuing to service existing policies. Servicing existing policies includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate our loss; and settling all legitimate filed claims per the provisions of the two Corrective Orders issued by the Department. The first Corrective Order was issued in August 2008. The second Corrective Order was issued in March 2009 and subsequently amended in May 2009. These Corrective Orders, among other things, include restrictions on the distribution of dividends or interest on notes payable to its parent by Triad, allow management to continue to operate Triad under close supervision, and include restrictions on the payment of claims. Failure to comply with the provisions of the Corrective Orders may result in the imposition of fines or penalties or subject

Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad. TGI and its subsidiaries are collectively referred to herein as the “Company”.
     We have historically provided Primary and Modified Pool mortgage guaranty insurance coverage on U.S. residential mortgage loans. We classify insurance as Primary when we are in the first loss position and the loan-to-value amount, or LTV, is 80% or greater when the loan is originated. We classify all other insurance as Modified Pool. The majority of our Primary insurance has been delivered through the flow channel, which is defined as loans originated by lenders and submitted to us on a loan-by-loan basis. We have also historically provided mortgage insurance to lenders and investors who seek additional default protection (typically secondary coverage or on loans for which the individual borrower has greater than 20% equity), capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. These transactions are referred to as our structured bulk channel business. Those individual loans in the structured bulk channel in which we are in the first loss position and the LTV ratio is greater than 80% are classified as Primary. All of our Modified Pool insurance has been delivered through the structured bulk channel. Our insurance remains effective until one of the following events occurs: the policy is cancelled at the insured’s request; we terminate the policy for non-payment of premium; the policy defaults and we satisfy our obligations under the insurance contract; or we rescind the policy for violations of provisions of a master policy.
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
     In run-off, our expenses consist primarily of:
•	settled claims;

•	changes in reserves for estimated future claim payments on loans that are currently in default;

•	general and administrative costs of servicing existing policies;

•	other general business expenses;

•	interest expense on deferred payment obligations (each, a “DPO”); and

•	interest expense on long-term debt.
     Our results of operations in run-off depend largely on:
•	the conditions of the housing, mortgage and capital markets that have a direct impact on default rates, mitigation efforts, cure rates and ultimately the amount of claims settled;

•	the overall general state of the economy and job market;

•	persistency levels on our remaining insurance in force;

•	operating efficiencies; and

•	the level of investment yield, including realized gains and losses, on our investment portfolio.
     Persistency is an important metric in understanding our premium revenue, especially in run-off as no new business is being written, so our overall premium base will decline over time. Generally, the longer a policy remains on our books, or “persists”, the greater the amount of renewal premium revenue we will earn from the policy. Cancellations result primarily from the borrower refinancing or selling insured mortgaged residential properties; from policies being rescinded due to fraud, misrepresentation or other underwriting violations; from a servicer choosing to cancel the insurance; from the payment of a claim; and, to a lesser degree, from the borrower achieving prescribed equity levels, at which point the lender no longer requires mortgage guaranty insurance.
Recent Events Affecting our Business
     Triad has entered into two Corrective Orders with the Department. The first Corrective Order was entered into on August 5, 2008 and remains in effect. This Corrective Order was implemented as a result of our decision to cease writing new mortgage guaranty insurance and to commence a run-off of our existing insurance in force as of July 15, 2008. Among other things, this Corrective Order:
•	Required Triad to submit a corrective plan to the Department;

•	Prohibits all stockholder dividends from Triad to its parent company without the prior approval of the Department;

•	Prohibits interest and principal payments on Triad’s surplus note to its parent company without the prior approval of the Department;

•	Restricts Triad from making any payments or entering into any transaction that involves the transfer of assets to, or liabilities from, any affiliated parties without the prior approval of the Department;

•	Requires Triad to obtain prior written approval from the Department before entering into certain transactions with unaffiliated parties;

•	Requires Triad to meet with the Department in person or via teleconference as necessary; and

•	Requires Triad to furnish to the Department certain reports, agreements, actuarial opinions and information on an ongoing basis at specified times.
     We submitted a corrective plan to the Department as required under the Corrective Order. The corrective plan we submitted included, among other items, a five-year statutory financial projection for Triad and a detailed description of our planned course of action to address our current financial condition. The financial statements that form the basis of our corrective plan were prepared in accordance with Statutory Accounting Principles (“SAP”) set forth in the Illinois Insurance Code. SAP differs from generally accepted accounting principles (“GAAP”), which are followed to prepare the financial statements presented in this report. We received approval of the corrective plan from the Department in October 2008.
     Since the approval of our initial corrective plan, we have revised the assumptions we initially utilized in our run-off financial forecast model as a result of a number of factors, including continued deteriorating economic conditions impacting our financial condition, results of operations and future prospects. The assumptions produced a range of potential ultimate outcomes for our run-off, but included projections showing that absent additional action by the Department or favorable changes in our business, we would report a deficiency in policyholders’ surplus as calculated in accordance with SAP as early as March 31, 2009. This statutory insolvency would likely lead to the Department seeking receivership of Triad in the courts and the institution of bankruptcy proceedings by the Company.
     As a result, the Department issued the second Corrective Order effective on March 31, 2009, as amended on May 26, 2009. This second Corrective Order stipulates or prescribes:
•	Effective June 1, 2009, all valid claims under Triad’s mortgage guaranty insurance policies will be settled 60% in cash and 40% by recording a DPO;

•	At March 31, 2009, Triad was required to adjust surplus and reserves reflecting the impact of the Corrective Order on future settled claims;

•	The DPO will accrue a carrying charge based on the investment yield earned by Triad’s investment portfolio;

•	Triad will establish an escrow account at least equal to the DPO balance and any associated carrying charges;

•	Triad will require that any risk or obligation of any captive reinsurer shall be paid in full, and will deposit any excess reinsurance recovery above the 60% cash payment into an escrow account;

•	Payment of the carrying charge and the DPO will be subject to Triad’s future financial performance and will require the approval of the Department;

•	Procedures to account for the impact of the Corrective Order in the financial statements prepared in accordance with SAP;

•	Upon payment of a claim under these provisions, Triad shall be deemed to have fully satisfied its obligations under the respective insurance policy;

•	Other restrictions and requirements affecting the payment and transferability of the DPOs and associated carrying charge; and

•	Certain reporting requirements.
     The DPO recording requirements of the second Corrective Order became effective on June 1, 2009. At June 30, 2009, the recorded DPOs amounted to $27.0 million, reflecting the DPO transactions for the month of June. The recording of a DPO will not impact reported settled losses as we will continue to report the entire amount. The accounting for the DPO on a SAP basis is similar to a surplus note which is reported as a component of statutory surplus, and, as such, is dependent on the approval by the Department for any repayment of the DPO or the associated carrying charge. However, in our financial statements prepared in accordance with GAAP, the DPO is reported as a liability. In accordance with the second Corrective Order, the carrying charge associated with the DPO is one month in arrears. Therefore, there was no accrual for carrying charges at June 30, 2009.
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
     Prior to the second Corrective Order, our recurring losses from operations and resulting decline in policyholders’ surplus as calculated in accordance with SAP increased the likelihood that Triad would be placed into receivership and raised substantial doubt about our ability to continue as a going concern. The positive impact on surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its financial statements reported under SAP of $178.6 million at June 30, 2009, as opposed to a deficiency in policyholders’ surplus of $423.6 million on the same date had the second Corrective Order not been implemented. While implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future. The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent or for other reasons. If the Department were to seek receivership of Triad, the holding company could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws. Our consolidated financial statements that are presented in this report do not include any adjustments that reflect the financial risks of Triad entering receivership proceedings and assume that we will continue as a going concern. We expect losses from operations to continue and our ability to continue as a going concern is dependent on the successful implementation of the revised corrective plan. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 for more information about our financial solvency and going concern risks and uncertainties..
     At June 30, 2009, as calculated under GAAP, the Company reported a deficit in assets of $529.7 million compared to a deficit in assets of $136.7 million at December 31, 2008 and stockholders’ equity of $140.9 million at June 30, 2008. A deficit in assets occurs when recorded liabilities exceed recorded assets and is not necessarily a measure of insolvency. The deficit in assets is primarily the result of the substantial increase in loss reserves and settled claims over the last six quarters. The Company will have to earn in excess of $529.7 million on a GAAP basis during the remaining run-off period to be financially solvent and continue as a going concern. We expect to continue to report a deficit in assets for the foreseeable future. See Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for more information about our financial solvency and going concern risks and uncertainties.
     We have identified a substantial number of underwriting or program violations and misrepresentations in defaults reported to us and we have subsequently rescinded or cancelled coverage on these policies at a rate substantially greater than we have historically experienced. In the fourth quarter of 2008, we expanded the criteria used to determine whether a default would be investigated for underwriting violations in accordance with our master policy provisions. While we expect to continue to settle all legitimate claims, we expect an increase in rescission activity for the remainder of 2009 based on the number of policies under review and the number of occurrences of underwriting violations identified during 2008 and the first half of 2009. The impact of rescissions on reserves provided and accruals for anticipated premium refunds has been significant. See “Update on Critical Accounting Policies and Estimates” in this report for additional discussion on rescissions. Any impediment to our ability to rescind coverage for underwriting violations would be detrimental to our success in run-off.
     Triad maintained a $95 million Excess-of-Loss reinsurance treaty that was subject to arbitration as the insurer had cancelled the policy. On June 4, 2009, Triad was notified that the arbitration panel had determined that the reinsurance carrier was required to reimburse Triad for claims paid from April 1, 2009 through May 19, 2009 following the one-time deductible of $25 million. As a result, the amount recoverable was substantially less than the $95 million policy limit. Following the panel’s decision, Triad and the reinsurance carrier reached an agreement and have settled the matter in full in exchange for a payment from the reinsurance carrier to Triad of $10 million, which resolves all disputes between the parties and concludes all remaining rights and obligations of the parties under the reinsurance treaty. In addition to the payment from the reinsurance carrier, Triad also recovered approximately $2.0 million in premium that had previously been expensed. Net of expenses associated with concluding the arbitration, the settlement decreased the net loss for the second quarter of 2009 by approximately $11.7 million.
     Since the latter part of 2008, several government programs have been initiated that, in general, are designed to provide relief to homeowners and the financial markets. Some of these programs involve modifying the terms of mortgages in an effort to reduce foreclosure rates. Many of these programs have been expanded since originally developed and may continue to change. We are active participants in certain of these programs. We are unable to predict the impact that these recent government initiatives will have on our future results of operations and prospects.
Consolidated Results of Operations
     Following is selected financial information for the three months and six month ended June 30, 2009 and 2008:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands, except			%			%
per share data)	2009	2008	Change	2009	2008	Change

Earned premiums	$64,833	$69,865	(7)	$109,191	$141,929	(23)
Net losses and loss adjustment expenses	431,368	292,749	47	532,945	514,008	4
Net loss	(359,419)	(198,811)	81	(414,593)	(348,825)	19
Diluted loss per share	(23.91)	(13.36)	79	(27.65)	(23.45)	18
     The primary driver of the net loss for the three month and six month periods ending June 30, 2009 continues to be the deteriorated state of the housing and mortgage markets and the resulting impact on net losses and loss adjustment expenses (“LAE”). Net losses and LAE increased by $138.6 million and $18.9 million during the second quarter and first six months of 2009, respectively, compared to the respective periods of 2008.
     The reserve for losses and LAE increased by 25% during the second quarter of 2009, primarily the result of increases in the frequency and severity factors utilized in our reserve calculation. The number of loans in default at June 30, 2009 rose 9%, which was also a contributing factor in the reserve increase during the second quarter of 2009. Certain segments of our portfolio continue to perform more adversely as compared to the rest of the portfolio. These segments include:
•	Loans on properties in California, Florida, Arizona, and Nevada (which we refer to collectively as “distressed markets”) — At June 30, 2009, the default rate for the distressed markets was 32.2% compared to 11.1% for the remaining portfolio and defaults in the distressed markets comprised 58.5% of the gross risk in default while only comprising 34.2 % of total risk in force.

•	Policies originated in 2006 and 2007 — At June 30, 2009, the default rate for these policy years was 22.3% compared to 11.1% for the other policy years and defaults in these policy years comprised 72.9% of the gross risk in default while only comprising 57.1% of total risk in force.
     The increase in reserve for losses and LAE was mitigated somewhat by the impact of risk-sharing structures, both from lender-captives and modified pool contracts. At June 30, 2009, total benefits received from risk-sharing structures amounted to 32.7% of gross calculated reserves compared to 20.7% at December 31, 2008 and 15.9% at June 30, 2008. The frequency factors utilized in the estimation of our loss reserves has been mitigated by our estimate of anticipated rescissions. While the adjustments made to our frequency factors remained relatively constant with those employed in the first quarter of 2009, the overall impact has grown as the level of loss reserves has increased.
     Net settled losses and LAE totaled $153.8 million in the second quarter of 2009, an increase of 119.8% from the second quarter of 2008. The number of claims settled increased by 103.0% in the second quarter of 2009 compared to the second quarter of 2008 reflecting, among other factors, the aging of the default inventory and the expiration of a number of government and lender foreclosure moratoriums. Average severity on settled claims increased to $63,000 during the second quarter of 2009 compared $53,300 in the second quarter of 2008. We expect the number, severity, and amount of settled claims to continue to increase for the remainder of 2009.
     Earned premium for the second quarter of 2009 decreased by 7.2% compared to the second quarter of 2008, primarily due to the decline in insurance in force. Insurance in force at June 30, 2009 declined by 13% from one-year prior as a result of low levels of new insurance written during the preceding twelve months. The difference between these rates of decline is attributable to changes in product mix as a result of cancellations as well as the return of previously expensed ceded premium.
     We describe our results of operations in greater detail in the discussion that follows. The information is presented in four categories: Production; Insurance and Risk in Force; Revenues; and Losses and Expenses.
Production
     On July 15, 2008, we ceased issuing commitments for mortgage insurance. Going forward, our production will consist of certificates issued from commitments for mortgage insurance that were entered into prior to July 15, 2008. We wrote approximately $11 million and $35 million of new insurance for the three months and six months ended June 30, 2009, respectively, all of which was from our Primary flow channel and represented commitments on construction loans issued prior to going into run-off. For the three months and six months ended June 30, 2008, we wrote approximately $1.1 billion and $3.1 billion, respectively, of new insurance. We do not expect a material amount of production going forward.

Insurance and Risk in Force
     The following table provides detail on our direct insurance in force at June 30, 2009 and 2008:

	June 30,
(dollars in millions)	2009	2008	% Change
Primary insurance:
Primary flow insurance	$35,969	$41,646	(14)
Structured bulk insurance	3,579	4,248	(16)

Total Primary insurance	39,548	45,894	(14)

Modified Pool insurance	17,965	20,439	(12)

Total insurance	$57,513	$66,333	(13)

     Insurance in force at June 30, 2009 declined from June 30, 2008 as we have been in run-off since July 15, 2008, and production since going into run-off consists solely of insurance certificates issued on commitments outstanding at the time we entered run-off. This decline was moderated by very strong persistency over the past year. Primary insurance persistency was 85.6% at June 30, 2009 compared to 85.1% at June 30, 2008 while modified pool insurance persistency was 87.9% at June 30, 2009 compared to 86.4 % at June 30, 2008. We believe these levels of persistency reflect the general inability of borrowers to refinance or sell their homes due to stricter underwriting guidelines by lenders, as well as the nationwide decline in home prices. Mortgage interest rates were at or near historically low levels during the period ended June 30, 2009 and the majority of our insurance in force has associated interest rates greater than the current rates. Recent government and private industry initiatives were developed, in part, to promote liquidity in the mortgage markets through modifications to existing qualifying loans. Given the interest rate environment and these initiatives, persistency could decline from current levels in the remainder of 2009, which could have an adverse impact on our future earned premiums.
     The following tables provide information on selected risk characteristics of our business based on gross risk in force at June 30, 2009 and 2008. The following is a list of characteristics we believe are important indicators of risk, among others, in our portfolios:
•	The percentage of business defined as non-prime credit quality;

•	The percentage of Alt-A business;

•	The percentage of business with a loan-to-value (“LTV”) greater than 95%;

•	The percentage of interest only loans and adjustable rate mortgages (“ARMs”), particularly ARMs with potential negative amortization;

•	The percentage of condominium property types;

•	The percentage of non-primary residence occupancy status;

•	The percentage of loans in excess of $250,000;

•	The concentration of risk in distressed market states; and

•	The presence of multiple risk factors on a single insured loan.

Risk in Force (1)

	Primary		Modified Pool
	June 30,		June 30,
(dollars in millions)	2009	2008	2009	2008

Gross Risk in Force	$10,316	$11,943	$5,254	$5,965

Credit Quality:
Prime	76.8%	75.6%	28.4%	27.8%
Alt-A	19.7	20.9	70.8	71.4
A-Minus	3.1	3.1	0.7	0.7
Sub Prime	0.4	0.4	0.1	0.1

Total	100.0%	100.0%	100.0%	100.0%

LTV:
Greater than 95%	25.1%	25.1%	—%	—%
90.01% to 95.00%	32.8	32.5	0.2	0.2
90.00% and below	42.1	42.4	99.8	99.8

Total	100.0%	100.0%	100.0%	100.0%

Loan Type:
Fixed	67.5%	66.2%	26.8%	26.2%
Interest Only	10.3	10.4	23.3	23.3
ARM (amortizing) fixed period 5 years or greater	8.4	8.8	31.1	31.3
ARM (amortizing) fixed period less than 5 years	2.1	2.2	5.6	5.7
ARM (potential negative amortization)	11.7	12.4	13.2	13.5

Total	100.0%	100.0%	100.0%	100.0%

Property Type:
Condominium	11.0%	10.6%	9.8%	9.5%
Other (principally single-family detached)	89.0	89.4	90.2	90.5

Total	100.0%	100.0%	100.0%	100.0%

Occupancy Status:
Primary residence	87.6%	87.7%	73.1%	73.5%
Secondary home	8.0	7.9	6.1	6.1
Non-owner occupied	4.4	4.4	20.8	20.4

Total	100.0%	100.0%	100.0%	100.0%

Mortgage Amount:
$0 - $50,000	0.9%	0.8%	0.5%	0.5%
$51,000 - $100,000	9.5	9.3	5.4	5.3
$100,001 - $250,000	52.0	51.8	45.8	45.4
$250,001 - $500,000	32.1	32.2	42.0	42.2
Over $500,000	5.5	5.9	6.3	6.6

Total	100.0%	100.0%	100.0%	100.0%

Market Status:
Distressed market states (AZ, CA, FL, NV)	26.8%	27.2%	48.6%	48.8%
Non-distressed market states	73.2	72.8	51.4	51.2

Total	100.0%	100.0%	100.0%	100.0%

(1)	Percentages represent distribution of gross risk in force on a per policy basis and do not account for risk ceded to captive reinsurers or applicable stop-loss amounts and deductibles on Modified Pool structured bulk transactions.
     The composition of our risk in force at June 30, 2009, based on certain of the risk factors that we measure, including credit quality, LTV, loan type, property type, occupancy status, and mortgage amount, remained relatively consistent with that of a year ago given the lack of production over the previous twelve months and the high level of persistency. Additionally, while our exposure to the distressed markets expressed as a percentage of the total has remained consistent over the past twelve months, the contribution to losses from the distressed markets has been adversely disproportional to the percentage of the portfolio. Our portfolio contains significant exposure to Alt-A loans and pay option ARM loans, as well as interest only loans. An inherent risk in both a pay option ARM loan and an interest only loan is the scheduled milestone at which the borrower must begin making amortizing payments. These payments can be substantially greater than the minimum payments required before the milestone is met. An additional risk to a pay option ARM loan is that the payment being made may be less than the amount of interest accruing, creating negative amortization on the outstanding principal of the loan. These features add uncertainty and potential risk. Due in part to recent market conditions, the Alt-A loans, pay option ARM loans, and interest only loans have, as a group, performed significantly worse than the remaining prime fixed rate loans through June 30, 2009.
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
     The following table shows gross risk in force as of June 30, 2009 by year of loan origination. Business originated in 2006 and 2007 continues to comprise the majority of our risk in force. This is due to the significant amounts of production during these two years as well as the large number of policies that have been cancelled from prior origination years. In general, policies originated during 2006 and 2007 have significantly higher amounts of average risk per policy than policies originated prior to 2006. Furthermore, policies originated during these vintage years have exhibited higher default rates than preceding vintage years. For additional information regarding these vintage years, see “Losses and Expenses,” below.

	June 30, 2009
	Primary		Modified Pool
	Gross Risk		Gross Risk
(dollars in millions)	in Force *	Percent	in Force *	Percent

Vintage Year
2004 and before	$2,205.7	21.4	$758.3	14.4
2005	1,303.2	12.6	1,795.2	34.2
2006	2,135.6	20.7	1,942.5	37.0
2007	4,050.5	39.3	757.4	14.4
2008	621.4	6.0	—	—

Total	$10,316.4	100.0	$5,253.4	100.0

*	Gross risk in force is on a per policy basis and does not account for risk ceded to captive reinsurers or applicable stop-loss amounts and deductibles on Modified Pool structured bulk transactions.
     The percentage of our primary flow insurance in force subject to captive reinsurance arrangements at June 30, 2009 was 56.0%, a slight decrease from 57.9% at the end of the second quarter of 2008. Under captive reinsurance programs, reinsurance companies that are affiliates of the lenders assume a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. The risk reinsured by the captive is supported by assets held in trust with Triad as the beneficiary. At June 30, 2009, we had approximately $272.1 million in captive reinsurance trust balances with $237.7 million of reserves ceded to those captives, which serves to limit our future loss exposure to a small degree. Several of the captive reinsurers have trust balances below the reserves ceded under the contracts. In those cases, the reserve credit that we recognize in the financial statements is limited to the trust balances.
     During the first quarter of 2009, one of our captive reinsurance agreements and the supporting trust agreement was terminated at the request of the reinsurer. As a result of the termination, all coverage ceased, the trust balance of $8.1 million supporting the reinsurance agreement was returned to Triad.
Revenues
     A summary of the significant individual components of our revenue for the second quarter and first six months of 2009 and 2008 follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Direct premium written before the impact of refunds	$75,631	$87,129	(13)	$156,405	$178,288	(12)
Less:
Cash refunds primarily related to rescissions	(10,701)	(2,738)	291	(16,800)	(4,167)	303
Change in refund accruals primarily related to rescissions	8,891	170	5,130	(10,161)	(175)	5,706

Direct premium written	73,821	84,561	(13)	129,444	173,946
Ceded premium written	(10,027)	(15,480)	(35)	(21,157)	(31,475)	(33)

Net premium written	63,794	69,081	(8)	108,287	142,471	(24)
Change in unearned premiums	1,039	784	33	904	(542)	(267)

Earned premiums	$64,833	$69,865	(7)	$109,191	$141,929	(23)

Net investment income	$10,859	$9,175	18	$22,051	$18,722	18

Net realized investment (losses) gains	$2,017	$(3,799)	(153)	$(2,548)	$(1,096)	132

Total revenues	$77,711	$75,243	3	$128,698	$159,559	(19)
     The decline in direct premium written for the three months and six months ended June 30, 2009 compared to the respective periods of 2008 is primarily the result of a 13.3% decline in insurance in force over the one-year period prior as well as the impact of premium refunds from rescissions. Rescission activity has increased dramatically since the beginning of 2008. When we rescind coverage on an insured policy, the entire previously paid premium is refunded. For the second quarter and first six months of 2009, cash premium refunded, primarily due to rescission activity, was 14.1% and 10.7%, respectively, of direct premium written before the impact of refunds compared to 3.1% and 2.3% for the respective periods of 2008. We also establish an accrual for expected premium refunds on policies that are currently under investigation for rescission.
     Ceded premium written is comprised primarily of premiums written under excess of loss reinsurance treaties with captives. Ceded premium during the three months and six months ended June 30, 2009 decreased over the respective periods of 2008 due to: (1) a decrease in insurance in force subject to captive reinsurance as a result of policy cancellations and the termination of one captive reinsurance arrangement; (2) the establishment of an accrual in the first quarter of 2009 to account for the rescission of coverage on policies subject to captive reinsurance and the expected refunds of premiums previously ceded; and (3) the conclusion of the arbitration of the Excess-of-Loss reinsurance treaty and the subsequent recovery of $2.0 million of ceded premium previously expensed. The premium cede rate for the three months and six months ended June 30, 2009 decreased to 13.6% and

16.3%, respectively, from 18.3% and 18.1%, respectively, in the periods one-year prior primarily due to the recovery of premium previously expensed.
     The increase in net investment income was primarily due to the growth in average invested assets and an increase in the yield of the portfolio. Average invested assets at cost or amortized cost grew by 5.0% and 3.7% during the second quarter and first six months of 2009 compared to the same periods of 2008. The growth in average invested assets is due to the investment of positive operating cash flows during the six months ended December 31, 2008. The book yield on our investment portfolio increased to 5.17% at June 30, 2009 compared to 4.65% at June 30, 2008. For a further discussion, see “Investment Portfolio”.
Losses and Expenses
     A summary of the individual components of losses and expenses for the three months and six months ended June 30, 2009 and 2008 follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Net losses and loss adjustment expenses:
Net settled claims	$149,863	$68,263	120	$203,783	$108,350	88
Net change in loss reserves	278,956	218,568	28	318,584	393,512	(19)
Loss adjustment expenses	2,549	5,918	(57)	10,578	12,146	(13)

Total	431,368	292,749	47	532,945	514,008	4
Net change in premium deficiency	—	(15,000)	(100)	—	—
Policy acquisition costs	—	—	n/a	—	39,416	(100)
Other operating expenses (net of acquisition costs deferred)	8,680	27,238	(68)	18,091	41,344	(56)

Loss ratio	665.4%	419.0%	59	488.1%	362.2%	35
Expense ratio	13.6%	39.4%	(65)	16.7%	32.2%	(48)
Combined ratio	679.0%	458.4%	48	504.8%	394.4%	28
     Net losses and LAE are comprised of settled claims and LAE as well as the increase in the loss and LAE reserve during the period.
     The following table provides detail on direct settled claims and number of settled claims for our Primary and Modified Pool insurance prior to the effect of ceded settled claims for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Direct settled claims:
Primary insurance	$114,947	$48,187	139	$171,224	$77,423	121
Modified Pool insurance	48,826	20,192	142	56,561	31,044	82

Total	$163,773	$68,379	140	$227,785	$108,467	110

Number of claims settled:
Primary insurance	1,775	919	93	2,819	1,605	76
Modified Pool insurance	827	363	128	958	530	81

Total	2,602	1,282	103	3,777	2,135	77

     Direct claims settled during the second quarter of 2009 increased by approximately 103% over the second quarter of 2008 reflecting:

•	the aging of the default inventory,

•	the end of certain lender and government-sponsored entity (“GSE”) foreclosure moratoriums that had previously delayed the completion of the foreclosure process, which is generally necessary before a claim can be filed, and

•	the completion of a large number of investigations relating to early payment defaults in a claim filed status.
     The average settled loss increased significantly during the second quarter of 2009 to $62,900 compared to $54,500 for the first quarter of 2009 and $53,300 during the second quarter of 2008. The increase in the average settled loss is primarily the result of a higher percentage of claims from the more recent vintage years, specifically the 2006 vintage year, and from the distressed markets, both of which reflect larger loan balances (see tables below for more detail). Furthermore, the results of our efforts to mitigate losses through pre-sales continued to deteriorate during the second quarter reflecting the adverse conditions of the housing market and state of the economy.
     The following table shows the average loan size and average risk per policy by vintage year. Policies originated during 2006 and 2007 comprised approximately 75% of our second quarter 2009 settled claims compared to 47% in the first quarter of 2009 and 38% in the second quarter of 2008.

	Primary		Modified Pool
	Average	Average	Average	Average
	Loan Size	Insured Risk	Loan Size	Insured Risk
Vintage Year
2004 and Prior	$116,241	$29,785	$139,174	$41,451
2005	154,968	40,854	175,815	57,201
2006	204,003	52,830	258,502	68,805
2007	205,662	55,352	270,858	78,816
2008	202,766	46,604	—	—

Overall Average	$169,860	$44,309	$205,264	$60,025
     Policies from the distressed markets comprised 61.8% of our second quarter 2009 settled claims compared to 31.9% in the second quarter of 2008. The following table shows the average loan size and average risk per policy for the distressed markets compared to the remainder of the portfolio.

	Primary		Modified Pool
	Average	Average	Average	Average
	Loan Size	Insured Risk	Loan Size	Insured Risk
Distressed States:
California	$331,595	$82,829	$327,509	$88,301
Florida	199,770	53,001	207,468	57,430
Arizona	196,089	51,516	201,148	62,667
Nevada	238,104	64,061	224,232	71,314

Average distressed states	$237,250	$61,548	$255,649	$71,818

Average non-distressed states	$153,740	$40,186	$170,757	$51,949
     The increase in the average settled claim amount was also influenced by our reduced ability to mitigate claims. Continuing declines in home prices across almost all markets, with significant declines in the distressed markets, combined with tighter mortgage credit availability have continued to negatively impact our ability to mitigate losses through the sale of properties. The greater concentration of settled claims from the distressed markets and the resulting negative impact on our ability to mitigate losses contributed to the increase in average paid loss during the second quarter of 2009. We expect our ability to mitigate losses will continue to be adversely affected by the continued pressure on home prices combined with the limited availability of credit in the U.S. financial markets. A greater concentration of settled claims in distressed markets will exacerbate this effect.
     The table below provides the gross cumulative incurred loss incidence rate by book year (calculated as cumulative gross losses settled plus loss reserves, excluding the impact of modified pool and captive structures, divided by policy risk originated, in each case for a particular book year) that have developed through June 30, 2009 and 2008.

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
Book Year	2009	2009	2008	2008	2008
2000 & Prior	1.00%	0.99%	0.99%	0.98%	0.97%
2001	1.44%	1.42%	1.42%	1.38%	1.34%
2002	2.01%	1.94%	1.92%	1.87%	1.81%
2003	1.86%	1.70%	1.66%	1.59%	1.46%
2004	3.50%	2.86%	2.52%	2.21%	1.88%
2005	8.85%	6.71%	5.30%	4.45%	3.71%
2006	15.19%	10.46%	9.39%	7.83%	6.16%
2007	12.05%	7.72%	6.46%	5.66%	4.33%
2008	2.83%	1.83%	1.30%	0.60%	0.05%

Total	6.39%	4.63%	4.03%	3.49%	2.87%

     Prior to 2007, the policies that we insured historically defaulted for a variety of reasons but primarily due to loss of employment, divorce, or illness of a mortgage holder. The probability of these events occurring and impacting a borrower’ propensity to default increases over time. Historically, we expected the gross cumulative incurred loss incidence rate for a specific book year to also increase over time as the incidence of default is relatively low in the first few years of development, typically reaches its peak in the second through the fifth year after loan origination, and will moderately increase over time as a small number of policies continue to default.
     However, in addition to the above factors, the incidence of default in the current environment has been and continues to be adversely impacted by the significant decline in home prices throughout the United States. The more recent book years have particularly been impacted and, as the above table indicates, these book years, specifically the 2006 and 2007 book years, are exhibiting significantly adverse performance compared to the more developed earlier book years. We do not expect this adverse performance to subside and expect the gross cumulative incurred loss incidence rate of these book years to ultimately be significantly higher than our previous books of business.
     Net losses and loss adjustment expenses also include the change in reserves for losses and loss adjustment expenses. The following table shows the change in reserves for losses and LAE for the three months and six months ended June 30, 2009 and June 30, 2008:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Increase in reserve for losses and LAE on a gross basis before the benefit of captives and Modified Pool structures	$562,956	$275,170	105	$705,132	$474,061	49

Less:
Ceded reserves to captive reinsurers	50,874	46,715	9	80,890	55,349	46
Impact of Modified Pool structures	234,495	5,674	4,033	301,764	16,737	1,703

Net increase in reserve for losses and loss adjustment expenses	$277,587	$222,781	25	$322,478	$401,975	(20)

     The significant increase in the reserve for losses and LAE on a gross basis during the second quarter and first six months of 2009 was greater than that for the respective periods of 2008 primarily due to increases in the severity and frequency components of our reserve estimation that we implemented in the second quarter of 2009 coupled with an increase in the actual number of loans in default. These increases were necessitated by continued deterioration in our ability to mitigate our loss and a continued decline in our cure rate. We do not expect these conditions to improve for the foreseeable future.
     The net increase in reserve for losses and loss adjustment expenses for the second quarter and first six months of 2009 was moderated substantially by the benefit received from structures, primarily due to reaching stop loss levels in modified pool transactions. The benefit received from structures accounted for 50.6% and 54.6% of the change in gross reserves in the second quarter and first six months of 2009, respectively, compared to 19.3% and 15.6% in the respective quarters of 2008. We expect to continue to receive a benefit from structures, primarily the result of gross losses exceeding the stop loss exit point in individual contracts.
     The following table provides further information about our loss reserves carried on our balance sheet at June 30, 2009, December 31, 2008 and June 30, 2008:

	June 30,	December 31,	June 30,
(dollars in thousands)	2009	2008	2008

Primary insurance:
Reserves for reported defaults	$1,045,348	$728,981	$530,734
Reserves for defaults incurred but not reported	48,575	65,671	53,593

Total Primary insurance	1,093,923	794,652	584,327

Modified Pool insurance:
Reserves for reported defaults	433,278	344,112	193,505
Reserves for defaults incurred but not reported	42,576	31,539	26,250

Total Modified Pool insurance	475,854	375,651	219,755

Reserve for loss adjustment expenses	21,430	17,537	13,180

Total reserves for losses and loss adjustment expenses	$1,591,207	$1,187,840	$817,262

     The above table does not account for reserves ceded to lender-sponsored captive reinsurers. The amount recoverable under captive reinsurance contracts, net of amounts due the respective reinsurers, is shown as an asset on the balance sheet and amounted to approximately $234.2 million and $55.3 million at June 30, 2009 and 2008, respectively.

     The following table indicates the growth in both the gross risk in default and reserves in the four distressed market states at June 30, 2009, December 31, 2008 and June 30, 2008.

	June 30,	December 31,	June 30,
(dollars in thousands)	2009	2008	2008

% of Gross Risk In Force:
California	14.4%	14.6%	15.3%
Florida	11.7%	11.6%	12.1%
Arizona	5.2%	5.2%	5.5%
Nevada	3.0%	3.0%	3.1%

Total Distressed Market States	34.3%	34.4%	36.0%

% of Gross Risk in Default:
California	24.3%	25.1%	24.2%
Florida	21.5%	23.1%	24.0%
Arizona	7.4%	7.2%	6.3%
Nevada	5.3%	5.0%	4.3%

Total Distressed Market States	58.5%	60.4%	58.8%

% of Gross Reserves:
California	24.6%	24.4%	23.4%
Florida	22.5%	23.5%	24.6%
Arizona	8.2%	7.4%	6.2%
Nevada	5.6%	5.0%	4.2%

Total Distressed Market States	60.9%	60.3%	58.4%
     Certificates originated during 2006 and 2007 comprise 64.3% of our loans in default, but 72.9 % of the risk in default at June 30, 2009. Both measures are down slightly from the first quarter levels due primarily to a large amount of claim activity attributable to the 2006 vintage book. The difference in percentages of loans in default and risk in default primarily reflects the higher loan amounts associated with these policy years.
     To illustrate the impact of the changes in the frequency and severity factors utilized in the reserve model, the following table details the amount of risk in default and the reserve balance as a percentage of risk in default at June 30, 2009, December 31, 2008 and June 30, 2008. The table also provides the impact of the rescission factor, which is a component of the frequency factor utilized in the reserve model, on gross case reserves at the respective periods.

	June 30,	December 31,	June 30,
(dollars in millions)	2009	2008	2008

Gross risk on loans in default	$3,532	$2,729	$1,780
Risk expected to be rescinded on loans in default	(1,094)	(888)	(312)

Risk in default net of expected rescissions	$2,438	$1,841	$1,468

Gross case reserve (1)	$1,889	$1,146	$801
Gross case reserves on loans expected to be rescinded	(353)	(239)	(87)

Gross case reserves net of expected rescissions	$1,536	$907	$714

Gross case reserves as a percentage of gross risk in default	53.5%	42.0%	45.0%

Gross case reserves net of expected rescissions as a percentage of gross risk in default, net of expected rescissions	63.0%	49.3%	48.7%
Percentage decrease in gross case reserves from rescission factor	18.7%	20.8%	10.8%

(1)	Reflects gross case reserves, which excludes IBNR, ceded reserves and the benefit from Modified Pool structures, as a percentage of risk in default for total delinquent loans.
     The following table shows default statistics as of June 30, 2009, December 31, 2008 and June 30, 2008:

	June 30,	December 31,	June 30,
(dollars in thousands)	2009	2008	2008

Total business:
Number of insured loans in force	320,350	345,055	365,649
Number of loans in default	52,608	40,286	26,601
Percentage of loans in default (default rate)	16.42%	11.68%	7.28%

Primary insurance:
Number of insured loans in force	232,828	252,368	267,689
Number of loans in default	31,338	24,241	16,075
Percentage of loans in default	13.46%	9.61%	6.01%

Modified Pool insurance:
Number of insured loans in force	87,522	92,687	97,960
Number of loans in default	21,270	16,045	10,526
Percentage of loans in default	24.30%	17.31%	10.75%
     The number of loans in default increased by 98% over the twelve months ended June 30, 2009. The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current. The percentage of loans in default, or default rate, has increased by 126% over this same period. The default rate is affected by the number of policies in default as well as the number of policies in force. As we are in run-off and are no longer issuing commitments for mortgage insurance, we expect the number of policies in force to continue to decline which will have an adverse effect on the default rate. We currently expect the overall default rate as well as the number of loans in default to increase during the remainder of 2009.
     We do not provide reserves on Modified Pool defaults with deductibles until the cumulative incurred losses for that transaction reach the deductible threshold. For the transactions that have exceeded this threshold, we have recognized cumulative losses of $456.8 million at June 30, 2009 compared to cumulative losses of $259.3 million at March 31, 2009 and $80.8 million at June 30, 2008. We have realized the majority of the benefit from the deductibles and do not expect any material benefit going forward.

     We also do not provide reserves on Modified Pool defaults where the cumulative incurred losses to date for the related structure have exceeded the stop loss amount. At June 30, 2009, our loss reserves were limited by $364.6 million as a result of incurred losses for certain structured transactions exceeding the respective stop loss exit point. This amount was $119.5 million at March 31, 2009, $37.5 million at December 31, 2008 and $0 at June 30, 2008. We believe that based on the recent adverse development of our Modified Pool business, we will continue to provide additional reserves on a gross basis on structured bulk transactions and we will continue to limit the addition of reserves due to Modified Pool contracts reaching stop loss limits.
     As part of our overall risk management strategy, we have entered into excess of loss captive reinsurance agreements with several of our lender customers. As detailed in Item 1, “Business—Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2008, we retain the first loss position on the first aggregate layer of risk and reinsure a second finite layer with the captive reinsurer. Certain captives have exceeded the first loss layer in incurred losses, which resulted in the ceding of reserves and settled losses related to specific book years. At June 30, 2009, we had ceded $237.7 million of reserves and $14.0 million of cumulative settled losses to captive reinsurers, of which $8.1 million resulted from the termination of one captive reinsurance contract in the first quarter of 2009 and the return of the trust balance. At June 30, 2008, we had ceded $62.7 million of reserves to captive reinsurers. If the current default and settled claim trends continue, we expect to cede additional reserves and settled losses to the captive reinsurers in the remainder of 2009. However, we will continue to limit the ceded reserves to the specific trust balances in the captives.
Expenses and Taxes
     Other operating expenses during the second quarter and first six months of 2009 decreased by 68% and 56%, respectively, compared to the periods of 2008. The decreases are primarily the result of the accrual for exit costs in the second quarter of 2008 relating to our decision to transition to run-off as well as expenses incurred during the first six months of 2008 associated with the attempted capital raising effort and the transition of our business to run-off.
     During the first quarter of 2008, we wrote off the remaining deferred policy acquisition costs (“DAC”) asset balance of $34.8 million as the estimated gross loss in the remaining portfolio no longer supported the asset value. Subsequently, we have not capitalized any cost to acquire new business.
     At the end of the first quarter of 2008, we established a premium deficiency reserve because the present value of our estimated future settled losses and expenses, net of the present value of our estimated future renewal premiums, exceeded our existing net reserves. Subsequent to the first quarter of 2008, the quarterly review of our outstanding book of business has not resulted in the need to establish any further premium deficiency. This is primarily due to the large increases in our recorded loss reserves.
     The income tax benefit recognized in the three months and six months ended June 30, 2009 of $4.8 million and $10.3 million represents the reduction of the allowance applied to the deferred tax assets as a result of the growth in unrealized gains. Going forward, we may continue to incur operating losses for tax purposes and generate net operating loss carry forwards for federal income tax reporting purposes for which we will be unable to receive any immediate benefit in our Statements of Operations.
     Our effective tax rate was 1.3% and 2.4%, respectively, for the three months and six months ended June 30, 2009 compared to 13.7% and 20.3% for the same periods of 2008. The effective tax rate for 2009 reflects our inability to recognize any tax benefits, other than those obtained through the growth in unrealized gains from expected net operating tax loss carryforwards.

Financial Position
     Total assets at June 30, 2009 increased slightly to $1.2 billion compared to $1.1 billion at December 31, 2008 primarily due to an increase in loss reserves ceded to captive reinsurers, which is reported as an asset on the balance sheet. While total assets increased at June 30, 2009, total cash and invested assets decreased from year-end levels by $52.1 million due to liquidity needs at Triad. Total liabilities increased to $1.7 billion at June 30, 2009 from $1.3 billion at December 31, 2008. This increase was primarily due to the growth in loss and LAE reserves. The deficit in assets has increased to $529.7 million at June 30, 2009 from $136.7 million at December 31, 2008.
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
Deferred Policy Acquisition Costs
     Prior to the write-off of the DAC asset at March 31, 2008, we capitalized costs to acquire new business as DAC and recognized these as expenses against future gross profits. At March 31, 2008, we determined that the net present value of the estimated future cash flows on the remaining book of business exceeded the recorded reserves (net of the unamortized DAC) which required the establishment of a premium deficiency reserve. The actual mechanics of recording the premium deficiency reserve require that we first reduce the DAC balance to zero before recording any additional premium deficiency reserve. Therefore, we wrote down the DAC asset by $34.8 million in the first quarter of 2008. We have not capitalized any costs to acquire new business subsequent to the first quarter of 2008.
Investment Portfolio
Portfolio Description
     Our goal for managing our investment portfolio is to optimize investment returns and provide liquidity as necessary for the payment of claims while preserving capital and adhering to regulatory requirements. We have established a formal investment policy that describes our overall quality and diversification objectives and limits. Historically, the majority of our investment portfolio was comprised of tax-preferred state and municipal fixed income securities. Given the operating losses reported since the third quarter of 2007, we currently do not anticipate the realization of tax benefits normally associated with state and municipal securities. As a result, we made the decision in the second quarter of 2008 to restructure the investment portfolio into taxable publicly-traded securities, primarily corporate debt obligations, asset-backed securities, and mortgage-backed securities. In connection with the restructuring of our investment portfolio, we shortened the portfolio duration to better match the maturities with our anticipated cash needs. At June 30, 2009, we had $139.4 million of state, municipal, and other government bonds remaining in our portfolio, of which $128.5 million were tax-preferred municipal securities. In the current market, there are significant risks involved in attempting to liquidate the remaining tax-preferred portfolio. These risks include execution risk in the selling of securities, additional credit risk moving from primarily insured, highly rated municipal bonds to lower rated corporate bonds, and potential deterioration in the market value of our municipal holdings due to economic conditions or other reasons.
     Our investment policy and strategies are subject to further change depending upon regulatory, economic and market conditions as well as our existing financial condition and operating requirements, including our tax position. We classify our entire investment portfolio as available-for-sale. This classification allows us the flexibility to dispose of securities in order to meet our investment objectives and operating requirements. All investments are carried on our balance sheet at fair value.

     The following table shows the composition of our investment portfolio at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed maturity securities:
U. S. government obligations	$5,723	0.7%	$7,996	0.9%
State, municipal, and other government bonds	139,367	16.4%	171,566	19.2%
Corporate bonds	532,148	62.5%	482,196	53.9%
Asset-backed bonds	52,048	6.1%	65,749	7.3%
Residential mortgage-backed bonds	118,523	13.9%	126,679	14.1%

Total fixed maturities	847,809	99.6%	854,186	95.4%
Equity securities	31	0.0%	583	0.1%

Total available-for-sale securities	847,840	99.6%	854,769	95.5%
Short-term investments	3,800	0.4%	40,653	4.5%

	$851,640	100.0%	$895,422	100.0%

     The decline in the value of the investment portfolio is primarily due to the use of the proceeds from maturities and the sale of securities to fund the negative cash flow from operations in the first half of 2009. We expect to continue to have negative cash flow from operations for the foreseeable future, which will further reduce the value of our investment portfolio.
     The following table shows the results of our investment portfolio for the three months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008

Average investments at cost or amortized cost	$852,044	$811,592	$848,145	$818,051
Pre-tax net investment income	$10,859	$9,175	$22,051	$18,722
Book yield	5.2%	4.7%	5.2%	4.7%
Pre-tax realized investment (losses) gains	$2,017	$(3,799)	$(2,548)	$(1,096)
     The increase in the book yield is partly attributable to write downs in the previous twelve months due primarily to other-than-temporary impairments. The taxable securities we have purchased since the second quarter of 2008 generally have a lower duration but a similar book yield as the longer duration municipal securities that comprised the majority of the portfolio at June 30, 2008. The pre-tax realized investment gains in the second quarter of 2009 are primarily attributable to the sale of securities and reflect improved market conditions during the second quarter of 2009. The largest portion of the pre-tax realized investment losses in the six months ended June 30, 2009 are from write downs due to other-than-temporary impairments as described in “Realized Gains (Losses) and Impairments” below.

Unrealized Gains and Losses
     The following table summarizes by category our unrealized gains and losses in our securities portfolio at June 30, 2009:

	As of June 30, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Fixed maturity securities:
U. S. government obligations	$5,415	$308	$—	$5,723
State, municipal, and other government bonds	132,917	6,450	—	139,367
Corporate bonds	504,575	27,573	—	532,148
Asset-backed bonds	49,345	2,703	—	52,048
Residential mortgage-backed bonds	114,131	4,392	—	118,523

Subtotal, fixed maturities	806,383	41,426	—	847,809
Equity securities	17	14	—	31
Short term investments	3,796	4	—	3,800

Total securities	$810,196	$41,444	$—	$851,640

     Given our recurring losses from operations and the significant doubt regarding our ability to continue as a going concern, we may no longer have the ability to hold impaired assets for a sufficient time to recover their value. As a result, we made the decision to recognize an impairment loss on all securities whose amortized cost is greater than the reported fair value and thus have no unrealized losses at June 30, 2009.
     While market conditions have improved recently, the unrealized gains are partly due to previous impairment of our fixed income securities. These unrealized gains do not necessarily represent future gains that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. Taxable securities typically exhibit greater volatility in value than tax-preferred securities and thus we expect greater volatility in unrealized gains and realized losses going forward. Volatility may increase in periods of uncertain market or economic conditions.

Credit Risk
     Credit risk is inherent in an investment portfolio. One way we attempt to limit the inherent credit risk in our portfolio is to maintain investments with high ratings. The following table shows our investment portfolio by credit ratings.

	June 30, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed Maturities:
U.S. treasury and agency bonds	$5,723	0.7	$7,996	0.9
AAA	208,573	24.6	236,975	27.7
AA	151,727	17.9	196,088	23.0
A	432,217	51.0	381,936	44.7
BBB	29,896	3.5	25,203	3.0
BB	15,076	1.8	1,239	0.1
B	1,019	0.1	619	0.1
CCC	1,923	0.2	1,523	0.2
CC and lower	341	0.0	48	0.0
Not rated	1,314	0.2	2,559	0.3

Total fixed maturities	$847,809	100.0	$854,186	100.0

Equity Securities:
Preferred stocks:
A	1	1.6	429	73.6
BBB	—	—	133	22.8
C	30	98.4	21	3.6

Total equity securities	$31	100.0	$583	100.0

     We evaluate the credit risk of a security by analyzing the underlying credit qualities of the security. We also find value in any enhancement provided by the financial guaranty insurers to our municipal and state tax-preferred securities. Such credit enhancements may benefit the credit rating of the municipal or state tax-preferred security. Taxable securities generally do not have such credit enhancements and the credit rating reflects the securities’ underlying credit qualities.
     The following table indicates the credit quality of our fixed maturity portfolio without the benefit of the credit enhancements as provided by financial guaranty insurers at June 30, 2009:

	Credit Quality Without Benefit
	of Credit Enhancements
(dollars in thousands)	Amount	Percent

U.S. treasury and agency bonds	$5,723	0.7
AAA	178,488	21.1
AA	100,936	11.9
A	495,778	58.4
BBB	28,636	3.4
BB	14,632	1.7
B	854	0.1
CCC	—	—
CC and below	1,786	0.2
Not rated	20,976	2.5

Total Fixed Maturities	$847,809	100.0

     As of June 30, 2009, we did not invest directly in any financial guaranty insurers, but we were indirectly exposed to the risk of financial guaranty insurer default through the credit enhancements provided on the majority of our state and municipal fixed maturity bond portfolio.
     At June 30, 2009, the carrying value of our state and municipal bond portfolio amounted to $134.2 million, with approximately $115.0 million containing credit enhancements from financial guaranty insurers. The following table indicates the approximate exposure to and percentage of our credit enhanced state and municipal bond portfolio by financial guaranty insurer at June 30, 2009:
Financial Guarantors

	Credit Enhanced State and
	Municipal Portfolio
(dollars in thousands)	Amount	Percent

MBIA	$30,699	26.6
FSA	26,900	23.4
FGIC	24,816	21.6
AMBAC	16,894	14.7
Others (four companies)	15,703	13.7

Total	$115,012	100.0

Realized Gains (Losses) and Impairments
     Net realized investment gains were $2.0 million in the second quarter of 2009 compared to a net realized investment loss of $3.8 million in the corresponding period in 2008. The realized investment gains for the second quarter of 2009 were partly attributable to the sale of previously impaired securities. The realized investment losses in the second quarter of 2008 were primarily due to other-than-temporary impairment losses.
Liquidity and Capital Resources
     The accompanying consolidated financial statements have been prepared in accordance with GAAP and assume that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, our ability to continue as a going concern will be dependent on our ability to comply with terms of the Corrective Orders, which includes an ultimate solvent run-off. If we are unable to comply with the terms of the Corrective Orders, Illinois law may require the Department to seek receivership in the courts. If Triad were placed into receivership, all of the assets and future cash flows of Triad would be allocated to Triad’s policyholders to pay insurance claims and the administrative expenses of the receivership, and none of such assets or cash flows would be available to the parent company and its stockholders. As Triad is the Company’s primary source of cash flow, if Triad were placed in receivership proceedings by the Department, the parent, TGI, could be forced to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws and little or no funds would ever be available for distribution to our stockholders. The report of our independent registered public accounting firm with respect to our December 31, 2008 financial statements indicates that there is substantial doubt about our ability to continue as a going concern.
     Beginning on June 1, 2009 pursuant to the second Corrective Order, all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by the recording of a DPO. Effective July 1, 2009, the DPO accrues a carrying charge based on the investment yield earned by Triad’s investment portfolio and payment of both the DPO and the carrying charge is subject to Triad’s future financial performance and requires the approval of the Department. During the month of June 2009, Triad settled claims of $67.6 million through the payment of $40.6 million in cash and the recording of a DPO of $27.0 million. The specific terms of the Corrective Order requiring the recording of a DPO will positively impact our operating cash flows in the near term. However, because we remain obligated to pay the DPOs and will accrue a carrying charge on the DPOs based on the investment yield earned by Triad’s investment portfolio, we do not expect any ultimate financial benefit to us from recording a DPO.
     Generally, our sources of operating funds consist of premiums written and investment income. Operating cash flow has historically been applied to the payment of claims, interest, expenses and prepaid federal income taxes in the form of ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bond”) purchases. During the period that we were reporting positive results of operations and prior to our decision to enter into voluntary run-off, we purchased Tax and Loss Bonds to take advantage of a special contingency reserve deduction that mortgage guaranty companies are allowed for tax purposes. We recorded the Tax and Loss Bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that are scheduled to become payable in ten years, when the contingency reserve is scheduled to be released, and the respective Tax and Loss Bonds are scheduled to mature. The scheduled proceeds from the maturity of the Tax and Loss Bonds were anticipated to be utilized to fund the income tax payments. However, beginning in 2007 and continuing into 2008, we made the decision to redeem our Tax and Loss Bonds earlier than scheduled due to our operating losses generated in those years, which has provided a source of funds. During the first six months of 2008, we redeemed $52.8 million of Tax and Loss Bonds and substantially all of the remaining Tax and Loss Bonds were redeemed in the last six months of 2008. Our holdings of Tax and Loss Bonds at December 31, 2008 were negligible. During the first six months of 2009, we did not redeem any Tax and Loss Bonds.
     During the first six months of 2009, we had $71.6 million of negative cash flow from operating activities compared to a positive cash flow of $78.2 million in the first six months of 2008. The decline in operating cash flow in 2009 compared to the first six months of 2008 reflects the lack of any redemption of Tax and Loss Bonds, a substantial increase in settled claims, and a decline in premiums received.
     Net cash received from premiums amounted to $117.2 million during the first six months of 2009 compared to $144.4 million in the corresponding period in 2008. This decrease is due to the overall decline in insurance in force as well as a significant amount of premium refunds related to rescission activity. Premium refunds were $16.8 million in the first six months of 2009 compared to $4.2 million in the corresponding period in 2008. We anticipate more refunds of premiums related to rescission activity in the remainder of 2009 and have established a $25.5 million liability at June 30, 2009 to account for this anticipated rescission activity.
     Net cash paid for claims and LAE, after accounting for the impact of the DPO, increased to $185.4 million during the six months ended June 30, 2009 from $110.0 million during the first six months of 2008. Net settled claims in the first half of 2009 reflect $21.9 million of reimbursed paid claims from reinsurers, of which $10.0 million resulted from the settlement of the EOL arbitration. Net cash paid for claims and LAE in the second quarter of 2009 increased to $127.7 million compared to $57.7 million in the first quarter of 2009. The significant increase in settled losses during the second quarter of 2009 was primarily due to the lifting of various foreclosure moratoriums and the progression of a higher number of defaults from the 2006 and 2007 vintages through the foreclosure process. DPOs of $27.0 million were recorded in June, the first month of this requirement. While the DPO requirement will mitigate the actual cash paid on claims in any period, we continue to expect that the amount of settled claims will continue to increase in subsequent quarters and the increase may be substantial.
     As described under “Investment Portfolio,” we continue to execute the repositioning of our investment portfolio from a primarily tax-preferred portfolio to a taxable portfolio and to shorten the maturities. The operating cash flow shortfall for the first six months of 2009 was funded through sales of short-term investments and other investment securities. See “Investment Portfolio” for more information.
     At June 30, 2009, the Company reported a deficit in assets of $529.7 million compared to a deficit in assets of $136.7 million at December 31, 2008 and stockholders’ equity of $140.9 million at June 30, 2008. A deficit in assets occurs when recorded liabilities exceed recorded assets. The primary factor contributing to the change since the second quarter of 2008 is the net loss from operations. We expect to continue to report a deficit in assets for the foreseeable future. The deficit in assets, as well as other factors, could adversely impact our continued listing on The NASDAQ Stock Market.
     The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay its parent company. As discussed previously, the Corrective Orders prohibit the payment of dividends by our insurance subsidiary to the parent corporation without prior approval from the Department, which is highly unlikely for the foreseeable future.
     Included in policyholders’ surplus of the primary insurance subsidiary, Triad, is a “surplus note” of $25 million payable to the registrant, its parent. The accrual of and payment of the interest on the surplus note must be approved by the Department, which has broad discretion to approve or disapprove any such payment. We do not expect that Triad will be able to pay any principal or interest on this note for the foreseeable future.
     The parent company has limited sources of cash flow. The $35 million outstanding long-term debt, due in 2028, is the obligation of the parent company and not of Triad. Debt service amounts to $2.8 million per year and is paid by the parent company. The primary source of funds for the parent company debt service has historically been the interest paid on the $25 million surplus note by Triad, which has provided $2.2 million on an annual basis. We do not expect this source of cash to be available for the foreseeable future. At June 30, 2009, the parent company had cash and invested assets of approximately $9.7 million. On July 15, 2009, the parent company remitted the second of the semi-annual debt service payments on the outstanding long-term debt. The next debt service payment is due in January 2010. We cannot provide any assurance that any future debt service payments will be made and the ultimate ability of the parent company to repay the entire $35 million is subject to substantial risks and cannot be assured unless a source of funds is secured. The ability of the parent company to pay the debt service with funds obtained from Triad, whether in the form of dividends, payments on the surplus note or otherwise, will require the approval of the Department, and it is unlikely that such approval will be sought or obtained in the foreseeable future.
     Triad has historically reimbursed the parent company for the majority of its operating cash expenses under a management agreement. Pursuant to the Corrective Orders, we are required to submit to the Department a request for reimbursement of these expenses, excluding interest expense on the long-term debt, on a quarterly basis. These parent company cash expenses range from approximately $250,000 to $600,000 per quarter depending on certain activities and include legal, director fees, accounting, and consulting fees. There can be no assurance these quarterly expenditures will not increase in the future. If the Department prohibits or limits the reimbursement by Triad of the parent company’s operating expenses, the cash resources of the parent company will be adversely affected.
     Triad’s ability to incur any material operating and capital expenditures, as well as its ability to enter into any new contracts with unaffiliated parties, also requires the Department’s approval (except for certain operating expenditures that have been preapproved by the Department).
     Triad cedes business to captive reinsurance affiliates of certain mortgage lenders, primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust accounts where Triad is the sole beneficiary. At June 30, 2009, total trust balances were approximately $272.1 million compared to $239.1 million at June 30, 2008.
     Triad ceased accepting commitments to write new mortgage insurance on July 15, 2008 and is operating in run-off. The risk-to-capital ratio, which is utilized as a measure by many states and regulators of an insurer’s capital adequacy and ability to underwrite new business, is no longer relevant for Triad because we are operating in run-off.

     Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve. The following table provides information regarding our statutory capital position at June 30, 2009, December 31, 2008 and June 30, 2008:

	June 30,	December 31,	June 30,
(dollars in millions)	2009	2008	2008

Statutory policyholders’ surplus	$178.6	$88.0	$192.1
Statutory contingency reserve	—	—	82.6

Total	$178.6	$88.0	$274.7

Risk-to-capital ratio	56.3 to 1	125.2 to 1	42.7 to 1

     The increase in statutory policyholders’ surplus at June 30, 2009 compared to December 31, 2008 is primarily the result of the impact on statutory loss reserves of the Corrective Order that requires all valid claims be settled 60% in cash and 40% by recording a DPO. Since the implementation of the DPO requirement on March 31, statutory loss reserves under SAP have been reduced by $575.2 million from the level absent this requirement. The total impact on policyholders’ surplus has been an increase of $602.2 million which includes $27.0 million from the establishment of DPOs on claims settled in June. There was no such impact to loss reserves or stockholders equity as calculated on a GAAP basis. Even if Triad’s risk-to-capital ratio were to be reduced to 25-to-1 or lower, we would continue to be prohibited from writing new business.
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
     During 2008 and continuing into the first half of 2009, we experienced a much higher level of rescission activity than in previous years. This activity has been concentrated in policies originated in 2006 and 2007. We have also identified concentrations with specific lenders and by delivery channel. We incorporate a factor in our computation of loss reserves to account for expected rescissions, based upon the status of our investigation of early payment defaults. The effect of the factor is to reduce the loss reserve by reflecting the probability that we may rescind coverage on a certificate. The impact of this factor in our calculation of loss reserves has increased over the last six quarters, although the growth slowed considerably in the second quarter of 2009.
     We also account for the impact of expected rescissions on our future premium revenue by establishing an accrual for expected premium refunds. In establishing this accrual, we consider the probability that a policy will be rescinded, which is consistent with the factor used in the calculation of loss reserves. During the second quarter of 2009, the impact on premium earned was minimal due to the large payment of premium refunds and corresponding release of the accrual. In estimating the accrual for expected premium refunds, we rely on recent historical experience but also use a substantial amount of judgment. While rescission activity has been significantly elevated from our historical experience, our recent level of rescission activity is not necessarily indicative of future trends. Furthermore, our ability to rescind a policy may be adversely impacted by the insured disputing our rights and prevailing in court or arbitration. Any increase or decrease in rescission factors would impact our reserves in the period in which the rescission factor is adjusted.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations
     We had no material off-balance sheet arrangements at June 30, 2009.
     We lease office facilities and office equipment under operating leases with minimum lease commitments that range from one to five years. We had no capitalized leases or material purchase commitments at June 30, 2009.
     Our long-term debt has a single maturity date in 2028. There were no material changes during the six months ended June 30, 2009 to the aggregate contractual obligations shown in our Annual Report on Form 10-K for the year ended December 31, 2008.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
     Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements relating to future plans, expectations and performance, which involve various risks and uncertainties, including, but not limited to, the following:
•	a deeper or more prolonged recession in the United States coupled with the tightening of the mortgage credit markets could increase defaults and limit opportunities for borrowers to cure defaults or for Triad to mitigate losses, which could have an adverse material impact on our business or results of operations;

•	the possibility that the Department may take various actions regarding Triad if it does not operate its business in accordance with its revised financial and operating plan and the Corrective Orders, including seeking receivership proceedings, which would effectively eliminate all remaining stockholder value;

•	our ability to continue as a going concern;

•	the ability of the parent company to pay the debt service with funds obtained from Triad, whether in the form of dividends, payments on the surplus note or otherwise, will require the approval of the Department, and it is unlikely that such approval will be sought or, if sought, will be obtained in the foreseeable future;

•	our loss reserves estimates are subject to uncertainties and are based on assumptions that are currently volatile in the housing and mortgage industries and therefore settled claims may be substantially different from our loss reserves;

•	we may not continue to realize benefits from rescissions at the levels that we have recently experienced;

•	if house prices continue to fall, additional borrowers may default and claims could be higher than anticipated;

•	if unemployment rates continue to rise, especially in those areas that have already experienced significant declines in house prices, defaults and claims could be higher than anticipated;

•	further economic downturns in regions where we have larger concentrations of risk and in markets already distressed could have a particularly adverse effect on our financial condition and loss development;

•	the appointment of the Federal Housing Finance Agency (“FHFA”) as the conservator of both Fannie Mae and Freddie Mac has resulted in changes in the business practices of the GSEs;

•	the impact of recently adopted programs and legislation affecting modifications and refinancings of mortgages could materially impact our financial performance in run-off;

•	our financial condition and performance in run-off could be affected by legislation adopted in the future, if any, impacting the mortgage industry, the GSEs specifically, or the financial services industry in general;

•	if the GSEs or our lender customers choose to cancel the insurance on policies that we insure, our financial performance in run-off could be adversely affected;

•	a significant decline in interest rates coupled with an increase in available credit could increase refinancings and decrease the persistency of renewal premiums and the quality of our insurance in force;

•	if we have failed to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans or face other remedies;

•	any impediment to our ability to rescind coverage on insurance policies, which would be detrimental to our success in run-off;

•	our ability to lower operating expenses to the most efficient level while still providing the ability to mitigate losses effectively during run-off, which will directly impact our financial performance in run-off; and

•	if we are unable to satisfy its continued listing requirements, we may be delisted from The NASDAQ Stock Market.
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
Item 4T. Controls and Procedures
a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our PEO and PFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including our PEO and PFO, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

b)	There were no changes to our internal control over financial reporting during the period ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below. No pending litigation or other legal proceedings are expected to have a material adverse effect on the financial position of the Company.
     On February 6, 2009, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina. The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between October 26, 2006 and April 1, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers. The court has appointed lead counsel for the plaintiff and an amended complaint was filed on June 22, 2009. Our response to the amended complaint is due August 21, 2009. We intend to contest the lawsuit vigorously.
     Triad maintained a $95 million Excess-of-Loss reinsurance treaty that was to provide a benefit when Triad’s risk-to-capital ratio exceeded 25-to-1 and the combined ratio exceeded 100% (the “attachment point”). Once the attachment point was reached, following a one-time deductible of $25 million, the carrier would be responsible for the reimbursement of all paid losses in each quarter that the attachment point was breached up to the one-time $95 million policy limit. The coverage period was to be for 10 years. Additionally, terms of the treaty required Triad to continue the payment of premiums to the reinsurer amounting to approximately $2 million per year for the entire ten year period. The reinsurance treaty attached at the end of the first quarter of 2008; however, in April 2008 the reinsurance carrier provided a notice of termination of the agreement. The dispute was submitted to an arbitration panel and the arbitration hearing took place in December 2008 and January 2009. On June 4, 2009, Triad was notified that the arbitration panel had determined that the reinsurance carrier was required to reimburse Triad for claims paid from April 1, 2009 through May 19, 2009 following the one-time deductible of $25 million. As a result, the amount recoverable was substantially less than the $95 million policy limit. Subsequently, Triad and the reinsurance carrier entered into an agreement to settle the matter in full in exchange for a payment from the reinsurance carrier to Triad of $10 million, which resolves all disputes between the parties and concludes all remaining rights and obligations of the parties under the reinsurance treaty. In addition to the payment from the reinsurance carrier, Triad has also recovered $2.0 million in premium that had previously been expensed. Net of expenses associated with concluding the arbitration, the settlement decreased the net loss for the second quarter of 2009 by approximately $11.7 million.
Item 1A. Risk Factors
We reported a deficit in assets at June 30, 2009 of $529.7 million. In order to overcome this deficit in assets, our future net income on the remaining insurance in force must exceed $529.7 million during the run-off period. There is substantial risk that the future net income during the run-off will not exceed this amount, which could result in the institution of receivership proceedings for Triad and subsequently could compel us to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.
     During the second quarter of 2009, our deficit in assets under GAAP increased $348 million to $529.7 million due primarily to the net loss from operations. In order to overcome this deficit in assets, future revenue must exceed future losses and expenses by at least $529.7 million. Our total operating revenue, excluding realized investment gains and losses, decreased to $131 million for the six months ended June 30, 2009 from $161 million for the six months ended June 30, 2008. We project our revenue will continue to decline as our insurance in force declines.

     The most significant component of loss from operations has been the increase in the reserve for losses. We calculate our best estimate of the reserve for losses to provide for the estimated ultimate costs of settling claims on loans reported in default, and loans in default that are in the process of being reported to us, as of the date of our financial statements. Our reserving process incorporates various components in a model that gives effect to current economic conditions and segment defaults by a variety of criteria. Frequency and severity are the two most significant assumptions in the establishment of our loss reserves. During the second quarter of 2009, we increased both the frequency and severity factors based upon actual settled loss development over the past year, and our expectation for future development. Economic conditions in the housing and mortgage industries continue to be depressed and we do not anticipate a meaningful recovery in the near-term. As a result of the current economic conditions, our loss mitigation opportunities remain limited.
     The actual amount of the claim payments may be substantially different from our loss reserve estimates, even with updated factors at June 30, 2009. Our estimates could be adversely affected by a variety of factors, including, but not limited to, a significant drop in house prices within certain geographic regions in which the values have dropped only marginally through June 30, 2009, continuing increases in the unemployment rate, and a decrease in the actual rescission rates compared to those utilized in our reserve methodology. Changes to our estimates of reserves could result in a significant impact to our results of operations, even in a stable economic environment, and there can be no assurance that actual settled claims will not be substantially different than our loss reserves. We expect that any increase in loss reserves will adversely affect our deficit in assets.
The U.S. economic environment, particularly with respect to the level of unemployment and home prices, continues to have a significant negative impact on the U.S. housing and mortgage markets. Although we regularly review and consider our methodology for recording our loss reserve estimates, these estimates are subject to uncertainties and are based on assumptions that we are required to make during a time of unprecedented economic volatility. As a result, settled claims may ultimately be substantially different than our loss reserves that we have recorded and may have a material adverse impact on our financial condition and results of operations.
     Cure rates over the last six months have decreased dramatically from previous historically low levels. Additionally, through the first two quarters of 2009, default rates have increased and home price declines have accelerated outside of our distressed markets. In response to these developing economic trends, during the second quarter we raised the frequency and severity assumptions utilized in our methodology for recording loss reserve estimates, which had a material adverse impact on our operating results. Although our recorded loss reserves for the period ended June 30, 2009 reflect our best estimates as of such date, settled claims could be substantially different from the loss reserves that have been recorded and could materially and adversely affect our financial condition and results of operations.
Item 6. Exhibits
     The exhibits filed with this quarterly report on Form 10-Q are set forth in the Exhibit Index on page 46 and are incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Guaranty Inc.
/s/ Kenneth W. Jones
August 7, 2009	Kenneth W. Jones
President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.