Form 10-Q
period 2009-09-30
TRIAD GUARANTY INC
filed 2009-11-10
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  0-22342
_______________________

Triad Guaranty Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-1838519 (I.R.S. Employer Identification No.)

101 South Stratford Road Winston-Salem, North Carolina (Address of principal executive offices)	27104 (Zip Code)

(336) 723-1282
(Registrant's telephone number, including area code)

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

Number of shares of common stock, par value $0.01 per share, outstanding as of October 30, 2009 was 15,258,128.

TRIAD GUARANTY INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except per share data)	2009	2008
	(unaudited)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $763,932 and $844,964)	$814,821	$854,186
Equity securities (cost: $17 and $566)	56	583
Short-term investments	32,028	40,653
Total invested assets	846,905	895,422
Cash and cash equivalents	7,480	39,940
Real estate acquired in claim settlement	-	713
Accrued investment income	9,779	10,515
Property and equipment	5,969	7,747
Reinsurance recoverable, net	245,436	150,848
Other assets	38,583	25,349
Total assets	$1,154,152	$1,130,534

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Losses and loss adjustment expenses	$1,576,303	$1,187,840
Unearned premiums	13,385	15,863
Amounts payable to reinsurers	32	719
Long-term debt	34,537	34,529
Deferred payment obligation	97,048	-
Accrued interest	1,785	1,275
Accrued expenses and other liabilities	56,089	26,974
Total liabilities	1,779,179	1,267,200
Commitments and contingencies - Note 5
Stockholders' deficit:
Preferred stock, par value $0.01 per share --- authorized 1,000,000
shares; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share --- authorized 32,000,000 shares; issued and outstanding 15,258,128 shares at September 30,
2009 and 15,161,259 shares at December 31, 2008	152	151
Additional paid-in capital	113,192	112,629
Accumulated other comprehensive income, net of income tax liability
of $18,106 at September 30, 2009 and $3,265 at December 31, 2008	33,626	6,063
Accumulated deficit	(771,997)	(255,509)
Deficit in assets	(625,027)	(136,666)
Total liabilities and stockholders' deficit	$1,154,152	$1,130,534

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2009	2008	2009	2008

Revenue:
Premiums written:
Direct	$44,331	$79,041	$173,775	$252,987
Ceded	(10,177)	(14,847)	(31,334)	(46,322)
Net premiums written	34,154	64,194	142,441	206,665
Change in unearned premiums	1,422	1,460	2,326	918
Earned premiums	35,576	65,654	144,767	207,583

Net investment income	12,342	10,349	34,394	29,071
Net realized investment gains (losses)	3,253	(6,519)	705	(7,615)
Other income	127	2	130	6
	51,298	69,486	179,996	229,045

Losses and expenses:
Net losses and loss adjustment expenses	145,758	231,194	678,703	745,202
Interest expense	1,202	691	3,791	2,863
Policy acquisition costs	-	-	-	39,416
Other operating expenses (net of acquisition costs deferred)	9,659	8,726	27,750	50,070
	156,619	240,611	710,244	837,551
Loss before income tax benefit	(105,321)	(171,125)	(530,248)	(608,506)
Income tax benefit:
Current	-	(4,593)	1,081	(4,595)
Deferred	(3,426)	(6,437)	(14,841)	(94,991)
	(3,426)	(11,030)	(13,760)	(99,586)
Net loss	$(101,895)	$(160,095)	$(516,488)	$(508,920)

Loss per common and common equivalent share:
Basic and diluted	$(6.78)	$(10.69)	$(34.44)	$(34.14)

Shares used in computing loss per common and common equivalent share:
Basic and diluted	15,032,997	14,973,386	14,995,339	14,907,129

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2009	2008

Operating activities
Net loss	$(516,488)	$(508,920)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	385,985	681,191
Accrued expenses and other liabilities	29,115	1,791
Deferred payment obligation	97,048	-
Income taxes recoverable	(6,576)	-
Reinsurance, net	(95,275)	(111,419)
Accrued investment income (loss)	736	(575)
Policy acquisition costs deferred	-	(3,173)
Policy acquisition costs	-	39,416
Net realized investment (gains) losses	(705)	7,615
Provision for depreciation	1,883	3,195
Accretion of discount on investments	(1,394)	1,667
Deferred income taxes	(14,841)	(94,991)
Prepaid federal income taxes	15	115,993
Real estate acquired in claim settlement, net of write-downs	713	7,199
Accrued interest	510	(771)
Other assets	3,506	5,361
Other operating activities	699	7,059
Net cash (used in) provided by operating activities	(115,069)	150,638

Investing activities
Securities available-for-sale:
Purchases – fixed maturities	(171,049)	(782,316)
Sales – fixed maturities	176,904	586,248
Maturities – fixed maturities	67,781	25,902
Sales – equities	540	268
Net change in short-term investments	8,538	26,692
Property and equipment	(105)	(1,348)
Net cash provided by (used in) investing activities	82,609	(144,554)

Financing activities
Repayment of revolving credit facility	-	(80,000)
Net cash used in financing activities	-	(80,000)

Foreign currency translation adjustment on cash and cash equivalents	-	(3,077)
Net change in cash and cash equivalents	(32,460)	(76,993)
Cash and cash equivalents at beginning of period	39,940	124,811
Cash and cash equivalents at end of period	$7,480	$47,818

Supplemental schedule of cash flow information
Cash paid (received) during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$7,721	$(115,993)
Interest	$2,766	$3,631

See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

1.  The Company

Triad Guaranty Inc. (“TGI”) is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”), historically has provided mortgage insurance coverage in the United States.  “Triad”, as used in this report, includes the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation.  Mortgage insurance allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market and protects lenders from credit default-related expenses.  TGIC is an Illinois-domiciled insurance company and the Illinois Department of Insurance (the “Insurance Department”) is our primary regulator.  The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of our insurance business.

Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating its business in run-off under two Corrective Orders issued by the Department.  The first Corrective Order was issued in August 2008.  The second Corrective Order was issued in March 2009 and subsequently amended in May 2009.  As used in this report, the term "run-off" means writing no new mortgage insurance policies, but continuing to service existing policies.  Servicing existing policies includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate our loss; reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the two Corrective Orders issued by the Department.  The term “settled,” as used in this report in the context of the payment of a claim, refers to the satisfaction of TGIC’s obligations following the submission of valid claims by our policyholders.  Prior to June 1, 2009, valid claims were settled by a cash payment.  Effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”), as discussed further in Note 2, below.  The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on notes payable to its parent by Triad, and include restrictions on the payment of claims.  Failure to comply with the provisions of the Corrective Orders could result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  TGI and Triad are collectively referred to herein as the “Company”.

2.  Going Concern

The Company prepares its financial statements presented in this quarterly report on Form 10-Q in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders were prepared in accordance with Statutory Accounting Principles (“SAP”) as set forth in the Illinois Insurance Code.  The primary differences between GAAP and SAP for Triad at September 30, 2009 were the methodology utilized for the establishment of reserves and the reporting requirements stipulated in the second Corrective Order.  A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP.  A deficiency in policyholders’ surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP.  A deficit in assets is not necessarily a measure of insolvency.  However, the Company believes that if Triad were to report a deficiency in policyholders’ surplus, Illinois law may require the Department to seek receivership in the courts, which could compel the parent, TGI, to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.  The second Corrective Order attempts to mitigate the possibility of a deficiency in policyholders’ surplus by providing for the settlement of claims 60% in cash and 40% in the form of a DPO, which is accounted for as a component of policyholders’ surplus under SAP.

The Company has prepared its financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to the Company's ability to continue as a going concern.  This uncertainty is based on, among other things, the possible inability of Triad to comply with the provisions of the Corrective Orders, the Company's recurring losses from operations and the Company reporting an increasing deficit in assets as of the end of each of its last five calendar quarters.  The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

The Company incurred significant operating losses for the year ended December 31, 2008 and continued to incur operating losses during the first nine months of 2009.  The Company had a deficit in assets of $625.0 million at September 30, 2009 compared to a deficit in assets of $136.7 million at December 31, 2008.  The increase in the deficit in assets is primarily the result of increased defaults and higher reserves relating to the mortgages that the Company has insured and the resulting foreclosures and claims by policyholders for insurance coverage.  Contributing to the defaults and claims are steep declines in U.S home prices, particularly in certain distressed markets, tightened credit markets, rising unemployment, and the overall effects of the economic recession in the United States.  Additionally, and as noted above, the Company is unable to offset these operating losses with revenue from new, potentially more profitable, business because Triad is operating in run-off under two Corrective Orders issued by the Department and can no longer issue commitments for new insurance.

Terms of the initial Corrective Order required Triad to submit a corrective plan, which included a five-year projection of operations and financial condition.  The initial plan was submitted by Triad in October 2008 and indicated a solvent run-off.  Since the approval of the initial corrective plan, the Company has revised the assumptions initially utilized as a result of continued deteriorating economic conditions impacting its financial condition, results of operations and future prospects.  In early 2009, Triad’s projections indicated that Triad would report a deficiency in policyholders’ surplus under SAP as early as March 31, 2009.  As a result, the Department issued the second Corrective Order requiring Triad to settle its claim liabilities with 60% cash and 40% in the form of a DPO.  On March 31, 2009, in accordance with the second Corrective Order, Triad reduced the amount of reserves recorded on its SAP balance sheet by the effect of the DPO requirement, which provided an increase in policyholders’ surplus.  Triad has been settling claim liabilities with 60% cash and 40% DPO since June 1, 2009.  The DPO is recorded as a surplus component under SAP and will accrue a carrying charge at Triad’s earned investment rate.  Absent the accounting treatment required by the recording of the DPO, Triad would have reported a deficiency in policyholders’ surplus of $511.1 million at September 30, 2009. Payment of the carrying charges and the DPO will be subject to Triad’s future financial performance and will require approval of the Department.

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

3.  Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or subsequent quarterly periods.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 establishes the “FASB Accounting Standards Codification” (the “Codification” or Accounting Standards Codification (“ASC”)), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates (“ASUs”) that will be included in the Codification.  SFAS 168 is included in ASC 105-10, Generally Accepted Accounting Principles (“ASC 105-10”), and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification for the interim period ended September 30, 2009.  As the Codification is neither expected nor intended to change GAAP, the adoption of SFAS 168 did not have any effect on the Company’s accounting policies nor did it have a material impact on the Company’s financial position and results of operations.

Recent Accounting Pronouncements

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value (“ASU 2009-05”), which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  ASU 2009-05 is effective for the reporting period ending December 31, 2009.  The Company plans to adopt ASU 2009-05 in the fourth quarter of 2009 and does not anticipate a material impact on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167, which amends ASC 810-10, Consolidation (“ASC 810-10”), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model prescribed by ASC 810-10.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective for fiscal years beginning after November 15, 2009.  The Company plans to adopt SFAS 167 effective January 1, 2010.  The adoption of SFAS 167 is not expected to have a material impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”).  SFAS 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, Transfers and Servicing (“ASC 860-10”), and removes the exception from applying ASC 810-10.  This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective for fiscal years beginning after November 15, 2009.  The Company plans to adopt SFAS 166 effective January 1, 2010.  The adoption of SFAS 166 is not expected to have a material impact on the Company’s financial position and results of operations.

Effective June 30, 2009, the Company adopted ASC 855-10, Subsequent Events (“ASC 855-10”).  ASC 855-10 is based upon the same principles that exist within the auditing standards and thus formally establishes accounting standards for disclosing those events occurring after the balance sheet date but before the financial statements are issued or available to be issued.  The statement requires public entities to evaluate subsequent events through the date that the financial statements are issued, while all other entities should evaluate subsequent events through the date that the financial statements are available to be issued.  ASC 855-10 categorizes subsequent events into recognized subsequent events (or historically Type I events) and nonrecognized subsequent events (or historically Type II events).  The statement also enhances disclosure requirements for subsequent events.  ASC 855-10 was effective upon issuance.  The adoption of ASC 855-10 did not have a material impact on the Company’s financial position and results of operations.

Effective June 30, 2009, the Company adopted new guidance included under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  This new guidance under ASC 820 requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end.  The provisions of the new standard were effective for the interim periods ending after June 15, 2009.  The Company has presented the necessary disclosures herein in Note 7, “Fair Value Measurement.”

Effective June 30, 2009, the Company adopted ASC 320, Investments – Debt and Equity Securities (“ASC 320-10”).   Under ASC 320, an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of ASC 320 did not have a material impact on the Company’s financial position and results of operations.

Effective June 30, 2009, the Company adopted new guidance under ASC 820, which provides guidance related to: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (2) circumstances that may indicate that a transaction is not orderly (e.g., a forced liquidation or distressed sale).  This new guidance was effective prospectively for interim and annual reporting periods ending after June 15, 2009.  The adoption of the new guidance under ASC 820 did not have a material impact on the Company’s financial position and results of operations.

On January 1, 2009, the Company adopted ASC 805-10, Business Combinations (“ASC 805-10”), which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements.  To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and expands the disclosure requirements for material business combinations. The adoption of ASC 805-10 did not have a material impact on the Company’s financial position and results of operations for the three and nine months ended September 30, 2009.

On January 1, 2009, the Company adopted ASC 810, Consolidations (“ASC 810”).  ASC 810-10-65, Transition and Open Effective Date Information, is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, ASC 810 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. The presentation and disclosure requirements of ASC 810 were applied retrospectively. The adoption of ASC 810 did not have a material impact on the Company’s financial position and results of operations.

4.  Consolidation

The consolidated financial statements include the accounts of TGI and all of its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

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

Under captive reinsurance agreements, the counterparties are required to establish trust accounts to support the reinsurers’ obligations under the reinsurance agreements.  At September 30, 2009, we had approximately $270.0 million in captive reinsurance trust balances supporting the risk transferred to the captive reinsurers.  During the third quarter, Triad commuted one captive reinsurance agreement and, as the performance of the reinsured business has been favorable, the majority of the trust assets were remitted to the reinsurer. The reinsurer was the only participating reinsurer in Triad Re, a wholly-owned sponsored captive reinsurance company. Triad also terminated an additional captive reinsurance agreement during the third quarter of 2009, reassumed $8.8 million of reserves as a result, and received $8.8 million of trust assets in October 2009. Upon commutation or termination of a captive reinsurance agreement, all reinsurance coverage terminates and Triad ceases to cede future premium to the reinsurer.  As Triad cannot force capital contributions by lender-sponsored captive reinsurers, we limit the amount of benefit recognized on reserves ceded to captives to the trust balance.  As of September 30, 2009, there were six captive reinsurance arrangements where the potential reserves that could be ceded based upon the terms of the reinsurance agreements, combined with any unpaid ceded claims, had exceeded the trust balance and the actual reserves ceded were limited to the trust balances.

Insurance In Force, Dividend Restrictions, and Statutory Results

Historically, insurance regulators and rating agencies utilized the risk-to-capital ratio as a general guideline to limit the risk a mortgage insurer could write with a 25-to-1 risk-to-capital ratio as the maximum allowed. Capital for purposes of this computation includes the statutory capital and surplus as well as the statutory contingency reserve.  The amount of net risk for insurance in force at September 30, 2009, December 31, 2008, and September 30, 2008, as presented below, was computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements, any applicable stop-loss limits and deductibles.  Certain state insurance regulators have specifically allowed mortgage insurers to reduce the risk outstanding by the amount of risk in default, for which reserves have been provided, in their calculation of risk-to-capital.  The Department has not specifically permitted this practice.  In the calculation presented below, the Company has not reduced the risk outstanding for the risk in default.  Triad's ratio is as follows:

	September 30,	December 31,	September 30,
(dollars in thousands)	2009	2008	2008

Net risk	$9,501,499	$11,019,036	$11,349,180

Statutory capital and surplus	$150,724	$88,027	$284,228
Statutory contingency reserve	-	-	1,359
Total	$150,724	$88,027	$285,587

Risk-to-capital ratio	63.0 to 1	125.2 to 1	39.7 to 1

The increase in statutory policyholders’ surplus and the decline in the risk-to-capital ratio at September 30, 2009 from the levels at December 31, 2008 are primarily the result of the impact on statutory loss reserves of the second Corrective Order that requires all valid claims be settled 60% in cash and 40% by recording a DPO.  This accounting change under SAP was adopted on a prospective basis as of March 31, 2009, and amounted to $485.5 million on that date.  The entire amount was recorded as a cumulative effect to surplus. At September 30, 2009, the cumulative effect of this requirement on statutory policyholders’ surplus was to increase statutory policyholders’ surplus $661.8 million over the amount that would have been reported absent the second Corrective Order.  There was no such impact to loss reserves or stockholders’ equity calculated on a GAAP basis.

In run-off, Triad will not be issuing any new commitments for insurance.  Any new insurance written will come only from commitments issued up to July 15, 2008 and this amount is expected to be immaterial.  Even if Triad’s risk-to-capital ratio were to be reduced to 25-to-1 or lower as a result of the second Corrective Order, we would continue to be prohibited by the Department from issuing new commitments for insurance.

Effective September 30, 2008, Triad changed its method of calculating the reserve for losses under SAP for its statutory financial statements as permitted by the Illinois Insurance Code, which requires that reserves are to be provided on loans that were in default four months or greater or loans in foreclosure.  Previously, Triad had provided reserves on loans that were two months or greater in default or loans in foreclosure, which was another acceptable method of statutory accounting.  This change had no impact on the Company's methodology for calculating reserves under GAAP.

Under the Corrective Orders issued by the Department, Triad is currently prohibited, and expects to be prohibited for the foreseeable future, from paying any dividends to the Company.  Triad also has a $25 million outstanding surplus note held by the Company.  Under the terms of the Corrective Orders, Triad is also prohibited from paying interest on the surplus note and expects to be prohibited for the foreseeable future.

Loss Reserves

The Company establishes loss reserves to provide for the estimated costs of settling claims on loans reported in default and estimates on loans in default that are in the process of being reported to the Company as of the date of the financial statements.  Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default.  Loss reserves are established by management using historical experience and by making various assumptions and judgments about claim rates (frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default.  The Company’s reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as default status, policy year, specific lenders, and the number of months the policy has been in default, as well as the combined original loan-to-value (“LTV”) ratio.  Also, the Company believes policies originated by certain lenders may have involved misrepresentations, fraud or other underwriting violations that provide Triad with the right to deny or rescind coverage and, accordingly, the reserving methodology also accounts for expected rescissions.  The assumptions utilized in the calculation of the loss reserve estimate are continually reviewed, and as adjustments to the reserve become necessary, such adjustments are reflected in the financial statements in the periods in which the adjustments are made.

Litigation

The Company is involved in litigation and other legal proceedings in the ordinary course of business as well as the individual cases named below.  No pending litigation or other legal proceedings are expected to have a material adverse effect on the financial position of the Company.

On September 4, 2009, TGIC filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  TGIC alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by TGIC, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and TGIC should be excused from its obligations under the master policies. The total amount of risk originated under the AHM master policies, accounting for any applicable stop loss limits associated with modified pool contracts, was $1.7 billion, of which $1.2 billion remains in force at September 30, 2009.  TGIC continues to accept premiums and process claims under the master policies but, as a result of this action, TGIC ceased remitting claim payments to companies servicing loans originated by AHM.  Both premiums and claim payments subsequent to the filing of the complaint have been segregated pending resolution of this action.  The Company has not recognized any benefit in its financial statements pending the outcome of the litigation.

On February 6, 2009, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina.  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between October 26, 2006 and April 1, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers.  The court has appointed lead counsel for the plaintiff and an amended complaint was filed June 22, 2009.  The Company filed its motion to dismiss the amended complaint on August 21, 2009 and the plaintiff filed its opposition to the motion to dismiss on October 20, 2009.  The Company’s reply is due November 19, 2009.

6.  Investments

Available-for-sale Securities

Pursuant to ASC 820, we have categorized available-for-sale securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described herein in Note 7, “Fair Value Measurement”, which also includes additional disclosures regarding our fair value measurements required by ASC 820.

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities as of September 30, 2009 and December 31, 2008 were as follows:

	As of September 30, 2009
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government obligations	$5,407	$330	$-	$5,737
State, municipal, and other government bonds	101,996	7,342	-	109,338
Corporate bonds	509,228	34,659	-	543,887
Asset-backed bonds	38,666	2,918	-	41,584
Residential mortgage-backed bonds	108,635	5,640	-	114,275
Subtotal, fixed maturities	763,932	50,889	-	814,821
Equity securities	17	39	-	56
Short term investments	32,027	1	-	32,028
Total securities	$795,976	$50,929	$-	$846,905

	As of December 31, 2008
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government obligations	$7,646	$350	$-	$7,996
State, municipal, and other government bonds	168,694	2,872	-	171,566
Corporate bonds	479,563	2,633		482,196
Asset-backed bonds	65,667	82		65,749
Residential mortgage-backed bonds	123,394	3,285	-	126,679
Subtotal, fixed maturities	844,964	9,222	-	854,186
Equity securities	566	17	-	583
Short term investments	40,565	88	-	40,653
Total securities	$886,095	$9,327	$-	$895,422

The amortized cost and estimated fair value of fixed maturity available-for-sale securities, at September 30, 2009, are summarized by stated maturity as follows:

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Fair Value

Maturity:
One year or less	$80,393	$82,349
After one year through five years	440,396	470,184
After five years through ten years	93,555	101,488
After ten years	149,588	160,800
Total	$763,932	$814,821

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Realized Gains (Losses) Related to Investments

The details of net realized investment gains (losses) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$3,537	$2,841	$6,220	$8,720
Gross realized losses	(278)	(8,018)	(5,630)	(17,839)
Equity securities:
Gross realized gains	-	1	62	23
Gross realized losses	-	(1,655)	(83)	(1,661)
Foreign currency gross realized gains	(10)	308	85	3,136
Other investment gains	4	4	51	6
Net realized losses	$3,253	$(6,519)	$705	$(7,615)

Given the Company’s recurring losses from operations and the significant doubt regarding its ability to continue as a going concern, it may no longer have the ability to hold impaired assets for a sufficient time to recover their value.  As a result, the Company made the decision to recognize an impairment loss on all securities whose amortized cost is greater than the reported fair value and thus has no unrealized losses at September 30, 2009.

While market conditions have improved recently, the unrealized gains are partly due to the recovery in value of previous impairments of our fixed income securities. These unrealized gains do not necessarily represent future gains that the Company will realize.  Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values the Company ultimately realizes.  Taxable securities typically exhibit greater volatility in value than tax-preferred securities and thus we expect greater volatility in unrealized gains and realized losses going forward.  Volatility may increase in periods of uncertain market or economic conditions.

7.  Fair Value Measurement

Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of September 30, 2009 and December 31, 2008 are summarized below:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets
Fixed maturity securities available-for-sale	$814,821	$814,821	$854,186	$854,186
Equity securities available-for-sale	56	56	583	583
Short-term investments	32,028	32,028	40,653	40,653
Cash and cash equivalents	7,480	7,480	39,940	39,940
Financial Liabilities
Long-term debt	34,537	13,730	34,529	10,124

Valuation Methodologies and Associated Inputs

Investments

Investments that are required to be carried at fair value are measured based on assumptions used by market participants in pricing the security.  The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company consistently applies the valuation methodology to measure the security’s fair value.  Fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities.  Sources of inputs to the market approach include third-party pricing services, independent broker quotations or pricing matrices.  Observable and unobservable inputs are used in the Company’s valuation methodologies.  Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  In addition, market indicators, industry and economic events are monitored and further market data is acquired if certain triggers are met.  For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable.  For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants.  In order to validate the pricing information and broker-dealer quotes, the Company relies on, where possible, procedures that include comparisons with similar observable positions, comparisons with subsequent sales, discussions with senior business leaders and brokers and observations of general market movements for those security classes.  For those securities trading in less liquid or illiquid markets with limited or no pricing information, unobservable inputs are used in order to measure the fair value of these securities.  In cases where this information is not available, such as for privately placed securities, fair value is estimated using an internal pricing matrix.  This matrix relies on our judgment concerning the discount rate used in calculating expected future cash flows, credit quality, industry sector performance and expected maturity.

Prices received from third parties are not adjusted; however, the third-party pricing services’ valuation methodologies and related inputs are analyzed and additional evaluations are performed to determine the appropriate level within the fair value hierarchy.

The observable and unobservable inputs to the Company’s valuation methodologies are based on a set of standard inputs that are generally used to evaluate all of our available-for-sale securities.  The standard inputs used in order of priority are benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  Depending on the type of security or the daily market activity, standard inputs may be prioritized differently or may not be available for all available-for-sale securities on any given day.

Short-term Investments

Short-term investments are carried at fair value.  This category includes debt instruments with a maturity of greater than three months but less than one year.  These assets are classified as Level 2.

Cash and Cash Equivalents

Cash and cash equivalents are carried at amortized cost, which approximates fair value.  This category includes highly liquid debt instruments purchased with a maturity of three months or less.  Due to the nature of these assets, we believe these assets should be classified as Level 2.

Long-Term Debt

The fair value of the Company’s long-term debt has been calculated utilizing credit spreads and treasury bonds for non-investment grade securities with similar maturities.  The existing Corrective Orders prohibit the payment of interest and principal on the $25 million surplus note from the Company’s subsidiaries to TGI.  We do not believe the prohibition would be lifted for the foreseeable future.  TGI has continued to make the debt service payments of $2.8 million per year from its existing sources of cash.  At September 30, 2009, total cash and invested assets at TGI was approximately $7.9 million.  TGI has no additional sources of cash available and, therefore, the fair value of the debt could be considered to be no greater than the current cash and invested assets at TGI that is available to pay interest and principal, as well as ongoing operating costs.

Fair Value of Investments

The Company utilizes the provisions of ASC 820 in its estimation and disclosures about fair value.  ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  ASC 820 applies to other accounting pronouncements that require or permit fair value measurements.  The Company adopted ASC 820 effective for its fiscal year beginning January 1, 2008.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are as follows:

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

An asset’s or a liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company did not have any material assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2009.  The following table summarizes the assets measured at fair value on a recurring basis and the source of the inputs in the determination of fair value as of September 30, 2009 and December 31, 2008:

	Fair Value Measurements at Reporting Date Using
(dollars in thousands)	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
Fixed maturities	$814,821	$-	$812,946	$1,874
Equity securities	56	56	-	-
Short-term investments	32,028	-	32,028	-
Cash and cash equivalents	7,480	-	7,480	-
Total	$854,385	$56	$852,454	$1,874

	Fair Value Measurements at Reporting Date Using
(dollars in thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
Fixed maturities	$854,186	$-	$851,651	$2,535
Equity securities	583	583	-	-
Short-term investments	40,653	-	40,653	-
Cash and cash equivalents	39,940	-	39,940	-
Total	$935,362	$583	$932,244	$2,535

Significant unobservable inputs (Level 3) were used in determining the fair value on certain bonds in the fixed maturities portfolio during this period.  The following table provides a reconciliation of the beginning and ending balances of these Level 3 bonds and the related gains and losses related to these assets during the third quarter and the first nine months of 2009 and 2008, respectively.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Certain Bonds in Fixed Maturities AFS Portfolio

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008

Beginning balance	$1,837	$33,208	$2,535	$7,402
Total gains and losses (realized and unrealized):
Included in operations	(26)	-	(357)	(130)
Included in other comprehensive income	68	(491)	118	(834)
Purchases, issuances and settlements	(5)	(24,999)	(422)	383
Transfers in and/or out of Level 3	-	(98)	-	799
Ending balance	$1,874	$7,620	$1,874	$7,620

The amount of total gains and losses for the period included in operations attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$42	$(507)	$(239)	$(854)

8.  Earnings (Loss) Per Share ("EPS")

Basic and diluted EPS are based on the weighted-average daily number of shares outstanding.  In computing diluted EPS, only potential common shares that are dilutive – those that reduce EPS or increase loss per share – are included.  Exercise of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported.  For the three months and nine months ended September 30, 2009 and 2008, the basic and diluted EPS denominators are the same weighted-average daily number of shares outstanding.  The numerator used in both the basic EPS and diluted EPS calculation is the loss reported for the period represented.  For the three months and nine months ended September 30, 2009, options to purchase approximately 149,873 and 229,406 shares, respectively, of the Company’s common stock were excluded from the calculation of EPS because they were antidilutive.

9.  Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  For the Company, other comprehensive income (loss) is composed of unrealized gains or losses on available-for-sale securities and foreign currency exchange, net of income taxes.  Effective with the issuance of the first Corrective Order, the Company no longer has the ability to hold unrealized losses until such time that the securities recover in value or mature due to the possibility that Illinois law may require the Department to seek receivership if the corrective plan were deemed ineffective.  Thus, any security with a fair value less than the book value at the balance sheet date is considered to be other-than-temporarily impaired and the loss is recognized as a realized loss in the Statements of Operations. For the three months and nine months ended September 30, 2009, the Company’s other comprehensive income was $6.4 million and $27.6 million, respectively, and the Company’s comprehensive loss was $95.5 million and $488.9 million, respectively.  For the three months and nine months ended September 30, 2008, the Company’s other comprehensive loss was $10.5 million and $21.3 million, respectively.  For the three months and nine months ended September 30, 2008, the Company’s comprehensive loss was $170.6 million and $530.2 million, respectively.

10.  Income Taxes

The income tax benefit for the three months and nine months ended September 30, 2009 differs substantially from that which is computed by applying the Federal statutory income tax rate of 35% to the loss before income taxes. This difference is primarily due to the Company’s inability to recognize a benefit for expected tax loss carry forwards through the recording of a valuation allowance against all of the Company’s deferred tax assets. The benefit recorded in 2009 for both the three and nine months ended September 30, 2009 reflects the tax impact of the reduction of the valuation allowance related to the unrealized gains recorded on available-for-sale securities.

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

As a result of the transition into run-off, the Company recorded an estimated pre-tax charge of approximately $8.3 million in other operating costs on the Statements of Operations for the quarter ended June 30, 2008.  These charges included approximately $7.1 million in severance and related personnel costs, approximately $1.0 million related primarily to the abandonment of a portion of Triad’s main office lease that is expected to continue through 2012, and approximately $0.2 million related to the termination of certain other leases, including those related to underwriting offices, equipment and automobiles.  At September 30, 2009, there remained approximately $0.6 million of accrued severance and related personnel costs and $0.5 million of lease abandonment costs.  There have been no significant changes to the estimates established at June 30, 2008.  At September 30, 2009, the Company accrued an additional $1 million in severance costs related to supplemental reductions in the workforce as the run-off continues.

12. Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Form 10-Q require potential adjustment or disclosure in the financial statements.  On October 7, 2009, Triad announced that it had reached a definitive agreement to sell its information technology and operating platform to Essent Guaranty, Inc. (“Essent”), a new mortgage insurer. Under the terms of the agreement, Essent will acquire all of our proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for up to $30 million in cash and assumption by Essent of certain software contractual obligations.  Approximately $15 million of the consideration is fixed and up to an additional $15 million is contingent on Essent writing a certain minimum amount of insurance in the five-year period following closing.  The transaction is expected to close in the fourth quarter of 2009.  Essent will establish its operations and technology center in Winston-Salem and a number of Triad’s information technology and operations employees are expected to join Essent upon closing of the transaction. Under a services agreement, Essent will provide ongoing information systems maintenance and services, customer service and policy administration support to Triad following the successful closing of the transaction. Triad’s results of operations for the quarter ended September 30, 2009 were not affected by this transaction.  The Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its Consolidated Financial Statements.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes our consolidated financial condition, changes in financial position, and results of operations for the three months and nine months ended September 30, 2009 and 2008.  This discussion supplements Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, and should be read in conjunction with the interim financial statements and notes contained herein.

Certain of the statements contained in this release are "forward-looking statements" and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include estimates and assumptions related to economic, competitive, regulatory, operational and legislative developments and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to change, uncertainty and circumstances that are, in many instances, beyond our control and they have been made based upon our current expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of a number of factors, including: the possibility that the Illinois Department of Insurance may take various actions regarding Triad if it does not operate its business in accordance with its revised financial and operating plan and the Corrective Orders, including seeking receivership proceedings; our ability to operate our business in run-off and maintain a solvent run-off; our ability to continue as a going concern; the possibility of general economic and business conditions that are different than anticipated; legislative, regulatory, and other similar developments; changes in interest rates, employment rates, the housing market, the mortgage industry and the stock market; our ability to maintain the listing of our common stock on The NASDAQ Stock Market; and the relevant factors described in this report under the headings "Risk Factors" and "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as in other reports and statements that we file with the Securities and Exchange Commission.  Forward-looking statements are based upon our current expectations and beliefs concerning future events and we undertake no obligation to update or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made, other than as is required under the federal securities laws.

Overview

Triad Guaranty Inc. (“TGI”) is a holding company that historically provided private mortgage insurance coverage in the United States through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”).  TGI and its subsidiary are collectively referred to herein as the “Company”. “Triad”, as used in this report, includes the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation.  TGIC is an Illinois-domiciled insurance company and the Illinois Department of Insurance (the “Insurance Department”) is our primary regulator.  The Illinois Insurance Code grants broad powers to the Insurance

Department and its director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of our insurance business. Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and we are operating our remaining business in run-off.  As used in this report, the term "run-off" means writing no new mortgage insurance policies, but continuing to service existing policies.  Servicing existing policies includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate our loss; reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the two Corrective Orders issued by the Department. The first Corrective Order was issued in August 2008.  The second Corrective Order was issued in March 2009 and subsequently amended in May 2009.  These Corrective Orders, among other things, include restrictions on the distribution of dividends or interest on notes payable to its parent by Triad, allow management to continue to operate Triad under close supervision, and include restrictions on the payment of claims.  Failure to comply with the provisions of the Corrective Orders may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad.

We have historically provided Primary and Modified Pool mortgage guaranty insurance coverage on U.S. residential mortgage loans.  We classify insurance as Primary when we are in the first loss position and the loan-to-value amount, or LTV, is 80% or greater when the loan is originated.  We classify all other insurance as Modified Pool.  The majority of our Primary insurance was delivered through the flow channel, which is defined as loans originated by lenders and submitted to us on a loan-by-loan basis.  We have also historically provided mortgage insurance to lenders and investors who seek additional default protection (typically secondary coverage or on loans for which the individual borrower has greater than 20% equity), capital relief, and credit-enhancement on groups of loans that are sold in the secondary market.  Insurance provided on these individual transactions was provided through the structured bulk channel. Those individual loans in the structured bulk channel in which we are in the first loss position and the LTV ratio is greater than 80% are classified as Primary.  All of our Modified Pool insurance was delivered through the structured bulk channel.  Our insurance remains effective until one of the following events occurs:  the policy is cancelled at the insured’s request or pre-determined aggregate stop loss limits are met for certain Modified Pool transactions; we terminate the policy for non-payment of premium; the policy defaults and we satisfy our obligations under the insurance contract; or we rescind the policy for violations of provisions of a master policy.

In run-off, our revenues principally consist of:
•	earned premiums from the remaining insurance in force, net of:
•	reinsurance premiums ceded, primarily for captive reinsurance, and
•	refunds paid or accrued resulting from the cancellation of insurance in force or for coverage anticipated to be rescinded due to violations of certain provisions of a master policy; and
•	investment income.

We may also realize investment gains and investment losses on the sale and impairment of securities, with the net gain or loss reported as a component of revenue.

In run-off, our expenses consist primarily of:
•	settled claims;
•	changes in reserves for estimated future claim payments on loans that are currently in default;
•	general and administrative costs of servicing existing policies;
•	other general business expenses; and
•	interest expense.

Our results of operations in run-off depend largely on:
•	the conditions of the housing, mortgage and capital markets that have a direct impact on default rates, mitigation efforts, cure rates and ultimately the amount of claims settled;
•	the overall general state of the economy and job market;
•	persistency levels on our remaining insurance in force;
•	operating efficiencies; and
•	the level of investment yield, including realized gains and losses, on our investment portfolio.

Persistency is an important metric in understanding our premium revenue, especially in run-off as no new business is being written and our overall premium base declines over time.  Generally, the longer a policy remains on our books, or “persists”, the greater the amount of premium revenue we will earn from the policy.  Cancellations result primarily from the borrower refinancing or selling the insured mortgaged residential properties; from policies being rescinded due to fraud, misrepresentation or other underwriting violations; from a servicer choosing to cancel the insurance; from the payment of a claim; and, to a lesser degree, from the borrower achieving prescribed equity levels, at which point the lender no longer requires mortgage guaranty insurance.

Recent Events Affecting our Business

Our operating results continue to be negatively impacted by the continued decline in the housing and mortgage markets as well as the recessionary economic environment in general.  Recent unemployment trends and the ongoing decline in home prices have adversely impacted our net losses.  We believe the conditions that have contributed to this downturn, namely depressed house prices, high unemployment, and lack of credit in the mortgage market, among others, will persist for the foreseeable future and will continue to have an adverse impact on our financial results.

Triad has entered into two Corrective Orders with the Department. The first Corrective Order was entered into on August 5, 2008 and remains in effect. This Corrective Order was implemented as a result of our decision to cease writing new mortgage guaranty insurance and to commence a run-off of our existing insurance in force as of July 15, 2008.  Among other things, that Corrective Order:

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

We submitted a corrective plan to the Department as required under the initial Corrective Order.  The corrective plan we submitted included, among other items, a five-year statutory financial projection for Triad and a detailed description of our planned course of action to address our current financial condition.  The financial projections that form the basis of our corrective plan were prepared in accordance with Statutory Accounting Principles (“SAP”) set forth in the Illinois Insurance Code.  SAP differs from generally accepted accounting principles (“GAAP”), which are utilized in the preparation of the financial statements presented in this report.  We received approval of the corrective plan from the Department in October 2008.

Since the approval of our initial corrective plan, we have revised the assumptions initially utilized in our run-off financial projections as a result of a number of factors, including continued deteriorating economic conditions impacting our financial condition, the actual results of operations and future prospects.  The revised assumptions produced a range of potential ultimate outcomes for our run-off, but included projections showing that absent additional action by the Department or favorable changes in our business, we would report a deficiency in policyholders’ surplus as calculated in accordance with SAP as early as March 31, 2009. This statutory insolvency would likely lead to the Department seeking receivership of Triad in the courts and the institution of bankruptcy proceedings by the Company.

As a result, the Department issued the second Corrective Order effective on March 31, 2009, as amended on May 26, 2009.  This second Corrective Order stipulates or prescribes:

•	Effective June 1, 2009, all valid claims under Triad’s mortgage guaranty insurance policies will be settled 60% in cash and 40% by recording a deferred payment obligation (“DPO”);
•	At March 31, 2009, Triad was required to adjust surplus and reserves reflecting the impact of the Corrective Order on future settled claims;
•	The DPO requires that we accrue a carrying charge based on the investment yield earned by Triad’s investment portfolio;
•	Triad will establish an escrow account at least equal to the DPO balance and any associated carrying charges;
•	Triad will require that any risk or obligation of any captive reinsurer must be paid in full, and will deposit any excess reinsurance recovery above the 60% cash payment into an escrow account;
•	Payment of the DPO and the carrying charge will be subject to Triad’s future financial performance and will require the approval of the Department;
•	Procedures to account for the impact of the Corrective Order in the financial statements prepared in accordance with SAP;
•	Upon payment of a claim under these provisions, Triad shall be deemed to have fully satisfied its obligations under the respective insurance policy;
•	Other restrictions and requirements affecting the payment and transferability of the DPOs and associated carrying charge; and
•	Certain reporting requirements.

The DPO recording requirements of the second Corrective Order became effective on June 1, 2009.  At September 30, 2009, the recorded DPOs, including a carrying charge of $0.5 million, amounted to $97.0 million.  The recording of a DPO does not impact reported settled losses as we will continue to report the entire amount.  The accounting for the DPO on a SAP basis is similar to a surplus note which is reported as a component of statutory surplus and, as such, is dependent on the approval by the Department for any repayment of the DPO or the associated carrying charge.  However, in our financial statements prepared in accordance with GAAP, the DPO is reported as a liability.

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

Prior to the second Corrective Order, our recurring losses from operations and resulting decline in policyholders’ surplus as calculated in accordance with SAP increased the likelihood that Triad would be placed into receivership and raised substantial doubt about our ability to continue as a going concern.  The positive impact on surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its financial statements reported under SAP of $150.7 million at September 30, 2009, as opposed to a deficiency in policyholders’ surplus of $511.1 million on the same date had the second Corrective Order not been implemented.  While implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about our ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent or for other reasons stated above.  If the Department were to seek receivership of Triad, the holding company could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.  Our consolidated financial statements that are presented in this report do not include any adjustments that reflect the financial risks of Triad entering receivership proceedings and assume that we will continue as a going concern.  We expect losses from operations to continue and our ability to continue as a going concern is dependent on the successful implementation of the revised corrective plan.  See Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008 for more information about our financial solvency and going concern risks and uncertainties.

On September 4, 2009, we filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  We alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by TGIC, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and TGIC should be excused from its obligations under the master policies.  The total amount of risk originated under the AHM master policies, accounting for any applicable stop loss limits associated with modified pool contracts, was $1.7 billion, of which $1.2 billion remains in force at September 30, 2009.  We continue to accept premiums and process claims under the master policies but, as a result of this action, we ceased remitting claim payments to companies servicing loans originated by AHM.  Both premiums and claim payments subsequent to the filing of the complaint have been segregated pending resolution of this action.  We have not recognized any benefit in our financial statements pending the outcome of the litigation.

On October 7, 2009, Triad announced that it had reached a definitive agreement to sell its information technology and operating platform to Essent Guaranty, Inc. (“Essent”), a new mortgage insurer. Under the terms of the agreement, Essent will acquire all of our proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for up to $30 million in cash and assumption by Essent of certain software contractual obligations.  Approximately $15 million of the consideration is fixed and up to an additional $15 million is contingent on Essent writing a certain minimum amount of insurance in the five-year period following closing.  The transaction is expected to close in the fourth quarter of 2009.  Essent will establish its operations and technology center in Winston-Salem and a number of Triad’s information technology and operations employees are expected to join Essent upon closing of the transaction. Under a services agreement, Essent will provide ongoing information systems maintenance and services, customer service and policy administration support to Triad following the successful closing of the transaction. Triad’s results of operations for the quarter ended September 30, 2009 were not affected by this transaction.

At September 30, 2009, we reported a GAAP deficit in assets of $625.0 million compared to a deficit in assets of $136.7 million at December 31, 2008 and a deficit in assets of $28.4 million at September 30, 2008.  A deficit in assets occurs when recorded liabilities exceed recorded assets and is not necessarily a measure of insolvency.  The growth in the deficit in assets is the result of the substantial increase in loss reserves and settled claims since the quarter ended September 30, 2007 reflecting the continued decline in housing and mortgage loan conditions.  The Company will have to earn in excess of $625.0 million on a GAAP basis during the remaining run-off period and continue to meet its debt obligations in order to become financially solvent and continue as a going concern. We expect to continue to report a deficit in assets for the foreseeable future.  See Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for more information about our financial solvency and going concern risks and uncertainties.

We have identified a substantial number of underwriting or program violations and borrower’s misrepresentations in some of the defaults reported to us.  As a result, we have subsequently rescinded or cancelled coverage on these policies at a rate substantially greater than we have historically experienced.  While we expect to continue to settle all legitimate claims, we expect an increase in rescission activity for the remainder of 2009 based on the number of policies under review and the number of occurrences of master policy violations identified during the first nine months of 2009.  The impact of rescissions on reserves provided and accruals for anticipated premium refunds has been significant.  See “Update on Critical Accounting Policies and Estimates” in this report for additional discussion on rescissions.  Any impediment to our ability to rescind coverage for underwriting violations would be detrimental to our success in run-off.

The Company’s common stock is listed on The NASDAQ Stock Market.  The NASDAQ Stock Market has minimum continued listing standards that must be satisfied in order for a Nasdaq-traded company to maintain its listing.  These standards include requirements regarding market value of publicly held shares, shareholders’ equity, and bid price, among others.  We believe that by mid-November 2009, we will no longer be compliant with certain of the continued listing requirements of The NASDAQ Stock Market.  While The NASDAQ Stock Market's listing rules provide for a specified amount of time to regain compliance, given our current financial position and outlook, we believe it is improbable that we will regain compliance.  As a result, we believe it is likely that our common stock will be delisted from The NASDAQ Stock Market in the near future and we are considering other listing alternatives.

Since the latter part of 2008, several programs have been initiated by the Federal government to be implemented through the government sponsored entities (“GSEs”) and the FDIC in cooperation with lenders that are, in general, designed to prevent foreclosures and provide relief to homeowners and to the financial markets.  These programs involve both modifications to the original terms of existing mortgages and complete refinancing in other instances in an effort to reduce foreclosures.  The basic purpose of these programs is to provide a means for borrowers to qualify for lower payments by modifying the interest rate or extending the term of the mortgage in an effort to prevent foreclosure.  Several of these programs have subsequently been expanded or extended and may continue to change as the Federal government continues to seek ways to help prevent foreclosures.  While we are actively working with both servicers and the GSEs in the implementation of these programs, they are in the early stages of development and the results to date have not been meaningful to our operations. To a large degree, the benefit we receive from these programs is dependent on the efforts of servicers and the GSEs.  We believe, however, that certain servicers may first attempt to modify or refinance loans that have lower LTVs or that do not have mortgage insurance, which would delay or reduce efforts to modify or refinance loans that we insure.  If a loan is modified or refinanced as part of one of these programs, we intend to maintain insurance on the loan and are subject to the same ongoing risk if the policy were to re-default.  We have seen only a marginal positive impact from these programs through September 30, 2009. The ultimate impact of these government programs on our future results of operations and prospects are unknown at this time.  This uncertainty around the impact of these programs is amplified by the complexity of the programs, our reliance on loan servicers to implement the programs, and conditions within the housing market and the economy, among other factors.

Consolidated Results of Operations

Following is selected financial information for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands, except per share data)	2009	2008	% Change	2009	2008	% Change

Earned premiums	$35,576	$65,654	(46)	$144,767	$207,583	(30)
Net losses and loss adjustment expenses	145,758	231,194	(37)	678,703	745,202	(9)
Net loss	(101,895)	(160,095)	(36)	(516,488)	(508,920)	1
Diluted loss per share	(6.78)	(10.69)	(37)	(34.44)	(34.14)	1

The net loss for the three months and nine months ended September 30, 2009 was $101.9 million and $516.5 million, respectively, compared to $160.1 million and $508.9 million for the comparable periods of 2008. The decrease in the net loss for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 is primarily due to a lower amount of net losses and loss adjustment expenses (“LAE”) driven by a lower growth rate in the number of new defaults and a greater number of loan rescissions in the third quarter of 2009. The net loss for the nine months ended September 30, 2009 was primarily due to the ongoing effects of the recession and the deteriorated state of the housing and mortgage markets, which required increased reserves and claim settlements.

Net losses are comprised of settled claims and LAE as well as the increase in the loss and LAE reserves during the period.  The net reserve for losses and LAE decreased by 1.0% during the third quarter of 2009, reflecting an increase in settled claims during the period and the corresponding release of loss reserves, an increase in the rescission factor used in the estimate of loss reserves, as well as an increased benefit realized from modified pool stop loss limits, compared to an increase of 22.5% during the third quarter of 2008.  Net settled losses and LAE increased by $99.9 million during the third quarter of 2009 compared to the respective period of 2008 as the number of settled claims continued to increase. Earned premium for the third quarter of 2009 decreased by 45.8% compared to the third quarter of 2008, primarily due to refunds and expected refunds of premium from rescission activity as well as the decline in insurance in force.

Certain segments of our portfolio continue to perform more adversely when compared to the rest of the portfolio. These segments include:

•
Loans on properties in California, Florida, Arizona, and Nevada (collectively referred to as "distressed markets") - At September 30, 2009, the default rate for the distressed markets was 35.4% compared to 13.2% for the remaining portfolio and the risk in default in the distressed markets comprised 56.2% of the gross risk in default while only comprising 33.7% of total risk in force.

•
Policies originated in 2006 and 2007 - At September 30, 2009, the default rate for these policy years was 25.3% compared to 12.9% for the other policy years and defaults in these policy years comprised 71.9% of the gross risk in default while only comprising 56.5% of total risk in force.

We describe our results of operations in greater detail in the discussion that follows.  The information is presented in four categories:  Production; Insurance and Risk in Force; Revenues; and Losses and Expenses.

Production

On July 15, 2008, we ceased issuing commitments for mortgage insurance. Going forward, our production will consist of certificates issued from commitments for mortgage insurance that were entered into prior to July 15, 2008.  We wrote approximately $6 million and $41 million of new insurance for the three months and nine months ended September 30, 2009, respectively, all of which was from our Primary flow channel and represented commitments on construction loans issued prior to entering into run-off.  For the three months and nine months ended September 30, 2008, we wrote approximately $420 million and $3.5 billion, respectively, of new insurance.  We do not expect a material amount of production going forward.

Insurance and Risk in Force

The following table provides detail on our direct insurance in force at September 30, 2009 and 2008:

	September 30,
(dollars in millions)	2009	2008	% Change

Primary insurance:
Primary flow insurance	$34,305	$40,451	(15)
Structured bulk insurance	3,291	4,065	(19)
Total Primary insurance	37,596	44,516	(16)
Modified Pool insurance	16,984	19,823	(14)
Total insurance	$54,580	$64,339	(15)

Insurance in force at September 30, 2009 declined by 15.2% from one-year prior primarily as a result of a limited amount of new insurance written during the preceding twelve months as well as increased rescission and paid claim activity. This decline was moderated by very strong persistency over recent periods.  Primary insurance persistency was 84.2% at September 30, 2009 compared to 85.8% at September 30, 2008 while modified pool insurance persistency was 85.6% at September 30, 2009 compared to 87.1% at September 30, 2008.  We believe these levels of persistency reflect the general inability of borrowers to refinance or sell their homes due to stricter underwriting guidelines by lenders, as well as the nationwide decline in home prices.  Mortgage interest rates remain at or near historically low levels and the majority of our insurance in force has associated interest rates greater than the current rates.  Recent government and private industry initiatives were developed, in part, to promote liquidity in the mortgage markets through modifications to existing qualifying loans.  Given the interest rate environment and these initiatives, persistency could decline from current levels in the remainder of 2009, which could have an adverse impact on our future earned premiums.

The following tables provide information on selected risk characteristics of our business based on gross risk in force at September 30, 2009 and 2008.  The following is a list of characteristics we believe are important indicators of risk, among others, in our portfolios:

•	The percentage of business defined as non-prime credit quality;
•	The percentage of Alt-A business (loans which generally have higher credit quality, as measured by credit score, but which have been underwritten with reduced or no documentation);
•	The percentage of business with an LTV greater than 95%;
•	The percentage of interest only loans and adjustable rate mortgages (“ARMs”), particularly ARMs with potential negative amortization;
•	The percentage of condominium property types;
•	The percentage of non-primary residence occupancy status;
•	The percentage of loans in excess of $250,000;
•	The concentration of risk in distressed market states; and
•	The presence of multiple risk factors on a single insured loan.

Risk in Force (1)

	Primary		Modified Pool
	September 30,		September 30,
(dollars in millions)	2009	2008	2009	2008

Gross Risk in Force	$9,806	$11,583	$4,984	$5,776

Credit Quality:
Prime	77.4%	75.9%	28.8%	27.9%
Alt-A	19.1	20.6	70.4	71.3
A-Minus	3.1	3.1	0.7	0.7
Sub Prime	0.4	0.4	0.1	0.1
Total	100.0%	100.0%	100.0%	100.0%

LTV:
Greater than 95%	25.0%	24.9%	-%	-%
90.01% to 95.00%	32.9	32.6	0.3	0.2
90.00% and below	42.1	42.5	99.7	99.8
Total	100.0%	100.0%	100.0%	100.0%

Loan Type:
Fixed	68.1%	66.6%	27.4%	26.3%
Interest Only	10.2	10.4	23.4	23.3
ARM (amortizing) fixed period 5 years or greater	8.2	8.6	30.8	31.1
ARM (amortizing) fixed period less than 5 years	2.1	2.1	5.8	5.6
ARM (potential negative amortization)	11.4	12.3	12.6	13.7
Total	100.0%	100.0%	100.0%	100.0%

Property Type:
Condominium	11.0%	10.7%	9.8%	9.6%
Other (principally single-family detached)	89.0	89.3	90.2	90.4
Total	100.0%	100.0%	100.0%	100.0%

Occupancy Status:
Primary residence	87.8%	87.8%	73.1%	73.4%
Secondary home	7.9	7.9	6.0	6.1
Non-owner occupied	4.3	4.3	20.9	20.5
Total	100.0%	100.0%	100.0%	100.0%

Mortgage Amount:
$0 - $50,000	0.9%	0.8%	0.5%	0.5%
$51,000 - $100,000	9.5	9.3	5.5	5.3
$100,001 - $250,000	52.4	51.8	46.1	45.4
$250,001 - $500,000	31.9	32.3	41.8	42.1
Over $500,000	5.3	5.8	6.1	6.7
Total	100.0%	100.0%	100.0%	100.0%

Market Status:
Distressed market states (AZ, CA, FL, NV)	26.3%	27.2%	48.1%	48.9%
Non-distressed market states	73.7	72.8	51.9	51.1
Total	100.0%	100.0%	100.0%	100.0%

(1) Percentages represent distribution of gross risk in force on a per policy basis and do not account for risk ceded to captive reinsurers or applicable stop-loss amounts and deductibles on Modified Pool structured bulk transactions.

As the above table indicates, the composition of our risk in force at September 30, 2009 has remained relatively consistent with that of a year ago given the lack of production over the previous twelve months and the high level of persistency.  Additionally, while our exposure to the distressed markets expressed as a percentage of the total has remained consistent over the past twelve months, the contribution to losses from the distressed markets has been adversely disproportional to the percentage of the portfolio.

Our portfolio contains significant exposure to Alt-A loans and pay option ARM loans, as well as interest only loans.  An inherent risk in both a pay option ARM loan and an interest only loan is the scheduled milestone at which the borrower must begin making amortizing payments.  These payments can be substantially greater than the minimum payments required before the milestone is met.  An additional risk to a pay option ARM loan is that the payment being made may be less than the amount of interest accruing, creating negative amortization on the outstanding principal of the loan.  These features add uncertainty and potential risk.  We define Alt-A loans as loans that have been underwritten with reduced or no documentation verifying the borrower’s income, assets, or employment and where the borrower has a FICO score greater than 619. We have found a substantial amount of misrepresentation and fraud on the Alt-A loans in our portfolio.  Due in part to recent conditions in the housing markets, the Alt-A loans, pay option ARM loans, and interest only loans have, as a group, performed significantly worse than the remaining prime fixed rate loans through September 30, 2009.

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

The following table shows gross risk in force as of September 30, 2009 by year of loan origination. Business originated in 2006 and 2007 continues to comprise the majority of our risk in force.  This is due to the significant amounts of production during these two years as well as the large number of policies that have been cancelled from prior origination years.  In general, policies originated during 2006 and 2007 have significantly higher amounts of average risk per policy than policies originated prior to 2006.  Furthermore, policies originated during these vintage years have exhibited higher default rates than preceding vintage years.  For additional information regarding these vintage years, see “Losses and Expenses,” below.

	September 30, 2009
	Primary		Modified Pool
(dollars in millions)	Gross Risk in Force *	Percent	Gross Risk in Force *	Percent

Vintage Year
2004 and before	$2,103.4	21.5	$735.4	14.8
2005	1,251.0	12.7	1,737.6	34.8
2006	2,012.2	20.5	1,804.5	36.2
2007	3,835.7	39.1	706.2	14.2
2008	603.4	6.2	-	-
Total	$9,805.7	100.0	$4,983.7	100.0

* Gross risk in force is on a per policy basis and does not account for risk ceded to captive reinsurers or applicable stop-loss amounts and deductibles on Modified Pool structured bulk transactions.

The percentage of our primary flow insurance in force subject to captive reinsurance arrangements at September 30, 2009 was 53.5%, a slight decrease from 57.6% at the end of the third quarter of 2008.  Under captive reinsurance programs, reinsurance companies that are affiliates of the lenders assume a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium.  The risk reinsured by the captive is supported in part by assets held in trust with Triad as the beneficiary.  At September 30, 2009, we had approximately $270 million in captive reinsurance trust balances with $239 million of reserves ceded to those captives.  Several of the captive reinsurers have trust balances below the reserves ceded under the contracts.  In those cases, the reserve credit that we recognize in the financial statements is limited to the trust balances since under the captive arrangements we have no contractual right to require additional capital contributions.  As we are limited in our ability to cede losses to a captive reinsurer by the reinsurers’ trust balance, we expect limited benefit in future periods from these arrangements.

During the third quarter of 2009, Triad terminated one captive reinsurance agreement and received approximately $8.8 million of trust assets in October 2009.  The termination had no impact on operations for the quarter. Triad also commuted one captive reinsurance agreement and, as the performance of the reinsured business has been favorable, the majority of the trust assets were remitted to the reinsurer. As a result of the commutation, Triad will liquidate Triad Re, a sponsored captive reinsurance subsidiary, in order to save future operating costs. Upon commutation or termination of a captive reinsurance agreement, all reinsurance coverage terminates and Triad ceases to cede premium to the reinsurer.  The results of operations during the third quarter of 2009 were not impacted by either the termination or commutation of the captive reinsurance agreements.

Revenues

A summary of the significant individual components of our revenue for the third quarter and first nine months of 2009 and 2008 follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Direct premium written before the impact of refunds	$72,017	$83,987	(14)	$228,770	$262,601	(13)
Less:
Cash refunds primarily related to rescissions	(13,704)	(3,369)	307	(30,505)	(7,536)	305
Change in refund accruals primarily related to rescissions	(13,982)	(1,577)	787	(24,490)	(2,078)	1,079
Direct premium written	44,331	79,041	(44)	173,775	252,987
Ceded premium written	(10,177)	(14,847)	(31)	(31,334)	(46,322)	(32)
Net premium written	34,154	64,194	(47)	142,441	206,665	(31)
Change in unearned premiums	1,422	1,460	(3)	2,326	918	153
Earned premiums	$35,576	$65,654	(46)	$144,767	$207,583	(30)

Net investment income	$12,342	$10,349	19	$34,394	$29,071	18

Net realized investment (losses) gains	$3,253	$(6,519)	(150)	$705	$(7,615)	(109)

Total revenues	$51,298	$69,486	(26)	$179,996	$229,045	(21)

The decline in direct premium written for the three months and nine months ended September 30, 2009 compared to the respective periods of 2008 is the result of the impact of premium refunds from rescissions and a 15.1% decline in insurance in force over the one-year prior period.  Rescission activity has increased substantially since the beginning of 2009. When we rescind coverage on a policy, the entire previously paid premium is refunded. For the third quarter and first nine months of 2009, cash premium refunded, primarily due to rescission activity, was 19.9% and 13.5%, respectively, of direct premium written before the impact of refunds compared to 4.0% and 2.9% for the respective periods of 2008.  We also establish an accrual for expected premium refunds on policies that are currently under investigation for rescission.  In the third quarter of 2009, we increased the rescission factors used in our reserve methodology which also caused a corresponding increase in the accrual for anticipated premium refunds.  The increase in rescission factors was based upon substantially increased rescission activity during the third quarter of 2009 than what we had previously accounted for in our reserve methodology.

Ceded premium written is comprised primarily of premiums written under excess of loss reinsurance treaties with captives.  Ceded premium during the three months and nine months ended September 30, 2009 decreased over the respective periods of 2008 due to: (1) a decrease in insurance in force subject to captive reinsurance as a result of policy cancellations and the termination and commutation of certain reinsurance arrangements; (2) the establishment of an accrual to account for the rescission of coverage on policies subject to captive reinsurance and the expected refunds of premiums previously ceded; and (3) the conclusion of the arbitration of the Excess-of-Loss reinsurance treaty and the subsequent recovery of $2.0 million of ceded premium previously expensed. The premium cede rate for the three months and nine months ended September 30, 2009 was 23.0% and 18.0%, respectively, compared to 18.8% and 18.3%, respectively, for the three months and nine months ended September 30, 2008.  The increase in the premium cede rate during the third quarter of 2009 compared to the third quarter of 2008 was due to direct premium written declining at a faster rate than ceded premium written in the third quarter of 2009.

A small portion of our Modified Pool contracts contain provisions that terminate coverage and the contract when cumulative settled losses reach the stop loss limit.  Following termination, no future premium is received from the transaction.  During the fourth quarter of 2009, the cumulative settled losses for one Modified Pool contract reached the stop loss limit and we expect that several other Modified Pool transactions will also reach their respective stop loss limits during the fourth quarter of 2009.  The majority of our Modified Pool contracts do not terminate when settled losses reach the stop loss limit.

The increase in net investment income during the third quarter of 2009 was primarily due to the accretion of previously impaired securities.  When a performing asset is impaired and the resulting book value is below the par value, ASC 320, Investments – Debt and Equity Securities, provides that the investment income in subsequent periods will be increased by the accretion of the amount of the write-down over the remaining expected life of the security.  Average invested assets at cost or amortized cost decreased by 9.0% during the third quarter of 2009 and increased by 0.8% during the first nine months of 2009 compared to the respective periods of 2008. The decrease in average invested assets in the third quarter of 2009 was primarily due to negative operating cash flow in the second and third quarters of 2009. For a further discussion, see “Investment Portfolio”.

Losses and Expenses

A summary of the individual components of losses and expenses for the three months and nine months ended September 30, 2009 and 2008 follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Net losses and loss adjustment expenses:
Net settled claims	$157,881	$59,357	166	$361,664	$167,708	116
Net change in loss reserves	(15,836)	165,958	(110)	302,748	559,469	(46)
Loss adjustment expenses	3,713	5,879	(37)	14,291	18,025	(21)
Total	145,758	231,194	(37)	678,703	745,202	(9)
Policy acquisition costs	-	-	n/a	-	39,416	(100)
Other operating expenses (net of acquisition costs deferred)	9,659	8,726	11	27,750	50,070	(45)

Loss ratio	409.7%	352.1%	16	468.8%	359.0%	31
Expense ratio	28.3%	13.6%	108	19.5%	26.4%	(26)
Combined ratio	438.0%	365.7%	20	488.3%	385.4%	27

Net losses and loss adjustment expenses (“LAE”) are comprised of settled claims and LAE as well as the increase in the loss and LAE reserve during the period.

The following table provides detail on direct settled claims and number of settled claims for our Primary and Modified Pool insurance for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Net settled claims:
Primary insurance	$89,646	$48,766	84	$260,870	$126,189	107
Modified Pool insurance	83,924	10,755	680	140,485	41,799	236
Total direct settled claims	173,570	59,521	192	401,355	167,988	139
Ceded Paid Losses	(15,689)	(164)	9,466	(39,691)	(280)	14,075
Total net settled claims	$157,881	$59,357	166	$361,664	$167,708	116

Number of claims settled:
Primary insurance	1,624	950	71	4,443	2,555	74
Modified Pool insurance	1,170	150	680	2,128	680	213
Total	2,794	1,100	154	6,571	3,235	103

The number of claims settled during the third quarter of 2009 increased by approximately 154% over the third quarter of 2008 primarily reflecting the aging of the default inventory but also due to the end of certain lender and GSE foreclosure moratoriums that had previously delayed the completion of the foreclosure process, which is generally necessary before a claim can be filed.

Average severity on settled claims increased to $62,100 during the third quarter of 2009 compared to $54,100 in the third quarter of 2008.  The increase in the average settled loss is primarily the result of a higher percentage of claims from the more recent vintage years, specifically the 2006 and 2007 vintage years, and from the distressed markets, both of which reflect larger loan balances (see tables below for more detail).

The following table shows the average loan size and average risk per policy by vintage year.  Policies originated during 2006 and 2007 comprised approximately 69% of our third quarter 2009 settled claims compared to 42% in the third quarter of 2008.

	Primary		Modified Pool
	Average	Average	Average	Average
	Loan Size	Insured Risk	Loan Size	Insured Risk
Vintage Year
2004 and Prior	$115,470	$29,663	$138,419	$41,232
2005	154,715	40,833	175,395	57,028
2006	202,012	52,343	255,112	68,244
2007	204,416	54,899	269,572	78,491
2008	203,128	46,786	-	-

Overall Average	$168,777	$44,020	$202,807	$59,511

Policies from the distressed markets comprised 57% of our third quarter 2009 settled claims compared to 32% in the third quarter of 2008.  The following table shows the average loan size and average risk per policy for the distressed markets compared to the remainder of the portfolio.

	Primary		Modified Pool
	Average	Average	Average	Average
	Loan Size	Insured Risk	Loan Size	Insured Risk
Distressed States:
California	$326,611	$81,292	$324,887	$87,881
Florida	198,206	52,482	204,244	56,846
Arizona	193,762	50,738	198,549	62,079
Nevada	235,372	63,007	222,670	70,934
Average distressed states	$234,043	$60,555	$252,648	$71,237

Average non-distressed states	$153,326	$40,106	$169,329	$51,635

The increase in the average settled claim amount was also influenced by our reduced ability to mitigate claims.  The decline in home prices since 2007 across almost all markets, with significant declines in the distressed markets, combined with tighter mortgage credit availability have continued to negatively impact our ability to mitigate losses through the sale of properties.  The greater concentration of settled claims from the distressed markets and the resulting negative impact on our ability to mitigate losses contributed to the increase in average paid loss during the third quarter of 2009. We expect our ability to mitigate losses will continue to be adversely affected by the continued pressure on home prices combined with the limited availability of credit in the U.S. financial markets. A greater concentration of settled claims in distressed markets will exacerbate this effect.

Although there is much uncertainty regarding future claim paid activity due to rescission activity as well as government and other efforts to stem the level of foreclosures, we expect that, in general, the number and amount of settled claims will increase for the foreseeable future.

The table below provides the gross cumulative incurred loss incidence rate by book year (calculated as cumulative gross losses settled plus loss reserves, excluding the impact of modified pool and captive structures, divided by policy risk originated, in each case for a particular book year) that have developed through September 30, 2009 and 2008.

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
Book Year	2009	2009	2009	2008	2008
2000 & Prior	1.01%	1.00%	0.99%	0.99%	0.98%
2001	1.46%	1.44%	1.42%	1.42%	1.38%
2002	2.08%	2.01%	1.94%	1.92%	1.87%
2003	2.04%	1.86%	1.70%	1.66%	1.59%
2004	3.97%	3.50%	2.86%	2.52%	2.21%
2005	10.51%	8.85%	6.71%	5.30%	4.45%
2006	16.41%	15.19%	10.46%	9.39%	7.83%
2007	13.42%	12.05%	7.72%	6.46%	5.66%
2008	3.66%	2.83%	1.83%	1.30%	0.60%
Total	7.10%	6.39%	4.63%	4.03%	3.49%

Prior to 2007, the policies that we insured historically defaulted for a variety of reasons, but primarily due to loss of employment, divorce, or illness of a mortgage holder. The probability of these events occurring and impacting a borrower’s propensity to default increases over time.  Historically, we expected the gross cumulative incurred loss incidence rate for a specific book year to also increase over time as the incidence of default is relatively low in the first few years of development, typically reaches its peak in the second through the fifth year after loan origination, and will moderately increase over time as a small number of policies continue to default.

However, in addition to the above factors, the incidence of default in the current environment has been and continues to be adversely impacted by the significant decline in home prices throughout the United States. The more recent book years particularly have been impacted and, as the above table indicates, the 2006 and 2007 book years are exhibiting significantly adverse performance compared to the more developed earlier book years. We do not expect this adverse performance to subside and expect the gross cumulative incurred loss incidence rate of these book years to ultimately be significantly higher than our previous books of business.

Net losses and loss adjustment expenses also include the change in reserves for losses and loss adjustment expenses.  The following table shows the change in reserves for losses and LAE for the three months and nine months ended September 30, 2009 and September 30, 2008:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Increase in reserve for losses and LAE on a gross basis before the benefit of captives and Modified Pool structures	$123,443	$228,305	(46)	$828,575	$702,364	18

Less:
Ceded reserves to captive reinsurers	756	55,100	(99)	81,646	110,448	(26)
Impact of Modified Pool structures	138,348	3,513	3,838	440,112	20,250	2,073
Net (decrease) increase in reserve for losses and loss adjustment expenses	$(15,661)	$169,692	(109)	$306,817	$571,666	(46)

Despite a 9.0% increase in the number of loans in default during the third quarter of 2009, the reserve for losses and LAE on a gross basis, before the benefit of captives and Modified Pool structures, only increased by 6.2% in the quarter. This lower rate of increase compared to the growth in the number of loans in default is primarily due to an increase in the rescission factor incorporated in the loss reserve calculation.  Furthermore, a significant portion of the Modified Pool contracts from the 2005, 2006 and 2007 book years have reached the stop loss limits.  Once the stop loss limit is reached on an individual contract, we will not report additional net reserves for that contract.  This also helped mitigate the net increase in the reserve for losses in the third quarter of 2009.

The significant increase in the reserve for losses and LAE on a gross basis during the first nine months of 2009 was greater than the corresponding period in 2008, primarily due to increases in the severity and frequency factors of our reserve estimation that we implemented in the second quarter of 2009, coupled with an increase in the actual number of loans in default. The increases in our reserve factors were necessitated by continued deterioration in our ability to mitigate our loss and a continued decline in our cure rate. We do not expect these conditions to improve for the foreseeable future.

For the three months and nine months ended September 30, 2009, our results of operations benefitted substantially from stop loss levels in Modified Pool transactions and the resulting limitation in the growth in loss reserves.  The benefit received from Modified Pool and captive reinsurance structures accounted for 112.7% and 63.0% of the change in gross reserves in the third quarter and first nine months of 2009, respectively, compared to 25.7% and 18.6% in the respective quarters of 2008.  We expect to continue to receive a benefit from structures, primarily the result of gross losses exceeding the stop loss limit in individual contracts.

The following table provides further information about our loss reserves carried on our balance sheet at September 30, 2009, December 31, 2008 and September 30, 2008:

	September 30,	December 31,	September 30,
(dollars in thousands)	2009	2008	2008

Primary insurance:
Reserves for reported defaults	$1,045,580	$728,981	$662,715
Reserves for defaults incurred but not reported	48,952	65,671	76,445
Total Primary insurance	1,094,532	794,652	739,160

Modified Pool insurance:
Reserves for reported defaults	410,376	344,112	251,728
Reserves for defaults incurred but not reported	49,788	31,539	34,251
Total Modified Pool insurance	460,164	375,651	285,979

Reserve for loss adjustment expenses	21,607	17,537	16,914
Total reserves for losses and loss adjustment expenses	$1,576,303	$1,187,840	$1,042,053

The above table does not account for reserves ceded to lender-sponsored captive reinsurers.  The amount recoverable under captive reinsurance contracts, net of amounts due the respective reinsurers, is shown as an asset on the balance sheet and amounted to approximately $245.4 million and $111.8 million at September 30, 2009 and 2008, respectively.

The following table indicates the gross risk in default and reserves in the four distressed market states at September 30, 2009, December 31, 2008 and September 30, 2008.

	September 30,	December 31,	September 30,
(dollars in thousands)	2009	2008	2008

% of Gross Risk In Force:
California	14.0%	14.6%	14.7%
Florida	11.6%	11.6%	11.5%
Arizona	5.0%	5.2%	5.2%
Nevada	2.9%	3.0%	3.0%
Total Distressed Market States	33.5%	34.4%	34.4%

% of Gross Risk in Default:
California	23.1%	25.1%	25.5%
Florida	20.6%	23.1%	23.7%
Arizona	7.2%	7.2%	6.7%
Nevada	5.3%	5.0%	4.7%
Total Distressed Market States	56.2%	60.4%	60.6%

% of Gross Reserves:
California	23.3%	24.4%	24.4%
Florida	22.0%	23.5%	24.2%
Arizona	8.0%	7.4%	6.7%
Nevada	5.8%	5.0%	4.5%
Total Distressed Market States	59.1%	60.3%	59.8%

Certificates originated during 2006 and 2007 comprise 63.3% of our loans in default, but 71.8 % of the risk in default at September 30, 2009.  Both measures are down slightly from the second quarter levels due primarily to a large amount of claim activity attributable to the 2006 vintage book.  The difference in percentages of loans in default and risk in default primarily reflects the higher loan amounts associated with these policy years.

To illustrate the impact of the changes in the frequency and severity factors utilized in the reserve model, the following table details the amount of risk in default and the reserve balance as a percentage of risk in default at September 30, 2009, December 31, 2008 and September 30, 2008. The table also provides the impact of the rescission factor, which is a component of the frequency factor utilized in the reserve model, on gross case reserves at the respective periods.

	September 30,	December 31,	September 30,
(dollars in millions)	2009	2008	2008

Gross risk on loans in default	$3,773	$2,729	$2,192
Risk expected to be rescinded on loans in default	(661)	(405)	(167)
Risk in default net of expected rescissions	$3,112	$2,324	$2,025

Gross case reserve (1)	$2,494	$1,385	$1,125
Gross case reserves on loans expected to be rescinded	(490)	(239)	(117)
Gross case reserves net of expected rescissions	$2,004	$1,146	$1,008

Gross case reserves net of expected rescissions as a percentage of gross risk in default	53.1%	42.0%	46.0%

Gross case reserves net of expected rescissions as a percentage of gross risk in default, net of expected rescissions	64.4%	49.3%	49.8%

Percentage decrease in gross case reserves from rescission factor	19.6%	17.3%	10.4%

(1) Reflects gross case reserves, which excludes IBNR, ceded reserves and the benefit from Modified Pool structures, as a percentage of risk in default for total delinquent loans.

The following table shows default statistics as of September 30, 2009, December 31, 2008 and September 30, 2008:

	September 30,	December 31,	September 30,
(dollars in thousands)	2009	2008	2008

Total business:
Number of insured loans in force	306,499	345,055	354,645
Number of loans in default	57,327	40,286	32,105
Percentage of loans in default (default rate)	18.70%	11.68%	9.05%

Primary insurance:
Number of insured loans in force	222,755	252,368	259,556
Number of loans in default	34,993	24,241	19,441
Percentage of loans in default	15.71%	9.61%	7.49%

Modified Pool insurance:
Number of insured loans in force	83,744	92,687	95,089
Number of loans in default	22,334	16,045	12,664
Percentage of loans in default	26.67%	17.31%	13.32%

The number of loans in default increased by 79% over the twelve months ended September 30, 2009.  The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.  The percentage of loans in default, or default rate, has increased by 107% over this same period. The default rate is affected by the number of policies in default as well as the number of policies in force.  As we are in run-off and are no longer issuing commitments for mortgage insurance, we expect the number of policies in force to continue to decline, which may have an adverse effect on the default rate.

We do not provide reserves on Modified Pool defaults with deductibles until the cumulative incurred losses for that transaction reach the deductible threshold.  For the transactions that have exceeded this threshold, we have recognized cumulative losses of $575.2 million at September 30, 2009 compared to cumulative losses of $456.8 million at June 30, 2009 and $113.2 million at September 30, 2008.  We have realized the majority of the benefit from the deductibles and do not expect any material benefit going forward.

We also do not provide reserves on Modified Pool defaults where the cumulative incurred losses to date for the related structure have exceeded the stop loss limit.  At September 30, 2009, our loss reserves were limited by $516.4 million as a result of incurred losses for certain structured transactions exceeding the respective stop loss exit point.  This amount was $364.6 million at June 30, 2009, $37.5 million at December 31, 2008 and $6.6 million at September 30, 2008. Based on the adverse development of our Modified Pool business, we expect to continue to provide additional reserves on a gross basis on structured bulk transactions with deductibles and we expect to continue to limit the addition of reserves due to Modified Pool contracts reaching stop loss limits.

As part of our overall risk management strategy, we have entered into excess of loss captive reinsurance agreements with several of our lender customers.  As detailed in Item 1, “Business--Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2008, we retain the first loss position on the first aggregate layer of risk and reinsure a second finite layer with the captive reinsurer.  The majority of our captive reinsurance agreements have exceeded the first loss layer in incurred losses, which resulted in the ceding of reserves and settled losses related to specific book years.  At September 30, 2009, we had ceded $238.5 million of reserves and $30.2 million of cumulative settled losses to captive reinsurers, of which $16.9 million resulted from the termination of two captive reinsurance contracts in 2009.  At September 30, 2008, we had ceded $117.8 million of reserves to captive reinsurers. As we are limited in our ability to cede losses to a captive reinsurer by the reinsurers’ trust balance, we believe we will receive only a limited benefit in our results from operations from captive reinsurance in future periods.

Expenses and Taxes

Other operating expenses during the third quarter of 2009 increased by 10.7% compared to the third quarter of 2008. The increase was primarily due to increased severance cost and other expenses including remedies associated with contract underwriting (for more information on contract underwriting, refer to Item 1 of our Annual Report on Form 10-K for the period ended December 31, 2008). Other operating expenses decreased 44.6% during the first nine months of 2009 compared to the respective period of 2008, which is primarily attributable to expenses incurred during the first nine months of 2008 prior to and in connection with the transition of our business to run-off.

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

At the end of the first quarter of 2008, we wrote off the remaining deferred policy acquisition costs ("DAC") asset balance of $34.8 million as the estimated gross loss in the remaining portfolio no longer supported the asset value.  Subsequently, we have not capitalized any cost to acquire new business.

The income tax benefit recognized in the three months and nine months ended September 30, 2009 of $3.4 million and $13.8 million, respectively, represents the reduction of the valuation allowance applied to the deferred tax assets as a result of the growth in unrealized gains.  Going forward, we may continue to incur operating losses for tax purposes and generate net operating loss carryforwards for federal income tax reporting purposes for which we will effectively be unable to receive any immediate benefit in our Statements of Operations.

Our effective tax rate was 3.3% and 2.6%, respectively, for the three months and nine months ended September 30, 2009 compared to 6.5% and 16.4% for the same periods of 2008. The effective tax rate for 2009 reflects our inability to recognize any tax benefits as we provide a valuation allowance on almost the entire deferred tax asset generated from the net operating loss carryforwards, other than those obtained through the growth in unrealized gains.

Financial Position

Total assets at September 30, 2009 increased slightly from December 31, 2008, primarily due to an increase in reinsurance recoverable under captive reinsurance agreements.  Total liabilities increased to $1.8 billion at September 30, 2009 from $1.3 billion at December 31, 2008, primarily due to the growth in loss and LAE reserves. The deficit in assets increased to $625.0 million at September 30, 2009 from $136.7 million at December 31, 2008.

Investment Portfolio

Portfolio Description

Our goal for managing our investment portfolio is to optimize investment returns and provide liquidity as necessary for the payment of claims while preserving capital and adhering to regulatory requirements.  We have established a formal investment policy that describes our overall quality and diversification objectives and limits.  Historically, the majority of our investment portfolio was comprised of tax-preferred state and municipal fixed income securities.  Given the operating losses reported since the third quarter of 2007, we currently do not anticipate the realization of tax benefits normally associated with state and municipal securities.  As a result, we made the decision in the second quarter of 2008 to restructure the investment portfolio into taxable publicly-traded securities, primarily corporate debt obligations, asset-backed securities, and mortgage-backed securities.  In connection with the restructuring of our investment portfolio, we shortened the portfolio duration to better match the maturities with our anticipated cash needs.  At September 30, 2009, we had $109.3 million of state, municipal, and other government bonds remaining in our portfolio, of which $98.4 million were tax-preferred municipal securities.  There are significant risks involved in attempting to liquidate the remaining tax-preferred portfolio as well as in selling securities to fund liquidity needs.  These risks include execution risk in the selling of securities, additional credit risk moving from primarily insured, highly rated municipal bonds to lower rated corporate bonds, and potential deterioration in the market value of our municipal and other holdings due to economic conditions or other reasons.

Our investment policy and strategies are subject to further change depending upon regulatory, economic and market conditions as well as our existing financial condition and operating requirements.  We classify our entire investment portfolio as available-for-sale.  This classification allows us the flexibility to dispose of securities in order to meet our investment objectives and operating requirements.  All investments are carried on our balance sheet at fair value.

The following table shows the fair value composition of our investment portfolio at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed maturity securities:
U. S. government obligations	$5,737	0.7%	$7,996	0.9%
State, municipal, and other government bonds	109,338	12.9%	171,566	19.2%
Corporate bonds	543,887	64.2%	482,196	53.9%
Asset-backed bonds	41,584	4.9%	65,749	7.3%
Residential mortgage-backed bonds	114,275	13.5%	126,679	14.1%
Total fixed maturities	814,821	96.2%	854,186	95.4%
Equity securities	56	0.0%	583	0.1%
Total available-for-sale securities	814,877	96.2%	854,769	95.5%
Short-term investments	32,028	3.8%	40,653	4.5%

	$846,905	100.0%	$895,422	100.0%

The decline in the value of the investment portfolio is primarily due to the use of the proceeds from maturities and the sale of securities to fund the negative cash flow from operations in the first nine months of 2009.  We expect to continue to have negative cash flow from operations for the foreseeable future, which will further reduce the value of our investment portfolio.

The following table shows the results of our investment portfolio for the three months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008

Average investments at cost or amortized cost	$803,086	$882,444	$841,035	$834,583
Pre-tax net investment income	$12,342	$10,349	$34,394	$29,071
Book yield	5.6%	4.6%	5.6%	4.6%
Pre-tax realized investment gains (losses)	$3,253	$(6,519)	$705	$(7,615)

The increase in the book yield is mainly attributable to write downs in the previous twelve months due primarily to other-than-temporary impairments.  The pre-tax realized investment gains in the third quarter and first nine months of 2009 are primarily attributable to the sale of securities and reflect improved market conditions in the second and third quarters of 2009. For the nine months ended September 30, 2009, gross realized investment gains were offset to a large degree by write downs due to other-than-temporary impairments which occurred primarily in the first quarter of 2009. See "Realized Gains (Losses) and Impairments" below.

Unrealized Gains and Losses

The following table summarizes by category our unrealized gains and losses in our securities portfolio at September 30, 2009:

	As of September 30, 2009
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government obligations	$5,407	$330	$-	$5,737
State, municipal, and other government bonds	101,996	7,342	-	109,338
Corporate bonds	509,228	34,659	-	543,887
Asset-backed bonds	38,666	2,918	-	41,584
Residential mortgage-backed bonds	108,635	5,640	-	114,275
Subtotal, fixed maturities	763,932	50,889	-	814,821
Equity securities	17	39	-	56
Short term investments	32,027	1	-	32,028
Total securities	$795,976	$50,929	$-	$846,905

Given our recurring losses from operations and the significant doubt regarding our ability to continue as a going concern, we may no longer have the ability to hold impaired assets for a sufficient time to recover their value.  As a result, we made the decision to recognize an impairment loss on all securities whose amortized cost is greater than the reported fair value and thus have no unrealized losses at September 30, 2009.

While market conditions have improved recently, the unrealized gains are partly due to the recovery in value of previous impairments of our fixed income securities. These unrealized gains do not necessarily represent future gains that we will realize.  Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize.  Taxable securities typically exhibit greater volatility in value than tax-preferred securities and thus we expect greater volatility in unrealized gains and realized losses going forward. Volatility may increase in periods of uncertain market or economic conditions.

Credit Risk

Credit risk is inherent in an investment portfolio. One way we attempt to limit the inherent credit risk in our portfolio is to maintain investments with high ratings.  The following table shows our investment portfolio by credit ratings.

	September 30, 2009		December 31, 2008
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed Maturities:
U.S. treasury and agency bonds	$5,737	0.7	$7,996	0.9
AAA	208,461	25.6	236,975	27.7
AA	149,185	18.3	196,088	23.0
A	414,193	50.8	381,936	44.7
BBB	24,140	3.0	25,203	3.0
BB	4,426	0.5	1,239	0.1
B	750	0.1	619	0.1
CCC	-	-	1,523	0.2
CC and lower	324	0.0	48	0.0
Not rated	7,605	0.9	2,559	0.3
Total fixed maturities	$814,821	100.0	$854,186	100.0
Equity Securities:
Preferred stocks:
A	$3	4.5	429	73.6
BBB	-	-	133	22.8
C	53	95.5	21	3.6
Total equity securities	$56	100.0	$583	100.0

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

The following table indicates the credit quality of our fixed maturity portfolio without the benefit of the credit enhancements as provided by financial guaranty insurers at September 30, 2009:

	Credit Quality Without Benefit of Credit Enhancements
(dollars in thousands)	Amount	Percent

U.S. treasury and agency bonds	$5,737	0.7
AAA	181,406	22.3
AA	108,162	13.3
A	466,692	57.2
BBB	29,934	3.7
BB	4,426	0.5
B	750	0.1
CC and below	1,577	0.2
Not rated	16,137	2.0
Total Fixed Maturities	$814,821	100.0

As of September 30, 2009, we did not invest directly in any financial guaranty insurers, but we were indirectly exposed to the risk of financial guaranty insurer default through the credit enhancements provided on the majority of our state and municipal fixed maturity bond portfolio.

At September 30, 2009, the carrying value of our state, municipal and other government bond portfolio amounted to $109 million, with approximately $91 million containing credit enhancements from financial guaranty insurers.  The following table indicates the approximate exposure to and percentage of our credit enhanced state, municipal and other government bond portfolio by financial guaranty insurer at September 30, 2009:

Financial Guarantors
	Credit Enhanced State and Municipal Portfolio
(dollars in thousands)	Amount	Percent

NATL RE	$23,841	26.1
AMBAC	19,489	21.3
NATL RE FGIC	20,912	22.9
FSA	14,202	15.5
Others	12,996	14.2
Total	$91,440	100.0

Realized Gains (Losses) and Impairments

Net realized investment gains were $3.3 million in the third quarter of 2009 compared to a net realized investment loss of $6.5 million in the corresponding period in 2008. The realized investment gains for the third quarter of 2009 were partly attributable to the sale or maturity of previously impaired securities that have recovered in value. The realized investment losses in the third quarter of 2008 were primarily due to other-than-temporary impairment losses.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in accordance with GAAP and assume that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, our ability to continue as a going concern will be dependent on our ability to comply with terms of the Corrective Orders, which include an ultimate solvent run-off.  If we are unable to comply with the terms of the Corrective Orders, Illinois law may require the Department to seek receivership in the courts.  If Triad were placed into receivership, all of the assets and future cash flows of Triad would be allocated to Triad’s policyholders to pay insurance claims and the administrative expenses of the receivership, and none of such assets or cash flows would be available to the parent company and its stockholders.  As Triad is the Company’s primary source of cash flow, if Triad were placed in receivership proceedings by the Department, the parent, TGI, could be forced to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws and little or no funds would ever be available for distribution to our stockholders.  The report of our independent registered public accounting firm with respect to our December 31, 2008 financial statements included a statement that they believe there is substantial doubt about our ability to continue as a going concern.

Beginning on June 1, 2009 pursuant to the second Corrective Order, all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by the recording of a DPO.  Effective July 1, 2009, the DPO accrues a carrying charge based on the investment yield earned by Triad’s investment portfolio and payment of both the DPO and the carrying charge is subject to Triad’s future financial performance and requires the approval of the Department.  During the third quarter of 2009, Triad settled claims of $173.6 million through the payment of $103.6 million in cash and the recording of a DPO of $70.0 million.  At September 30, 2009, the total amount of DPOs was $96.5 million and accrued interest was $0.5 million. The DPOs are supported by a portfolio of primarily corporate securities.  The specific terms of the Corrective Order requiring the recording of a DPO will positively impact our operating cash flows in the near term. However, because we remain obligated to pay the DPOs and will accrue a carrying charge on the DPOs based on the investment yield earned by Triad’s investment portfolio, we do not expect any ultimate financial benefit to us from recording a DPO.

On September 4, 2009, we filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  We alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by TGIC, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and TGIC should be excused from its obligations under the master policies.  The total amount of risk originated under the AHM master policies, accounting for any applicable stop loss limits associated with modified pool contracts, was $1.7 billion, of which $1.2 billion remains in force at September 30, 2009.  We continue to accept premiums and process claims under the master policies but, as a result of this action, we ceased remitting claim payments to companies servicing loans originated by AHM.  Both premiums and claim payments subsequent to the filing of the complaint have been segregated and are invested on a short-term basis pending resolution of this action.  We have not recognized any benefit in our financial statements pending the outcome of the litigation.

On October 7, 2009, Triad announced that it had reached a definitive agreement to sell its information technology and operating platform to Essent Guaranty, Inc. (“Essent”), a new mortgage insurer. Under the terms of the agreement, Essent will acquire all of our proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for up to $30 million in cash and assumption by Essent of certain software contractual obligations.  Approximately $15 million of the consideration is fixed and up to an additional $15 million is contingent on Essent writing a certain minimum amount of insurance in the five-year period following closing.  The transaction is expected to close in the fourth quarter of 2009.  Essent will establish its operations and technology center in Winston-Salem and a number of Triad’s information technology and operations employees are expected to join Essent upon closing of the transaction. Under a services agreement, Essent will provide ongoing information systems maintenance and services, customer service and policy administration support to Triad following the successful closing of the transaction. Triad’s results of operations for the quarter ended September 30, 2009 were not affected by this transaction.

Generally, our sources of operating funds consist of premiums written and investment income.  Operating cash flow has historically been applied to the payment of claims, interest, expenses and prepaid federal income taxes in the form of ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bond (“Tax and Loss Bond”) purchases.  During the period that we were reporting positive results of operations and prior to our decision to enter into voluntary run-off, we purchased Tax and Loss Bonds to take advantage of a special contingency reserve deduction available to mortgage guaranty companies under the U.S. tax code.  We recorded the Tax and Loss Bonds on our balance sheet as prepaid federal income taxes.  Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that are scheduled to become payable in ten years, when the contingency reserve is scheduled to be released, and the respective Tax and Loss Bonds are scheduled to mature. The scheduled proceeds from the maturity of the Tax and Loss Bonds were anticipated to be utilized to fund the income tax payments when they became due.  However, beginning in 2007 and continuing into 2008, we made the decision to redeem our Tax and Loss Bonds earlier than scheduled due to our operating losses generated in those years, which has provided a source of funds.  During the first nine months of 2008, we redeemed essentially all of our remaining Tax and Loss Bonds, which amounted to approximately $116.0 million.  Our holdings of Tax and Loss Bonds at December 31, 2008 amounted to $15,000. During the quarter ended September 30, 2009, we redeemed the remaining Tax and Loss Bond that was held by one of our subsidiaries.

During the first nine months of 2009, we had $115.1 million of negative cash flow from operating activities compared to a positive cash flow of $150.6 million in the first nine months of 2008.  The decline in operating cash flow in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 reflects the lack of any redemption of Tax and Loss Bonds, a substantial increase in settled claims, and a decline in premiums received. The operating cash flow shortfall for the first nine months of 2009 was funded through sales and maturities of short-term investments and other investment securities.  See “Investment Portfolio” for more information.

Net cash received from premiums amounted to $164.5 million during the first nine months of 2009 compared to $210.5 million in the corresponding period in 2008.  This decrease is due to the overall decline in insurance in force as well as a significant amount of premium refunds related to rescission activity. Premium refunds were $30.5 million in the first nine months of 2009, including $13.7 million in the three months ended September 30, 2009, compared to $7.5 million in the first nine months of 2008.  We anticipate more refunds of premiums related to rescission activity in the fourth quarter of 2009 and into 2010 and have established a $38.5 million premium refund liability at September 30, 2009 to account for this anticipated rescission activity.

Net cash paid for claims and LAE, after accounting for the impact of the DPO, increased to $287.1 million during the nine months ended September 30, 2009 from $172.9 million during the first nine months of 2008. Net settled claims in the first nine months of 2009 reflect $27.8 million of reimbursed paid claims primarily from captive reinsurers.  Cash outflows on settled claims were limited by $70.0 million as a result of the requirements of the second Corrective Order and the establishment of a DPO during the third quarter of 2009.  While the DPO requirement will mitigate the actual cash paid on claims in any period, we expect that the amount of settled claims will continue to increase in subsequent quarters and the increase may be substantial.

At September 30, 2009, we reported a deficit in assets of $625.0 million compared to a deficit in assets of $136.7 million and $28.4 million at December 31, 2008 and September 30, 2008, respectively.  A deficit in assets occurs when recorded liabilities exceed recorded assets.  The primary factor contributing to the change since the third quarter of 2008 is the net loss from operations.  We expect to continue to report a deficit in assets for the foreseeable future.  The deficit in assets, as well as other factors, could adversely impact our continued listing on The NASDAQ Stock Market.

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

The parent company has limited sources of cash flow.  The $35 million outstanding long-term debt, due in 2028, is the obligation of the parent company and not of Triad.  Debt service amounts to $2.8 million per year and is paid by the parent company.  The primary source of funds for the parent company debt service has historically been the interest paid on the $25 million surplus note by Triad, which previously provided $2.2 million on an annual basis.  We do not expect this source of cash to be available for the foreseeable future.  At September 30, 2009, the parent company had cash and invested assets of approximately $7.9 million. On July 15, 2009, the parent company remitted the second of the semi-annual debt service payments on the outstanding long-term debt. The next debt service payment is due in January 2010. We cannot provide any assurance that any future debt service payments will be made and the ultimate ability of the parent company to repay the entire $35 million is subject to substantial risks and cannot be assured.  The ability of the parent company to pay the debt service with funds obtained from

Triad, whether in the form of dividends, payments on the surplus note or otherwise, will require the approval of the Department, and it is unlikely that such approval will be sought or obtained in the foreseeable future.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and the amounts involved may be material.

For the three months ended September 30, 2009, parent company cash expenses were $0.8 million. We expect parent company cash expenses to range from approximately $250,000 to $600,000 per quarter in the future depending on certain activities, including legal, director, accounting, and consulting fees.  However, there can be no assurance these quarterly expenditures will not increase.  Triad has historically reimbursed the parent company for the majority of its operating cash expenses under a management agreement.  Pursuant to the Corrective Orders, we are required to submit to the Department a request for reimbursement of these expenses, excluding interest expense on the long-term debt, on a quarterly basis. During the three month period ended September 30, 2009, the Company incurred $0.4 million of legal expenses related to the class action lawsuit.  If the Department prohibits or limits the reimbursement by Triad of the parent company’s operating expenses, the cash resources of the parent company will be adversely affected.

Triad’s ability to incur any material operating and capital expenditures, as well as its ability to enter into any new contracts with unaffiliated parties, also requires the Department’s approval (except for certain operating expenditures that have been preapproved by the Department).

Triad cedes business to captive reinsurance affiliates of certain mortgage lenders, primarily under excess of loss reinsurance agreements.  Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust accounts where Triad is the sole beneficiary.  During the third quarter, Triad commuted one captive reinsurance agreement and, as the performance of the reinsured business has been favorable, the majority of the trust assets were remitted to the reinsurer. The reinsurer was the only participating reinsurer in Triad Re, a wholly-owned sponsored captive reinsurance company.  Triad also terminated one reinsurance agreement during the third quarter of 2009 and received approximately $8.8 million of trust assets in October 2009 and reassumed $8.8 million of reserves. Upon commutation or termination of a captive reinsurance agreement, all reinsurance coverage terminates and Triad ceases to cede premium to the reinsurer. At September 30, 2009, total trust balances were approximately $270.0 million compared to $241.4 million at September 30, 2008.

Triad ceased accepting commitments to write new mortgage insurance on July 15, 2008 and is operating in run-off.  The risk-to-capital ratio, which is utilized as a measure by many states and regulators of an insurer’s capital adequacy and ability to underwrite new business, is no longer relevant for Triad because we are operating in run-off.

Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, includes both policyholders’ surplus and the contingency reserve.  The following table provides information regarding our statutory capital position at September 30, 2009, December 31, 2008 and September 30, 2008:

	September 30,	December 31,	September 30,
(dollars in millions)	2009	2008	2008

Statutory policyholders' surplus	$150.7	$88.0	$284.2
Statutory contingency reserve	-	-	1.4
Total	$150.7	$88.0	$285.6

Risk-to-capital ratio	63.0 to 1	125.2 to 1	39.7 to 1

The increase in statutory policyholders’ surplus at September 30, 2009 compared to December 31, 2008 is primarily the result of the impact on statutory loss reserves due to the second Corrective Order that requires all valid claims be settled 60% in cash and 40% by recording a DPO.  As a result of the implementation of the DPO requirement, Triad reported a policyholders’ surplus in its financial statements reported under SAP of $150.7 million at September 30, 2009, as opposed to what would have been a deficiency in policyholders’ surplus of

$511.1 million absent this requirement.  There was no such impact to stockholders equity as calculated on a GAAP basis. Even if Triad’s risk-to-capital ratio were to be reduced to 25-to-1 or lower, we would continue to be prohibited from writing new business.

Update on Critical Accounting Policies and Estimates

Reserve for Losses and LAE

In our Annual Report on Form 10-K for the year ended December 31, 2008, we disclosed that the amount of loss reserves as well as our reported premium income have both been reduced based on the estimate of future rescissions in the existing default portfolio.  In general, a rescission occurs when we determine that fraud, misrepresentation or other specified violations occurred in the origination of a loan.  When these violations are identified, insurance coverage from the date of issuance is cancelled and the entire previously paid premium is refunded.

During 2008 and continuing into 2009, we experienced a much higher level of rescission activity than in previous years. This activity has been concentrated in policies originated in 2006 and 2007.  We have also identified concentrations with specific lenders and by delivery channel.  We incorporate a factor in our computation of loss reserves to account for expected rescissions, based upon the status of our investigation of defaults in progress and our actual experience.  The effect of the factor is to reduce the loss reserve by reflecting the probability that we may rescind coverage on a certificate.  The rescission factor is a significant component of the frequency factor utilized in the calculation of our loss reserves and resulted in a reduction to our gross reserves of approximately $490 million at September 30, 2009 compared to $239 million at December 31, 2008.

We also account for the impact of expected rescissions on current revenue by establishing an accrual for expected premium refunds.  In establishing this accrual, we consider the probability that a policy will be rescinded, which is consistent with the factor used in the calculation of loss reserves.  In estimating the impact of expected rescissions on loss reserves and premium income, we rely on recent historical experience but also use a substantial amount of judgment.

While rescission activity has been significantly elevated in 2009 from our historical experience, our recent level of rescission activity is not necessarily indicative of future trends. Furthermore, our ability to rescind a policy may be adversely impacted by the insured disputing our rights and prevailing in court or arbitration.  Any increase or decrease in rescission factors would impact our loss reserves and premium income in the period in which the rescission factor is adjusted.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

We had no material off-balance sheet arrangements at September 30, 2009.

We lease office facilities and office equipment under operating leases with minimum lease commitments that range from one to five years.  Upon the successful closing of the Essent transaction, we expect to sub-let a portion of our office facilities to Essent. We had no capitalized leases or material purchase commitments at September 30, 2009.

Our long-term debt has a single maturity date in 2028.  There were no material changes during the nine months ended September 30, 2009 to the aggregate contractual obligations shown in our Annual Report on Form 10-K for the year ended December 31, 2008.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements relating to future plans, expectations and performance, which involve various risks and uncertainties, including, but not limited to, the following:

•
a deeper or more prolonged recession in the United States coupled with the continued tightening of the mortgage credit markets could increase defaults and limit opportunities for borrowers to cure defaults or for Triad to mitigate losses, which could have an adverse material impact on our business or results of operations;

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

•
if Triad is not permitted or is otherwise unable to provide funds to the parent company, the available resources of the parent company will be insufficient to satisfy future debt service obligations on its $35 million outstanding long-term debt;

•
our ability to comply with the continued listing requirements of The NASDAQ Stock Market beyond mid-November 2009, which likely will result in our common stock being delisted from The NASDAQ Stock Market in the near future;

•
our loss reserve estimates are subject to uncertainties and are based on assumptions that are currently volatile in the housing and mortgage industries and therefore settled claims may be substantially different from our loss reserves;

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

•	the appointment of the Federal Housing Finance Agency (“FHFA”) as the conservator of both Fannie Mae and Freddie Mac has resulted in changes in the business practices of the GSEs;
•	the impact of programs and legislation affecting modifications and refinancings of mortgages could materially impact our financial performance in run-off;
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

•	if we have failed to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans or face other remedies;
•	any impediment to our ability to rescind coverage on insurance policies, which would be detrimental to our success in run-off; and
•
our ability to lower operating expenses to the most efficient level while still providing the ability to mitigate losses effectively during run-off, which will directly impact our financial performance in run-off.

Accordingly, actual results may differ from those set forth in these forward-looking statements.  Attention also is directed to other risks and uncertainties set forth in documents that we file from time to time with the SEC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item 3 is not required to be provided by issuers, such as us, that satisfy the definition of "smaller reporting company" under SEC rules.

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

b)
There were no changes to our internal control over financial reporting during the period ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below.  No pending litigation or other legal proceedings are expected to have a material adverse effect on the financial position of the Company.

On September 4, 2009, TGIC filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  TGIC alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by TGIC, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and TGIC should be excused from its obligations under the master policies. The total amount of risk originated under the AHM master policies, accounting for any applicable stop loss limits associated with modified pool contracts, was $1.7 billion, of which $1.2 billion remains in force at September 30, 2009.  TGIC continues to accept premiums and process claims under the master policies but, as a result of this action, TGIC ceased remitting claim payments to companies servicing loans originated by AHM.  Both premiums and claim payments subsequent to the filing of the complaint have been segregated and are invested on a short-term basis pending resolution of this action.  We have not recognized any benefit in our financial statements pending the outcome of the litigation.

On February 6, 2009, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina.  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between October 26, 2006 and April 1, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers.  The court has appointed lead counsel for the plaintiff and an amended complaint was filed on June 22, 2009.  We filed our motion to dismiss the amended complaint on August 21, 2009 and the plaintiff filed its opposition to the motion to dismiss on October 20, 2009.  Our reply is due November 19, 2009.

Item 1A.  Risk Factors

We believe that by mid-November 2009, we will no longer be compliant with certain of the continued listing requirements of The NASDAQ Stock Market.  We believe it is likely that our common stock will be delisted from The NASDAQ Stock Market in the near future, which would adversely affect the value of our common stock.

The Company’s common stock is currently listed on The NASDAQ Stock Market.  The NASDAQ Stock Market has certain continued listing requirements regarding public float, minimum bid price and net worth, among others.  We believe that by mid-November 2009, we will be out of compliance with certain of NASDAQ’s continued listing requirements and expect to receive a listing deficiency notice from NASDAQ promptly thereafter.  While The NASDAQ Stock Market's listing rules provide for a specified amount of time to regain compliance, given our current financial position and outlook, we believe it is improbable that we will regain compliance.  As a result, we believe it is likely that our common stock will be delisted from The NASDAQ Stock Market in the near future and we are considering other listing alternatives.  If our common stock is delisted from The NASDAQ Stock Market, the value of our common stock may be adversely affected by, among other factors, reduced liquidity, greater spreads between the bid and ask price, fewer market makers, and potentially fewer institutional investors.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on August 27, 2009.  Shares entitled to vote at the Annual Meeting totaled 15,215,378, of which 11,270,973 shares were represented.

The following five directors were elected at the Annual Meeting.  Shares voted for and authorized withheld for each nominee were as follows:

Election of Directors	Shares Voted in Favor	Shares Withheld
Robert T. David	10,759,534	511,439
H. Lee Durham, Jr.	10,774,158	496,815
Deane W. Hall	10,775,111	495,862
William T. Ratliff, III	10,808,196	462,777
David W. Whitehurst	10,767,370	503,603

Shareholders also voted to ratify the selection of Ernst & Young LLP as the independent registered public accounting firm for Triad Guaranty Inc. for the year ending December 31, 2009.  This proposal was approved by the votes set forth in the following table:

Other Proposals	Shares Voted in Favor	Shares Voted Against	Shares Abstaining
Ratification of the selection of Ernst & Young LLP as the independent registered public accounting firm for Triad Guaranty Inc. for the year ending December 31, 2009.	11,027,754	219,820	23,399

Item 6.  Exhibits

The exhibits filed with this quarterly report on Form 10-Q are set forth in the Exhibit Index on page 50 and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Guaranty Inc.

November 10, 2009	/s/ Kenneth S. Dwyer
Kenneth S. Dwyer Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.