Form 10-K
period 2009-12-31
TRIAD GUARANTY INC
filed 2010-03-19
CIK 911631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,402,662 as of June 30, 2009, which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by executive officers, directors and 10% or greater stockholders of the registrant (however, this does not constitute a representation or acknowledgment that any such individual or entity is an affiliate of the registrant, or that there are not other persons who may be deemed to be our affiliates).

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 5, 2010, was 15,258,128.

Portions of the following document are incorporated	Part of this Form 10-K into which the portions of the
by reference into this Form 10-K:	document are incorporated by reference

Triad Guaranty Inc.	Part III
Proxy Statement for 2010 Annual Meeting of Stockholders

PART I

Item 1.	Business

Overview of Triad

Triad Guaranty Inc. (“TGI”) is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”), historically has provided mortgage insurance coverage in the United States. Mortgage insurance is issued in many home purchases and refinance transactions involving conventional residential first mortgage loans to borrowers with equity of less than 20%. If the homeowner defaults on the mortgage, mortgage insurance reduces, and in some instances eliminates, any loss to the insured lender. Mortgage insurance also facilitates the sale of low down payment mortgage loans in the secondary mortgage market, with the largest percentage of sales being made to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which are collectively referred to as government-sponsored entities or “GSEs.” Investors and lenders also purchase mortgage insurance to obtain additional default protection or capital relief on loans with equity of greater than 20%.

TGIC was formed in 1987 and was acquired by Collateral Mortgage, Ltd., now called Collateral Holdings, Ltd. (“CHL”), a mortgage banking and real estate lending firm, in 1989. As of December 31, 2009, CHL owns 16.9% of the outstanding common stock of TGI. TGI was incorporated in 1993 in the state of Delaware for the purpose of holding all of the outstanding stock of TGIC and to undertake the initial public offering of its common stock, which was completed in November 1993.

Unless the context requires otherwise, references to “Triad” in this annual report on Form 10-K refer to the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”). References to “we,” “us,” “our,” and the “Company” refer collectively to the operations of TGI and Triad.

TGIC is an Illinois-domiciled insurance company and TGAC is an Illinois-domiciled reinsurance company. The Illinois Department of Insurance (the “Insurance Department”) is the primary regulator of both TGIC and TGAC. The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of our insurance business.

Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating its business in run-off under two Corrective Orders issued by the Department, as discussed further in this Item 1. The first Corrective Order was issued in August 2008. The second Corrective Order was issued in March 2009 and subsequently amended in May 2009. As used in this report, the term “run-off” means writing no new mortgage insurance policies, but continuing to service existing policies. Servicing existing policies includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate our loss; reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the policies and the two Corrective Orders issued by the Department. The term “settled,” as used in this report in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by our policyholders. Prior to June 1, 2009, valid claims were settled solely by a cash payment. Since June 1, 2009, valid claims have been settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”), as discussed further in this Item 1. The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, and include requirements on the payment structure of claims. Failure to comply with the provisions of the Corrective Orders could result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad.

On December 1, 2009, we sold our information technology and operating platform to Essent Guaranty, Inc. (“Essent”), a new mortgage insurer. Under the terms of the purchase agreement, Essent acquired all of our proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for up to $30 million in cash and the assumption by Essent of certain contractual obligations.

Approximately $15 million of the consideration is fixed and up to an additional $15 million is contingent on Essent writing a certain minimum amount of insurance in the five-year period following closing. During the 2009 fourth quarter, we received the initial $10 million installment of the purchase price. Essent has established its operations and technology center in Winston-Salem, North Carolina and a number of our former information technology and operations employees have joined Essent as contemplated by the agreement. At the closing of the transaction with Essent, we also entered into a services agreement, pursuant to which Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad. Triad may, at any time during the period beginning two years and ending seven years after the closing of the transaction with Essent, obtain a copy of the program object code, source code and documentation relating to the proprietary mortgage insurance software developed by Triad and sold in the transaction, solely for its own internal business purposes. Should Triad exercise this option, the services agreement would terminate and any remaining contingent amounts owed under the purchase agreement would no longer be payable to Triad. See Item 1A, “Risk Factors” for more information on the risks associated with this transaction.

For a detailed description of the components of our revenue and expenses, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report on Form 10-K. A detailed description of the insurance regulations to which we are subject is discussed further in this Item 1.

Item 1A of this annual report on Form 10-K discusses the risk factors that could affect our revenue, expenses and financial condition. These risk factors may also cause our actual results to differ materially from the results contemplated by any forward-looking statements we may make. Investors should consider these risk factors carefully in reading this annual report.

Our office is located at 101 South Stratford Road, Winston-Salem, North Carolina 27104 in properties that we lease. We do not require a significant amount of fixed assets for our operations, and our property and equipment, consisting primarily of computer equipment and software (other than those assets sold to Essent as noted above) are the extent of our long-lived assets. Our telephone number is (336) 723-1282.

Accounting Principles

In reading this annual report, it is important to understand the difference between accounting principles generally accepted in the United States of America (“GAAP”) and statutory accounting principles applicable to insurance companies (“SAP”) and how we use these accounting principles. As an insurance company, Triad is required to file financial statements prepared in accordance with SAP with the insurance departments of the states in which it conducts business. Furthermore, the financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders were prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department.

In our SEC filings, however, we are required to prepare our financial statements in accordance with GAAP. The financial statements presented in this annual report on Form 10-K are thus presented on a GAAP-basis, rather than a SAP-basis.

At December 31, 2009, we reported a deficit in assets under GAAP of $706.4 million. A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP. Triad, however, reported policyholders’ surplus under SAP of $122.8 million. A policyholders’ surplus occurs when recorded assets exceed recorded liabilities in financial statements prepared under SAP. The primary differences between these results using GAAP and SAP were the methodology utilized for the establishment of reserves and the reporting requirements relating to the DPO stipulated in the second Corrective Order. Triad did not report a deficiency in policyholders’ surplus, which occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP, because of the reporting requirements relating to the DPO under SAP. The second Corrective Order was designed in part to help Triad maintain its policyholders’ surplus. While a deficit in assets under GAAP is not necessarily a measure of insolvency, a deficiency in policyholders’ surplus under SAP could be deemed such a measure. We believe that if Triad were to report an other-than-temporary deficiency in policyholders’ surplus under SAP, Illinois law may require the Department to seek receivership of Triad, which could lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.

Corrective Orders

Triad has entered into two Corrective Orders with the Department. The first Corrective Order was entered into on August 5, 2008 and remains in effect. This Corrective Order was implemented as a result of our decision to cease writing new mortgage guaranty insurance and to commence a run-off of our existing insurance in force as of July 15, 2008. Among other things, that Corrective Order:

•	Required Triad to submit a corrective plan to the Department;

•	Prohibits all stockholder dividends from Triad to TGI without the prior approval of the Department;

•	Prohibits interest and principal payments on Triad’s surplus note to TGI without the prior approval of the Department;

•	Restricts Triad from making any payments or entering into any transaction that involves the transfer of assets to, or liabilities from, any affiliated parties without the prior approval of the Department;

•	Requires Triad to obtain prior written approval from the Department before entering into certain transactions with unaffiliated parties;

•	Requires Triad to meet with the Department in person or via teleconference as necessary; and

•	Requires Triad to furnish to the Department certain reports, agreements, actuarial opinions and information on an ongoing basis at specified times.

We submitted a corrective plan to the Department as required under the initial Corrective Order. The corrective plan included, among other items, a five-year statutory financial projection for Triad and a detailed description of our planned course of action to address our financial condition. The financial projections that form the basis of our corrective plan were prepared in accordance with SAP as set forth in the Illinois Insurance Code. We received approval of the corrective plan from the Department in October 2008.

Following the approval of the initial corrective plan, in the first quarter of 2009 we revised the assumptions initially utilized as a result of continued deteriorating economic conditions impacting our financial condition, results of operations and future prospects. The revised assumptions produced a range of potential ultimate outcomes for our run-off, but included projections showing that absent additional action by the Department or favorable changes in our business, we would have reported a deficiency in policyholders’ surplus as calculated in accordance with SAP as early as March 31, 2009. If this statutory insolvency had occurred, the Department likely would have instituted a receivership proceeding against Triad, which in turn would likely have led to the institution of bankruptcy proceedings by TGI. In an effort to protect existing policyholders, the Department issued the second Corrective Order effective on March 31, 2009, as amended on May 26, 2009. The second Corrective Order stipulates or prescribes:

•	Effective June 1, 2009, all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by recording a DPO;

•	At March 31, 2009, Triad was required to adjust surplus and reserves reflecting the impact of the second Corrective Order on future settled claims;

•	The DPO requires that we accrue a carrying charge based on the investment yield earned by Triad’s investment portfolio;

•	Triad will establish an escrow account at least equal to the DPO balance and any associated carrying charges;

•	Triad will require that any risk or obligation of any captive reinsurer must be paid in full, and will deposit any excess reinsurance recovery above the 60% cash payment into an escrow account;

•	Payment of the DPO and the carrying charge is subject to Triad’s future financial performance and requires the approval of the Department;

•	Procedures to account for the impact of the second Corrective Order in the financial statements prepared in accordance with SAP;

•	Upon payment of a claim under these provisions, Triad is deemed to have fully satisfied its obligations under the respective insurance policy;

•	Other restrictions and requirements affecting the payment and transferability of the DPOs and associated carrying charge; and

•	Certain reporting requirements.

The DPO recording requirements of the second Corrective Order became effective on June 1, 2009. At December 31, 2009, the recorded DPO, including a carrying charge of $2.1 million, amounted to $168.4 million. The recording of a DPO does not impact reported settled losses as we continue to report the entire amount of a claim in our statement of operations. The accounting for the DPO on a SAP basis is similar to a surplus note which is reported as a component of statutory surplus; accordingly, any repayment of the DPO or the associated carrying charge requires approval of the Department. However, in our financial statements prepared in accordance with GAAP included in this report, the DPO is reported as a liability.

Failure to comply with the provisions of the Corrective Orders or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation or liquidation of Triad. See Item 1A, “Risk Factors” for more information.

Going Concern

Prior to the issuance of the second Corrective Order, our recurring losses from operations and resulting decline in policyholders’ surplus as calculated in accordance with SAP increased the likelihood that Triad would be placed into receivership and raised substantial doubt about our ability to continue as a going concern. The positive impact on surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $122.8 million at December 31, 2009, as opposed to a deficiency in policyholders’ surplus of $597.8 million on the same date had the second Corrective Order not been implemented. While implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future. The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent or for other reasons stated above. If the Department were to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws. Our consolidated financial statements that are presented in this report do not include any adjustments that reflect the financial risks of Triad entering receivership proceedings and assume that we will continue as a going concern. We expect losses from operations to continue and our ability to continue as a going concern is dependent on the successful implementation of the revised corrective plan. See Item 1A, “Risk Factors” for more information about our financial solvency and going concern risks and uncertainties.

Triad is also subject to comprehensive regulation by the insurance departments of the various other states in which it is licensed to transact business. Currently, the insurance departments of the other states are working with the Department in the implementation and the oversight of the Corrective Orders.

Overview of Market Conditions

The conditions of the real estate, mortgage and financial markets remain depressed. While recent economic data seems to indicate increasing stability in the residential real estate market, the supply of unsold real estate and foreclosed properties, the general lack of credit availability and a significant decline in property values continue to be obstacles to any significant rebound in the real estate market. Furthermore, the employment situation is at recessionary levels with the national unemployment rate near 10%.

Financial institutions continue to face capital constraints due to the decline in the value of assets, including residential mortgage related assets. Financial institutions in general have responded to these capital constraints by reducing the availability of credit and tightening lending requirements, which in turn have impacted the ability of borrowers to refinance loans. In addition, tight credit markets also limit the flexibility of borrowers when dealing with a loan in default, and may lead to a greater number of foreclosures.

According to the most recent S&P/Case-Shiller Home Price Indices, based on data through December 2009, property values have declined 30.0% and 29.4% in the 10-City Composite and 20-City Composite indices, respectively, from the second quarter 2006 housing peak. The decline in property values has particularly affected homeowners who originated mortgage debt during 2006 and 2007 with high loan-to-value ratios and who now owe more on their mortgage than the property is worth. Furthermore, insurance policies on mortgages in California, Florida, Arizona, and Nevada (collectively, the “distressed markets”) comprise 32% of our risk in force and these states have experienced the greatest declines in property values.

The mortgage industry has also seen an increase in so-called “strategic defaults” in which borrowers who possess the apparent ability to make loan payments nevertheless elect to default on a mortgage, ostensibly because the loan balance exceeds the current value of the underlying property. Strategic defaults have been advocated in media reports despite the negative impact on a borrower’s future credit and their acceptance represents a cultural change in the United States. Although this information is difficult to track, we believe the occurrence of strategic defaults increased significantly during 2009 and this trend may continue into 2010.

The national unemployment rate is currently near 10% and many economic forecasts do not project significant improvement in the employment situation until 2011. Furthermore, it has been noted by many economists that the actual employment picture may be much worse because the unemployment rate only captures those who are actively looking for employment, and does not account for those who have ceased looking for employment as well as workers who are under-employed. A prolonged period of high unemployment will continue to adversely impact our business.

Government Initiatives

Since the latter part of 2008, several programs have been initiated by the federal government and implemented through the GSEs and lenders that are, in general, designed to prevent foreclosures and provide relief to homeowners and to the financial markets. These programs involve both modifications to the original terms of existing mortgages and complete refinancings. These programs are designed to provide a means for borrowers to qualify for lower payments by modifying the interest rate or extending the term of the mortgage. Several of these programs have subsequently been expanded or extended and may continue to change as the federal government continues to seek ways to help prevent foreclosures.

In December 2008, the federal government instituted a program to purchase mortgage-backed securities that were guaranteed by Fannie Mae, Freddie Mac, or the Government National Mortgage Association. The purpose of the program is to support the housing market and foster improved conditions in the financial markets by reducing the cost and increasing the availability of credit for the purchase of homes. We believe this program is largely responsible for the relatively low mortgage rates that were available in 2009 and are currently available. The federal government has indicated that it intends to gradually exit the purchase program in 2010. If the government were to significantly reduce its level of participation or cease the program entirely, we believe mortgage rates would increase, which would exacerbate our loss mitigation opportunities.

In February 2009, the federal government unveiled The Homeowner Affordability and Stability Plan (“HASP”). HASP includes the Home Affordable Modification Program (“HAMP”). HAMP provides incentives to borrowers, servicers, and lenders to modify loans, with the modifications jointly paid for by lenders and the U.S. government. HASP also includes the Home Affordable Refinance Program, which provides refinance opportunities to certain borrowers who have conforming mortgage loans owned or guaranteed by the GSEs. For more information on our participation in HAMP, see “Defaults and Claims” in this Item 1.

We are actively working with both servicers and the GSEs in the implementation of these programs and other such programs designed to address various problems in the mortgage and housing market. However, to date these programs have had limited success. To a large degree, the benefit we receive from these programs is dependent on the efforts of servicers and the GSEs. If a loan is modified or refinanced as part of one of these programs, we intend to maintain insurance on the loan and are subject to the same ongoing risks as we were prior to the adoption of the programs if the policy were to re-default.

As of the date of this annual report on Form 10-K, we are unable to predict the impact that these government initiatives will have on our future results of operations and prospects. This uncertainty regarding the impact of these programs is amplified by the complexity of the programs, our reliance on loan servicers to implement the programs, the conservatorship of the GSEs, and conditions within the housing market and the economy, among other factors.

Mortgage Insurance Products

Prior to the commencement of run-off on July 15, 2008, we offered principally two products: Primary and Modified Pool mortgage insurance, each of which are described below. These products comprised all of our insurance in force as of December 31, 2009 and 2008. Risk-sharing products are a component of Primary insurance and serve to reduce our ultimate risk, which we insure through the payment of premiums to captive reinsurers (see “Reinsurance” below). Premium rates were determined at origination of coverage, based on perceived risk of the policy at that time, and generally cannot be subsequently changed. In run-off, we receive only the ongoing premiums of the remaining insurance in force, which we refer to as renewal premiums, net of any premium ceded to captive reinsurers and refunds resulting from policy cancellations or rescission of coverage.

Primary Insurance

Primary insurance provides mortgage default protection to lenders on individual loans and covers a percentage of unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the “insured amount” or “claim amount”). We classify a policy as Primary insurance when we are in the first loss position and the loan-to-value (“LTV”) ratio is 80% or greater when the loan was first insured. Primary insurance was written on both flow and structured bulk transactions. Flow transactions consisted of loans originated by lenders that were submitted to us on a loan-by-loan basis, whereas structured bulk transactions consisted of loans originated on a group of loans that met our loan quality and pricing criteria. Our obligation to an insured lender with respect to a claim is determined by applying the appropriate coverage percentage to the claim amount, which generally ranges from 12% to 37%. Under our master policies, we have the option of paying the entire claim amount and taking title to the mortgaged property, or paying the coverage percentage on the claim amount, subject to the DPO, in full satisfaction of our obligation. Due to the requirement under the second Corrective Order that we pay only 60% of each settled claim in cash, paying the entire claim amount and taking title to the property is no longer a viable option.

Primary insurance comprised approximately 71% and 69% of our total direct insurance in force at December 31, 2009 and 2008, respectively. The limited amount of new insurance written by Triad in 2008 and 2009 was all Primary insurance.

Modified Pool Insurance

Modified Pool insurance, which we have not written since the second quarter of 2007, was written only on structured bulk transactions. Structured bulk transactions involve underwriting and insuring a group of loans with individual coverage for each loan. Coverage on structured bulk transactions was determined at the individual loan level, sufficient to reduce the insured’s exposure on any loan in the transaction down to a stated percentage of the loan balance, which was typically between 50% and 65%.

Modified Pool transactions included an aggregate stop-loss limit applied to the entire group of insured loans. Additionally, some of the Modified Pool transactions included deductibles representing a percentage of the total risk originated under which we pay no claims until the losses exceed the deductible amount. Modified Pool insurance comprised approximately 29% and 31% of our total direct insurance in force at December 31, 2009 and 2008, respectively.

Sales

We ceased issuing commitments for mortgage insurance on July 15, 2008 and are operating our business in run-off. As a result, we terminated our entire sales force in 2008 and are not actively selling either Primary or Modified Pool mortgage insurance products to any customer. All of our production since July 15, 2008 consisted of certificates issued from commitments that were entered into prior to that date. We do not expect any material production going forward.

Cancellation of Insurance

We generally cannot cancel mortgage insurance coverage except for nonpayment of premiums, misrepresentation or fraud on the loan application, non-compliance with certain lender programs or certain other material violations of the master policy. A policy is also cancelled upon the settlement of a claim and the full satisfaction of our obligations under the respective insurance policy. Coverage generally remains renewable at the option of the insured lender. In most cases, mortgage insurance is renewable at a premium rate determined when the insurance on the loan was initially issued.

Insured lenders may cancel insurance acquired through the flow channel at any time at their option. Pursuant to the Homeowners Protection Act, lenders are required to automatically cancel the borrower-paid mortgage insurance on most loans made on or after July 29, 1999, when the outstanding loan amount is 78% or less of the property’s original purchase price and certain other conditions are satisfied. A borrower may request that a loan servicer cancel borrower-paid mortgage insurance on a mortgage loan when the loan balance is less than 80% of the property’s current value, but loan servicers are generally restricted in their ability to grant those requests by secondary market requirements and by certain other regulatory restrictions.

Mortgage insurance coverage can also be cancelled when an insured loan is refinanced. Because we are a company operating in run-off, a refinancing will generally have the impact of reducing insurance in force and future premiums as we cannot replace the cancelled insurance with new mortgage insurance coverage. One exception to this is that under HAMP and HASP, the mortgage insurance will remain with Triad after a qualified loan is refinanced. Any refinancing activity that takes place may occur with better performing loans or in areas experiencing comparatively better economic or house price conditions. If this were to occur, the percentage of our insurance in force covering poor performing loans, loans from economically distressed areas, and/or loans from areas experiencing unfavorable house price depreciation would increase. Furthermore, any decline in insurance in force would adversely affect the amount of future premium we would receive as well as our loss ratio and capital position.

Certain of our Modified Pool contracts contain provisions that terminate coverage of all loans covered by the contract when cumulative settled losses reach the specific stop loss limit for that contract. At December 31, 2009, 19% of our Modified Pool insurance in force was subject to be cancelled if the settled losses reach the stop loss limit. No future premium is received following the termination of a Modified Pool contract. The insurance in force under the remaining 81% of our Modified Pool contracts does not terminate when settled losses reach the specific stop loss limit.

Our cancellation rate, defined as the percentage of insurance in force from twelve months prior that was cancelled during the preceding twelve-month period, was approximately 19% and 13% for 2009 and 2008, respectively, and was as high as 49% during 2003. The increase in the cancellation rate in 2009 was due to the significant increase in paid claims, rescissions, and the termination of several Modified Pool Contracts after reaching the stop loss limits.

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

Reinsurance

Certain premiums, reserves and losses are ceded under reinsurance agreements to captive reinsurance affiliates of certain customers. Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation in excess of the minimum capital level required by the reinsurance agreement could result in losses to Triad; consequently, allowances are established for amounts deemed uncollectible from the captive reinsurance company.

Prior to run-off, we offered captive reinsurance structures designed to allow lenders to share in the risks of mortgage insurance. Under the typical captive reinsurance program, a captive reinsurance company, generally an affiliate of the lender, assumes a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premiums. All of our existing captive reinsurance programs are excess-of-loss arrangements that have defined aggregate layers of coverage and a maximum exposure limit for the captive reinsurance company. Under our excess-of-loss programs, we retain the first loss position on the first aggregate layer of risk and reinsure a second defined aggregate layer with the reinsurer. We generally retain the remaining risk above the layer reinsured. Of the reinsurance agreements in place at December 31, 2009, the first layer we retained ranged from the first 3.0% to 6.5% of risk originated and the second layer ceded to reinsurers ranged from the next 4.0% to 10.0%. Ceded premiums, net of ceded commissions, under these arrangements ranged from 20.0% to 40.0% of premiums.

We required the counterparties to all of our captive reinsurance agreements to establish trust accounts to partially support the reinsurers’ obligations under the reinsurance agreements. The captive reinsurer is the grantor of the trust and we are the beneficiary of the trust. The trust agreement includes covenants regarding minimum and ongoing capitalization, required reserves, authorized investments and withdrawal of assets and is funded by ceded premiums and investment earnings on trust assets as well as capital contributions by the reinsurer. If certain conditions are met, the captive reinsurers are allowed to withdraw funds from the account. The captive reinsurers are also generally allowed to withdraw funds to pay taxes and certain operating expenses if capital levels allow. If certain capitalization requirements of the trust are not maintained, we may be allowed to terminate the trust agreement, although the captive reinsurer would have the right to dispute such action. Upon termination, we would receive all remaining trust assets, reassume all remaining risk and liabilities, and cease ceding premium to the captive reinsurer.

At December 31, 2009, we had approximately $257 million in captive reinsurance trust balances with $229 million of reserves ceded to those captives. At December 31, 2009, total ceded reserves and unpaid ceded losses exceeded the trust balances for the majority of our captive reinsurance agreements. In those cases, we limit the net reserve credit that we recognize in the financial statements to the trust balances because we have limited contractual rights to require additional capital contributions. At December 31, 2009, approximately $131 million of reserves exceeded the available trust balance for which no benefit was recognized in our financial statements. As we are limited in our ability to recognize benefits from ceded losses to a captive reinsurer by the reinsurers’ trust balance, we expect only a minimal benefit in future periods from these arrangements.

During 2009, we terminated three captive reinsurance arrangements and received approximately $18.9 million of trust assets. We also commuted one captive reinsurance arrangement where the majority of the trust assets were remitted to the reinsurer. The terminations and commutation resulted in an increase in cash and invested assets and a corresponding decrease in reinsurance recoverable. The terminations and commutation had no material impact on our results of operations or financial condition.

Additionally, in March 2010 we entered into a commutation agreement with our largest captive reinsurance partner. Under terms of the commutation agreement, we will assume all liability for the existing and future claims covered by the reinsurance and trust agreement in exchange for the entire trust balance of approximately $142.0 million. We do not expect the transaction will have any impact on the statement of operations for the first quarter of 2010. We are currently in discussion with other captive reinsurers regarding the termination or commutation of their treaties.

At December 31, 2009 and 2008, respectively, approximately 53% and 58% of our Primary flow insurance in force was subject to captive reinsurance programs. We did not use captive mortgage reinsurance or other risk-sharing arrangements with Modified Pool insurance or Primary bulk insurance.

Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of a loan to 25% of the insured amount and, as a result, the deeper coverage portion of such insurance must be reinsured. TGAC is a wholly-owned subsidiary of TGIC that was formed to retain the premiums and related risk on deeper coverage business. As of December 31, 2009 and 2008, TGAC assumed approximately $154 million and $189 million in risk from TGIC, respectively.

Contract Underwriting

Prior to entering into run-off, we provided fee-based contract underwriting services to certain, approved mortgage originators. Contract underwriting involved examining a prospective borrower’s information contained in a lender’s mortgage application file and making a determination as to whether the borrower should be approved for a mortgage loan subject to the lender’s underwriting guidelines. We provided these contract underwriting services through our own employees, as well as independent contractors. These services were provided for loans that required mortgage insurance, as well as loans that did not require mortgage insurance. If it was determined that we failed to properly underwrite a loan subject to the lender’s underwriting guidelines, we could be required to provide monetary or other remedies to the lender customer. While we ceased providing contract underwriting services in 2008, we generally retain potential liability for our previous underwriting activities for seven years from the date the services were provided. Historically, expenses for contract underwriting remedies were immaterial to our results of operations in part due to the favorable conditions in the residential real estate market. During 2009 and 2008, however, net expenses for contract underwriting remedies grew to approximately $4.6 million and $1.3 million, respectively, and we have established a reserve for contract underwriting remedies of $3.0 million as of December 31, 2009.

Defaults and Claims

Defaults

The claim process on mortgage insurance begins with the lender’s notification to the insurer of a default on an insured loan. We define a default as an insured loan that is reported to be in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current. The master policies require lenders to notify us of default on a mortgage payment within ten days of either (i) the date on which the borrower becomes four months in default or (ii) the date on which any legal proceeding affecting the loan commences, whichever occurs first. Notification is required within forty-five days of default if it occurs when the first payment is due.

The incidence of default is affected by a variety of factors including, but not limited to, declining value in the underlying property, changes in borrower income, unemployment, divorce, illness and the level of interest rates. In addition, the mortgage insurance industry has little historical experience in projecting defaults in a market environment characterized by widespread declining house prices. We believe such price declines have precipitated a large number of strategic defaults. We believe these strategic defaults are more prevalent in mortgages that were originated during 2006 and 2007 during the peak of the housing boom, with little or no down payment, as well as those mortgages in the distressed states.

Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage. Borrowers may also participate in loan modification programs such as HAMP. Under HAMP, eligible borrowers may have the terms of their mortgage modified and enter a trial modification period which lasts three months. If a borrower meets the eligibility requirements and makes all mortgage payments during the trial period, the loan would be reported to us as cured. These programs were in place for most of 2009, although activity was slow to develop. At December 31, 2009, we had been notified that approximately 8,000 of the loans that we insure were in some stage of participation in HAMP, although very few have successfully completed the trial modification period. We do not receive information on all of the loans participating in these programs or the current status of the participating loans on a timely basis and, therefore, we do not have the necessary information to determine the number of our policies in force that are participating in modification programs. This limits our ability to evaluate the ultimate success rate of HAMP and other such programs and, as a result, the potential impact on our results of operations and financial condition.

Defaults that are not cured generally result in the submission of a claim to us. In very limited instances, we may advance the borrower the delinquent loan payments in order to cure the default. In such cases, we generally institute a repayment plan for the borrower. If the insured loan subsequently defaults and results in a submission of a claim, the unpaid amount of the advance reduces the claim amount.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a summary of our default statistics at December 31, 2009 and 2008.

Claims

Claims result from defaults that are not cured. During the default period, we work with the insured as well as the borrower in an effort to reduce losses through the loss mitigation efforts described below. The frequency of claims may not directly correlate to the frequency of defaults due in part to our loss mitigation efforts, the borrower’s ability to overcome temporary financial setbacks and our ability to rescind coverage on the loan due to misrepresentation or program violations at origination. The likelihood that a claim will result from a default, and the amount of such claim, principally depend on the borrower’s equity at the time of default and the borrower’s (or the lender’s) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage, as well as the effectiveness of loss mitigation efforts. The time frame from when we first receive a notice of default until the ultimate claim is settled historically ranged from six to 18 months. Recently, the time frame between first notice of default to ultimate claim payment has increased for a variety of reasons including:

•	government and private industry efforts to prevent foreclosures through loan modification programs and other initiatives;

•	delays in submitting and processing claims by the servicers of the defaulted loans due to substantial volume increases in defaults; and

•	our ongoing effort to identify fraud, misrepresentation or other underwriting violations on loans that are currently in default.

Historically, the settlement of claims is not evenly spread throughout the insurance coverage period. Prior to 2007, relatively few claims were settled during the first year following loan origination. A period of rising claim settlements historically followed that initial year of coverage. Thereafter, the number of claim settlements historically declined at a gradual rate, although the rate of decline could be affected by local economic conditions. We have experienced increased early default and claim activity on loans originated in 2006, 2007 and 2008 that differ significantly from historical levels. We believe this is primarily the result of: (1) deterioration in the housing and financial markets evidenced by a decline in home prices and reduced credit availability; (2) a larger percentage of loans originated with high LTVs during these years; and (3) lax underwriting standards by certain mortgage loan originators. It is difficult to project the future claim pattern peak of these books of business given the early accelerations, the risk composition of the underlying loans and the general conditions in the housing market. Furthermore, default and claim activity on loans originated prior to 2006 have adversely deviated from historical patterns as declining economic conditions, home price declines, and reduced credit have affected even these more seasoned loans.

Under the terms of our master policies, the lender is required to file a claim with us no later than 60 days after it has acquired the borrower’s title to the underlying property through foreclosure, a negotiated short sale or a deed-in-lieu of foreclosure. A primary insurance claim amount includes (i) the amount of unpaid principal due under the loan; (ii) the amount of accumulated delinquent interest due on the loan (excluding late charges) to the date of claim filing; (iii) expenses advanced by the insured under the terms of the master policies, such as hazard insurance premiums, property maintenance expenses and property taxes prorated to the date of claim filing; and (iv) certain foreclosure and other expenses, including attorneys’ fees. Such claim amounts are subject to review and possible adjustment by us. Our experience indicates that the claim amount on a policy generally ranges from 105% to 110% of the unpaid principal amount of a foreclosed loan.

Generally, within 60 days after the claim has been filed, we have the option of either (i) settling the coverage percentage of the claim as specified on the certificate of insurance (generally 12% to 37% of the claim), with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property, or (ii) settling the full claim amount in exchange for the lender’s conveyance of good and marketable title to the property to us, and selling the property for our own account. During 2009, due to the extent of house price depreciation and the claim settlement provisions of the second Corrective Order we did not exercise the option to purchase properties in settlement of claims and we do not expect this will be a viable option going forward. At December 31, 2009, we did not hold any properties as a result of electing to settle the full amount of the claim compared to five properties with a combined fair value of approximately $713,000 held at December 31, 2008.

Our master policies also exclude any cost or expense related to the repair or remedy of any physical damage (other than “normal wear and tear”) to the property collateralizing an insured mortgage loan. Such physical damage may be caused by accident, natural occurrence or other conditions.

Rescission and Denial Activity

Generally, our master policies provide that we are not liable to settle a claim for loss if the application for insurance for the loan in question contains fraudulent information, misrepresentations, or other underwriting violations (“underwriting violations”). Where we find such underwriting violations, we may rescind, or cancel, coverage on the loan retroactive to the date the insurance was written. In cases where we do rescind coverage, we return all premiums paid on the policy. Prior to 2007, rescission activity was immaterial to our results. We believe this was primarily due to a favorable real estate market that provided significant loss mitigation opportunities.

Rescission activity began to increase noticeably in 2007. During 2008, we rescinded coverage on policies with a combined risk in force of $244 million. During 2009, we rescinded coverage on policies with a combined risk in force of $683 million. This activity was concentrated primarily in policies originated during 2006 and 2007. We also experienced a higher rescission rate with policies originated through the structured bulk channel.

Our master policy generally allows us to deny coverage on a filed claim if: (1) the insured property is sold without our permission prior to the due date of the claim settlement; or (2) if the claim was not timely filed. In cases where we deny a claim, we only return the unearned premium. Claim denial activity also increased in 2009, but not to the same degree as rescission activity.

If we rescind or deny coverage on an insured loan, the risk of default reverts to the policyholder, which has the right to challenge the decision. In 2009, we reversed very few of our decisions based on policyholder challenges. However, challenges to our decision to rescind or deny coverage may occur months or years after such decision was made and policyholders may challenge a decision multiple times. The increased level of rescission and denial activity by mortgage insurers has caused certain lenders and servicers to institute legal action to challenge the validity of rescissions and claim denials, and we are currently defending two such proceedings. See Item 3, “Legal Proceedings,” for more information.

As a result of the increase in our rescission and denial activity, we believe we face an increased risk of litigation. Our liquidity, cash flow and financial performance would be adversely affected if our ability to rescind coverage or deny claim liability is materially limited or impaired. See Item 1A, “Risk Factors,” for more information.

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies and declaratory relief. The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action. See Item 3, “Legal Proceedings,” for more information.

Loss Mitigation

Once a default notice is received, we attempt to mitigate our loss. Loss mitigation techniques include pre-foreclosure sales, property sales after foreclosure, advances to assist distressed borrowers who have suffered a temporary economic setback, and the use of repayment schedules, refinances, loan modifications, forbearance agreements and deeds-in-lieu of foreclosure. When available, such mitigation efforts typically result in reduced losses from the coverage percentage stated in the certificate of insurance. Currently, our ability to employ loss mitigation techniques is severely limited. As a result, we generally settle claims at or even exceeding our risk in default. We believe the lack of mitigation opportunities is primarily the result of depressed housing prices.

In addition to loss mitigation techniques that reduce or eliminate claims, when we settle a claim we also may obtain deficiency judgments against borrowers in those states that allow such action so that we can recoup some of our losses. We have expanded use of this technique due to the current economic environment when allowed by certain jurisdictions and when borrowers appear to choose a strategic default. The availability and limitations on obtaining deficiency judgments vary state-by-state.

We continue efforts to identify, evaluate, and recommend additional loss mitigation activities.

Loss Reserves

We calculate our best estimate of the reserve for losses to provide for the estimated ultimate costs of settling claims on loans reported in default, and loans in default that are in the process of being reported to us, as of the date of our financial statements. In accordance with GAAP, we generally do not establish loss reserves for the estimated cost of settling claims on insured loans that are not currently in default. Our reserving process incorporates various components in a model that gives effect to current economic conditions and segments defaults by a variety of criteria. The criteria include, among others, policy year, lender, geography and the number of months that the loan has been in default, as well as whether the defaults were underwritten as flow business or as part of a structured bulk transaction. Additionally, we incorporate in the calculation of loss reserves the probability that a policy may be rescinded for underwriting violations due to borrower misrepresentation or program violations at origination. See the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of our loss reserving process. Detailed analysis of our activity in loss reserves is provided in the “Losses and Expenses” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 to the Consolidated Financial Statements.

Gross Risk in Force

We had $13.6 billion of gross risk in force as of December 31, 2009 compared to $16.9 billion as of December 31, 2008. Gross risk in force includes risk from both Primary and Modified Pool insurance, prior to adjustment for risk ceded to captives in our Primary flow business and applicable stop loss limits and deductibles for Modified Pool contracts. An analysis of the quality of our insured portfolio is provided in the “Insurance and Risk in Force” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Geographic Dispersion

The following table reflects the percentage of gross risk in force and the default rates on our book of business by location of property as of December 31, 2009 and December 31, 2008.

	December 31,
	2009		2008
	Gross Risk	Rate of	Gross Risk	Rate of
State	in Force %	Default	in Force %	Default

California	13.3%	35.7%	14.6%	23.3%
Florida	11.5%	39.3%	11.6%	25.9%
Texas	6.8%	9.4%	6.5%	5.3%
Arizona	4.6%	30.9%	5.2%	17.6%
Illinois	4.1%	23.1%	3.9%	11.1%
North Carolina	3.9%	12.3%	3.8%	5.6%
Georgia	3.7%	17.2%	3.5%	8.5%
New Jersey	3.4%	23.9%	3.1%	11.7%
Virginia	3.3%	14.8%	3.3%	9.5%
Colorado	3.1%	13.8%	3.2%	6.6%
New York	3.0%	18.0%	2.7%	9.0%
Washington	2.8%	16.3%	2.8%	6.7%
Nevada	2.7%	40.0%	3.0%	21.5%
Pennsylvania	2.6%	12.2%	2.5%	6.7%
Maryland	2.5%	21.6%	2.4%	11.2%
All Other	28.5%	14.5%	27.9%	8.0%

Total Company	100.0%	20.1%	100.0%	11.7%

The table above shows that California, Florida, Arizona, and Nevada contribute 32.1% of our gross risk in force as of December 31, 2009 compared to 34.4% at December 31, 2008. The decline in the percentage of the total risk in force in these states is primarily attributable to a higher level of claim and rescission activity. Our policies in these states continue to have higher default rates than the rest of the country and also have significantly higher average loan amounts. Furthermore, these states have also experienced some of the largest declines in home prices, which reduces the availability of loss mitigation opportunities for a default.

Regulation

Our insurance subsidiaries are subject to comprehensive, detailed regulation, principally for the protection of policyholders rather than for the benefit of stockholders, by the insurance departments of the various states in which each insurer is licensed to transact business. Although their scope varies, state insurance laws generally grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion over almost every significant aspect of the insurance business. These include the licensing of companies to transact business and varying degrees of control over claims handling practices, reinsurance requirements, premium rates, the forms and policies offered to customers, financial statements, periodic financial reporting, permissible investments and adherence to financial standards relating to statutory surplus, dividends and other criteria of solvency intended to ensure the satisfaction of obligations to policyholders.

Because TGI is an insurance holding company and Triad is an Illinois-domiciled insurance company, the Illinois insurance laws regulate, among other things, certain transactions in TGI’s common stock and certain transactions between Triad and TGI or its affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire beneficial ownership of more than 10% of any class of outstanding securities of TGI or its subsidiaries unless such person files a statement and other documents with the Department and obtains the Department’s prior approval. These restrictions generally apply to all persons controlling or under common control with the insurance companies. “Control” is presumed to exist if 10% or more of TGI’s voting securities is owned or controlled, directly or indirectly, by a person, although the Department may find that “control”, in fact, does or does not exist where a person owns or controls either a lesser or greater amount of securities. Other states in addition to Illinois may regulate affiliated transactions and the acquisition of control of TGI or its insurance subsidiaries.

The insurance laws of Illinois generally limit the payments of dividends by an insurance company unless it has sufficient capital and surplus. Under the first Corrective Order, Triad is currently prohibited, and expects to be prohibited for the foreseeable future, from paying any dividends to TGI. Triad also has a $25 million outstanding surplus note held by TGI. Under the terms of the first Corrective Order, Triad is prohibited from paying interest or principal on the surplus note until otherwise approved by the Department. In 2009, TGI wrote off the $25 million surplus note and reversed accrued interest of $4.4 million on its financial statements as an other-than-temporary impairment. This other-than-temporary impairment did not affect TGI’s consolidated results of operations. See Item 1A, “Risk Factors” for more information.

Mortgage insurers are generally required by Illinois insurance laws to provide for a contingency reserve in an amount equal to at least 50% of earned premiums in its statutory financial statements. The contingency reserves must be maintained for a period of 10 years except in circumstances where prescribed levels of losses exceed regulatory thresholds. In addition, federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves. As a result of operating losses in 2007 and 2008, the previously established contingency reserve was released earlier than the scheduled ten years in an amount that offset the operating loss for federal tax reporting purposes. Accordingly, the previously purchased ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) associated with the contingency reserve release were redeemed earlier than originally scheduled. The redemption of Tax and Loss Bonds primarily occurred in 2007 and 2008 and an immaterial amount was redeemed during 2009. As of December 31, 2009, Triad did not hold any Tax and Loss Bonds. We expect operating losses for tax purposes to continue and net operating loss carry forwards to be generated for federal income tax reporting purposes for which it will be unable to receive any immediate benefit in its statement of operations.

TGAC, organized as a subsidiary of TGIC under the insurance laws of the state of Illinois in December 1994, is subject to all Illinois insurance regulatory requirements applicable to TGIC.

Triad Re, a wholly-owned sponsored captive reinsurance company, was organized as a subsidiary of Triad under the insurance laws of the state of Vermont in November 1999. During 2009, the only participating reinsurer in Triad Re commuted its captive reinsurance agreement. As a result, Triad Re was liquidated in the fourth quarter of 2009.

TGIC and TGAC are each subject to examination of their affairs by the insurance departments of every state in which they are licensed to transact business. The Department periodically conducts financial condition examinations of insurance companies domiciled in Illinois and the results of the examinations are filed with all state insurance departments. The most recent examination of TGIC and TGAC for the fiscal years 2004 through 2007 was concluded in August 2008, and no adjustments or material recommendations were needed as a result of this examination.

Insurance departments of certain states generally prohibit the writing of new business if an insurer’s net risk in force is greater than 25 times the insurer’s total policyholders’ surplus. This restriction is commonly known as the risk-to-capital requirement. Recently, certain state insurance regulators have specifically allowed mortgage insurers to reduce the risk outstanding by the amount of risk in default, for which reserves have been provided, in their calculation of risk-to-capital. The Department has not specifically permitted this practice. The Department has additional restrictions that limit our ability to write new business. At December 31, 2009, Triad’s risk-to-capital ratio was 73.5-to-1. We ceased issuing commitments for mortgage insurance on July 15, 2008.

TGI and Triad are also indirectly impacted by regulations affecting purchasers of mortgage loans, such as the GSEs, and regulations affecting governmental insurers, such as the FHA and the Department of Veterans Affairs (“VA”), as well as regulations affecting lenders. Triad is highly dependent upon federal housing legislation and other laws and regulations that affect the housing market. The GSEs were placed into conservatorship by the FHFA in August 2008. Furthermore, recent government initiatives to address the disruptions in the capital markets, the decline in home prices and increasing foreclosures involve the operations of the GSEs and the FHA. As of the date of this annual report on Form 10-K, we are unable to predict the impact that these recent government initiatives and the conservatorship of the GSEs will have on our future results of operations and prospects. Additional federal or state government regulations could be announced that may further affect our operations, either positively or negatively.

See “Corrective Orders” and “Recent Government Initiatives” under this Item 1 for additional information about regulatory restrictions and initiatives.

Available Information

Our web site is www.triadguaranty.com. Information contained on, or that can be accessed through, our web site does not constitute part of this annual report on Form 10-K. We have included our web site address as a factual reference and do not intend it as an active link to our web site. Through our web site we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). This material may be accessed by visiting the Investors/SEC Filings section of our web site at www.triadguaranty.com. These filings are also accessible on the SEC’s website, www.sec.gov. You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) 732-0330.

Employees

As of February 26, 2010, we employed approximately 108 persons, with 106 persons being employed full-time. Employees are not covered by any collective bargaining agreement. We consider our employee relations to be satisfactory.

Executive Officers of the Registrant and its Primary Subsidiaries

Our executive officers are as follows:

Name	Position	Age

Kenneth W. Jones	President, Chief Executive Officer, Principal Financial Officer of TGI and Triad and Director of Triad	52
Kenneth S. Dwyer	Vice President and Chief Accounting Officer of TGI and Triad	59
Shirley A. Gaddy	Senior Vice President, Operations of Triad	57
Steven J. Haferman	Senior Vice President, Strategic Initiatives of Triad and Director of Triad	48
Earl F. Wall	Senior Vice President, Secretary, and General Counsel of TGI and Triad and Director of Triad	52

Kenneth W. Jones has served as our President and Chief Executive Officer since October 2008, and also serves as our principal financial officer. Prior to his current position, Mr. Jones served as our Senior Vice President and Chief Financial Officer from April 2006 to October 2008. Mr. Jones has over 25 years of experience in the financial management of companies. Prior to joining Triad, he was employed by RBC Liberty Insurance Corporation, where he served as Senior Vice President and Chief Financial Officer from November 2000 to December 2005. Previously, Mr. Jones was associated with The Liberty Corporation, where he held a number of management positions, most recently Vice President, Controller and Acting Chief Financial Officer. Before joining The Liberty Corporation, Mr. Jones was employed by Ernst & Young LLP for 14 years.

Kenneth S. Dwyer has served as our Vice President and Chief Accounting Officer since September 2003. Previously, Mr. Dwyer served as Vice President and Controller of Jefferson — Pilot Financial from 1997 to 2003. Prior to that, he was the Vice President and Controller of Pan-American Life Insurance. Before joining Pan-American Life, Mr. Dwyer was employed at Deloitte & Touche, LLP for 20 years.

Shirley A. Gaddy joined us in 1996 and has served as our Senior Vice President, Operations since April 2002. Previously, Ms. Gaddy was employed by Life of the South from 1995 to 1996 as Assistant Vice President. She was with Integon Life Insurance Corporation from March 1972 to December 1994, most recently as Assistant Vice President, Manager Credit Insurance. Ms. Gaddy has been in the insurance/mortgage industry for over 37 years.

Stephen J. Haferman has served as our Senior Vice President, Strategic Initiatives since July 2008. Previously, Mr. Haferman served as Vice President, Risk Management and Information Technology from March 2006 to July 2008. Mr. Haferman was previously employed by Cheryl and Company from February 2003 to March 2006, where he served as Senior Vice President, Chief Operating Officer. From June 2001 to January 2003, Mr. Haferman was employed by American Electric Power as Vice President, Marketing Information Management. From 1992 to 2001, he worked for Bank One Corporation in a number of divisions and a variety of senior management positions, including Senior Vice President, Direct Marketing for Bank One Retail; Senior Vice President, Technology Program Manager, Bank One Retail; and Vice President, Risk Department Manager. From 1988 to 1992, he worked for National City Bank where he was Risk Manager.

Earl F. Wall has served as our Senior Vice President since November 1999, General Counsel since January 1996, and Secretary since June 1996. Mr. Wall also served as a Vice President of TGI and Triad from 1996 until 1999. From 1982 to 1995, Mr. Wall was employed by Integon Life Insurance Corporation in a number of capacities including Vice President, Associate General Counsel, and Director of Integon Life Insurance Corporation and Georgia International Life Insurance Corporation, Vice President and General Counsel of Integon Mortgage Guaranty Insurance Corporation, and Vice President, General Counsel, and Director of Marketing One, Inc.

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

We reported a deficit in assets under GAAP at December 31, 2009 of $706 million. In order to overcome this deficit in assets, our future net income on the remaining insurance in force must exceed $706 million during the run-off period. There is substantial risk that the future net income during the run-off period will not exceed this amount, which could result in the institution of receivership proceedings for Triad and subsequently could lead us to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.

During 2009, our GAAP net loss for the year amounted to $596 million, which resulted in an accumulated deficit in assets of $706 million at December 31, 2009. In order to overcome this deficit in assets, our future revenue in run-off must exceed future losses and expenses by at least $706 million. Our total operating revenue, excluding realized investment gains and losses, declined to $236 million in 2009 from $297 million in 2008. Because we no longer write new mortgage insurance, we project our revenue will continue to decline as our insurance in force declines. Total losses and expenses also declined in 2009 to $849 million from $1,025 million in 2008. The uncertainty concerning future defaults makes it difficult to accurately predict the amount of our future losses and expenses, particularly in later years.

One of the most significant components of our net loss has been the increase in the reserve for losses. We calculate our best estimate of the reserve for losses to provide for the estimated ultimate costs of settling claims on loans reported in default, and loans in default that are in the process of being reported to us, as of the date of our financial statements. Our reserving process incorporates various components in a model that gives effect to current economic conditions and segments defaults by a variety of criteria. Frequency and severity are the two most significant assumptions in the establishment of our loss reserves. During 2009, we refined both the frequency and severity factors based upon actual settled loss development over the past year, and our expectation for future development. Economic conditions in the housing and mortgage industries continue to be depressed and we do not anticipate a meaningful recovery in the near-term. As a result of the current economic conditions, our loss mitigation opportunities remain limited.

The actual amount of our claim settlements may be substantially different from our loss reserve estimates. Our estimates could be adversely affected by a variety of factors, including, but not limited to, further declines in home prices, specifically in certain geographic regions that have experienced only modest declines to date, continuing increases in the unemployment rate, and a decrease in the realized rescission rates compared to those utilized in our reserve methodology. Changes to our estimates of reserves could result in a significant impact to our results of operations and our deficit in assets, even in a stable economic environment.

If we are unable to satisfy TGI’s future debt service obligations, TGI would likely be forced to seek bankruptcy protection, which would have a material adverse effect on our financial condition, results of operations, and cash flows, and would effectively eliminate all remaining stockholder value.

In 1998, TGI completed a $35.0 million private offering of notes with a single maturity of January 15, 2028. TGI contributed $25.0 million of the net proceeds from the sale of the notes to Triad in exchange for a surplus note. The $35.0 million outstanding long-term debt and $2.8 million annual debt service are the obligations of TGI and not Triad. Historically, the primary source of funds for the TGI debt service has been the $2.2 million of interest paid annually by Triad to TGI on the $25.0 million surplus note. The terms of the $25.0 million surplus note at Triad restrict the accrual or payment of interest if the statutory surplus at the time the scheduled interest payment is due falls below the level of the statutory surplus at origination of the surplus note. In the second quarter of 2008, the statutory surplus fell below the balance at origination of the surplus note and has remained below the balance, effectively prohibiting the payment of interest. Additionally, the Corrective Orders prohibit the payment of interest or principal on the surplus note without the prior approval of the Department. TGI has limited assets and even more limited sources of revenues. At this time, we do not expect that TGI will receive any further interest payments from Triad on the surplus note for the foreseeable future. In 2009, TGI wrote off the $25 million surplus note and reversed accrued interest of $4.4 million on its financial statements as an other-than-temporary impairment. This other-than-temporary impairment did not affect TGI’s consolidated results of operations. Without the payment of interest from Triad on the $25.0 million surplus note, TGI’s ability to pay its $2.8 million annual debt service obligation is limited to its cash and invested assets, which amounted to an aggregate of approximately $8.7 million as of December 31, 2009. Unless other sources of funds are obtained by TGI, TGI will likely default in the payment of interest due under its $35 million notes within the next three years.

Additionally, Triad has historically reimbursed TGI for operating expenses incurred on behalf of the operating subsidiary under terms of a capital management agreement. Terms of the Corrective Orders require the approval of the Department for all intercompany transactions. Excluding the annual debt service obligations of $2.8 million, TGI’s cash expenses for 2009 were approximately $1.9 million and all requested reimbursements were approved by the Department. However, if we are unable to obtain the Department’s approval for Triad to reimburse future operating costs of TGI, then the limited assets of TGI will dissipate at a much greater pace, which would further jeopardize the ability of TGI to make the required interest payments on its $35.0 million notes.

If TGI is unable to make the required debt service payments to the holders of the notes, it may be forced to seek protection under U.S. bankruptcy laws. A bankruptcy filing by TGI would have a material adverse effect on our financial condition, results of operations and cash flows and would likely eliminate all remaining stockholder value.

Triad is operating under two Corrective Orders issued by the Department. Failure to comply with the provisions of the Corrective Orders may result in the imposition of fines or penalties or subject Triad to further legal proceedings.

Triad has entered into two Corrective Orders with the Department. The first Corrective Order was entered into on August 5, 2008 and was implemented as a result of our decision to cease writing new mortgage guaranty insurance and to commence a run-off of our existing insurance in force. The second Corrective Order became effective on March 31, 2009, as amended on May 26, 2009, and was implemented in anticipation of Triad reporting a deficiency in policyholders’ surplus under SAP at March 31, 2009 and to prevent the Department from having to seek receivership of Triad following the reporting of those results.

These Corrective Orders, among other things, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, allow management to continue to operate Triad under close supervision, and include restrictions on the payment of claims. Failure to comply with the provisions of the Corrective Orders or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad. If the Department were to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws which would likely eliminate all remaining stockholder value.

The adverse conditions in the housing and mortgage markets and the high level of unemployment continue to have a negative impact on the development of the loans we insure. Although we regularly review and consider our methodology for recording our loss reserve estimates, these estimates are subject to uncertainties and are based on assumptions that we are required to make during this time of substantial economic uncertainty. As a result, settled claims may ultimately be substantially different than the loss reserves that we have recorded and such differences may have a material adverse impact on our financial condition and results of operations.

Cure rates over the last year have decreased dramatically from the previous historically low levels of 2008. Additionally, during 2009 default rates increased and home price declines outside of our traditional distressed markets accelerated. In response to these developing economic trends, in 2009 we raised the frequency and severity assumptions utilized in our methodology for recording loss reserve estimates. Although our recorded loss reserves at December 31, 2009 reflect our best estimates as of such date, settled claims could be substantially different from the loss reserves that have been recorded and could materially and adversely affect our financial condition and results of operations.

We calculate our best estimate of the reserve for losses to provide for the estimated ultimate costs of settling claims on loans reported in default, and loans in default that are in the process of being reported to us, as of the date of our financial statements. Our reserving process incorporates various components in a model that gives effect to current economic conditions and segments defaults by a variety of criteria. The criteria include, among others, policy year, lender, geography, the number of months the loan has been in default, the probability the policy may be rescinded for underwriting violations, as well as whether the defaults were underwritten as flow business or as part of a structured bulk transaction.

Frequency and severity are the two most significant assumptions in the establishment of our loss reserves. Frequency is used to estimate the ultimate number of paid claims associated with the current inventory of loans in default. The frequency estimate assumes that historical experience, taking into consideration criteria such as those described in the preceding paragraph, and adjusted for current economic conditions that we believe will significantly impact the long-term loss development, provides a reasonable basis for forecasting the number of claims that will be paid. An important consideration in determining the frequency factor is the cure rate. In general, the cure rate is the percentage of reported defaults that ultimately are brought current (1) through payments of all past due amounts or (2) by disposing of the property securing the mortgage before foreclosure with no claim ever being filed because the proceeds of the sale satisfied the mortgage. During 2009, our cure rate continued its decline as home prices declined or remained depressed and the ability to dispose of the property through a sale before foreclosure diminished. If our assumptions regarding anticipated cure rates as well as other considerations used in the frequency factor vary from those actually experienced in the future, actual paid claims on the existing delinquent loans may exceed the reserves that we have established and require an additional charge to results of operations.

A growing consideration in the establishment of our frequency factor assumptions during 2009 was the impact of rescissions. Generally, a loan that is reported to be in default within the first 23 months of insurance is classified as an Early Payment Default (EPD) although we may investigate certain loans in default for non-compliance with programs, fraud or misrepresentation without regard to the length of time since the loan was insured. Terms of our master policies allow us to rescind coverage on an EPD for fraud or program violations that occurred during the mortgage loan origination process. When a certificate is rescinded, the treatment is similar to a cure for reserving purposes and we no longer provide a reserve on that loan. Due to the unusually high levels of rescissions on EPDs for which we have completed our investigation, our reserving methodology incorporates an expected rescission percentage on the EPDs that we are in the process of investigating. If our assumptions regarding anticipated rescission rates used in the frequency factor vary from those actually experienced in the future, actual paid claims on the existing delinquent loans may exceed the reserves that we have established and require an additional subsequent charge to results of operations.

Severity is the estimate of the dollar amount per claim that will be paid. The severity factors are estimates of the percentage of the risk in default that will ultimately be paid. The severity factors used in setting loss reserves are based on an analysis of the severity rates of recently paid claims, applied to the risk in force of the loans currently in default. An important component in the establishment of the severity factor is the expected value of the underlying home for a loan in default compared to the outstanding mortgage loan amount. If our assumptions regarding anticipated house prices as well as other considerations used in the severity factor vary from those actually experienced in the future, actual paid claims on the existing delinquent loans may exceed the reserves that we have established and require an additional charge to results of operations.

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

We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, there is substantial doubt as to our ability to continue as a going concern. This uncertainty is based on the ability of Triad to comply with the provisions of the Corrective Orders, our recurring losses from operations and our deficit in assets at December 31, 2009. Our financial statements included in this annual report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

The report of our independent registered public accounting firm dated March 17, 2010 on our consolidated financial statements for the two years ended December 31, 2009 and 2008 notes that there is substantial doubt about our ability to continue as a going concern.

During the fourth quarter of 2009, we sold our information technology and operating platform to Essent Guaranty, Inc. (“Essent”), a new mortgage insurer, for up to $30 million in cash and the assumption by Essent of certain contractual obligations. Furthermore, a number of our former information technology and operations employees have joined Essent. Under a services agreement, Essent is to provide us with ongoing information technology services, customer service and policy administration support. This transaction provides for potential additional risk including: (1) the future collection of both the fixed and contingent payments; and (2) the outsourcing of services vital to an efficient run-off.

Under the terms of the agreement, Essent acquired all of our proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for up to $30 million in cash and the assumption by Essent of certain contractual obligations. Approximately $15 million of the consideration is fixed and up to an additional $15 million is contingent on Essent writing a certain minimum amount of insurance in the five-year period following closing. If Essent is unable to write this minimum amount, we would not receive the additional $15 million of the contingent purchase price which could impact our future cash flows.

As part of our agreement with Essent, substantially all of our former information technology, customer service, and policy administration support employees have joined Essent. Under a services agreement, these along with other Essent employees will provide ongoing information systems maintenance and services, customer service and policy administration support to Triad while also providing these services for Essent. These services are vital to our success in run-off and we no longer have direct management over these employees. While the services agreement contains service level requirements and other terms designed to ensure sufficient performance, the enforcement of such conditions could prove difficult and costly. Our financial condition and results of operation could be adversely impacted if the services provided are insufficient or not provided in a timely manner.

Our financial condition at December 31, 2009 has benefited substantially from significant rescission activity and denial of claims. If we do not continue to realize benefits from rescissions and denials at similar levels, or our ability to rescind or deny coverage were successfully challenged in litigation, then our financial condition and results of operations could be materially and adversely affected.

We have experienced a significant increase in recent years in rescission activity and, to a lesser extent, claim denials and expect to rescind additional policies and deny claims in the future as we continue to investigate early payment defaults and identify instances of fraud, misrepresentation or other violations of our master policies. There can be no assurance that future rescissions and denials, which have positively impacted the level of our loss reserves at December 31, 2009, will continue to be realized at levels similar to 2009.

Any decision to rescind coverage may be challenged by the policyholder. Challenges to our decision to rescind or deny coverage may occur months or years after such decision was made and policyholders may challenge a decision multiple times. The increased level of rescission and denial activity by mortgage insurers has caused certain policyholders and loan servicers to institute legal actions to challenge the validity of rescissions and claim denials, and we are currently a defendant in two such proceedings.

On December 11, 2009, American Home Mortgage Servicing filed a complaint against Triad for damages, declaratory relief, and injunction in the United States District Court, Northern District of Texas. The complaint alleges that Triad denied payment on legitimate claims on 15 mortgage insurance loans and seeks damages, a declaration that our mortgage insurance policies prohibit denial of claim without evidence of harm, and an injunction against future like denials.

On March 5, 2010, Countrywide Home Loans, Inc. filed a lawsuit in the Los Angeles County Superior Court of the State of California alleging breach of contract and seeking a declaratory judgment that bulk rescissions of flow loans is improper and that Triad is improperly rescinding loans under the terms of its master policies.

We believe it is likely that other lenders and mortgage servicers will challenge the ability of mortgage insurers to rescind and deny coverage, including the filing of additional lawsuits. While we intend to vigorously defend the two lawsuits described above and believe our rescissions and claim denials are wholly permissible under the terms of our master policies, other program documents and applicable law, no assurance can be given that we will be successful in the defense of these suits. An adverse court declaratory judgment regarding the interpretation of a master policy provision or the impermissibility of basing a rescission or claim denial on particular originator, lender or servicer conduct could set a precedent that has the effect of significantly restricting or limiting our ability to rescind policies and deny coverage of claims. This could result not only from legal proceedings in which we are the defendant, but also from suits pending against other mortgage insurers that are addressing policy provisions or the permissibility of rescission and denial practices that are similar to our own. Our liquidity, cash flow and financial performance would be adversely affected if our ability to rescind coverage or deny claim liability is materially limited or impaired in the future as a result of these legal challenges by policyholders and servicers.

Our operating cash flow consists of net premium received plus investment income less losses and expenses paid. In 2009, we experienced a deficit in operating cash flow of $135 million. We have repositioned our investment portfolio in an attempt to match anticipated maturities with our expected cash flow needs. If the proceeds from maturities of securities coupled with other sources are insufficient to cover operating cash flow deficits, we could be forced to liquidate securities which, depending on market conditions, may result in unanticipated realized investment losses.

As it became evident early in 2008 that we would no longer be able to achieve tax benefits from the tax-exempt income provided by municipal securities, we developed a strategy to liquidate those securities and convert to higher-yielding taxable bonds. At the same time we were repositioning the portfolio to a higher yielding taxable portfolio, we also shortened the maturity of our portfolio to better match our expected cash needs resulting from the anticipated increase in claims. If our planned matching of investment maturities to anticipated cash needs fails to provide sufficient cash flow, then we could be forced to liquidate securities prior to maturity, which may result in unanticipated realized investment losses.

Consistent with industry practice, we provide reserves only for loans in default rather than on our estimate of the ultimate loss for all insured loans. As such, our results of operations in certain periods could be disproportionately affected by the timing of reported defaults.

Reserves are provided for the estimated ultimate costs of settling claims on both loans reported in default and loans in default that are in the process of being reported to us. We generally do not establish reserves until we are notified that a borrower has failed to make at least two payments when due. During 2009, the loans in default reported to us for which we provide gross reserves grew by 17,489 (43% increase) to 57,775 at December 31, 2009. GAAP precludes us from establishing loss reserves for future claims on insured loans that are not currently in default. As a result, our financial statements do not reflect our expected loss from policies not in default. An increase in the number of loans in default would require additional reserves and a charge to results of operations as they are reported to us.

Since 2007, the United States housing market has experienced a significant amount of home price depreciation which has had a direct negative impact on our results of operations and financial condition. During 2009, home prices continued to decline in the first half of the year, and while the decline moderated in the second half of the year, home prices generally remained depressed in most markets. If home prices continue to decline on a more significant or expanded geographic basis than what we have experienced to date, we may incur a higher level of losses from paid claims and also be required to increase our loss reserves on those defaults reported to us at December 31, 2009.

Previously, a primary component of our loss mitigation efforts included selling a property prior to foreclosure as well as purchasing the property in lieu of paying the coverage percentage specified in the insurance policy. The decline in home prices has negatively affected both of these mitigation options as the fair value of many of the borrowers’ homes is actually less than the outstanding mortgage. If home values fail to appreciate or decline on a more significant and expanded geographic basis, the frequency of loans going into default and eventually resulting in a paid claim could increase and our ability to mitigate our losses on mortgages may be further reduced, which could have a material adverse effect on our business, financial condition and operating results.

Because a significant portion of our business is sensitive to interest rates, a large increase in rates would cause higher monthly mortgage payments for certain borrowers that could potentially lead to a greater number of defaults, which would adversely impact our business.

At December 31, 2009, approximately 27.5% of our Primary gross risk in force and approximately 67.8% of our Modified Pool gross risk in force was comprised of adjustable-rate mortgage loans or “ARMs.” Monthly payments on these loans are altered periodically through an adjustment of the interest rate. Many ARMs have a fixed interest rate for a stated period of time before being subjected to interest rate adjustments. As a result, some ARMs that we insure have not yet been subject to an interest rate adjustment. In periods of rising interest rates, a borrower’s monthly payment with an ARM will most likely increase. A large increase in interest rates over a short period of time could lead to “payment shocks” for borrowers that could potentially lead to more reported defaults.

At December 31, 2009, approximately 11.0% of our Primary gross risk in force and 14.1% of our Modified Pool gross risk in force was comprised of pay option ARMs with the potential for negative amortization on the loan. These loans provide borrowers the option, for a stated period of time, to make monthly payments that do not cover the interest due on the loan. If the borrower chooses this payment option, the unpaid interest is added to the outstanding loan amount, which creates negative amortization. These pay option ARM loans may have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity through loan amortization as payments are made. We already have experienced a substantially higher default rate on pay option ARMs than the remainder of our portfolio, even before many of these loans were scheduled to shift to amortizing payments. The risk of default may be further increased if the interest rate paid during the payment option period is significantly below current market rates. Additionally, the lack of long-term historical performance data associated with pay option ARMs across all market conditions makes it difficult to project performance and could increase the volatility of the estimates used in our reserve models. If interest rates increase and cause “payment shocks” to borrowers with ARMs, our default rate could increase, and this could have a material adverse impact on our business, financial condition and operating results.

Geographic concentration of our risk in force in certain distressed markets has resulted in increased defaults and higher risk in default from the significantly larger balances on mortgage loans in these states. Ongoing house price depreciation in these distressed markets could lead to further increases in reserves and paid claims, which could further negatively impact our financial performance.

At December 31, 2009, our risk in force for California, Florida, Arizona and Nevada, which we classify as “distressed markets,” represented approximately 32% of our gross risk in force on a per policy basis. These distressed markets have experienced some of the most rapid home price depreciation since 2007 coupled with some of the highest foreclosure rates when compared to the rest of the country. Moreover, they represented 53% of our risk in default and 55% of our gross loss reserves. The default rate at December 31, 2009 in these distressed markets was 36.7% compared to 14.9% for the remainder of our portfolio excluding these distressed markets. If the housing markets remain at these depressed levels or drop further due to anticipated additional foreclosures for an extended period of time, we could experience even greater additional adverse effects on our operating results and financial condition due to the large concentration of our business in these distressed markets.

A large portion of our insurance in force consists of loans with high loan-to-value ratios, which could result in a greater number of defaults and larger claims than loans with lower loan-to-value ratios during and following periods of declining home prices.

At December 31, 2009, approximately 17.3% of our mortgage insurance in force consisted of insurance on mortgage loans with LTVs at origination greater than 95%. During and following periods of rapidly declining home prices such as occurred in 2007 and 2008, these loans have a greater propensity to default due to the decline in borrower’s equity. Loans with greater than 95% LTV at origination have experienced a significantly greater default rate than lower LTVs as of December 31, 2009. Many of the high LTV loans also contain other risk factors such as geographic location in distressed markets and were originated with reduced documentation. Faced with mortgages that are greater than the value of the home, a number of borrowers are simply abandoning the property and walking away from the mortgage, without regard to their ability to pay. This limits the ability of the servicer to work with the borrowers to avoid defaults and foreclosure and increases the imbalance of the housing inventory for sale, which in turn further depresses home prices. If we are required to pay a claim on a high LTV loan, our loss mitigation opportunities are limited during these periods of declining home prices and we generally are required to pay the full option payment, which is the highest amount that we could pay under our contracts with lenders. If we experience an increased rate of default and paid claims on high LTV loans, our results of operations could be adversely affected.

Because we generally cannot cancel mortgage insurance policies or adjust renewal premiums due to changing economic conditions, unanticipated defaults and claims could cause our financial performance to suffer significantly.

We generally cannot cancel the mortgage insurance coverage that we provide or adjust renewal premiums during the life of a mortgage insurance policy, even as economic factors change. As a result, the impact of unanticipated changes, such as declining home prices and high levels of unemployment, generally cannot be offset by premium increases on policies in force or cancellation of insurance coverage. The premiums we charge may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to our customers, especially in distressed financial markets. An increase in the number or size of unanticipated defaults and claims could adversely affect our financial condition and operating results because we could not cancel existing policies or increase renewal premiums.

Our loss experience may increase as our policies continue to age.

Historically, we expected the majority of claims on insured loans in our portfolio to occur during the second through the fifth years after loan origination. However, in recent years, we experienced an earlier default and claim pattern. Previously, almost all of our loss experience would be complete after the fifth year as rising home prices over a five year period generally provided the borrower with enough equity to avoid foreclosure. However, with the unprecedented decline in home prices over the past three years, many borrowers now find themselves with no remaining equity, even with a significant down payment at origination. During 2009, we had an increase in the default rates for the 2003 through 2005 vintage years, which are books of business where previously we were expecting declines in the default rates. We believe our loss experience may increase as our policies age as a result of the significant decline in house prices over the last three years. If the claim frequency on our risk in force significantly exceeds the claim frequency that was assumed in setting our premium rates, our financial condition and results of operations could be adversely affected.

If we failed to properly underwrite mortgage loans when we provided contract underwriting services, we may be required to provide monetary and other remedies to the customer.

Under the terms of our contract underwriting agreements, we agreed to indemnify the participating lender against losses incurred in the event that we failed to properly underwrite a loan in accordance with the lender’s underwriting guidelines, subject to contractual limitations on liability. The indemnification may be in the form of monetary or other remedies. As a result, we assumed risk in connection with our contract underwriting services. Factors that could affect the performance of loans for which we contract underwrote, including but not limited to worsening economic conditions and falling home prices, could cause our contract underwriting liabilities to increase and have an adverse effect on our financial condition and results of operations. Although we have established a reserve to provide for potential claims in connection with our contract underwriting services, we have limited historical experience in establishing reserves for these potential liabilities, and these reserves may not be adequate to cover liabilities that may arise.

If our lender partners for which we have entered into captive reinsurance arrangements cannot or choose not to fulfill their financial obligations, our benefits under the captive reinsurance treaties will be limited to the trust balances maintained within the reinsurance structures, which could have an adverse impact on our future results of operations.

An integral component of the reinsurance treaties includes trust accounts, which are established to support a portion of the reinsurer’s obligations. As defaults increase and we reach the point where the attachment point is exceeded for individual vintage years, we cede reserves to the captive. When reserves are initially ceded to the captive, the requirement for additional trust balances generally increases. When the need for additional trust balances cannot be met through ceded reinsurance premiums, terms of our captive risk-sharing arrangements generally do not require additional capital contributions by the lender. Most lenders have not contributed any additional capital that would allow these captive reinsurance structures to remain viable. As a result, at December 31, 2009, approximately $131 million of additional reserves could have been ceded to lender captives if they had contributed more capital. We expect these captive structures will be of limited benefit going forward and, as a result, could have adverse financial results on our operations.

Loan servicers have experienced a significant increase in their workload due to the rapid growth in defaults and foreclosures. If the loan servicer fails to act proactively with delinquent borrowers in an effort to avoid foreclosure, then the number of delinquent loans eventually resulting in a paid claim could increase.

The loan servicer maintains the primary contact with the borrowers throughout the life of the loan but we can become involved with any potential loss mitigation. During periods of declining home prices and increased delinquencies, such as that currently being experienced in the mortgage business, it is important to us that the servicer is proactive in dealing with borrowers rather than simply allowing the loan to go to foreclosure. Historically, when a servicer becomes involved at an earlier stage of delinquency with workout programs and credit counseling, there is a greater likelihood that the loan will not go to foreclosure and will not result in a claim. During periods of increasing delinquencies, it becomes extremely important that the servicer be properly staffed and trained to assist borrowers to avoid foreclosure. From our perspective, it is also extremely important to involve us as part of the loss mitigation effort as early as possible. If loan servicers do not properly staff and train their personnel or enlist our assistance in loss mitigation efforts, then the number of loans going to foreclosure may increase, resulting in a greater number of claims that we are required to pay, which will have an adverse impact on our future operating results.

Triad is operating in run-off under Corrective Orders from the Department and the outlook for the legacy mortgage insurance industry remains uncertain. Maintaining experienced staff is critical to achieving a successful run-off.

We undertook significant actions in 2008 to eliminate all sales, marketing, and underwriting personnel as well as a number of personnel supporting those functions as we transitioned into run-off. In order to retain our key personnel, we have established a severance plan and a retention plan, both of which currently expire in 2012. The very nature of run-off, as well as the ongoing negative news related to the mortgage markets, has introduced a heightened level of stress and uncertainty among our remaining employees. If we fail to adopt or gain approval from the Department to replace severance or retention plans, we may be unable to keep key personnel. The loss of any key personnel could limit our ability to properly execute an efficient and effective run-off.

Loan modification and other similar programs may not provide material benefits to us.

The U.S. Treasury as well as several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. At December 31, 2009, we had been notified of modifications involving loans with risk in force of approximately $263 million.

One such program is the HAMP, which was announced by the US Treasury in early 2009. Some of HAMP’s eligibility criteria require current information about borrowers, such as their current income and non-mortgage debt payments. Because the GSEs and servicers do not share such information with us, we cannot adequately determine with any degree of certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP. Further, it takes several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency. We have been notified that approximately 8,000 of the loans that we insure were in some stage of participation in HAMP, although very few have successfully completed the trial modification period. We rely on information concerning HAMP provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP.

Even if a loan is modified, the effect on us of loan modifications depends on how many modified loans subsequently re-default, which in turn can be affected by changes in house prices. Re-defaults can result in losses for us that could be greater than we would have paid had the loan not been modified. Currently, we cannot predict with a high degree of confidence what the ultimate re-default rate will be, and, therefore, we cannot ascertain with confidence whether these programs will provide material benefits to us. In addition, because we do not know all of the parameters used to determine which loans are eligible for modification programs, our estimates of the number of loans qualifying for modification programs are inherently uncertain. If legislation is enacted to permit a mortgage balance to be reduced in bankruptcy, we would still be responsible to pay the original balance if the borrower re-defaulted on that mortgage after its balance had been reduced. Various government entities and private parties have enacted foreclosure moratoriums. A moratorium does not affect the accrual of interest and other expenses on a loan. Unless a loan is modified during a moratorium to cure the default, at the expiration of the moratorium additional interest and expenses would be due which could result in our losses on loans subject to the moratorium being higher than if there had been no moratorium.

We delisted our common stock from The NASDAQ Global Select Market (“NASDAQ”) on December 28, 2009 and our common stock is currently traded on the OTC Bulletin Board (“OTCBB”) and the Pink Sheets® Electronic OTC Market (“Pink Sheets”). Our move from NASDAQ to the OTCBB and Pink Sheets could result in reduced liquidity for our stockholders or otherwise make it more difficult for them to execute transactions in our common stock.

NASDAQ is a stock exchange that has specific quantitative and qualitative listing and maintenance standards. Companies listed on NASDAQ have reporting obligations and maintain an ongoing regulatory relationship with NASDAQ. The OTCBB and the Pink Sheets facilitate quotation of securities not listed on an exchange and have very few quantitative or qualitative listing or maintenance standards, although companies traded on the OTCBB must remain current in their filings with the SEC.

Since December 28, 2009, the average daily trading volume of our common stock has decreased by approximately 77% compared to the year-to-date period ended December 24, 2009. Furthermore, our common stock has experienced large relative price swings on minimal volume since delisting. We believe the liquidity of our common stock has been adversely affected as a result of the delisting from NASDAQ and it has become more difficult for investors to trade our common stock. If the small trading volumes on the OTCBB and Pink Sheets persist or decline even further, our stockholders could face periods of reduced liquidity for our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located at 101 South Stratford Road, Winston-Salem, NC 27104. This five-story office building totals 79,254 square feet and we currently lease approximately 68,932 square feet under a lease that will expire in 2012. All staff functions are located within this office complex. We currently sublease space on two floors of this facility to Essent, totaling approximately 20,937 square feet under a sublease that will expire in 2012. We believe this property is suitable and adequate for its present circumstances.

On December 1, 2009, we completed the sale of our information technology and operating platform, including substantially all of our computer hardware to Essent. We also entered into a service agreement on December 1, 2009 with Essent to provide systems maintenance and development services, including disaster recovery services and certain other technology services.

Item 3.	Legal Proceedings

The Company is involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below.

On September 4, 2009, Triad filed a complaint against AHM in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief. The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action. Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. The total amount of risk originated under the AHM master policies, accounting for any applicable stop loss limits associated with modified pool contracts, was $1.6 billion, of which $1.1 billion remains in force at December 31, 2009. Triad continues to accept premiums and process claims under the master policies but, as a result of this action, Triad ceased remitting claim payments to companies servicing loans originated by AHM. Both premiums and claim payments subsequent to the filing of the complaint have been segregated pending resolution of this action. Triad has not recognized any benefit in its financial statements pending the outcome of the litigation.

On November 4, 2009, AHM filed an action in the Bankruptcy Court seeking to recover $7.6 million of alleged preferential payments made to Triad. AHM alleges that such payments constitute a preference and are subject to recovery by the bankrupt estate. The time period in which to respond to this request has been tolled pending settlement discussions in the above-referenced AHM matter. In the event a settlement is not successfully concluded, Triad intends to vigorously defend this matter.

On December 11, 2009, American Home Mortgage Servicing filed a complaint against Triad for damages, declaratory relief, and injunction in the United States District Court, Northern District of Texas. The complaint alleges that Triad denied payment on legitimate claims on 15 mortgage insurance loans and seeks damages, a declaration that our mortgage insurance policies prohibit denial of claim without evidence of harm, and an injunction against future like denials. Triad intends to vigorously defend this matter.

On February 6, 2009, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina. The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between October 26, 2006 and April 1, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers. The court has appointed lead counsel for the plaintiff and an amended complaint was filed on June 22, 2009. We filed our motion to dismiss the amended complaint on August 21, 2009 and the plaintiff filed its opposition to the motion to dismiss on October 20, 2009. Our reply was filed on November 19, 2009 and we are awaiting the Court’s decision on our motion to dismiss.

On March 5, 2010, Countrywide Home Loans, Inc. filed a lawsuit in the Los Angeles County Superior Court of the State of California alleging breach of contract and seeking a declaratory judgment that bulk rescissions of flow loans is improper and that Triad is improperly rescinding loans under the terms of its master policies. Triad intends to vigorously defend this matter.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

The Company’s common stock traded on The NASDAQ Global Select Market® (“NASDAQ”) until December 28, 2009, at which time the Company’s delisting from NASDAQ became effective. The Company’s decision to delist its common stock from NASDAQ was primarily due to the Company’s belief that it would not be able to maintain (or regain) compliance with certain required NASDAQ listing rules. The following table sets forth the high and low sales prices of the Company’s common stock as reported by NASDAQ during the periods indicated.

	2009		2008
	High	Low	High	Low

First Quarter	$0.85	$0.12	$10.19	$4.10
Second Quarter	$1.40	$0.16	$5.43	$0.73
Third Quarter	$1.82	$0.58	$4.49	$0.35
Fourth Quarter	$1.36	$0.25	$2.00	$0.28

Effective December 28, 2009, the Company’s common stock began trading on the OTC Bulletin Board® and the Pink Sheets® Electronic OTC Markets under the symbol “TGIC.” At December 31, 2009, 15,258,128 shares were issued and outstanding.

Holders

As of March 1, 2010, the number of stockholders of record of the Company’s common stock was approximately 301. In addition, there were approximately 3,490 beneficial owners of shares held by brokers and fiduciaries.

Dividends

Payments of future dividends are subject to declaration by the Company’s Board of Directors. Payment of dividends is dependent on the ability of Triad to pay dividends to TGI. Under the Corrective Orders, Triad is prohibited from paying dividends to TGI without the prior approval of the Department. In addition, the insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay its parent company. These restrictions, based on SAP, include requirements that dividends may be paid only out of statutory earned surplus and that limit the amount of dividends that may be paid without prior approval of the Department. In addition to these statutory limitations on dividends, Illinois regulations provide that a mortgage guaranty insurer may not declare any dividends except from undivided profits remaining on hand over and above the amount of its policyholder reserve. Currently, we have no intention to pay dividends. See “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of dividend payment restrictions.

Issuer purchases of equity securities and unregistered sales of equity securities

None.

Item 6.	Selected Financial Data

The information required by this Item 6 is not required to be provided by issuers that satisfy the definition of “smaller reporting company” under SEC rules.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide information that the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial position, results of operations and cash flows and should be read in conjunction with the Consolidated Financial Statements and Notes contained herein. In addition, the current depressed market conditions in residential housing markets coupled with elevated unemployment rates have subjected our business, financial condition and results of operations to substantial risks, many of which are summarized under Item 1A. “Risk Factors,” above, which should be read in conjunction with the following discussion.

Certain of the statements contained in this annual report on Form 10-K are “forward-looking statements” and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include estimates and assumptions related to economic, competitive, regulatory, operational and legislative developments and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to change, uncertainty and circumstances that are, in many instances, beyond our control and they have been made based upon our current expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of a number of factors, including: the possibility that the Illinois Department of Insurance may take various actions regarding Triad if it does not operate its business in accordance with its revised financial and operating plan and the Corrective Orders, including seeking receivership proceedings; our ability to operate our business in run-off and maintain a solvent run-off; our ability to continue as a going concern; the possibility of general economic and business conditions that are different than anticipated; legislative, regulatory, and other similar developments; changes in interest rates, employment rates, the housing market, the mortgage industry and the stock market; the possibility that there will not be adequate interest in the Company’s common stock to ensure efficient pricing; and the relevant factors described in Item 1A, “Risk Factors” and in the “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” section below, as well as in other reports and statements that we file with the Securities and Exchange Commission. Forward-looking statements are based upon our current expectations and beliefs concerning future events and we undertake no obligation to update or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made, except as required by the federal securities laws.

Overview

Triad Guaranty Inc. (“TGI”) is a holding company that historically provided private mortgage insurance coverage in the United States through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”). Unless the context requires otherwise, references to “Triad” in this annual report on Form 10-K refer to the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”). References to “we,” “us,” “our,” and the “Company” refer collectively to the operations of TGI and Triad. TGIC is an Illinois-domiciled insurance company and TGAC is an Illinois-domiciled reinsurance company. The Illinois Department of Insurance (the “Insurance Department”) is the primary regulator of both TGIC and TGAC. The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of our insurance business. Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating its remaining business in run-off. As used in this annual report on Form 10-K, the term “run-off” means writing no new mortgage insurance policies and continuing to service existing policies. Servicing includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate our loss; reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and

settling all legitimate filed claims per the provisions of the two Corrective Orders issued by the Department. The first Corrective Order was issued in August 2008. The second Corrective Order was issued in March 2009 and subsequently amended in May 2009. These Corrective Orders, among other things, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, allow management to continue to operate Triad under close supervision, and include restrictions on the payment of claims. Failure to comply with the provisions of the Corrective Orders may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad.

We have historically provided Primary and Modified Pool mortgage guaranty insurance coverage on U.S. residential mortgage loans. We classify insurance as Primary when we are in the first loss position and the loan-to-value amount, or LTV, is 80% or greater when the loan is first insured. We classify all other insurance as Modified Pool. The majority of our Primary insurance has been delivered through the flow channel, which is defined as loans originated by lenders and submitted to us on a loan-by-loan basis. We have also historically provided mortgage insurance to lenders and investors who seek additional default protection (typically secondary coverage or on loans for which the individual borrower has greater than 20% equity), capital relief, and credit-enhancement on groups of loans that are sold in the secondary market. Insurance provided on these individual transactions was provided through the structured bulk channel. Those individual loans in the structured bulk channel in which we are in the first loss position and the LTV ratio is greater than 80% are classified as Primary. All of our Modified Pool insurance has been delivered through the structured bulk channel. Our insurance remains effective until one of the following events occurs: the policy is cancelled at the insured’s request; coverage is cancelled due to pre-determined aggregate stop loss limits being met for certain Modified Pool transactions; we terminate the policy for non-payment of premium; the policy defaults and we satisfy our obligations under the insurance contact; or we rescind or deny the policy for violations of provisions of a master policy.

In run-off, our revenues principally consist of:

•	earned renewal premiums from the remaining insurance in force, net of:

•	reinsurance premiums ceded, primarily for captive reinsurance, and

•	refunds paid or accrued resulting from the cancellation of insurance in force or for coverage rescinded or anticipated to be rescinded due to violations of certain provisions of a master policy;

•	investment income; and

•	proceeds from the sale of assets other than the sale of securities.

We also realize investment gains and investment losses on the sale and impairment of securities, with the net gain or loss reported as a component of revenue.

In run-off, our expenses consist primarily of:

•	settled claims net of any losses ceded to captive reinsurers;

•	changes in reserves for estimated future claim payments on loans that are currently in default net of any reserves ceded to captive reinsurers;

•	general and administrative costs of servicing existing policies;

•	other general business expenses; and

•	interest expense.

Our results of operations in run-off depend largely on:

•	the conditions of the housing, mortgage and capital markets that have a direct impact on default rates, mitigation efforts, cure rates and ultimately the amount of claims settled;

•	the overall general state of the economy and job market;

•	persistency levels on our remaining insurance in force;

•	operating efficiencies; and

•	the level of investment yield, including realized gains and losses, on our investment portfolio.

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

Corrective Orders

Triad has entered into two Corrective Orders with the Department. The first Corrective Order was entered into on August 5, 2008 and remains in effect. This Corrective Order was implemented as a result of our decision to cease writing new mortgage guaranty insurance and to commence a run-off of our existing insurance in force as of July 15, 2008. Among other things, that Corrective Order:

•	Required Triad to submit a corrective plan to the Department;

•	Prohibits all stockholder dividends from Triad to TGI without the prior approval of the Department;

•	Prohibits interest and principal payments on Triad’s surplus note to TGI without the prior approval of the Department;

•	Restricts Triad from making any payments or entering into any transaction that involves the transfer of assets to, or liabilities from, any affiliated parties without the prior approval of the Department;

•	Requires Triad to obtain prior written approval from the Department before entering into certain transactions with unaffiliated parties;

•	Requires Triad to meet with the Department in person or via teleconference as necessary; and

•	Requires Triad to furnish to the Department certain reports, agreements, actuarial opinions and information on an ongoing basis at specified times.

We submitted a corrective plan to the Department as required under the initial Corrective Order. The corrective plan included, among other items, a five-year statutory financial projection for Triad and a detailed description of our planned course of action to address our financial condition. The financial projections that form the basis of our corrective plan were prepared in accordance with Statutory Accounting Principles (“SAP”) set forth in the Illinois Insurance Code. We received approval of the corrective plan from the Department in October 2008.

Following the approval of the initial corrective plan, in the first quarter of 2009 we revised the assumptions initially utilized as a result of continued deteriorating economic conditions impacting our financial condition, results of operations and future prospects. The revised assumptions produced a range of potential ultimate outcomes for our run-off, but included projections showing that absent additional action by the Department or favorable changes in our business, we would have reported a deficiency in policyholders’ surplus as calculated in accordance with SAP as early as March 31, 2009. If this statutory insolvency had occurred, the Department likely would have instituted a receivership proceeding against Triad, which in turn would likely have led to the institution of bankruptcy proceedings by TGI. In an effort to protect existing policyholders, the Department issued the second Corrective Order effective on March 31, 2009, as amended on May 26, 2009. The second Corrective Order stipulates or prescribes:

•	Effective June 1, 2009, all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by recording a DPO;

•	At March 31, 2009, Triad was required to adjust surplus and reserves reflecting the impact of the second Corrective Order on future settled claims;

•	The DPO requires that we accrue a carrying charge based on the investment yield earned by Triad’s investment portfolio;

•	Triad will establish an escrow account at least equal to the DPO balance and any associated carrying charges;

•	Triad will require that any risk or obligation of any captive reinsurer must be paid in full, and will deposit any excess reinsurance recovery above the 60% cash payment into an escrow account;

•	Payment of the DPO and the carrying charge is subject to Triad’s future financial performance and requires the approval of the Department;

•	Procedures to account for the impact of the second Corrective Order in the financial statements prepared in accordance with SAP;

•	Upon payment of a claim under these provisions, Triad is deemed to have fully satisfied its obligations under the respective insurance policy;

•	Other restrictions and requirements affecting the payment and transferability of the DPOs and associated carrying charge; and

•	Certain reporting requirements.

The DPO recording requirements of the second Corrective Order became effective on June 1, 2009. At December 31, 2009, the recorded DPO, including a carrying charge of $2.1 million, amounted to $168.4 million. The recording of a DPO does not impact reported settled losses as we continue to report the entire amount of a claim in our statement of operations. The accounting for the DPO on a SAP basis is similar to a surplus note which is reported as a component of statutory surplus; accordingly, any repayment of the DPO or the associated carrying charge requires approval of the Department. However, in our financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this report, the DPO is reported as a liability.

Failure to comply with the provisions of the Corrective Orders or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation or liquidation of Triad. See Item 1A, “Risk Factors” for more information.

Triad is also subject to comprehensive regulation by the insurance departments of the various other states in which it is licensed to transact business. Currently, the insurance departments of the other states are working with the Department in the implementation of the Corrective Orders.

Recent Events Affecting our Business

Our operating results and financial condition continue to be negatively impacted by the adverse conditions present in the housing and mortgage markets, including, but not limited to, declines in home prices and a restrictive credit environment, combined with high levels of unemployment and the recessionary economic environment in general. We believe these conditions will persist for an extended period of time and will continue to have an adverse impact on our financial results.

Prior to the second Corrective Order, our recurring losses from operations and resulting decline in policyholders’ surplus as calculated in accordance with SAP increased the likelihood that Triad would be placed into receivership and raised substantial doubt about our ability to continue as a going concern. The positive impact on surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $122.8 million at December 31, 2009, as opposed to a deficiency in policyholders’ surplus of $597.8 million on the same date had the second Corrective Order not been implemented. While implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about our ability to continue as a going concern. The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent or for other reasons stated above. If the Department were to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws. Our consolidated financial statements that are presented in this report do not include any adjustments that reflect the financial risks of Triad entering receivership proceedings and assume that we will continue as a going concern. We expect losses from operations to continue and our ability to continue as a going concern is dependent on the successful implementation of the revised corrective plan. See Item 1A, “Risk Factors” for more information about our financial solvency and going concern risks and uncertainties.

On September 4, 2009, we filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief. The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action. We alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. The total amount of risk originated under the AHM master policies, accounting for any applicable stop loss limits associated with modified pool contracts, was $1.6 billion, of which $1.1 billion remains in force at December 31, 2009. We continue to accept premiums and process claims under the master policies but, as a result of this action, we ceased remitting claim payments to companies servicing loans originated by AHM. Both premiums and claim payments subsequent to the filing of the complaint have been segregated pending resolution of this action. We have not recognized any benefit in our financial statements pending the outcome of the litigation. See Item 3, “Legal Proceedings” for more information.

On December 1, 2009, we sold our information technology and operating platform to Essent Guaranty, Inc. (“Essent”), a new mortgage insurer. Under the terms of the agreement, Essent acquired all of our proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for up to $30 million in cash and assumption by Essent of certain contractual obligations. Approximately $15 million of the consideration is fixed and up to an additional $15 million is contingent on Essent writing a certain minimum amount of insurance in the five-year period following closing. On December 1, 2009, we received the initial $10 million installment of the purchase price. Essent has established its operations and technology center in Winston-Salem, North Carolina and a number of our former information technology and operations employees have joined Essent as contemplated by the agreement. At the closing of the transaction with Essent, we also entered into a services agreement, pursuant to which Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad. Triad may, at any time during the period beginning two years and ending seven years after the closing of the transaction with Essent, obtain a copy of the program object code, source code and documentation relating to the proprietary mortgage insurance software developed by Triad and sold in the transaction, solely for its own internal business purposes. Should Triad exercise this option, the services agreement would terminate and any remaining contingent amounts owed under the purchase agreement would no longer be payable to Triad. See Item 1A, “Risk Factors” for more information on the risks associated with this transaction.

At December 31, 2009, we reported a deficit in assets under GAAP of $706.4 million compared to a deficit in assets of $136.7 million at December 31, 2008. A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP and is not necessarily a measure of insolvency. The growth in the deficit in assets is the result of the substantial increase in loss reserves and settled claims over the past two years, reflecting the continued decline in housing and mortgage loan conditions. We will have to earn in excess of $706.4 million on a GAAP basis during the remaining run-off period and continue to meet our debt obligations in order to become financially solvent and continue as a going concern. We expect to continue to report a deficit in assets for the foreseeable future. See Item 1A, “Risk Factors” for more information about our financial solvency and going concern risks and uncertainties.

We have identified a substantial number of underwriting or program violations and borrower’s misrepresentations in the defaults reported to us. As a result, we have subsequently rescinded or cancelled coverage on these policies at a rate substantially greater than we have historically experienced. While we expect to continue to settle all legitimate claims, we expect the elevated level of rescission activity will continue in 2010 based on the number of policies under review and the number of occurrences of master policy violations identified during 2009. The impact of rescissions on reserves provided and accruals for anticipated premium refunds has been significant. See “Update on Critical Accounting Policies and Estimates” in this report for additional discussion on rescissions.

There have been numerous news reports on the elevated level of rescission and denial activity by the private mortgage insurance industry and the effect on lenders and legal action has been initiated against certain mortgage insurers. On December 11, 2009, American Home Mortgage Servicing filed a complaint against Triad for damages, declaratory relief, and injunction in the United States District Court, Northern District of Texas. The complaint alleges that Triad denied payment on legitimate claims on 15 mortgage insurance loans and seeks damages, a declaration that our mortgage insurance policies prohibit denial of claim without evidence of harm, and an injunction against future like denials. See Item 3, “Legal Proceedings,” for more information.

As a result of the increase in our rescission and denial activity, we believe we face an increased risk of litigation. Any impediment to our ability to rescind coverage for underwriting violations would be detrimental to our success in run-off. See Item 1A, “Risk Factors,” for more information.

In December 2009, we delisted our common stock from The NASDAQ Stock Market. We decided to delist our common stock because of our belief that we would be unable to regain compliance prior to the expiration of the grace period with at least one of the two NASDAQ continued listing requirements that we were out of compliance with at the time and our inability to transfer our listing to another NASDAQ tier. As a result of the delisting, we are currently quoted on the over-the-counter market on the OTC Bulletin Board® and the Pink Sheets® under the symbol “TGIC.” We believe there may be certain risks in investing in over-the-counter stocks that are not present in stocks listed on a stock exchange such as NASDAQ. See Item 1A, “Risk Factors,” for more information.

Since the latter part of 2008, several programs have been initiated by the federal government and implemented through the government sponsored entities (“GSEs”) and lenders that are, in general, designed to prevent foreclosures and provide relief to homeowners and to the financial markets. These programs involve both modifications to the original terms of existing mortgages and complete refinancings. These programs are designed to provide a means for borrowers to qualify for lower payments by modifying the interest rate or extending the term of the mortgage. Several of these programs have subsequently been expanded or extended and may continue to change as the Federal government continues to seek ways to help prevent foreclosures. While we are actively working with both servicers and the GSEs in the implementation of these programs, they are in the early stages of development and the results to date have not been meaningful to our operations. To a large degree, the benefit we receive from these programs is dependent on the efforts of servicers and the GSEs. If a loan is modified or refinanced as part of one of these programs, we intend to maintain insurance on the loan and are subject to the same ongoing risk if the policy were to re-default. We have seen only a marginal positive impact from these programs through December 31, 2009. The ultimate impact of these government programs on our future results of operations and prospects are unknown at this time. This uncertainty around the impact of these programs is amplified by the complexity of the programs, our reliance on loan servicers to implement the programs, and conditions within the housing market and the economy, among other factors. See Item 1A, “Risk Factors” for more information.

Consolidated Results of Operations

Following is selected financial information for the last two years:

	Year Ended
	December 31,
	2009	2008	% Change
	(Dollars in thousands, except per share data)

Earned premiums	$179,658	$257,423	(30)
Net losses and loss adjustment expenses	807,627	923,301	(13)
Net loss	(595,632)	(631,127)	(6)
Diluted loss per share	$(39.70)	$(42.27)	(6)

The primary driver for the 2009 net loss continues to be the high level of net losses and loss adjustment expenses (“LAE”) combined with a large drop in earned premiums. The level of net losses and LAE was primarily impacted by the continued depressed economic conditions, particularly those related to unemployment as well as the housing and mortgage markets.

Net losses and LAE are comprised of settled claims and LAE as well as the increase in the loss and LAE reserves net of any reinsurance recoverables. Net losses and LAE were $807.6 million for the twelve months ended December 31, 2009 and were composed of net settled claims and LAE of $535.1 million and an increase in net loss and LAE reserves of $272.5 million. Net settled losses and LAE increased by $277.3 million or 108% during the year ended December 31, 2009 compared to the respective period of 2008 as the number of settled claims and average settled loss continued to increase. This increase was mitigated somewhat by increased rescission activity. The growth in net loss and LAE reserves during 2009 primarily reflects a 43% and 33% increase in the number of reported loans in default and risk in default, respectively, although this was offset somewhat by an increase in the rescission factor used in the estimate of loss reserves as well as an increased benefit realized from modified pool stop loss limits.

Earned premiums decreased in 2009 compared to 2008 primarily due to paid refunds and expected refunds of premium from rescission activity as well as the decline in insurance in force. Paid refunds and the increase in the accrual for expected refunds of premium totaled $76.5 million during 2009 compared to $27.4 million during 2008.

Certain segments of our insured portfolio continue to perform more adversely when compared to the rest of the portfolio. These segments include:

•	Loans on properties in California, Florida, Arizona, and Nevada (collectively referred to as “distressed markets”) — At December 31, 2009, the default rate for the distressed markets was 36.8% compared to 14.9% for the remaining portfolio and the risk in default in the distressed markets comprised 52.5% of the gross risk in default while only comprising 32.2% of total risk in force. We believe the adverse performance of the distressed markets was, in part, due to non-sustainable levels of house price appreciation in the years prior to 2007 and the subsequent unprecedented depreciation in house prices that has continued. In general, the non-distressed markets have not experienced the significant collapse in house prices that have occurred in the distressed markets. During 2009, however, risk in default in the non-distressed markets grew 59.6% compared to a growth rate of 16.0% in the distressed markets. We believe the growing deterioration in the non-distressed markets is a result of high unemployment, although the general depressed conditions in house prices and credit markets have also had an adverse impact. Defaults in the distressed markets also comprised a large percentage of paid claims and rescinded policies which mitigated the growth rate in risk in default in these markets.

•	Policies originated in 2006 and 2007 — At December 31, 2009, the default rate for these policy years was 27.1% and 26.6%, respectively, compared to 14.4% for the other policy years combined. Defaults in these policy years comprised 70.2% of our gross risk in default while only comprising 55.7% of our total risk in force. All policy years, however, experienced a large increase in default rates in 2009.

We describe our results of operations in greater detail in the discussion that follows. The information is presented in four categories: Production; Insurance and Risk in Force; Revenues; and Losses and Expenses.

Production

On July 15, 2008, we ceased issuing commitments for mortgage insurance. Our future production, if any, will consist of certificates issued from commitments for mortgage insurance that were entered into prior to July 15, 2008 and will be immaterial to our results of operations. In 2009, we wrote $42.9 million of new insurance compared to $3.5 billion in 2008. All production in 2009 and 2008 was from our Primary flow channel.

Insurance and Risk in Force

The following table provides detail on our direct insurance in force at December 31, 2009 and 2008:

	December 31,
	2009	2008	% Change
	(Dollars in millions)

Primary insurance:
Flow primary insurance	$32,856	$39,370	(17)
Structured bulk insurance	3,064	3,902	(21)

Total Primary insurance	35,920	43,272	(17)
Modified Pool insurance	14,584	19,312	(24)

Total insurance	$50,504	$62,584	(19)

Historically, cancellation of insurance coverage has been primarily due to refinance or sales activity and has an inverse correlation to the movement in mortgage rates. Although mortgage rates remain at historically low levels, refinance activity has been minimal for the past two years. We believe this is primarily due to the general inability of borrowers to refinance or sell their homes as a result of stricter underwriting guidelines by lenders as well as the decline in home prices since 2007.

The decline in insurance in force in 2009 and 2008 reflects the lack of writing new business as well as the cancellation of insurance coverage resulting from claim settlement and rescission activity. Furthermore, during the fourth quarter of 2009, insurance coverage was terminated on four Modified Pool transactions when pre-determined aggregate stop loss limits in the contracts were met. A small portion of our Modified Pool contracts contain provisions that terminate coverage and the contract when cumulative settled losses reach the stop loss limit. No future premium is received following the termination of one of these Modified Pool contracts. We expect that several other Modified Pool transactions will also reach their respective stop loss limits during 2010 and terminate, which would result in an estimated decline in premiums of approximately $3.8 million from what was earned in 2009. The majority of our Modified Pool contracts do not terminate when settled losses reach the stop loss limit.

This decline in insurance in force was moderated by very strong persistency over recent periods. Primary insurance persistency was 82.9% at December 31, 2009 compared to 86.6% at December 31, 2008. Modified pool insurance persistency was 75.5% at December 31, 2009 compared to 88.3% at December 31, 2008 and was impacted by the cancellation of the Modified Pool transactions. While interest rates available currently in the marketplace are lower than those on our existing portfolio, we do not believe that factor will have a significant impact on persistency in the immediate future as many borrowers are unable to meet more stringent underwriting guidelines regarding equity or debt-to-income levels to facilitate a refinancing or sell an existing property.

Given the lack of production during 2009 and the high level of persistency, the composition of our risk in force has remained relatively consistent with that of a year ago. Additionally, while our exposure to the distressed markets expressed as a percentage of our total risk in force remained relatively constant during 2009, the contribution to losses from the distressed markets has been disproportionally higher.

Our portfolio contains significant exposure to Alt-A loans, loans with the potential for negative amortization (“pay option ARM”), as well as interest only loans. An inherent risk in both a pay option ARM loan and an interest only loan is the impact of the scheduled milestone in which the borrower must begin making amortizing payments. These payments can be substantially greater than the minimum payments required before the milestone is met. An additional risk to a pay option ARM loan is that the payment being made may be less than the amount of interest accruing, creating negative amortization on the outstanding principal of the loan. We define Alt-A loans as loans that have been underwritten with reduced or no documentation verifying the borrower’s income, assets, or employment and where the borrower has a FICO score greater than 619. We have found a substantial amount of misrepresentation and fraud on the Alt-A loans in our portfolio. Due in part to recent conditions in the housing markets, the Alt-A loans, pay option ARM loans, and interest only loans have, as a group, performed significantly worse than the remaining prime fixed rate loans through December 31, 2009.

We believe that a policy with a high LTV, all else being equal, will have a greater risk of default than a policy with a low LTV, especially in periods with declining or depressed home prices. We have not been provided with the “mark-to-market” LTV of our insured portfolio. To the extent that an insured loan in our portfolio has experienced a significant decline in the underlying value, and we believe this to be the case for a large percentage of our insured portfolio, the “mark-to-market” LTV of the policy may be substantially higher than the LTV at origination.

The premium rates we charge vary depending on the perceived risk of a loan and generally cannot be changed after issuance of coverage. The premium rates charged for business originated in 2005, 2006 and 2007, and specifically for high risk products including pay options ARMs and Alt-A loans, may not generate ongoing premium revenue sufficient to cover future losses.

The following table shows direct risk in force as of December 31, 2009 and December 31, 2008 by year of loan origination. Business originated in 2006 and 2007 continues to comprise the majority of our risk in force. This is due to the significant amounts of production during these two years as well as the large number of policies that have been cancelled from prior origination years. In general, policies originated during these years have significantly higher amounts of average risk per policy than policies originated prior to 2006. Furthermore, policies originated during these vintage years have also exhibited higher default and claim rates than preceding vintage years. For additional information regarding these vintage years, see “Losses and Expenses,” below.

	December 31, 2009				December 31, 2008
	Primary		Modified Pool		Primary		Modified Pool
	Gross		Gross		Gross		Gross
	Risk in		Risk in		Risk in		Risk in
	Force*	Percent	Force*	Percent	Force*	Percent	Force*	Percent
	(Dollars in millions)

2004 and before	$2,018.3	21.4%	$712.8	16.9%	$2,435.7	21.6%	$801.1	14.2%
2005	1,207.3	12.9	1,494.6	35.5	1,405.6	12.5	1,899.0	33.8
2006	1,907.2	20.4	1,336.7	31.8	2,386.0	21.2	2,111.6	37.7
2007	3,649.2	39.0	664.8	15.8	4,376.5	38.9	802.6	14.3
2008	586.8	6.3	—	—	654.7	5.8	—	—

Total	$9,368.7	100.0%	$4,208.8	100.0%	$11,258.5	100.0%	$5,614.3	100.0%

*	Gross risk in force is on a per policy basis and does not account for risk ceded to captive reinsurers or applicable stop-loss amounts and deductibles on Modified Pool structured bulk transactions.

Approximately 53% of our Primary flow insurance in force was subject to captive reinsurance arrangements at December 31, 2009 compared to 55% at December 31, 2008. Under captive reinsurance programs, reinsurance companies that are affiliates of the lenders assume a portion of the risk associated with the lender’s insured book of business in exchange for a percentage of the premium. The risk reinsured by the captive is supported by assets held in trust and we are the beneficiary. At December 31, 2009, we had approximately $257 million in captive reinsurance trust balances with $229 million of reserves ceded to those captives. The majority of the captive reinsurance arrangements have trust balances below the reserves ceded under the contracts. In those cases, the net reserve credit that we recognize in our financial statements is limited to the trust balances because we have no contractual right to require additional capital contributions. As a result, we expect limited benefit in future periods from these arrangements.

During 2009, we terminated three captive reinsurance arrangements and received approximately $18.9 million of trust assets. We also commuted one captive reinsurance arrangement and the majority of the trust assets were remitted to the reinsurer. The terminations and commutation resulted in an increase in cash and invested assets and a corresponding decrease in reinsurance recoverable. The terminations and commutation had no material impact on our results of operations or financial condition.

Additionally, in March 2010 we entered into a commutation agreement with our largest captive reinsurance partner. Under terms of the commutation agreement, we will assume all liability for the existing and future claims covered by the reinsurance and trust agreement in exchange for the entire trust balance of approximately $142.0 million. We do not expect the transaction will have any impact on the statement of operations for the first quarter of 2010. We are currently in discussion with other captive reinsurers regarding the termination or commutation of their treaties.

Revenues

A summary of the individual components of our revenue for the past two years follows:

	Year Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)

Direct premium written before the impact of refunds	$293,485	$343,668	(15)
Less:
Cash refunds primarily related to rescissions	(46,070)	(11,436)	303
Change in refund accruals primarily related to rescissions	(30,403)	(15,922)	91

Direct premium written	217,012	316,310
Ceded premium written	(40,872)	(60,777)	(33)

Net premium written	176,140	255,533	(31)
Change in unearned premiums	3,518	1,890	86

Earned premiums	$179,658	$257,423	(30)

Net investment income	$44,133	$39,580	12
Net realized investment (losses) gains	$1,354	$(26,559)	(105)
Other income	$12,666	$8	158,225
Total revenues	$237,811	$270,452	(12)

The decrease in direct premium written in 2009 is the result of the impact of premium refunds from rescissions and a 19.3% decline in insurance in force over the one-year prior period. Rescission activity increased substantially during 2009 compared to 2008. When we rescind coverage on a policy, the entire previously paid premium is refunded. Cash premium refunded during 2009, primarily due to rescission activity, was 15.7% of direct premium written before the impact of refunds compared to 3.3% for 2008. We also establish an accrual for expected premium refunds on policies that are currently under investigation for rescission. During 2009, the rescission factors used in our reserve methodology were incrementally increased, which also caused corresponding increases in the accrual for anticipated premium refunds. The increases in rescission factors were based upon actual substantially increased rescission activity than what we had previously utilized in our reserve methodology. At December 31, 2009 we accrued $47.5 million of premium refunds on our balance sheet compared to $17.1 million at December 31, 2008.

Ceded premium written is comprised primarily of premiums written under excess of loss reinsurance treaties with captives. Ceded premium during 2009 decreased over 2008 due to: (1) a decrease in insurance in force subject to captive reinsurance as a result of policy cancellations and the termination or commutation of certain reinsurance arrangements; and (2) the establishment of an accrual to account for the rescission of coverage on policies subject to captive reinsurance and the expected refunds of premiums previously ceded. The premium cede rate decreased slightly to 18.8% for 2009 compared to 19.2% for 2008.

Other income in 2009 primarily represents the gain recognized on the sale of the rights to the mortgage insurance operating system and certain hardware to Essent. The gain recognized reflects the guaranteed sales price; future contingent consideration was not considered in calculating the gain.

Net investment income grew by 11.5% during 2009 compared to 2008, primarily due to the accretion of discount of previously impaired securities. Average invested assets at cost or amortized cost decreased by less than 1% in 2009 as a result of negative operating cash flow and the write down of other-than-temporarily impaired securities. When a performing asset is impaired and the resulting book value is below the par value, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments — Debt and Equity Securities (“ASC 320”), provides that the investment income in subsequent periods will be increased by the accretion of the revised discount amount of the impairment over the remaining expected life of the security. For a further discussion, see “Investment Portfolio.”

Losses and Expenses

A summary of the significant individual components of losses and expenses and the year-to-year percentage changes follows:

	Year Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)

Net losses and loss adjustment expenses:
Net settled claims	$515,413	$237,080	117
Net change in loss reserves	272,553	665,549	(59)
Loss adjustment expenses	19,661	20,672	(5)

Total	$807,627	$923,301	(13)

Policy acquisition costs	$—	$39,416	(100)
Other operating expenses (net of acquisition costs deferred)	$35,911	$58,709	(39)
Loss ratio	449.5%	358.7%	25
Expense ratio	20.4%	24.8%	(18)
Combined ratio	469.9%	383.5%	23

Net losses and LAE are comprised of settled claims and LAE as well as the increase in the loss and LAE reserve during the period.

The following table provides details on the amount of settled claims and the number of settled claims of both Primary and Modified Pool insurance for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008	% Change
	(Dollars in thousands)

Net settled claims:
Primary insurance	$360,613	$190,836	89
Modified Pool insurance	214,837	46,742	360

Total direct settled claims	575,450	237,578	142
Ceded Paid Losses	(60,037)	(498)	11,958

Total net settled claims	$515,413	$237,080	117

Number of claims settled:
Primary insurance	6,117	3,662	67
Modified Pool insurance	3,175	758	319

Total	9,292	4,420	110

The number of claims settled during 2009 increased over 2008 primarily as a result of the aging of the default inventory. Another contributing factor to the increase in settled claims was the end of certain lender and GSE foreclosure moratoriums that had previously delayed the completion of the foreclosure process, which is generally necessary before a claim can be filed. Average severity, which is calculated by dividing total direct settled claims by the number of claims settled, increased to $61,900 in 2009 from $53,800 in 2008 reflecting a larger percentage of our paid claims from the more recent vintage years, specifically the 2006 and 2007 vintage years, and the distressed markets, both of which reflect larger loan balances (see tables below for more detail).

The following table shows the average loan size and average risk per policy by vintage year. Policies originated during 2006 and 2007 comprised approximately 67.3% of our 2009 settled claims compared to 38.4% in 2008.

	December 31, 2009				December 31, 2008
	Primary		Modified Pool		Primary		Modified Pool
	Average	Average	Average	Average	Average	Average	Average	Average
Vintage Year	Loan Size	Insured Risk	Loan Size	Insured Risk	Loan Size	Insured Risk	Loan Size	Insured Risk

2004 and Prior	$115,009	$29,588	$137,459	$40,939	$117,899	$29,994	$140,513	$41,805
2005	154,263	40,777	172,011	55,570	156,011	40,983	177,143	57,679
2006	200,178	51,909	263,390	66,617	207,918	53,710	263,356	69,310
2007	202,948	54,421	268,527	78,303	207,159	55,755	272,745	79,194
2008	202,737	46,761	—	—	204,341	46,952	—	—
Overall Average	$167,720	$43,745	$200,165	$57,765	$171,463	$44,612	$208,361	$60,572

The following table shows the average loan size and average risk per policy for the distressed markets compared to the remainder of the portfolio. Policies from the distressed markets comprised 54.5% of our 2009 settled claims compared to 31.1% in 2008.

	December 31, 2009				December 31, 2008
	Primary		Modified Pool		Primary		Modified Pool
	Average	Average	Average	Average	Average	Average	Average	Average
	Loan Size	Insured Risk	Loan Size	Insured Risk	Loan Size	Insured Risk	Loan Size	Insured Risk

Distressed States:
California	$321,759	$79,797	$328,631	$87,058	$338,511	$84,726	$332,252	$88,693
Florida	196,021	51,909	203,540	55,475	202,670	53,737	211,933	58,047
Arizona	191,560	49,974	197,569	60,096	199,468	52,504	204,922	63,292
Nevada	219,335	58,382	219,730	68,718	243,600	65,888	227,631	72,041

Average distressed states	$229,695	$59,308	$253,891	$69,887	$242,075	$62,856	$260,512	$72,499

Average non-distressed states	$153,181	$40,095	$166,741	$50,223	$154,678	$40,275	$172,285	$52,321

Overall Average	$167,720	$43,745	$200,165	$57,765	$171,463	$44,612	$208,361	$60,572

Average severity in 2009 continued to be influenced by our reduced ability to mitigate claims. The decline in home prices since 2007 across almost all markets, with significant declines in the distressed markets, combined with reduced mortgage credit availability have continued to negatively impact our ability to mitigate losses through the sale of properties. Policies originated in 2006 and 2007 have been particularly impacted by the decline in home prices as these borrowers have had less time to build up equity before the decline in prices. We expect our ability to mitigate losses will continue to be adversely affected by the continued pressure on home prices combined with the limited availability of credit in the U.S. financial markets. A greater concentration of settled claims in distressed markets or more recent policy years will exacerbate this effect.

We expect that, in general, the number and amount of settled claims will increase in 2010. Longer-term future claim settlement activity, however, remains uncertain due to rescission activity as well as government and other efforts to stem the level of foreclosures. During 2009, we rescinded coverage on loans with $683 million of risk in default compared to $244 million of risk in default during 2008. We believe the majority of the rescinded risk in default would have ultimately proceeded to foreclosure and resulted in settled claims. At December 31, 2009, approximately 30% of the policies in our default inventory were under review for fraud or misrepresentation and we currently expect a significant percentage of these to be rescinded. The degree to which policies are rescinded could have a substantial impact on settled claim activity and our results of operations in 2010.

Several programs initiated by the federal government are, in general, designed to prevent foreclosures and provide relief to homeowners and to the financial markets. One such program is the HAMP, which provides incentives to borrowers, servicers, and lenders to modify loans with the modifications jointly paid for by lenders and the U.S. government. This program was in place for most of 2009, although activity was slow to develop. At December 31, 2009, we had been notified that approximately 8,000 of the loans that we insure were in some stage of participation in HAMP, although very few have successfully completed the trial modification period. We rely on information concerning HAMP provided to us by the GSEs and servicers. We do not believe that we receive timely information on all of the loans participating in these programs nor the current status of the participating loans and we do not have the necessary information to determine the number of our policies in force that would be eligible for such modification programs. This affects our ability to evaluate the ultimate success rate of HAMP and other such programs and, therefore, the impact on our results of operations and financial condition. If HAMP and/or similar programs prove to be effective in preventing ultimate foreclosure, future settled claim activity could be reduced.

The table below provides a trend analysis of the gross cumulative incurred loss incidence rate by book year (calculated as cumulative gross losses settled plus loss reserves, excluding the impact of modified pool and captive structures, divided by policy risk originated, in each case for a particular book year) as it has developed for each three-month period beginning September 30, 2008.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
Book Year	2009	2009	2009	2009	2008	2008

2000 & Prior	1.02%	1.01%	1.00%	0.99%	0.99%	0.98%
2001	1.50%	1.46%	1.44%	1.42%	1.42%	1.38%
2002	2.13%	2.08%	2.01%	1.94%	1.92%	1.87%
2003	2.17%	2.04%	1.86%	1.70%	1.66%	1.59%
2004	4.37%	3.97%	3.50%	2.86%	2.52%	2.21%
2005	10.93%	10.51%	8.85%	6.71%	5.30%	4.45%
2006	15.10%	16.41%	15.19%	10.46%	9.39%	7.83%
2007	14.82%	13.42%	12.05%	7.72%	6.46%	5.66%
2008	4.29%	3.66%	2.83%	1.83%	1.30%	0.60%

End of Period Cummulative Total:	7.25%	7.10%	6.39%	4.63%	4.03%	3.49%

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

However, in addition to the above factors, the incidence of default in the current environment has been and continues to be adversely impacted by the significant decline in home prices throughout the United States. The more recent book years particularly have been impacted and, as the above table indicates, the 2005, 2006 and 2007 book years are exhibiting significantly adverse performance compared to the more developed earlier book years. We do not expect this adverse performance to subside and expect the gross cumulative incurred loss incidence rate of these book years to ultimately be significantly higher than our previous books of business.

Approximately 14.6% of our insurance in force at December 31, 2009 is comprised of pay-option ARM loans, the majority of which were originated in 2005, 2006 and 2007. The performance of these loans has been, in general, worse than that of our other insured loans. As described above, the structure of a pay-option ARM loan poses certain inherent risks, including the potential for payment shock and negative amortization. Historically, the performance of pay-option ARM loans has benefitted from, and the risk has been mitigated by, home price appreciation and the ability to refinance before amortizing payments are required. We do not believe these historical mitigating factors are present to any meaningful degree in the current environment.

We are not provided with information on whether a borrower is required to make amortizing payments but we are provided information on the accumulation of negative amortization. The majority of our pay-option ARM loan portfolio has accumulated negative amortization and we believe the majority of this portfolio is approaching the milestone where amortizing payments will be required. As a result, our pay-option ARM loans may face a significant payment shock in the current and future periods which increases our risk of loss.

Net losses and LAE also include the change in reserves for losses and LAE. The following table shows the change in reserves for losses and LAE for 2009 and 2008:

	Year Ended
	December 31,		%
	2009	2008	Change
	(Dollars in thousands)

Increase in reserve for losses and LAE on a gross basis before the benefit of captives and Modified Pool structures	$698,468	$875,959	(20)
Less:
Ceded reserves to captive reinsurers	72,370	149,531	(52)
Impact of Modified Pool structures	349,265	48,059	627

Net increase in reserve for losses and loss adjustment expenses	$276,833	$678,369	(59)

The reserve for losses and LAE on a gross basis, before the benefit of captives and Modified Pool structures, increased by 53.9%, or $698.5 million, during 2009. This increase was primarily due to a 43.4% increase in the number of policies in default as well as an increase in the severity factor utilized in our reserve estimation. The increase in reserve for losses and LAE on a gross basis was also impacted by an increase in the overall frequency factor used in estimating reserves as cures of loans in default continued to drop dramatically. However, the overall frequency factor increase was mitigated somewhat by an increase in the rescission factor component reflecting an increase in the number of policies currently in default that we expect to rescind. The rescission factor incorporated in the loss reserve calculation mitigated the increase in gross reserves and LAE by 30.1% at December 31, 2009 compared to 18.9% at December 31, 2008.

The increase in net loss and LAE reserves was mitigated substantially by stop loss levels in Modified Pool transactions and, to a lesser degree, by captive reinsurance structures. We do not provide reserves on Modified Pool defaults where the cumulative incurred losses to date for the related transaction have exceeded the stop loss limit. The benefit received from Modified Pool stop loss levels accounted for 56.1% of the change in gross reserves and LAE in 2009 compared to 4.4% in 2008. The table below reports on the performance and remaining risk exposure of vintage year modified pool transactions. A significant portion of the Modified Pool transactions from the 2005, 2006 and 2007 policy years have reached the transactions’ stop loss limit on an incurred basis given the adverse development of this business. As a result, additional new defaults on this Modified Pool business will have a limited net impact on future results.

	December 31, 2009			December 31, 2008
	Gross Risk	Total	Remaining	Gross Risk	Total	Remaining
Vintage Year	in Force	Stop Loss	Stop Loss	in Force	Stop Loss	Stop Loss
	(Dollars in millions)

2003 and Prior	$224.5	$176.4	$157.6	$253.9	$181.7	$170.7
2004	504.4	164.8	96.5	566.0	164.9	138.5
2005	1,461.8	260.4	11.5	1,863.1	261.0	132.9
2006	1,423.5	366.6	38.9	2,229.2	389.8	139.0
2007	717.0	109.0	5.9	869.1	117.6	39.3

Ceded reserves to captive reinsurers served to reduce the change in gross reserves and LAE by $76.3 million during 2009 compared to $149.7 million during 2008. At December 31, 2009, the majority of our captive reinsurance arrangements had total ceded reserves, combined with any unpaid ceded claims, that exceeded the respective trust balance. In those cases, the net reserve credit that we recognize in our financial statements is limited to the trust balance. Given this limitation, we do not expect any material benefit from these arrangements in future periods.

The following table provides further information about our loss reserves, absent the impact of reserves ceded to the lender sponsored captive reinsurers, carried on our balance sheet at December 31, 2009, and December 31, 2008:

	December 31,	December 31,
	2009	2008
	(Dollars in thousands)

Primary insurance:
Reserves for reported defaults	$1,088,776	$728,981
Reserves for defaults incurred but not reported	44,454	65,671

Total Primary insurance	1,133,230	794,652
Modified Pool insurance:
Reserves for reported defaults	340,504	344,112
Reserves for defaults incurred but not reported	41,492	31,539

Total Modified Pool insurance	381,996	375,651
Reserve for loss adjustment expenses	21,817	17,537

Total reserves for losses and loss adjustment expenses	$1,537,043	$1,187,840

The following table shows that the percentage of gross risk in force, gross risk in default, and gross reserves in the four distressed market states at December 31, 2009 has decreased since December 31, 2008. However, the distressed market states continue to comprise the majority of gross risk in default and gross reserves at December 31, 2009.

	December 31,	December 31,
	2009	2008

% of Gross Risk In Force:
California	13.3%	14.6%
Florida	11.5%	11.6%
Arizona	4.6%	5.2%
Nevada	2.7%	3.0%

Total Distressed Market States	32.1%	34.4%
% of Gross Risk in Default:
California	21.1%	25.1%
Florida	20.2%	23.1%
Arizona	6.5%	7.2%
Nevada	4.8%	5.0%

Total Distressed Market States	52.6%	60.4%
% of Gross Reserves:
California	20.8%	24.4%
Florida	21.6%	23.5%
Arizona	7.2%	7.4%
Nevada	5.3%	5.0%

Total Distressed Market States	54.9%	60.3%

While defaults from the distressed markets continue to comprise the majority of risk in default, risk in default from policies in the non-distressed markets increased by 59.6% during 2009 compared to an increase of 16.0% in the distressed markets. We believe the growing deterioration in the non-distressed markets is primarily a result of high unemployment and the slower, more gradual decline in home prices. Defaults in the distressed markets also comprised a large percentage of settled claims and rescinded policies, which mitigated the slowing growth rate in risk in default in these markets.

Certificates originated during 2007 and 2006 comprise 61.4% of the number of loans in default, but 70.2% of the risk in default at December 31, 2009. Both measures are down slightly from 2008 year-end levels due primarily to a large amount of claim activity attributable to the 2006 policy year and rescission activity attributable to both the 2006 and 2007 policy years. The difference in percentages of loans in default and risk in default primarily reflects the higher loan amounts associated with these policy years.

To illustrate the impact of the changes in the frequency and severity factors utilized in the reserve model, the following table details the amount of risk in default and the reserve balance as a percentage of risk in default at December 31, 2009 and December 31, 2008. The table also provides the impact of the rescission factor, which is a component of the frequency factor utilized in the reserve model, on gross case reserves at the respective periods.

	December 31,	December 31,
	2009	2008
	(Dollars in millions)

Gross risk on loans in default	$3,638	$2,729
Risk expected to be rescinded on loans in default	(725)	(405)

Risk in default net of expected rescissions	$2,913	$2,324

Gross case reserve	$2,427	$1,385
Gross case reserves on loans expected to be rescinded	(540)	(239)

Gross case reserves net of expected rescissions	$1,887	$1,146

Gross case reserves net of expected rescissions as a percentage of gross risk in default(1)	51.9%	42.0%
Gross case reserves net of expected rescissions as a percentage of gross risk in default, net of expected rescissions	64.6%	49.3%
Percentage decrease in gross case reserves from rescission factor	22.2%	17.3%

(1)	Reflects gross case reserves, which excludes IBNR, ceded reserves and the benefit from Modified Pool structures, as a percentage of risk in default for total delinquent loans.

The following table shows default statistics as of December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008

Total business:
Number of insured loans in force	287,026	345,055
Number of loans in default	57,775	40,286
Percentage of loans in default (default rate)	20.13%	11.68%
Primary insurance:
Number of insured loans in force	214,164	252,368
Number of loans in default	38,023	24,241
Percentage of loans in default	17.75%	9.61%
Modified Pool insurance:
Number of insured loans in force	72,862	92,687
Number of loans in default	19,752	16,045
Percentage of loans in default	27.11%	17.31%

The percentage of total loans in default, or default rate, increased to 20.1% as of December 31, 2009 from 11.7% at December 31, 2008, an overall increase of 71.8% during 2009. The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current. The default rate is affected by the number of policies in default as well as the number of policies in force. Because we are no longer issuing commitments for mortgage insurance, we expect the number of policies in force to continue to decrease, which can lead to an increase in our default rate.

Expenses and Taxes

Other operating expenses decreased 38.8% during 2009 compared to 2008, which is primarily attributable to exit costs incurred during the first half of 2008 in connection with the transition of our business to run-off.

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

At the end of the first quarter of 2008, we wrote off the remaining deferred policy acquisition costs (“DAC”) asset balance of $34.8 million because the estimated gross loss in the remaining portfolio no longer supported the asset value. Subsequently, we have not capitalized any cost to acquire new business.

Interest expense increased by $2.5 million or 69.6% in 2009 compared to 2008. Interest expense in 2009 included the accrual of $2.1 million related to the DPO liability and $1.2 million related to an accrual for interest on an IRS assessment. We have paid the tax portion of the IRS assessment in order to stop the accrual of interest and have appealed the IRS assessment.

The income tax benefit recognized in 2009 of $16.1 million primarily represents the reduction of the valuation allowance applied to the deferred tax assets as a result of the growth in unrealized gains. In the fourth quarter of 2009, changes in the tax law allowed net operating losses to be carried back five years as opposed to two years, thereby allowing the recoupment of additional taxes. Going forward, we expect to continue to incur operating losses for tax purposes and generate net operating loss carry forwards for federal income tax reporting purposes for which we will effectively be unable to receive any immediate benefit in our Statements of Operations.

Our effective tax rate was 2.7% for 2009 compared to 16.4% for 2008. The effective tax rate for 2009 reflects our inability to recognize tax benefits, except for the change in unrealized investment gains as noted above, as we provide a valuation allowance on almost the entire deferred tax asset generated from the net operating loss carry forwards.

Financial Position

Total assets were $1.1 billion at both December 31, 2009 and December 31, 2008. Total cash and invested assets declined to $833.3 million at December 31, 2009 from $935.4 million as a result of negative operating cash flow during 2009. Other assets increased by $96.3 million primarily due to an $82.7 million increase in reinsurance recoverable under captive reinsurance agreements.

Total liabilities increased substantially to $1.8 billion at December 31, 2009 from $1.3 billion at December 31, 2008. The increase in total liabilities was primarily due to the $349.2 million increase in loss and LAE reserves and the establishment of the DPO which totaled $168.4 million, including a carrying charge of $2.1 million, at December 31, 2009.

Investment Portfolio

The majority of our assets are included in our investment portfolio. Our goal for managing our investment portfolio is to optimize investment returns, provide liquidity when necessary, preserve capital and adhere to regulatory requirements. We have established a formal investment policy that describes our overall quality and diversification objectives and limits. We classify our entire investment portfolio as available for sale. All investments are carried on our balance sheet at fair value.

Historically, the majority of our investment portfolio was comprised of tax-preferred state and municipal fixed income securities. Because we did not expect to realize the tax benefits normally associated with holding tax-preferred state and municipal fixed income securities, we restructured our investment portfolio beginning in 2008 by moving into taxable publicly-traded securities, primarily corporate debt obligations, asset-backed securities, and mortgage-backed securities. Because we anticipate negative cash flow from operations in 2010 due to the expected increase in claims paid, we expect the proceeds from the maturity and sale of securities during 2010 will be used to fund the shortfall. In connection with the restructuring of our investment portfolio, we shortened the portfolio duration to better match the maturities with our anticipated cash needs. We have completed the majority of the restructuring and at December 31, 2009, we had $95.7 million of tax-preferred state and municipal fixed income securities remaining in our portfolio. Risks are involved in attempting to restructure our remaining tax-preferred portfolio, including execution risk in the selling and buying of securities, additional credit risk in moving from primarily insured, highly rated municipal bonds to lower rated corporate bonds, and uncertainty surrounding mortgage-backed and asset-backed securities.

The following table shows the makeup of our investment portfolio and the transition since one year ago:

	December 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Fixed maturity securities:
U. S. government and agencies	$25,260	3.1%	$7,996	0.9%
Foreign government and corporate debt	10,302	1.3%	17,312	1.9%
Corporate debt	500,999	61.7%	477,056	53.3%
Residential mortgage-backed	107,406	13.2%	126,679	14.1%
Asset-backed	39,392	4.9%	65,749	7.3%
State and municipal bonds	101,471	12.5%	159,394	17.8%

Total fixed maturities	784,830	96.7%	854,186	95.4%
Equity securities	—	0.0%	583	0.1%

Total available-for-sale securities	784,830	96.7%	854,769	95.5%
Short-term investments	26,651	3.3%	40,653	4.5%

	$811,481	100.0%	$895,422	100.0%

The decline in the amount of the investment portfolio is primarily due to the use of the proceeds from maturities and the sale of securities to fund the negative cash flow from operations in 2009. We expect to continue to have negative cash flow from operations for the immediate future, which will further reduce the level of our investment portfolio. Terms of the second Corrective Order require that Triad establish a separate custody account with investments at least equal to the unpaid DPOs. At December 31, 2009, approximately 21% of our invested assets were supporting the DPOs and related accrued interest.

The following table shows the operating results of our investment portfolio for the last two years:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Average investments at cost or amortized cost	$825,447	$828,142
Pre-tax net investment income	$44,133	$39,580
Book yield	5.5%	4.6%
Pre-tax realized investment (losses) gains	$1,354	$(26,559)

The increase in the book yield in 2009 was primarily attributable to impairment losses recognized in previous periods, with a subsequent accretion of discount to maturity in 2009. The pre-tax realized investment gains in 2009 were primarily attributable to the sale of previously-impaired securities, offset in part by further write downs of other-than-temporary impaired securities. The 2009 realized investment gains reflect improved market conditions after the first quarter of 2009. The realized investment losses in 2008 were primarily attributable to write downs due to other-than-temporary impairments.

Unrealized Gains and Losses

The following table summarizes by category our unrealized gains and losses in our securities portfolio at December 31, 2009:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

Fixed maturity securities:
U. S. government and agencies	$24,957	$303	$—	$25,260
Foreign government and corporate debt	9,991	311	—	10,302
Corporate debt	468,998	32,001	—	500,999
Residential mortgage-backed	102,392	5,014	—	107,406
Asset-backed	36,844	2,548	—	39,392
State and municipal bonds	94,967	6,504	—	101,471

Subtotal, fixed maturities	738,149	46,681	—	784,830
Short term investments	26,650	1	—	26,651

Total securities	$764,799	$46,682	$—	$811,481

Given our recurring losses from operations, strict regulatory oversight of our operations, and the significant doubt regarding our ability to continue as a going concern, we no longer have the ability to hold impaired assets for a sufficient time to recover their value. As a result, we recognize an impairment loss on all securities whose amortized cost is greater than the market value and thus have no unrealized losses at December 31, 2009.

The unrealized gains are partly due to the recovery in value of previously impaired fixed income securities. These unrealized gains do not necessarily represent future gains that we will realize. Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize. Taxable securities typically exhibit greater volatility in value than tax-preferred securities; accordingly, we expect greater volatility in unrealized gains and realized losses in future periods. Volatility also may increase in periods of uncertain market or economic conditions.

Credit Risk

Credit risk is inherent in an investment portfolio. One way we attempt to limit the inherent credit risk in our portfolio is to maintain investments with relatively high ratings. The following table shows our investment portfolio by credit ratings for the last two years.

	December 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Fixed Maturities:
U.S. treasury and agency bonds	$25,260	3.2%	$20,168	2.4%
AAA	169,326	21.6	236,975	27.7
AA	160,399	20.4	183,916	21.5
A	391,141	49.8	381,936	44.7
BBB	24,014	3.1	25,203	3.0
BB	1,817	0.2	1,239	0.1
B	—	—	619	0.1
CCC	—	—	1,523	0.2
CC and lower	239	0.0	48	0.0
Not rated	12,634	1.6	2,559	0.3

Total fixed maturities	$784,830	100.0%	$854,186	100.0%

Equity Securities:
Preferred stocks:
A	$—	—%	$429	73.6%
BBB	—	—	133	22.8
C	—	—	21	3.6

Total equity securities	$—	—%	$583	100.0%

We evaluate the credit risk of a security by analyzing the underlying credit qualities of the security. We also seek value in enhancements provided by financial guaranty insurers to our tax-preferred state and municipal fixed income securities which may benefit the credit rating. However, given the decline in our holdings of tax-preferred securities, the value of enhancements provided by financial guaranty insurers compared to the total portfolio has reduced considerably. Taxable securities generally do not have such credit enhancements and the credit rating reflects only the securities’ underlying credit qualities.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in accordance with GAAP and assume that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, our ability to continue as a going concern will be dependent on our ability to comply with terms of the Corrective Orders. If we are unable to comply with the terms of the Corrective Orders, the Department may institute legal proceedings to place Triad in receivership. If Triad were placed into receivership, all of the assets and future cash flows of Triad would be allocated to Triad’s policyholders to pay insurance claims and the administrative expenses of the receivership, and none of such assets or cash flows would be available to TGI and its stockholders. As Triad is the Company’s primary source of current and potential future cash flow, if Triad were placed in receivership proceedings by the Department, TGI would likely be forced to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws and it is likely that no funds would ever be available for distribution to our stockholders. The report of our independent registered public accounting firm with respect to our December 31, 2009 and 2008 financial statements included a statement that they believe there is substantial doubt about our ability to continue as a going concern.

Beginning on June 1, 2009 pursuant to the second Corrective Order, all valid claims under Triad’s mortgage guaranty insurance policies have been settled 60% in cash and 40% by the recording of a DPO. Effective July 1, 2009, the DPO accrues a carrying charge based on the investment yield earned by Triad’s investment portfolio and payment of both the DPO and the carrying charge is subject to Triad’s future financial performance and requires the approval of the Department. On June 1, 2009, following the implementation of the second Corrective Order, Triad settled claims of $415.8 million through the payment of $249.5 million in cash and the recording of a DPO of $166.3 million. At December 31, 2009, the total amount of DPOs was $166.3 million, and accrued carry charges were $2.1 million. The DPOs are supported by a segregated custodial account containing primarily corporate securities which are included in our total invested assets. The specific terms of the Corrective Order requiring the recording of a DPO has and will continue to positively impact our operating cash flows. However, because we remain obligated to pay the DPOs and will accrue a carrying charge on the DPOs based on the investment yield earned by Triad’s investment portfolio, we do not expect any ultimate financial benefit to us from recording a DPO.

On December 1, 2009, we sold our information technology and operating platform to Essent, a new mortgage insurer. Under the terms of the purchase agreement, Essent acquired all of our proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for up to $30 million in cash and the assumption by Essent of certain contractual obligations. Approximately $15 million of the consideration is fixed and up to an additional $15 million is contingent on Essent writing a certain minimum amount of insurance in the five-year period following closing. During the 2009 fourth quarter, we received the initial $10 million installment of the purchase price. Essent has established its operations and technology center in Winston-Salem, North Carolina and a number of our former information technology and operations employees have joined Essent as contemplated by the agreement. At the closing of the transaction with Essent, we also entered into a services agreement, pursuant to which Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad. Until December 2010, we pay a pre-determined amount for each month of service; after December 2010 the fees will be based on the number of policies in force. During the initial five-year term of the services agreement, the fees we pay to Essent will be at least $150,000 per month.

Generally, our sources of operating funds consist of premiums written and investment income. Operating cash flow has historically been applied to the payment of claims, interest, expenses and prepaid federal income taxes in the form of ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bond (“Tax and Loss Bond”) purchases. During the period that we were reporting positive results of operations and prior to our decision to enter into voluntary run-off, we purchased Tax and Loss Bonds to take advantage of a special contingency reserve deduction available to mortgage guaranty companies under the U.S. tax code. We recorded the Tax and Loss Bonds on our balance sheet as prepaid federal income taxes. Purchases of Tax and Loss Bonds are essentially a prepayment of federal income taxes that are scheduled to become payable in ten years, when the contingency reserve is scheduled to be released, and the respective Tax and Loss Bonds are scheduled to mature. The scheduled proceeds from the maturity of the Tax and Loss Bonds were anticipated to be utilized to fund the income tax payments when they became due. However, beginning in 2007 and continuing into 2008, we made the decision to redeem our Tax and Loss Bonds earlier than scheduled due to our operating losses generated in those years, which has provided a source of operating funds. During 2008, we redeemed essentially all of our remaining Tax and Loss Bonds, which amounted to approximately $116.0 million.

During 2009, we had a deficit in operating cash flow of $134.9 million compared to positive operating cash flow of $147.1 million in 2008, which was aided significantly by the redemption of the Tax and Loss Bonds. The decline in operating cash flow in 2009 would have been $303.3 million had the second Corrective Order not stipulated the payment in cash of 60% of each settled claim and the establishment of a DPO for the remainder of each claim. The decline in operating cash flow in 2009 compared to 2008 reflects the lack of any material redemption of Tax and Loss Bonds, a substantial increase in settled claims, and a decline in net premiums received. The operating cash flow shortfall in 2009 was funded through sales and maturities of short-term investments and other longer term investment securities. See “Investment Portfolio” for more information.

Net cash received from premiums was $207.6 million during 2009 compared to $274.7 million in 2008. This decrease is due to the overall decline in insurance in force as well as premium refunds related to rescission activity. Premium refunds were $46.1 million in 2009 compared to $10.3 million in 2008. We anticipate more refunds of premiums related to rescission activity in 2010 and have established a $47.5 million premium refund liability at December 31, 2009 to account for anticipated rescission activity.

Net cash paid for claims and LAE, after accounting for the impact of the DPO, increased to $373.2 million during 2009 from $241.9 million during 2008. Net cash paid for claims and LAE in 2009 benefited from $51.2 million of reimbursed paid claims primarily from captive reinsurers. Cash outflows on settled claims in 2009 were reduced by $166.3 million, the amount of the DPO. While the DPO requirement will mitigate the actual cash paid on claims in any period in the short run, we expect that the amount of settled claims and the related cash paid will continue to increase in subsequent quarters, and the increase may be substantial.

We expect negative cash flow from operations to continue in 2010 because we expect claims and expenses will exceed our net premium and investment income. We anticipate that the cash necessary to meet the negative operating cash flow will be funded by the scheduled maturities of invested assets and, if needed, sales of other assets in our investment portfolio.

At December 31, 2009, the Company reported a deficit in assets of $706.4 million compared to a deficit in assets of $136.7 million at December 31, 2008. A deficit in assets occurs when recorded liabilities exceed recorded assets and the primary factor contributing to the deficit has been our historical net losses from operations. We expect to continue to report a deficit in assets for the foreseeable future.

Insurance Company Specific

The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary, such as Triad, can pay its parent company. As discussed above, the Corrective Orders prohibit the payment of dividends by Triad to TGI without prior approval from the Department, which is highly unlikely for the foreseeable future.

Included in policyholders’ surplus of the primary insurance subsidiary, TGIC, is a surplus note of $25 million payable to TGI. The Corrective Orders prohibit the accrual of and payment of the interest on the surplus note without prior approval by the Department, which has broad discretion to approve or disapprove any such payment. We do not expect that TGIC will be able to pay any principal or interest on this note for the foreseeable future. In 2009, TGI wrote off the $25 million surplus note and reversed accrued interest of $4.4 million on its financial statements as an other-than-temporary impairment. This other-than-temporary impairment did not affect TGI’s consolidated results of operations.

Triad’s ability to incur any material operating and capital expenditures, as well as its ability to enter into any new contracts with unaffiliated parties, also requires the Department’s approval (except for certain operating expenditures that have been preapproved by the Department).

Triad cedes business to captive reinsurance affiliates of certain mortgage lenders, primarily under excess of loss reinsurance agreements. Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust accounts where Triad is the sole beneficiary. When we terminate or commute a captive reinsurance agreement, all reinsurance coverage terminates, Triad ceases to cede premium to the reinsurer, and the supporting trust agreement is terminated and the assets are distributed per terms of the agreement resulting in an increase in cash and invested assets and a corresponding decrease in reinsurance recoverable. During 2009, we terminated three captive reinsurance treaties and received approximately $18.9 million of trust assets. We also commuted one captive reinsurance treaty where the majority of the trust assets were remitted to the reinsurer. Additionally, in March 2010 we entered into a commutation agreement with our largest captive reinsurance partner. Under terms of the commutation agreement, we will assume all liability for the existing and future claims covered by the reinsurance and trust agreement in exchange for the entire trust balance of approximately $142.0 million. We do not expect the transaction will have any impact on the statement of operations for the first quarter of 2010. We are currently in discussion with other captive reinsurers regarding the termination or commutation of their treaties.

At December 31, 2009, we had approximately $257 million in captive reinsurance trust balances. We received approximately $41.0 million in reimbursed settled losses from captive reinsurance during 2009, which includes the assets received from the termination of the captive agreements, and expect further reimbursement in 2010. Due to the adverse performance of the reinsured policies and the general under-capitalization of the trusts supporting our captive reinsurance agreements, we expect the majority of the trust assets to eventually be delivered to Triad by means of reimbursed settled losses or through the termination of the agreements.

Triad ceased writing new mortgage commitments on July 15, 2008 and is operating its business in run-off. The risk-to-capital ratio, which is utilized as a measure by many states and regulators of an insurer’s capital adequacy and ability to underwrite new business, is no longer relevant for Triad because we are operating in run-off.

Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio historically included both policyholders’ surplus and the special contingency reserve. However, due to the ongoing operating losses, all of the contingency reserve has been released and therefore statutory capital consists solely of policyholders’ surplus. Statutory surplus at December 31, 2009 amounted to $122.8 million compared to $88.0 million one year earlier. The increase in statutory policyholders’ surplus at December 31, 2009 compared to December 31, 2008 was primarily the result of the recording of the DPO under the second Corrective Order. As a result of the implementation of the DPO requirement, Triad reported policyholders’ surplus in its SAP financial statements of $122.8 million at December 31, 2009, as compared to a deficiency in policyholders’ surplus of $597.8 million had the DPO requirement not been implemented.

Holding Company Specific

TGI has very limited sources of cash flow. TGI’s $35 million outstanding long-term debt is the obligation of TGI and not of Triad. Debt service amounts to $2.8 million per year and is paid by TGI. The primary source of funds for TGI debt service has historically been the interest paid by Triad to TGI on the $25 million surplus note, which has provided $2.2 million on an annual basis. We do not expect this source of cash to be available for the foreseeable future. In 2009, TGI wrote off the $25 million surplus note and reversed accrued interest of $4.4 million on its financial statements as an other-than-temporary impairment. This other-than-temporary impairment did not affect TGI’s consolidated results of operations. Excluding the surplus note receivable from Triad, total cash and invested assets at TGI totaled $8.7 million at December 31, 2009. While we currently believe that the cash resources on hand at TGI will be sufficient to cover the required debt service for 2010 and 2011 on the $35 million long-term debt, we cannot provide any assurance that these or any future debt service payments will be made and the ultimate ability of TGI to repay the entire $35 million is subject to substantial risks and cannot be assured unless a source of funds is secured. The ability of TGI to pay the debt service with funds obtained from Triad, whether in the form of dividends, payments on the surplus note or otherwise, will require the approval of the Department, and it is unlikely that such approval will be sought or obtained in the foreseeable future.

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

As part of the sale of the information technology and operating platform to Essent, TGI also sold the software related to the establishment of Canadian operations and received approximately $0.4 million and accrued an additional $0.2 million for software owned exclusively by TGI. Additionally, under the terms of the agreement, TGI may receive an additional $0.6 million in contingent payments through 2014.

Triad has historically reimbursed TGI for a majority of its operating cash expenses under a management agreement. Pursuant to the Corrective Orders, we are required to submit to the Department a request for reimbursement of these expenses on a quarterly basis. During 2009, TGI cash expenses were approximately $1.9 million and all requested reimbursements, which include the majority of these expenses, were approved. TGI’s cash expenses range from approximately $250,000 to $600,000 per quarter depending on certain activities and include legal, director, accounting, and consulting fees. There can be no assurance these quarterly expenditures will not increase in the future. If the Department prohibits or limits the reimbursement by Triad of TGI’s operating expenses, the cash resources of TGI will be adversely affected.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

We had no material off-balance sheet arrangements at December 31, 2009.

We lease office facilities and office equipment at our Winston-Salem location under operating leases with minimum lease commitments that are set to expire in 2012. Terms of the Essent agreement provided for the sub-lease of certain office space from Triad (representing approximately 40% of the space for which Triad is committed to) at the same rates for which Triad is paying. We had no capitalized leases or material purchase commitments at December 31, 2009. Our long-term debt has a single maturity date of 2028.

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

Frequency and severity are the two most significant assumptions in the establishment of our loss reserves. Frequency is used to estimate the ultimate number of paid claims associated with the current inventory of loans in default. The frequency estimate assumes that long-term historical experience, taking into consideration criteria such as those described in the preceding paragraph, and adjusted for current economic conditions that we believe will significantly impact the long-term loss development, provides a reasonable basis for forecasting the number of claims that will be paid. Our expectations regarding future rescissions have been incorporated into the frequency factor. Severity is the estimate of the dollar amount per claim that will be paid based upon the amount of risk in default on each particular loan. The severity factors used are based on an analysis of the severity rates of recently paid claims, applied to the risk in force of the loans currently in default. The frequency and severity factors are updated quarterly. Economic conditions and other data upon which these factors are based may change more frequently than once a quarter and the impact of the change may not be perceived immediately. Therefore, significant changes in reserve requirements may become evident three or more months following the underlying events that would necessitate the change.

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

During 2009, we raised the severity factor for all loan categories above 100% (we can pay greater than 100% of the covered risk due to interest and certain foreclosure costs that we are required to pay under terms of our policies). To provide a measure of the sensitivity on pretax income and loss reserves carried on the balance sheet, we have provided the following table that quantifies the impact of reasonable percentage increases and decreases in the average frequency and severity factors as of December 31, 2009:

	Effect on Pretax Loss from
	Changes in Assumptions
	Decrease in Factors	Increase in Factors
	Resulting in a	Resulting in an
	(Decrease) in Pretax	Increase in Pretax
	Loss	Loss
	(Dollars in thousands)

20% Increase (Decrease) in the Frequency Factors Utilized in the Loss Reserve Model	$(337,969)	$273,938
5% Increase (Decrease) in the Severity Factors Utilized in the Loss Reserve Model	$(91,709)	$86,335
Both a 20% Increase (Decrease) in the Frequency Factor and a 5% Increase (Decrease) in the Severity Factor Utilized in the Loss Reserve Model	$(418,255)	$346,328

The impact on loss reserves on the balance sheet would be to decrease reserves for favorable developments and to increase reserves for unfavorable developments. There would be no impact on liquidity resulting from the change in reserves. However, there would be an ultimate change in cash or invested assets equal to the increase or decrease in the actual claims ultimately paid related to the change in reserves. We believe that a 20% increase or decrease in frequency is reasonably possible based on potential ongoing changes in the housing markets, unemployment rates, rescission activity, and cultural changes regarding the choice of defaulting on a mortgage even when the borrower has the ability to pay. We believe there is a much greater propensity during 2010 for an increase in the frequency factor given the current conditions. Our loss severity is ultimately limited by the coverage percentage on individual loans but can increase from the current elevated levels. We believe that a 5% increase or decrease in severity is reasonably possible based on potential changes in future economic conditions and past experience. Economic conditions that could give rise to an increase in the frequency rate could be a sudden increase or a prolonged period of elevated unemployment rates, further deterioration in home prices especially in geographical areas that had previously been immune to such downward trends, or increased cultural or social acceptance of strategic defaults. Conversely, an improved housing market or a sustained period of economic and job growth could potentially decrease the frequency rate. Any factor that would affect our ability to sell a home of a borrower in default prior to foreclosure would affect our severity. The most prominent of these would be the value of the underlying home. Government and private industry programs designed to stem the level of foreclosure could also impact frequency and severity and the impact of these programs would most likely have a positive effect on our severity and frequency factors.

We have noted that our loss reserves as well as our reported premium income have both been reduced based on the estimate of future rescissions in the existing default portfolio. In general, a rescission occurs when we determine that fraud, misrepresentation or other specified violations occurred in the origination of a loan. When these violations are identified, insurance coverage from the date of issuance is cancelled and the entire previously paid premium is refunded.

During 2009, we experienced a much higher level of rescission activity than in previous years. This activity has been concentrated in policies originated in 2006 and 2007. We have also identified concentrations with specific lenders and by delivery channel. We incorporate a factor in our computation of loss reserves to account for expected rescissions, based upon the status of our investigation of defaults in progress and our actual experience. The effect of the factor is to reduce the loss reserve by reflecting the probability that we may rescind coverage on a certificate. The rescission factor is a significant component of the frequency factor utilized in the calculation of our loss reserves and resulted in a reduction to our gross reserves of approximately $540 million at December 31, 2009 compared to $239 million at December 31, 2008.

We also account for the impact of expected rescissions on revenue by establishing an accrual for expected premium refunds. In establishing this accrual, we consider the probability that a policy will be rescinded, which is consistent with the factor used in the calculation of loss reserves. In estimating the impact of expected rescissions on loss reserves and premium income, we rely on recent historical experience but also use a substantial amount of judgment.

While rescission activity has been significantly elevated in 2009 from our historical experience, our recent level of rescission activity is not necessarily indicative of future trends. Furthermore, our ability to rescind a policy may be adversely impacted by legal challenges from policyholders of our right to rescind policies. The increased level of rescission and claims denial activity by mortgage insurers has caused certain policyholders and loan servicers to institute legal actions to challenge the validity of rescissions and claim denials, and we are currently a defendant in two such proceedings. See Item 3, “Legal Proceedings,” for further information. We believe it is likely that other lenders and mortgage servicers will challenge the ability of mortgage insurers to rescind and deny coverage, including filing of additional lawsuits. An adverse court decision against us or another mortgage insurer could set a precedent that has the effect of significantly restricting or limiting our ability to rescind policies or deny coverage of claims and require a corresponding decrease in our rescission factor.

Investments

Valuing our investment portfolio involves a variety of assumptions and estimates, particularly for investments that are not actively traded. We rely on external pricing sources for highly liquid, publicly traded securities and use an internal pricing matrix developed by our outside investment advisors for less frequently traded and privately placed securities. This matrix relies on our judgment concerning (a) the discount rate we use in calculating expected future cash flows, (b) credit quality and (c) expected maturity.

Given our recurring losses from operations and the significant doubt regarding our ability to continue as a going concern, we may no longer have the ability to hold impaired assets for a sufficient time to recover their value. As a result, we recognized an impairment loss on all securities that were in an unrealized loss position since December 31, 2008 and continuing through 2009.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements relating to future plans, expectations and performance, which involve various risks and uncertainties, including, but not limited to, the following:

•	a deeper or more prolonged recession in the United States coupled with the continued decline in home prices and increased unemployment levels could increase defaults and limit opportunities for borrowers to cure defaults or for us to mitigate losses, which could have an adverse material impact on our business or results of operations;

•	the possibility that the Department may take various actions regarding Triad if it does not operate its business in accordance with its revised financial and operating plan and the Corrective Orders, including instituting receivership proceedings, which would likely eliminate all remaining stockholder value;

•	our ability to operate our business in and maintain a solvent run-off;

•	our ability to continue as a going concern;

•	the ability of TGI to pay its debt service with funds obtained from Triad, whether in the form of dividends, payments on the surplus note or otherwise, will require the approval of the Department, and it is unlikely that such approval will be sought or, if sought, will be obtained in the foreseeable future;

•	if Triad is not permitted or is otherwise unable to provide funds to TGI, the available resources of TGI will be insufficient to satisfy future debt service obligations on its $35 million outstanding long-term debt;

•	our ability to rescind coverage or deny claims could be restricted or limited by legal challenges from policyholders and loan servicers;

•	our loss reserve estimates are subject to uncertainties and are based on assumptions that are currently volatile in the housing and mortgage industries and, therefore, settled claims may be substantially different from our loss reserves;

•	we may not continue to realize benefits from rescissions at the levels that we have recently experienced;

•	if house prices continue to fall, particularly in non-distressed markets, or remain depressed, additional borrowers may default and claims could be higher than anticipated;

•	if unemployment rates continue to rise or remain at high levels, especially in those areas that have already experienced significant declines in house prices, defaults and claims could be higher than anticipated;

•	further economic downturns in regions where we have larger concentrations of risk and in markets already distressed could have a particularly adverse effect on our financial condition and loss development;

•	the impact of programs and legislation affecting modifications and refinancings of mortgages could materially impact our financial performance in run-off;

•	our financial condition and performance in run-off could be affected by legislation adopted in the future impacting the mortgage industry, the GSEs specifically, or the financial services industry in general;

•	if the GSEs or our lender customers choose to cancel the insurance on policies that we insure, our financial performance in run-off could be adversely affected;

•	a significant decline in interest rates coupled with an increase in available credit could increase refinancings and decrease the persistency of renewal premiums and the quality of our insurance in force;

•	if we have failed to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to assume the costs of repurchasing those loans or face other remedies;

•	the possibility that there will not be adequate interest in our common stock to ensure efficient pricing on the over the counter markets; and

•	our ability to lower operating expenses to the most efficient level while still providing the ability to mitigate losses effectively during run-off, which will directly impact our financial performance in run-off.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based upon the definition of “disclosure controls and procedures” set forth in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment to the cost-benefit relationship of possible controls and procedures.

As of December 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management has concluded that disclosure controls and procedures as of December 31, 2009 were effective in ensuring that material information required to be disclosed in this Form 10-K was recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control over Financial Reporting

On December 1, 2009, we sold our information technology and operating platform to Essent, a new mortgage insurer. Essent has established its operations and technology center in Winston-Salem, North Carolina and a number of our former information technology and operations employees have joined Essent as contemplated by the agreement. Under a services agreement, Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad. The outsourcing of these functions constituted a change in our internal control over financial reporting during the quarter ended December 31, 2009. The same controls that were in place before the outsourcing to Essent remain in place. Testing and validation of these controls were performed through and subsequent to year-end and we found that they remained intact and were operating effectively. Therefore, management has concluded that these changes during the fourth quarter of 2009 did not materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (3) provide reasonable assurance that our receipts and expenditures are being made in accordance with authorization of our management and directors; and (4) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements. Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices) and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management determined that, as of December 31, 2009, we maintained effective internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information called for by this Item is included in our Proxy Statement for the 2010 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” and is hereby incorporated by reference.

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

To the extent permissible under applicable law, the rules of the SEC or applicable listing standards, we also intend to post on our website any waiver of or amendment to the Code of Ethics that requires disclosure under applicable law, SEC rules or applicable listing standards.

Item 11.	Executive Compensation

Information called for by this Item is included in our Proxy Statement for the 2010 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation,” and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by this Item is included in our Proxy Statement for the 2010 Annual Meeting of Stockholders under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Holders of Common Stock,” and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information called for by this Item is included in our Proxy Statement for the 2010 Annual Meeting of Stockholders under the headings “Certain Transactions” and “Corporate Governance — The Board of Directors,” and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

Information called for by this Item is included in our Proxy Statement for the 2010 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fee Information,” and is hereby incorporated by reference.

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
Kenneth W. Jones
President and Chief Executive Officer

March 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 19th day of March, 2010, by the following persons on behalf of the registrant and in the capacities indicated.

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

YEAR ENDED DECEMBER 31, 2009

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Triad Guaranty Inc.

We have audited the accompanying consolidated balance sheets of Triad Guaranty Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Guaranty Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Triad Guaranty Inc. will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company is operating the business in run-off under Corrective Orders with the Illinois Department of Insurance and has reported a net loss for the year ended December 31, 2009 and has a Stockholders’ deficiency in assets at December 31, 2009. These conditions raise substantial doubt about Triad Guaranty Inc.’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2009 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 19, 2010

TRIAD GUARANTY INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands, except per share data)

ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $738,149 and $844,964)	$784,830	$854,186
Equity securities (cost: $0 and $566)	—	583
Short-term investments	26,651	40,653

Total invested assets	811,481	895,422
Cash and cash equivalents	21,839	39,940
Real estate acquired in claim settlement	—	713
Accrued investment income	9,048	10,515
Property and equipment, at cost less accumulated depreciation ($18,191 and $25,294)	3,515	7,747
Reinsurance recoverable, net	233,499	150,848
Other assets	45,444	25,349

Total assets	$1,124,826	$1,130,534

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Losses and loss adjustment expenses	$1,537,043	$1,187,840
Unearned premiums	12,153	15,863
Amounts payable to reinsurers	7	719
Long-term debt	34,540	34,529
Deferred payment obligation	168,386	—
Accrued interest	2,476	1,275
Accrued expenses and other liabilities	76,579	26,974

Total liabilities	1,831,184	1,267,200
Commitments and contingencies — Note 5
Stockholders’ deficit:
Preferred stock, par value $0.01 per share — authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share — authorized 32,000,000 shares; issued and outstanding 15,258,128 and 15,161,259 shares	153	151
Additional paid-in capital	113,848	112,629
Accumulated other comprehensive income, net of income tax liability of $18,575 and $3,265	30,782	6,063
Accumulated deficit	(851,141)	(255,509)

Deficit in assets	(706,358)	(136,666)

Total liabilities and stockholders’ deficit	$1,124,826	$1,130,534

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2009	2008
	(Dollars in thousands, except per share data)

Revenue:
Premiums written:
Direct	$217,012	$316,310
Ceded	(40,872)	(60,777)

Net premiums written	176,140	255,533
Change in unearned premiums	3,518	1,890

Earned premiums	179,658	257,423
Net investment income	44,133	39,580
Net realized investment gains (losses)	1,354	(26,559)
Other income	12,666	8

	237,811	270,452
Losses and expenses:
Net losses and loss adjustment expenses	807,627	923,301
Interest expense	6,034	3,557
Policy acquisition costs	—	39,416
Other operating expenses	35,911	58,709

	849,572	1,024,983

Loss before income tax benefit	(611,761)	(754,531)
Income tax benefit:
Current	(2,818)	(2,012)
Deferred	(13,311)	(121,392)

	(16,129)	(123,404)

Net loss	$(595,632)	$(631,127)

Loss per common and common equivalent share:
Basic and diluted	$(39.70)	$(42.27)

Shares used in computing loss per common and common equivalent share:
Basic and diluted	15,002,275	14,929,692

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

			Accumulated	Retained
		Additional	Other	Earnings
	Common	Paid-In	Comprehensive	(Accumulated
	Stock	Capital	Income	Deficit)	Total
	(Dollars in thousands)

Balance at January 1, 2008	149	109,679	13,405	375,618	498,851
Net loss	—	—	—	(631,127)	(631,127)
Other comprehensive income-net of tax
Change in unrealized (losses) on investments	—	—	(3,264)	—	(3,264)
Foreign currency translation adjustment	—	—	(4,078)	—	(4,078)

Other comprehensive loss					(7,342)

Comprehensive loss					(638,469)
Share-based compensation	—	4,257	—	—	4,257
Tax effect of exercise of non-qualified stock options and vesting of restricted stock	—	(1,305)	—	—	(1,305)
Net issuance of restricted stock under stock incentive plan	2	(2)	—	—	—

Balance at December 31, 2008	151	112,629	6,063	(255,509)	(136,666)
Net loss	—	—	—	(595,632)	(595,632)
Other comprehensive income-net of tax
Change in unrealized gains on investments	—	—	24,719	—	24,719

Other comprehensive loss					24,719

Comprehensive loss					(570,913)
Share-based compensation	—	1,221	—	—	1,221
Net issuance of restricted stock under stock incentive plan	2	(2)	—	—	—

Balance at December 31, 2009	$153	$113,848	$30,782	$(851,141)	$(706,358)

See accompanying notes.

TRIAD GUARANTY INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Operating activities
Net loss	$(595,632)	$(631,127)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Losses, loss adjustment expenses and unearned premium reserves	345,493	825,971
Accrued expenses and other liabilities	49,605	16,395
Deferred payment obligation	168,386	—
Income taxes recoverable	(10,473)	(1,234)
Reinsurance, net	(83,363)	(150,839)
Accrued investment income	1,467	(286)
Policy acquisition costs deferred	—	(3,173)
Policy acquisition costs	—	39,416
Net realized investment (gains) losses	(1,354)	26,559
Provision for depreciation	2,402	4,951
Accretion of discount on investments	(1,812)	2,737
Deferred income taxes	(13,311)	(121,392)
Prepaid federal income taxes	15	115,993
Real estate acquired in claim settlement, net of write-downs	713	10,147
Accrued interest	1,201	(80)
Other assets	392	8,878
Other operating activities	1,361	4,222

Net cash (used in) provided by operating activities	(134,910)	147,138
Investing activities
Securities available-for-sale:
Purchases — fixed maturities	(182,251)	(839,372)
Sales — fixed maturities	215,645	633,928
Maturities — fixed maturities	67,781	40,473
Sales — equities	762	287
Purchases of other investments	(873)	—
Net change in short-term investments	13,915	14,074
Disposal (purchases) of property and equipment	1,830	(1,296)

Net cash provided by (used in) investing activities	116,809	(151,906)
Financing activities
Repayment of revolving credit facility	—	(80,000)
Excess tax benefits from share-based compensation	—	15

Net cash used in financing activities	—	(79,985)
Foreign currency translation adjustment on cash and cash equivalents	—	(118)

Net change in cash and cash equivalents	(18,101)	(84,871)
Cash and cash equivalents at beginning of year	39,940	124,811

Cash and cash equivalents at end of year	$21,839	$39,940

Supplemental schedule of cash flow information
Cash paid (received) during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$7,721	$(122,111)
Interest	$2,766	$3,631

See accompanying notes.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

1.	Accounting Policies

Business

Triad Guaranty Inc. (“TGI”) is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”), historically has provided mortgage insurance coverage in the United States. Unless the context requires otherwise, references to “Triad” in this annual report on Form 10-K refer to the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”). References to the “Company” refer collectively to the operations of TGI and Triad. Mortgage insurance allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market and protects lenders from credit default-related expenses. Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating its business in run-off under two Corrective Orders issued by the Illinois Department of Insurance (the “Department”). The first Corrective Order was issued in August 2008. The second Corrective Order was issued in March 2009 and subsequently amended in May 2009. As used in these financial statements, the term “run-off” means writing no new mortgage insurance policies, but continuing to service existing policies. Servicing existing policies includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate our loss; reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the two Corrective Orders issued by the Department. The term “settled,” as used in these financial statements in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by our policyholders. Prior to June 1, 2009, valid claims were settled solely by a cash payment. Effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”), as discussed further in this Note 1. The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, and include restrictions on the payment of claims.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (GAAP), which vary in some respects from statutory accounting practices which are prescribed or permitted by the various state insurance departments in the United States.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (the “Codification” or “Accounting Standards Codification” (“ASC”)), which was officially launched on July 1, 2009, and became the primary source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates (“ASUs”) that will be included in the Codification. SFAS 168 is included in ASC 105-10, Generally Accepted Accounting Principles (“ASC 105-10”), and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the interim period ended September 30, 2009. As the Codification is neither expected nor intended to change GAAP, the adoption of SFAS 168 did not have any effect on the Company’s accounting policies nor did it have a material impact on the Company’s financial position and results of operations.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidation

The consolidated financial statements include the amounts of Triad Guaranty Inc. and its wholly owned subsidiary, TGIC, including TGIC’s wholly-owned subsidiary, TGAC. Triad Re Insurance Corporation (“Triad Re”) was a wholly-owned subsidiary of Triad as of December 31, 2008 and was liquidated during the fourth quarter of 2009. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investments

All fixed maturity and equity securities are classified as “available-for-sale” and are carried at fair value. Unrealized gains on available-for-sale securities, net of tax, are reported as a separate component of accumulated other comprehensive income. Effective on and subsequent to December 31, 2008, the Company has recognized an impairment loss on all securities for which the fair value was less than the amortized cost at the balance sheet date because the Company is no longer in a position to retain a security until it recovers value due to the ongoing losses and the regulatory oversight. Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Realized investment gains or losses are determined on a specific identification basis. Prior to December 31, 2008, the Company evaluated its investments regularly to determine whether there were declines in values that were other-than-temporary. When the Company determined that a security had experienced an other-than-temporary impairment, the impairment loss was recognized in the period as a realized investment loss.

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

Other Income

Other income in 2009 primarily represents the gain recognized on the sale of the rights to the mortgage insurance operating system and certain hardware to Essent Guaranty, Inc. (“Essent”). The gain recognized reflects the guaranteed sales price; future contingent consideration was not considered in calculating the gain.

Real Estate Acquired in Claim Settlement

Real estate is sometimes acquired in the settlement of claims as part of the Company’s effort to mitigate losses. The real estate is carried at the lower of cost or fair value at the balance sheet date. Gains or losses from the holding or disposition of real estate acquired in claim settlement are recorded in net losses and LAE. The Company did not hold any properties at December 31, 2009, and held only five properties at December 31, 2008 that were subsequently disposed of in 2009.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Premium Deficiency Reserve and Deferred Policy Acquisition Costs

Prior to run-off, the costs of acquiring new business, principally sales compensation and certain policy underwriting and issue costs, that are primarily related to the production of new business, were capitalized as deferred policy acquisition costs. Amortization of such policy acquisition costs was charged to expense in proportion to premiums recognized over the estimated policy life.

The Company historically prepared an analysis to determine if the deferred policy acquisition costs on our balance sheet were recoverable against the future profits of the existing book of business. In the first quarter of 2008, the Company determined that a premium deficiency existed in its book of business, and thus the entire unamortized balance of deferred policy acquisition costs of $39.4 million was written off as non-recoverable. Subsequently, there has been no capitalization of acquisition costs.

Property and Equipment

We periodically review the carrying value of our long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Property and equipment is recorded at cost and is depreciated principally on a straight-line basis over the estimated useful lives, generally three to five years, of the depreciable assets. Property and equipment primarily consists of computer hardware, software, furniture, and equipment. Certain assets relating to the mortgage insurance operating platform along with computer hardware to support it were sold in the fourth quarter of 2009.

Loss and Loss Adjustment Expense Reserves

Reserves are provided for the estimated costs of settling claims on loans reported in default and loans in default that are in the process of being reported to the Company. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. Loss reserves are established by management using a process that incorporates various components in a model that gives effect to current economic conditions and segments defaults by a variety of criteria. The criteria include, among others, policy year, combined loan-to-value, number of payments missed, and default status (bankruptcy, foreclosure, claim expected, etc.). The Company also incorporates in the calculation of loss reserves the probability that a policy may be rescinded for underwriting violations.

Frequency and severity are the two most significant assumptions in the establishment of the Company’s loss reserves. Frequency is used to estimate the ultimate number of paid claims associated with the current defaulted loans. The frequency estimate assumes that long-term historical experience, taking into consideration criteria such as those described in the preceding paragraph, and adjusted for current economic conditions that the Company believes will significantly impact the long-term loss development, provides a reasonable basis for forecasting the number of claims that will be paid. An important determinant of the frequency factor is the Company’s estimate of the number and amount of reported defaults that we anticipate will be rescinded due to fraud, misrepresentation, or program violations at the loan origination. Severity is the estimate of the dollar amount per claim that will be paid. The severity factors are estimates of the percent of the risk in force that will be paid. The severity factors used are based on an analysis of the severity rates of recently paid claims, applied to the risk in force of the loans currently in default. The frequency and severity factors are updated quarterly.

The estimation of loss reserves requires assumptions as to future events, and there are inherent risks and uncertainties involved in making these assumptions. Economic conditions that have affected the development of

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves. Generally, the amounts so deducted must be included in taxable income in the tenth subsequent year. This deduction is allowed only to the extent that non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) are purchased and held in an amount equal to the tax benefit attributable to such deduction. The Company accounts for these purchases as a prepayment of federal income taxes. As a result of ongoing operating losses, the previously established contingency reserve has been completely released earlier than the originally scheduled ten years. Accordingly, the previously purchased Tax and Loss Bonds associated with the contingency reserve release were redeemed early in 2008.

The Company uses the provisions of ASC 740, Income Taxes (“ASC 740”) to account for and report tax positions taken or expected to be taken in its tax return that directly or indirectly affects amounts reported in its financial statements, including the accounting and disclosure for uncertainty in tax positions. During 2009, the Internal Revenue Service (“IRS”) completed an examination of the Company’s 2007, 2006 and 2005 federal returns. In connection with the examination, the IRS has assessed a total of $7.7 million of alternative minimum tax (the “AMT”). The Company disagrees with the agent’s findings and the matter is currently under appeal. The Company recorded this assessment as a current tax accrual of $5.5 million in 2008 and as an additional $2.2 million in 2009. The Company also deposited $7.7 million with the U.S. Treasury to stop the accrual of interest until the matter can be heard by the Appellate Division. The Worker, Homeownership and Business Assistance Act of 2009, which was passed by Congress in November 2009, among other things, extends the period for which net operating losses (“NOL”) can be carried back to recover previous taxes paid from two years to five years. Due to the significant tax loss generated in 2008 and 2009, the Company expects to be able to recover all of the AMT assessed for the years under examination and also expects to recover approximately $4.0 million of regular tax paid from tax years 2005 and 2006. The Company recognized a current tax benefit of $2.8 million in 2009 related to these items.

If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of those assets that are not expected to be realized. At December 31, 2009, the Company established a valuation allowance of approximately $349.7 million against a $367.0 million deferred tax asset. Based upon a review of the Company’s anticipated future taxable income, including all other

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available evidence, both positive and negative, the Company concluded that it is more likely than not that the $349.7 million of the gross deferred tax assets will not be realized.

The Company’s policy for recording interest and penalties, if any, associated with audits is to record such items as a component of income before taxes. Penalties would be recorded in “other operating expenses” and interest paid or received would be recorded as interest expense or interest income, respectively, in the statement of operations.

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

Cancellation of a policy generally results in the unearned portion of the premium paid being refunded to the policyholder. However, many of the annual paying policies are paid by the lender and are non-refundable. The cancellation of one of these policies would impact earned premium through the release of the unearned premium reserve at the time of the cancellation. The amounts earned through the cancellation of annual paying policies are not significant to earned premium. Through the claim and default investigation process, the Company has rescinded coverage on an increasing number of insurance polices due to fraud or misrepresentation by the borrower or program violations by the lender at origination. Historically, in the rare circumstances when a policy was rescinded, the entire premium paid to date was refunded to the policyholder and a charge to premium income was made in the period when the rescission was made. In recognition of the increasing amount of rescissions, the Company records an accrual to recognize the anticipated premium refunds due to future rescissions embedded in the existing default portfolio.

Significant Customers

Since the Company has been in run-off since July 15, 2008, the Company is not issuing commitments for any new insurance and, therefore, does not have customers in the traditional sense, only renewal premiums on existing policies.

Share-Based Compensation

The Company utilizes the provisions of ASC 715, Compensation — Retirement Benefits (“ASC 715”) in the accounting for “share-based” compensation to employees and non-employee directors. ASC 715 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. See Note 12 for further information related to share-based compensation expense.

(Loss) Earnings Per Share (“EPS”)

Basic and diluted EPS are based on the weighted-average daily number of shares outstanding. For the year ended December 31, 2009 and 2008, the basic and diluted EPS denominators are the same weighted-average daily number of shares outstanding. In computing diluted EPS, only potential common shares that are dilutive — those that reduce EPS or increase loss per share — are included. Exercise of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). For the Company, other comprehensive income (loss) is composed of unrealized gains or losses on available-for-sale securities, net of income tax, and the unrealized gains or losses on the change in foreign currency translation in

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, net of income taxes. The components of comprehensive income (loss) are displayed in the following table, along with the related tax effects:

	2009	2008
	(Dollars in thousands)

Unrealized gain (losses) arising during the period, before taxes	$39,384	$(31,580)
Income tax (expense) benefit	(13,784)	11,053

Unrealized gains (losses) arising during the period, net of taxes	25,600	(20,527)
Less reclassification adjustment:
Gain (Loss) realized in operations	1,354	(26,559)
Income tax (expense) benefit	(473)	9,296

Reclassification adjustment for losses realized in operations	881	(17,263)

Change in unrealized losses on investments	24,719	(3,264)

Foreign currency translation adjustment, before taxes	—	(5,531)
Income tax benefit	—	1,453 (1)

Foreign currency translation adjustment, after taxes	—	(4,078)

Other comprehensive income (loss)	$24,719	$(7,342)

(1)	Tax effect calculated from unrealized gain on subsidiary of $4,151.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require that (1) a reporting entity must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company plans to include the disclosures required by ASU 2010-06 in the notes to its consolidated financial statements effective January 1, 2010, except for the disclosures related to Level 3 fair value measurements, which it plans to include in the notes to its consolidated financial statements effective January 1, 2011.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 codifies SFAS 167, Amendments to FASB Interpretation No. 46(R), and amends the consolidation guidance related to a variable interest entity (“VIE”). Primarily, the current quantitative analysis used under ASC 810, Consolidations, will be eliminated and replaced with a qualitative approach that is focused on identifying the variable interest that has the power to direct the activities that most significantly impact the performance of the VIE and absorb losses or receive returns that could potentially be significant to the VIE. In addition, this new accounting standard will require an ongoing reassessment of the primary beneficiary of the VIE, rather than reassessing the primary beneficiary only

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon the occurrence of certain pre-defined events. ASU 2009-17 will be effective as of the beginning of the annual reporting period that begins after November 15, 2009, and requires the reconsideration of all VIEs for consolidation in which an entity has a variable interest upon the effective date of these amendments. The Company plans to adopt the provisions of ASU 2009-17 effective January 1, 2010, and does not expect the adoption will have a material impact on its consolidated financial condition and results of operations.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 formally codifies SFAS 166, Accounting for Transfers of Financial Assets. ASU 2009-16 eliminates the concept of a qualifying special-purpose entity (“SPE”) and removes the scope exception for a qualifying SPE from ASC 810, Consolidations. As a result, previously unconsolidated qualifying SPEs must be re-evaluated for consolidation by the sponsor or transferor. In addition, this accounting update amends the accounting guidance related to transfers of financial assets in order to address practice issues that have been highlighted by the events of the recent economic decline. ASU 2009-16 is effective as of the beginning of the annual reporting period that begins after November 15, 2009. The recognition and measurement provisions will be applied to transfers that occur on or after the effective date and all qualifying SPEs that exist on and after the effective date must be evaluated for consolidation. The Company plans to adopt the provisions of ASU 2009-16 effective January 1, 2010, and does not expect the adoption will have a material impact on its consolidated financial condition and results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value (“ASU 2009-05”), which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. ASU 2009-05 is effective for the reporting period ending December 31, 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial position and results of operations.

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

Effective June 30, 2009, the Company adopted ASC 320, Investments — Debt and Equity Securities (“ASC 320-10”). Under ASC 320, an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on the Company’s financial position and results of operations.

Effective June 30, 2009, the Company adopted new guidance under ASC 820, which provides guidance related to: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.	Going Concern

The Company prepares its financial statements presented in this annual report on Form 10-K in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders were prepared in accordance with Statutory Accounting Principles (“SAP”) as set forth in the Illinois Insurance Code or prescribed by the Department. The primary differences between GAAP and SAP for Triad at December 31, 2009 were the methodology utilized for the establishment of reserves and the reporting requirements relating to the DPO stipulated in the second Corrective Order. A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP. A deficiency in policyholders’ surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP. A deficit in assets is not necessarily a measure of insolvency. However, the Company believes that if Triad were to report an other-than-temporary deficiency in policyholders’ surplus under SAP, Illinois law may require the Department to seek receivership of Triad, which could lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws. The second Corrective Order attempts to mitigate the possibility of a deficiency in policyholders’ surplus by providing for the settlement of claims 60% in cash and 40% in the form of a DPO, which is accounted for as a component of policyholders’ surplus under SAP.

The Company has prepared its financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, there is substantial doubt as to the Company’s ability to continue as a going concern. This uncertainty is based on, among other things, the possible inability of Triad to comply with the provisions of the Corrective Orders, the Company’s recurring losses from operations and the Company reporting an increasing deficit in assets as of the end of the last two years. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company incurred significant operating losses in 2009 and 2008 which resulted in a deficit in assets of $706.4 million at December 31, 2009. The ongoing operating losses and the deficit in assets is primarily the result of increased defaults and higher reserves relating to the mortgages that the Company has insured. Contributing to the defaults and claims have been declines in U.S home prices, particularly in certain distressed markets, tightened credit markets, rising unemployment, and the overall effects of the economic recession in the United States. Additionally, the Company is unable to offset these operating losses with revenue from new, potentially more profitable, business as Triad is operating in run-off under the two Corrective Orders issued by the Department and can no longer issue commitments for new insurance.

As noted above, effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”). Absent the accounting treatment required by the recording of the DPO, Triad would have reported a deficiency in policyholders’ surplus of $597.8 million at December 31, 2009. Payment of the carrying charges and the DPO will be subject to Triad’s future financial performance and will require approval of the Department. Failure to comply with the provisions of the Corrective Orders could result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad. Any actions like this would lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws. The ability to successfully comply with the Corrective Orders and maintain statutory solvency by management is unknown at this time and is dependent upon many factors, including improved macroeconomic conditions in the United States.

3.	Investments

The cost or amortized cost, gross unrealized gains and losses, and the fair value of investments at December 31, 2009 and 2008 are as follows:

	December 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)

Available-for-sale securities:
Fixed maturity securities:
U.S. government and agencies	$24,957	$303	$—	$25,260
Foreign government and corporate debt	9,991	311	—	10,302
Corporate debt	468,998	32,001	—	500,999
Residential mortgage-backed	102,392	5,014	—	107,406
Asset-backed	36,844	2,548	—	39,392
State and municipal bonds	94,967	6,504	—	101,471

Total fixed maturity securities	738,149	46,681	—	784,830
Short-term investments	26,650	1	—	26,651

	$764,799	$46,682	$—	$811,481

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)

Available-for-sale securities:
Fixed maturity securities:
U. S. government and agencies	$7,646	$350	$—	$7,996
Foreign government and corporate debt	17,010	302	—	17,312
Corporate debt	474,572	2,484	—	477,056
Residential mortgage-backed	123,394	3,285	—	126,679
Asset-backed	65,667	82	—	65,749
State and municipal bonds	156,675	2,719	—	159,394

Total fixed maturity securities	844,964	9,222	—	854,186
Equity securities	566	17	—	583
Short-term investments	40,565	88	—	40,653

	$886,095	$9,327	$—	$895,422

The amortized cost and estimated fair value of investments in fixed maturity securities, at December 31, 2009, are summarized by stated maturity as follows:

	Available-for-Sale
	Amortized	Value
	Cost	Fair
	(Dollars in thousands)

Maturity:
One year or less	$119,736	$122,790
After one year through five years	390,428	416,759
After five years through ten years	86,939	93,897
After ten years	141,046	151,384

Total	$738,149	$784,830

Actual and expected maturity for certain securities may differ from stated maturity due to call and prepayment provisions.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized Gains (Losses) Related to Investments

The details of net realized investment gains (losses) including other-than-temporary impairments are as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$7,087	$10,262
Gross realized losses	(5,820)	(38,570)
Equity securities:
Gross realized gains	71	44
Gross realized losses	(111)	(1,705)
Foreign currency gross realized gains	85	3,404
Other investment gains	42	6

Net realized gains (losses)	$1,354	$(26,559)

Gross realized gains in 2009 were primarily attributable to the sale of previously-impaired securities. Gross realized losses in 2009 and 2008 were primarily attributable to the write downs of other-than-temporary impaired securities.

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Income:
Fixed maturities	$44,563	$37,549
Preferred stocks	14	127
Cash, cash equivalents and short-term investments	659	2,973

	45,236	40,649
Expenses	(1,103)	(1,069)

Net investment income	$44,133	$39,580

At December 31, 2009 and 2008, investments with an amortized cost of $8.7 million and $8.9 million, respectively, were on deposit with various state insurance departments to satisfy regulatory requirements. At December 31, 2009, investments with an amortized cost of $168.4 million were supporting our DPOs as required pursuant to the second Corrective Order.

4.	Deferred Policy Acquisition Costs (“DAC”)

Prior to the need for the establishment of a premium deficiency initially recognized at March 31, 2008, the Company capitalized costs to acquire new business as DAC and recognized these as expenses against future gross profits. In accordance with GAAP, an analysis was prepared to determine if the DAC asset on the balance sheet was recoverable against the future profits in the existing book of business. At March 31, 2008, the Company determined that the net present value of the estimated future cash flows on the remaining book of business exceeded the recorded reserves (net of the unamortized DAC) which required the establishment of a premium deficiency reserve.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual mechanics of recording the premium deficiency reserve required that the Company first reduce the DAC balance to zero before recording any additional premium deficiency reserve. Therefore, the Company wrote down the DAC asset by $39.4 million in the first quarter of 2008. The Company has not capitalized any costs to acquire new business subsequent to the first quarter of 2008, but has included the limited amount of such costs in the line item “Other operating costs” on its statement of operations.

5.	Reserve for Losses and LAE

Activity for the reserve for losses and LAE for 2009 and 2008 is summarized as follows:

	2009	2008
	(Dollars in thousands)

Balance at January 1,	$1,187,840	$359,939
Less: reinsurance recoverables	(156,837)	(7,305)

	1,031,003	352,634
Incurred losses and loss adjustment expenses net of reinsurance recoveries (principally in respect of default notices received in):
Current year	719,666	873,568
Deficiency on prior years	87,961	49,733

Total incurred losses and loss adjustment expenses	807,627	923,301
Loss and loss adjustment expense payments net of reinsurance recoveries (principally in respect of default notices received in):
Current year	40,085	38,974
Prior years	490,708	205,958

Total loss and loss adjustment expense payments	530,793	244,932

Net ending balance at December 31,	1,307,837	1,031,003
Reinsurance recoverables	229,206	156,837

Balance at December 31,	$1,537,043	$1,187,840

The foregoing reconciliation shows deficiencies in the reserve for losses and LAE at December 31, 2009 and 2008. The deficiencies recognized in 2009 and 2008 were reflective of increased frequency and severity factors subsequent to the previous year end caused by the continuous decline in the housing markets.

The Company provided reserves on reported defaults using assumptions that estimate the projected “frequency” (percentage of defaults that will ultimately be paid as claims) and “severity” (percentage of our exposure on each individual default that will ultimately be paid as a claim). The Company’s estimates utilized in the reserve process for frequency and severity are impacted by historical trends adjusted for changing market conditions. Declines in home prices at a faster rate than anticipated, the impact of a higher unemployment rate than anticipated, an unanticipated slowdown of the overall economy, or social and cultural changes that are more accepting of mortgage defaults even when the borrower has the ability to pay can impact the actual frequency and severity realized during the year compared to those utilized in the reserve assumptions at the beginning of the year. Changes in the frequency and severity factors are accounted for as a change in accounting estimate and are reported as an expense in the year in which external factors caused the change in assumptions. Due to the rapid decline in home prices in 2008 and changes in the mortgage markets that reduced borrowers’ ability to refinance loans, the Company adjusted its assumptions regarding both frequency and severity in 2009 and 2008. The adjustments that were made to the frequency factor had the biggest impact because a larger percentage of loans that initially defaulted are now expected to result in a paid claim. Offsetting this increase somewhat was the impact from an anticipated increase in the number of policies rescinded, which resulted in a slight reduction in the frequency factor overall. The lack of

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mitigation opportunities due to declining house prices, further reduced by an excess of housing inventory, also impacted the severity factor.

6.	Commitments

The Company leases its office facilities and equipment under operating leases. Net rental expense for all leases was $0.6 million for 2009 and $2.8 million for 2008. Net rental expense included an additional $1.0 million in 2008 in connection with the abandoned lease expense associated with certain exit cost accruals. During 2009, the accrual for abandoned lease expense was decreased by approximately $0.4 million as tenants were identified for the abandoned space earlier than originally anticipated. Net rental expense for 2009 reflects this adjustment as well as the rents collected from other tenants. Future minimum payments under non-cancellable operating leases, excluding amounts from tenants that sublet from the Company, at December 31, 2009 are as follows:

December 31, 2009
(Dollars in thousands)

2010	$1,571
2011	1,471
2012	1,377
2013	—

$4,419

The Company leases facilities for its corporate headquarters under an operating lease that is scheduled to expire in 2012. Approximately 40% of the office lease space has been sublet at the same rate paid by Triad to a company that acquired the mortgage insurance operating platform, including computer software and hardware, and is now providing technology and other services back to Triad. The Company remains primarily liable for the full amounts under the existing lease.

7.	Federal Income Taxes

Income tax benefit differed from the amounts computed by applying the Federal statutory income tax rate to income before taxes as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Income tax benefit computed at statutory rate	$(214,116)	$(263,015)
(Decrease) increase in taxes resulting from:
Tax-exempt interest	(1,806)	(7,353)
Valuation allowance	204,373	145,335
Other	(4,580)	1,629

Income tax benefit	$(16,129)	$(123,404)

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008
	(Dollars in thousands)

Deferred tax assets
Unearned premiums	$2,084	$3,924
Impairments on securities	7,229	11,258
Losses and loss adjustment expenses	248,398	92,431
Net operating loss carryforwards and other credits	104,883	39,635
Other	4,380	2,784

Total deferred tax assets	366,974	150,032
Valuation allowance	(349,708)	(145,335)

Net deferred tax assets	17,266	4,697

Deferred tax liabilities
Unrealized investment gains	16,576	3,265
Other	690	1,432

Total deferred tax liabilities	17,266	4,697

Net deferred tax liability	$—	$—

If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. At December 31, 2009, the Company established a valuation allowance of approximately $349.7 million against a $367.0 million deferred tax asset. Based upon a review of the Company’s anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company concluded that it is more likely than not that the $349.7 million of the gross deferred tax assets will not be realized.

As of December 31, 2009, the Company had a net operating loss (“NOL”) carryforward on a regular tax basis of approximately $300.2 million. Of this amount, $197.9 million expires, if unused, in 2028 and $102.3 million expires in 2029. The amount and timing of realizing the benefit of NOL carryforwards depends on future taxable income and limitations imposed by tax laws. The benefit of the NOL carryforward has not been recognized in the consolidated financial statements.

During 2009, the IRS completed an examination of the Company’s 2007, 2006 and 2005 federal returns. In connection with the examination, the IRS has assessed a total of $7.7 million of AMT. The Company disagrees with the agent’s findings and the matter is currently under appeal. The Company recorded this assessment as a current tax accrual of $5.5 million in 2008 and as an additional $2.2 million in 2009. The Company also deposited $7.7 million with the U.S. Treasury to stop the accrual of interest until the matter can be heard by the Appellate Division. The Worker, Homeownership and Business Assistance Act of 2009, which was passed by Congress in November 2009, among other things, extends the period for which NOLs can be carried back to recover previous taxes paid from two years to five years. Due to the significant tax loss generated in 2008 and 2009, the Company expects to be able to recover all of the AMT assessed for the years under examination and also expects to recover approximately $4.0 million of regular tax paid from tax years 2005 and 2006. The Company recognized a current tax benefit of $2.8 million for 2009 related to these items.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Insurance in Force, Dividend Restriction, and Statutory Results

At December 31, 2009, approximately 58% of the Company’s direct risk in force was concentrated in 10 states, with approximately 13% in California, 12% in Florida, 7% in Texas, 5% in Arizona, 4% each in Illinois, North Carolina and Georgia, and 3% each in Virginia, Colorado, and New Jersey. California, Florida and Arizona, which collectively represent 30% of direct risk in force, have been especially hard hit with home price depreciation at a rate greater than the rest of the country. Nevada, which represented 3% of direct risk in force at December 31, 2009, has also seen significant home price depreciation. The Company has experienced substantial increases in the default rate in these four states during 2009 and believes this is primarily the result of home price depreciation. A prolonged economic downturn with continued house price depreciation in areas where the Company has large concentrations of risk in force would result in higher incurred losses.

Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital, which is defined as the statutory surplus plus the statutory contingency reserve. The Corrective Orders under which Triad is currently operating specifically prohibit the writing of new insurance by Triad. The Risk-to-Capital ratio of Triad is substantially greater than the 25:1 regulatory guideline.

Triad has entered into two Corrective Orders with the Department. The first Corrective Order was entered into on August 5, 2008 and remains in effect. This Corrective Order was implemented as a result of the Company’s decision to cease writing new mortgage guaranty insurance and to commence a run-off of its existing insurance in force as of July 15, 2008. Among other things, that Corrective Order:

•	Required Triad to submit a corrective plan to the Department;

•	Prohibits all stockholder dividends from Triad to TGI without the prior approval of the Department;

•	Prohibits interest and principal payments on Triad’s surplus note to TGI without the prior approval of the Department;

•	Restricts Triad from making any payments or entering into any transaction that involves the transfer of assets to, or liabilities from, any affiliated parties without the prior approval of the Department;

•	Requires Triad to obtain prior written approval from the Department before entering into certain transactions with unaffiliated parties;

•	Requires Triad to meet with the Department in person or via teleconference as necessary; and

•	Requires Triad to furnish to the Department certain reports, agreements, actuarial opinions and information on an ongoing basis at specified times.

The Company submitted a corrective plan to the Department as required under the initial Corrective Order. The corrective plan included, among other items, a five-year statutory financial projection for Triad and a detailed description of the Company’s planned course of action to address its financial condition. The financial projections that form the basis of the corrective plan were prepared in accordance with SAP set forth in the Illinois Insurance Code. The Company received approval of the corrective plan from the Department in October 2008.

Following the approval of the initial corrective plan, in the first quarter of 2009 the Company revised the assumptions initially utilized as a result of continued deteriorating economic conditions impacting its financial condition, results of operations and future prospects. The revised assumptions produced a range of potential ultimate outcomes for the run-off, but included projections showing that absent additional action by the Department or favorable changes in the Company’s business, Triad would have reported a deficiency in policyholders’ surplus as calculated in accordance with SAP as early as March 31, 2009. If this statutory insolvency had occurred, the Department likely would have instituted a receivership proceeding against Triad, which in turn would likely have led to the institution of bankruptcy proceedings by TGI. In an effort to protect existing policyholders, the

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Department issued the second Corrective Order effective on March 31, 2009, as amended on May 26, 2009. The second Corrective Order stipulates or prescribes:

•	Effective June 1, 2009, all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by recording a DPO;

•	At March 31, 2009, Triad was required to adjust surplus and reserves reflecting the impact of the second Corrective Order on future settled claims;

•	The DPO requires that Triad accrue a carrying charge based on the investment yield earned by Triad’s investment portfolio;

•	Triad will establish an escrow account at least equal to the DPO balance and any associated carrying charges;

•	Triad will require that any risk or obligation of any captive reinsurer must be paid in full, and will deposit any excess reinsurance recovery above the 60% cash payment into an escrow account;

•	Payment of the DPO and the carrying charge is subject to Triad’s future financial performance and requires the approval of the Department;

•	Procedures to account for the impact of the second Corrective Order in the financial statements prepared in accordance with SAP;

•	Upon payment of a claim under these provisions, Triad is deemed to have fully satisfied its obligations under the respective insurance policy;

•	Other restrictions and requirements affecting the payment and transferability of the DPOs and associated carrying charge; and

•	Certain reporting requirements.

The DPO recording requirements of the second Corrective Order became effective on June 1, 2009. At December 31, 2009, the recorded DPO, including a carrying charge of $2.1 million, amounted to $168.4 million. The recording of a DPO does not impact reported settled losses as the Company continues to report the entire amount of a claim in its statement of operations. The accounting for the DPO on a SAP basis is similar to a surplus note which is reported as a component of statutory surplus; accordingly, any repayment of the DPO or the associated carrying charge requires approval of the Department. However, in the Company’s financial statements prepared in accordance with GAAP included in this report, the DPO is reported as a liability.

The Company’s recurring losses from operations and the resulting decline in Triad’s policyholders’ surplus as calculated in accordance with SAP increases the likelihood that Triad will be placed into conservatorship or liquidated and raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements that are presented in this annual report on Form 10-K do not include any adjustments that reflect the financial risks of Triad entering receivership proceedings and assume that it will continue as a going concern. The Company expects losses from operations to continue and its ability to continue as a going concern is dependent on the successful implementation of its revised corrective plan.

9.	Employee Benefit Plans

Most of the Company’s employees are eligible to participate in its 401(k) Profit Sharing Plan. Under the plan, employees are automatically enrolled to contribute 4% of their salary unless they elect to not participate or to participate at a different contribution level. Employees may contribute up to 25% of their annual compensation, up to a maximum of $16,500, with an additional $5,500 contribution available to those individuals who will reach the age of 50 during 2009. The Company makes a matching contribution on behalf of each participating employee equal to 100% of the first 3% of the employee’s deferred salary, plus 50% of the employee’s deferred salary greater

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than 3% but not exceeding 5%. The Company’s expense associated with the plan totaled approximately $294,000 and $556,000 for the years ended December 31, 2009 and 2008, respectively.

Additionally, the Company has established and funded a Severance Trust that qualifies as an employee benefit plan under ERISA. The Severance Trust is non-contributory by the employees and its sole purpose is to provide severance payments to employees in accordance with the Company’s severance plan in case Triad is placed into bankruptcy or taken over by the Department. At December 31, 2009, the Company had placed assets with a fair value of $8.1 million in the trust. No severance expense is recognized until an employee is notified of a fixed termination date. During 2009, severance costs amounted to $2.1 million.

10.	Reinsurance

Certain premiums and losses are assumed from and ceded to other insurance companies under various reinsurance agreements. Almost all of the reinsurance is on an excess of loss basis and includes lender-sponsored captives and an independent reinsurance company. The ceding agreements principally provide the Company with a risk management tool designed to spread certain layers of risk to others and achieve a more favorable geographic dispersion of risk.

The effects of reinsurance for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Earned premiums:
Direct	$220,530	$318,199
Assumed	—	1
Ceded	(40,872)	(60,777)

Net earned premiums	$179,658	$257,423

Losses and loss adjustment expenses:
Direct	$940,034	$1,073,328
Assumed	—	1
Ceded	(132,407)	(150,028)

Net losses and loss adjustment expenses	$807,627	$923,301

The Company cedes business to captive reinsurance subsidiaries or affiliates of certain mortgage lenders (“captives”) primarily under excess of loss reinsurance agreements. Reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds controlled by the Company.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors credit risk arising from similar geographic regions, activities, or economic characteristics of its reinsurers to minimize its exposure to significant losses from reinsurer insolvency.

11.	Long-Term Stock Incentive Plan

The Company has a stockholder-approved Long-Term Stock Incentive Plan (the “Plan”). Under the Plan, certain directors, officers, and key employees are eligible to receive various share-based compensation awards. Stock options, restricted stock, phantom stock rights and other equity awards may be awarded under the Plan for a fixed number of shares with a requirement for stock options granted to have an exercise price equal to or greater than

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of the shares at the date of grant. Generally, most awards vest over three years. Options granted under the Plan expire no later than ten years following the date of grant. As of December 31, 2009, 1,183,985 shares were reserved and 824,071 shares were available for issuance under the Plan. Gross compensation expense of approximately $1.2 million along with the related tax benefit of approximately $0.4 million was recognized in the financial statements for the year ended December 31, 2009, as compared to gross compensation expense of approximately $4.3 million and the related tax benefit of approximately $1.5 million for the year ended December 31, 2008. For the year ended December 31, 2008, approximately $78,000 of share-based compensation was capitalized as part of deferred acquisition costs.

A summary of option activity under the Plan for the year ended December 31, 2009 is presented below:

		Weighted-	Aggregate	Weighted-Average
	Number of	Average	Intrinsic	Remaining Contractual
	Shares	Exercise Price	Value	Term
		(Dollars in thousands)

Outstanding, January 1, 2009	391,911	$38.80
Granted	—	—
Exercised	—	—
Cancelled	31,997	25.77

Outstanding, December 31, 2009	359,914	39.96	$—	3.8 years

Exercisable, December 31, 2009	359,914	39.96	$—	3.8 years

The fair value of stock options is estimated on the date of grant using a Black-Scholes pricing model. The Company did not grant options in 2009 or 2008, therefore the weighted average assumptions are not applicable for these years. The expected volatilities are based on volatility of the Company’s stock over the most recent historical period corresponding to the expected term of the options. The Company also uses historical data to estimate option exercise and employee terminations within the model. Separate groups of employees with similar historical exercise and termination histories are considered separately for valuation purposes. The risk-free rates for the periods corresponding to the expected terms of the options are based on U.S. Treasury rates in effect on the dates of grant.

A summary of nonvested restricted stock and phantom stock rights activity under the Plan for the year ended December 31, 2009 is presented below:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested, January 1, 2009	281,308	$6.40
Granted	60,794	1.16
Vested	78,609	11.20
Cancelled	—	—

Nonvested, December 31, 2009	263,493	3.76

The fair value of restricted stock and phantom stock rights are determined based on the closing price of the Company’s shares on the grant date. The weighted-average grant-date fair value of restricted stock and phantom stock rights granted during the years ended December 31, 2009 and 2008 was $1.16 and $3.80, respectively.

As of December 31, 2009, there was $297,503 of unrecognized compensation expense related to nonvested stock options, restricted stock, and phantom stock rights granted under the Plan. That expense is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of stock options, restricted stock and

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

phantom stock rights vested during the years ended December 31, 2009 and 2008 was $0.6 and $4.3 million, respectively.

The Company issues new shares upon exercise of stock options and paid cash upon the vesting of phantom stock rights in 2009.

12.	Fair Value Measurement

Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of December 31, 2009 and 2008 are summarized below:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(Dollars in thousands)

Financial Assets
Fixed maturity securities available-for-sale	$784,830	$784,830	$854,186	$854,186
Equity securities available-for-sale	—	—	583	583
Short-term investments	26,651	26,651	40,653	40,653
Cash and cash equivalents	21,839	21,839	39,940	39,940
Financial Liabilities
Long-term debt	34,540	7,268	34,529	10,124

Valuation Methodologies and Associated Inputs

Investments

Investments that are required to be carried at fair value are measured based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and the Company consistently applies the valuation methodology to measure the security’s fair value. Fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include third-party pricing services, independent broker quotations or pricing matrices. Observable and unobservable inputs are used in the Company’s valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators, industry and economic events are monitored and further market data is acquired if certain triggers are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. In order to validate the pricing information and broker-dealer quotes, the Company relies on, where possible, procedures that include comparisons with similar observable positions, comparisons with subsequent sales, discussions with senior business leaders and brokers and observations of general market movements for those security classes. For those securities trading in less liquid or illiquid markets with limited or no pricing information, unobservable inputs are used in order to measure the fair value of these securities. In cases where this information is not available, such as for privately placed securities, fair value is estimated using an internal pricing matrix. This matrix relies on judgment concerning the discount rate used in calculating expected future cash flows, credit quality, industry sector performance and expected maturity.

Prices received from third parties are not adjusted; however, the third parties’ valuation methodologies and related inputs are analyzed and additional evaluations are performed to determine the appropriate level within the fair value hierarchy.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The observable and unobservable inputs to the Company’s valuation methodologies are based on a set of standard inputs that are generally used to evaluate all of our available-for-sale securities. The standard inputs used are benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Depending on the type of security or the daily market activity, standard inputs may be prioritized differently or may not be available for all available-for-sale securities on any given day.

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

Long-Term Debt

The $35 million outstanding long-term debt is the obligation of TGI and not of Triad. Debt service amounts to $2.8 million per year and is paid by TGI. The primary source of funds for the TGI debt service has been the interest paid by Triad on the $25 million surplus note. Triad’s interest payment to TGI has historically provided $2.2 million of the required $2.8 million on an annual basis. Effective with the first Corrective Order, Triad is now prohibited from paying interest and principal on the $25 million surplus note to TGI. The Company does not believe the prohibition will be lifted for the foreseeable future. TGI has continued to make the debt service payments of $2.8 million per year from its existing sources of funds. At December 31, 2009, total cash and invested assets at TGI was approximately $8.7 million. Given the limited sources of funds available to service the long-term debt and the continued deterioration in the Company’s financial condition, the fair value of the Company’s long-term debt at December 31, 2009 was calculated using discounted cash flow methodology giving effect only to the anticipated interest payments based upon available funds at December 31, 2009. The fair value of the Company’s long-term debt at December 31, 2008 was calculated utilizing a discounted present value methodology for the repayment of the principle at maturity utilizing credit spreads for non-investment grade securities with similar maturities.

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

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An asset’s or a liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company did not have any material assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2009. The following table summarizes the assets measured at fair value on a recurring basis and the source of the inputs in the determination of fair value as of December 31, 2009 and 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)

Assets
Securities available-for-sale
Fixed maturities	$784,830	$—	$782,836	$1,994
Short-term investments	26,651	—	26,651	—
Cash and cash equivalents	21,839	—	21,839	—

Total	$833,320	$—	$831,326	$1,994

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)

Assets
Securities available-for-sale
Fixed maturities	$854,186	$—	$851,651	$2,535
Equity securities	583	583	—	—
Short-term investments	40,653	—	40,653	—
Cash and cash equivalents	39,940	—	39,940	—

Total	$935,362	$583	$932,244	$2,535

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant unobservable inputs (Level 3) were used in determining the fair value on certain bonds in the fixed maturities portfolio during this period. The following table provides a reconciliation of the beginning and ending balances of these Level 3 bonds and the related gains and losses related to these assets during 2009 and 2008, respectively.

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)

Certain Bonds in Fixed Maturities AFS Portfolio

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Beginning balance	$2,535	$7,402
Total gains and losses (realized and unrealized):
Included in operations	(341)	(270)
Included in other comprehensive income	293	(819)
Purchases, issuances and settlements	(493)	(3,983)
Transfers in and/or out of Level 3	—	205

Ending balance	$1,994	$2,535

The amount of total gains and losses for the period included in operations attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(49)	$(1,815)

13.	Long-term Debt

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

As a result of the transition into run-off, the Company recorded an estimated pre-tax charge of approximately $8.3 million in other operating costs on the Statements of Operations for the quarter ended June 30, 2008. These charges included approximately $7.1 million in severance and related personnel costs, approximately $1.0 million related primarily to the abandonment of a portion of the Company’s main office lease that is expected to continue through 2012, and approximately $0.2 million related to the termination of certain other leases, including those related to underwriting offices, equipment and automobiles. At December 31, 2009, there remained approximately $0.6 million of accrued severance and related personnel costs and approximately $0.1 million of lease abandonment costs. Due to the subleasing arrangement related to the sale of the mortgage insurance operating platform, the Company recorded a reduction in the lease abandonment estimate established at June 30, 2008 of $0.2 million.

Subsequent to 2008, the Company has recorded an additional $0.4 million in employee severance costs related to supplemental reductions in the workforce as the run-off continues. For the majority of these individuals, the severance payment is made as a single lump sum payment in the month following termination.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Other Income

On December 1, 2009, the Company sold its information technology and operating platform to Essent, an unrelated new mortgage insurer. Under the terms of the purchase agreement, Essent acquired all of the proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for up to $30 million in cash and the assumption by Essent of certain contractual obligations. Approximately $15 million of the consideration is fixed and up to an additional $15 million is contingent on Essent writing a certain minimum amount of insurance in the five-year period following closing. During the 2009 fourth quarter, the Company received the initial $10 million installment of the purchase price and recorded a gain of approximately $12 million related to the fixed component of the purchase agreement. Essent has established its operations and technology center in Winston-Salem, North Carolina and a number of the former information technology and operations employees have joined Essent as contemplated by the agreement. At the closing of the transaction with Essent, the Company also entered into a services agreement, pursuant to which Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad. Until December 2010, the Company pays a pre-determined amount for each month of service; after December 2010 the fees will be based on the number of policies in force.

16.	Contingencies

The Company is involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below.

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief. The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action. Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. The total amount of risk originated under the AHM master policies, accounting for any applicable stop loss limits associated with modified pool contracts, was $1.6 billion, of which $1.1 billion remains in force at December 31, 2009. Triad continues to accept premiums and process claims under the master policies but, as a result of this action, Triad ceased remitting claim payments to companies servicing loans originated by AHM. Both premiums and claim payments subsequent to the filing of the complaint have been segregated pending resolution of this action. We have not recognized any benefit in our financial statements pending the outcome of the litigation.

On November 4, 2009, AHM filed an action in the Bankruptcy Court seeking to recover $7.6 million of alleged preferential payments made to Triad. AHM alleges that such payments constitute a preference and are subject to recovery by the bankrupt estate. The time period in which to respond to this request has been tolled pending settlement discussions in the above referenced AHM matter. In the event a settlement is not successfully concluded, Triad intends to vigorously defend this matter.

On December 11, 2009, American Home Mortgage Servicing filed a complaint against Triad for damages, declaratory relief, and injunction in the United States District Court, Northern District of Texas. The complaint alleges that Triad denied payment on legitimate claims on 15 mortgage insurance loans and seeks damages, a declaration that our mortgage insurance policies prohibit denial of claim without evidence of harm, and an injunction against future like denials.

On February 6, 2009, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina. The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 26, 2006 and April 1, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers. The court has appointed lead counsel for the plaintiff and an amended complaint was filed on June 22, 2009. We filed our motion to dismiss the amended complaint on August 21, 2009 and the plaintiff filed its opposition to the motion to dismiss on October 20, 2009. Our reply was filed on November 19, 2009.

17.	Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this annual report on Form 10-K require potential adjustment or disclosure in the financial statements. In March 2010, the Company entered into a commutation agreement with its largest captive reinsurance partner. Under terms of the commutation agreement, the Company will assume all liability for the existing and future claims covered by the reinsurance and trust agreement in exchange for the entire trust balance of approximately $142.0 million. As a result of the transaction, cash and investments will increase and reinsurance recoverable will decrease on the balance sheet. The Company does not expect the transaction will have any impact on the statement of operations for the first quarter of 2010. The Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its Consolidated Financial Statements.

On March 5, 2010, Countrywide Home Loans, Inc. filed a lawsuit in the Los Angeles County Superior Court of the State of California alleging breach of contract and seeking a declaratory judgment that bulk rescissions of flow loans is improper and that Triad is improperly rescinding loans under the terms of its master policies. Triad intends to vigorously defend this matter.

SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
TRIAD GUARANTY INC.
December 31, 2009

			Amount at
	Cost or		Which Shown
	Amortized	Fair	in Balance
	Cost	Value	Sheet
	(Dollars in thousands)

Fixed maturity securities, available-for-sale:
Bonds:
U. S. government and agencies	$24,958	$25,261	$25,261
Foreign government and corporate debt	9,991	10,302	10,302
Corporate debt	468,999	501,000	501,000
Residential mortgage-backed	102,391	107,405	107,405
Asset-backed	36,844	39,392	39,392
State and municipal bonds	94,966	101,470	101,470

Total	738,149	784,830	784,830
Equity securities, available-for-sale:
Short-term investments	26,650	26,651	26,651

Total investments other than investments in related parties	$764,799	$811,481	$811,481

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
TRIAD GUARANTY INC.
(Parent Company)

	December 31,
	2009	2008
	(Dollars in thousands)

ASSETS
Fixed maturities, available-for-sale	$4,710	$5,045
Notes receivable from subsidiary	—	25,000
Short-term investments	956	1,752
Cash	3,016	3,963
Accrued investment income	77	2,244
Income taxes recoverable	—	53
Other assets	182	1

Total assets	$8,941	$38,058

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities:
Long-term debt	$34,540	$34,529
Accrued interest	1,275	1,275
Investment in subsidiaries’ deficit	679,469	138,918
Accrued expenses and other liabilities	15	2

Total liabilities	715,299	174,724
Stockholders’ (deficit) equity:
Common stock	153	151
Additional paid-in capital	113,848	112,629
Accumulated other comprehensive income	30,782	6,063
Retained earnings (accumulated deficit)	(851,141)	(255,509)

Total stockholders’ (deficit) equity	(706,358)	(136,666)

Total liabilities and stockholders’ (deficit) equity	$8,941	$38,058

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Revenue:
Investment income:
Interest (loss) income	$(1,873)	$3,040
Realized investment (loss) gains	(24,977)	3,188

Net investment (loss) income	(26,850)	6,228
Other Income	2,248	—

	(24,602)	6,228
Expenses:
Interest expense	2 ,776	3,558
Operating expenses	3 ,116	4,527

	5,892	8,085

Loss before federal income taxes and deficit in undistributed loss of subsidiaries	(30,494)	(1,857)
Income tax benefit:
Current	24	831
Deferred	38	3,837

	62	4,668

(Loss) Income before equity in undistributed loss of subsidiaries	(30,432)	2,811
Equity in undistributed loss of subsidiaries	(565,200)	(633,938)

Net loss	$(595,632)	$(631,127)

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Operating Activities:
Net loss	$(595,632)	$(631,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in undistributed loss of subsidiaries	565,200	633,938
Accrued investment loss (income)	2,167	(731)
Other assets	(181)	366
Deferred income taxes	(38)	(3,837)
Income taxes recoverable	53	76
Accretion of discount on investments	(11)	39
Amortization of deferred compensation	1,220	4,257
Amortization of debt issue costs	11	9
Accrued interest	—	(80)
Realized investment losses (gains) on securities	24,977	(3,188)
Other liabilities	13	(972)
Other operating activities	87	(37)

Net cash used in operating activities	(2,134)	(1,287)
Investing Activities:
Fixed maturities:
Purchases	(1,864)	(5,131)
Sales and maturities	2,255	41,855
Equity securities:
Sales	—	44,295
Change in short-term investments	796	2,217

Net cash (used in) provided by investing activities	1,187	83,236
Financing Activities:
Proceeds from revolving credit facility	—	(80,000)
Excess tax benefits related to share based payments	—	15

Net cash provided by (used in) financing activities	—	(79,985)

(Decrease) Increase in cash	(947)	1,964
Cash at beginning of year	3,963	1,999

Cash at end of year	$3,016	$3,963

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TRIAD GUARANTY INC.
(Parent Company)
SUPPLEMENTARY NOTES

1.	Basis of Presentation and Significant Accounting Policies

In the parent company financial statements, investment in subsidiaries is stated at cost plus equity in undistributed losses of the subsidiaries. Dividends received from the subsidiaries are shown as investment income. The share of net income of subsidiaries is included in income using the equity method. The accompanying parent company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included as part of this annual report on Form 10-K.

2.	Nature of Operations

Triad Guaranty Inc. (“TGI”) is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”), historically has provided mortgage insurance coverage in the United States. Unless the context requires otherwise, references to “Triad” in this annual report on Form 10-K refer to the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”). References to the “Company” refer collectively to the operations of TGI and Triad. Mortgage insurance allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market and protects lenders from credit default-related expenses. Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating its business in run-off under two Corrective Orders issued by the Illinois Department of Insurance (the “Department”). The first Corrective Order was issued in August 2008. The second Corrective Order was issued in March 2009 and subsequently amended in May 2009. As used in these financial statements, the term “run-off” means writing no new mortgage insurance policies, but continuing to service existing policies. Servicing existing policies includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate the Company’s loss; reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the two Corrective Orders issued by the Department. The term “settled,” as used in these financial statements in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by its policyholders. Prior to June 1, 2009, valid claims were settled solely by a cash payment. Effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”). The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, and include restrictions on the payment of claims.

3.	Going Concern

The Company prepares its financial statements presented in this annual report on Form 10-K in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders were prepared in accordance with Statutory Accounting Principles (“SAP”) as set forth in the Illinois Insurance Code or prescribed by the Department. The primary differences between GAAP and SAP for Triad at December 31, 2009 were the methodology utilized for the establishment of reserves and the reporting requirements relating to the DPO stipulated in the second Corrective Order. A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP. A deficiency in policyholders’ surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP. A deficit in assets is not necessarily a measure of insolvency. However, the Company believes that if Triad were to report an other-than-temporary deficiency in policyholders’ surplus under SAP, Illinois law may require the Department to seek receivership of Triad, which could lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws. The second Corrective Order attempts to mitigate the possibility of a deficiency in policyholders’ surplus by providing for the settlement of claims 60% in cash and 40% in the form of a DPO, which is accounted for as a component of policyholders’ surplus under SAP.

The Company has prepared its financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, there is substantial doubt as to the Company’s ability to continue as a going concern. This uncertainty is based on, among other things, the possible inability of Triad to comply with the provisions of the Corrective Orders, the Company’s recurring losses from operations and the Company reporting an increasing deficit in assets as of the end of the last two years. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

The Company incurred significant operating losses in 2009 and 2008 which resulted in a deficit in assets of $706.4 million at December 31, 2009. The ongoing operating losses and the deficit in assets is primarily the result of increased defaults and higher reserves relating to the mortgages that the Company has insured. Contributing to the defaults and claims have been declines in U.S home prices, particularly in certain distressed markets, tightened credit markets, rising unemployment, and the overall effects of the economic recession in the United States. Additionally, the Company is unable to offset these operating losses with revenue from new, potentially more profitable, business as Triad is operating in run-off under the two Corrective Orders issued by the Department and can no longer issue commitments for new insurance.

Triad has entered into two Corrective Orders with the Department. The first Corrective Order was entered into on August 5, 2008 and remains in effect. This Corrective Order was implemented as a result of the Company’s decision to cease writing new mortgage guaranty insurance and to commence a run-off of its existing insurance in force as of July 15, 2008. Among other things, that Corrective Order:

•	Required Triad to submit a corrective plan to the Department;

•	Prohibits all stockholder dividends from Triad to TGI without the prior approval of the Department;

•	Prohibits interest and principal payments on Triad’s surplus note to TGI without the prior approval of the Department;

•	Restricts Triad from making any payments or entering into any transaction that involves the transfer of assets to, or liabilities from, any affiliated parties without the prior approval of the Department;

•	Requires Triad to obtain prior written approval from the Department before entering into certain transactions with unaffiliated parties;

•	Requires Triad to meet with the Department in person or via teleconference as necessary; and

•	Requires Triad to furnish to the Department certain reports, agreements, actuarial opinions and information on an ongoing basis at specified times.

The Company submitted a corrective plan to the Department as required under the initial Corrective Order. The corrective plan included, among other items, a five-year statutory financial projection for Triad and a detailed description of the Company’s planned course of action to address its financial condition. The financial projections that form the basis of the corrective plan were prepared in accordance with SAP set forth in the Illinois Insurance Code. The Company received approval of the corrective plan from the Department in October 2008.

Following the approval of the initial corrective plan, in the first quarter of 2009 the Company revised the assumptions initially utilized as a result of continued deteriorating economic conditions impacting its financial condition, results of operations and future prospects. The revised assumptions produced a range of potential ultimate outcomes for the run-off, but included projections showing that absent additional action by the Department or favorable changes in the Company’s business, Triad would have reported a deficiency in policyholders’ surplus as calculated in accordance with SAP as early as March 31, 2009. If this statutory insolvency had occurred, the Department likely would have instituted a receivership proceeding against Triad, which in turn would likely have led to the institution of bankruptcy proceedings by TGI. In an effort to protect existing policyholders, the

Department issued the second Corrective Order effective on March 31, 2009, as amended on May 26, 2009. The second Corrective Order stipulates or prescribes:

•	Effective June 1, 2009, all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by recording a DPO;

•	At March 31, 2009, Triad was required to adjust surplus and reserves reflecting the impact of the second Corrective Order on future settled claims;

•	The DPO requires that Triad accrue a carrying charge based on the investment yield earned by Triad’s investment portfolio;

•	Triad will establish an escrow account at least equal to the DPO balance and any associated carrying charges;

•	Triad will require that any risk or obligation of any captive reinsurer must be paid in full, and will deposit any excess reinsurance recovery above the 60% cash payment into an escrow account;

•	Payment of the DPO and the carrying charge is subject to Triad’s future financial performance and requires the approval of the Department;

•	Procedures to account for the impact of the second Corrective Order in the financial statements prepared in accordance with SAP;

•	Upon payment of a claim under these provisions, Triad is deemed to have fully satisfied its obligations under the respective insurance policy;

•	Other restrictions and requirements affecting the payment and transferability of the DPOs and associated carrying charge; and

•	Certain reporting requirements.

The DPO recording requirements of the second Corrective Order became effective on June 1, 2009. At December 31, 2009, the recorded DPO, including a carrying charge of $2.1 million, amounted to $168.4 million. The recording of a DPO does not impact reported settled losses as the Company continues to report the entire amount of a claim in its statement of operations. The accounting for the DPO on a SAP basis is similar to a surplus note which is reported as a component of statutory surplus; accordingly, any repayment of the DPO or the associated carrying charge requires approval of the Department. However, in the Company’s financial statements prepared in accordance with GAAP included in this report, the DPO is reported as a liability.

The Company’s recurring losses from operations and the resulting decline in Triad’s policyholders’ surplus as calculated in accordance with SAP increases the likelihood that Triad will be placed into conservatorship or liquidated and raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements that are presented in this annual report on Form 10-K do not include any adjustments that reflect the financial risks of Triad entering receivership proceedings and assume that it will continue as a going concern. The Company expects losses from operations to continue and its ability to continue as a going concern is dependent on the successful implementation of its revised corrective plan.

4.	Investments

The cost or amortized cost and the fair value of investments, other than the investment in the subsidiaries held by TGI, is as follows:

	At December 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

Fixed maturity securities:
US government and agencies	$232	$—	$—	$232
Corporate debt	4,371	107	—	4,478

Total	4,603	107	—	4,710
Short-term investments	955	1	—	956

Total	$5,558	$108	$—	$5,666

	At December 31, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)

Fixed maturity securities:
Corporate	$5,040	$5	$—	$5,045

Total	5,040	5	—	5,045
Short-term investments	1,752	—	—	1,752

Total	$6,792	$5	$—	$6,797

Major categories of TGI’s investment income are summarized as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Income:
Fixed maturities	$219	$485
Cash and short-term investments	70	371
Interest on note receivable from subsidiary (Note 5)	(2,156)	2,225

	(1,867)	3,081
Expenses	6	41

Net investment income	$(1,873)	$3,040

5.	Note Receivable from Subsidiary

In 1998, TGI contributed $25.0 million to Triad in exchange for a surplus note that bears interest at 8.9%. The $25.0 million note receivable reflects a surplus note on the books of Triad. The terms of the surplus note currently prohibit the payment of interest by Triad. Additionally, the Corrective Orders prohibit the payment of interest or principal on the surplus note without the prior approval of the Department. Triad does not anticipate being able to resume the payment of interest or principal for the foreseeable future. Therefore, for the year ended December 31, 2009, it was determined that the ability of TGI to collect the $25.0 million note receivable and related accrued interest from Triad was highly unlikely and, therefore, TGI recorded an other-than-temporary impairment of both the note receivable and the $4.4 million of accrued interest. This other-than-temporary impairment did not affect TGI’s consolidated results of operations.

6.	Long-term Debt

In 1998, the Company completed a $35.0 million private offering of notes due January 15, 2028. Proceeds from the offering, net of debt issue costs, totaled $34.5 million. The notes, which represent unsecured obligations of the Company, bear interest at a rate of 7.9% per annum and are non-callable.

SCHEDULE IV — REINSURANCE
TRIAD GUARANTY INC.
MORTGAGE INSURANCE PREMIUM EARNED
Years Ended December 31, 2009 and 2008

		Ceded To	Assumed		Percentage of
	Gross	Other	From Other	Net	Amount Assumed
	Amount	Companies	Companies	Amount	to Net
	(Dollars in thousands)

2009	$220,530	$40,872	$—	$179,658	0.0%
2008	$318,199	$60,777	$1	$257,423	0.0%

EXHIBIT INDEX
Form 10-K for Fiscal Year Ended December 31, 2009

Exhibit
Number	Description of Document

2.1	Asset Purchase Agreement between Triad Guaranty, Inc., Triad Guaranty Insurance Corporation and Essent Guaranty, Inc., dated October 7, 2009; previously filed as Exhibit 10.60 to the Registrant’s Current Report on Form 8-K, filed October 7, 2009, and herein incorporated by reference.
3.1	Certificate of Incorporation of the Registrant, as amended May 23, 1997; previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed August 12, 1997, and herein incorporated by reference.
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant, effective as of May 20, 1998; previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed April 1, 2008, and herein incorporated by reference.
3.3	Bylaws of the Registrant, as amended on March 21, 2003; previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003, and herein incorporated by reference.
3.4	Amendment to Bylaws of the Registrant, effective November 20, 2008; previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed November 25, 2008, and herein incorporated by reference.
4.1	Form of common stock certificate; previously filed as Exhibit 4 to the Registrant’s Registration Statement on Form S-1, filed October 22, 1993, and herein incorporated by reference.
4.2	Indenture, dated as of January 15, 1998, between the Registrant and Bankers Trust Company; previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 26, 1998, and herein incorporated by reference.
10.6	Registration Agreement among the Registrant, Collateral Investment Corp. and Collateral Mortgage, Ltd.; previously filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed March 28, 1994, and herein incorporated by reference.
10.21	Excess of Loss Reinsurance Agreement, effective as of December 31, 1999, between Triad Guaranty Insurance Corporation, Capital Mortgage Reinsurance Company and Federal Insurance Company; previously filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 29, 2000, and herein incorporated by reference.
10.22	Excess of Loss Reinsurance Agreement, effective as of January 1, 2001, between Triad Guaranty Insurance Corporation and Ace Capital Mortgage Reinsurance Company; previously filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 30, 2001, and herein incorporated by reference.
10.23	Employment Agreement, dated May 1, 2002, between the Registrant and Earl F. Wall; previously filed as Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed August 14, 2002, and herein incorporated by reference.*
10.26	Employment Agreement, dated June 14, 2002, between the Registrant and Kenneth C. Foster; previously filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003, and herein incorporated by reference.*
10.27	Consulting Agreement, dated December 9, 2004, by and between the Registrant, Triad Guaranty Insurance Corporation, Triad Guaranty Assurance Company and Collateral Mortgage, Ltd.; previously filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 14, 2005, and herein incorporated by reference.
10.28	Agreement for Administrative Services, effective January 1, 2005, between and among Collateral Mortgage, Ltd., Collat, Inc., New South Federal Savings Bank, the Registrant and Triad Guaranty Insurance Corporation; previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 14, 2005, and herein incorporated by reference.
10.30	Exchange Agreement, dated as of May 18, 2005, by and among the Registrant, Collateral Investment Corp. and the Shareholders of Collateral Investment Corp. listed on the signature pages thereto; previously filed as Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed August 8, 2005, and herein incorporated by reference.

Exhibit
Number	Description of Document

10.32	Employment Agreement and Related Letter of Agreement, dated September 9, 2005, between the Registrant and Mark K. Tonnesen; previously filed as Exhibit 10.32 to the Registrant’s Current Report on Form 8-K, filed September 16, 2005, and herein incorporated by reference.*
10.35	Form of Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.35 to the Registrant’s Current Report on Form 8-K, filed May 23, 2006, and herein incorporated by reference.*
10.37	Agreement, dated March 30, 2006, entered into between the Registrant and Kenneth W. Jones; previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 5, 2006, and herein incorporated by reference.*
10.40	Amendment to Letter Agreement, dated December 26, 2006, between Mark K. Tonnesen and the Registrant; previously filed as Exhibit 10.40 to the Registrant’s Current Report on Form 8-K, filed December 28, 2006, and herein incorporated by reference.*
10.41	Executive/Key Employee Phantom Stock Award Agreement between the Registrant and Mark K. Tonnesen, dated December 26, 2006; previously filed as Exhibit 10.41 to the Registrant’s Current Report on Form 8-K, filed December 28, 2006, and herein incorporated by reference.*
10.43	Form of Executive/Key Employee Restricted Stock Agreement under Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 16, 2007, and herein incorporated by reference.*
10.44	Form of Executive Stock Option Agreement under Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 16, 2007, and herein incorporated by reference.*
10.45	Form of Outside Director Restricted Stock Agreement under Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 16, 2007, and herein incorporated by reference.*
10.46	Form of Outside Director Stock Option Agreement under Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 16, 2007, and herein incorporated by reference.*
10.47	Summary of Director Compensation Plan, effective as of May 17, 2007; previously filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed April 1, 2008, and herein incorporated by reference.*
10.48	Credit Agreement, dated as of June 28, 2007, among the Registrant, Bank of America, N.A., and the other lenders party thereto; previously filed as Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed August 9, 2007, and herein incorporated by reference.
10.49	Form of 2008 Executive/Key Employee Restricted Stock Award Agreement pursuant to the 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.48 to the Registrant’s Current Report on Form 8-K, filed March 4, 2008 and herein incorporated by reference.*
10.50	Employment Agreement, dated March 28, 2008, between the Registrant and Kenneth C. Foster; previously filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed April 1, 2008, and herein incorporated by reference.*
10.51	Summary of 2008 Executive Retention Program; previously filed as Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 12, 2008, and herein incorporated by reference.*
10.52	Summary of 2008 Executive Severance Program; previously filed as Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 12, 2008, and herein incorporated by reference.*
10.53	Amended and Restated Employment Agreement, dated April 23, 2008, between the Registrant and Mark K. Tonnesen; previously filed as Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 12, 2008, and herein incorporated by reference.*
10.54	Letter Agreement, dated July 17, 2008, between the Registrant and Mark K. Tonnesen; previously filed as Exhibit 10.54 to the Registrant’s Current Report on Form 8-K, filed July 17, 2008, and herein incorporated by reference.*

Exhibit
Number	Description of Document

10.55	Letter Agreement, dated July 17, 2008, between the Registrant and William T. Ratliff, III; previously filed as Exhibit 10.55 to the Registrant’s Current Report on Form 8-K, filed July 17, 2008, and herein incorporated by reference.*
10.56	Letter Agreement, dated October 22, 2008, between the Registrant and Kenneth W. Jones; previously filed as Exhibit 10.56 to the Registrant’s Current Report on Form 8-K, filed October 22, 2008, and herein incorporated by reference.*
10.57	Summary of 2009 Executive Compensation Program; previously filed as Exhibit 10.57 to the Registrant’s Current Report on Form 8-K, filed November 25, 2008, and herein incorporated by reference.*
10.58	Form of Executive/Key Employee Phantom Stock Award Agreement under Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.58 to the Registrant’s Current Report on Form 8-K, filed January 29, 2009, and herein incorporated by reference.*
10.59	Summary of Board of Directors Compensation Program, effective October 2008, previously filed as Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K, filed March 16, 2009, and herein incorporated by reference.*
10.60	Services Agreement between Triad Guaranty, Inc., Triad Guaranty Insurance Corporation and Essent Guaranty, Inc., effective December 1, 2009.
10.61	Summary of Board of Directors Compensation Program, effective October 1, 2009.*
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22342.

*	Management contract or compensatory plan or arrangement.

**	The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32.1 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.