Form 10-Q
period 2010-03-31
TRIAD GUARANTY INC
filed 2010-05-11
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Number of shares of common stock, par value $0.01 per share, outstanding as of May 3, 2010 was 15,258,128.

TRIAD GUARANTY INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except per share data)	2010	2009
	(unaudited)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $762,111 and $738,149)	$811,040	$784,830
Short-term investments	146,075	26,651
Total invested assets	957,115	811,481
Cash and cash equivalents	38,662	21,839
Accrued investment income	9,458	9,048
Property and equipment	3,099	3,515
Reinsurance recoverable, net	52,963	233,499
Other assets	41,849	45,444
Total assets	$1,103,146	$1,124,826

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Losses and loss adjustment expenses	$1,468,719	$1,537,043
Unearned premiums	12,210	12,153
Long-term debt	34,543	34,540
Deferred payment obligation	229,953	168,386
Accrued interest	1,785	2,476
Accrued expenses and other liabilities	88,682	76,586
Total liabilities	1,835,892	1,831,184
Commitments and contingencies - Note 5
Stockholders' deficit:
Preferred stock, par value $0.01 per share --- authorized 1,000,000
shares; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share --- authorized 32,000,000
shares; issued and outstanding 15,258,128 shares	153	153
Additional paid-in capital	113,939	113,848
Accumulated other comprehensive income, net of income tax liability
of $17,292 and $16,575	32,114	30,782
Accumulated deficit	(878,952)	(851,141)
Deficit in assets	(732,746)	(706,358)
Total liabilities and stockholders' deficit	$1,103,146	$1,124,826

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2010	2009

Revenue:
Premiums written:
Direct	$54,393	$55,623
Ceded	(8,202)	(11,130)
Net premiums written	46,191	44,493
Change in unearned premiums	(303)	(135)
Earned premiums	45,888	44,358

Net investment income	9,873	11,192
Net realized investment losses	(242)	(4,565)
Other (losses) income	(8)	2
	55,511	50,987

Losses and expenses:
Net losses and loss adjustment expenses	72,238	101,577
Interest expense	2,469	694
Other operating expenses	9,332	9,411
	84,039	111,682
Loss before income tax benefit	(28,528)	(60,695)
Income tax benefit:
Deferred	(717)	(5,521)
	(717)	(5,521)
Net loss	$(27,811)	$(55,174)

Loss per common and common equivalent share:
Basic and diluted	$(1.84)	$(3.68)

Shares used in computing loss per common and common equivalent share:
Basic and diluted	15,099,299	14,993,742

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009

Operating activities
Net loss	$(27,811)	$(55,174)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	(68,267)	75,001
Accrued expenses and other liabilities	12,096	14,960
Deferred payment obligation	61,567	-
Income taxes recoverable	-	78
Reinsurance, net	180,536	(31,459)
Accrued investment income	(410)	(161)
Net realized investment losses	242	4,565
Provision for depreciation	414	649
(Amortization of premium) Accretion of discount on investments	(523)	285
Deferred income taxes	(717)	(5,521)
Real estate acquired in claim settlement, net of write-downs	-	187
Accrued interest	(691)	(691)
Other assets	728	357
Other operating activities	90	259
Net cash provided by operating activities	157,254	3,335

Investing activities
Securities available-for-sale:
Purchases – fixed maturities	(72,318)	(88,391)
Sales – fixed maturities	174	20,010
Maturities – fixed maturities	50,553	18,928
Sales – equities	2	4
Purchases of other investments	581	-
Net (increase) decrease in short-term investments	(119,425)	27,566
Property and equipment	2	2
Net cash used in investing activities	(140,431)	(21,881)

Net change in cash and cash equivalents	16,823	(18,546)
Cash and cash equivalents at beginning of period	21,839	39,940
Cash and cash equivalents at end of period	$38,662	$21,394

Supplemental schedule of cash flow information
Cash paid during the period for:
Interest	$1,383	$1,383

See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

1.  The Company

Triad Guaranty Inc. (“TGI”) is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”), historically has provided mortgage insurance coverage in the United States.  Unless the context requires otherwise, references to “Triad” in this quarterly report on Form 10-Q refer to the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”).  References to the “Company” refer collectively to the operations of TGI and Triad.  Mortgage insurance allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market and protects lenders from credit default-related expenses.

TGIC is an Illinois-domiciled insurance company and TGAC is an Illinois-domiciled reinsurance company. The Illinois Department of Insurance (the “Insurance Department”) is the primary regulator of both TGIC and TGAC.  The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of our insurance business.  Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating its business in run-off under two Corrective Orders issued by the Department.  The first Corrective Order was issued in August 2008.  The second Corrective Order was issued in March 2009 and subsequently amended in May 2009.  As used in these financial statements, the term "run-off" means writing no new mortgage insurance policies, but continuing to service existing policies.  Servicing existing policies includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate our loss; reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the two Corrective Orders issued by the Department.  The term “settled,” as used in these financial statements in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by our policyholders.  Prior to June 1, 2009, valid claims were settled solely by a cash payment.  Effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”).  The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, and include restrictions on the payment of claims.

2.  Going Concern

The Company prepares its financial statements presented in this quarterly report on Form 10-Q in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders were prepared in accordance with Statutory Accounting Principles (“SAP”) as set forth in the Illinois Insurance Code or prescribed by the Department.  The primary differences between GAAP and SAP for Triad at March 31, 2010 were the methodology utilized for the establishment of reserves and the reporting requirements relating to the DPO stipulated in the second Corrective Order.  A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP.  A deficiency in policyholders’ surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP.  A deficit in assets is not necessarily a measure of insolvency.  However, the Company believes that if Triad were to report an other-than-temporary deficiency in policyholders’ surplus under SAP, Illinois law may require the Department to seek receivership of Triad, which could lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.  The second Corrective Order attempts to mitigate the possibility of a deficiency in policyholders’ surplus by providing for the settlement of claims 60% in cash and 40% in the form of a DPO, which is accounted for as a component of policyholders’ surplus under SAP.

The Company has prepared its financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to the Company's ability to continue as a going concern.  This uncertainty is based on, among other things, the possible inability of Triad to comply with the provisions of the Corrective Orders, the Company's recurring losses from operations and the Company’s $732.7 million deficit in assets.  The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

The Company incurred significant operating losses beginning in 2007, and continuing through the first quarter of 2010, which has resulted in a deficit in assets of $732.7 million at March 31, 2010.  The ongoing operating losses and the deficit in assets are primarily the result of the large amount of settled claims, a large number of insured policies in default, and the related loss reserves established.  Contributing to the defaults and claims have been declines in U.S home prices, particularly in certain distressed markets, tightened credit markets, rising unemployment, and the overall effects of the economic recession in the United States.  Additionally, the Company is unable to offset these operating losses with revenue from new, potentially more profitable, business as Triad is operating in run-off under the two Corrective Orders issued by the Department and can no longer issue commitments for new insurance.

As noted above, effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a DPO.  Absent the accounting treatment required by the recording of the DPO, Triad would have reported a deficiency in policyholders’ surplus of $687.3 million at March 31, 2010 under SAP.  Payment of the carrying charges and the DPO will be subject to Triad’s future financial performance and will require approval of the Department.  Failure to comply with the provisions of the Corrective Orders could result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad. Any actions like this would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.  The ability to successfully comply with the Corrective Orders and maintain statutory solvency by management is unknown at this time and is dependent upon many factors, including improved macroeconomic conditions in the United States.

3.  Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or subsequent quarterly periods.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Consolidation

The consolidated financial statements include the accounts of TGI and its wholly owned subsidiary, TGIC, including TGIC’s wholly-owned subsidiary, TGAC.  All significant intercompany accounts and transactions have been eliminated.

Corrective Orders, Dividend Restrictions, and Statutory Results

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

The DPO recording requirements of the second Corrective Order became effective on June 1, 2009.  At March 31, 2010, the recorded DPO, including a carrying charge of $3.8 million, amounted to $230.0 million.  The recording of a DPO does not impact reported settled losses as the Company continues to report the entire amount of a claim in its statement of operations.  The accounting for the DPO on a SAP basis is similar to a surplus note which is reported as a component of statutory surplus; accordingly, any repayment of the DPO or the associated carrying charge requires approval of the Department.  However, in the Company’s financial statements prepared in accordance with GAAP included in this report, the DPO is reported as a liability.  At March 31, 2010, the cumulative effect of this requirement on statutory policyholders’ surplus was to increase statutory policyholders’ surplus by $778.4 million over the amount that would have been reported absent the second Corrective Order.  There was no such impact to loss reserves or stockholders’ equity calculated on a GAAP basis.

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

Reinsurance

Prior to entering into run-off, Triad entered into various captive reinsurance agreements that were designed to allow lenders to share in the risks of mortgage insurance.  Under the typical captive reinsurance agreement, a captive reinsurer, generally an affiliate of the lender, assumed a portion of the risk associated with the lender’s book of business insured by Triad in exchange for a percentage of the premiums that Triad collected.  All of Triad’s captive reinsurance agreements include, among other things, minimum capital requirements and excess-of-loss provisions that provide for defined aggregate layers of coverage and a maximum exposure limit for the captive reinsurer.  In accordance with the excess-of-loss provisions, Triad retains the first loss position on the first aggregate layer of risk and reinsures a second defined aggregate layer with the captive reinsurer.  Triad generally retains the remaining risk above the defined aggregate layer reinsured with the captive reinsurer.

Although a percentage of premiums and certain reserves and losses are ceded to the captive reinsurer under the captive reinsurance agreements, these agreements do not relieve Triad from its obligations to policyholders.  Failure of the captive reinsurer to honor its obligations under the captive reinsurance agreement could result in losses to Triad; consequently, Triad establishes allowances for amounts deemed uncollectible from the captive reinsurer.

Triad requires each captive reinsurer to establish a trust to partially support its obligations under the captive reinsurance agreement.  The captive reinsurer is the grantor of the trust and Triad is the beneficiary of the trust.  The trust agreement that governs each trust requires the captive reinsurer to comply with covenants regarding minimum and ongoing capitalization requirements, required reserves, authorized investments and asset withdrawals.  The trust is funded by ceded premiums from Triad and investment earnings on trust assets, as well as capital contributions by the captive reinsurer.  If certain capitalization requirements of the trust are not maintained, Triad retains the right to terminate the captive reinsurance agreement.  The termination of the captive reinsurance agreement is commonly referred to as a “commutation.”  Upon commutation, Triad receives all remaining trust assets, reduces the reinsurance recoverable for amounts due from the captive reinsurer, and ceases ceding premium to the captive reinsurer.

During the first quarter of 2010, Triad determined that Triad’s two largest captive reinsurers had not maintained the required capitalization in their trusts.  As a result, and with the mutual agreement of each of the captive reinsurers, Triad commuted both of these captive reinsurance agreements during the first quarter and received approximately $188.7 million of aggregate trust assets from the two captive reinsurers.  These two commutations resulted in an increase in the Company’s invested assets and a corresponding decrease in reinsurance recoverable during the quarter ended March 31, 2010.  The commutations had no impact on  results of operations or financial condition for the quarter, as the amount recorded as reinsurance recoverable under the captive reinsurance agreements was limited to the captive reinsurers’ accumulated trust balances (see Note 3 to the consolidated financial statements).  The Company’s receipt of the $188.7 million of trust assets, however, positively impacted its cash flows in the 2010 first quarter.

At March 31, 2010, Triad had approximately $76.9 million in captive reinsurance trust balances supporting the risk transferred to the captive reinsurers.  As Triad cannot force capital contributions by captive reinsurers, the Company limits the amount of benefit recognized on reserves ceded to captives to the trust balance.  As of March 31, 2010, there were certain captive reinsurance agreements where the potential reserves that could be ceded based upon the terms of the captive reinsurance agreements, combined with any unpaid ceded claims, had exceeded the trust balance and the actual reserves ceded were limited to the trust balances.

Loss Reserves

The Company establishes loss reserves to provide for the estimated costs of settling claims on loans reported in default and estimates on loans in default that are in the process of being reported to the Company as of the date of the financial statements.  Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default.  Loss reserves are established by management using historical experience and by making various assumptions and judgments about claim rates (frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default.  The Company’s reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as, among others, default status, policy year, and the number of months the policy has been in default, as well as the combined loan-to-value (“LTV”) ratio.  The Company also incorporates in the calculation of loss reserves the probability that a policy may be rescinded for underwriting violations.

A number of factors can impact the actual frequency and severity realized during the year compared to those utilized in the reserve assumptions at the beginning of the year including: changes in home prices at a faster rate than anticipated; the impact of a higher or lower unemployment rate than anticipated; an unanticipated slowdown or acceleration of the overall economy; or social and cultural changes that are more accepting of mortgage defaults even when the borrower has the ability to pay.  The assumptions utilized in the calculation of the loss reserve estimate are continually reviewed and adjusted as necessary.  Such adjustments are reflected in the financial statements in the periods in which the adjustments are made.

Recent Accounting Pronouncements

Effective March 31, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”).  ASU 2009-17 codifies Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), and amends the consolidation guidance related to a variable interest entity (“VIE”).  Primarily, the current quantitative analysis used under Accounting Standards Codification (“ASC”) Topic 810, Consolidations, will be eliminated and replaced with a qualitative approach that is focused on identifying the variable interest that has the power to direct the activities that most significantly impact the performance of the VIE and absorb losses or receive returns that could potentially be significant to the VIE.  In addition, this new accounting standard will require an ongoing reassessment of the primary beneficiary of the VIE, rather than reassessing the primary beneficiary only upon the occurrence of certain pre-defined events.  ASU 2009-17 was to be effective as of the beginning of the annual reporting period that begins after November 15, 2009, and required the reconsideration of all VIEs for consolidation in which an entity has a variable interest upon the effective date of these amendments.  The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated financial condition and results of operations.

ASU No. 2010-10, Consolidations (Topic 810) - Amendments for Certain Investment Funds (“ASU 2010-10”) defers the effective date of the amendments to the consolidation requirements made by ASU 2009-17 with respect to a company’s interest in an entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, Financial Services - Investment Companies (“ASU 946”) or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC 946.  As a result of the deferral, a company will not be required to apply the ASU 2009-17 amendments to the Subtopic 810-

10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral.  ASU 2010-10 also clarifies that any interest held by a related party should be treated as though it is an entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest.  In addition, ASU 2010-10 clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest.  The provisions of ASU 2010-10 became effective for the Corporation as of January 1, 2010 and did not have a significant impact on the Company’s consolidated financial condition and results of operations.

Effective March 31, 2010, the Company adopted ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.  ASU 2010-06 amends Codification Subtopic 820-10 to now require that (1) a reporting entity must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company has included the disclosures required by ASU 2010-06 in the notes to its consolidated financial statements effective January 1, 2010, except for the disclosures related to Level 3 fair value measurements, which it plans to include in the notes to its consolidated financial statements effective January 1, 2011.

Effective March 31, 2010, the Company adopted ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets (“ASU 2009-16”).  ASU 2009-16 formally codifies SFAS 166, Accounting for Transfers of Financial Assets.  ASU 2009-16 eliminates the concept of a qualifying special-purpose entity (“SPE”) and removes the scope exception for a qualifying SPE from ASC 810, Consolidations.  As a result, previously unconsolidated qualifying SPEs must be re-evaluated for consolidation by the sponsor or transferor.  In addition, this accounting update amends the accounting guidance related to transfers of financial assets in order to address practice issues that have been highlighted by the events of the recent economic decline.  ASU 2009-16 was effective as of the beginning of the annual reporting period that begins after November 15, 2009.  The recognition and measurement provisions are applied to transfers that occur on or after the effective date and all qualifying SPEs that exist on and after the effective date must be evaluated for consolidation.  The adoption of ASU 2009-16 did not have a material impact on the Company’s consolidated financial condition and results of operations.

4.  Litigation

The Company is involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below.

On February 6, 2009, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina.  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between October 26, 2006 and April 1, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers.  The court appointed lead counsel for the plaintiff and an amended complaint was filed on June 22, 2009.  TGI filed its motion to dismiss the amended complaint on August 21, 2009 and the plaintiff filed its opposition to the motion to dismiss on October 20, 2009.  TGI’s reply was filed on November 19, 2009.  Oral arguments on the motion are scheduled for August 30, 2010.

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. The total amount of risk originated under the AHM master policies, accounting for any applicable stop loss limits associated with Modified Pool contracts and less risk originated on policies which have been subsequently rescinded, was $1.5 billion, of which $1.0 billion remains in force at March 31, 2010.  Triad continues to accept premiums and process claims under the master policies but, as a result of this action, Triad ceased remitting claim payments to companies servicing loans originated by AHM.  Both premiums and claim payments subsequent to the filing of the complaint have been segregated pending resolution of this action.  Triad has not recognized any benefit in its financial statements pending the outcome of the litigation.

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

On December 11, 2009, American Home Mortgage Servicing, Inc. filed a complaint against Triad for damages, declaratory relief, and injunction in the United States District Court, Northern District of Texas. The complaint alleges that Triad denied payment on legitimate claims on 15 mortgage insurance loans and seeks damages, a declaration that our mortgage insurance policies prohibit denial of claim without evidence of harm, and an injunction against future like denials.  Triad intends to vigorously defend this matter.

On March 5, 2010, Countrywide Home Loans, Inc. filed a lawsuit in the Los Angeles County Superior Court of the State of California alleging breach of contract and seeking a declaratory judgment that bulk rescissions of flow loans is improper and that Triad is improperly rescinding loans under the terms of its master policies. Triad intends to vigorously defend this matter.

5.  Investments

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

Pursuant to ASC 820, we have categorized available-for-sale securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described herein in Note 6, “Fair Value Measurement”, which also includes additional disclosures regarding our fair value measurements required by ASC 820.

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities as of March 31, 2010 and December 31, 2009 were as follows:

	As of March 31, 2010
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$53,804	$388	$-	$54,192
Foreign government securities	9,993	308	-	10,301
Corporate debt	450,850	33,910	-	484,760
Residential mortgage-backed	110,524	5,231	-	115,755
Commercial mortgage-backed	1,365	-	-	1,365
Asset-backed bonds	27,243	2,333	-	29,576
State and municipal bonds	108,332	6,759	-	115,091
Subtotal, fixed maturities	762,111	48,929	-	811,040
Short term investments	146,075	-	-	146,075
Total securities	$908,186	$48,929	$-	$957,115

	As of December 31, 2009
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$24,957	$303	$-	$25,260
Foreign government securities	9,991	311	-	10,302
Corporate debt	468,998	32,001	-	500,999
Residential mortgage-backed	102,392	5,014	-	107,406
Asset-backed bonds	36,844	2,548	-	39,392
State and municipal bonds	94,967	6,504	-	101,471
Subtotal, fixed maturities	738,149	46,681	-	784,830
Short term investments	26,650	1	-	26,651
Total securities	$764,799	$46,682	$-	$811,481

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

The amortized cost and estimated fair value of fixed maturity available-for-sale securities, at March 31, 2010, are summarized by stated maturity as follows:

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Fair Value

Maturity:
One year or less	$115,877	$118,252
After one year through five years	413,408	442,246
After five years through ten years	87,124	94,523
After ten years	145,702	156,019
Total	$762,111	$811,040

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Realized Gains (Losses) Related to Investments

The details of net realized investment gains (losses) are as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$12	$991
Gross realized losses	(255)	(5,456)
Equity securities:
Gross realized gains	4	4
Gross realized losses	-	(83)
Foreign currency gross realized losses	-	(21)
Other investment gains	(3)	-
Net realized losses	$(242)	$(4,565)

6.  Fair Value Measurement

Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of March 31, 2010 and December 31, 2009 are summarized below:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets
Fixed maturity securities available-for-sale	$811,040	$811,040	$784,830	$784,830
Short-term investments	146,075	146,075	26,651	26,651
Cash and cash equivalents	38,662	38,662	21,839	21,839
Financial Liabilities
Long-term debt	34,543	5,801	34,540	7,268

Valuation Methodologies and Associated Inputs

The Company utilizes the provisions of ASC 820 in its estimation and disclosures about fair value.  ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  ASC 820 applies to other accounting pronouncements that require or permit fair value measurements.  The Company adopted ASC 820 effective for its fiscal year beginning January 1, 2008. Effective for its fiscal year beginning January 1, 2010, the Company adopted the provisions of ASU 2010-06, which amended ASC 820 to require a number of additional disclosures regarding fair value measurements.

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

An asset’s or a liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. An asset’s or liability’s level within the fair value hierarchy is determined at the end of the reporting period. At March 31, 2010, approximately 0.2% of our invested assets were Level 3 securities.

Investments carried at fair value are measured based on assumptions used by market participants in pricing the security.  The Company relies primarily on a third-party pricing service to determine the fair value of its investments. Prices received from third parties are not adjusted; however, the third-party pricing services’ valuation methodologies and related inputs are analyzed and additional evaluations are performed to determine the appropriate level within the fair value hierarchy. Fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities.  In addition to the third-party pricing service, sources of inputs to the market approach may include independent broker quotations or pricing matrices.

Observable and unobservable inputs are used in the valuation methodologies and these are based on a set of standard inputs that are generally used to evaluate all of our available-for-sale securities.  The standard inputs used in order of priority are benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  Depending on the type of security or the daily market activity, standard inputs may be prioritized differently or may not be available for all available-for-sale securities on any given day.  In addition, market indicators, industry and economic events are monitored and further market data is acquired if certain triggers are met.  For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable.

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

The following is a description of the valuation methodologies used in determining the fair value of our assets and liabilities.

Fixed maturities

U.S. Government and agency securities – U.S. Government and agency securities include U.S. Treasury securities, agency/GSE issues, and corporate government-backed obligations issued under the Temporary Liquidity Guarantee Program. The fair value for U.S. Treasury securities is based on regularly updated quotes from active market makers and brokers. The fair value for agency and other government-backed obligations is based on regularly updated dealer quotes, secondary trading levels, and the new issue market. U.S Government and agency securities are categorized as Level 2.

Foreign Government securities – The fair value of Foreign Government securities is based on discounted cash flow models incorporating observable option-adjusted spread features where necessary. Foreign Government securities are generally categorized as Level 2.

Corporate debt – The fair value for corporate debt is based on regularly updated dealer quotes, secondary trading, and the new issue market incorporating observable option-adjusted spread features where necessary. Corporate debt is generally categorized as Level 2.

Residential mortgage-backed securities – Residential mortgage-backed securities include securities issued by the GSEs, the Government National Mortgage Association (GNMA), as well as private-label securities. The fair value of residential mortgage-backed securities is based on prices of similar securities and discounted cash flow analysis incorporating prepayment and default assumptions. Residential mortgage-backed securities are generally categorized as Level 2.

Commercial mortgage-backed securities – The fair value of commercial mortgage-backed securities is based on prices of similar securities and discounted cash flow analysis incorporating prepayment and default assumptions. Commercial mortgage-backed securities are generally categorized as Level 2.

Asset-backed bonds – The fair value of asset-backed bonds is based on prices of similar securities and discounted cash flow analysis incorporating prepayment and default assumptions. Asset-backed bonds are generally categorized as Level 2. For certain securities, if cash flow or other security structure or market information is not available, the fair value may be based on broker quotes or benchmarked to an index. In such instances, these asset-backed bonds are generally categorized as Level 3.

State and municipal bonds – The fair value for state and municipal bonds is based on regularly updated trades, bid-wanted lists, and offerings from active market makers and brokers. Evaluations incorporate current market conditions, trading spreads, spread relationships and the slope of the yield curve, among others. Information is applied to bond sectors and individual bond evaluations are extrapolated. Evaluation for distressed or non-performing bonds may be based on liquidation value or restructuring value. State and municipal bonds are generally categorized as Level 2.

Short-term investments

Money market instruments – The fair value is based on unadjusted quoted prices that are readily and regularly available in active markets. Money market instruments are categorized as Level 1.

Other short-term instruments – Other short-term instruments primarily include discounted and coupon bearing commercial paper. The fair value is based on a matrix-based approach incorporating days to maturity, current rates from market makers, as well as the coupon rate where appropriate. Other short-term instruments are generally categorized as Level 2.

Long-Term Debt

The $35 million outstanding long-term debt is the obligation of TGI and not of Triad.  Debt service amounts to $2.8 million per year and is paid by TGI.  Given the limited sources of funds available to service the long-term debt and the continued deterioration in the Company’s financial condition, the fair value of the Company’s long-term debt at March 31, 2010 and December 31, 2009 was calculated using a discounted cash flow methodology, giving effect only to the anticipated interest payments based upon available funds at March 31, 2010.

Fair Value of Investments

The Company did not have any material assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2010 or at December 31, 2009.  During the first quarter of 2010, there were no transfers of securities within the fair value hierarchy. The following table summarizes the assets measured at fair value on a recurring basis and the source of the inputs in the determination of fair value as of March 31, 2010 and December 31, 2009:

	Fair Value at Reporting Date Using
(dollars in thousands)	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
Fixed maturities:
U. S. government and agency securities	$54,192	$-	$54,192	$-
Foreign government securities	10,301	-	10,301	-
Corporate debt	484,760	-	484,760	-
Residential mortgage-backed	115,755	-	115,755	-
Commercial mortgage-backed	1,365	-	1,365	-
Asset-backed bonds	29,576	-	27,594	1,982
State and municipal bonds	115,091	-	115,091	-
Total fixed maturities	811,040	-	809,058	1,982
Short-term investments
Money market instruments	52,035	52,035	-	-
Commercial paper	94,040	-	94,040	-
Total	$957,115	$52,035	$903,098	$1,982

	Fair Value at Reporting Date Using
(dollars in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
Fixed maturities:
U. S. government and agency securities	$25,260	$-	$25,260	$-
Foreign government securities	10,302	-	10,302	-
Corporate debt	500,999	-	500,999	-
Residential mortgage-backed	107,406	-	107,406	-
Asset-backed bonds	39,392	-	37,398	1,994
State and municipal bonds	101,471	-	101,471	-
Total fixed maturities	784,830	-	782,836	1,994
Short-term investments
Money market instruments	25,889	25,889	-	-
Commercial paper	762	-	762	-
Total	$811,481	$25,889	$783,598	$1,994

Significant unobservable inputs (Level 3) were used in determining the fair value on certain bonds in the fixed maturities portfolio during this period.  The following table provides a reconciliation of the beginning and ending balances of these Level 3 bonds and the related gains and losses related to these assets during the first three months of 2010, respectively.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009

Securities available-for-sale
Asset-backed bonds:
Beginning balance	$1,994	$2,535
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains and losses (realized and unrealized):
Included in operations	(121)	(288)
Included in other comprehensive income	17	(83)
Purchases, issuances and settlements
Purchases	93	-
Issuances	-	-
Sales	(1)	(407)
Settlements	-	-
Ending balance	$1,982	$1,757

The amount of total gains and losses for the period included in operations attributable to realized losses and the change in unrealized gains or losses relating to assets still held at the reporting date.	$(104)	$(371)

7.  Earnings (Loss) Per Share ("EPS")

Basic and diluted EPS are based on the weighted-average daily number of shares outstanding.  In computing diluted EPS, only potential common shares that are dilutive – those that reduce EPS or increase loss per share – are included.  Exercise of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported.  For the three months ended March 31, 2010 and 2009, the basic and diluted EPS denominators are the same weighted-average daily number of shares outstanding.  The numerator used in both the basic EPS and diluted EPS calculation is the loss reported for the period represented.  For the three months ended March 31, 2010, options to purchase approximately 13,304 shares of the Company’s common stock were excluded from the calculation of EPS because they were antidilutive.

8.  Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  For the Company, other comprehensive income (loss) is composed of unrealized gains or losses on available-for-sale securities, net of income taxes.  Effective with the issuance of the first Corrective Order, the Company no longer has the ability to hold securities in an unrealized loss position until such time that the securities recover in value or mature due to the possibility that Illinois law may require the Department to seek receivership if the corrective plan were deemed ineffective.  Thus, any security with a fair value less than the book value at the balance sheet date is considered to be other-than-temporarily impaired and the loss is recognized as a realized loss in the Statements of Operations. For the three months ended March 31, 2010 and March 31, 2009, the Company’s other comprehensive income was $1.3 million and $10.3 million, respectively and the Company’s comprehensive loss was $26.5 million and $44.9 million, respectively.

9.  Income Taxes

The income tax benefit for the three months ended March 31, 2010 and March 31, 2009 differs substantially from that which is computed by applying the Federal statutory income tax rate of 35% to the loss before income taxes. This difference is primarily due to the Company’s inability to recognize a benefit for expected tax loss carry forwards through the recording of a valuation allowance against all of the Company’s deferred tax assets.

10. Exit Costs

In June 2008, the Company recorded an accrual for certain exit costs in connection with the transition of its business into run-off.  As part of the transition to run-off, Triad implemented a reduction in workforce by terminating approximately 100 employees based primarily in the sales, marketing, technology and underwriting functions.  The remaining workforce of approximately 100 full-time employees is focused on the payment of legitimate claims and servicing the insurance portfolio during the run-off period.

As a result of the transition into run-off, the Company recorded an estimated pre-tax charge of approximately $8.3 million in other operating costs on the Statements of Operations for the quarter ended June 30, 2008.  These charges included approximately $7.1 million in severance and related personnel costs, approximately $1.0 million related primarily to the abandonment of a portion of Triad’s main office lease that is expected to continue through 2012, and approximately $0.2 million related to the termination of certain other leases, including those related to underwriting offices, equipment and automobiles.  At March 31, 2010, there remained approximately $0.6 million of accrued severance and related personnel costs and approximately $0.1 million of lease abandonment costs.  There have been no significant changes to the estimates established at June 30, 2008.

In the quarter ended March 31, 2010, the Company accrued an additional $1.1 million of severance-related expenses attributable to the Company’s continuing run-off.  Most of these severance expenses are now paid in the first payroll following the termination, so the Company expects only slight changes in the amounts accrued and eventually paid.

11. Subsequent Events

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes our consolidated financial condition, changes in financial position, and results of operations for the three months ended March 31, 2010 and 2009.  This discussion supplements Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009, and should be read in conjunction with the interim financial statements and notes contained herein.

Certain of the statements contained in this quarterly report on Form 10-Q are "forward-looking statements" and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include estimates and assumptions related to economic, competitive, regulatory, operational and legislative developments and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to change, uncertainty and circumstances that are, in many instances, beyond our control and they have been made based upon our current expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of a number of factors, including: the possibility that the Illinois Department of Insurance may take various actions regarding Triad if it does not operate its business in accordance with its revised financial and operating plan and the Corrective Orders, including seeking receivership proceedings; our ability to operate our business in run-off and maintain a solvent run-off; our ability to continue as a going concern; the possibility of general economic and business conditions that are different than anticipated; legislative, regulatory, and other similar developments; changes in interest rates, employment rates, the housing market, the mortgage industry and the stock market; the possibility that there will not be adequate interest in the Company’s common stock to ensure efficient pricing; and the relevant factors described in this report under the headings “Risk Factors” and "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995," in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as in other reports and statements that we file with the Securities and Exchange Commission.  Forward-looking statements are based upon our current expectations and beliefs concerning future events and we undertake no obligation to update or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made, except as required by the federal securities laws.

Overview

Triad Guaranty Inc. (“TGI”) is a holding company that historically provided private mortgage insurance coverage in the United States through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”).  Unless the context requires otherwise, references to “Triad” in this quarterly report on Form 10-Q refer to the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”).  References to “we,” “us,” “our,” and the “Company” refer collectively to the operations of TGI and Triad.  TGIC is an Illinois-domiciled insurance company and TGAC is an Illinois-domiciled reinsurance company. The Illinois Department of Insurance (the “Insurance Department”) is the primary regulator of both TGIC and TGAC.  The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of our insurance business. Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating its remaining business in run-off.  As used in this quarterly report on Form 10-Q, the term "run-off" means writing no new mortgage insurance policies and continuing to service existing policies.  Servicing includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate our loss; reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the two Corrective Orders issued by the Department.  The term “settled,” as used in these financial statements in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by our policyholders.  Prior to June 1, 2009, valid claims were settled solely by a cash payment.  Effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”).  The first Corrective Order was issued in August 2008.  The second Corrective Order was issued in March 2009 and subsequently amended in May 2009.  These Corrective Orders, among other things, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, allow management to continue to operate Triad under close supervision, and include restrictions on the payment of claims.  Failure to comply with the provisions of the Corrective Orders may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad.

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

Our results of operations in run-off could also be impacted significantly by recent federal government and private initiatives to stabilize the housing and financial markets.  See the discussion below for further details on these initiatives.

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

After the submission and approval of the Department of the initial corrective plan in 2008, we have made several subsequent revisions to the plan -- particularly to the five-year statutory financial projections based upon our actual experience and the changes in the economy.  In the first quarter of 2009 we revised the assumptions as a result of continued deteriorating economic conditions impacting our financial condition, results of operations and future prospects. The revised assumptions produced a range of potential ultimate outcomes for our run-off, but included projections showing that absent additional action by the Department or favorable changes in our business, we would have reported a deficiency in policyholders’ surplus as calculated in accordance with SAP as early as March 31, 2009.  If this statutory insolvency had occurred, the Department likely would have instituted a receivership proceeding against Triad, which in turn would likely have led to the institution of bankruptcy proceedings by TGI.  In an effort to protect existing policyholders, the Department issued the second Corrective Order effective on March 31, 2009, as amended on May 26, 2009.  The second Corrective Order stipulates or prescribes:

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

The DPO recording requirements of the second Corrective Order became effective on June 1, 2009.  At March 31, 2010, the recorded DPO, including a carrying charge of $3.8 million, amounted to $230.0 million.  The recording of a DPO does not impact reported settled losses as we continue to report the entire amount of a claim in our statement of operations.  The accounting for the DPO on a SAP basis is similar to a surplus note which is reported as a component of statutory surplus; accordingly, any repayment of the DPO or the associated carrying charge requires approval of the Department.  However, in our financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) included in this report, the DPO is reported as a liability.

We continue to make updates to the five-year financial projections as required by the Corrective Orders based upon the actual development of the remaining insurance in force and other changes to the economy. Failure to comply with the provisions of the Corrective Orders or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information.

Triad is also subject to comprehensive regulation by the insurance departments of the various other states in which it is licensed to transact business.  Currently, the insurance departments of the other states are working with the Department in the implementation of the Corrective Orders.

Going Concern

Our ability to continue as a going concern is dependent on: the successful implementation of the revised corrective plan; reversing a large deficit in assets; and continuing to meet our debt obligations.

Prior to the second Corrective Order, our recurring losses from operations and resulting decline in policyholders’ surplus as calculated in accordance with SAP increased the likelihood that Triad would be placed into receivership and raised substantial doubt about our ability to continue as a going concern.  The positive impact on surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $91.1 million at March 31, 2010, as opposed to a deficiency in policyholders’ surplus of $687.3 million on the same date had the second Corrective Order not been implemented.  While implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about our ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent or for other reasons stated above.  If the Department were to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.  Our consolidated financial statements that are presented in this report do not include any adjustments that reflect the financial risks of Triad entering receivership proceedings and assume that we will continue as a going concern.  We expect losses from operations to continue and our ability to continue as a going concern is dependent on the successful implementation of the revised corrective plan.

At March 31, 2010, we reported a deficit in assets under GAAP of $732.7 million compared to a deficit in assets of $706.4 million at December 31, 2009 and $181.4 million at March 31, 2009.  A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP and is not necessarily a measure of insolvency.  The growth in the deficit in assets is the result of the substantial increase in loss reserves and settled claims over the past two years, reflecting the continued decline in housing and mortgage loan conditions.  We will have to earn in excess of $732.7 million on a GAAP basis during the remaining run-off period in order to become financially solvent and continue as a going concern.

We have $35.0 million outstanding long-term debt and an annual debt service of $2.8 million. This debt and debt service are the obligations of TGI and not Triad. TGI has limited assets and even more limited sources of revenues.  TGI’s ability to pay its $2.8 million annual debt service obligation is limited to its cash and invested assets, which amounted to an aggregate of approximately $7.5 million as of March 31, 2010.  Unless other sources of funds are obtained by TGI, it is likely that TGI will default in the payment of interest due under its $35 million notes within the next three years and file for bankruptcy protection.  See further discussion under the heading, “Liquidity – Holding Company Specific”.

See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information about our financial solvency and going concern risks and uncertainties.

Captive Reinsurer Commutations

Prior to entering into run-off, we entered into various captive reinsurance agreements that were designed to allow lenders to share in the risks of mortgage insurance.  Under the typical captive reinsurance agreement, a captive reinsurer, generally an affiliate of the lender, assumed a portion of the risk associated with the lender’s book of business insured by us in exchange for a percentage of the premiums that we collected.  All of our captive reinsurance agreements include, among other things, minimum capital requirements and excess-of-loss provisions that provide for defined aggregate layers of coverage and a maximum exposure limit for the captive reinsurer.  In accordance with the excess-of-loss provisions, we retain the first loss position on the first aggregate layer of risk and reinsure a second defined aggregate layer with the captive reinsurer.  We generally retain the remaining risk above the defined aggregate layer reinsured with the captive reinsurer.

Although a percentage of premiums and certain reserves and losses are ceded to the captive reinsurer under the captive reinsurance agreements, these agreements do not relieve us from our obligations to policyholders.  Failure of the captive reinsurer to honor its obligations under the captive reinsurance agreement could result in losses to us; consequently, we establish allowances for amounts deemed uncollectible from the captive reinsurer (see Note 3 to the consolidated financial statements).

We require each captive reinsurer to establish a trust to partially support its obligations under the captive reinsurance agreement.  The captive reinsurer is the grantor of the trust and we are the beneficiary of the trust.  The trust agreement that governs each trust requires the captive reinsurer to comply with covenants regarding minimum and ongoing capitalization requirements, required reserves, authorized investments and asset withdrawals.  The trust is funded by ceded premiums from us and investment earnings on trust assets, as well as capital contributions by the captive reinsurer.  If certain capitalization requirements of the trust are not maintained, we retain the right to terminate the captive reinsurance agreement.  The termination of the captive reinsurance agreement is commonly referred to as a “commutation.”  Upon commutation, we receive all remaining trust assets, reduce the reinsurance recoverable for amounts due from the captive reinsurer, and cease ceding premium to the captive reinsurer.

During the first quarter of 2010, we determined that our two largest captive reinsurers had not maintained the required capitalization in their trusts.  As a result, and with the mutual agreement of each of the captive reinsurers, we commuted both of these captive reinsurance agreements during the first quarter and received approximately $188.7 million of aggregate trust assets from the two captive reinsurers.  These two commutations resulted in an increase in our invested assets and a corresponding decrease in reinsurance recoverable during the quarter ended March 31, 2010.  The commutations had no impact on our results of operations or financial condition for the quarter, as the amount recorded as reinsurance recoverable under the captive reinsurance agreements was limited to the captive reinsurers’ accumulated trust balances (see Note 3 to the consolidated financial statements).  Our receipt of the $188.7 million of trust assets, however, positively impacted our cash flows in the 2010 first quarter.

We are currently assessing our other captive reinsurers’ compliance with their capitalization requirements, and we are in discussions with certain captive reinsurers regarding the potential commutation of their captive reinsurance agreements.  We currently do not expect the impact of any future commutations to have a material impact on our results of operations or financial condition.

Foreclosure Prevention Initiatives

Since the latter part of 2008, the federal government has initiated several programs that have been implemented through the government sponsored entities (“GSEs”) and lenders that are, in general, designed to prevent foreclosures and provide relief to homeowners and to the financial markets.  These programs involve both modifications to the original terms of existing mortgages and complete refinancings.  These programs are designed to provide a means for borrowers to qualify for lower payments by modifying the interest rate or extending the term of the mortgage.  Several of these programs have subsequently been expanded or extended and may continue to change as the Federal government continues to seek ways to help prevent foreclosures.  If successful, these programs could result in an increase in the cure rate of existing defaults.  To a large degree, the benefit we receive from these programs is dependent on the efforts of servicers and the GSEs. While we are actively working with both servicers and the GSEs in the implementation of these programs, it is not clear to what extent these programs may ultimately impact our operations.  If a loan is modified or refinanced as part of one of these programs, we intend to maintain insurance on the loan and are subject to the same ongoing risk if the policy were to re-default.  During the 2010 first quarter, the GSEs issued a mandate to complete as many loan modifications as possible, which we believe had a positive impact on the increase in cures during that period.  The ultimate impact of these government programs on our future results of operations and prospects is unknown at this time.  This uncertainty around the impact of these programs is amplified by the complexity of the programs, our reliance on loan servicers to implement the programs, and conditions within the housing market and the economy, among other factors.  See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information.

Consolidated Results of Operations

Following is selected financial information for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2010	2009	% Change

Earned premiums	$45,888	$44,358	3
Net losses and loss adjustment expenses	72,238	101,577	(29)
Net loss	(27,811)	(55,174)	(50)
Diluted loss per share	(1.84)	(3.68)	(50)

The net loss for the first quarter of 2010 was primarily due to the continued high level of net losses and loss adjustment expenses (“LAE”). Net losses and LAE were $72.2 million for the three months ended March 31, 2010, down from $101.6 million at March 31, 2009.  Net losses and LAE are comprised of net settled claims and LAE as well as the increase in the loss and LAE reserves net of any reinsurance recoverables. The components of net losses and LAE in the first quarter of 2010 were significantly affected by the commutation of our two largest captive reinsurance agreements and our related receipt of $188.7 million of trust assets. While the commutations had no material impact on our overall results of operations or financial condition, the funds received from the commutations are recorded as a reimbursement of claims paid, and the recognition of these ceded paid losses resulted in a negative amount of net settled claims for the quarter ended March 31, 2010 of $43.7 million. The statement of operations was not impacted, however, as the increase in ceded paid losses was offset by a similar decrease to reinsurance recoverable.

Earned premiums increased slightly in the first quarter of 2010 compared to the first quarter of 2009 primarily due to a smaller impact from expected premium refunds from rescission activity. The loss ratio for the first quarter of 2010 was 157.4% compared to a loss ratio of 229.0% for the quarter ended March 31, 2009.

Certain segments of our insured portfolio continue to perform more adversely when compared to the rest of the portfolio. These segments include:

•
Loans on properties in California, Florida, Arizona, and Nevada (collectively referred to as "distressed markets") - At March 31, 2010, the distressed markets comprised 49% of risk in default while only comprising 31% of total risk in force.  We believe the adverse performance of the distressed markets was, in part, due to non-sustainable levels of house price appreciation in the years prior to 2007 and the subsequent unprecedented depreciation in house prices.  In general, the non-distressed markets have not experienced the significant collapse in house prices that have occurred in the distressed markets.  However, risk in default in the non-distressed markets grew by 25% in the twelve months ended March 31, 2010 compared to a decline of 21% in the distressed markets.  We believe the growing deterioration in the non-distressed markets is a result of high unemployment, although the general depressed conditions in house prices and credit markets have also had an adverse impact. Defaults in the distressed markets also comprised a large percentage of paid claims and rescinded policies, which have contributed to the decline in risk in default in these markets.

•
Policies originated in 2006 and 2007 - At March 31, 2010, defaults in these policy years comprised 69% of our gross risk in default while only comprising 56% of our total risk in force. These policy years have also comprised a large percentage of both paid claims and rescinded policies over the previous twelve months.

We describe our results of operations in greater detail in the discussion that follows.  The information is presented in four categories:  Production; Insurance and Risk in Force; Revenues; and Losses and Expenses.

Production

On July 15, 2008, we ceased issuing commitments for mortgage insurance.  Production during the first quarter of 2010 was immaterial. Our future production, if any, will consist of certificates issued from commitments for mortgage insurance that were entered into prior to July 15, 2008 and will be immaterial to our results of operations.

Insurance and Risk in Force

The following table provides detail on our direct insurance in force at March 31, 2010 and 2009:

	March 31,
(dollars in millions)	2010	2009	% Change

Primary insurance	34,567	41,661	(17)
Modified Pool insurance	13,051	18,825	(31)
Total insurance	$47,618	$60,486	(21)

Insurance in force at March 31, 2010 declined by 21.3% from March 31, 2009, reflecting the lack of production during the previous twelve months as well as the cancellation of insurance coverage resulting primarily from claim settlement and rescission activity. Furthermore, during the fourth quarter of 2009 and first quarter of 2010, insurance coverage was terminated on a number of Modified Pool transactions where pre-determined aggregate stop loss limits in the contracts were met on a settled basis.  A small portion of our Modified Pool contracts contain provisions that terminate coverage and the contract when cumulative settled losses reach the stop loss limit. No future premium is received following the termination of one of these Modified Pool contracts.  We expect that several other Modified Pool transactions will also reach their respective stop loss limits during 2010 and terminate.  The majority of our Modified Pool contracts do not terminate when settled losses reach the stop loss limit and premiums will continue to be collected until such time that the remaining insurance in force is less than 10% of the original amount.

Persistency levels have declined somewhat over the previous twelve months due to cancellation activity. Persistency is an important metric in understanding our premium revenue, especially in run-off as no new business is being written and our overall premium base declines over time.  Generally, the longer a policy remains on our books, or “persists”, the greater the amount of premium revenue we will earn from the policy.  Primary insurance persistency declined to 82.9% at March 31, 2010 compared to 86.9% at March 31, 2009. Modified pool insurance persistency declined to 69.3% at March 31, 2010 compared to 88.8% at March 31, 2009 and was impacted by the cancellation of the Modified Pool transactions.

Given the lack of production since 2008 and the relatively high level of persistency, the composition of our risk in force has remained relatively consistent with that of a year ago.  Additionally, while our exposure to the distressed markets expressed as a percentage of our total risk in force remained relatively constant, the contribution to losses from the distressed markets has been disproportionally higher.

At March 31, 2010 and March 31, 2009, respectively, approximately 26.9% and 29.5% of our Primary risk in force and 64.6% and 72.9% of our Modified Pool risk in force is comprised of coverage on loans with the potential for negative amortization (“pay option ARM”) and interest only loans, respectively. An inherent risk in both a pay option ARM loan and an interest only loan is the impact of the scheduled milestone in which the borrower must begin making amortizing payments.  These payments can be substantially greater than the minimum payments required before the milestone is met.  An additional risk to a pay option ARM loan is that the payment being made may be less than the amount of interest accruing, creating negative amortization on the outstanding principal of the loan.  We are not provided with information on whether a borrower is required to make amortizing payments but we are provided information on the accumulation of negative amortization.  The majority of our pay-option ARM loan portfolio has accumulated negative amortization and we believe the majority of this portfolio is approaching the milestone where amortizing payments will be required.  As a result, our pay-option ARM loans may face a significant payment shock in the current and future periods which increases our risk of loss. Many of these pay option ARM loans are also from the 2006 and 2007 vintage years and are located in the distressed states.  Historically, the performance of pay-option ARM loans has benefitted from, and the risk has been mitigated by, home price appreciation and the ability to refinance before amortizing payments are required.  We do not believe these historical mitigating factors are present to any meaningful degree in the current environment.

At March 31, 2010, approximately 18.1% of our Primary risk in force and 71.3% of our Modified Pool risk in force is comprised of coverage on Alt-A loans.  We define Alt-A loans as loans that have been underwritten with reduced or no documentation verifying the borrower’s income, assets, or employment and where the borrower has a FICO score greater than 619. We have found a substantial amount of misrepresentation and fraud on the Alt-A loans in our portfolio.  Due in part to recent conditions in the housing markets, the Alt-A loans, pay option ARM loans, and interest only loans have, as a group, performed significantly worse than the remaining prime fixed rate loans through March 31, 2010.

The following table shows direct risk in force as of March 31, 2010 and March 31, 2009 by year of loan origination. Business originated in 2006 and 2007 continues to comprise the majority of our risk in force.  This is due to the significant amounts of production during these two years as well as the large number of policies that have been cancelled from prior origination years.  In general, policies originated during these years have significantly higher amounts of average risk per policy than policies originated prior to 2006. Furthermore, policies originated during these vintage years have also exhibited higher default and claim rates than preceding vintage years.  For additional information regarding these vintage years, see “Losses and Expenses,” below.

	March 31, 2010
	Primary		Modified Pool
(dollars in millions)	Gross Risk in Force *	Percent	Gross Risk in Force *	Percent

Vintage Year
2004 and before	$1,948.8	21.6	$693.6	18.6
2005	1,172.3	13.1	1,189.2	32.1
2006	1,824.0	20.2	1,229.3	33.0
2007	3,503.7	38.8	607.9	16.3
2008	571.8	6.3	-	-
Total	$9,020.7	100.0	$3,720.0	100.0

* Gross risk in force is on a per policy basis and does not account for risk ceded to captive reinsurers or applicable stop-loss amounts and deductibles on Modified Pool structured bulk transactions.

The commutation of the captive reinsurance agreements during the first quarter of 2010 reduced the percentage of our Primary flow insurance in force subject to captive reinsurance arrangements to 15.5% at March 31, 2010 from 53.1% at December 31, 2009 and 55.3% at March 31, 2009. Assets held in trusts supporting the reinsured risk also declined to $76.9 million at March 31, 2010 from $257.3 million and $251.9 million at December 31, 2009 and March 31, 2009, respectively. Certain of the remaining captive reinsurance arrangements have trust balances below the reserves ceded under the contracts.  In those cases, the net reserve credit that we recognize in our financial statements is limited to the trust balance.  Given this limitation as well as the decline in insurance in force subject to captive reinsurance, we expect limited benefit in future periods from these arrangements.

Revenues

A summary of the individual components of our revenue for the first quarter of 2010 and 2009 follows.

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009	% Change

Direct premium written before the impact of refunds	$69,724	$80,773	(14)
Less:
Cash refunds primarily related to rescissions	(15,010)	(6,099)	146
Change in refund accruals primarily related to rescissions	(321)	(19,051)	(98)
Direct premium written	54,393	55,623	(2)
Ceded premium written	(8,202)	(11,130)	(26)
Net premium written	46,191	44,493	4
Change in unearned premiums	(303)	(135)	124
Earned premiums	$45,888	$44,358	3

Net investment income	$9,873	$11,192	(12)

Net realized investment (losses) gains	$(242)	$(4,565)	(95)

Total revenues	$55,511	$50,987	9

The decline in direct premium written before the impact of refunds for the three months ended March 31, 2010 was due to a 21.3% decline in insurance in force since March 31, 2009. However, direct premium written after the impact of rescission-related premium refunds was essentially flat compared to the 2009 first quarter as a result of a smaller impact from expected premium refunds from rescission activity during the quarter ended March 31, 2010.  While cash premium refunded in the first quarter of 2010 increased to $15.0 million from $6.1 million in the first quarter of 2009, the accrual we establish for expected premium refunds on policies that are currently under investigation for rescission increased minimally in the first quarter of 2010 compared to a $19.1 million increase in the first quarter of 2009. At March 31, 2010, the accrual we have established for expected premium refunds was $47.2 million compared to $47.5 million at December 31, 2009 and $36.1 million at March 31, 2009.

Ceded premium written is comprised primarily of premiums written under excess of loss reinsurance treaties with captives.  The decline in ceded premium during the first quarter of 2010 compared to the first quarter of 2009 was primarily due to a decrease in insurance in force subject to captive reinsurance, as multiple captive reinsurance agreements have been commuted over the previous twelve months. The decline was moderated by the reversal of the accrual for expected rescission of policies in our two largest captive reinsurance agreements which were commuted during the first quarter of 2010. Going forward, ceded premium will be substantially lower than the 2010 first quarter level. The premium cede rate decreased to 15.1% for the first quarter of 2010 compared to 20.0% for the first quarter of 2009.

Net investment income decreased by 12% during the first quarter of 2010 compared to the first quarter of 2009 primarily due to a decrease in average invested assets. The receipt of the $188.7 million of trust assets due to the commutation of the two reinsurance agreements occurred late in the 2010 first quarter and, as a result, had minimal impact on investment income during the quarter.  For a discussion of the composition of our investment portfolio, see “Investment Portfolio.”

Losses and Expenses

A summary of the significant individual components of losses and expenses for the three months ended March 31, 2010 and 2009 follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009	% Change

Net losses and loss adjustment expenses	$72,238	$101,577	(29)
Other operating expenses (net of acquisition costs deferred)	9,332	9,411	(1)
Interest expense	2,469	694	256
Total losses and expenses	$84,039	$111,682	(25)

Loss ratio	157.4%	229.0%	(31)
Expense ratio	20.2%	21.2%	(5)
Combined ratio	177.6%	250.2%	(29)

Net losses and LAE are comprised of settled claims and LAE as well as the increase in the loss and LAE reserve during the period.  The following table presents the impact of the captive commutations on the components of net losses and LAE for the first quarter of 2010:

(dollars in thousands)	Before Impact of Commutations	Impact of Commutations	After Impact of Commutations

Net settled claims	$144,973	$(188,657)	$(43,684)
Net change in loss reserves	(77,453)	188,657	111,204
Loss adjustment expenses	4,718	-	4,718
Total	$72,238	$-	$72,238

The following table provides details on the amount of settled claims and the number of settled claims of both Primary and Modified Pool insurance for the periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009	% Change

Net settled claims:
Primary insurance	$107,621	$56,277	91
Modified Pool insurance	41,613	7,735	438
Total direct settled claims	149,234	64,012	133
Ceded paid losses	(4,261)	(10,092)	(58)
Sub-total	144,973	53,920	169
Impact from captive commutations	(188,657)	-	n/a
Total net settled claims	$(43,684)	$53,920	(181)

Number of claims settled:
Primary insurance	2,078	1,044	99
Modified Pool insurance	700	131	434
Total	2,778	1,175	136

The individual components of net losses and LAE were significantly affected by the commutation of our two largest captive reinsurance agreements. The funds received from the commutations are recorded as a reimbursement of claims paid and, as the tables above illustrate, the recognition of these ceded paid losses resulted in a negative amount of net settled claims for the quarter ended March 31, 2010. The statement of operations was not impacted, however, as the increase in ceded paid losses was offset by a decrease to reinsurance recoverable, which was the driver of the increase in loss reserves.

The number of claims settled during the first quarter of 2010 increased significantly over the same period of 2009 as more foreclosures were completed and the respective claims for loss were submitted by servicers.  Average severity, which is calculated by dividing total direct settled claims by the number of claims settled, decreased to $53,700 during the first quarter of 2010 from $64,000 in the fourth quarter of 2009 and $54,500 in the first quarter of 2009. This decrease from the 2009 fourth quarter level reflects a smaller percentage of our paid claims from our Modified Pool business and the distressed markets which have, in general, higher average risk per policy.

The following table shows the average loan size and average risk per policy by vintage year.  Policies originated during 2006 and 2007 comprised 64% of our 2010 first quarter settled claims compared to 65% in the fourth quarter of 2009 and 47% in the first quarter of 2009.

	Primary		Modified Pool
	Average	Average	Average	Average
	Loan Size	Insured Risk	Loan Size	Insured Risk
Vintage Year
2004 and Prior	$114,495	$29,519	$136,957	$40,786
2005	153,977	40,761	165,589	52,925
2006	198,664	51,520	262,993	65,804
2007	201,814	54,093	267,855	77,968
2008	202,152	46,718	-	-
Overall Average	$166,833	$43,537	$197,886	$56,404

The following table shows the average loan size and average risk per policy for the distressed markets compared to the remainder of the portfolio. Policies from the distressed markets comprised 47% of our 2010 first quarter settled claims compared to 54% in the fourth quarter of 2009 and 38% in the first quarter of 2009.

	Primary		Modified Pool
	Average	Average	Average	Average
	Loan Size	Insured Risk	Loan Size	Insured Risk
Distressed States:
California	$318,233	$78,932	$330,733	$86,129
Florida	194,324	51,461	202,990	54,413
Arizona	190,083	49,474	197,093	58,944
Nevada	232,018	61,557	216,910	66,646
Average distressed states	$228,603	$59,000	$254,575	$68,780

Average non-distressed states	$152,614	$39,978	$164,508	$49,117

Overall Average	$166,833	$43,537	$197,886	$56,404

Average severity continues to be influenced by our reduced ability to mitigate claims.  The decline in home prices since 2007 across almost all markets, with significant declines in the distressed markets, combined with reduced mortgage credit availability have continued to negatively impact our ability to mitigate losses through the sale of properties.   Policies originated in 2006 and 2007 have been particularly impacted by the decline in home prices as these borrowers had less time to build up equity before the decline in prices. We expect our ability to mitigate losses will continue to be adversely affected by the continued pressure on home prices combined with the limited availability of credit in the U.S. financial markets. A greater concentration of settled claims in distressed markets or more recent policy years will exacerbate this effect.

Future claim settlement activity remains uncertain due to rescission activity as well as government and other efforts to stem the level of foreclosures. During the first quarter of 2010, we rescinded coverage on loans with $204 million of risk in default compared to $96 million of risk in default during the respective period of 2009. We believe the majority of the rescinded risk in default would have ultimately proceeded to foreclosure and resulted in settled claims.  At March 31, 2010, approximately 27.0% of the policies in our default inventory were under review for fraud or misrepresentation and we currently expect a significant percentage of these to be rescinded. The degree to which policies are rescinded could have a substantial impact on settled claim activity and our results of operations in 2010.

Several programs initiated by the federal government are, in general, designed to prevent foreclosures and provide relief to homeowners and to the financial markets. One such program is the HAMP, which provides incentives to borrowers, servicers, and lenders to modify loans with the modifications jointly paid for by lenders and the U.S. government. At March 31, 2010, we had been notified that approximately 13,000 of the loans that we insure were in some stage of participation in HAMP, although less than 10% have successfully completed the trial modification period.  We rely on information concerning HAMP provided to us by the GSEs and servicers.  We do not believe that we receive timely information on all of the loans participating in these programs nor the current status of the participating loans and we do not have the necessary information to determine the number of our policies in force that would be eligible for such modification programs.  Furthermore, once a policy completes the trial modification period, it may re-default and we cannot predict with any degree of precision the re-default rate. These factors affect our ability to evaluate the ultimate success rate of HAMP and other such programs and, therefore, the impact on our results of operations and financial condition.  If HAMP and/or similar programs prove to be effective in preventing ultimate foreclosure, future settled claim activity could be reduced.

The table below provides a trend analysis of the gross cumulative incurred loss incidence rate by book year for our Primary business (calculated as cumulative gross losses settled plus loss reserves, excluding the impact of captive structures, divided by policy risk originated, in each case for a particular book year) as it has developed for each three-month period beginning September 30, 2008.

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
Book Year	2010	2009	2009	2009	2009	2008
2000 & Prior	1.02%	1.01%	1.00%	0.99%	0.98%	0.98%
2001	1.89%	1.85%	1.81%	1.78%	1.75%	1.75%
2002	2.12%	2.05%	2.00%	1.93%	1.87%	1.84%
2003	2.47%	2.32%	2.19%	2.06%	1.92%	1.86%
2004	5.31%	4.93%	4.48%	4.13%	3.58%	3.29%
2005	12.16%	11.56%	10.77%	10.09%	8.59%	7.42%
2006	15.56%	14.90%	14.14%	14.38%	10.59%	10.31%
2007	13.89%	13.18%	11.78%	10.70%	7.08%	6.07%
2008	4.95%	4.28%	3.65%	2.83%	1.82%	1.29%
Total	6.57%	6.24%	5.77%	5.48%	4.23%	3.88%

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

Net losses and LAE also include the change in the reserve for losses.  The following table shows the change in the reserve for losses for the three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009	% Change

(Decrease) Increase in reserve for losses on a gross basis before the benefit of captives	$(66,955)	$69,645	(196)
Less:
Ceded reserves to captive reinsurers	10,498	30,018	(65)
Sub-total	(77,453)	39,627
Impact from captive commutations	188,657	-	n/a
Net increase in reserve for losses	$111,204	$39,627	181

The reserve for losses on a gross basis, before the benefit of captive reinsurance, decreased by $67.0 million during the first quarter of 2010.  We believe this decrease was primarily attributable to an increase in the cure rate, in part due to the impact of HAMP, and the addition of a lower number of new policies into the default inventory compared to recent prior quarters.  The rescission factor incorporated in the loss reserve calculation mitigated gross reserves and LAE by 23% at March 31, 2010 compared to 21% at March 31, 2009.  We did not change the factors related to rescissions embedded in the frequency factors utilized in our reserve methodology during the 2010 first quarter.

The commutations of certain captive reinsurance agreements and receipt of trust assets in the first quarter of 2010 resulted in a decrease in loss reserves ceded to captive reinsurers to $51.0 million at March 31, 2010 from $229.0 million at December 31, 2009 and $186.9 million at March 31, 2009.  For captive reinsurance arrangements where total ceded reserves, combined with any unpaid ceded claims, have exceeded the respective trust balance, the net reserve credit that we recognize in our financial statements is limited to the trust balance. Given the commutations and this limitation, we do not expect any material benefit from these arrangements in future periods.

We continue to realize substantial benefit from stop loss limits incorporated in Modified Pool transactions.  We do not provide reserves on Modified Pool defaults where the cumulative incurred losses to date for the related transaction have exceeded the stop loss limit. Furthermore, once a Modified Pool transaction breaches its respective stop loss limit on a paid basis, we no longer report policies in default or provide reserves on that transaction. Since September 30, 2009, we have had a number of Modified Pool transactions breach their respective stop loss limits on a paid basis.

The table below reports on the remaining risk exposure of our Modified Pool transactions including the distribution by policy year.  A significant portion of the Modified Pool transactions from the 2005, 2006 and 2007 policy years have reached the transactions’ stop loss limit on an incurred basis given the adverse development of this business.  As a result, additional new defaults on this Modified Pool business will have a limited net impact on future results.

	March 31,	December 31,
(dollars in millions)	2010	2009

Modified Pool Summary
Gross risk in force prior to stop losses and deductible	$3,835	$4,331
% of risk covered by stop losses and deductibles	84.5%	85.0%
Net risk in force (accounting for stop loss amounts and deductibles)	$595	$651
Carried reserves on net risk in force	311	337
Remaining aggregate loss exposure on Modified Pool contracts	$284	$314

Remaining Aggregate Loss Exposure by Policy Year
2003 and Prior	$151	$161
2004	90	97
2005	9	11
2006	30	39
2007	4	6
	$284	$314

The following table provides further information about our loss reserves, absent the impact of reserves ceded to the lender-sponsored captive reinsurers, carried on our balance sheet at the respective period end.

	March 31,	December 31,
(dollars in thousands)	2010	2009

Primary insurance:
Reserves for reported defaults	$1,080,231	$1,088,776
Reserves for defaults incurred but not reported	34,788	44,454
Total Primary insurance	1,115,019	1,133,230

Modified Pool insurance:
Reserves for reported defaults	312,059	340,504
Reserves for defaults incurred but not reported	21,193	41,492
Total Modified Pool insurance	333,252	381,996

Reserve for loss adjustment expenses	20,448	21,817
Total reserves for losses and loss adjustment expenses	$1,468,719	$1,537,043

The following table shows the percentage of gross risk in force, gross risk in default, and gross reserves in the four distressed market states at the respective period end.

	March 31,	December 31,
	2010	2009

% of Gross Risk In Force:
California	12.8%	13.3%
Florida	11.4%	11.5%
Arizona	4.4%	4.6%
Nevada	2.6%	2.7%
Total Distressed Market States	31.2%	32.1%

% of Gross Risk in Default:
California	18.9%	21.1%
Florida	19.7%	20.2%
Arizona	5.8%	6.5%
Nevada	4.6%	4.8%
Total Distressed Market States	49.0%	52.6%

% of Gross Reserves:
California	18.4%	20.8%
Florida	21.5%	21.6%
Arizona	6.3%	7.2%
Nevada	4.9%	5.3%
Total Distressed Market States	51.1%	54.9%

During the twelve months ended March 31, 2010, risk in default in the non-distressed markets grew by 25% compared to a 21% decrease in the distressed markets. We believe the growing deterioration in the non-distressed markets is primarily a result of high unemployment and the slower, more gradual decline in home prices.  Defaults in the distressed markets also comprised a large percentage of settled claims and rescinded policies, which was the main determinant of the decline in risk in default in these markets.

Certificates originated during 2007 and 2006 comprise 59.8% of the number of loans in default, but 68.7% of the risk in default at March 31, 2010.  Both measures are down slightly from 2009 year-end and one-year prior levels due primarily to a large amount of claim activity and rescission activity attributable to the 2006 and 2007 policy years. The difference in percentages of loans in default and risk in default primarily reflects the higher loan amounts associated with these policy years.

To illustrate the impact of the changes in the frequency and severity factors utilized in the reserve model, the following table details the amount of risk in default and the reserve balance as a percentage of risk in default at the respective period end. The table also provides the impact of the rescission factor, which is a component of the frequency factor utilized in the reserve model, on gross case reserves at the respective period end.

	March 31,	December 31,
(dollars in millions)	2010	2009

Gross risk on loans in default	$3,205	$3,638
Risk expected to be rescinded on loans in default	(604)	(725)
Risk in default net of expected rescissions	$2,601	$2,913

Gross case reserve (1)	$2,123	$2,427
Gross case reserves on loans expected to be rescinded	(443)	(540)
Gross case reserves net of expected rescissions	$1,680	$1,887

Gross case reserves net of expected rescissions as a percentage of gross risk in default	52.4%	51.9%

Gross case reserves net of expected rescissions as a percentage of gross risk in default, net of expected rescissions	64.4%	64.6%

Percentage decrease in gross case reserves from rescission factor	20.9%	22.2%

(1) Reflects gross case reserves, which excludes IBNR, ceded reserves and the benefit from Modified Pool structures, as a percentage of risk in default for total delinquent loans.

The following table shows default statistics at the respective period end.

	March 31,	December 31,
(dollars in thousands)	2010	2009

Total business:
Number of insured loans in force	273,148	287,026
Number of loans in default	52,883	57,775

Primary insurance:
Number of insured loans in force	207,195	214,164
Number of loans in default	37,142	38,023

Modified Pool insurance:
Number of insured loans in force	65,953	72,862
Number of loans in default	15,741	19,752

The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.  Part of the decrease in the number of loans in force and loans in default for Modified Pool loans was due to the terminations resulting from reaching the stop loss level on a paid basis.

Expenses and Taxes

Other operating expenses declined by less than 1% during the first quarter of 2010 compared to the same period of 2009. In general, the majority of our operating expenses are related to personnel cost which is expected to decline over time as we transition through run-off.  During the first quarter of 2010, although we reduced our headcount by approximately 14% in response to the declining insurance in force, the severance cost associated with these terminations offset any immediate cost savings.

Interest expense increased by $1.8 million in the first quarter of 2010 compared to the first quarter of 2009. The difference in interest expense between the two periods is due to the accrual of $1.8 million in the first quarter of 2010 related to the DPO liability.

The tax benefit that we realized in the 2010 first quarter Statement of Operations reflects the tax effect of the increase in unrealized gains in securities from December 31, 2009. Under GAAP accounting, this actually reflects the reduction of the valuation allowance related to the deferred tax asset established from the net operating loss (“NOL”) carryforward.  Going forward, we could recognize a current tax benefit or expense depending on the movement of the unrealized gain in investment securities. We remain in an NOL carryforward position and will not recognize a benefit until or if we become profitable again.

Financial Position

Total assets were $1.1 billion at both March 31, 2010 and December 31, 2009.  Total cash and invested assets increased to $995.8 million at March 31, 2010 from $833.3 million December 31, 2009 as a result of the commutation of our two largest captive reinsurance agreements and the receipt of $188.7 million of trust assets.  The commutation of the captive reinsurance agreements was also the primary reason for the decline in reinsurance recoverable by $180.5 million.

Total liabilities were $1.8 billion at both March 31, 2009 and December 31, 2009. Loss reserves decreased by $68.3 million but the deferred payment obligation and related accrued interest increased by $61.6 million.

Investment Portfolio

The majority of our assets are included in our investment portfolio.  Our goal for managing our investment portfolio is to preserve capital, provide liquidity when necessary, optimize investment returns, and adhere to regulatory requirements.  We have established a formal investment policy that describes our overall quality and diversification objectives and limits.  We classify our entire investment portfolio as available for sale.  All investments are carried on our balance sheet at fair value.

Our portfolio is composed of taxable publicly-traded fixed income securities and tax-preferred state and municipal securities.  Our taxable publicly-traded fixed income securities primarily include corporate debt obligations, residential mortgage-backed securities, obligations of the U.S. Government and its agencies, and commercial mortgage-backed securities.  During the first quarter of 2010, we commuted our two largest captive reinsurance agreements and received approximately $188.7 million of trust assets. The majority of the assets we received from the captive trusts were in the form of cash and have been invested on a short-term basis as we evaluate investment options. The assets remaining are primarily U.S. Treasury securities and investment-grade asset-backed securities and mortgage-backed securities.  We are currently evaluating our options related to the securities we received to determine if they conform to our existing portfolio strategy.

We anticipate negative cash flow from operations in the remainder of 2010 due to the expected increase in claims settled and we expect the proceeds from the maturity and sale of securities during 2010 will be used to fund the shortfall.

The following table shows the makeup of our investment portfolio at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed maturity securities:
U. S. government and agency securities	$54,192	5.7%	$25,260	3.1%
Foreign government securities	10,301	1.1%	10,302	1.3%
Corporate debt	484,760	50.6%	500,999	61.7%
Residential mortgage-backed	115,755	12.1%	107,406	13.2%
Commercial mortgage-backed	1,365	0.1%	-	0.0%
Asset-backed bonds	29,576	3.1%	39,392	4.9%
State and municipal bonds	115,091	12.0%	101,471	12.5%
Total fixed maturities	811,040	84.7%	784,830	96.7%
Equity securities	-	0.0%	-	0.0%
Total available-for-sale securities	811,040	84.7%	784,830	96.7%
Short-term investments	146,075	15.3%	26,651	3.3%
	$957,115	100.0%	$811,481	100.0%

The increase in our investment portfolio from December 31, 2009 is primarily due to the receipt of the trust assets.

Terms of the second Corrective Order require that Triad establish a separate custody account with investments at least equal to the unpaid DPOs.  At March 31, 2010, approximately 24% of our invested assets were supporting the DPOs and related accrued interest.

Unrealized Gains and Losses

The following table summarizes by category our unrealized gains and losses in our securities portfolio at March 31, 2010:

	As of March 31, 2010
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$53,804	$388	$-	$54,192
Foreign government securities	9,993	308	-	10,301
Corporate debt	450,850	33,910	-	484,760
Residential mortgage-backed	110,524	5,231	-	115,755
Commercial mortgage-backed	1,365	-	-	1,365
Asset-backed bonds	27,243	2,333	-	29,576
State and municipal bonds	108,332	6,759	-	115,091
Subtotal, fixed maturities	762,111	48,929	-	811,040
Short term investments	146,075	-	-	146,075
Total securities	$908,186	$48,929	$-	$957,115

Given our recurring losses from operations, strict regulatory oversight of our operations, and the significant doubt regarding our ability to continue as a going concern, we no longer have the ability to hold impaired assets for a sufficient time to recover their value.  As a result, we recognize an impairment loss on all securities whose amortized cost is greater than the market value and thus have no unrealized losses at March 31, 2010.

The unrealized gains are partly due to the recovery in value of previously impaired fixed income securities. These unrealized gains do not necessarily represent future gains that we will realize.  Changing conditions relatedto specific securities, overall market interest rates, credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize.  Taxable securities typically exhibit greater volatility in value than tax-preferred securities; accordingly, we expect greater volatility in unrealized gains and realized losses in future periods.  Volatility also may increase in periods of uncertain market or economic conditions.

Credit Risk

Credit risk is inherent in an investment portfolio. One way we attempt to limit the inherent credit risk in our portfolio is to maintain investments with relatively high ratings.  The following table shows our investment portfolio by credit ratings.

	March 31, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed Maturities:
U.S. treasury and agency bonds	$54,192	6.7	$25,260	3.2
AAA	166,058	20.5	169,326	21.6
AA	174,102	21.5	160,399	20.4
A	365,053	45.0	391,141	49.8
BBB	31,871	3.9	24,014	3.2
BB	1,916	0.2	1,817	0.2
B	1,491	0.2	-	-
CCC	941	0.1	-	-
CC and lower	2,479	0.3	239	-
Not rated	12,937	1.6	12,634	1.6
Total fixed maturities	$811,040	100.0	$784,830	100.0

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in accordance with GAAP and assume that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, our ability to continue as a going concern will be dependent on our ability to comply with terms of the Corrective Orders.  If we are unable to comply with the terms of the Corrective Orders, the Department may institute legal proceedings to place Triad in receivership.  If Triad were placed into receivership, all of the assets and future cash flows of Triad would be allocated to Triad’s policyholders to pay insurance claims and the administrative expenses of the receivership, and none of such assets or cash flows would be available to TGI and its stockholders.  As Triad is TGI’s primary source of current and potential future cash flow, if Triad were placed in receivership proceedings by the Department, TGI would likely be forced to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws and it is likely that no funds would ever be available for distribution to our stockholders.  The report of our independent registered public accounting firm with respect to our December 31, 2009 and 2008 financial statements included a statement that they believe there is substantial doubt about our ability to continue as a going concern.

Under the Department’s Corrective Orders, all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by the recording of a DPO.  In addition to the DPO, Triad also accrues a carrying charge based on the investment yield earned by Triad’s investment portfolio.  The ultimate payment of both the DPO and the carrying charge are subject to Triad’s future financial performance and requires the approval of the Department.  At March 31, 2010, the total amount of DPOs was $230.0 million, including a carrying charge of $3.8 million.  During the 2010 first quarter, the DPO grew by $59.9 million and $1.8 million of additional carrying charges were recorded.  The DPOs are supported by a segregated custodial account containing primarily corporate securities which are reported in our total invested assets.  The specific terms of the Corrective Order requiring the recording of a DPO have and will continue to positively impact our operating cash flows.  However, because we remain obligated to pay the DPOs and will accrue a carrying charge on the DPOs based on the investment yield earned by Triad’s investment portfolio, we do not expect any ultimate financial benefit to us from recording a DPO.

We previously reported the sale of our information technology and operating platform to Essent. Under the terms of the purchase agreement, Essent acquired all of our proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for up to $30 million in cash and the assumption by Essent of certain contractual obligations.  Approximately $15 million of the consideration is fixed and up to an additional $15 million is contingent on Essent writing a certain minimum amount of insurance in the five-year period following closing.  We received the initial $10 million installment of the purchase price in the 2009 fourth quarter and are scheduled to receive payments of $2.5 million in each of the fourth quarters of 2010 and 2011 as part of the fixed consideration.  Essent has established its operations and technology center in Winston-Salem, North Carolina and a number of our former information technology and operations employees have joined Essent as contemplated by the agreement. We also entered into a services agreement, pursuant to which Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad.  Until December 2010, we pay a pre-determined amount for each month of service amounting to approximately $450,000 per month; after December 2010 the fees will be based on the number of policies in force.  During the initial five-year term of the services agreement, the fees we pay to Essent will be at least $150,000 per month.

Generally, our sources of operating funds consist of premiums written and investment income.  Operating cash flow is applied to the payment of claims, interest and expenses.  During 2009, we had a deficit in operating cash flow of $134.9 million reflecting a decline in premiums written and substantially increased claim payments.  In the first quarter of 2010, we reported a positive cash flow from operations of $157.3 million, primarily the result of $188.7 million received as a result of the commutation of our two largest captive reinsurers.  Going forward, we do not anticipate any other such significant cash receipts as the result of captive commutations. The second Corrective Order that stipulated the payment in cash of 60% of each settled claim and the establishment of a DPO for the remainder of each claim that was effective June 1, 2009 has had a significant positive impact on operating cash flows. The operating cash flow shortfall in 2009 was funded through sales and maturities of short-term investments and other longer-term investment securities.  See “Investment Portfolio” for more information.

Net cash received from premiums was $44.3 million during the 2010 first quarter compared to $61.3 million in the first quarter of 2009.  This decrease was due primarily to the overall decline in insurance in force as well as premium refunds related to rescission activity. During the 2010 first quarter, premium refunds were $15.0 million compared to $6.1 million in the same quarter of 2009.  We anticipate more refunds of premiums related to rescission activity in 2010 and have established a $47.2 million premium refund liability at March 31, 2010 to account for anticipated rescission activity.

During the 2010 first quarter, after taking into consideration the amounts received from the captive commutations and the impact of the DPO, we had net cash received of $101.7 million in the first quarter of 2010 from claim settlements compared to a cash outflow of $53.9 million during the 2009 first quarter.  Cash outflows on settled claims during the first quarter of 2010 were reduced by $59.8 million as a result of the DPO requirement.  The DPO was not in effect during the 2009 first quarter.  While the DPO requirement will mitigate the actual cash paid on claims in any period in the short run, we expect that the amount of settled claims and the related cash paid will continue to increase in subsequent quarters, and the increase may be substantial.

Without the benefit of any significant future captive commutations, we expect to report negative cash flow from operations throughout the remainder of 2010 because we expect claims and expenses will exceed our net premium and investment income.  We anticipate that the cash necessary to meet the negative operating cash flow will be funded by the scheduled maturities of invested assets and, if needed, sales of other assets in our investment portfolio.

At March 31, 2010, the Company reported a deficit in assets of $732.7 million compared to a deficit in assets of $706.4 million at December 31, 2009.  A deficit in assets occurs when recorded liabilities exceed recorded assets and the primary factor contributing to the deficit has been our historical net losses from operations.  We expect to continue to report a deficit in assets for the foreseeable future.

Insurance Company Specific

The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary, such as Triad, can pay its parent company. As discussed above, the Corrective Orders prohibit the payment of dividends by Triad to TGI without prior approval from the Department, which is highly unlikely for the foreseeable future.

Included in policyholders’ surplus of the primary insurance subsidiary, TGIC, is a surplus note of $25 million payable to TGI.  The Corrective Orders prohibit the accrual and payment of the interest on the surplus note without prior approval by the Department, which has broad discretion to approve or disapprove any such payment.  We do not expect that TGIC will be able to pay any principal or interest on this note for the foreseeable future.

Triad’s ability to incur any material operating and capital expenditures, as well as its ability to enter into any new contracts with unaffiliated parties, also requires the Department’s approval (except for certain operating expenditures that have been preapproved by the Department).

Triad cedes business to captive reinsurance affiliates of certain mortgage lenders, primarily under excess-of-loss reinsurance agreements.  Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust accounts where Triad is the sole beneficiary.  When we commute a captive reinsurance agreement, all reinsurance coverage terminates, Triad ceases to cede premium to the reinsurer, and the supporting trust agreement is terminated and the trust assets are distributed to us per terms of the agreement.  During the first quarter of 2010, we commuted our two largest captive reinsurance agreements and received approximately $188.7 million of trust assets as a result.  These two commutations did not have any impact on our results of operations or financial condition for the first quarter of 2010. We are currently in discussions with other captive reinsurers regarding the commutation of their captive reinsurance agreements, although none of the potential commutations would be as large as the two commutations that occurred during this quarter.

At March 31, 2010, we had approximately $77 million in captive reinsurance trust balances. Due to the adverse performance of the reinsured policies and the general under-capitalization of the trusts supporting our remaining captive reinsurance agreements, we expect the majority of the trust assets to eventually be delivered to Triad by means of reimbursed settled losses or through the commutation of the agreements.

Triad ceased writing new mortgage commitments on July 15, 2008 and is operating its business in run-off.  The risk-to-capital ratio, which is utilized as a measure by many states and regulators of an insurer’s capital adequacy and ability to underwrite new business, is no longer relevant for Triad because we are operating in run-off.

Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, historically included both policyholders’ surplus and the special contingency reserve.  However, due to the ongoing operating losses, all of the contingency reserve has been released and therefore statutory capital consists solely of policyholders’ surplus.  Policyholders’ surplus at March 31, 2010 amounted to $91.1 million compared to

$122.8 million at December 31, 2009.  The decrease in policyholders’ surplus from December 31, 2009 was primarily the result of the statutory results of operations for the first quarter of 2010.  As a result of the implementation of the DPO requirement, Triad reported policyholders’ surplus in its SAP financial statements of $91.1 million at March 31, 2010, as compared to a deficiency in policyholders’ surplus of $687.3 million had the DPO requirement not been implemented.

Holding Company Specific

TGI has very limited sources of cash flow.  TGI’s $35 million outstanding long-term debt is the obligation of TGI and not of Triad.  Debt service amounts to $2.8 million per year and is paid by TGI.  The primary source of funds for TGI debt service has historically been the interest paid by Triad to TGI on the $25 million surplus note, which has provided $2.2 million on an annual basis.  We do not expect this source of cash to be available for the foreseeable future.  On a separate company reporting basis, TGI wrote off the $25 million surplus note in 2009 and reversed accrued interest of $4.4 million on its financial statements as an other-than-temporary impairment.  Excluding the surplus note receivable from Triad, total cash and invested assets at TGI totaled $7.5 million at March 31, 2010, down from $8.7 million at December 31, 2009 as a result of the semi-annual payment of interest on the long-term debt in the first quarter of 2010.  While the remaining $7.5 million of available funds are expected to be used for debt service payments and expenses of the holding company, we cannot provide any assurance that future debt service payments will be made and the ultimate ability of TGI to repay the entire $35 million is subject to substantial risks and cannot be assured unless a source of funds is secured.  The ability of TGI to pay the debt service with funds obtained from Triad, whether in the form of dividends, payments on the surplus note or otherwise, will require the approval of the Department, and it is unlikely that such approval will be sought or obtained in the foreseeable future.

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

As part of the sale of the information technology and operating platform to Essent, TGI also sold the software related to the establishment of Canadian operations. In the fourth quarter of 2009, TGI received approximately $0.4 million from the sale and accrued an additional $0.2 million for software owned exclusively by TGI.  Additionally, under the terms of the agreement, TGI may receive an additional $0.6 million in contingent payments through 2014 if certain sales goals are met.

Triad has historically reimbursed TGI for a majority of its operating cash expenses under a management agreement. Pursuant to the Corrective Orders, we are required to submit to the Department a request for reimbursement of these expenses on a quarterly basis. During the first quarter of 2010, TGI cash expenses were approximately $0.3 million and all requested reimbursements, which include the majority of these expenses, were approved.  TGI’s cash expenses range from approximately $250,000 to $600,000 per quarter depending on certain activities and include legal, director, accounting, and consulting fees.  There can be no assurance these quarterly expenditures will not increase in the future.  If the Department prohibits or limits the reimbursement by Triad of TGI’s operating expenses, the cash resources of TGI will be adversely affected.

Update on Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2009, we identified the establishment of the reserves for losses and LAE as well as the valuations on our investments as the two areas that require a significant amount of judgment and estimates.  We provided a sensitivity analysis surrounding the reserve for losses and LAE and the two most sensitive areas of judgment, specifically the frequency and severity factors used in the establishment of reserves.  We continue to believe that a 20% change, plus or minus, in the frequency factor (which includes our estimate of future rescissions in the existing defaults) is possible given the uncertainty surrounding home prices and the economy.  Additionally, we believe the 5% increase or decrease in the severity factor remains a viable range through 2010.

Economic conditions that could give rise to an increase in the frequency rate include a sudden increase or a prolonged period of elevated unemployment rates, further deterioration in home prices, especially in geographical areas that had previously been less susceptible to such downward trends, or increased cultural or social acceptance of strategic defaults.  Conversely, an improved housing market or a sustained period of economic and job growth could potentially decrease the frequency rate.  Any factor that would affect our ability to sell a home of a borrower in default prior to foreclosure would affect our severity.  The most prominent of these would be the value of the underlying home. Government and private industry programs designed to stem the level of foreclosure could also impact frequency and severity and the impact of these programs would most likely have a positive effect on our severity and frequency factors.

While rescission activity was significantly elevated in 2009 from our historical experience, our recent level of rescission activity is not necessarily indicative of future trends. Furthermore, our ability to rescind a policy may be adversely impacted by legal challenges from policyholders of our right to rescind policies.  The increased level of rescission and claims denial activity by mortgage insurers has caused certain policyholders and loan servicers to institute legal actions to challenge the validity of rescissions and claim denials, and we are currently a defendant in two such proceedings.  See Part II, Item 1, “Legal Proceedings” for further information.  We believe it is likely that other lenders and mortgage servicers will challenge the ability of mortgage insurers to rescind and deny coverage, including the filing of additional lawsuits.  An adverse court decision against us or another mortgage insurer could set a precedent that has the effect of significantly restricting or limiting our ability to rescind policies or deny coverage of claims and require a corresponding decrease in our rescission factor.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We had no material off-balance sheet arrangements at March 31, 2010.

We lease office facilities and office equipment under operating leases with minimum lease commitments that range from one to five years.  We currently sublease space on two floors of our office facility to Essent. We had no capitalized leases or material purchase commitments at March 31, 2010.

Our long-term debt has a single maturity date in 2028.  There were no material changes during the three months ended March 31, 2010 to the aggregate contractual obligations shown in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

•	our ability to operate our business and maintain a solvent run-off;
•	our ability to continue as a going concern;
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

Accordingly, actual results may differ from those set forth in these forward-looking statements.  Attention also is directed to other risks and uncertainties set forth in documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

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

b)
There were no changes to our internal control over financial reporting during the period ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below.

On February 6, 2009, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina.  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between October 26, 2006 and April 1, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers.  The court appointed lead counsel for the plaintiff and an amended complaint was filed on June 22, 2009.  We filed our motion to dismiss the amended complaint on August 21, 2009 and the plaintiff filed its opposition to the motion to dismiss on October 20, 2009.  Our reply was filed on November 19, 2009.  Oral arguments on the motion are scheduled for August 30, 2010.

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. The total amount of risk originated under the AHM master policies, accounting for any applicable stop loss limits associated with Modified Pool contracts and less risk originated on policies which have been subsequently rescinded, was $1.5 billion, of which $1.0 billion remains in force at March 31, 2010.  Triad continues to accept premiums and process claims under the master policies but, as a result of this action, Triad ceased remitting claim payments to companies servicing loans originated by AHM.  Both premiums and claim payments subsequent to the filing of the complaint have been segregated pending resolution of this action.  We have not recognized any benefit in our financial statements pending the outcome of the litigation.

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

On December 11, 2009, American Home Mortgage Servicing, Inc. filed a complaint against Triad for damages, declaratory relief, and injunction in the United States District Court, Northern District of Texas. The complaint alleges that Triad denied payment on legitimate claims on 15 mortgage insurance loans and seeks damages, a declaration that our mortgage insurance policies prohibit denial of claim without evidence of harm, and an injunction against future like denials.  Triad intends to vigorously defend this matter.

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

Triad Guaranty Inc.

/s/ Kenneth S. Dwyer
May 11, 2010	Kenneth S. Dwyer Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.62	Summary of Executive Severance Program.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Management contract or compensatory plan or arrangement.