Form 10-Q
period 2010-06-30
TRIAD GUARANTY INC
filed 2010-08-11
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Number of shares of common stock, par value $0.01 per share, outstanding as of July 30, 2010 was 15,258,128.

TRIAD GUARANTY INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except per share data)	2010	2009
	(unaudited)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $853,337 and $738,149)	$906,992	$784,830
Short-term investments	29,166	26,651
Total invested assets	936,158	811,481
Cash and cash equivalents	35,576	21,839
Accrued investment income	9,575	9,048
Property and equipment	2,688	3,515
Reinsurance recoverable, net	49,829	233,499
Other assets	51,737	45,444
Total assets	$1,085,563	$1,124,826

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Losses and loss adjustment expenses	$1,307,028	$1,537,043
Unearned premiums	11,346	12,153
Long-term debt	34,546	34,540
Deferred payment obligation	292,169	168,386
Accrued interest	2,476	2,476
Accrued expenses and other liabilities	86,143	76,586
Total liabilities	1,733,708	1,831,184
Commitments and contingencies - Note 5
Stockholders' deficit:
Preferred stock, par value $0.01 per share --- authorized 1,000,000
shares; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share --- authorized 32,000,000
shares; issued and outstanding 15,258,128 shares	153	153
Additional paid-in capital	114,016	113,848
Accumulated other comprehensive income, net of income tax
liability of $16,575	37,516	30,782
Accumulated deficit	(799,830)	(851,141)
Deficit in assets	(648,145)	(706,358)
Total liabilities and stockholders' deficit	$1,085,563	$1,124,826

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2010	2009	2010	2009

Revenue:
Premiums written:
Direct	$74,196	$73,821	$128,589	$129,444
Ceded	(2,730)	(10,027)	(10,932)	(21,157)
Net premiums written	71,466	63,794	117,657	108,287
Change in unearned premiums	864	1,039	561	904
Earned premiums	72,330	64,833	118,218	109,191

Net investment income	10,560	10,859	20,434	22,051
Net realized investment (losses) gains	(985)	2,017	(1,227)	(2,548)
Other (losses) income	-	2	(8)	4
	81,905	77,711	137,417	128,698

Losses and expenses:
Net (benefit) losses and loss adjustment expenses	(7,770)	431,368	64,468	532,945
Interest expense	2,816	1,895	5,285	2,589
Other operating expenses	7,021	8,680	16,353	18,091
	2,067	441,943	86,106	553,625
Income (loss) before income tax expense (benefit)	79,838	(364,232)	51,311	(424,927)
Income tax expense (benefit):
Current	-	1,081	-	1,081
Deferred	717	(5,894)	-	(11,415)
	717	(4,813)	-	(10,334)
Net income (loss)	$79,121	$(359,419)	$51,311	$(414,593)

Income (loss) per common and common equivalent share:
Basic	$5.24	$(23.91)	$3.40	$(27.65)
Diluted	$5.24	$(23.91)	$3.40	$(27.65)

Shares used in computing income (loss) per common and common equivalent share:
Basic	15,112,227	15,031,394	15,105,799	14,994,535
Diluted	15,112,227	15,031,394	15,108,721	14,994,535

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2010	2009

Operating activities
Net income (loss)	$51,311	$(414,593)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	(230,822)	402,394
Accrued expenses and other liabilities	9,557	7,611
Deferred payment obligation	123,783	27,020
Income taxes recoverable	-	(6,576)
Reinsurance, net	183,670	(84,004)
Accrued investment income	(527)	400
Net realized investment losses	1,227	2,548
Provision for depreciation	824	1,266
(Premium amortization) discount accretion on investments	(1,078)	704
Deferred income taxes	-	(11,415)
Real estate acquired in claim settlement, net of write-downs	-	713
Accrued interest payable	-	1,201
Other assets	(9,924)	577
Other operating activities	152	514
Net cash provided by operating activities	128,173	(71,640)

Investing activities
Securities available-for-sale:
Purchases – fixed maturities	(251,268)	(128,623)
Sales – fixed maturities	73,482	120,024
Maturities – fixed maturities	65,422	34,631
Sales – equities	14	533
Purchases of other investments	427	-
Net (increase) decrease in short-term investments	(2,516)	36,769
Property and equipment	3	(34)
Net cash used in investing activities	(114,436)	63,300

Net change in cash and cash equivalents	13,737	(8,340)
Cash and cash equivalents at beginning of period	21,839	39,940
Cash and cash equivalents at end of period	$35,576	$31,600

Supplemental schedule of cash flow information
Cash paid during the period for:
Income taxes and United States Mortgage Guaranty Tax and Loss Bonds	$-	$7,736
Interest	$1,383	$1,383

See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

TGIC is an Illinois-domiciled insurance company and TGAC is an Illinois-domiciled reinsurance company. The Illinois Department of Insurance (the “Insurance Department”) is the primary regulator of both TGIC and TGAC.  The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of Triad’s insurance business.  Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating its business in run-off under two Corrective Orders issued by the Department.  As used in these financial statements, the term "run-off" means writing no new mortgage insurance policies, but continuing to service existing policies.  Servicing existing policies includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate losses; reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the two Corrective Orders issued by the Department.  The term “settled,” as used in these financial statements in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by its policyholders.  Prior to June 1, 2009, valid claims were settled solely by a cash payment.  Effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”).  The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, and include restrictions on the payment of claims.

2.  Going Concern

The Company prepares its financial statements presented in this quarterly report on Form 10-Q in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The financial statements for Triad that are provided to the Department were prepared in accordance with Statutory Accounting Principles (“SAP”) as set forth in the Illinois Insurance Code or prescribed by the Department.  The primary differences between GAAP and SAP for Triad at June 30, 2010 were the methodology utilized for the establishment of reserves and the reporting requirements relating to the DPOs stipulated in the second Corrective Order.

A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP.  A deficiency in policyholders’ surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP.  A deficit in assets at any particular point in time under GAAP is not necessarily a measure of insolvency.  However, the Company believes that if Triad were to report an other-than-temporary deficiency in policyholders’

surplus under SAP, Illinois law may require the Department to seek receivership of Triad, which could lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.  The second Corrective Order attempts to mitigate the possibility of a deficiency in policyholders’ surplus under SAP by providing estimated reserves for loan losses only for the settlement of claims that will be paid in cash. As noted above, the second Corrective Order further attempts to mitigate the possibility of a deficiency in policyholders’ surplus by requiring Triad to settle valid claims 60% in cash and 40% in a DPO, which is accounted for as a component of policyholders’ surplus under SAP.

The Company has prepared its financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to the Company's ability to continue as a going concern.  This uncertainty is based on, among other things, the possible inability of Triad to comply with the provisions of the Corrective Orders and the Company's ability to generate enough income over the term of the remaining run-off to overcome the existing $648.1 million deficit in assets.  The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

The accounting treatment for establishing loss reserves required by the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $155.2 million at June 30, 2010.  Absent this requirement, Triad would have reported a deficiency in policyholders’ surplus of $624.5 million at June 30, 2010 under SAP.  The ultimate payment of the DPOs and related carrying charges will be subject to Triad’s future financial performance and will require approval of the Department.  Failure to comply with the provisions of the Corrective Orders could result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad. Any actions like this would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.  The Company’s ability to successfully comply with the Corrective Orders and maintain statutory solvency is unknown at this time and is dependent upon many factors, including improved macroeconomic conditions in the United States.

3.  Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or subsequent quarterly periods.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Consolidation

The consolidated financial statements include the accounts of TGI and its wholly owned subsidiary, TGIC, including TGIC’s wholly-owned subsidiary, TGAC.  All significant intercompany accounts and transactions have been eliminated.

Corrective Orders, Dividend Restrictions, and Statutory Results

Triad has entered into two Corrective Orders with the Department as detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Among other things, the Corrective Orders:

•	Require the oversight of the Department on substantively all operating matters;
•	Prohibit all stockholder dividends from Triad to TGI without the prior approval of the Department;
•	Prohibit interest and principal payments on Triad’s surplus note to TGI without the prior approval of the Department;
•
Restrict Triad from making any payments or entering into any transaction that involves the transfer of assets to, or liabilities from, any affiliated parties without the prior approval of the Department;

•	Require Triad to obtain prior written approval from the Department before entering into certain transactions with unaffiliated parties;
•	Require that all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by recording a DPO; and
•	Require that loss reserves in financial statements prepared in accordance with SAP be established to reflect the cash portion of the estimated claim settlement but not the DPO.

The DPO is an interest bearing subordinated obligation of Triad with no stated repayment terms.  The DPO recording requirements became effective on June 1, 2009.  At June 30, 2010, the recorded DPOs, including a carrying charge of $6.0 million, amounted to $292.2 million.  The recording of a DPO does not impact reported settled losses as the Company continues to report the entire amount of a claim in its statement of operations.  The accounting for the DPOs on a SAP basis is similar to a surplus note which is reported as a component of statutory surplus; accordingly, any repayment of the DPOs or the associated carrying charges is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.  However, in the Company’s financial statements prepared in accordance with GAAP included in this report, the DPOs and related accrued interest is reported as a liability.  At June 30, 2010, the cumulative effect of this requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves, was to increase statutory policyholders’ surplus by $779.7 million over the amount that would have been reported absent the second Corrective Order.  There was no such impact to loss reserves or stockholders’ deficit calculated on a GAAP basis.

Failure to comply with the provisions of the Corrective Orders or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  Any such actions would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information.

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

Triad requires each captive reinsurer to establish a trust to partially support its obligations under the captive reinsurance agreement.  The captive reinsurer is the grantor of the trust and Triad is the beneficiary of the trust.  If certain capitalization requirements of the trust are not maintained, Triad retains the right to terminate the captive reinsurance agreement.  The termination of the captive reinsurance agreement is commonly referred to as a “commutation.”  Upon commutation, Triad generally receives all remaining trust assets, reduces the reinsurance recoverable for amounts due from the captive reinsurer, and ceases ceding premium to the captive reinsurer.

Triad commuted its two largest captive reinsurance agreements during the first quarter of 2010 and received approximately $188.7 million of aggregate trust assets from the two captive reinsurers.  These two commutations resulted in an increase in the Company’s invested assets and a corresponding decrease in reinsurance recoverable during the quarter ended March 31, 2010.  The commutations had no impact on  results of operations or financial condition, as the amount recorded as reinsurance recoverable under the captive reinsurance agreements was limited to the captive reinsurers’ accumulated trust balances.  The Company’s receipt of the $188.7 million of trust assets, however, positively impacted its cash flows for the quarter ended March 31, 2010 and the first six months of 2010.

At June 30, 2010, there were approximately $73.0 million in captive reinsurance trust balances supporting the risk transferred to the captive reinsurers, of which approximately $47.2 million has been recognized as a benefit in the Company’s financial statements.  As Triad cannot force capital contributions by captive reinsurers, the Company limits the amount of benefit recognized on reserves ceded to captives to the trust balance.  As of June 30, 2010, there were certain captive reinsurance agreements where the potential reserves that could be ceded based upon the terms of the captive reinsurance agreements, combined with any unpaid ceded claims, had exceeded the trust balance and the actual reserves ceded were limited to the trust balances.

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

A number of factors can impact the actual frequency and severity realized during the year compared to those utilized in the reserve assumptions at the beginning of the year including: changes in home prices at a faster rate than anticipated; the unanticipated impact of loan modification programs on cure rates; changes in the actual rescission rate compared to the rate utilized; the impact of a higher or lower unemployment rate than anticipated; an unanticipated slowdown or acceleration of the overall economy; or social and cultural changes that are more accepting of mortgage defaults even when the borrower has the ability to pay.  The assumptions utilized in the calculation of the loss reserve estimate are continually reviewed and adjusted as necessary.  Such adjustments are reflected in the financial statements in the periods in which the adjustments are made.

    Income Recognition

In addition to the income recognition policies related to premiums as described in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company recognizes the net present value of estimated future premiums of certain Modified Pool transactions where pre-determined aggregate stop loss limits in the related contracts have been met on a settled basis but for which the premium continues until the insurance in force declines to 10% of the original amount. During 2010, several Modified Pool transactions reached the aggregate stop loss limits on a settled basis and the Company has recorded approximately $11 million of estimated future premiums on these transactions.  The Company anticipates that it will continue to reach these thresholds of settled claims with respect to a number of Modified Pool transactions as claims continue to be settled.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of an Accounting Standards Update (“ASU”) to the FASB’s Accounting Standards Codification (“ASC”).  The Company considers the applicability and impact of all ASUs.  ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (“ASU 2010-18”).  ASU 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset, such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30.  ASU 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification.  ASU 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change.  The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades (“ASU 2010-13”).  ASU 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”).  ASU 2010-09 amends FASB ASC Subtopic 855-10, Subsequent Events, to remove the requirement for a company that makes filings with the Securities and Exchange Commission (the “SEC”) to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  This change alleviates potential conflicts between ASC Subtopic 855-10 and the SEC’s requirements.  The Company does not expect ASU 2010-09 to have any impact on its financial statements.

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

On February 6, 2009, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina.  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between October 26, 2006 and April 1, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers.  The court appointed lead counsel for the plaintiff and an amended complaint was filed on June 22, 2009.  TGI filed its motion to dismiss the amended complaint on August 21, 2009 and the plaintiff filed its opposition to the motion to dismiss on October 20, 2009.  TGI’s reply to the motion to dismiss was filed on November 19, 2009.  Oral arguments on the motion to dismiss are scheduled for August 30, 2010.

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. The total amount of risk originated under the AHM master policies, accounting for any applicable stop loss limits associated with Modified Pool contracts and less risk originated on policies which have been subsequently rescinded, was $1.5 billion, of which $1.0 billion remains in force at June 30, 2010.  Triad continues to accept premiums and process claims under the master policies but, as a result of this action, Triad ceased remitting claim payments to companies servicing loans originated by AHM.  Both premiums and claim payments subsequent to the filing of the complaint have been segregated pending resolution of this action.  Triad has not recognized any benefit in its financial statements pending the outcome of the litigation.

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

On December 11, 2009, American Home Mortgage Servicing, Inc. filed a complaint against Triad for damages, declaratory relief, and injunction in the United States District Court, Northern District of Texas.  The complaint alleged that Triad denied payment on legitimate claims on 15 mortgage insurance loans and sought damages, a declaration that Triad’s mortgage insurance policies prohibit denial of claim without evidence of harm, and an injunction against future like denials.  The parties filed a Joint Notice of Settlement and Motion for Dismissal with Prejudice on July 8, 2010, which the Court granted on July 13, 2010.  The settlement is not expected to have a material financial impact on the Company.

On March 5, 2010, Countrywide Home Loans, Inc. filed a lawsuit in the Los Angeles County Superior Court of the State of California alleging breach of contract and seeking a declaratory judgment that bulk rescissions of flow loans is improper and that Triad is improperly rescinding loans under the terms of its master policies. On May 10, 2010 the case was designated as complex and transferred to the Court’s Complex Litigation Program.  Triad intends to vigorously defend this matter.

5.  Investments

All fixed maturity securities are classified as “available-for-sale” and are carried at fair value. Unrealized gains on available-for-sale securities, net of tax, are reported as a separate component of accumulated other comprehensive income. Effective on and subsequent to December 31, 2008, the Company has recognized an impairment loss on all securities for which the fair value was less than the amortized cost at the balance sheet date because the Company may not be in a position to retain a security until it recovers value due to its financial condition and the regulatory oversight by the Department.

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities as of June 30, 2010 and December 31, 2009 were as follows:

	As of June 30, 2010
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$48,993	$1,305	$-	$50,298
Foreign government securities	10,044	79	-	10,123
Corporate debt	541,043	37,564	-	578,607
Residential mortgage-backed	102,505	5,130	-	107,635
Commercial mortgage-backed	1,226	2	-	1,228
Asset-backed bonds	50,222	2,424	-	52,646
State and municipal bonds	99,304	7,151	-	106,455
Subtotal, fixed maturities	853,337	53,655	-	906,992
Short term investments	29,166	-	-	29,166
Total securities	$882,503	$53,655	$-	$936,158

	As of December 31, 2009
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$24,957	$303	$-	$25,260
Foreign government securities	9,991	311	-	10,302
Corporate debt	468,998	32,001	-	500,999
Residential mortgage-backed	102,392	5,014	-	107,406
Asset-backed bonds	36,844	2,548	-	39,392
State and municipal bonds	94,967	6,504	-	101,471
Subtotal, fixed maturities	738,149	46,681	-	784,830
Short term investments	26,650	1	-	26,651
Total securities	$764,799	$46,682	$-	$811,481

The unrealized gains are partly due to the recovery in value of previous impairments of the fixed income securities.  These unrealized gains do not necessarily represent future gains that the Company will realize.  Changing conditions related to specific securities, overall market interest rates, or credit spreads, as well as the timing of a sale, may impact values the Company ultimately realizes.  Taxable securities typically exhibit greater volatility in value than tax-preferred securities and thus the Company expects greater volatility in unrealized gains and realized losses going forward as taxable securities represent a growing percentage of its overall investment portfolio.  Volatility may increase in periods of uncertain market or economic conditions.

The amortized cost and estimated fair value of fixed maturity available-for-sale securities at June 30, 2010 are summarized by stated maturity as follows:

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Fair Value

Maturity:
One year or less	$92,279	$94,137
After one year through five years	473,465	504,075
After five years through ten years	153,053	163,915
After ten years	134,540	144,865
Total	$853,337	$906,992

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.  Additionally, both residential and commercial mortgage-backed securities may realize different actual maturities due to the periodic principal pay downs, among other factors.

Realized (Losses) Gains Related to Investments

The details of net realized investment (losses) gains are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$1,136	$1,844	$1,148	$2,682
Gross realized losses	(2,103)	(47)	(2,357)	(5,352)
Equity securities:
Gross realized gains	11	58	15	62
Gross realized losses	-	-	-	(83)
Foreign currency gross realized losses	-	116	-	95
Other investment (losses) gains	(29)	46	(33)	48
Net realized (losses) gains	$(985)	$2,017	$(1,227)	$(2,548)

6.  Fair Value Measurement

Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of June 30, 2010 and December 31, 2009 are summarized below:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets
Fixed maturity securities available-for-sale	$906,992	$906,992	$784,830	$784,830
Short-term investments	29,166	29,166	26,651	26,651
Cash and cash equivalents	35,576	35,576	21,839	21,839
Financial Liabilities
Long-term debt	34,546	4,903	34,540	7,268

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

An asset’s or a liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. An asset’s or liability’s level within the fair value hierarchy is determined at the end of the reporting period. At June 30, 2010, approximately 0.2% of our invested assets were Level 3 securities.

Investments carried at fair value are measured based on assumptions used by market participants in pricing the security.  The Company relies primarily on a third-party pricing service to determine the fair value of its investments. Prices received from third parties are not adjusted; however, the third-party pricing service’s valuation methodologies and related inputs are analyzed and additional evaluations are performed to determine the appropriate level within the fair value hierarchy. Fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities.  In addition to the third-party pricing service, sources of inputs to the market approach may include independent broker quotations or pricing matrices.

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

Long-term debt

The $35 million aggregate principal amount of 7.90% Notes due January 15, 2028 (the “Notes”) outstanding at June 30, 2010 is the obligation of TGI and not of Triad.  Debt service amounts to $2.8 million per year and is paid by TGI. Subsequent to June 30, 2010, the Company repurchased and retired all of the outstanding Notes from the individual holders for an aggregate purchase price of approximately $4.9 million and also paid accrued interest due to holders of record as of July 1, 2010.  Due to the repurchase and early retirement of the Notes subsequent to June 30, 2010, the fair value of the Company’s long-term debt at June 30, 2010 was determined to be the actual amount subsequently paid, while the fair value at December 31, 2009 was calculated using a discounted cash flow methodology, giving effect only to the anticipated interest payments based upon available funds at that date.

Fair Value of Investments

The Company did not have any material assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2010 or at December 31, 2009.  During the first six months of 2010, there were no transfers of securities within the fair value hierarchy. The following table summarizes the assets measured at fair value on a recurring basis and the source of the inputs in the determination of fair value as of June 30, 2010 and December 31, 2009:

	Fair Value at Reporting Date Using
(dollars in thousands)	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
Fixed maturities:
U. S. government and agency securities	$50,298	$-	$50,298	$-
Foreign government securities	10,123	-	10,123	-
Corporate debt	578,607	-	578,607	-
Residential mortgage-backed	107,635	-	107,635	-
Commercial mortgage-backed	1,228	-	1,228	-
Asset-backed bonds	52,646	-	50,600	2,046
State and municipal bonds	106,455	-	106,455	-
Total fixed maturities	906,992	-	904,946	2,046
Short-term investments
Money market instruments	26,388	26,388	-	-
Commercial paper	2,778	-	2,778	-
Total	$936,158	$26,388	$907,724	$2,046

	Fair Value at Reporting Date Using
(dollars in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
Fixed maturities:
U. S. government and agency securities	$25,260	$-	$25,260	$-
Foreign government securities	10,302	-	10,302	-
Corporate debt	500,999	-	500,999	-
Residential mortgage-backed	107,406	-	107,406	-
Asset-backed bonds	39,392	-	37,398	1,994
State and municipal bonds	101,471	-	101,471	-
Total fixed maturities	784,830	-	782,836	1,994
Short-term investments
Money market instruments	25,889	25,889	-	-
Commercial paper	762	-	762	-
Total	$811,481	$25,889	$783,598	$1,994

Significant unobservable inputs (Level 3) were used in determining the fair value on certain bonds in the fixed maturities portfolio during this period.  The following table provides a reconciliation of the beginning and ending balances of these Level 3 bonds and the related gains and losses related to these assets during the three month and six month periods ended June 30, 2010 and 2009, respectively.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009

Securities available-for-sale
Asset-backed bonds:
Beginning balance	$1,982	$1,757	$1,994	$2,535
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains and losses (realized and unrealized):
Included in operations	(64)	(43)	(185)	(331)
Included in other comprehensive income	104	133	121	50
Purchases, issuances and settlements
Purchases	46	-	139	-
Issuances	-	-	-	-
Sales	(22)	(10)	(23)	(417)
Settlements	-	-	-	-
Ending balance	$2,046	$1,837	$2,046	$1,837

The amount of total gains and losses for the period included in operations attributable to realized losses and the change in unrealized gains or losses relating to assets still held at the reporting date.	$41	$90	$(63)	$(281)

7.  Earnings (Loss) Per Share ("EPS")

Basic and diluted EPS are based on the weighted-average daily number of shares outstanding.  In computing diluted EPS, only potential common shares that are dilutive – those that reduce EPS or increase loss per share – are included.  Exercises of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported.  For the three months ended June 30, 2010, there is no dilutive effect of stock options and unvested restricted stock on the weighted-average shares outstanding.  For the six months ended June 30, 2010, the denominator used to calculate diluted EPS includes the dilutive effects of unvested restricted stock on 2,922 weighted-average shares outstanding.  For the three month and six month periods ended June 30, 2009, the basic and diluted EPS denominators are the same weighted-average daily number of shares outstanding.  The numerator used in both the basic EPS and diluted EPS calculation is the gain or loss reported for the period represented.

8.  Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  For the Company, other comprehensive income (loss) is normally composed of unrealized gains or losses on available-for-sale securities, net of income taxes. However, when an entity is in a net operating loss (“NOL”) carry forward position for income tax purposes, ASC 740, Income Taxes (“ASC 740”) requires that unrealized gains (losses) not be reported net of income taxes in those periods where taxable income is reported.  Effective with the issuance of the first Corrective Order, the Company no longer has the ability to hold securities in an unrealized loss position until such time that the securities recover in value or mature due to the possibility that Illinois law may require the

Department to seek receivership if the corrective plan were deemed ineffective.  Thus, any security with a fair value less than the book value at the balance sheet date is considered to be other-than-temporarily impaired and the loss is recognized as a realized loss in the Statements of Operations. For the three months and six months ended June 30, 2010, the Company’s other comprehensive income was $5.4 million and $6.7 million, respectively, and the Company’s comprehensive income was $84.5 million and $58.0 million, respectively.  For the three month and six month periods ended June 30, 2009, the Company’s other comprehensive income was $10.9 million and $21.2 million, respectively, and the Company’s comprehensive loss was $348.5 million and $393.4 million, respectively.

9.  Income Taxes

Income tax expense (or benefit) for each year is allocated to continuing operations, discontinued operations, extraordinary items, other comprehensive income, and other charges or credits recorded directly to shareholders’ equity. This allocation is commonly referred to as intra-period tax allocation of ASC 740. When considering intra-period tax allocations, a company also should consider the accounting for income taxes in interim periods. ASC 740-20-45-7 requires that the tax effect of pretax income from continuing operations be determined without regard to the tax effects of items not included in continuing operations. This is commonly referred to as the “incremental approach” where the tax provision is generally calculated for continuing operations without regard to other items.

ASC 740 also includes an exception to the general principle of intra-period tax allocation discussed above. This exception requires that all items (i.e., extraordinary items, discontinued operations, and so forth, including items charged or credited directly to other comprehensive income) be considered in determining the amount of tax benefit that results from a loss from continuing operations. That is, when a company has a current period loss from continuing operations, management must consider income recorded in other categories in determining the tax benefit that is allocated to continuing operations.

The exception in ASC 740 applies in all situations in which there is a loss from continuing operations and income from other items outside of continuing operations. This would include situations in which a company has recorded a full valuation allowance at the beginning and end of the period and the overall tax provision for the year is zero (i.e., a benefit would be recognized in continuing operations even though the loss from continuing operations does not provide a current year incremental tax benefit).  The ASC 740 exception, however, only relates to the allocation of the current year tax provision (which may be zero) and does not change a company’s overall tax provision. While intra-period tax allocation in general does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category.

The Company has established a full valuation allowance for the portion of deferred tax assets that are not expected to be realized, primarily the NOL tax carry forward.  For the 2010 first quarter, the Company qualified for the exception to the intra-period tax allocation rules under ASC 740 as the Company had a loss from continuing operations, was forecasting a loss from continuing operations for the year, and also had income outside of continuing operations. This exception required that the Company record the tax expense related to the increase in unrealized gains through other comprehensive income and the tax benefit related to the reduction in the valuation allowance through continuing operations.

For the 2010 second quarter, the exception to the intra-period tax allocation rules under ASC 740 no longer applied, as the Company was now forecasting income from both continuing operations and outside of continuing operations for the year. The standard intra-period tax allocation rules require that the reduction in the valuation allowance related to an increase in unrealized gains be recorded in other comprehensive income, and not through continuing operations. Accordingly, the Company has reversed the entry made to income tax benefit for the second quarter.  The income tax expense (benefit) for the three month and six month periods ended June 30, 2010 and June 30, 2009, respectively, differs substantially from that which is computed by applying the Federal statutory income tax rate of 35% to the income (loss) before income taxes. This difference is due to the Company’s NOL tax carry forward position as noted above.

10. Subsequent Events

During July 2010, TGI repurchased and retired the entire $35 million aggregate principal amount of its 7.90% Notes due January 15, 2028 for an aggregate purchase price of approximately $4.9 million. The Company expects to recognize a gain on the repurchase and early retirement of approximately $30 million in the period ending September 30, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes our consolidated financial condition, changes in financial position, and results of operations for the three months and six months ended June 30, 2010 and 2009.  This discussion supplements Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009, and should be read in conjunction with the interim financial statements and notes contained herein.

Certain of the statements contained in this quarterly report on Form 10-Q are "forward-looking statements" and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include estimates and assumptions related to economic, competitive, regulatory, operational and legislative developments and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to change, uncertainty and circumstances that are, in many instances, beyond our control and they have been made based upon our current expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of a number of factors, including: the possibility that the Illinois Department of Insurance may take various actions regarding Triad if it does not operate its business in accordance with its revised financial and operating plan and the Corrective Orders, including seeking receivership proceedings; our ability to operate our business in run-off and maintain a solvent run-off; our ability to continue as a going concern; the possibility of general economic and business conditions that are different than anticipated; legislative, regulatory, and other similar developments; changes in interest rates, employment rates, the housing market, the mortgage industry and the stock market; the possibility that there will not be adequate interest in our common stock to ensure efficient pricing; and the relevant factors described in this report under the heading "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995," as well as the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2009 and in other reports and statements that we file with the Securities and Exchange Commission (the “SEC”).  Forward-looking statements are based upon our current expectations and beliefs concerning future events and we undertake no obligation to update or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made, except as required by the federal securities laws.

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

TGIC is an Illinois-domiciled insurance company and TGAC is an Illinois-domiciled reinsurance company. The Illinois Department of Insurance (the “Insurance Department”) is the primary regulator of both TGIC and TGAC.  The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of our insurance business.  Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating its business in run-off under two Corrective Orders issued by the Department.  As used in this quarterly report, the term "run-off" means writing no new mortgage insurance policies, but continuing to service existing policies.  Servicing existing policies includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate our loss; reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the two Corrective Orders issued by the Department.  The term “settled,” as used in this quarterly report in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by our policyholders.  Prior to June 1, 2009, valid claims were settled solely by a cash payment.  Effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”).  The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, and include restrictions on the payment of claims.

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

Our insurance remains effective until one of the following events occurs:  the policy is cancelled at the insured’s request; we terminate the policy for non-payment of premium; the policy defaults and we satisfy our obligations under the insurance contract; or we rescind or deny the policy for violations of provisions of a master policy. Additionally, coverage may be cancelled on certain Modified Pool transactions if pre-determined aggregate stop loss limits are met, or if coverage is reduced to a de minimus amount.

In run-off, our revenues principally consist of earned renewal premiums, which are reported net of reinsurance premiums ceded to captive reinsurers and premium refunds paid or accrued related primarily to rescissions, and investment income. We also realize investment gains and investment losses on the sale and impairment of securities, with the net gain or loss reported as a component of revenue.

In run-off, our expenses consist primarily of: settled claims net of any losses ceded to captive reinsurers; changes in reserves for estimated future claim payments on loans that are currently in default net of any reserves ceded to captive reinsurers; general and administrative costs of servicing existing policies; other general business expenses; and interest expense.

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

Corrective Orders

Triad has entered into two Corrective Orders with the Department as detailed in our Annual Report on Form 10-K for the year ended December 31, 2009.  Among other things, the Corrective Orders:

•	Require the oversight of the Department on substantively all operating matters;
•	Prohibit all stockholder dividends from Triad to TGI without the prior approval of the Department;
•	Prohibit interest and principal payments on Triad’s surplus note to TGI without the prior approval of the Department;
•
Restrict Triad from making any payments or entering into any transaction that involves the transfer of assets to, or liabilities from, any affiliated parties without the prior approval of the Department;

•	Require Triad to obtain prior written approval from the Department before entering into certain transactions with unaffiliated parties;
•	Require that all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by recording a DPO; and
•
Require that loss reserves in financial statements prepared in accordance with Statutory Accounting Principles (“SAP”) as set forth in the Illinois Insurance Code or prescribed by the Department be established to reflect the cash portion of the estimated claim settlement but not the DPO.

The DPO is an interest bearing subordinated obligation of Triad with no stated repayment terms.  The DPO recording requirements became effective on June 1, 2009.  At June 30, 2010, the recorded DPOs, including a carrying charge of $6.0 million, amounted to $292.2 million.  The recording of a DPO does not impact reported settled losses as we continue to report the entire amount of a claim in our statement of operations.  The accounting for the recorded DPOs on a SAP basis is similar to a surplus note which is reported as a component of statutory surplus; accordingly, any repayment of the DPOs or the associated carrying charges is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.  However, in our financial statements prepared in accordance with GAAP included in this report, the DPOs and related accrued interest are reported as a liability.  At June 30, 2010, the cumulative effect of the DPO requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves, was to increase statutory policyholders’ surplus by $779.7 million over the amount that would have been reported absent the second Corrective Order.  There was no such impact to loss reserves or stockholders’ deficit calculated on a GAAP basis.

Failure to comply with the provisions of the Corrective Orders or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  Any such actions would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information.

Triad is also subject to comprehensive regulation by the insurance departments of the other states in which it is licensed to transact business.  Currently, the insurance departments of the other states are working with the Department in the implementation of the Corrective Orders.

Going Concern

Our ability to continue as a going concern is dependent on the Department’s ongoing review of our operating results compared to updated forecasts and our ability to reverse a large deficit in assets through future earnings.

Prior to the Corrective Orders, our recurring losses from operations and resulting decline in policyholders’ surplus as calculated in accordance with SAP increased the likelihood that Triad would be placed into receivership and raised substantial doubt about our ability to continue as a going concern.  The positive impact on surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $155.2 million at June 30, 2010, as opposed to a deficiency in policyholders’ surplus of $624.5 million on the same date had the second Corrective Order not been implemented.  While implementation of the Corrective Orders have deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about our ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent or for other reasons stated above.  If the Department were to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.  Our consolidated financial statements that are presented in this report do not include any adjustments that reflect the financial risks of Triad entering receivership proceedings and assume that we will continue as a going concern.

Although we reported net income of $79.1 million during our 2010 second quarter, we continued to report a deficit in assets under GAAP of $648.1 million at June 30, 2010 compared to a deficit in assets of $732.7 million at March 31, 2010 and $706.4 million at December 31, 2009.  A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP and is not necessarily a measure of insolvency. During the second quarter of 2010, we experienced a decline in the number of new defaults and an increase in the cures coming from both government-sponsored and servicer loan modification programs, and we made a change in the reserve factors utilized in our reserve methodology.  These factors, combined with an additional accrual of earned premium, were the primary drivers of the net income we reported in the second quarter of 2010.  Since the second quarter income was attributable to items that we believe are unlikely to occur again in the future in similar amounts, we do not expect to report similar levels of net income, and may report no net income at all, in future periods.  We will have to earn in excess of $648.1 million on a GAAP basis during the remaining run-off period in order to continue as a going concern.

See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information about our financial solvency and going concern risks and uncertainties.

Long-term Debt

During July 2010, we repurchased and retired early the entire $35 million aggregate principal amount of TGI’s outstanding 7.90% Notes due January 15, 2028 (the “Notes”).  We expect to recognize a gain on the repurchase and retirement of approximately $30.1 million in the quarter ending September 30, 2010, which will be reported as an “extraordinary item” under ASC 225-20.  We used a portion of TGI’s existing cash and invested assets to repurchase and retire the Notes.  Subsequent to the repurchase of the Notes, TGI’s existing cash and invested assets amounted to approximately $1.2 million, excluding amounts due to TGI from Triad.  On July 15, 2010, we also paid the semi-annual interest payment of $1.4 million due under the Notes. As a result of the repurchase and early retirement of the Notes, there will be no further interest due under the Notes. See further discussion under the heading, “Liquidity – Holding Company Specific”.

Captive Reinsurer Commutations

Prior to entering into run-off, we entered into various captive reinsurance agreements that were designed to allow lenders to share in the risks of mortgage insurance.  Under the typical captive reinsurance agreement, a captive reinsurer, generally an affiliate of the lender, assumed a portion of the risk associated with the lender’s book of business insured by us in exchange for a percentage of the premiums that we collected.  We require each captive reinsurer to establish a trust to partially support its obligations under the captive reinsurance agreement.  If certain capitalization requirements of the trust are not maintained, we retain the right to terminate the captive reinsurance agreement.  The termination of the captive reinsurance agreement is commonly referred to as a “commutation.”  Upon commutation, we generally receive all remaining trust assets, reduce the reinsurance recoverable for amounts due from the captive reinsurer, and cease ceding premium to the captive reinsurer.

During the first quarter of 2010, we determined that our two largest captive reinsurers had not maintained the required capitalization in their trusts.  As a result, and with the mutual agreement of each of the captive reinsurers, we commuted both of these captive reinsurance agreements during the first quarter and received approximately $188.7 million of aggregate trust assets from the two captive reinsurers.  These two commutations resulted in an increase in our invested assets and a corresponding decrease in reinsurance recoverable during the quarter ended March 31, 2010.  The commutations had no impact on our results of operations or financial condition for the quarter, as the amount recorded as reinsurance recoverable under the captive reinsurance agreements was limited to the captive reinsurers’ accumulated trust balances (see Note 3 to the consolidated financial statements).  Our receipt of the $188.7 million of trust assets, however, positively impacted our cash flows in the first quarter and first six months of 2010.

We are currently assessing our remaining captive reinsurers’ compliance with their capitalization requirements, and we are in discussions with several captive reinsurers regarding the potential commutation of their captive reinsurance agreements.  We currently do not expect the impact of any future commutations to have a material impact on our results of operations or financial condition.

Foreclosure Prevention Initiatives

Several programs have been initiated by the federal government and certain lenders that are, in general, designed to prevent foreclosures and provide relief to homeowners. These programs may involve modifications to the original terms of existing mortgages or their complete refinancing.  These programs are designed to provide a means for borrowers to qualify for lower payments by modifying the interest rate or extending the term of the mortgage.

One such program is the Home Affordable Modification Program (“HAMP”), which provides incentives to borrowers, servicers, and lenders to modify loans with the modifications jointly paid for by lenders and the U.S. government. A significant percentage of our cures over the previous six months have been attributable to HAMP and other foreclosure prevention programs. However, we believe that the number of policies that are successfully modified under these programs will decrease in future periods as the number of policies eligible for the programs decline.

We rely on information concerning HAMP provided to us by the GSEs and servicers.  We do not believe that we receive timely information on all of the loans participating in these programs nor the current status of the participating loans and we do not have the necessary information to determine the number of our policies in force that would be eligible for such modification programs.  Furthermore, once a policy completes the trial modification period, it may re-default and we currently cannot predict with any degree of precision the re-default rate. These factors affect our ability to evaluate the ultimate success rate of HAMP and other such programs and, therefore, the impact on our results of operations and financial condition.  If HAMP and/or similar programs prove to be effective in preventing ultimate foreclosure, future settled claim activity could be reduced.

If a loan is modified or refinanced as part of one of these programs, we intend to maintain insurance on the loan and are subject to the same ongoing risk if the policy were to re-default.  Furthermore, these programs could adversely affect us to the degree that borrowers who otherwise could make their mortgage payment choose to default in an attempt to become eligible for modification. The ultimate impact of these government programs on our future results of operations and prospects is unknown at this time.  See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information.

Consolidated Results of Operations

Following is selected financial information for the three-month and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands, except per share data)	2010	2009	% Change	2010	2009	% Change

Earned premiums	$72,330	$64,833	12	$118,218	$109,191	8
Net (benefit) losses and loss adjustment expenses	(7,770)	431,368	(102)	64,468	532,945	(88)
Net income (loss)	79,121	(359,419)	(122)	51,311	(414,593)	(112)
Diluted earnings (loss) per share	5.24	(23.91)	(122)	3.40	(27.65)	(112)

We reported quarterly net income of $79.1 million for the 2010 second quarter, a significant change from the 2010 first quarter and the 2009 second quarter.  A decline in the number of new defaults, an increase in cures due primarily to government-sponsored and servicer loan modification programs, and a change to the reserve factors utilized in our reserve methodology, coupled with an additional accrual of earned premiums, were the primary factors contributing to our net income reported for the second quarter of 2010.

Net losses and loss adjustment expenses (“LAE”) were a benefit of $7.8 million and an expense of $64.5 million for the three and six months ended June 30, 2010, respectively, a considerable improvement from the expenses reported in the respective periods of 2009.  Net losses and LAE are comprised of net settled claims and LAE as well as the increase in the loss and LAE reserves net of any reinsurance recoverables. Improved cure rates experienced during the first two quarters of 2010 caused us to adjust our reserve factors during the second quarter of 2010 for future cure rates on existing defaults. These adjustments, along with modestly higher rescission expectations, resulted in a reduction to our estimated reserve for losses.

We also experienced a decrease in the number of loans in default and the amount of risk in default, which was due to improved cure rates, paid claim activity, rescission activity, and a consistent decline in the number of new defaults over the first six months of 2010. While we are pleased with the decrease in the number of defaults and the amount of risk in default during the second quarter of 2010, the continuation of these trends is uncertain given the ongoing weakness in the mortgage and housing markets, high unemployment, and the potential for re-default under HAMP and other foreclosure prevention programs.

Direct paid claims during the second quarter of 2010 were $150.3 million, generally consistent with the first quarter of 2010, but down from $163.8 million paid during the second quarter of 2009.  For the six months ended June 30, 2010, direct paid claims totaled $299.6 million, compared to $227.8 million for the six months ended June 30, 2009.

Earned premium during the second quarter of 2010 increased by 57.6% from the first quarter of 2010 and 11.6% from the one-year prior period.  In the second quarter of 2010, we recognized approximately $11.5 million of accrued premium for certain Modified Pool transactions where pre-determined aggregate stop loss limits in the contracts were met on a settled basis because the premium continues to accrue until the insurance in force declines to 10% of the original amount.  Earned premium during the second quarter also benefitted from a smaller impact from expected premium refunds from rescission activity and the reduction in ceded premium due to the 2010 first quarter commutation of our two largest captive reinsurers.  For the six months ended June 30, 2010, earned premiums totaled $118.2 million, up 8.3% from the six-month period ended June 30, 2009.

Certain segments of our insured portfolio continue to perform more adversely when compared to the rest of the portfolio. These segments include:

•
Loans on properties in California, Florida, Arizona, and Nevada (collectively referred to as "distressed markets") - At June 30, 2010, the distressed markets comprised 47% of risk in default while only comprising 31% of total risk in force.  We believe the adverse performance of the distressed markets was, in part, due to non-sustainable levels of house price appreciation in the years prior to 2007 and the subsequent unprecedented depreciation in house prices.  In general, the non-distressed markets have not experienced the same degree of collapse in house prices that have occurred in the distressed markets.  However, we believe performance in the non-distressed markets has also been adversely impacted by the general depressed conditions in house prices and credit markets as well as high unemployment levels. Defaults in the distressed markets have also comprised a large percentage of paid claims and rescinded policies over the previous twelve months.

•
Policies originated in 2006 and 2007 - At June 30, 2010, defaults in these policy years comprised 66% of our gross risk in default while only comprising 56% of our total risk in force. These policy years have also comprised a large percentage of both paid claims and rescinded policies over the previous twelve months.

We describe our results of operations in greater detail in the discussion that follows.  The information is presented in four categories:  Production; Insurance and Risk in Force; Revenues; and Losses and Expenses.

Production

On July 15, 2008, we ceased issuing commitments for mortgage insurance.  Production for the three and six month periods ended June 30, 2010 was immaterial and we do not expect any material amount of production in future periods while we operate our business in run-off.

Insurance and Risk in Force

    The following table provides detail on our direct insurance in force at June 30, 2010 and 2009:

	June 30,
(dollars in millions)	2010	2009	% Change

Primary insurance	$33,091	$39,548	(16)
Modified Pool insurance	12,262	17,965	(32)
Total insurance	$45,353	$57,513	(21)

Primary insurance in force at June 30, 2010 declined by 16% from June 30, 2009, reflecting the lack of production during the previous twelve months as well as the cancellation of insurance coverage resulting primarily from claim settlement and rescission activity. Modified pool insurance in force at June 30, 2010 declined by 32% from June 30, 2009. The decline is primarily due to claim settlement and rescission activity, as well as the termination of a number of Modified Pool transactions where pre-determined aggregate stop loss limits in the contracts were met on a settled basis.  A small portion of our Modified Pool contracts contain provisions that terminate coverage and the contract when cumulative settled losses reach the stop loss limit. No future premium is received following the termination of these Modified Pool contracts.  We expect that several other Modified Pool transactions will also reach their respective stop loss limits and terminate during the remainder of 2010.  The majority of our Modified Pool contracts do not terminate when settled losses reach the stop loss limit and premiums will continue to be collected until such time that the remaining insurance in force is less than 10% of the original amount.  For contracts where the premiums continue, we expect to recognize the net present value of the expected future premium in the period during which our payments reach the maximum liability under the contract.

Approximately 81.5% of our Modified Pool insurance in force was originated in 2005, 2006, and 2007. Given the adverse development of our Modified Pool insurance originated in these years, the majority of these transactions have already reached the stop loss limit on an incurred basis. As the following table indicates, because we do not provide reserves on Modified Pool defaults when the cumulative incurred losses to date for the related transaction exceed the stop loss limit, we have limited loss exposure remaining under our Modified Pool contracts,.  Accordingly new Modified Pool defaults will have a limited net impact on our future results.  As a result, while we have previously segmented our incurred loss disclosures between Primary and Modified Pool, we expect to focus our future disclosures on our Primary business.

	June 30,	December 31,
(dollars in millions)	2010	2009

Modified Pool Summary
Gross risk in force prior to stop losses and deductibles	$3,590	$4,331
% of risk covered by stop losses and deductibles	85.1%	85.0%
Net risk in force (accounting for stop loss amounts and deductibles)	$535	$651
Carried reserves on net risk in force	272	388
Remaining aggregate loss exposure on Modified Pool contracts	$263	$263

Remaining Aggregate Loss Exposure by Policy Year
2003 and Prior	$121	$125
2004	80	84
2005	8	9
2006	48	39
2007	6	6
	$263	$263

Persistency levels have declined somewhat over the previous twelve months due to cancellation activity. Persistency is an important metric in understanding our future premium revenue, especially in run-off as no new business is being written and our overall premium base declines over time.  Generally, the longer a policy remains on our books, or “persists”, the greater the amount of premium revenue we will earn from the policy.  Primary insurance persistency declined slightly to 83.7% at June 30, 2010 compared to 85.6% at June 30, 2009. Modified Pool insurance persistency declined to 68.2% at June 30, 2010 compared to 87.9% at June 30, 2009 and was adversely impacted by the cancellation of certain of the Modified Pool transactions. We believe persistency has benefited from the inability of many borrowers to sell or refinance existing homes due to the decline in home prices and stricter underwriting standards.

Given the lack of production since 2008 and the relatively high levels of persistency, the composition of our risk in force has remained relatively consistent with that of a year ago.  Additionally, while our exposure to the distressed markets expressed as a percentage of our total risk in force remained relatively constant, the contribution to losses from the distressed markets has been disproportionally higher.

At June 30, 2010 and 2009, respectively, approximately 18.3% and 29.0% of our Primary risk in force is comprised of coverage on loans with the potential for negative amortization (“pay option ARM”) and interest only loans.  An inherent risk in both a pay option ARM loan and an interest only loan is the impact of the scheduled milestone in which the borrower must begin making amortizing payments.  These payments can be substantially greater than the minimum payments required before the milestone is met.  An additional risk to a pay option ARM loan is that the payment being made may be less than the amount of interest accruing, creating negative amortization on the outstanding principal of the loan.  We are not provided with information on whether a borrower is required to make amortizing payments but we are provided information on the accumulation of negative amortization.  The majority of our pay-option ARM loan portfolio has accumulated negative amortization and we believe the majority of this portfolio is approaching the milestone where amortizing payments will be required.  As a result, our pay-option ARM loans may face significant payment shock in the current and future periods which increases our risk of loss. Many of these pay-option ARM loans are also from the 2006 and 2007 vintage years and are located in the distressed states.  Historically, the performance of pay-option ARM loans has benefited from, and the risk has been mitigated by, home price appreciation and the ability to refinance before amortizing payments are required.  We do not believe these historical mitigating factors are present to any meaningful degree in the current environment.

At June 30, 2010, approximately 17.8% of our Primary risk in force is comprised of coverage on Alt-A loans.  We define Alt-A loans as loans that have been underwritten with reduced or no documentation verifying the borrower’s income, assets, or employment and where the borrower has a FICO score greater than 619. We have found a substantial amount of misrepresentation, program violations, and outright fraud on the Alt-A loans in our portfolio and have been able to rescind that coverage.  Due in part to recent conditions in the housing markets, the Alt-A loans, pay-option ARM loans, and interest-only loans have, as a group, performed significantly worse than the remaining prime fixed rate loans through June 30, 2010.

The following table shows direct Primary risk in force by year of loan origination. Business originated in 2006 and 2007 continues to comprise the majority of our risk in force.  This is due to the significant amounts of production during these two years as well as the large number of policies that have been cancelled from prior origination years.  In general, policies originated during these years have significantly higher amounts of average risk per policy than policies originated prior to 2006. Furthermore, policies originated during these vintage years have also exhibited higher default and claim rates than preceding vintage years.  For additional information regarding these vintage years, see “Losses and Expenses,” below.

	June 30, 2010			December 31, 2009
(dollars in thousands)	Gross Primary Risk in Force *	Percent of Total	Average Primary Risk in Force per Policy	Gross Primary Risk in Force *	Percent of Total	Average Primary Risk in Force per Policy

Vintage Year
2004 and before	$1,861,754	21.6	$29.4	$2,018,297	21.5	$29.6
2005	1,129,092	13.0	40.7	1,207,288	12.8	40.8
2006	1,742,235	20.2	51.2	1,907,181	20.4	51.9
2007	3,346,623	38.8	53.8	3,649,172	39.0	54.4
2008	554,224	6.4	46.7	586,753	6.3	46.8
Total	$8,633,928	100.0	43.4	$9,368,691	100.0	43.8

* Gross risk in force is on a per policy basis

Primarily due to the commutation of the captive reinsurance agreements during the first quarter of 2010, the percentage of our Primary flow insurance in force subject to captive reinsurance arrangements decreased to 15.7% at June 30, 2010 from 53.1% at December 31, 2009. Assets held in trusts supporting the reinsured risk also declined to $73.0 million at June 30, 2010 from $257.3 million at December 31, 2009. Certain of the remaining captive reinsurance arrangements have trust balances below the reserves ceded under the contracts.  In those cases, the net reserve credit that we recognize in our financial statements is limited to the trust balance.  Given this limitation as well as the decline in insurance in force subject to captive reinsurance, we expect limited benefit in future periods from these arrangements.

Revenues

A summary of the individual components of our revenue for the second quarter and first six months of 2010 and 2009 follows.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Direct premium written before the impact of refunds	$73,037	$74,558	(2)	$142,761	$155,331	(8)
Less:
Cash refunds primarily related to rescissions	(12,943)	(11,403)	14	(27,953)	(17,502)	60
Change in refund accruals primarily related to rescissions	14,102	10,666	32	13,781	(8,385)	(264)
Direct premium written	74,196	73,821	1	128,589	129,444
Ceded premium written	(2,730)	(10,027)	(73)	(10,932)	(21,157)	(48)
Net premium written	71,466	63,794	12	117,657	108,287	9
Change in unearned premiums	864	1,039	(17)	561	904	(38)
Earned premiums	$72,330	$64,833	12	$118,218	$109,191	8

Net investment income	$10,560	$10,859	(3)	$20,434	$22,051	(7)

Net realized investment (losses) gains	$(985)	$2,017	(149)	$(1,227)	$(2,548)	(52)

Total revenues	$81,905	$77,711	5	$137,417	$128,698	7

The decline in direct premium written before the impact of refunds for the three months and six months ended June 30, 2010 was primarily due to a 21.1% decline in insurance in force since June 30, 2009. Mitigating the impact of the decline in insurance in force was the recognition of approximately $11.5 million of accrued premium in the second quarter of 2010 due to the revised accounting treatment of certain Modified Pool contracts where pre-determined aggregate stop loss limits were met on a settled basis.  Under these contracts, the premium will continue to accrue until the insurance in force declines to 10% of the original amount. The amount recorded represents the net present value of all expected future premiums on these contracts. The accelerated recognition of the future premium from these Modified Pool transactions should result in lower premium recognition in future periods.

Rescission-related premium refunds also contributed to reported premium during the second quarter of 2010 as the decline in the accrual for expected refunds exceeded paid refunds. Rescission-related premium refunds, including both the cash paid out and the change in the accrual, resulted in a slight reduction to direct premium written in the second quarter of 2009. Cash premium refunded in the second quarter of 2010 increased to $12.9 million from $11.4 million in the second quarter of 2009, while the accrual we establish for expected premium refunds on policies that are currently under investigation for rescission decreased by $14.1 million in the second quarter of 2010 compared to a $10.7 million decrease in the second quarter of 2009.  At June 30, 2010, the accrual we have established for expected premium refunds declined to $33.7 million compared to $47.5 million at December 31, 2009.

Ceded premium is comprised primarily of premiums written under excess of loss reinsurance treaties with captives.  The decline in ceded premium during the second quarter and first six months of 2010 compared to the respective periods of 2009 was primarily due to a decrease in insurance in force subject to captive reinsurance, as we commuted the two largest captive reinsurance agreements in the first quarter of 2010.

Net investment income decreased by 3% and 7% during the second quarter and first six months of 2010 compared to the same periods of 2009, primarily due to a decrease in average invested assets as well as a decline in the realized investment yield.  For a discussion of the composition of our investment portfolio, see “Investment Portfolio.”

Losses and Expenses

A summary of the significant individual components of losses and expenses for the three-month and six-month periods ended June 30, 2010 and 2009 follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Net (benefit) losses and loss adjustment expenses	$(7,770)	$431,368	(102)	$64,468	$532,945	(88)
Other operating expenses	7,021	8,680	(19)	16,353	18,091	(10)
Interest expense	2,816	1,895	49	5,285	2,589	104
Total losses and expenses	$2,067	$441,943	(100)	86,106	553,625	(84)

Loss ratio	(10.7)%	665.4%	(102)	54.5%	488.1%	(89)
Expense ratio	9.8%	13.6%	(28)	13.9%	16.7%	(17)
Combined ratio	(0.9)%	679.0%	(100)	68.4%	504.8%	(86)

Net losses and LAE are comprised of settled claims and LAE as well as the increase in the loss and LAE reserve during the period. Due primarily to a decrease in loss reserves, net losses and LAE, which is generally an expense, was a net benefit of $7.8 million in the second quarter of 2010.  This benefit compares to a $72.2 million expense in the first quarter of 2010 and a $431.4 million expense in the second quarter of 2009. Net losses and LAE in the second quarter of 2009 contained a significant increase in reserves as a result of upward adjustments to the reserve factors.

The individual components of net losses and LAE for the six months ended June 30, 2010 were significantly affected by the commutation of our two largest captive reinsurance agreements. The funds received from the commutations are recorded as a reimbursement of claims paid and, as the table below illustrates, the recognition of these ceded paid losses resulted in a significant reduction to reported net settled claims for the six-months ended June 30, 2010. The statement of operations was not impacted, however, as the increase in ceded paid losses was offset by a decrease to reinsurance recoverable. The following table presents the impact of the captive commutations on the components of net losses and LAE for the first six months of 2010:

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
(dollars in thousands)	Before Impact of Commutations	Impact of Commutations	After Impact of Commutations	Before Impact of Commutations	Impact of Commutations	After Impact of Commutations

Net settled claims	$145,460	$-	$145,460	$290,433	$(188,657)	$101,776
Net change in loss reserves	(158,058)	-	(158,058)	(235,511)	188,657	(46,854)
Loss adjustment expenses	4,828	-	4,828	9,546	-	9,546
Total	$(7,770)	$-	$(7,770)	$64,468	$-	$64,468

The following table provides details on the amount of settled claims and the number of settled claims of both Primary and Modified Pool insurance for the three-month and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Net settled claims:
Primary insurance	$116,750	$114,947	2	$224,371	$171,224	31
Modified Pool insurance	33,582	48,826	(31)	75,195	56,561	33
Total direct settled claims	150,332	163,773	(8)	299,566	227,785	32
Ceded paid losses	(4,873)	(13,910)	(65)	(9,133)	(24,002)	(62)
Subtotal	145,460	149,863	(3)	290,433	203,783	43
Impact from captive commutations	-	-	n/a	(188,657)	-	n/a
Total net settled claims	$145,460	$149,863	(3)	$101,776	$203,783	(50)

Number of claims settled:
Primary insurance	2,354	1,775	33	4,432	2,819	57
Modified Pool insurance	615	827	(26)	1,315	958	37
Total	2,969	2,602	14	5,747	3,235	78

The decrease in the amount of settled claims during the second quarter of 2010 compared to the same period of 2009 is primarily due to a slightly lower severity. Average severity, which is calculated by dividing total direct settled claims by the number of claims settled, decreased to $50,600 during the second quarter of 2010 from $53,700 in the first quarter of 2010 and $62,900 in the second quarter of 2009. The decline in severity is due primarily to the composition of the claim paid inventory as the claims paid during the second quarter of 2010 were comprised of a smaller percentage of claims from the distressed markets, the 2006 and 2007 policy years, and the Modified Pool channel, all of which have larger average risk per policy.

Average severity continues to be influenced by our reduced ability to mitigate claims.  The decline in home prices since 2007 across almost all markets, with significant declines in the distressed markets, combined with reduced mortgage credit availability have continued to negatively impact our ability to mitigate losses through the sale of properties.   Policies originated in 2006 and 2007 have been particularly impacted by the decline in home prices because the properties were acquired by the borrowers at the peak of the market. We expect our ability to mitigate losses will continue to be adversely affected by these factors. A greater concentration of settled claims in distressed markets or more recent policy years will exacerbate this effect.

The table below provides a trend analysis of the gross cumulative incurred loss incidence rate by book year for our Primary business (calculated as cumulative gross losses settled plus loss reserves, excluding the impact of captive structures, divided by policy risk originated, in each case for a particular book year) as it has developed for each three-month period beginning March 31, 2009.

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Book Year	2010	2010	2009	2009	2009	2009
2000 & Prior	1.03%	1.02%	1.01%	1.00%	0.99%	0.98%
2001	1.92%	1.89%	1.85%	1.81%	1.78%	1.75%
2002	2.17%	2.12%	2.05%	2.00%	1.93%	1.87%
2003	2.59%	2.47%	2.32%	2.19%	2.06%	1.92%
2004	5.43%	5.31%	4.93%	4.48%	4.13%	3.58%
2005	12.69%	12.16%	11.56%	10.77%	10.09%	8.59%
2006	15.45%	15.56%	14.90%	14.14%	14.38%	10.59%
2007	13.72%	13.89%	13.18%	11.78%	10.70%	7.08%
2008	5.14%	4.95%	4.28%	3.65%	2.83%	1.82%
Total	6.61%	6.57%	6.24%	5.77%	5.48%	4.23%

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

Net losses and LAE also include the change in the reserve for losses.  The following table shows the change in the reserve for losses for the three-month and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

(Decrease) Increase in reserve for losses on a gross basis before the benefit of captives	$(161,901)	$329,836	(149)	$(228,856)	$399,481	(157)
Less:
Ceded reserves to captive reinsurers	(3,843)	50,874	(108)	6,655	80,890	(92)
Sub-total	(158,058)	278,962		(235,511)	318,591
Impact from captive commutations	-	-	n/a	188,657	-	n/a
Net (decrease) increase in reserve for losses	$(157,848)	$277,587	(157)	$(48,012)	$322,478	(115)

The reserve for losses on a gross basis (before the benefit of captive reinsurance) decreased by $161.9 million during the three-month period ended June 30, 2010.  This decline was primarily attributable to a decrease in the frequency factor used in our loss reserve methodology due to the inclusion of slightly improved cure rates and higher rescission activity, both of which have been observed during the first six months of 2010. The increase in the cure rate is due in part to the impact of HAMP and other loan modification programs as previously discussed. The rescission factor incorporated in the loss reserve calculation reduced gross reserves by 21% at June 30, 2010 compared to 22% at December 31, 2009.

The decrease in reserves was also attributable to a decline in the number of loans in default. The following table shows the default statistics for our Primary business at June 30, 2010 and December 31, 2009.

	June 30, 2010
	Total Company				Distressed Markets
(dollars in thousands)	Primary Risk in Force *	Average Primary Risk in Force Per Policy	Primary Loans in Default	Default Rate	Percent of Primary Risk in Force	Average Primary Risk in Force Per Policy	Default Rate
2004 & Prior	$1,861,754	$29.4	6,288	9.9%	3.2%	$29.4	12.1%
2005	1,129,092	40.7	4,674	16.9%	2.9%	53.0	33.4%
2006	1,742,235	51.2	7,684	22.6%	6.5%	71.7	44.0%
2007	3,346,623	53.8	13,937	22.4%	11.2%	73.3	41.8%
2008	554,224	46.7	1,365	11.5%	1.2%	55.2	20.9%
Total	$8,633,928	43.4	33,948	17.1%	25.0%	58.4	32.7%

	December 31, 2009
	Total Company				Distressed Markets
(dollars in thousands)	Primary Risk in Force *	Average Primary Risk in Force Per Policy	Primary Loans in Default	Default Rate	Percent of Primary Risk in Force	Average Primary Risk in Force Per Policy	Default Rate
2004 & Prior	$2,018,297	$29.6	6,836	10.0%	3.1%	$29.6	11.4%
2005	1,207,288	40.8	4,969	16.8%	2.9%	53.5	34.0%
2006	1,907,181	51.9	8,624	23.5%	6.9%	72.8	46.9%
2007	3,649,172	54.4	16,248	24.2%	11.7%	74.1	47.4%
2008	586,753	46.8	1,346	10.7%	1.2%	55.6	20.5%
Total	$9,368,691	43.2	38,023	17.8%	25.8%	59.6	35.6%

* Gross risk in force is on a per policy basis

The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.  The decline in the number of loans in default is due to a number of factors including: settled claim activity; higher cure rates; rescission activity; and a decline in the number of new defaults being reported.

For our Primary insurance, certificates originated during 2006 and 2007 comprise 63.7% of the number of loans in default, but 72.8% of the risk in default at June 30, 2010.  Both measures are down slightly from the 2009 year-end levels due primarily to a large amount of claim activity and rescission activity attributable to the 2005, 2006 and 2007 policy years. The difference in percentages of loans in default and risk in default primarily reflects the higher loan amounts associated with these policy years.

We are unable to determine if the recent decline in the default inventory will continue or abate.  Many economists are projecting another downturn in the housing markets as the backlog of foreclosed homes make their way through the sales cycle and negatively impact house prices.  Furthermore, we have historically experienced seasonal improvement in our default rates during the first two quarters of each year followed by a pattern of increased defaults in the last two quarters of each year.  While we are also pleased with the increase in the number of cures that have come from the modification programs, the re-default rate on borrowers that have entered these programs may increase considerably given current conditions in the housing market and high unemployment levels.

Future claim settlement activity remains uncertain due to rescission activity as well as government and other efforts to stem the level of foreclosures. During the second quarter and first six months of 2010, we rescinded coverage on loans with $167 million and $371 million, respectively, of risk in default compared to $147 million and $244 million of risk in default during the respective periods of 2009. We believe the majority of the rescinded risk in default would have ultimately resulted in settled claims.  At June 30, 2010, approximately 24.4% of the policies in our default inventory were under review for fraud or misrepresentation and we currently expect a significant percentage of these to be rescinded. The degree to which policies are rescinded could have a substantial impact on settled claim activity and our results of operations in 2010.

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

	June 30,	December 31,
(dollars in millions)	2010	2009

Gross risk on loans in default	$2,795	$3,638
Risk expected to be rescinded on loans in default	(542)	(725)
Risk in default net of expected rescissions	$2,253	$2,913

Gross case reserve (1)	$1,834	$2,427
Gross case reserves on loans expected to be rescinded	(392)	(540)
Gross case reserves net of expected rescissions	$1,442	$1,887

Gross case reserves net of expected rescissions as a percentage of gross risk in default	51.6%	51.9%

Gross case reserves net of expected rescissions as a percentage of gross risk in default, net of expected rescissions	63.8%	64.6%

Percentage decrease in gross case reserves from rescission factor	21.4%	22.2%

(1) Reflects gross case reserves, which excludes IBNR, ceded reserves and the benefit from Modified Pool structures.

Expenses and Taxes

Other operating expenses during the second quarter and first six months of 2010 decreased by 19% and 10%, respectively, compared to the same periods of 2009.  In general, the majority of our operating expenses are related to personnel cost which is expected to decline over time as we transition through run-off.  During the second quarter of 2010, although we reduced our headcount by approximately 12% in response to the declining insurance in force, the severance cost associated with these terminations offset any immediate cost savings.

Interest expense increased by $0.9 million and $2.7 million, respectively, in the second quarter and first six months of 2010 compared to the respective periods of 2009. The difference in interest expense is due to the accrual of $2.1 million and $3.9 million, respectively, in the second quarter and first six months of 2010 related to the DPO liability.

For the six months ended June 30, 2010, we reported no income tax expense due to the intra-period tax allocation rules set forth under ASC 740.  These rules require that the reduction in the valuation allowance related to the increase in unrealized gains be recorded in other comprehensive income and not through continuing operations.  In the first quarter of 2010, we qualified for an exception to the rules, which required that the tax expense related to the increase in unrealized gains be recorded through other comprehensive income and the tax benefit related to the reduction in the valuation allowance be recorded through continuing operations.  The tax expense recognized in the second quarter reflected the reversal of the benefit recognized in the 2010 first quarter when we reported a loss from operations.  At June 30, 2010, our tax NOL carry forward was approximately $387 million, an increase of $87 million from the $300 million tax NOL carry forward at December 31, 2009.

Financial Position

Total assets were $1.1 billion at both June 30, 2010 and December 31, 2009.  Total cash and invested assets increased to $971.7 million at June 30, 2010 from $833.3 million at December 31, 2009 as a result of the commutation of our two largest captive reinsurance agreements during the first quarter of 2010 and the resulting receipt of $188.7 million of trust assets.  The commutation of the captive reinsurance agreements was also the primary reason for the decline in reinsurance recoverable of $183.7 million at June 30, 2010 from December 31, 2009.

Total liabilities decreased slightly to $1.7 billion at June 30, 2010 from $1.8 billion at December 31, 2009. The decrease in total liabilities was due primarily to a $230.0 million decrease in loss reserves, which was partially offset by a $123.8 million increase in the DPOs and related accrued interest.

Investment Portfolio

The majority of our assets are included in our investment portfolio.  Our goal for managing our investment portfolio is to preserve capital, provide liquidity as necessary for the payment of claims, optimize investment returns, and adhere to regulatory requirements.  We have established a formal investment policy that describes our overall quality and diversification objectives and limits.  We classify our entire investment portfolio as available-for-sale.  All investments are carried on our balance sheet at fair value.

Our portfolio is composed of taxable publicly-traded fixed income securities and tax-preferred state and municipal securities.  Our taxable publicly-traded fixed income securities primarily include corporate debt obligations, residential mortgage-backed securities, asset-backed securities, and obligations of the U.S. Government and its agencies.  During the first quarter of 2010, we commuted our two largest captive reinsurance agreements and received approximately $188.7 million of trust assets. The majority of the assets we received from the captive trusts were in the form of cash as well as U.S. Treasury securities, investment-grade asset-backed securities and mortgage-backed securities. The cash has been subsequently invested according to our investment policy.

We anticipate negative cash flow from operations for the remainder of 2010 and into 2011 due to the expected increase in claims settled.  We expect the proceeds from the maturity and sale of securities will be used to fund these expected shortfalls.

The following table shows the makeup of our investment portfolio at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed maturity securities:
U. S. government and agency securities	$50,298	5.4	$25,260	3.1
Foreign government securities	10,123	1.1	10,302	1.3
Corporate debt	578,607	61.8	500,999	61.7
Residential mortgage-backed	107,635	11.5	107,406	13.2
Commercial mortgage-backed	1,228	0.1	-	0.0
Asset-backed bonds	52,646	5.6	39,392	4.9
State and municipal bonds	106,455	11.4	101,471	12.5
Total fixed maturities	906,992	96.9	784,830	96.7
Short-term investments	29,166	3.1	26,651	3.3

	$936,158	100.0	$811,481	100.0

The increase in our investment portfolio from December 31, 2009 is primarily due to the receipt of the trust assets from the captive commutations previously discussed.

Terms of the second Corrective Order require that Triad establish a separate custody account with investments at least equal to the unpaid DPOs.  At June 30, 2010, approximately 31% of our invested assets were supporting the DPOs and related accrued interest.  Repayments of the DPOs will be dependent on our future financial position, specifically our statutory risk-to-capital ratio and the level of statutory policyholders’ surplus, as well as the Department’s approval. If the required conditions exist, payments of the DPOs would result from a decrease in the deferred amount, currently at 40%, attributable to past paid claims and would likely result in large payments.  While we have attempted to position maturities in anticipation of any such payments, when and if they occur, the estimation of the timing of these payments requires assumptions as to future events and there are inherent risks and uncertainties involved in making these assumptions.

Unrealized Gains and Losses

The following table summarizes by category our unrealized gains and losses in our securities portfolio at June 30, 2010:

	As of June 30, 2010
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$48,993	$1,305	$-	$50,298
Foreign government securities	10,044	79	-	10,123
Corporate debt	541,043	37,564	-	578,607
Residential mortgage-backed	102,505	5,130	-	107,635
Commercial mortgage-backed	1,226	2	-	1,228
Asset-backed bonds	50,222	2,424	-	52,646
State and municipal bonds	99,304	7,151	-	106,455
Subtotal, fixed maturities	853,337	53,655	-	906,992
Short term investments	29,166	-	-	29,166
Total securities	$882,503	$53,655	$-	$936,158

Given our previous substantial losses from operations, strict regulatory oversight of our operations, and the significant doubt regarding our ability to continue as a going concern, we may be unable to hold impaired assets for a sufficient time to recover their value.  As a result, we recognize an impairment loss on all securities whose amortized cost is greater than the market value and thus have no unrealized losses at June 30, 2010. During the second quarter and first six months of 2010, we recognized impairment losses of $2.0 million and $2.3 million, respectively.

The unrealized gains are partly due to the recovery in value of previously impaired fixed income securities. These unrealized gains do not necessarily represent future gains that we will realize.  Changing conditions related to specific securities, overall market interest rates, credit spreads, as well as our decisions concerning the timing of a sale, may impact values we ultimately realize.  Taxable securities typically exhibit greater volatility in value than tax-preferred securities; accordingly, we expect greater volatility in unrealized gains and realized losses in future periods.  Volatility also may increase in periods of uncertain market or economic conditions.

Credit Risk

Credit risk is inherent in an investment portfolio. One way we attempt to limit the inherent credit risk in our portfolio is to maintain investments with relatively high ratings.  The following table shows our investment portfolio by credit ratings.

	June 30, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed Maturities:
U.S. treasury and agency bonds	$50,298	5.5	$25,260	3.2
AAA	182,399	20.1	169,326	21.6
AA	192,639	21.2	160,399	20.4
A	430,259	47.4	391,141	49.8
BBB	30,751	3.4	24,014	3.2
BB	1,856	0.2	1,817	0.2
B	358	0.0	-	-
CCC	3,028	0.3	-	-
CC and lower	2,404	0.3	239	-
Not rated	13,000	1.4	12,634	1.6
Total fixed maturities	$906,992	100.0	$784,830	100.0

We evaluate the credit risk of a security by analyzing the underlying credit qualities of the security. For corporate securities, we attempt to mitigate credit risk by managing exposure to different market sectors as well as individual issuers.  We also seek value in enhancements provided by financial guaranty insurers to our tax-preferred state and municipal fixed income securities which may benefit the credit rating.  Taxable securities generally do not have such credit enhancements and the credit rating reflects only the securities’ underlying credit qualities.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in accordance with GAAP and assume that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, our ability to continue as a going concern will be dependent on our ability to comply with terms of the Corrective Orders.  If we are unable to comply with the terms of the Corrective Orders, the Department may institute legal proceedings to place Triad in receivership.  If Triad were placed into receivership, all of the assets and future cash flows of Triad would be allocated to Triad’s policyholders to pay insurance claims and to pay creditors and the administrative expenses of the receivership, and none of such assets or cash flows would be available to TGI and its stockholders.  As Triad is TGI’s primary source of current and potential future cash flow, if Triad were placed in receivership proceedings by the Department, TGI would likely be forced to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws and it is likely that no funds would ever be available for distribution to our stockholders.  The report of our independent registered public accounting firm with respect to our December 31, 2009 and 2008 financial statements included a statement that they believe there is substantial doubt about our ability to continue as a going concern.

Under the Department’s Corrective Orders, all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by the recording of a DPO.  In addition to the DPOs, Triad also accrues a carrying charge based on the investment yield earned by Triad’s investment portfolio.  The ultimate payment of both the DPOs and the carrying charge are subject to Triad’s future financial performance and requires the approval of the Department.  At June 30, 2010, the total amount of DPOs was $292.2 million, including a carrying charge of $6.0 million.  During the second quarter of 2010, the DPOs grew by $60.1 million and $2.1 million of additional carrying charges were recorded.  The DPOs are supported by a segregated custodial account containing primarily corporate securities which are reported in our total invested assets.  The specific terms of the Corrective Order requiring the DPOs have and will continue to positively impact our operating cash flows until such time as we are required to distribute payments on the DPOs.  However, because we remain obligated to pay the DPOs and will accrue a carrying charge on the DPOs based on the investment yield earned by Triad’s investment portfolio, we do not expect to realize any ultimate financial benefit from recording a DPO.

We previously reported the sale of our information technology and operating platform to Essent Guaranty, Inc. (“Essent”). Under the terms of the purchase agreement, Essent acquired all of our proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for up to $30 million in cash and the assumption by Essent of certain contractual obligations.  Approximately $15 million of the consideration is fixed and up to an additional $15 million is contingent on Essent writing a certain minimum amount of insurance in the five-year period following closing.  We received the initial $10 million installment of the purchase price in the 2009 fourth quarter and are scheduled to receive payments of $2.5 million in each of the fourth quarters of 2010 and 2011 as part of the fixed consideration.  Under a services agreement, Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad at a fixed amount of $450,000 per month during 2010.

Generally, our sources of operating funds consist of premiums written and investment income.  Operating cash flow is applied to the payment of claims, interest and expenses.  During 2009, we had a deficit in operating cash flow of $134.9 million reflecting a decline in premiums written and substantially increased claim payments.  In the six-month period ending June 30, 2010, we reported positive cash flow from operations of $128.2 million, which was primarily the result of $188.7 million received as a result of the commutation of our two largest captive reinsurers in the first quarter of 2010. We do not anticipate any other such significant cash receipts in future periods as the result of captive commutations.  In the three-month period ended June 30, 2010, we reported a deficit in operating cash flow of $29.1 million as claim payments exceeded net premium received.  The second Corrective Order that stipulated the payment in cash of 60% of each settled claim and the establishment of a DPO for the remainder of each claim that was effective June 1, 2009 has had a significant positive impact on operating cash flows. Operating cash flow shortfalls are funded through sales and maturities of short-term investments and other longer-term investment securities.  See “Investment Portfolio” for more information.

Net cash received from premiums was $91.6 million during the first six months of 2010 compared to $117.2 million in the first six months of 2009.  This decrease was due primarily to the overall decline in insurance in force as well as premium refunds related to rescission activity, offset partially by a decline in premium ceded to captive reinsurers due to run-off and commutations. During the first six months of 2010, premium refunds were $28.0 million compared to $17.5 million for the same period of 2009.  While we anticipate additional refunds of premiums related to rescission activity during the remainder of 2010, the premium refund liability decreased to $33.7 million at June 30, 2010 compared to $47.5 million at December 31, 2009. The reduction in the premium refund liability is consistent with our expectations that rescission volume will decline in future periods.

During the first six months of 2010, after taking into consideration the $188.7 million received from the captive commutations and the impact of the DPOs, we had net cash received of $11.5 million from claim settlements compared to a cash outflow of $186.0 million during the first six months of 2009.  Cash outflows on settled claims during the first six months of 2010 were reduced by $119.9 million as a result of the DPO requirement.  The DPO provision was only in effect for one month during the first six months of 2009, reducing cash outflows on settled claims by $27.0 million.  While the DPO requirement will mitigate the actual cash paid on claims in any period in the short run, we expect that the amount of settled claims and the related cash paid will continue to increase in subsequent quarters, and the increase may be substantial.

We expect to report negative quarterly cash flows from operations throughout the remainder of 2010 because we anticipate claims and expenses will exceed our net premium and investment income.  We anticipate that the cash necessary to meet the negative operating cash flow will be funded by the scheduled maturities of invested assets and, if needed, sales of other assets in our investment portfolio.

Although we recorded net income of $51.3 million during the first half of 2010, primarily the result of a decrease in reserves, we still had a deficit in assets of $648.1 million at June 30, 2010 compared to a deficit in assets of $706.4 million at December 31, 2009.  We expect to continue to report a deficit in assets for the foreseeable future.

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

Triad cedes business to captive reinsurance affiliates of certain mortgage lenders, primarily under excess-of-loss reinsurance agreements.  Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust accounts where Triad is the sole beneficiary.  When we commute a captive reinsurance agreement, all reinsurance coverage terminates, Triad ceases to cede premium to the reinsurer, and the supporting trust agreement is terminated and the trust assets are generally distributed to us per terms of the agreement.  During the first quarter of 2010, we commuted our two largest captive reinsurance agreements and received approximately $188.7 million of trust assets as a result.  As a result of the commutations, total trust balances declined to $73.0 million at June 30, 2010 compared to $257.3 million at December 31, 2009. Future commutations, if any, are not expected to have a material impact on our results of operations or financial condition.

Triad ceased writing new mortgage commitments on July 15, 2008 and is operating its business in run-off.  The risk-to-capital ratio, which is utilized as a measure by many states and regulators of an insurer’s capital adequacy and ability to underwrite new business, is no longer relevant for Triad because we are operating in run-off.

Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, historically included both policyholders’ surplus and the special contingency reserve.  However, due to the ongoing operating losses, all of the contingency reserve has been released and therefore statutory capital consists solely of policyholders’ surplus.  Policyholders’ surplus at June 30, 2010 amounted to $155.2 million compared to $122.8 million at December 31, 2009.  However, absent the implementation of the DPO requirement, Triad would have reported a deficiency in policyholders’ surplus of $624.5 million at June 30, 2010 compared to a deficiency in policyholders’ surplus of $597.8 million at December 31, 2009.

Holding Company Specific

At June 30, 2010, TGI reported total cash and invested assets of $7.5 million and total liabilities of $35.8 million, which reflects $35.0 million aggregate principal amount of the outstanding 7.90% Notes due January 15, 2028 and accrued interest on the Notes.  In July 2010, TGI repurchased and retired early the entire $35.0 million of Notes for an aggregate purchase price of approximately $4.9 million.  TGI used a portion of its existing cash and invested assets to repurchase and retire the Notes.  On July 15, 2010, TGI also paid the semi-annual interest payment due under the Notes of $1.4 million to holders of record as of July 1, 2010.  Following the repurchase and early retirement of the Notes, TGI’s remaining cash and invested assets were approximately $1.2 million.  Our repurchase and early retirement of the Notes eliminates the need for us to continue to make the semi-annual interest payments that otherwise would have been due under the Notes with what we expect to be limited sources of cash on hand.  If we had remained subject to these debt service payments and defaulted at a subsequent date, it likely would have led us to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.

Following the repurchase and early retirement of the Notes, TGI’s expenses will primarily consist of legal, director, accounting, and consulting fees and are expected to range from approximately $250,000 to $600,000 per quarter. Triad has historically reimbursed TGI for a majority of its operating cash expenses under a management agreement. Pursuant to the Corrective Orders, we are required to submit to the Department a request for reimbursement of these expenses on a quarterly basis. During the first six months of 2010, TGI cash expenses were approximately $600,000 and all requested reimbursements, which include the majority of these expenses, were approved. There can be no assurance these quarterly expenditures will not increase in the future.  If the Department prohibits or limits the reimbursement by Triad of TGI’s operating expenses, the cash resources of TGI will be adversely affected.

As part of the sale of the information technology and operating platform to Essent, TGI also sold the software related to the establishment of Canadian operations. In the fourth quarter of 2009, TGI received approximately $0.4 million from the sale and accrued an additional $0.2 million, of which $0.1 million is scheduled to be received in the fourth quarter of 2010.  Additionally, under the terms of the agreement, TGI may receive an additional $0.6 million in contingent payments through 2014 if certain sales goals are met.

Update on Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2009, we identified the establishment of the reserves for losses and LAE as well as the valuations on our investments as the two areas that require a significant amount of judgment and estimates.  We provided a sensitivity analysis surrounding the reserve for losses and LAE and the two most sensitive areas of judgment, specifically the frequency and severity factors used in the establishment of reserves.  We continue to believe that a 20% change, plus or minus, in the frequency factor (which includes our estimate of future rescissions in the existing defaults) is possible given the uncertainty surrounding home prices and the economy.  In the second quarter of 2010, we decreased the frequency factor used in our reserve methodology by approximately 2% as a result of actual experience on specific segments of our in force portfolio.   Additionally, we believe the 5% increase or decrease in the severity factor remains a viable range through 2010.

Economic conditions that could give rise to an increase in the frequency rate include a sudden increase or a prolonged period of elevated unemployment rates, further deterioration in home prices, especially in geographical areas that had previously been less susceptible to such downward trends, or increased cultural or social acceptance of strategic defaults.  Conversely, an improved housing market or a sustained period of economic and job growth could potentially decrease the frequency rate.  Any factor that would affect our ability to sell a home of a borrower in default prior to foreclosure would affect our severity.  The most prominent of these would be the value of the underlying home. Government and private industry programs designed to stem the volume of foreclosures could also impact frequency and severity and the impact of these programs would most likely have a positive effect on our severity and frequency factors.

While rescission activity was significantly elevated in 2009 from our historical experience, our recent level of rescission activity is not necessarily indicative of future trends. Furthermore, our ability to rescind a policy may be adversely impacted by legal challenges from policyholders regarding our right to rescind policies.  The increased level of rescission and claims denial activity by mortgage insurers has caused certain policyholders and loan servicers to institute legal actions to challenge the validity of rescissions and claim denials, and we are currently a defendant in two such proceedings.  See Part II, Item 1, “Legal Proceedings” for further information.  We believe it is likely that other lenders and mortgage servicers will challenge the ability of mortgage insurers to rescind and deny coverage, including the filing of additional lawsuits.  An adverse court decision against us or another mortgage insurer could set a precedent that has the effect of significantly restricting or limiting our ability to rescind policies or deny coverage of claims and require a corresponding decrease in our rescission factor.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We had no material off-balance sheet arrangements at June 30, 2010.

We lease office facilities and office equipment under operating leases with minimum lease commitments that range from one to three years.  We currently sublease space on two floors of our office facility to Essent. We had no capitalized leases or material purchase commitments at June 30, 2010.

At June 30, 2010, our long-term debt had a single maturity date in 2028; however, as noted above, we repurchased and retired early the entire $35 million aggregate principal amount of such long-term debt in July 2010.  There were no material changes during the three months or six months ended June 30, 2010 to the aggregate contractual obligations shown in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

•	our ability to operate our business and maintain a solvent run-off;
•	our ability to continue as a going concern;
•	the ability of Triad to obtain approval from the Department to reimburse TGI for operating expenses and any other obligations;
•	our ability to rescind coverage or deny claims could be restricted or limited by legal challenges from policyholders and loan servicers;
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

b)
There were no changes to our internal control over financial reporting during the period ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below.

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

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. The total amount of risk originated under the AHM master policies, accounting for any applicable stop loss limits associated with Modified Pool contracts and less risk originated on policies which have been subsequently rescinded, was $1.5 billion, of which $1.0 billion remains in force at June 30, 2010.  Triad continues to accept premiums and process claims under the master policies but, as a result of this action, Triad ceased remitting claim payments to companies servicing loans originated by AHM.  Both premiums and claim payments subsequent to the filing of the complaint have been segregated pending resolution of this action.  We have not recognized any benefit in our financial statements pending the outcome of the litigation.

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

On December 11, 2009, American Home Mortgage Servicing, Inc. filed a complaint against Triad for damages, declaratory relief, and injunction in the United States District Court, Northern District of Texas. The complaint alleges that Triad denied payment on legitimate claims on 15 mortgage insurance loans and seeks damages, a declaration that our mortgage insurance policies prohibit denial of claim without evidence of harm, and an injunction against future like denials.  The parties filed a Joint Notice of Settlement and Motion for Dismissal with Prejudice on July 8, 2010 which the Court granted on July 13, 2010.  The settlement is not expected to have a material financial impact on the Company.

On March 5, 2010, Countrywide Home Loans, Inc. filed a lawsuit in the Los Angeles County Superior Court of the State of California alleging breach of contract and seeking a declaratory judgment that bulk rescissions of flow loans is improper and that Triad is improperly rescinding loans under the terms of its master policies.  On May 10, 2010 the case was designated as complex and transferred to the Court’s Complex Litigation Program.  Triad intends to vigorously defend this matter.

Item 6.  Exhibits

The exhibits filed with this quarterly report on Form 10-Q are set forth in the Exhibit Index on page 44 and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Guaranty Inc.

/s/ Kenneth S. Dwyer
August 11, 2010	Kenneth S. Dwyer Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.