Form 10-Q
period 2010-09-30
TRIAD GUARANTY INC
filed 2010-11-12
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Number of shares of common stock, par value $0.01 per share, outstanding as of October 29, 2010 was 15,258,128.

TRIAD GUARANTY INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except per share data)	2010	2009
	(unaudited)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $826,742 and $738,149)	$879,050	$784,830
Short-term investments	26,708	26,651
Total invested assets	905,758	811,481
Cash and cash equivalents	36,823	21,839
Accrued investment income	9,112	9,048
Property and equipment	2,419	3,515
Reinsurance recoverable, net	48,155	233,499
Other assets	53,885	45,444
Total assets	$1,056,152	$1,124,826

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Losses and loss adjustment expenses	$1,200,518	$1,537,043
Unearned premiums	10,197	12,153
Long-term debt	-	34,540
Deferred payment obligation	351,720	168,386
Accrued interest	-	2,476
Accrued expenses and other liabilities	89,095	76,586
Total liabilities	1,651,530	1,831,184
Commitments and contingencies - Note 5
Stockholders' deficit:
Preferred stock, par value $0.01 per share --- authorized 1,000,000
shares; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share --- authorized 32,000,000
shares; issued and outstanding 15,258,128 shares	153	153
Additional paid-in capital	114,056	113,848
Accumulated other comprehensive income, net of income tax
liability of $16,575	36,228	30,782
Accumulated deficit	(745,815)	(851,141)
Deficit in assets	(595,378)	(706,358)
Total liabilities and stockholders' deficit	$1,056,152	$1,124,826

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2010	2009	2010	2009

Revenue:
Premiums written:
Direct	$45,477	$44,331	$174,066	$173,775
Ceded	(2,338)	(10,177)	(13,270)	(31,334)
Net premiums written	43,139	34,154	160,796	142,441
Change in unearned premiums	1,139	1,422	1,700	2,326
Earned premiums	44,278	35,576	162,496	144,767

Net investment income	9,681	12,342	30,115	34,394
Net realized investment gains	14,694	3,253	13,467	705
Other (losses) income	(29)	127	(37)	130
	68,624	51,298	206,041	179,996

Losses and expenses:
Net losses and loss adjustment expenses	35,401	145,758	99,869	678,703
Interest expense	2,642	1,202	7,927	3,791
Other operating expenses	6,206	9,659	22,559	27,750
	44,249	156,619	130,355	710,244
Income (loss) before income tax expense (benefit) and extraordinary item	24,375	(105,321)	75,686	(530,248)
Income tax (benefit) expense:
Current	-	-	-	1,081
Deferred	-	(3,426)	-	(14,841)
	-	(3,426)	-	(13,760)
Income (loss) before extraordinary item	24,375	(101,895)	75,686	(516,488)
Extraordinary item - gain from repurchase and retirement of long-term debt	29,640	-	29,640	-
Net income (loss)	$54,015	$(101,895)	$105,326	$(516,488)

Income (loss) per common and common equivalent share:
Diluted income (loss) per share before extraordinary item	$1.61	$(6.78)	$5.00	$(34.44)
Diluted income per share for extraordinary item	$1.95	$-	$1.96	$-
Diluted income (loss) per share	$3.56	$(6.78)	$6.96	$(34.44)

Shares used in computing income (loss) per common and common equivalent share:
Diluted	15,184,568	15,032,997	15,134,111	14,995,339

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2010	2009

Operating activities
Net income (loss)	$105,326	$(516,488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	(338,481)	385,985
Accrued expenses and other liabilities	12,509	29,115
Deferred payment obligation	183,334	97,048
Income taxes recoverable	-	(6,576)
Reinsurance, net	185,344	(95,275)
Accrued investment income	(64)	736
Gain on repurchase of long-term debt	(29,640)	-
Net realized investment gains	(13,467)	(705)
Provision for depreciation	1,165	1,883
(Premium amortization) discount accretion on investments	(992)	(1,394)
Deferred income taxes	-	(14,841)
Prepaid federal income taxes	-	15
Real estate acquired in claim settlement, net of write-downs	-	713
Accrued interest payable	(2,476)	510
Other assets	(11,900)	3,506
Other operating activities	195	699
Net cash provided by (used in) operating activities	90,853	(115,069)

Investing activities
Securities available-for-sale:
Purchases – fixed maturities	(453,699)	(171,049)
Sales – fixed maturities	264,365	176,904
Maturities – fixed maturities	117,930	67,781
Sales – equities	2	540
Purchases of other investments	566	-
Net (increase) decrease in short-term investments	(58)	8,538
Property and equipment	(69)	(105)
Net cash used in investing activities	(70,963)	82,609

Financing activities
Repurchase of long-term debt	(4,906)	-
Net cash provided by financing activities	(4,906)	-

Net change in cash and cash equivalents	14,984	(32,460)
Cash and cash equivalents at beginning of period	21,839	39,940
Cash and cash equivalents at end of period	$36,823	$7,480

Supplemental schedule of cash flow information
Cash paid during the period for:
Income taxes Tax and Loss Bonds	$-	$7,721
Interest	$2,766	$2,766

See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

1.  The Company

Triad Guaranty Inc. (“TGI”) is a holding company that historically provided private mortgage insurance coverage in the United States through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”).  TGIC is a nationwide mortgage insurer pursuing a run-off of its existing in-force book of business.  Unless the context requires otherwise, references to “Triad” in this quarterly report on Form 10-Q refer to the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”).  References to the “Company” refer collectively to the operations of TGI and Triad.  Mortgage insurance allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market and protects lenders from credit default-related expenses.

TGIC is an Illinois-domiciled insurance company and TGAC is an Illinois-domiciled reinsurance company. The Illinois Department of Insurance (the “Insurance Department”) is the primary regulator of both TGIC and TGAC.  The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of Triad’s insurance business.  Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating its business in run-off under two Corrective Orders issued by the Department.  As used in these financial statements, the term "run-off" means continuing to service existing policies, but writing no new mortgage insurance policies.  Servicing existing policies includes: collecting premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy or cure the default and/or mitigate losses; reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the two Corrective Orders issued by the Department.  The term “settled,” as used in these financial statements in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by its policyholders.  Prior to June 1, 2009, valid claims were settled solely by a cash payment.  Effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”).  The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, and include restrictions on the payment of claims.

2.  Going Concern

The Company prepares its financial statements presented in this quarterly report on Form 10-Q in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The financial statements for Triad that are provided to the Department were prepared in accordance with Statutory Accounting Principles (“SAP”) as set forth in the Illinois Insurance Code or prescribed by the Department.  The primary differences between GAAP and SAP for Triad at September 30, 2010 were the methodology utilized for the establishment of reserves and the reporting requirements relating to the DPOs stipulated in the second Corrective Order.

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

The Company has prepared its financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to the Company's ability to continue as a going concern.  This uncertainty is based on, among other things, the possible inability of Triad to comply with the provisions of the Corrective Orders and the Company's ability to generate enough income over the term of the remaining run-off to overcome the $595.4 million deficit in assets at September 30, 2010.  The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

The accounting treatment for establishing loss reserves required by the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $194.8 million at September 30, 2010.  Absent this requirement, Triad would have reported a deficiency in policyholders’ surplus of $602.5 million at September 30, 2010 under SAP.  The ultimate payment of the DPOs and related carrying charges are subject to Triad’s future financial performance and will require approval of the Department.  Failure to comply with the provisions of the Corrective Orders could result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad. Any actions like this may lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.  The Company’s ability to successfully comply with the Corrective Orders and maintain statutory solvency is unknown at this time and is dependent upon many factors, including improved macroeconomic conditions in the United States.

3.  Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or subsequent periods.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Corrective Orders, Dividend Restrictions, and Statutory Results

Triad has entered into two Corrective Orders with the Department as detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Among other things, the Corrective Orders:

•	Require the oversight of the Department on substantially all operating matters;
•	Prohibit all stockholder dividends from Triad to TGI without the prior approval of the Department;
•	Prohibit interest and principal payments on Triad’s surplus note to TGI without the prior approval of the Department;
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

The DPO is an interest bearing subordinated obligation of Triad with no stated repayment terms.  The requirement to record DPOs became effective on June 1, 2009.  At September 30, 2010, the recorded DPOs, including carrying charges of $8.5 million, amounted to $351.7 million.  The recording of a DPO does not affect reported settled losses as the Company continues to report the entire amount of a claim in its statements of operations.  The accounting for the DPOs on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus; accordingly, any repayment of the DPOs or the associated carrying charges is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.  However, in the Company’s financial statements prepared in accordance with GAAP included in this report, the DPOs and related accrued carrying charges are reported as a liability.  At September 30, 2010, the cumulative effect of this requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves, was to increase statutory policyholders’ surplus by $797.3 million over the amount that would have been reported absent the second Corrective Order.  There was no such impact to loss reserves or stockholders’ deficit calculated on a GAAP basis.

Failure to comply with the provisions of the Corrective Orders or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  Any such actions would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws. See Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information.

Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital, which is defined as the statutory surplus plus the statutory contingency reserve. The Corrective Orders under which Triad is currently operating specifically prohibit the writing of new insurance by Triad.  While the risk-to-capital ratio of Triad has benefitted from the DPO requirements of the Corrective Orders, it remains substantially greater than the 25:1 regulatory guideline.  Even if Triad’s risk-to-capital ratio were to be reduced to 25-to-1 or lower as a result of the second Corrective Order, Triad would continue to be prohibited by the Department from issuing new commitments for insurance.

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

Although a percentage of premiums, certain reserves and losses are ceded to the captive reinsurer under the captive reinsurance agreements, these agreements do not relieve Triad from its obligations to policyholders.  Failure of the captive reinsurer to honor its obligations under the captive reinsurance agreement could result in losses to Triad; consequently, Triad establishes allowances for amounts deemed uncollectible from the captive reinsurer.

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

Commutations of captive reinsurance agreements generally result in an increase in the Company’s invested assets and a corresponding decrease in reinsurance recoverable during the quarter the agreements are commuted. The commutations have minimal impact on results of operations or financial condition, as the amount recorded as reinsurance recoverable under the captive reinsurance agreements is limited to the captive reinsurers’ accumulated trust balances.  Triad commuted its two largest captive reinsurance agreements during the first quarter of 2010 and received approximately $188.7 million of aggregate trust assets from the two captive reinsurers. Triad also commuted two smaller captive reinsurance agreements during the third quarter of 2010 and received the aggregate trust assets amounting to less than $1.0 million. The commutations and receipt of the trust assets positively impacted the Company’s operating cash flow for the first nine months of 2010.

At September 30, 2010, there were approximately $64.8 million in captive reinsurance trust balances supporting the risk transferred to the captive reinsurers, of which approximately $41.0 million has been recognized as a benefit in the Company’s financial statements.  As Triad cannot force capital contributions by captive reinsurers, the Company limits the amount of benefit recognized on reserves ceded to captives to the trust balance.  As of September 30, 2010, there were certain captive reinsurance agreements where the potential reserves that could be ceded based upon the terms of the captive reinsurance agreements, combined with any unpaid ceded claims, had exceeded the trust balance and the actual reserves ceded were limited to the trust balances.

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

A number of factors can impact the actual frequency and severity realized during the year compared to those utilized in the reserve assumptions at the beginning of the year including: changes in home prices at a faster rate than anticipated; the unanticipated impact of loan modification programs on cure rates; the impact of a higher or lower unemployment rate than anticipated; an unanticipated slowdown or acceleration of the overall economy; or social and cultural changes that are more accepting of mortgage defaults even when the borrower has the ability to pay. Changes in the actual rescission rate compared to the rate utilized in the reserve assumptions can also impact the frequency factor.  Rescissions are a key component in determining the level of estimated loss reserves and ultimately the level of paid claims.  Any change to the actual rescission rate compared to those utilized in the reserve methodology can have a material impact on the Company’s financial condition. Such changes may come about for a number of reasons but include legal objections to the right to rescind. See Note 4, “Litigation” in this Form 10-Q and Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for more information.

The assumptions utilized in the calculation of the loss reserve estimate are continually reviewed and adjusted as necessary.  Such adjustments are reflected in the financial statements in the periods in which the adjustments are made.

Income Recognition

In addition to the income recognition policies related to premiums as described in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company recognizes the net present value of estimated future premiums of certain Modified Pool transactions where pre-determined aggregate stop loss limits in the related contracts have been met on a settled basis but for which the premium continues until the insurance in force declines to 10% of the original amount.  During 2010, several Modified Pool transactions reached the aggregate stop loss limits on a settled basis and the Company has recorded approximately $15.5 million of estimated future premiums on these transactions.  The Company anticipates that it will continue to reach these thresholds of settled claims with respect to a number of Modified Pool transactions as claims continue to be settled.

Extraordinary Item

During July 2010, TGI repurchased and retired the entire $35 million par value of its 7.90% Notes due January 15, 2028 (the “Notes”) for an aggregate purchase price of approximately $4.9 million.  In accordance with the provisions of ASC 225-20, Extraordinary and Unusual Items (“ASC 225-20”), the Company recognized an extraordinary gain on the repurchase and retirement of approximately $29.6 million in the quarter ending September 30, 2010. The extraordinary gain is reported net of income tax expense of zero as the income tax expense on the gain was completely offset by a reduction in the valuation allowance.  See Note 9 below for a detailed explanation of the tax treatment.

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

On February 6, 2009, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina.  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between October 26, 2006 and April 1, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers.  The court appointed lead counsel for the plaintiff and an amended complaint was filed on June 22, 2009.  TGI filed its motion to dismiss the amended complaint on August 21, 2009 and the plaintiff filed its opposition to the motion to dismiss on October 20, 2009.  TGI’s reply to the motion to dismiss was filed on November 19, 2009.  Oral arguments on the motion occurred on August 30, 2010.  The court has not yet issued its opinion.

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. The total amount of risk originated under the AHM master policies, accounting for any applicable stop loss limits associated with Modified Pool contracts and less risk originated on policies which have been subsequently rescinded, was $1.5 billion, of which $1.0 billion remains in force at September 30, 2010.  Triad continues to accept premiums and process claims under the master policies but, as a result of this action, Triad ceased remitting claim payments to companies servicing loans originated by AHM.  Both premiums and claim payments subsequent to the filing of the complaint have been segregated pending resolution of this action.  Triad has not recognized any benefit in its financial statements pending the outcome of the litigation.

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

On December 11, 2009, American Home Mortgage Servicing, Inc. filed a complaint against Triad for damages, declaratory relief, and injunction in the United States District Court, Northern District of Texas.  The complaint alleged that Triad denied payment on legitimate claims on 15 mortgage insurance loans and sought damages, a declaration that Triad’s mortgage insurance policies prohibit denial of claim without evidence of harm, and an injunction against future like denials.  The parties filed a Joint Notice of Settlement and Motion for Dismissal with Prejudice on July 8, 2010, which the Court granted on July 13, 2010.  The case was subsequently dismissed with prejudice.  The settlement did not have a material financial impact on the Company.

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

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities as of September 30, 2010 and December 31, 2009 were as follows:

	As of September 30, 2010
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$49,212	$1,785	$-	$50,997
Foreign government securities	14,367	520	-	14,887
Corporate debt	535,761	37,363	-	573,124
Residential mortgage-backed	75,117	3,522	-	78,639
Commercial mortgage-backed	22,827	211	-	23,038
Asset-backed bonds	41,633	1,797	-	43,430
State and municipal bonds	87,825	7,110	-	94,935
Subtotal, fixed maturities	826,742	52,308	-	879,050
Short term investments	26,708	-	-	26,708
Total securities	$853,450	$52,308	$-	$905,758

	As of December 31, 2009
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$24,957	$303	$-	$25,260
Foreign government securities	9,991	311	-	10,302
Corporate debt	468,998	32,001	-	500,999
Residential mortgage-backed	102,392	5,014	-	107,406
Asset-backed bonds	36,844	2,548	-	39,392
State and municipal bonds	94,967	6,504	-	101,471
Subtotal, fixed maturities	738,149	46,681	-	784,830
Short term investments	26,650	1	-	26,651
Total securities	$764,799	$46,682	$-	$811,481

The unrealized gains are due in part to the recovery in value of previously impaired fixed income securities.  Unrealized gains do not necessarily represent future gains that the Company will realize.  The value of the Company’s investment portfolio will vary depending on overall market interest rates, credit spreads, and changing conditions related to specific securities, as well as other factors. Volatility may increase in periods of uncertain market or economic conditions.

The amortized cost and estimated fair value of fixed maturity available-for-sale securities at September 30, 2010 are summarized by stated maturity below.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Fair Value

Maturity:
One year or less	$71,247	$72,549
After one year through five years	384,605	409,907
After five years through ten years	245,655	262,129
After ten years	125,235	134,465
Total	$826,742	$879,050

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Realized Gains (Losses) Related to Investments

The details of net realized investment (losses) gains are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$14,839	$3,537	$15,987	$6,220
Gross realized losses	(161)	(278)	(2,518)	(5,630)
Equity securities:
Gross realized gains	8	-	23	62
Gross realized losses	-	-	-	(83)
Foreign currency gross realized losses	-	(10)	-	85
Other investment (losses) gains	8	4	(25)	51
Net realized gains	$14,694	$3,253	$13,467	$705

Realized investment gains during the three-months and nine-months ended September 30, 2010 resulted primarily from the sale of corporate securities as Triad repositioned the investment portfolio to a slightly longer duration. The portfolio repositioning was due to a slowdown in claim payments resulting from foreclosure prevention initiatives and other factors.

6.  Fair Value Measurement

Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of September 30, 2010 and December 31, 2009 are summarized below:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets
Fixed maturity securities available-for-sale	$879,050	$879,050	$784,830	$784,830
Short-term investments	26,708	26,708	26,651	26,651
Cash and cash equivalents	36,823	36,823	21,839	21,839
Financial Liabilities
Long-term debt	-	-	34,540	7,268

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2:	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or a liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  An asset’s or a liability’s level within the fair value hierarchy as well as transfers in and out of Level 3 are determined at the end of the reporting period.  At September 30, 2010, approximately 0.2% of the Company’s invested assets were Level 3 securities.

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

Observable and unobservable inputs are used in the valuation methodologies and these are based on a set of standard inputs that are generally used to evaluate all of the Company’s available-for-sale securities.  The standard inputs used in order of priority are benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  Depending on the type of security or the daily market activity, standard inputs may be prioritized differently or may not be available for all available-for-sale securities on any given day.  In addition, market indicators, industry, and economic events are monitored and further market data is acquired if certain triggers are met.  For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable.

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

The following is a description of the valuation methodologies used in determining the fair value of the Company’s assets and liabilities.

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

Long-term debt

During July 2010, TGI repurchased and retired the entire $35 million par value of its 7.90% Notes originally due January 15, 2028 for an aggregate purchase price of approximately $4.9 million.  In accordance with the provisions of ASC 225-20, the Company recognized an extraordinary gain on the repurchase and retirement of approximately $29.6 million in the quarter ending September 30, 2010. At September 30, 2010, the Company did not have any long-term debt outstanding.

Fair Value of Investments

The Company did not have any material assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2010 or at December 31, 2009.  During the third quarter 2010, a security totaling $0.5 million was transferred from Level 3 to Level 2.  The following table summarizes the assets measured at fair value on a recurring basis and the source of the inputs in the determination of fair value as of September 30, 2010 and December 31, 2009:

	Fair Value at Reporting Date Using
(dollars in thousands)	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
Fixed maturities:
U. S. government and agency securities	$50,997	$-	$50,997	$-
Foreign government securities	14,887	-	14,887	-
Corporate debt	573,124	-	573,124	-
Residential mortgage-backed	78,639	-	78,639	-
Commercial mortgage-backed	23,038	-	23,038	-
Asset-backed bonds	43,430	-	41,738	1,692
State and municipal bonds	94,935	-	94,935	-
Total fixed maturities	879,050	-	877,358	1,692
Short-term investments
Money market instruments	25,542	25,542	-	-
Commercial paper	1,166	-	1,166	-
Total	$905,758	$25,542	$878,524	$1,692

	Fair Value at Reporting Date Using
(dollars in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
Fixed maturities:
U. S. government and agency securities	$25,260	$-	$25,260	$-
Foreign government securities	10,302	-	10,302	-
Corporate debt	500,999	-	500,999	-
Residential mortgage-backed	107,406	-	107,406	-
Asset-backed bonds	39,392	-	37,398	1,994
State and municipal bonds	101,471	-	101,471	-
Total fixed maturities	784,830	-	782,836	1,994
Short-term investments
Money market instruments	25,889	25,889	-	-
Commercial paper	762	-	762	-
Total	$811,481	$25,889	$783,598	$1,994

Significant unobservable inputs (Level 3) were used in determining the fair value on certain bonds in the fixed maturities portfolio during this period.  The following table provides a reconciliation of the beginning and ending balances of these Level 3 bonds and the related gains and losses related to these assets during the three month and nine month periods ended September 30, 2010 and 2009, respectively.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009

Securities available-for-sale
Asset-backed bonds:
Beginning balance	$2,046	$1,837	$1,994	$2,535
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(460)	-	(460)	-
Total gains and losses (realized and unrealized):
Included in operations	13	(26)	(172)	(357)
Included in other comprehensive income	145	68	266	118
Purchases, issuances and settlements
Purchases	57	-	196	-
Issuances	-	-	-	-
Sales	(109)	(5)	(132)	(422)
Settlements	-	-	-	-
Ending balance	$1,692	$1,874	$1,692	$1,874

The amount of total gains and losses for the period included in operations attributable to realized losses and the change in unrealized gains or losses relating to assets still held at the reporting date.	$157	$42	$94	$(239)

7.  Earnings (Loss) Per Share ("EPS")

Basic and diluted EPS are based on the weighted-average daily number of shares outstanding.  In computing diluted EPS, only potential common shares that are dilutive – those that reduce EPS or increase loss per share – are included.  Exercises of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported.  For the three months ended September 30, 2010, there is no dilutive effect of stock options and unvested restricted stock on the weighted-average shares outstanding.  For the nine months ended September 30, 2010, the denominator used to calculate diluted EPS includes the dilutive effects of unvested restricted stock on 1,610 weighted-average shares outstanding.  The basic and diluted EPS are the same for the three months and nine months ended September 30, 2010 as there is no material dilutive effect.  For the three months and nine months ended September 30, 2009, the basic and diluted EPS denominators are the same weighted-average daily number of shares outstanding.  The numerator used in both the basic EPS and diluted EPS calculation is the gain or loss reported for the period represented.  The extraordinary item contributed $1.95 and $1.96 per share to basic and diluted EPS for the three months and nine months ended September 30, 2010, respectively.

8.  Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  For the Company, other comprehensive income (loss) is normally composed of unrealized gains or losses on available-for-sale securities, net of income taxes. However, when an entity is in a net operating loss (“NOL”) carry forward position for income tax purposes, ASC 740, Income Taxes (“ASC 740”) requires that unrealized gains (losses) not be reported net of income taxes in those periods where taxable income is reported.  Effective with the issuance of the first Corrective Order, the Company no longer has the ability to hold securities in an unrealized loss position until such time that the securities recover in value or mature due to the possibility that Illinois law may require the Department to seek receivership if the corrective plan were deemed ineffective.  Thus, any security with a fair value less than the book value at the balance sheet date is considered to be other-than-temporarily impaired and the loss is recognized as a realized loss in the Statements of Operations.  The Company recognized other comprehensive loss in the amount of $1.3 million for the third quarter of 2010, and recognized other comprehensive income of $5.4 million for the nine months ended September 30, 2010.  Comprehensive income was $52.7 million and $110.8 million, respectively, for the three months and nine months ended September 30, 2010.  For the three month and nine month periods ended September 30, 2009, the Company’s other comprehensive income was $6.4 million and $27.6 million, respectively, and the Company’s comprehensive loss was $95.5 million and $488.9 million, respectively.

9.  Income Taxes

Income tax expense (or benefit) for each year is allocated to continuing operations, discontinued operations, extraordinary items, other comprehensive income, and other charges or credits recorded directly to shareholders’ equity. This allocation is commonly referred to as intra-period tax allocation as outlined in ASC 740, Income Taxes (“ASC 740”).  When considering intra-period tax allocations, a company also should consider the accounting for income taxes in interim periods. ASC 740-20-45-7 requires that the tax effect of pretax income from continuing operations be determined without regard to the tax effects of items not included in continuing operations. This is commonly referred to as the “incremental approach” where the tax provision is generally calculated for continuing operations without regard to other items.

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

The Company has established a full valuation allowance for the portion of deferred tax assets that are not expected to be realized, primarily the NOL tax carry forward.  For the three months and the nine months ended September 30, 2010, the Company reported net income (including an extraordinary gain) for which no income tax effect is shown in these financial statements.  However, the underlying impact is that both the deferred tax asset and the valuation allowance have been reduced by the tax effect of the income reported.

10. Tax Benefits Preservation Plan

On September 13, 2010, TGI adopted a Tax Benefits Preservation Plan (the “Plan”) to help protect the Company’s ability to recognize certain potential tax benefits in future periods from net unrealized built-in losses and tax credits, as well as any net operating losses that may be expected in future periods (the “Tax Benefits”).  Section 382 of the Internal Revenue Code (“Section 382”) limits the ability of a company to take advantage of Tax

Benefits when an ownership change occurs.  In general, an “ownership change” under Section 382 occurs if there is a cumulative change in the Company’s ownership by “5% stockholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period.  The Plan is designed to reduce the likelihood that the Company will experience an ownership change.

In connection with the adoption of the Plan, the Company declared a dividend of one preferred stock purchase right (each, a “Right”) for each outstanding share of the Company’s common stock to holders of record on September 27, 2010.  Subject to certain exceptions, the Rights generally are not exercisable until the earlier of (i) the close of business on the 10th business day after the date of the announcement that a person has become a 5% stockholder and (ii) the close of business on the 10th business day after the date of the commencement of a tender or exchange offer by any person which could, if consummated, result in such person becoming a 5% stockholder.  The Company may redeem all of the Rights at a price of $0.0001 per Right at any time before the Rights become exercisable.

The Rights will expire on the earliest of (i) May 31, 2014; (ii) the time at which all Rights are redeemed or exchanged; (iii) the first date of a taxable year of the Company as to which the board of directors of the Company determines that no Tax Benefits may be carried forward; (iv) a date, prior to the Rights becoming exercisable, on which the board of directors of the Company determines that the Rights and the Plan are no longer necessary for the preservation or existence of the Tax Benefits or are no longer in the best interests of the Company and its stockholders; (v) the failure of the stockholders to approve the Plan at the 2011 annual meeting of the Company’s stockholders; and (vi) the repeal or amendment of Section 382, if the board of directors of the Company determines that the Plan is no longer necessary for the preservation of Tax Benefits.

11. Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Form 10-Q require potential adjustment or disclosure in the financial statements.  We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s Consolidated Financial Statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes our consolidated financial condition, changes in financial position, and results of operations for the three months and nine months ended September 30, 2010 and 2009.  This discussion supplements Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009, and should be read in conjunction with the interim financial statements and notes contained herein.

Certain of the statements contained in this quarterly report on Form 10-Q are "forward-looking statements" and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include estimates and assumptions related to economic, competitive, regulatory, operational and legislative developments and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to change, uncertainty and circumstances that are, in many instances, beyond our control and they have been made based upon our current expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of a number of factors, including: the possibility that the Illinois Department of Insurance may take various actions regarding Triad if it does not operate its business in accordance with its revised financial and operating plan and the Corrective Orders, including seeking receivership proceedings; our ability to operate our business in run-off and maintain a solvent run-off; our ability to continue as a going concern; the possibility of general economic and business conditions that are different than anticipated; legislative, regulatory, and other similar developments; changes in interest rates, employment rates, the housing market, the mortgage industry and the stock market; legal and other proceedings regarding modifications and refinancing of mortgages and/or foreclosure proceedings; the possibility that there will not be adequate interest in our common stock to ensure efficient pricing; and the relevant factors described in this report under the heading "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995," as well as the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2009 and in other reports and statements that we file with the Securities and Exchange Commission (the “SEC”).  Forward-looking statements are based upon our current expectations and beliefs concerning future events and we undertake no obligation to update or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made, except as required by the federal securities laws.

Overview

Triad Guaranty Inc. (“TGI”) is a holding company that historically provided private mortgage insurance coverage in the United States through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”).  TGIC is a nationwide mortgage insurer pursuing a run-off of its existing in-force book of business.  Unless the context requires otherwise, references to “Triad” in this quarterly report on Form 10-Q refer to the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”).  References to “we,” “us,” “our,” and the “Company” refer collectively to the operations of TGI and Triad.

TGIC is an Illinois-domiciled insurance company and TGAC is an Illinois-domiciled reinsurance company. The Illinois Department of Insurance (the “Insurance Department”) is the primary regulator of both TGIC and TGAC.  The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of our insurance business.  Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating its business in run-off under two Corrective Orders issued by the Department.  As used in this quarterly report, the term "run-off" means continuing to service existing policies, but writing no new mortgage insurance policies.  Servicing existing policies includes: collecting premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy or cure the default and/or mitigate our loss; reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the two Corrective Orders issued by the Department.  The term “settled,” as used in this quarterly report in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by our policyholders.  Prior to June 1, 2009, valid claims were settled solely by a cash payment.  Effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”).  The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, and include restrictions on the payment of claims.

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

In run-off, our expenses consist primarily of: settled claims (including LAE) net of any losses ceded to captive reinsurers; changes in reserves for estimated future claim payments on loans that are currently in default net of any reserves ceded to captive reinsurers; general and administrative costs of servicing existing policies; other general business expenses; and interest expense on the DPO and on the long-term debt prior to its repurchase and retirement in the third quarter of 2010.

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

Our results of operations in run-off could also be impacted significantly by recent federal government and private initiatives to limit foreclosures, and provide stability and liquidity in the secondary mortgage market.  See the discussion below for further details on these initiatives.

Corrective Orders

Triad has entered into two Corrective Orders with the Department as detailed in our Annual Report on Form 10-K for the year ended December 31, 2009. Among other things, the Corrective Orders:

•	Require the oversight of the Department on substantially all operating matters;
•	Prohibit all stockholder dividends from Triad to TGI without the prior approval of the Department;
•	Prohibit interest and principal payments on Triad’s surplus note to TGI without the prior approval of the Department;
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

The DPO is an interest bearing subordinated obligation of Triad with no stated repayment terms.  The requirement to record DPOs became effective on June 1, 2009.  At September 30, 2010, the recorded DPOs, including a carrying charge of $8.5 million, amounted to $351.7 million.  The recording of a DPO does not impact reported settled losses as we continue to report the entire amount of a claim in our statements of operations.  The accounting for the recorded DPOs on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus; accordingly, any repayment of the DPOs or the associated carrying charges is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.  However, in our financial statements prepared in accordance with GAAP included in this report, the DPOs and related accrued carrying charges are reported as a liability.  At September 30, 2010, the cumulative effect of the DPO requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves, was to increase statutory policyholders’ surplus by $797.3 million over the amount that would have been reported absent the second Corrective Order.  The cumulative increase to statutory policyholders’ surplus of the DPO requirement was $718.6 million at December 31, 2009.  During 2010, the increase to statutory policyholders’ surplus affected by the DPO requirement has waned as the increase in the DPO liability from the settlement of claims has been partially offset by the decrease in statutory loss reserves. There is no such impact to loss reserves or stockholders’ deficit calculated on a GAAP basis.

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

Prior to the Corrective Orders, our recurring losses from operations and resulting decline in policyholders’ surplus as calculated in accordance with SAP increased the likelihood that Triad would be placed into receivership and raised substantial doubt about our ability to continue as a going concern.  The positive impact on surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $194.8 million at September 30, 2010, as opposed to a deficiency in policyholders’ surplus of $602.5 million on the same date had the second Corrective Order not been implemented.  While implementation of the Corrective Orders have deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about our ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent or for other reasons stated above.  If the Department were to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.  Our consolidated financial statements that are presented in this report do not include any adjustments that reflect the financial risks of Triad entering receivership proceedings and assume that we will continue as a going concern.

While we reported net income of $54.0 million and $79.1 million during the third and second quarters of 2010, respectively, we continued to report a deficit in assets under GAAP of $595.4 million at September 30, 2010.  A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under

GAAP and is not necessarily a measure of insolvency. We experienced favorable incurred loss development in the third and second quarter of 2010 but also recognized revenue on items that are unlikely to occur again in the future at the same magnitude or at all.  The earnings reported in the third quarter of 2010 included a sizable gain on the repurchase of our long-term debt and a large amount of realized investment gains.  The earnings reported in the second quarter of 2010 included the additional accrual of earned premium related to certain Modified Pool contracts that reached the stop loss on a settled basis.  During the third and second quarters of 2010, the number of new defaults declined and we saw an improvement in the number of cures reported which we believe is due, in part, to both government and servicer loan modification programs. While the recent default development is encouraging, we continue to be challenged by a sizable number of new defaults, an aging default inventory, reduced premium from policy lapses and rescissions, ongoing high unemployment, and generally depressed home prices.  The gain on the debt repurchase is a one-time event that will not be recurring.  We do not expect to report similar levels of earnings as the last two quarters, and may report losses, in future periods.  We will have to earn in excess of $596 million on a GAAP basis during the remaining run-off period in order to continue as a going concern.

See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information about our financial solvency and going concern risks and uncertainties.

Tax Benefits Preservation Plan

At September 30, 2010, our tax NOL carry forward was approximately $377 million, an increase of $77 million from the $300 million tax NOL carry forward at December 31, 2009. On September 13, 2010, TGI adopted a Tax Benefits Preservation Plan, which we refer to as the Plan, to help protect our ability to recognize certain potential tax benefits in future periods from net unrealized built-in losses and tax credits, as well as any net operating losses that may be expected in future periods (the “Tax Benefits”).  Section 382 of the Internal Revenue Code limits the ability of a company to take advantage of Tax Benefits when an ownership change occurs.  In general, an “ownership change” under Section 382 occurs if there is a cumulative change in the Company’s ownership by “5% stockholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period.  The Plan is designed to reduce the likelihood that we will experience an ownership change.

In connection with the adoption of the Plan, we declared a dividend of one preferred stock purchase right, which we refer to as a Right, for each outstanding share of our common stock to holders of record on September 27, 2010.  Subject to certain exceptions, the Rights generally are not exercisable until the earlier of (i) the close of business on the 10th business day after the date of the announcement that a person has become a 5% stockholder and (ii) the close of business on the 10th business day after the date of the commencement of a tender or exchange offer by any person which could, if consummated, result in such person becoming a 5% stockholder.  We may redeem all of the Rights at a price of $0.0001 per Right at any time before the Rights become exercisable.

The Rights will expire on the earliest of (i) May 31, 2014; (ii) the time at which all Rights are redeemed or exchanged; (iii) the first date of a taxable year for us as to which our board of directors determines that no Tax Benefits may be carried forward; (iv) a date, prior to the Rights becoming exercisable, on which our board of directors determines that the Rights and the Plan are no longer necessary for the preservation or existence of the Tax Benefits or are no longer in the best interests of us and our stockholders; (v) the failure of the stockholders to approve the Plan at our 2011 annual meeting of stockholders; and (vi) the repeal or amendment of Section 382, if our board of directors determines that the Plan is no longer necessary for the preservation of Tax Benefits.

Long-term Debt

In July 2010, we repurchased and retired the entire $35 million par value of TGI’s 7.90% Notes originally due January 15, 2028 (the “Notes”) for an aggregate purchase price of approximately $4.9 million.  In accordance with the provisions of ASC 225-20, we recognized an extraordinary gain on the repurchase and retirement of approximately $29.6 million in the 2010 third quarter.    As a result of the repurchase and retirement of the Notes, no further interest will be due under the Notes.  See further discussion under the heading, “Liquidity – Holding Company Specific.”

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

During the first quarter of 2010, we determined that our two largest captive reinsurers had not maintained the required capitalization in their trusts.  As a result, and with the mutual agreement of each of the captive reinsurers, we commuted both of these captive reinsurance agreements during the first quarter and received approximately $188.7 million of aggregate trust assets from the two captive reinsurers.  We also commuted two smaller captive reinsurance agreements during the third quarter of 2010 and received less than $1 million of aggregate trust assets.  These commutations resulted in an increase in our invested assets and a corresponding decrease in reinsurance recoverable.  The commutations had minimal impact on our results of operations or financial condition as the amount recorded as reinsurance recoverable under the captive reinsurance agreements was limited to the captive reinsurers’ accumulated trust balances.  The commutations and receipt of the trust assets, however, positively impacted our cash flows for the nine month period ending September 30, 2010.

We are currently assessing our remaining captive reinsurers’ compliance with their capitalization requirements, and we are in discussions with several captive reinsurers regarding the potential commutation of their captive reinsurance agreements.  We currently do not expect the impact of any future commutations to have a material impact on our results of operations or financial condition.

Foreclosure Prevention Initiatives and Delays

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

One such program is the Home Affordable Modification Program (“HAMP”), which provides incentives to borrowers, servicers, and lenders to modify loans with the modifications jointly paid for by lenders and the U.S. government. HAMP and other such programs are responsible for a significant percentage of our cures in 2010. However, we believe that the number of policies that are modified under these programs and subsequently cure will decrease in future periods as the number of policies eligible for the programs decline.

We rely on information concerning HAMP provided to us by the GSEs and servicers.  We do not believe that we receive timely information on all of the loans participating in these programs nor the current status of the participating loans and we do not have the necessary information to determine the number of our policies in force that would be eligible for such modification programs.  Furthermore, a significant number of the policies that have completed the trial modification period have subsequently re-defaulted and we believe the number of policies that re-default will increase in the future. The ultimate impact of HAMP and other such programs is dependent on the number of policies which are successfully modified and do not re-default. Currently, we are unable to estimate with any degree of precision these factors and are, therefore, unable to estimate the ultimate impact of these programs on our results of operations and financial condition. If HAMP and/or similar programs prove to be effective in preventing ultimate foreclosure, future settled claim activity could be reduced.

If a loan is modified or refinanced as part of one of these programs, we intend to maintain insurance on the loan and are subject to the same ongoing risk if the policy were to re-default.  Furthermore, these programs could adversely affect us to the degree that borrowers who otherwise could make their mortgage payment choose to default in an attempt to become eligible for modification.

Certain large loan servicers have recently reported documentation problems with their foreclosure proceedings and have instituted temporary halts to processing foreclosures. These problems primarily involve documents that must be submitted before a foreclosure can proceed. Articles on the matter report alleged fraudulent notary signatures, lack of evidence of ownership, and individuals who routinely sign thousands of foreclosure documents a week without properly reviewing the documents. Besides a halt in current foreclosure proceedings, prior foreclosures may be reviewed for evidence of improper foreclosure proceedings.

Although we do not expect foreclosure moratoriums to have a significant financial impact on our financial condition and results of operations, see Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information on the risks and uncertainties associated with foreclosure moratoriums.

Consolidated Results of Operations

Following is selected financial information for the three-month and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands, except per share data)	2010	2009	% Change	2010	2009	% Change

Earned premiums	$44,278	$35,576	24	$162,496	$144,767	12
Net losses and loss adjustment expenses	35,401	145,758	(76)	99,869	678,703	(85)
Net income (loss)	54,015	(101,895)	153	105,326	(516,488)	120
Diluted earnings (loss) per share	3.56	(6.78)	152	6.96	(34.44)	120

Net income for the 2010 third quarter reflected a non-recurring gain from our debt repurchase reported as an extraordinary item and a large amount of realized investment gains along with continuing positive default experience during the quarter.  The nine-month earnings reported above for 2010 also benefited from an additional accrual of earned premiums related to certain Modified Pool transactions that have reached the stop loss on a settled basis.  While we are pleased with our performance and the trends in the default inventory, the continuation of these trends is uncertain given the ongoing weakness in the mortgage and housing markets, high unemployment, and the potential for re-default under HAMP and other foreclosure prevention programs.

Net losses and loss adjustment expenses for the third quarter of 2010 were down compared to the respective period of 2009.  Net losses and LAE are comprised of net settled claims, LAE, and the change in loss reserves net of any reinsurance recoverables.  The loss and LAE reserve declined during the third quarter of 2010 primarily due to a 7.6% decrease in the default inventory and an increase in our expectations for future rescissions, which generally reduces the frequency factor utilized in our reserve methodology.  In the third quarter of 2009, the default inventory was growing and we increased the severity factor which contributed to the increase in the loss and LAE reserve that period.

Direct net settled claims during the 2010 third quarter were $142.2 million, compared to $150.3 million in the second quarter of 2010 and $173.6 million settled during the third quarter of 2009. The amount of direct settled claims in any one quarter is affected by rescission activity and delays in foreclosure, as well as severity.

Earned premium during the third quarter of 2010 decreased by 38.8% from the second quarter of 2010 but increased by 24.5% from the one-year prior period.  The decline in earned premium during the 2010 third quarter when compared to the 2010 second quarter was primarily due to the accrual of premium for certain Modified Pool contracts in the 2010 second quarter where pre-determined aggregate stop loss limits were met as well as the impact of premium refunds related to rescissions.  The increase in earned premium in the third quarter of 2010 compared to the same period of 2009 was also due to the impact of premium refunds related to rescissions coupled with a larger amount of ceded premium in the third quarter of 2009.

During the third quarter of 2010, we repurchased and retired the entire $35 million par value of TGI’s 7.90% Notes due January 15, 2028 (the “Notes”) for an aggregate purchase price of approximately $4.9 million.  In accordance with the provisions of ASC 225-20, we recognized an extraordinary gain of approximately $29.6 million in the quarter ending September 30, 2010.

Responding to the slowdown in claim settlements, we extended the average life of the investment portfolio in the third quarter of 2010. As a result of the portfolio repositioning, we reported net realized gains of $14.7 million during the third quarter of 2010 compared to net realized gains of $3.3 million in the third quarter of 2009.

Certain segments of our insured portfolio continue to perform more adversely when compared to the rest of the portfolio. These segments include:

•
Loans on properties in California, Florida, Arizona, and Nevada (collectively referred to as "distressed markets") - At September 30, 2010, the distressed markets comprised 46% of risk in default while only comprising 29% of total risk in force.  Defaults in the distressed markets have also comprised a large percentage of paid claims and rescinded policies over the previous twelve months. We believe the adverse performance of the distressed markets was, in part, due to non-sustainable levels of house price appreciation in the years prior to 2007 and the subsequent unprecedented depreciation in house prices.  In general, the non-distressed markets have not experienced the same degree of collapse in house prices that have occurred in the distressed markets.  However, performance in the non-distressed markets has also been adversely impacted and we believe this is due to the general depressed conditions in house prices and credit markets as well as high unemployment levels.

•
Policies originated in 2006 and 2007 - At September 30, 2010, defaults in these policy years comprised 65% of our gross risk in default while only comprising 54% of our total risk in force. These policy years have also comprised a large percentage of both paid claims and rescinded policies over the previous twelve months.

We describe our results of operations in greater detail in the discussion that follows.  The information is presented in four categories:  Production; Insurance and Risk in Force; Revenues; and Losses and Expenses.

Production

On July 15, 2008, we ceased issuing commitments for mortgage insurance, only issuing coverage to borrowers for which we had made a commitment.  We have had no material production since 2008.

Insurance and Risk in Force

The following table provides detail on our direct insurance in force at September 30, 2010 and 2009:

	September 30,
(dollars in millions)	2010	2009	% Change

Primary insurance	$31,162	$37,596	(17)
Modified Pool insurance	10,254	16,984	(40)
Total insurance	$41,416	$54,580	(24)

The decline in Primary insurance in force at September 30, 2010 from September 30, 2009 is consistent with a company in run-off and reflects the lack of production during the previous twelve months as well as the cancellation of insurance coverage resulting primarily from claim settlement and rescission activity.  The decline in Modified Pool insurance in force at September 30, 2010 from September 30, 2009 is also due to claim settlement and rescission activity, as well as the termination of a number of Modified Pool transactions where pre-determined aggregate stop loss limits in the contracts were met on a settled basis.  A small portion of our Modified Pool contracts contain provisions that terminate coverage and the contract when cumulative settled losses reach the stop loss limit. No future premium is received following the termination of these Modified Pool contracts.  We expect that other Modified Pool transactions will also reach their respective stop loss limits on a settled basis and terminate in the near future.  The majority of our Modified Pool contracts do not terminate when settled losses reach the stop loss limit and premiums will continue to be collected until such time that the remaining insurance in force is less than 10% of the original amount.  For contracts where the premiums continue, we expect to recognize the net present value of the expected future premium in the period during which our payments reach the maximum liability under the contract with adjustments to the accrual, if any, impacting premium earned in the period of the adjustment. In both types of Modified Pool contracts, affected policies are excluded from in force statistics once the pre-determined stop loss limit is met on a settled basis.

Approximately 78.5% of our Modified Pool insurance in force was originated in 2005, 2006, and 2007. Given the adverse development of our Modified Pool insurance originated in these years, the majority of these transactions have already reached the stop loss limit on an incurred basis. As the following table indicates, because we do not provide reserves on Modified Pool defaults when the cumulative incurred losses to date for the related transaction exceed the stop loss limit, we have limited loss exposure remaining under our Modified Pool contracts.  Accordingly, new Modified Pool defaults will have a limited net impact on our future results.  As a result, although we have historically segmented our incurred loss disclosures between Primary and Modified Pool, we have focused our incurred loss disclosures on our Primary business since the second quarter of 2010.

	September 30,	December 31,
(dollars in millions)	2010	2009

Modified Pool Summary
Gross risk in force prior to stop losses and deductibles	$3,416	$4,331
% of risk covered by stop losses and deductibles	84.9%	85.0%
Net risk in force (accounting for stop loss amounts and deductibles)	$515	$651
Carried reserves on net risk in force	248	388
Remaining aggregate loss exposure on Modified Pool contracts	$267	$263

Remaining Aggregate Loss Exposure by Policy Year
2003 and Prior	$119	$125
2004	77	84
2005	7	9
2006	57	39
2007	7	6
	$267	$263

Overall persistency levels have declined somewhat over the previous twelve months due to cancellation activity. Persistency is an important metric in understanding our future premium revenue, especially in run-off as no new business is being written and our overall premium base declines over time.  Generally, the longer a policy remains on our books, or “persists”, the greater the amount of total premium revenue we will earn from the policy.  Primary insurance persistency increased slightly to 83.4% at September 30, 2010 compared to 84.2% at September 30, 2009. Modified Pool insurance persistency declined to 87.1% at September 30, 2010 compared to 85.6% at September 30, 2009 and was adversely impacted by the cancellation of certain of the Modified Pool transactions. We believe persistency has benefited from the temporary delays in foreclosure as well as the inability of many borrowers to sell or refinance existing homes due to the decline in home prices and stricter underwriting standards.

At September 30, 2010 and 2009, respectively, approximately 19.9% and 21.6% of our Primary risk in force is comprised of coverage on loans with the potential for negative amortization (“pay option ARM”) and interest only loans.  An inherent risk in both a pay option ARM loan and an interest only loan is the impact of the scheduled milestone in which the borrower must begin making amortizing payments.  These payments can be substantially greater than the minimum payments required before the milestone is met.  An additional risk to a pay option ARM loan is that the payment being made may be less than the amount of interest accruing, creating negative amortization on the outstanding principal of the loan.  We are not provided with information on whether a borrower is required to make amortizing payments but we are provided information on the accumulation of negative amortization.  The majority of our pay-option ARM loan portfolio has accumulated negative amortization and we believe the majority of this portfolio is approaching the milestone where amortizing payments will be required.  As a result, our pay-option ARM loans may face significant payment shock in the current and future periods which increases our risk of loss. Many of these pay-option ARM loans are also from the 2006 and 2007 vintage years and are located in the distressed states.  Historically, the performance of pay-option ARM loans has benefited from, and the risk has been mitigated by, home price appreciation and the ability to refinance before amortizing payments are required.  While current interest rates remain at historically low rates, which may mitigate the payment shock at the reset date, we do not believe these other historical mitigating factors are present to any meaningful degree in the current environment.

At September 30, 2010, approximately 17.3% of our Primary risk in force is comprised of coverage on Alt-A loans.  We define Alt-A loans as loans that have been underwritten with reduced or no documentation verifying the borrower’s income, assets, or employment and where the borrower has a FICO score greater than 619. We have found a substantial amount of misrepresentation, program violations, and fraud on the Alt-A loans in our portfolio and have generally rescinded coverage when this has been discovered.  Due in part to recent conditions in the housing markets, the Alt-A loans, pay-option ARM loans, and interest-only loans have, as a group, performed significantly worse than the remaining prime fixed rate loans through September 30, 2010.

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

Primarily due to the commutation of the captive reinsurance agreements during the first quarter of 2010, the percentage of our Primary flow insurance in force subject to captive reinsurance arrangements decreased to 15.2% at September 30, 2010 from 53.1% at December 31, 2009. Assets held in trusts supporting the reinsured risk also declined to $64.8 million at September 30, 2010 from $257.3 million at December 31, 2009. Certain of the remaining captive reinsurance arrangements have trust balances below the reserves ceded under the contracts.  In those cases, the net reserve credit that we recognize in our financial statements is limited to the trust balance.  Given this limitation as well as the decline in insurance in force subject to captive reinsurance, we expect limited benefit in future periods from these arrangements.

Revenues

A summary of the individual components of our revenue for the third quarter and first nine months of 2010 and 2009 follows.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Direct premium written before the impact of refunds	$60,855	$70,367	(14)	$203,616	$225,697	(10)
Less:
Cash refunds primarily related to rescissions	(17,427)	(13,003)	34	(45,380)	(30,505)	49
Change in refund accruals primarily related to rescissions	2,049	(13,033)	(116)	15,830	(21,417)	(174)
Direct premium written	45,477	44,331	3	174,066	173,775
Less premium ceded to captives	(2,338)	(10,177)	(77)	(13,270)	(31,334)	(58)
Net premium written	43,139	34,154	26	160,796	142,441	13
Change in unearned premiums	1,139	1,422	(20)	1,700	2,326	(27)
Earned premiums	$44,278	$35,576	24	$162,496	$144,767	12

Net investment income	$9,681	$12,342	(22)	$30,115	$34,394	(12)

Net realized investment gains	$14,694	$3,253	352	$13,467	$705	1,810

Total revenues	$68,624	$51,298	34	$206,041	$179,996	14

Direct premium written before the impact of refunds has declined in the three-month and nine-month periods ended September 30, 2010 from the respective periods of 2009 primarily due to a 24.1% decline in insurance in force since September 30, 2009.  Mitigating the impact of the decline in insurance in force was the recognition of approximately $4.2 million and $11.3 million of accrued premium in the third quarter and second quarter of 2010, respectively, due to certain Modified Pool contracts where pre-determined aggregate stop loss limits were met on a settled basis.  The accrual was established at June 30, 2010 and was increased at September 30, 2010 based in part on favorable persistency development.  Under these contracts, the premium will continue to accrue until the insurance in force declines to 10% of the original amount. The amount recorded represents the net present value of all expected future premiums on these contracts. The accelerated recognition of the future premium from these Modified Pool transactions should result in lower premium recognition in future periods.

Premium refunds, primarily related to rescission activity, include cash premium refunded as well as the change in the accrual for expected premium refunds.  For the third quarter of 2010, premium refunds resulted in a $15.4 million reduction in earned premium compared to a contribution of $1.2 million in the second quarter of 2010 and a reduction of $26.0 million in the third quarter of 2009.  The contribution to earned premium in the second quarter of 2010 resulted from a decrease in the accrual for expected premium refunds which exceeded the cash premium refunded.  Actual cash premium refunded in the third quarter of 2010 increased to $17.4 million from $12.9 million in the second quarter of 2010 and $13.0 million in the third quarter of 2009.  The accrual we have established for expected premium refunds on policies that are currently under investigation for rescission declined slightly to $31.6 million at September 30, 2010 compared to $33.7 million at June 30, 2010 and was down considerably from the $47.5 million at December 31, 2009.

Ceded premium is comprised primarily of premiums written under excess of loss reinsurance treaties with captives.  The decline in ceded premium during the third quarter and first nine months of 2010 compared to the respective periods of 2009 was due to a decrease in insurance in force subject to captive reinsurance, as we commuted the two largest captive reinsurance agreements in the first quarter of 2010.

The decline in net investment income during the third quarter and first nine months of 2010 compared to the same periods of 2009 was primarily due to a decrease in average invested assets as investments are liquidated to meet operating cash needs as well as a decline in the realized investment yield. Additionally, investment income in the third quarter of 2009 was positively impacted by the recognition of the accretion of discount on securities that were previously impaired as a result of requirements of the Corrective Orders rather than credit issues.  For a discussion of the composition of our investment portfolio, see “Investment Portfolio.”

During the third quarter of 2010, we extended the average life of our investment portfolio by selling shorter term securities and investing the proceeds in longer term securities. As a result, we realized net investment gains of approximately $14.7 million.

Losses and Expenses

A summary of the significant individual components of losses and expenses for the three-month and nine-month periods ended September 30, 2010 and 2009 follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Net losses and loss adjustment expenses	$35,401	$145,758	(76)	$99,869	$678,703	(85)
Other operating expenses	6,206	9,659	(36)	22,559	27,750	(19)
Interest expense	2,642	1,202	120	7,927	3,791	109
Total losses and expenses	$44,249	$156,619	(72)	$130,355	$710,244	(82)

Loss ratio	80.0%	409.7%	80	61.5%	468.8%	87
Expense ratio	14.4%	28.3%	49	14.0%	19.5%	28
Combined ratio	94.3%	438.0%	78	75.5%	488.3%	85

Net losses and LAE are comprised of settled claims, LAE and the change in the loss and LAE reserve during the period. The decrease in net losses and LAE in the three months and nine months ended September 30, 2010 compared to the respective periods of 2009 is primarily due to the development of loss reserves during the respective periods.

The individual components of net losses and LAE for the nine months ended September 30, 2010 were significantly affected by the commutation of our two largest captive reinsurance agreements. The funds received from the commutations are recorded as a reimbursement of claims paid and, as the table below illustrates, the recognition of these ceded paid losses resulted in a significant reduction to our reported net settled claims for the nine-month period ended September 30, 2010. The statement of operations was not impacted, however, as the increase in ceded paid losses was offset by a decrease to reinsurance recoverable. The following table presents the impact of the captive commutations on the components of net losses and LAE for the first nine months of 2010:

	Nine Months Ended
	September 30, 2010
(dollars in thousands)	Before Impact of Commutations	Impact of Commutations (1)	After Impact of Commutations

Net settled claims	$422,572	$(188,657)	$233,915
Net change in loss reserves	(332,740)	188,657	(144,083)
Loss adjustment expenses	10,037	-	10,037
Total	$99,869	$-	$99,869

(1) The impact of commutations only reflects the amount reported during the first quarter of 2010.

The following table provides details on the amount of settled claims and the number of settled claims of both Primary and Modified Pool insurance for the three-month and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Net settled claims:
Primary insurance	$107,965	$89,646	20	$332,336	$260,870	27
Modified Pool insurance	34,244	83,924	(59)	109,439	140,485	(22)
Total direct settled claims	142,209	173,570	(18)	441,775	401,355	10
Ceded paid losses	(10,070)	(15,689)	(36)	(19,203)	(39,691)	(52)
Subtotal	132,139	157,881	(16)	422,572	361,664	17
Impact from captive commutations (1)	-	-	n/a	(188,657)	-	n/a
Total net settled claims	$132,139	$157,881	(16)	$233,915	$361,664	(35)

Number of claims settled:
Primary insurance	2,158	1,624	33	6,516	4,443	47
Modified Pool insurance	633	1,170	(46)	1,947	2,128	(9)
Total	2,791	2,794	(0)	8,463	6,571	29

(1) The impact of commutations only reflects the amount reported during the first quarter of 2010.

The increase in the amount of Primary direct settled claims for the three month period ending September 30, 2010 compared to September 30, 2009 is the result of an increase in the number of claims settled offset by a decline in severity.  Average severity, which is calculated by dividing total direct settled claims by the number of claims settled, for Primary settled claims decreased to $50,000 during the third quarter of 2010 from $55,200 in the third quarter of 2009.  The decline in average severity for Primary settled claims is due primarily to the composition of the claim settled inventory as the claims paid during the third quarter of 2010 were comprised of a smaller percentage of claims from the distressed markets and the 2006 and 2007 policy years, both of which have larger average risk per policy.

The decrease in Modified Pool settled claims is primarily due to a number of transactions breaching the stop loss limit on a settled basis. These transactions were all originated in 2006 and 2007 and had a large percentage of insured policies in the distressed markets. As a result, average severity for Modified Pool settled claims declined to $54,100 in the third quarter of 2010 from $71,700 in the respective period of 2009.

Average severity on settled claims continues to be influenced by our reduced ability to mitigate claims.  The decline in home prices since 2007 across almost all markets, with significant declines in the distressed markets, combined with reduced mortgage credit availability have continued to negatively impact our ability to mitigate losses through the sale of properties.   Policies originated in 2006 and 2007 have been particularly impacted by the decline in home prices because the properties were acquired by the borrowers at the peak of the market. We expect our ability to mitigate losses will continue to be adversely affected by these factors. A greater concentration of settled claims in distressed markets or more recent policy years will exacerbate this effect.

The table below provides a trend analysis of the gross cumulative incurred loss incidence rate by book year for our Primary business (calculated as cumulative gross losses settled plus loss reserves, excluding the impact of captive structures, divided by policy risk originated, in each case for a particular book year) as it has developed during each three-month period since September 30, 2009.

	September 30,	June 30,	March 31,	December 31,	September 30,
Book Year	2010	2010	2010	2009	2009
2000 & Prior	1.03%	1.03%	1.02%	1.01%	1.00%
2001	1.96%	1.92%	1.89%	1.85%	1.81%
2002	2.22%	2.17%	2.12%	2.05%	2.00%
2003	2.72%	2.59%	2.47%	2.32%	2.19%
2004	5.73%	5.43%	5.31%	4.93%	4.48%
2005	13.44%	12.69%	12.16%	11.56%	10.77%
2006	15.47%	15.45%	15.56%	14.90%	14.14%
2007	13.83%	13.72%	13.89%	13.18%	11.78%
2008	5.49%	5.14%	4.95%	4.28%	3.65%
Total	6.77%	6.61%	6.57%	6.24%	5.77%

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

However, in addition to the above factors, the incidence of default in the current environment has been and continues to be adversely impacted by the decline in home prices throughout the United States.  As the above table indicates, the 2005, 2006 and 2007 book years are exhibiting significantly adverse performance compared to the more developed earlier book years. We do not expect this adverse performance to subside and expect the gross cumulative incurred loss incidence rate of these book years to ultimately be significantly higher than our previous books of business.

Net losses and LAE also include the change in the reserve for losses.  The following table shows the change in the reserve for losses for the three-month and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

(Decrease) Increase in reserve for losses on a gross basis before the benefit of captives	$(103,413)	$(15,079)	586	$(332,268)	$419,393	(179)
Less:
Ceded reserves to captive reinsurers	6,184	(757)	(917)	(473)	(81,646)	(99)
Sub-total	(97,229)	(15,836)		(332,741)	337,747
Impact from captive commutations (1)	-	-	n/a	188,657	-	n/a
Net (decrease) increase in reserve for losses	$(97,229)	$(15,836)	514	$(144,084)	$337,747	(143)

(1) The impact of commutations only reflects the amount reported during the first quarter of 2010.

The decline in reserve for losses on a gross basis (before the benefit of captive reinsurance) for the three months and nine months ended September 30, 2010 was primarily attributable to a reduction in the number of defaults and the corresponding risk in default as well as changes to certain factors used in estimating loss reserves.

The following table shows the default statistics for our Primary business at September 30, 2010 and December 31, 2009.

	September 30, 2010
	Total Company				Distressed Markets
(dollars in thousands)	Primary Risk in Force *	Average Primary Risk in Force Per Policy	Primary Loans in Default	Default Rate	Percent of Primary Risk in Force	Average Primary Risk in Force Per Policy	Default Rate
2004 & Prior	$1,769,368	$29.3	6,042	10.0%	14.7%	$29.2	12.3%
2005	1,079,189	40.7	4,502	17.0%	22.2%	52.8	33.2%
2006	1,636,603	50.7	6,979	21.6%	31.1%	71.0	42.0%
2007	3,127,705	53.1	12,360	21.0%	27.6%	72.1	40.2%
2008	527,837	46.7	1,210	10.7%	18.7%	55.1	19.1%
Total	$8,140,702	43.0	31,093	16.4%	24.2%	57.3	31.3%

	December 31, 2009
	Total Company				Distressed Markets
(dollars in thousands)	Primary Risk in Force *	Average Primary Risk in Force Per Policy	Primary Loans in Default	Default Rate	Percent of Primary Risk in Force	Average Primary Risk in Force Per Policy	Default Rate
2004 & Prior	$2,018,297	$29.6	6,836	10.0%	14.3%	$29.6	11.4%
2005	1,207,288	40.8	4,969	16.8%	22.8%	53.5	34.0%
2006	1,907,181	51.9	8,624	23.5%	33.6%	72.8	46.9%
2007	3,649,172	54.4	16,248	24.2%	30.1%	74.1	47.4%
2008	586,753	46.8	1,346	10.7%	18.6%	55.6	20.5%
Total	$9,368,691	43.7	38,023	17.8%	25.8%	59.6	35.6%

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

Cure rates have increased from the levels experienced in 2009 but remain at historically low levels. Cures are most likely to occur while the default is in its early stage. Given the delays in foreclosure and recent decline in new default activity, we have seen the average age of the default inventory gradually increase over the year which, all else being equal, is expected to produce a lower overall cure rate. As previously discussed, HAMP and other loan modification programs have contributed to the increase in cures during 2010 but we expect the impact of these programs to diminish in the future as the number of policies eligible for the programs decline.

We have historically experienced seasonal improvement in our default rates during the first two quarters of each year followed by a pattern of increased defaults in the last two quarters of each year. The number of new defaults has declined throughout 2010 but the decline moderated in the third quarter and was negligible in the month of September.  Given the current economic, unemployment and housing environment, we are unable to predict with any degree of certainty the default rate for the remainder of 2010 and continuing into 2011.

We rescinded coverage on loans with $186 million and $557 million of risk in default during the third quarter and first nine months of 2010, respectively, compared to $177 million and $421 million of risk in default during the respective periods of 2009. Rescission activity remains concentrated on policies originated by certain originators and on those originated in 2006 and 2007. We believe the majority of the rescinded risk in default would have ultimately resulted in settled claims.  At September 30, 2010, approximately 20.4% of the policies in our default inventory were under review for fraud or misrepresentation and we currently expect a significant percentage of these to be rescinded. The degree to which policies are rescinded could have a substantial impact on settled claim activity and our results of operations in 2010 and continuing into 2011.

During the third quarter of 2010, we lowered the frequency factor utilized in our loss reserve methodology to reflect the actual rescission activity experienced during 2010. The drop in the frequency factor accounted for approximately 35% of the decrease in loss reserves during the third quarter of 2010, with the remainder reflecting a decrease in the actual amount of risk in default.

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

	September 30,	December 31,
(dollars in millions)	2010	2009
Primary Business
Gross risk on loans in default	$1,746	$2,285
Risk expected to be rescinded on loans in default	(370)	(580)
Risk in default net of expected rescissions	$1,376	$1,705

Gross case reserve (1)	$1,181	$1,515
Gross case reserves on loans expected to be rescinded	(267)	(427)
Gross case reserves net of expected rescissions	$914	$1,088

Gross case reserves net of expected rescissions as a percentage of gross risk in default	52.3%	47.6%

Gross case reserves net of expected rescissions as a percentage of gross risk in default, net of expected rescissions	66.5%	63.9%

Percentage decrease in gross case reserves from rescission factor	22.6%	28.2%

(1) Reflects gross case reserves, which excludes IBNR and ceded reserves.

We are unable to determine if the recent decline in the default inventory will continue or abate. Lower numbers of new defaults coupled with higher than anticipated cures have both contributed to the lower default inventory at September 30, 2010.   Furthermore, while we are also pleased with the increase in the number of cures that have come from the modification programs, the re-default rate on borrowers that have entered these programs may increase considerably given current conditions in the housing market and high unemployment levels. Many economic forecasts are projecting another possible downturn in the housing markets as the backlog of foreclosed homes make their way through the sales cycle and negatively impact house prices.  The impact of temporary foreclosure moratoriums resulting from documentation issues of several servicers is not expected to be material to our ultimate financial condition but may result in further delays in claim settlement.

Expenses and Taxes

Other operating expenses during the third quarter of 2010 decreased compared to the 2009 third quarter, as expected for a company in run-off.  In general, the majority of our operating expenses are related to personnel cost which is expected to continue to decline over time as a result of a declining insurance portfolio.  Our headcount has contracted significantly since we entered run-off in July 2008, and it has continued to contract by approximately another 50% since September 30, 2009 including employees that have joined Essent.  We recognize the full cost of the severance benefits provided to terminated employees in the period that the individual is notified; therefore, the savings in compensation costs is generally not realized until the subsequent quarter.  We lease office space with lease commitments through 2012 and have sub-leased or given up our lease on a significant part of the unused office space, which has had a positive impact on operating expenses in 2010.

We repurchased and retired the long term-debt at the beginning of the 2010 third quarter; therefore, we recorded no material amount of interest expense related to this debt for the quarter.  Substantially all of the reported 2010 third quarter interest cost is the carrying charges on the DPO.  Interest expense for the 2009 third quarter included $0.7 million related to the long-term debt and $0.5 million related to the DPO carrying charges.

For the nine months ended September 30, 2010, we reported no income tax expense due to the intra-period tax allocation rules set forth under ASC 740.  These rules require that the reduction in the valuation allowance related to the increase in unrealized gains be recorded in other comprehensive income and not through continuing operations.  At September 30, 2010, our tax net operating loss (“NOL”) carry forward was approximately $377 million, an increase of $77 million from the $300 million tax NOL carry forward at December 31, 2009.

Financial Position

Total assets were $1.1 billion at both September 30, 2010 and December 31, 2009.  Total cash and invested assets increased to $942.6 million at September 30, 2010 from $833.3 million at December 31, 2009 as a result of the commutation of our two largest captive reinsurance agreements during the first quarter of 2010 and the resulting receipt of $188.7 million of trust assets.  The commutation of these captive reinsurance agreements was also the primary reason for the decline in reinsurance recoverable of $185.3 million at September 30, 2010 from December 31, 2009.

Total liabilities decreased slightly to $1.7 billion at September 30, 2010 from $1.8 billion at December 31, 2009. The drop in total liabilities was due primarily to a $336.5 million decrease in loss reserves and the repurchase and retirement of $34.5 million of long-term debt, which was partially offset by a $183.3 million increase in the DPOs and related accrued interest.

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

We anticipate negative cash flow from operations for the remainder of 2010 and into 2011 due to the expected increase in claims settled and declining net premium collections.  We expect the proceeds from the maturity and sale of securities will be used to fund these expected shortfalls.

The following table reflects the makeup of our investment portfolio at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed maturity securities:
U. S. government and agency securities	$50,997	5.6	$25,260	3.1
Foreign government securities	14,887	1.6	10,302	1.3
Corporate debt	573,124	63.3	500,999	61.7
Residential mortgage-backed	78,639	8.7	107,406	13.2
Commercial mortgage-backed	23,038	2.5	-	0.0
Asset-backed bonds	43,430	4.8	39,392	4.9
State and municipal bonds	94,935	10.5	101,471	12.5
Total fixed maturities	879,050	97.0	784,830	96.7
Short-term investments	26,708	3.0	26,651	3.3

	$905,758	100.0	$811,481	100.0

The increase in our investment portfolio from December 31, 2009 is primarily due to the receipt of the trust assets from the captive commutations previously discussed less the amounts utilized to fund operating results for the first nine months of 2010.

We have attempted to structure maturities in our investment portfolio in anticipation of projected negative operating cash flow.  Due to delays in claim payments resulting from foreclosure prevention programs and other factors, we have extended the average life of our investment portfolio by selling shorter term securities and investing the proceeds in slightly longer term securities. As a result, the effective duration of our fixed maturity portfolio increased to 3.46 years at September 30, 2010 from 2.92 years at June 30, 2010 and 2.63 years at December 31, 2009.

Terms of the second Corrective Order require that Triad establish a separate custody account with investments at least equal to the unpaid DPOs.  At September 30, 2010, approximately 39% of our invested assets were supporting the DPOs and related accrued carrying charges.  Repayments of the DPOs will be dependent on our future financial position, specifically our statutory risk-to-capital ratio and the level of statutory policyholders’ surplus, as well as the Department’s approval. If the required conditions exist, payments of the DPOs would result from a decrease in the deferred amount, currently at 40%, attributable to past paid claims and would likely result in large payments.  While we have attempted to position maturities in anticipation of any such payments, when and if they occur, the estimation of the timing of these payments requires assumptions as to future events and there are inherent risks and uncertainties involved in making these assumptions.

Unrealized Gains and Losses

The following table summarizes by category our unrealized gains and losses in our securities portfolio at September 30, 2010:

	As of September 30, 2010
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$49,212	$1,785	$-	$50,997
Foreign government securities	14,367	520	-	14,887
Corporate debt	535,761	37,363	-	573,124
Residential mortgage-backed	75,117	3,522	-	78,639
Commercial mortgage-backed	22,827	211	-	23,038
Asset-backed bonds	41,633	1,797	-	43,430
State and municipal bonds	87,825	7,110	-	94,935
Subtotal, fixed maturities	826,742	52,308	-	879,050
Short term investments	26,708	-	-	26,708
Total securities	$853,450	$52,308	$-	$905,758

Given our previous substantial losses from operations, strict regulatory oversight of our operations, and the significant doubt regarding our ability to continue as a going concern, we may be unable to hold impaired assets for a sufficient time to recover their value.  As a result, we recognize an impairment loss on all securities whose amortized cost is greater than the market value and thus have no unrealized losses at September 30, 2010. Beginning in the third quarter of 2009, if we believe that the drop in fair value was due to interest related factors and not credit related, we expect to amortize the effective discount back into interest income based upon the anticipated maturity date.  During the nine months ended September 30, 2010, we recognized impairment losses of $2.3 million.  Impairment losses for the three months ended September 30, 2010 were immaterial.

The unrealized gains are partly due to the recovery in value of previously impaired fixed income securities. These unrealized gains do not necessarily represent future gains that we will realize.  Changing conditions related to specific securities, overall market interest rates, and credit spreads, as well as our decisions concerning the timing of a sale, may impact the values we ultimately realize.  Taxable securities typically exhibit greater volatility in value than tax-preferred securities; accordingly, we expect greater volatility in unrealized gains and realized losses in future periods.  Volatility also may increase in periods of uncertain market or economic conditions.

Credit Risk

Credit risk is inherent in an investment portfolio. One way we attempt to limit the inherent credit risk in our portfolio is to maintain investments with relatively high ratings.  The following table shows our investment portfolio by credit ratings.

	September 30, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed Maturities:
U.S. treasury and agency bonds	$50,997	5.8	$25,260	3.2
AAA	175,657	20.0	169,326	21.6
AA	192,430	21.9	160,399	20.4
A	413,904	47.1	391,141	49.8
BBB	26,086	3.0	24,014	3.2
BB	1,971	0.2	1,817	0.2
B	362	0.0	-	-
CCC	2,951	0.3	-	-
CC and lower	2,273	0.3	239	-
Not rated	12,419	1.4	12,634	1.6
Total fixed maturities	$879,050	100.0	$784,830	100.0

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in accordance with GAAP and assume that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, our ability to continue as a going concern will be dependent on our ability to comply with terms of the Corrective Orders.  If we are unable to comply with the terms of the Corrective Orders, the Department may institute legal proceedings to place Triad in receivership.  If Triad were placed into receivership, all of the assets and future cash flows of Triad would be allocated to Triad’s policyholders to pay insurance claims and to pay creditors and the administrative expenses of the receivership, and none of such assets or cash flows would be available to TGI and its stockholders.  As Triad is TGI’s primary source of current and potential future cash flow, if Triad were placed in receivership proceedings by the Department, TGI may be forced to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws and it is likely that no funds would ever be available for distribution to our stockholders.  The report of our independent registered public accounting firm with respect to our December 31, 2009 and 2008 financial statements included a statement that they believe there is substantial doubt about our ability to continue as a going concern.

Under the Department’s Corrective Orders, all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by the recording of a DPO.  In addition to the DPOs, Triad also accrues a carrying charge based on the investment yield earned by Triad’s investment portfolio.  The ultimate payment of both the DPOs and the carrying charge are subject to Triad’s future financial performance and requires the approval of the Department.  At September 30, 2010, the total amount of DPOs was $351.7 million, including a carrying charge of $8.5 million.  During the third quarter of 2010, the DPOs increased by $57.0 million and additional carrying charges of $2.5 million were recorded.  The DPOs are supported by a segregated custodial account containing primarily corporate securities which are reported in our total invested assets.  The specific terms of the Corrective Order requiring the DPOs have and will continue to positively impact our operating cash flows until such time as we are required to distribute payments on the DPOs.  However, because we remain obligated to pay the DPOs and will accrue a carrying charge on the DPOs based on the investment yield earned by Triad’s investment portfolio, we do not expect to realize any ultimate financial benefit from recording a DPO.

We previously reported the sale of our information technology and operating platform to Essent Guaranty, Inc. (“Essent”). Under the terms of the purchase agreement, Essent acquired all of our proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for up to $30 million in cash and the assumption by Essent of certain contractual obligations.  Approximately $15 million of the consideration is fixed and up to an additional $15 million is contingent on Essent writing a certain minimum amount of insurance in the five-year period following closing.  We received the initial $10 million installment of the purchase price in the 2009 fourth quarter and are scheduled to receive payments of $2.5 million in each of the fourth quarters of 2010 and 2011 as part of the fixed consideration.  Under a services agreement, Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad at a fixed amount of $520,000 per month through November 2010.  After November 2010, the fee we pay Essent for these services will be based on the number of policies in force with a minimum payment of $150,000 per month for the initial five-year term of the agreement.

Generally, our sources of operating funds consist of premiums written and investment income.  Operating cash flow is applied to the payment of claims and other expenses.  For the nine-month period ending September 30, 2010, we reported positive cash flow from operations of $90.9 million, which includes $188.7 million from the commutation of our two largest captive reinsurance agreements in the first quarter of 2010. Absent those commutations and excluding any additional amounts that would have been ceded under those agreements, we would have reported negative operating cash flow from operations of $97.8 million for the first nine months of 2010.  We do not anticipate any other such significant cash receipts in future periods as the result of captive commutations. During 2009, we had a deficit in operating cash flow of $134.9 million, reflecting a decline in premiums written and substantially increased claim payments.  The second Corrective Order that stipulated the payment in cash of 60% of each settled claim and the establishment of a DPO for the remainder of each claim that was effective June 1, 2009 has had a significant positive impact on operating cash flows. Operating cash flow shortfalls are funded through sales and maturities of short-term investments and other longer-term investment securities.  See “Investment Portfolio” for more information.

Net cash received from premiums was $130.5 million during the first nine months of 2010 compared to $164.5 million in the first nine months of 2009.  This decrease was due primarily to the overall decline in insurance in force as well as premium refunds related to rescission activity. The decrease was offset partially by a decline in premium ceded to captive reinsurers due to run-off and commutations. During the first nine months of 2010, premium refunds were $45.4 million compared to $30.5 million for the same period of 2009.  The liability we have established for expected premium refunds decreased to $31.6 million at September 30, 2010 from $33.7 million at June 30, 2010 and $47.5 million at December 31, 2009. The reduction in the premium refund liability is consistent with our expectations that rescission volume will decline in future periods.

We expect to report negative quarterly cash flows from operations throughout the remainder of 2010 and in 2011 as we continue to expect that claims and expenses will exceed our net premium and investment income.  We anticipate that the funds necessary to meet the operating shortfall will come from the scheduled maturities of invested assets and, if needed, sales of other assets in our investment portfolio.

Although we recorded net income of $105.3 million during the nine months of 2010, primarily the result of a decrease in reserves and the gain from the repurchase of our long-term debt, we still had a deficit in assets of $595.3 million at September 30, 2010 compared to a deficit in assets of $706.4 million at December 31, 2009.  We expect to continue to report a deficit in assets for the foreseeable future.

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

Triad cedes business to captive reinsurance affiliates of certain mortgage lenders, primarily under excess-of-loss reinsurance agreements.  Generally, reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust accounts where Triad is the sole beneficiary.  When we commute a captive reinsurance agreement, all reinsurance coverage terminates, Triad ceases to cede premium to the reinsurer, and the supporting trust agreement is terminated and the trust assets are generally distributed to us per terms of the agreement.  During the first quarter of 2010, we commuted our two largest captive reinsurance agreements and received approximately $188.7 million of trust assets as a result.  Total trust assets amounted to $64.8 million at September 30, 2010, down from $257.3 million at December 31, 2009 as a result of the commutations. Future commutations, if any, are not expected to have a material impact on our results of operations or financial condition.

Triad ceased writing new mortgage commitments on July 15, 2008 and is operating its business in run-off.  The risk-to-capital ratio has historically been used as a measure by many states and regulators of an insurer’s capital adequacy and ability to underwrite new business. The risk-to-capital ratio is no longer relevant for Triad for that purpose because we are operating in run-off.

Statutory capital, for the purpose of computing the net risk in force to statutory capital ratio, historically included both policyholders’ surplus and the special contingency reserve.  However, due to the ongoing operating losses, all of the contingency reserve has been released and therefore statutory capital consists solely of policyholders’ surplus.  Policyholders’ surplus at September 30, 2010 amounted to $194.8 million compared to $122.8 million at December 31, 2009.  However, absent the implementation of the DPO requirement, Triad would have reported a deficiency in policyholders’ surplus of $611.0 million at September 30, 2010 compared to a deficiency in policyholders’ surplus of $597.8 million at December 31, 2009.

Holding Company Specific

In early July 2010, we repurchased and retired the entire $35 million par value of TGI’s 7.90% Notes due January 15, 2028 for an aggregate purchase price of approximately $4.9 million.  In accordance with the provisions of ASC 225-20, we recognized an extraordinary gain on the repurchase and retirement of approximately $29.6 million in the quarter ended September 30, 2010.  TGI’s remaining cash and invested assets were approximately $1.2 million at September 30, 2010.  Our repurchase and retirement of the Notes eliminates the need for us to continue to make the semi-annual interest payments that otherwise would have been due under the Notes with what we expect to be limited sources of cash on hand.  If we had remained subject to these debt service payments and defaulted at a subsequent date, it likely would have led us to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.  As of September 30, 2010, TGI has no outstanding debt.  Given our current financial condition, we do not believe we would be able to successfully access the capital markets to obtain long-term or short-term financing on either a debt or equity basis.

Following the repurchase and retirement of the Notes, TGI’s expenses primarily consist of legal, director, accounting, and consulting fees and are expected to range from approximately $250,000 to $600,000 per quarter. Triad has historically reimbursed TGI for a majority of its operating cash expenses under a management agreement. Pursuant to the Corrective Orders, we are required to submit to the Department a request for reimbursement of these expenses on a quarterly basis. During the first nine months of 2010, TGI cash expenses were approximately $1.0 million and all requested reimbursements, which include the majority of these expenses, have been approved. There can be no assurance these quarterly expenditures will not increase in the future.  If the Department prohibits or limits the reimbursement by Triad of TGI’s operating expenses, the cash resources of TGI will be adversely affected.

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

Update on Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2009, we identified the establishment of the reserves for losses and LAE as well as the valuations on our investments as the two areas that require a significant amount of judgment and estimates.  We provided a sensitivity analysis surrounding the reserve for losses and LAE and the two most sensitive areas of judgment, specifically the frequency and severity factors used in the establishment of reserves.  We continue to believe that a 20% change, plus or minus, in the frequency factor (which includes our estimate of future rescissions in the existing defaults) is possible given the uncertainty surrounding home prices and the economy.  In the nine months ended September 30, 2010, we decreased the frequency factor used in our reserve methodology by approximately 3% as a result of actual experience on specific segments of our in force portfolio.   Additionally, we believe the 5% increase or decrease in the severity factor remains a viable range through 2010, although we have increased it less than 1% during 2010.

Economic conditions that could give rise to an increase in the frequency rate include a sudden increase or a prolonged period of elevated unemployment rates, further deterioration in home prices, especially in geographical areas that had previously been less susceptible to such downward trends, or increased cultural or social acceptance of strategic defaults.  Conversely, an improved housing market, a sustained period of economic and job growth or the inability of servicers to foreclose on delinquent borrowers due to documentation issues could potentially decrease the frequency rate.  Any factor that would affect our ability to sell a home of a borrower in default prior to foreclosure would affect our severity.  The most prominent of these would be the value of the underlying home. Government and private industry programs designed to stem the volume of foreclosures could also impact frequency and severity and the impact of these programs would most likely have a positive effect on our severity and frequency factors.

While rescission activity has been significantly elevated in 2009 and 2010 from our historical experience, our recent level of rescission activity is not necessarily indicative of future trends. Furthermore, our ability to rescind a policy may be adversely impacted by legal challenges from policyholders regarding our right to rescind policies.  The increased level of rescission and claims denial activity by mortgage insurers has caused certain policyholders and loan servicers to institute legal actions to challenge the validity of rescissions and claim denials, and we are currently a defendant in such a proceeding.  See Part II, Item 1, “Legal Proceedings” for further information.  We believe it is likely that other lenders and mortgage servicers will challenge the ability of mortgage insurers to rescind and deny coverage, including the filing of additional lawsuits.  An adverse court decision against us or another mortgage insurer could set a precedent that has the effect of significantly restricting or limiting our ability to rescind policies or deny coverage of claims and require a corresponding decrease in our rescission factor.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We had no material off-balance sheet arrangements at September 30, 2010.

We lease office facilities and office equipment under operating leases with minimum lease commitments that range from one to three years.  We currently sublease space on three of the five floors of our office facility to Essent.  We had no capitalized leases or material purchase commitments at September 30, 2010.

We repurchased and retired the entire $35 million aggregate principal amount of our long-term debt in July 2010.  There were no other material changes during the three months or nine months ended September 30, 2010 to the aggregate contractual obligations shown in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

•
the impact of programs, legislation, and legal proceedings regarding modifications and refinancings of mortgages and/or foreclosure proceedings, which could materially affect our financial performance in run-off;

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

b)
There were no changes to our internal control over financial reporting during the period ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below.

On February 6, 2009, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina.  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between

October 26, 2006 and April 1, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers.  The court appointed lead counsel for the plaintiff and an amended complaint was filed on June 22, 2009.  We filed our motion to dismiss the amended complaint on August 21, 2009 and the plaintiff filed its opposition to the motion to dismiss on October 20, 2009.  Our reply was filed on November 19, 2009.  Oral arguments on the motion occurred on August 30, 2010.  The court has not yet issued its opinion.

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. The total amount of risk originated under the AHM master policies, accounting for any applicable stop loss limits associated with Modified Pool contracts and less risk originated on policies which have been subsequently rescinded, was $1.5 billion, of which $1.0 billion remains in force at September 30, 2010.  Triad continues to accept premiums and process claims under the master policies but, as a result of this action, Triad ceased remitting claim payments to companies servicing loans originated by AHM.  Both premiums and claim payments subsequent to the filing of the complaint have been segregated pending resolution of this action.  We have not recognized any benefit in our financial statements pending the outcome of the litigation.

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

On December 11, 2009, American Home Mortgage Servicing, Inc. filed a complaint against Triad for damages, declaratory relief, and injunction in the United States District Court, Northern District of Texas. The complaint alleges that Triad denied payment on legitimate claims on 15 mortgage insurance loans and seeks damages, a declaration that our mortgage insurance policies prohibit denial of claim without evidence of harm, and an injunction against future like denials.  The parties filed a Joint Notice of Settlement and Motion for Dismissal with Prejudice on July 8, 2010 which the Court granted on July 13, 2010.  The case was subsequently dismissed with prejudice.  The settlement did not have a material financial impact on us.

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

Item 1A.  Risk Factors

It is uncertain what effect foreclosure moratoriums will have on us.

Certain states, lenders, and servicers have from time to time enacted foreclosure moratoriums. More recently, certain large loan servicers have reported documentation issues with their foreclosure proceedings and have instituted self-imposed foreclosure moratoriums. As a result, there has been speculation that federal or state moratoriums may be imposed in the future.

Generally, the completion of a foreclosure is required before a claim for loss can be filed. The accrual of interest and other expenses on a loan is usually not affected by a moratorium, which is imposed primarily to afford time to determine whether loans could be modified. In such cases, if a loan is not subsequently modified or is modified but subsequently re-defaults, our settled claim amount may be higher in these cases than it would have been if there had not been foreclosure moratoriums in place. For moratoriums instituted due to investigations into servicers’ and other parties’ actions in foreclosure proceedings, our obligation to pay additional interest and expenses may be limited, subject to the terms of our mortgage insurance master policies. If the current and future moratoriums delay our receipt of claims, such delay may have a negative impact on our financial condition and results of operations.

Item 6.  Exhibits

The exhibits filed with this quarterly report on Form 10-Q are set forth in the Exhibit Index on page 47 and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Guaranty Inc.

/s/ Kenneth S. Dwyer
November 12, 2010	Kenneth S. Dwyer Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Certificate of Designations of Series A Participating Preferred Stock of Triad Guaranty Inc.; previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 14, 2010, and herein incorporated by reference.

4.1

Tax Benefits Preservation Plan, dated as of September 13, 2010, between Triad Guaranty Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Certificate of Designations of Series A Participating Preferred Stock of Triad Guaranty Inc. as Exhibit A, the Summary of Terms of the Plan as Exhibit B and the Form of Right Certificate as Exhibit C; previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed September 14, 2010, and herein incorporated by reference.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.