Form 10-K
period 2010-12-31
TRIAD GUARANTY INC
filed 2011-03-18
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission file number 0-22342

Triad Guaranty Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-1838519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 South Stratford Road, Winston-Salem, North Carolina	27104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (336) 723-1282

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
Preferred Share Purchase Rights (attached to and trade with the Common Stock)
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $2,569,424 as of June 30, 2010, which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by executive officers, directors and 10% or greater stockholders of the registrant (however, this does not constitute a representation or acknowledgment that any such individual or entity is an affiliate of the registrant, or that there are not other persons who may be deemed to be our affiliates).

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 4, 2011, was 15,258,128.

Portions of the following document are incorporated by reference into this Form 10-K:	Part of this Form 10-K into which the portions of the document are incorporated by reference
Triad Guaranty Inc. Proxy Statement for 2011 Annual Meeting of Stockholders	Part III

PART I

Item 1.  Business

Overview

Triad Guaranty Inc. (“TGI”) is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”), is a nationwide mortgage insurer pursuing a run-off of its existing in-force book of business.  The term “run-off” means continuing to service existing mortgage guaranty insurance policies but not writing any new policies.  Mortgage guaranty insurance is issued in many home purchases and refinance transactions involving conventional residential first mortgage loans to borrowers with equity of less than 20%.  If the homeowner defaults on the mortgage, mortgage guaranty insurance reduces, and in some instances eliminates, any loss to the insured lender.  Mortgage guaranty insurance also facilitates the sale of low down payment mortgage loans in the secondary mortgage market, with the largest percentage of sales being made to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which are collectively referred to as government-sponsored entities or “GSEs.”

Unless the context requires otherwise, references to “Triad” in this annual report on Form 10-K refer to the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”).  References to “we,” “us,” “our,” and the “Company” refer collectively to the operations of TGI and Triad.

TGIC is an Illinois-domiciled mortgage guaranty insurance company and TGAC is an Illinois-domiciled mortgage guaranty reinsurance company. The Illinois Department of Insurance (the “Insurance Department”) is the primary regulator of both TGIC and TGAC.  The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of our insurance business.

Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating its business in run-off under two Corrective Orders issued by the Department, as discussed in “Corrective Orders” below.  The first Corrective Order was issued in August 2008.  The second Corrective Order was issued in March 2009 and subsequently amended in May 2009.  As noted above and throughout this report, the term "run-off" means continuing to service existing policies but writing no new mortgage guaranty insurance policies.  Servicing existing policies includes: billing and collecting premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate our loss; reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the policies and the two Corrective Orders issued by the Department.  The term “settled,” as used in this report in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by our policyholders.  Prior to June 1, 2009, valid claims were settled solely by a cash payment.  As required by the second Corrective Order, effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”).  The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, and include requirements on the payment of claims.  Failure to comply with the provisions of the Corrective Orders could result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad.

TGIC was formed in 1987 and was acquired by Collateral Mortgage, Ltd., now called Collateral Holdings, Ltd. (“CHL”), in 1989. As of December 31, 2010, CHL owns 16.9% of the outstanding common stock of TGI.  TGI was incorporated in 1993 in the state of Delaware for the purpose of holding all of the outstanding stock of TGIC and to undertake the initial public offering of its common stock, which was completed in November 1993.

On December 1, 2009, we sold our information technology and operating platform to Essent Guaranty, Inc. (“Essent”), a mortgage insurer which began writing mortgage guaranty insurance policies in 2010. Under the terms of the purchase agreement, Essent acquired all of our proprietary mortgage guaranty insurance software and substantially all of the supporting hardware, as well as certain other assets. At the closing of the transaction with Essent, we also entered into a services agreement, pursuant to which Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad.  Triad may, at any time during the period beginning two years and ending seven years after the closing of the transaction with Essent and subject to certain conditions, obtain a copy of the program object code, source code and documentation relating to the proprietary mortgage guaranty insurance software developed by Triad and sold in the transaction, solely for its own internal business purposes.  See Item 1A, “Risk Factors” for more information on the risks associated with this transaction.

For a detailed description of the components of our revenue and expenses, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  A description of the insurance regulations to which we are subject is contained in “Regulation” below.

Item 1A of this annual report on Form 10-K discusses the risk factors that could affect our revenue, expenses and financial condition. These risk factors may also cause our actual results to differ materially from the results contemplated by any forward-looking statements we may make. Investors should consider these risk factors carefully in reading this annual report.

Our office is located at 101 South Stratford Road, Winston-Salem, North Carolina 27104 in properties that we lease.  We do not require a significant amount of fixed assets for our operations, and our property and equipment, consisting primarily of leasehold improvements, computer equipment and software, are the extent of our long-lived assets.  Our telephone number is (336) 723-1282.

Accounting Principles

In reading this annual report, it is important to understand the difference between accounting principles generally accepted in the United States of America (“GAAP”) and statutory accounting principles applicable to insurance companies (“SAP”) and how we use these accounting principles. As an insurance company, Triad is required to file financial statements prepared in accordance with SAP with the insurance departments of the states in which it conducts business. Furthermore, the financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders were prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department.  However, the Company prepares its financial statements presented in this annual report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”) in conformity with GAAP.  The primary differences between GAAP and SAP for Triad at December 31, 2010 were the methodology utilized for the establishment of reserves and the reporting requirements relating to the establishment of the DPO stipulated in the second Corrective Order, which are described below.

A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP.  A deficiency in policyholders’ surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP. A deficit in assets at any particular point in time under GAAP is not necessarily a measure of insolvency.  However, we believe that if Triad were to report an other-than-temporary deficiency in policyholders’ surplus under SAP, Illinois law may require the Department to seek receivership of Triad, which could compel TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company. The second Corrective Order was designed in part to help Triad maintain its policyholders’ surplus.

 Corrective Orders

Triad has entered into two Corrective Orders with the Department. Among other things, the Corrective Orders:

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

•	Require Triad to obtain prior written approval from the Department before entering into certain transactions with unaffiliated parties;
•	Require that all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by recording a DPO;
•	Require the accrual of simple interest on the DPO at the same average net rate earned by Triad’s investment portfolio; and
•
Require that loss reserves in financial statements prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department be established to reflect the cash portion of the estimated claim settlement but not the DPO.

The DPO is an interest-bearing subordinated obligation of Triad with no stated repayment terms.  The requirement to settle claims with both the payment of cash and issuance of a DPO became effective on June 1, 2009.  At December 31, 2010, the recorded DPOs, which include accrued interest of $12.4 million, amounted to $415.7 million or 47% of total cash and invested assets.   The recording of a DPO does not impact reported settled losses as we continue to report the entire amount of a claim in our statements of operations.  The accounting treatment for the recording of DPOs on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus; accordingly, any repayment of the DPOs or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department. However, in our financial statements prepared in accordance with GAAP included in this report, the DPOs and related accrued interest are reported as liabilities.  At December 31, 2010, the cumulative effect of the DPO requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves, was to increase statutory policyholders’ surplus by $818.8 million over the amount that would have been reported absent the second Corrective Order.  The cumulative increase to statutory policyholders’ surplus of the DPO requirement was $720.6 million at December 31, 2009.  There is no such impact to our stockholders’ deficit calculated on a GAAP basis.

The second Corrective Order provides financial thresholds, specifically regarding our statutory risk-to-capital ratio and our level of statutory policyholders’ surplus, that, if met, may indicate that the Department should reduce the DPO percentage and/or require distributions to DPO holders.  The second Corrective Order specifically required that the Department consider whether such changes should be made or payments allowed prior to December 31, 2010.  In December 2010, we were notified that as of the time of the review and based upon Triad’s surplus position, risk-to-capital ratio and the continued economic uncertainty, the Department had determined that no change to the DPO percentage was in order nor would it be appropriate for Triad to make a distribution to the DPO holders.

Failure to comply with the provisions of the Corrective Orders or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  Any such actions would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company. See Item 1A, “Risk Factors” for more information.

Triad is also subject to comprehensive regulation by the insurance departments of the various other states in which it is licensed to transact business.  Currently, the insurance departments of the other states are working with the Department in the implementation and the oversight of the Corrective Orders.

Going Concern

Our ability to continue as a going concern is dependent on the Department’s ongoing review of our operating results compared to updated forecasts and our ability to reverse a large deficit in assets through possible future earnings.

Prior to the issuance of the second Corrective Order, our recurring losses from operations and resulting decline in policyholders’ surplus as calculated in accordance with SAP increased the likelihood that Triad would be placed into receivership and raised substantial doubt about our ability to continue as a going concern.  The positive impact on surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $225.9 million at December 31, 2010, as opposed to a deficiency in policyholders’ surplus of $592.9 million on the same date had the second Corrective Order not been implemented.  While implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about our ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent or for other reasons stated above.  If the Department were to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  Our consolidated financial statements that are presented in this report do not include any adjustments that reflect the financial risks or accounting adjustments of Triad entering receivership proceedings or otherwise not continuing as a going concern.  See Item 1A, “Risk Factors” for more information about our financial solvency and going concern risks and uncertainties.

While we reported net income of $132.1 million in 2010, we continued to report a deficit in assets under GAAP of $586.2 million at December 31, 2010.  Our 2010 net income was due to favorable incurred loss development, but also reflected revenue we recognized on items that are unlikely to occur again in the future at the same magnitude or at all. These items include the repurchase and retirement of our long-term debt at a sizeable discount, substantial realized investment gains, and the additional accrual of estimated future premiums related to certain Modified Pool contracts that reached their respective stop loss limits on a settled basis. During 2010, the number of new defaults declined from the previous year and we saw an improvement in the number of cures reported which we believe is due, in part, to both government and servicer loan modification programs.  While these developments are encouraging, we continue to be challenged by the sizable number of new defaults, an aging default inventory, reduced premium from policy lapses and rescissions, and adverse economic conditions, including ongoing high unemployment and generally depressed home prices.  See Item 1A, “Risk Factors” for more information about our financial solvency and going concern risks and uncertainties.

Foreclosure Prevention Initiatives and Moratoriums

Several programs have been initiated by the federal government and certain lenders that are, in general, designed to prevent foreclosures and provide relief to homeowners.  These programs may involve modifications to the original terms of existing mortgages or complete refinancings.  These programs are designed to provide a means for borrowers to qualify for lower payments by modifying the interest rate, extending the term of the mortgage, or on a limited basis, debt forgiveness.

In February 2009, the federal government announced the Home Affordable Modification Program (“HAMP”).  HAMP provides incentives to borrowers, servicers, and lenders to modify loans, with the modifications jointly paid for by lenders and the U.S. government. In determining the number of policies participating in HAMP, we rely on information provided to us by the GSEs and servicers. However, we do not believe that we receive timely information on all participating loans nor the current status of the participating loans and we do not have the necessary information to determine the number of our policies in force that would be eligible for such modification programs. Furthermore, a number of the policies that have completed the trial modification period have subsequently re-defaulted and we believe the number of policies that re-default will increase in the future. The ultimate impact of HAMP and other modification programs is dependent on the number of policies that are successfully modified and do not re-default. While HAMP and other modification programs contributed to an increase in our cures in 2010, we believe that the number of policies that are modified under these programs and subsequently cure will decrease in future periods. We are currently unable to estimate with any degree of precision the number of policies that will ultimately cure and not re-default and are, therefore, unable to estimate the ultimate impact of these programs on our results of operations and financial condition. If HAMP and/or similar programs continue to remain effective in preventing ultimate foreclosure, future settled claim activity could be reduced.

We are actively working with both servicers and the GSEs in the implementation of these modification programs and other programs, including lender-driven programs, designed to address various problems in the mortgage and housing markets.  If a loan is modified or refinanced as part of one of these programs, we intend to maintain insurance on the loan and are subject to the same ongoing risks as we were prior to the adoption of the programs if the policy were to re-default. Policies that re-default under these programs may ultimately result in losses that are greater than the loss that would have occurred if the policy were never modified. These programs could also adversely affect us to the degree that borrowers who otherwise could make their mortgage payment choose to default in an attempt to become eligible for modification. For more information on the risks and uncertainties related to HAMP and other such programs, see Item 1A, “Risk Factors”.

Loan servicers have also implemented temporary foreclosure moratoriums in recent years for various reasons. These moratoriums serve to temporarily reduce our settled claims, but they may lead to greater ultimate claim costs due to the accrual of interest and other expenses. In the third and fourth quarters of 2010, foreclosure moratoriums were instituted by certain loan servicers in response to documentation problems and other issues relating to foreclosure proceedings. These specific moratoriums have subsequently been terminated, although legal matters involving these issues remain and it is unclear if the initial problems have been fully resolved.  New issues have arisen in the first quarter of 2011 in certain states over the foreclosure process and additional delays may be forthcoming.  While we do not expect these issues to have a significant direct impact on our financial condition, the completion of a valid foreclosure is a requirement for the filing of a claim for loss. See Item 1A, “Risk Factors” for more information on the risks and uncertainties associated with foreclosure moratoriums.

Mortgage Insurance Products

We have historically provided Primary and Modified Pool mortgage guaranty insurance coverage on U.S. residential mortgage loans.  Insurance in force is the total principal balance of our insured loans, and risk in force is the total amount of coverage for which we are at risk under our certificates of insurance.  In run-off, we receive only the ongoing premiums of the remaining Primary and Modified Pool insurance in force, which we refer to as renewal premiums, net of any premium ceded to captive reinsurers and refunds resulting from policy cancellations or rescission of coverage.  In most cases, renewal premium rates were determined at origination of coverage, based on perceived risk of the policy at that time, and generally cannot be subsequently changed.

Primary insurance provides mortgage default protection to lenders on individual loans and covers a percentage of unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the “insured amount” or “claim amount”).  Our obligation to an insured lender with respect to a claim is determined by applying the appropriate coverage percentage to the claim amount, which generally ranges from 12% to 37% and is determined by the policy’s corresponding loan-to-value (“LTV”) ratio.  Prior to entering into run-off, Primary insurance was written on both flow and structured bulk transactions.  Flow transactions consisted of loans originated by lenders that were submitted to us on a loan-by-loan basis, whereas structured bulk transactions involved underwriting and insuring a group of loans with individual coverage for each loan.  We have changed our definition of Primary and Modified Pool insurance to reflect recently adopted changes in the way we internally analyze performance.  Effective December 31, 2010, we classify a policy as Primary insurance when the policy is not part of a structured bulk transaction that has an aggregate stop-loss limit applied to the entire group of loans.  All other insurance is classified as Modified Pool insurance.  Prior to December 31, 2010, we classified a policy as Primary insurance when we were in the first loss position and the loan-to-value amount, or LTV, was 80% or greater when the loan was first insured and all other insurance was classified as Modified Pool insurance.  All information in the accompanying document has been reclassified to be consistent with the current definitions of Primary and Modified Pool coverage.

Modified Pool insurance, which we have not written since the second quarter of 2007, was written only on structured bulk transactions.  Policies insured as part of a Modified Pool transaction have individual coverage but an aggregate stop-loss limit applies to the entire group of insured loans. Additionally, some of the Modified Pool transactions included deductibles representing a percentage of the total risk originated under which we pay no claims until the losses exceed the deductible amount.

Primary and Modified Pool insurance comprised all of our insurance in force as of December 31, 2010 and 2009. Insurance on Primary policies comprised 74% and 70% of our total insurance in force at December 31, 2010 and 2009, respectively, while Modified Pool insurance comprised the remaining 26% and 30%, respectively.  For more information on our obligations under Primary and Modified Pool insurance, see “Defaults and Claims” below.

Sales

We ceased issuing commitments for mortgage insurance on July 15, 2008 and are operating our business in run-off. As a result, we terminated our entire sales force in 2008 and are not selling either Primary or Modified Pool mortgage insurance products to any customer. All of our production since July 15, 2008 has consisted of certificates issued from commitments that were entered into prior to that date. Our production during 2010 was immaterial and we do not expect any production going forward.

Cancellation of Insurance

Generally, both Primary and Modified Pool insurance remains effective until one of the following events occurs: the policy is cancelled at the insured’s request; we terminate the policy for non-payment of premium; the policy defaults and we satisfy our obligations under the insurance contract; or we rescind coverage or deny a claim for violations of provisions of a master policy.  While operating in run-off, a cancellation will generally have the impact of reducing insurance in force and future premiums because we cannot replace the cancelled insurance with new mortgage insurance coverage.

Additionally, coverage may be cancelled on certain Modified Pool transactions if pre-determined aggregate stop loss limits on a settled basis are met, or if coverage is reduced to a de minimus amount.  At December 31, 2010, 14% of our Modified Pool insurance in force was subject to cancellation if the settled losses were to reach the stop loss limit.  No future premium is received following the termination of a Modified Pool contract.  The insurance in force under the remaining 86% of our Modified Pool contracts does not terminate when settled losses reach the specific stop loss limit; however, the insurance does terminate if coverage is reduced to a de minimus amount.

When an individual borrower goes into default on an insured mortgage loan, the servicer may continue or discontinue remitting premium payments on that policy. In either case, as long as the policy was in force at the time the default occurred, we remain liable for the insurance unless we rescind coverage for fraud, misrepresentation or non-compliance with applicable underwriting guidelines. However, if the default subsequently cures and the servicer has discontinued remitting premium payments on the policy, we may terminate the policy for non-payment of premium. Historically and as of December 31, 2010, servicers have continued to remit premium payments for the majority of our policies in default. For more information on the default and claim process, see “Defaults and Claims” below.

Lenders may cancel mortgage insurance coverage when an insured loan is paid off, which generally occurs when a property is sold or a loan is refinanced.  Any refinancing activity that takes place is most likely to occur with better performing loans and/or in areas experiencing comparatively better economic and/or home price conditions.  If significant refinancing activity were to occur, the percentage of our insurance in force covering poor performing loans, loans from economically distressed areas, and/or loans from areas experiencing unfavorable home price depreciation would increase.  Because we are in run-off, we would be particularly adversely affected because we are unable to write new insurance in areas experiencing home price appreciation and/or favorable economic conditions.

The cancellation rate for our Primary insurance, defined as the percentage of Primary insurance in force from twelve months prior that was cancelled during the preceding twelve-month period, was approximately 18% and 17% for 2010 and 2009, respectively. For the years 2000 through 2007, the most common reason for policy cancellation was refinance activity. However, cancellations of Primary insurance policies in 2010 and 2009 were driven primarily by settled claim and rescission activity.

Reinsurance

Prior to entering run-off, we entered into various captive reinsurance agreements that were designed to allow lenders to share in the risks of mortgage insurance.  Under the typical captive reinsurance agreement, a captive reinsurer, generally an affiliate of the lender, assumed a portion of the risk associated with the lender’s book of business insured by Triad in exchange for a percentage of the premiums collected.  All of our captive reinsurance agreements include, among other things, minimum capital requirements and excess-of-loss provisions that provide for defined aggregate layers of coverage and a maximum exposure limit for the captive reinsurer. In accordance with the excess-of-loss provisions, we retain the first loss position on the first aggregate layer of risk and reinsure a second defined aggregate layer with the captive reinsurer. We generally retain the remaining risk above the defined aggregate layer reinsured with the captive reinsurer. Ceded premiums, net of ceded commissions, under these agreements ranged from 20% to 40% of premiums. Captive reinsurance agreements do not relieve Triad from its obligations to policyholders. Failure of the captive reinsurer to honor its obligations under the captive reinsurance agreement could result in losses to Triad; consequently, Triad establishes allowances for amounts deemed uncollectible from the captive reinsurer.

Triad requires each captive reinsurer to establish a trust to partially support its obligations under the captive reinsurance agreement. The captive reinsurer is the grantor of the trust and Triad is the beneficiary of the trust. If certain capitalization requirements of the trust are not maintained, Triad retains the right to terminate the captive reinsurance agreement. The termination of the captive reinsurance agreement is commonly referred to as a “commutation.” Upon commutation, Triad generally receives all remaining trust assets, reduces the reinsurance recoverable for amounts due from the captive reinsurer, and ceases ceding premium to the captive reinsurer. The commutation of a captive reinsurance agreement is generally an indication that we would ultimately have received all of the trust assets, plus any future ceded premium and interest on such assets, regardless of whether the agreement was commuted or not due to the adverse performance of the policies reinsured under the agreement.

Commutations of captive reinsurance agreements generally result in an increase in our invested assets and a corresponding decrease in reinsurance recoverable during the period the agreements are commuted. The commutations have minimal impact on results of operations or financial condition, as the amount recorded as reinsurance recoverable under the captive reinsurance agreements is limited to the captive reinsurers’ accumulated trust balances. During the first quarter of 2010, we commuted our two largest captive reinsurance agreements and received approximately $188.7 million of aggregate trust assets. We also commuted other smaller captive reinsurance agreements in 2010 and received aggregate trust assets amounting to less than $1.0 million. The commutations and receipt of the trust assets positively impacted our operating cash flow for 2010.

At December 31, 2010 and 2009, respectively, approximately 14% and 49% of our Primary insurance in force was subject to captive reinsurance programs.  We did not use captive mortgage reinsurance or other risk-sharing arrangements with respect to our Modified Pool insurance in force.

At December 31, 2010, approximately $56.4 million in captive reinsurance trust balances supported the risk transferred to the captive reinsurers, of which approximately $32.3 million has been recognized as a benefit in our financial statements. As we cannot force capital contributions by captive reinsurers, the amount of benefit recognized on reserves ceded to captives is limited to the trust balance.  As of December 31, 2010, we had certain captive reinsurance agreements where the potential reserves that could be ceded based upon the terms of the captive reinsurance agreements, combined with any unpaid ceded claims, exceeded the trust balance and the actual reserves ceded were limited to the trust balances. We expect only a minimal benefit in future periods from these arrangements.

Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of a loan to 25% of the insured amount and, as a result, the deeper coverage portion of such insurance must be reinsured.  TGAC is a wholly-owned subsidiary of TGIC that was formed to retain the premiums and related risk on deeper coverage business.  As of December 31, 2010 and 2009, TGAC assumed approximately $129 million and $154 million in risk from TGIC, respectively. Other than adhering to the risk limitation requirements of certain states, we do not believe we currently receive any benefit from maintaining TGAC.

Contract Underwriting

Prior to entering into run-off, we provided fee-based contract underwriting services to certain approved mortgage originators.  Contract underwriting involved examining a prospective borrower’s information contained in a lender’s mortgage application file and making a determination as to whether the borrower should be approved for a mortgage loan subject to the lender’s underwriting guidelines.  We provided these contract underwriting services through our own employees, as well as independent contractors.  These services were provided for loans that required mortgage insurance, as well as for loans that did not require mortgage insurance.

If it were determined that we failed to properly underwrite a loan subject to the lender’s underwriting guidelines, we could be required to provide monetary or other remedies to the lender customer.  While we ceased providing contract underwriting services in 2008, we generally remain exposed to potential liability for our previous underwriting activities for seven years from the date the services were provided.  During 2010 and 2009, net expenses for contract underwriting remedies were approximately $6.9 million and $4.6 million, respectively, and we have established a reserve for contract underwriting remedies of $7.1 million as of December 31, 2010.

Defaults and Claims

Defaults

The claim process on mortgage guaranty insurance begins with the lender’s notification to the insurer of a default on an insured loan.  We define a default as an insured loan that is reported to be in excess of two mortgage payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two mortgage payments in arrears and have not been brought current.  The master policies require lenders to notify us of default on a mortgage payment within ten days of either (i) the date on which the borrower becomes four months in default or (ii) the date on which any legal proceeding affecting the loan commences, whichever occurs first.  Notification is required within forty-five days of default if it occurs when the first payment is due.  We refer to the risk in force on loans that are in default as “risk in default.”

The incidence of default is affected by a variety of factors including, changes in borrower income, unemployment, divorce, illness, the level of interest rates, and the level of home price appreciation or depreciation.  We believe the significant number of policies that have gone into default since 2007 is in large part due to home price depreciation, although other factors have certainly contributed.  Home prices nationwide have been under immense pressure since 2007 and many areas have experienced significant declines.  The mortgage insurance industry has little historical experience in projecting defaults in a market environment characterized by widespread declining home prices.  We believe such price declines have precipitated a large number of strategic defaults, which is an incidence of default where a borrower who has the ability and financial resources to pay their existing mortgage chooses not to pay the mortgage.  We believe these strategic defaults are more prevalent in mortgages that were originated in 2006 and 2007 during the peak of the housing boom, with little or no down payment, as well as those mortgages on properties in Arizona, California, Florida, and Nevada, which we refer to as “distressed markets.”

We have also experienced a large number of defaults where the certificate of insurance was not issued in compliance with our master policies due to fraud, misrepresentation or other underwriting violations that occurred during loan origination. When such activity is discovered, insurance coverage on the affected certificate is generally rescinded. While this has occurred in the past, rescission activity has been significantly higher since 2007 than in prior periods.  See “Rescission and Denial Activity” below for more information.

Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage.  Borrowers may also participate in loan modification programs such as HAMP.  Under HAMP, eligible borrowers may have the terms of their mortgage modified and enter a trial modification period which lasts three months. If a borrower meets the eligibility requirements and makes all mortgage payments during the trial period, the loan would be reported to us as cured. These programs have been in place since 2009 and accounted for approximately 11.8% of our cures in 2010.

Defaults that are not cured generally result in the submission of a claim to us or, as previously discussed, may result in the rescission of coverage (see “Rescission and Denial Activity” below). In very limited instances, we may advance the borrower the delinquent loan payments in order to cure the default.  In such cases, we generally institute a repayment plan for the borrower.  If the insured loan subsequently defaults and results in a submission of a claim, the unpaid amount of the advance reduces the claim amount.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of our default statistics at December 31, 2010 and 2009.

Claims

Claims result from defaults that are not cured.  During the default period, we work with the insured as well as the borrower in an effort to reduce losses through the loss mitigation efforts described below.  The frequency of claims may not directly correlate to the frequency of defaults due in part to our loss mitigation efforts, the borrower’s ability to overcome temporary financial setbacks and our ability to rescind coverage on the loan due to misrepresentation or program violations at origination.  The likelihood that a claim will result from a default, and the amount of such claim, principally depend on the borrower’s equity at the time of default and the borrower’s (or the lender’s) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage, as well as the effectiveness of loss mitigation efforts.  The time frame from when we first receive a notice of default until the ultimate claim is settled historically ranged from six to 18 months.  Recently, the time frame between first notice of default to ultimate claim payment has increased for a variety of reasons including:

•	government and private industry efforts to prevent foreclosures through loan modification programs and other initiatives;
•	delays in submitting and processing claims by the servicers of the defaulted loans due to substantial volume increases in defaults;
•	foreclosure moratoriums; and
•	our ongoing efforts to identify fraud, misrepresentation or other underwriting violations on loans that are currently in default.

Historically, the settlement of claims is not evenly spread throughout the insurance coverage period.  Prior to 2007, relatively few claims were settled during the first year following loan origination.  A period of rising claim settlements historically followed that initial year of coverage.  Thereafter, the number of claim settlements historically declined at a gradual rate, although the rate of decline could be affected by local economic conditions.  We have experienced increased early default and claim activity on loans originated in 2006 through 2008 that differ significantly from historical levels.  We believe this is primarily the result of: (1) deterioration in the housing and financial markets evidenced by a decline in home prices and reduced credit availability; (2) a larger percentage of loans originated with high LTVs during these years; and (3) lax underwriting standards by certain mortgage loan originators.  It is difficult to project the future claim pattern of these books of business given the early accelerations, the risk composition of the underlying loans and the general conditions in the housing market. Furthermore, default and claim activity on loans originated prior to 2006 have adversely deviated from historical patterns as declining economic conditions, home price declines, and reduced credit have affected even these more seasoned loans.

Under the terms of our master policies, the lender is required to file a claim with us no later than 60 days after it has acquired the borrower’s title to the underlying property through foreclosure, a negotiated short sale or a deed-in-lieu of foreclosure.  A primary insurance claim amount includes (i) the amount of unpaid principal due under the loan; (ii) the amount of accumulated delinquent interest due on the loan (excluding late charges) to the date of claim filing; (iii) expenses advanced by the insured under the terms of the master policies, such as hazard insurance premiums, property maintenance expenses and property taxes prorated to the date of claim filing; and (iv) certain foreclosure and other expenses, including attorneys’ fees.  The length of time between the date of default to the payment of a claim is dependent on, among other factors, the foreclosure laws of the applicable state. Such claim amounts are subject to review and possible adjustment by us.

Generally, within 60 days after a valid claim has been filed, we have the option of either (i) settling the coverage percentage of the claim as specified on the certificate of insurance (generally 12% to 37% of the claim), with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property, or (ii) settling the full claim amount in exchange for the lender’s conveyance of good and marketable title to the property to us, and selling the property for our own account.  During 2010 and 2009, due to the extent of the decline in home prices and the claim settlement provisions of the second Corrective Order, we did not exercise the option to purchase properties in settlement of claims and we do not expect this will be a viable option going forward.  At December 31, 2010, we did not hold any properties as a result of electing to settle the full amount of the claim.

Our master policies also exclude any cost or expense related to the repair or remedy of any physical damage (other than “normal wear and tear”) to the property collateralizing an insured mortgage loan.  Such physical damage may be caused by accident, natural occurrence or other conditions.

Rescission and Denial Activity

Generally, our master policies provide that we are not liable to settle a claim for loss if the application for insurance for the loan in question contains fraudulent information, misrepresentations, or other underwriting violations, which we refer to collectively as underwriting violations.  Where we find such underwriting violations, we may rescind, or cancel, coverage on the loan retroactive to the date the insurance was written.  In cases where we do rescind coverage, we return all premiums paid on the policy.  Prior to 2007, rescission activity was immaterial to our results. We believe this was primarily due to a favorable real estate market that provided significant loss mitigation opportunities.

Rescission activity began to increase noticeably in 2007.  During 2010, 2009, and 2008, we rescinded coverage on policies with risk in force of $714 million, $683 million, and $244 million, respectively.  Rescission activity has been concentrated in policies that were in default or already had a claim filed and would likely have ultimately progressed to a settled claim. Rescission activity has been concentrated primarily in policies originated during 2006 and 2007.

We continue to investigate a large number of policies for underwriting violations and believe a substantial number of these will ultimately result in rescissions, primarily in 2011.  However, we do not believe that future rescissions will mitigate incurred and settled losses to the same degree as in the 2008 – 2010 period.

Our master policy generally allows us to deny coverage on a filed claim if: (1) the insured property is sold without our permission prior to the due date of the claim settlement; or (2) if the claim was not timely filed. In cases where we deny a claim, we only return the unearned premium. Claim denial activity also increased in 2008 – 2010, but not to the same degree as rescission activity.

The insured has the right to challenge our decision to rescind or deny coverage.  To date, we have reversed very few of our decisions based on policyholder challenges.  However, challenges to our decision to rescind or deny coverage may occur months or years after such decision was made and policyholders may challenge a decision multiple times.  The increased level of rescission and denial activity by mortgage guaranty insurers has caused certain lenders and servicers to institute legal action against such insurers, including Triad, to challenge the validity of rescissions and claim denials.  Our liquidity, cash flow and financial performance would be adversely affected if our ability to rescind coverage or deny claim liability is materially limited or impaired.  See Item 1A, “Risk Factors” and Item 3, “Legal Proceedings” for more information.

Loss Mitigation

Once a default notice is received, we attempt to mitigate our loss.  Loss mitigation techniques include pre-foreclosure sales, property sales after foreclosure, advances to assist distressed borrowers who have suffered a temporary economic setback, and the use of repayment schedules, refinances, loan modifications, forbearance agreements and deeds in lieu of foreclosure.  When available, such mitigation efforts typically result in reduced losses from the coverage percentage stated in the certificate of insurance.  Currently, our ability to employ these types of loss mitigation techniques is severely limited.    As a result, we generally settle claims at or exceeding our risk in default depending on additional expenses included in the claim amount as described above.   We believe the lack of mitigation opportunities is primarily the result of depressed housing prices.

With the approval of the servicers, we also employ third party vendors to contact borrowers in default in an attempt to assist them with modifications, including the complexities of HAMP.  In addition to loss mitigation techniques that reduce or eliminate claims, when we settle a claim we also may obtain deficiency judgments against borrowers in those states that allow such actions so that we can recoup some of our losses.  We have expanded use of this technique due to the current economic environment when allowed by certain jurisdictions and when borrowers appear to choose a strategic default.  The availability and limitations on obtaining deficiency judgments vary state-by-state.

Loss Reserves

We calculate our best estimate of the reserve for losses to provide for the estimated ultimate costs of settling claims on loans reported in default, and loans in default that are in the process of being reported to us, as of the date of our financial statements.  In accordance with GAAP, we do not establish loss reserves for the estimated cost of settling claims on insured loans that are not currently in default.  Our reserving process incorporates various components in a model that gives effect to current economic conditions and segments defaults using a variety of criteria.  The criteria include, among others, policy year, lender, geography and the number of months that the loan has been in default, as well as whether the defaults were underwritten as flow business or as part of a structured bulk transaction.  Additionally, we incorporate in the calculation of loss reserves the probability that a policy may be rescinded for underwriting violations.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a more detailed discussion of our loss reserving process.  Detailed analysis of our activity in loss reserves is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Losses and Expenses” and Note 4 to the Consolidated Financial Statements.

Risk in Force

We had $7.6 billion of gross Primary risk in force as of December 31, 2010 compared to $9.2 billion as of December 31, 2009.  Gross Primary risk in force is prior to adjustment for risk ceded to captives.

Gross Modified Pool risk in force was $2.7 billion at December 31, 2010 compared to $4.3 billion as of December 31, 2009. Gross Modified Pool risk in force is reported prior to adjustment for applicable stop loss limits and deductibles embedded in the individual agreements. Gross Modified Pool risk in force also excludes risk from policies in Modified Pool transactions where the cumulative settled losses for the respective transaction exceed the transaction’s stop loss limit.  During 2010 and 2009, gross risk in force was reduced by $1.1 billion and $557.6 million, respectively, for Modified Pool transactions where cumulative settled losses exceeded the respective stop loss limit.

Approximately 77% of our gross Modified Pool risk in force was originated in 2005 – 2007.  Given the adverse development of our Modified Pool insurance originated in these years, the majority of these transactions have already reached the stop loss limit on an incurred basis. As the following table indicates, because we do not provide reserves on Modified Pool defaults when the cumulative incurred losses to date for the related transaction exceed the stop loss limit, we have limited loss exposure remaining under our Modified Pool contracts.  Accordingly, new Modified Pool defaults are expected to have a limited net impact on our future results.

	December 31,	December 31,
(dollars in millions)	2010	2009

Modified Pool Summary
Net risk in force (accounting for stop loss amounts and deductibles)	$476	$651
Carried reserves on net risk in force	223	388
Remaining aggregate loss exposure on Modified Pool contracts	$253	$263

Remaining Aggregate Loss Exposure by Policy Year
2003 and Prior	$111	$125
2004	67	84
2005	7	9
2006	60	39
2007	8	6
	$253	$263

An analysis of the quality of our insured portfolio is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Insurance and Risk in Force”.

Geographic Dispersion

The following table reflects the percentage of gross Primary risk in force and the default rates on our book of business by location of property as of December 31, 2010 and December 31, 2009.

	December 31,
	2010		2009
State	Gross Primary Risk in Force %	Rate of Primary Default	Gross Primary Risk in Force %	Rate of Primary Default

Distressed Markets:
California	7.9%	26.8%	8.5%	35.1%
Florida	9.9%	33.4%	10.5%	37.2%
Arizona	3.8%	23.7%	4.1%	30.1%
Nevada	1.9%	33.7%	2.1%	38.8%
Total Distressed Markets	23.5%	29.9%	25.2%	35.4%
Non-Distressed Markets:
Texas	8.7%	7.5%	8.5%	9.0%
North Carolina	5.2%	11.4%	5.1%	11.7%
Illinois	4.4%	22.0%	4.2%	22.1%
Georgia	4.4%	13.8%	4.2%	15.9%
Virginia	3.5%	10.7%	3.4%	12.6%
New Jersey	3.5%	21.6%	3.2%	21.9%
Pennsylvania	3.3%	11.7%	3.2%	11.5%
Ohio	3.1%	13.2%	3.0%	13.6%
Colorado	2.8%	11.5%	2.9%	13.7%
South Carolina	2.7%	13.4%	2.6%	13.0%
All Other	35.0%	13.0%	34.5%	13.7%
Total Non-Distressed Markets	76.5%	12.8%	74.8%	13.6%
Total Company	100.0%	15.8%	100.0%	17.6%

The decline in the percentage of the total risk in force in the distressed markets is primarily attributable to a higher level of claim and rescission activity.  Our policies in the distressed markets continue to have higher default rates than the rest of the country and also have significantly higher average loan amounts.  Furthermore, the distressed markets have also experienced some of the largest declines in home prices, which reduces the availability of loss mitigation opportunities for a default.

Regulation

Our insurance subsidiaries are subject to comprehensive, detailed regulation, principally for the protection of policyholders rather than for the benefit of stockholders, by the insurance departments of the various states in which each insurer is licensed to transact business.  Although their scope varies, state insurance laws generally grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion over almost every significant aspect of the insurance business.  These include the licensing of companies to transact business and varying degrees of control over claims handling practices, reinsurance requirements, premium rates, financial statements, periodic financial reporting, permissible investments and adherence to financial standards relating to statutory surplus, dividends and other criteria of solvency intended to ensure the satisfaction of obligations to policyholders. The most significant form of regulation we are currently subject to is the two Corrective Orders issued by the Department.

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

The insurance laws of Illinois generally limit the payments of dividends by an insurance company unless it has sufficient capital and surplus.  Under the first Corrective Order, Triad is currently prohibited from paying any dividends to TGI. Given Triad’s current financial condition and operating outlook, we do not expect Triad will ever pay dividends to TGI. Triad also has a $25 million outstanding surplus note held by TGI.  Under the terms of the first Corrective Order, Triad is prohibited from paying interest or principal on the surplus note until otherwise approved by the Department.  Given Triad’s financial condition and operating outlook, it was determined at December 31, 2009 that there is no reasonable expectation of recovery of interest or principal on the surplus note and, therefore, TGI wrote off the surplus note and accrued interest as an other-than-temporary impairment.  See Item 1A, “Risk Factors” for more information.

A mortgage insurer is generally required by Illinois insurance laws to provide for a contingency reserve in an amount equal to at least 50% of earned premiums in its statutory financial statements.  The contingency reserves must be maintained for a period of ten years except in circumstances where losses exceed regulatory thresholds.  In addition, federal tax law permits mortgage insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves.  As a result of operating losses in 2007 and 2008, the previously established contingency reserve was released earlier than the scheduled ten years in an amount that offset the operating loss for federal tax reporting purposes.  Accordingly, the previously purchased ten-year non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds ("Tax and Loss Bonds") associated with the contingency reserve release were redeemed earlier than originally scheduled.  The redemption of Tax and Loss Bonds primarily occurred in 2007 and 2008 and an immaterial amount was redeemed during 2009. As of December 31, 2010, Triad did not hold any Tax and Loss Bonds.

TGAC, organized as a subsidiary of TGIC under the insurance laws of the state of Illinois in December 1994, is subject to all Illinois insurance regulatory requirements applicable to TGIC.

TGIC and TGAC are each subject to examination of their affairs by the insurance departments of every state in which they are licensed to transact business.  The Department periodically conducts financial condition examinations of insurance companies domiciled in Illinois and the results of the examinations are filed with all state insurance departments.  The most recent examination of TGIC and TGAC for the fiscal years 2004 through 2007 was concluded in August 2008, and no adjustments or material recommendations were made as a result of this examination.

Insurance departments of certain states generally prohibit the writing of new business if an insurer's net risk in force is greater than 25 times the insurer’s total policyholders’ surplus.  This restriction is commonly known as the risk-to-capital requirement.  Since 2009, certain state insurance regulators have specifically allowed mortgage insurers to reduce the risk outstanding by the amount of risk in default, for which reserves have been provided, in their calculation of risk-to-capital.  The Department has not specifically permitted this practice.  At December 31, 2010, Triad’s risk-to-capital ratio was 35-to-1.  Triad’s risk-to-capital ratio benefits from the second Corrective Order requirement that claims be settled 60% in cash and 40% by recording a DPO that is treated as a component of total policyholders’ surplus. We ceased issuing commitments for mortgage insurance on July 15, 2008.

TGI and Triad are also indirectly impacted by regulations affecting purchasers of mortgage loans, such as the GSEs, and regulations affecting governmental insurers, such as the FHA and the Department of Veterans Affairs (“VA”), as well as regulations affecting lenders. Federal housing legislation and other laws and regulations that affect the housing market may also impact us.

The majority of Triad’s insured policies are owned or guaranteed by the GSEs. The GSEs were placed into conservatorship by the FHFA in August 2008, and as the conservator, the FHFA directs the operations of the GSEs.  Furthermore, federal legislation is being contemplated that, if adopted, could significantly change the charters of the GSEs. As of the date of this annual report on Form 10-K, we are unable to predict the impact that the conservatorship of the GSEs or any new federal legislation affecting the GSEs will have on our results of operations and prospects.

See “Corrective Orders and Recent Government Initiatives” under this Item 1 for additional information about regulatory restrictions and initiatives.

Available Information

Our web site is www.triadguaranty.com.  Information contained on, or that can be accessed through, our web site does not constitute part of this annual report on Form 10-K.  We have included our web site address as a factual reference and do not intend it as an active link to our web site.  Through our web site we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the SEC. This material may be accessed by visiting the Investors/SEC Filings section of our web site at www.triadguaranty.com.  These filings are also accessible on the SEC’s website, www.sec.gov.  You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) 732-0330.

Employees

As of February 25, 2011, we employed approximately 80 persons, with 79 persons being employed full-time.  Employees are not covered by any collective bargaining agreement.  We consider our employee relations to be satisfactory.

Executive Officers of the Registrant and its Primary Subsidiaries

Our executive officers are as follows:

Name	Position	Age
Kenneth W. Jones	President, Chief Executive Officer, Principal Financial Officer of TGI and Triad and Director of TGI and Triad	53
Kenneth S. Dwyer	Vice President and Chief Accounting Officer of TGI and Triad and Director of Triad	60
Shirley A. Gaddy	Senior Vice President, Operations of Triad	58
Earl F. Wall	Senior Vice President, Secretary, and General Counsel of TGI and Triad and Director of Triad	53

Kenneth W. Jones has served as our President and Chief Executive Officer since October 2008, and also serves as our principal financial officer.  Prior to his current position, Mr. Jones served as our Senior Vice President and Chief Financial Officer from April 2006 to October 2008.  Mr. Jones has over 25 years of experience in the financial management of companies.  Prior to joining Triad, he served as a vice president with IBM Insurance Services from January 2005 to April 2005 and was employed by RBC Liberty Insurance Corporation, where he served as Senior Vice President and Chief Financial Officer, from November 2000 to December 2004.  During the period from May 2005 to March 2006, Mr. Jones transitioned his family from South Carolina to North Carolina prior to joining us in April 2006.  Previously, Mr. Jones was associated with The Liberty Corporation, where he held a number of management positions, most recently Vice President, Controller and Acting Chief Financial Officer.  Before joining The Liberty Corporation, Mr. Jones was employed by Ernst & Young LLP for 14 years.  The Board determined that Mr. Jones should be nominated for election as a director due to his position as our Chief Executive Officer and his performance in that position since his appointment 18 months ago, his experience and qualifications described above and his experience as an executive of SEC reporting companies (or divisions thereof) over the past 15 years including assuming lead roles in numerous acquisitions and divestitures and other strategic transactions.

Kenneth S. Dwyer has served as our Vice President since September 2003 and Chief Accounting Officer since September 2004.  Previously, Mr. Dwyer served as Vice President and Controller of Jefferson–Pilot Financial from 1997 to 2003.  Prior to that, he was the Vice President and Controller of Pan-American Life Insurance.  Before joining Pan-American Life Insurance, Mr. Dwyer was employed at Deloitte & Touche, LLP for 20 years.

Shirley A. Gaddy joined us in 1996 and has served as our Senior Vice President, Operations since June 2002.  Previously, Ms. Gaddy was employed by Life of the South from 1995 to 1996 as Assistant Vice President.  She was with Integon Life Insurance Corporation from March 1972 to December 1994, most recently as Assistant Vice President, Manager Credit Insurance.

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

Officers of the Company serve at the discretion of our Board of Directors.

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

At December 31, 2010, we continue to report a substantial deficit in assets under GAAP of $586 million.  There is substantial risk that our future net income during the run-off period will not exceed our deficit in assets, which could result in the institution of receivership proceedings for Triad and consequently could lead us to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise seek to dissolve TGI.

During 2008 and 2009, we reported a combined GAAP net loss of $1.2 billion, which resulted in an accumulated deficit in assets of $706 million at December 31, 2009.  During 2010, we reported net income of $132 million which had the impact of lowering our accumulated deficit at December 31, 2010 to $586 million.

The most significant component of our net income in 2010 and the net loss in 2009 was the level of incurred loss. Incurred loss is comprised of paid losses and the change in loss reserves.  Our total incurred losses declined to $110 million in 2010 from $808 million during 2009.  During 2010, our incurred loss benefited from a lower number of new defaults, an increase in our cure rates, higher rescission activity, and reaching stop loss limits in Modified Pool transactions, all of which had a positive impact on our loss reserve position.  There is substantial risk that these events, actions, and developments that provided the beneficial impact on loss reserves are not sustainable or will not continue to the same degree in 2011. The loss reserves are estimates of the ultimate costs of claim settlement on loans reported in default, and loans in default that are in the process of being reported to us, as of the date of our financial statements. The actual amount of our claim settlements may be substantially different from our loss reserve estimates.  Our estimates could be adversely affected by a variety of factors, including, but not limited to, further declines in home prices, specifically in certain geographic regions that have experienced only modest declines to date, a lack of improvement in the unemployment rate, and a decrease in the realized rescission rates compared to those utilized in our reserve methodology.  Changes to our estimates of reserves could result in a significant impact to our results of operations and our deficit in assets, even in a stable economic environment.  During 2010, changes to our estimate of future loss reserves, due primarily to higher cures and rescission rates, contributed $140.6 million to our net income.  Future changes in our loss reserve estimates, if any, are unlikely to provide similar benefits and could have an adverse impact on our results of operations and our deficit in assets.

Furthermore, in 2010, we recognized revenue on certain items that will not occur again in the future or at the same level, including net income of $30 million related to the repurchase and retirement of our long-term debt, which was a non-recurring, one-time event.  Because we are in run-off and no longer write new mortgage guaranty insurance, our primary source of revenue is renewal premium, which we project will decline as our insurance in force declines.

Triad has historically reimbursed TGI for operating expenses incurred on behalf of the operating subsidiary under terms of a capital management agreement.  Terms of the Corrective Orders require the approval of the Department for all intercompany transactions.  If we are unable to obtain the Department’s approval for Triad to reimburse certain operating costs of TGI, then the limited assets of TGI will dissipate at a much greater pace.

During 2010, Triad reimbursed TGI approximately $1.5 million for certain operating expenses, including expenses for directors’ fees, legal and accounting fees, and certain insurance premiums.  TGI has minimal investment income and invested assets of only $1.6 million at December 31, 2010.  If TGI is unable to recoup the majority of its cash expenses from Triad, TGI’s assets will dissipate at a much greater pace, which would increase the likelihood TGI would be required to file for bankruptcy in the future.

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

These Corrective Orders, among other things, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, allow management to continue to operate Triad under close supervision, and include restrictions on the payment of claims. Failure to comply with the provisions of the Corrective Orders or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad. If the Department were to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, which would likely eliminate all remaining stockholder value.

Settled claims may ultimately be substantially different than the loss reserves that we have provided and such differences may have a material adverse impact on our financial condition and results of operations.

We calculate our estimate of the reserve for losses to provide for the estimated ultimate costs of settling claims on loans reported in default, and loans in default that are in the process of being reported to us, as of the date of our financial statements.  Our reserving process incorporates various components in a model that gives effect to current economic conditions and segments defaults by a variety of criteria.  The criteria include, among others, policy year, lender, geography, the number of months the loan has been in default, and the probability the policy may be rescinded for underwriting violations, as well as whether the defaults were underwritten as flow business or as part of a structured bulk transaction.

Frequency and severity are the two most significant assumptions in the establishment of our loss reserves.  Frequency is used to estimate the ultimate number of paid claims associated with the current inventory of loans in default.  The frequency estimate assumes that historical experience, taking into consideration criteria such as those described in the preceding paragraph, and adjusted for current economic conditions that we believe will significantly impact the long-term loss development, provides a reasonable basis for forecasting the number of claims that will be paid.  An important consideration in determining the overall frequency factor is the cure rate. In general, the cure rate is the percentage of reported defaults that ultimately are brought current (1) through payments of all past due amounts or (2) by disposing of the property securing the mortgage before foreclosure with no claim ever being filed because the proceeds of the sale satisfied the mortgage.  During 2010, our cure rate improved from 2009 even though home prices remained depressed.  If our assumptions regarding anticipated cure rates as well as other considerations used in the overall frequency factor vary from those actually experienced in the future, actual settled claims on the existing delinquent loans may exceed the reserves that we have established and require an additional charge to results of operations.

Another consideration in the establishment of our frequency factor assumptions is the impact of rescissions.  Terms of our master policies allow us to rescind coverage on a loan for underwriting violations that occurred during the mortgage loan origination process.  When a certificate is rescinded, the treatment is similar to a cure for reserving purposes and we no longer provide a reserve on that loan.  Due to the unusually high levels of rescissions on defaults for which we have completed our investigation, our reserving methodology incorporates an expected rescission percentage on defaults that we are in the process of investigating.  If our assumptions regarding anticipated cure rates, anticipated rescission rates, or other considerations used in the estimate of the overall frequency factor vary from those actually experienced in the future, actual paid claims on the existing delinquent loans may exceed the reserves that we have established and require an additional charge to results of operations.

Severity is the estimate of the dollar amount per claim that will be paid.  Severity factors are estimates of the percentage of the risk in default that will ultimately be paid.  The severity factors used in setting loss reserves are based on an analysis of the severity rates of recently paid claims, applied to the risk in force of the loans currently in default.  An important component in the establishment of our overall severity factor is the expected value of the underlying home for a loan in default compared to the outstanding mortgage loan amount. If our assumptions regarding anticipated home prices as well as other considerations used in the overall severity factor vary from those actually experienced in the future, actual paid claims on the existing delinquent loans may exceed the reserves that we have established and require an additional charge to results of operations.

The frequency and severity factors are updated quarterly to respond to the most recent data.  The estimation of loss reserves requires assumptions as to future events, and there are inherent risks and uncertainties involved in making these assumptions. Economic conditions that have affected the development of loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree.  To the extent that possible future adverse economic conditions such as cure rates, rescission rates or declining housing prices alter those historical frequency and severity patterns, actual settled claims on the existing delinquent loans may be greater than the reserves that we have provided and require an additional charge to results of operations.

There is substantial doubt about our ability to continue as a going concern.

We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to our ability to continue as a going concern.  This uncertainty is based on the ability of Triad to comply with the provisions of the Corrective Orders, our ability to ultimately pay the DPO and related interest, and our deficit in assets at December 31, 2010.  Our financial statements included in this annual report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

The report of our independent registered public accounting firm dated March 18, 2011 on our consolidated financial statements for the two years ended December 31, 2010 and 2009 notes that there is substantial doubt about our ability to continue as a going concern.

In 2009, we sold our information technology and operating platform to Essent Guaranty, Inc. (“Essent”), a new mortgage guaranty insurer, for up to $30 million. Additionally, most of our former information technology and customer service employees have joined Essent. Under a services agreement, Essent has agreed to provide us with ongoing information technology services, customer service and policy administration support. This transaction provides for potential additional risk including: (1) the future collection of both the fixed and contingent payments; and (2) the outsourcing of services vital to an efficient run-off.

Under the terms of the agreement, Essent acquired all of our proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for up to $30 million in cash and the assumption by Essent of certain contractual obligations.  Approximately $15 million of the consideration is fixed ($12.5 million has been collected to date in accordance with terms of the agreement) and up to an additional $15 million is contingent on Essent writing a certain minimum amount of insurance in the five-year period following closing. If Essent is unable to write this minimum amount, we would not receive the additional $15 million of the contingent purchase price, which could impact our future cash flows.

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

Our financial condition at December 31, 2010 has benefited substantially from significant rescission activity and denial of claims.  We do not expect to realize benefits from rescissions and denials at levels we realized in 2010 and our ability to rescind or deny coverage could be successfully challenged in litigation.

Our level of loss reserves and paid claims are both mitigated by rescission and denial activity. In recent years, we have experienced a significant increase in rescission activity and, to a lesser extent, claim denials and expect to rescind additional policies and deny claims in the future.  However, we do not expect that rescissions and denials will provide the same level of benefit in future years.

Any decision to rescind coverage may be challenged by the policyholder.  Challenges to our decision to rescind or deny coverage may occur months or years after such decision was made and policyholders may challenge a decision multiple times.  We are involved in several complaints and litigation matters involving our rescission practices and the denial of claims and we believe it is likely that other lenders and mortgage servicers will challenge the ability of mortgage insurers, and specifically Triad, to rescind and deny coverage, including filing of additional lawsuits.  An adverse court decision regarding the interpretation of a master policy provision or the impermissibility of basing a rescission or claim denial on particular originator, lender or servicer conduct could set a precedent that has the effect of significantly restricting or limiting our ability to rescind policies and deny coverage of claims.  This could result not only from legal proceedings in which we are the defendant, but also from suits pending against other mortgage insurers that are addressing policy provisions or the permissibility of rescission and denial practices that are similar to our own.  Our liquidity, cash flow and financial performance would be adversely affected if our ability to rescind coverage or deny claim liability is materially limited or impaired as a result of these legal challenges by policyholders and servicers.

We are subject to the risks of litigation and regulatory proceedings, which may result in unexpected financial losses or gains.

We are, and in the future may be, subject to legal and regulatory actions relating to our current and past business operations.  The plaintiffs in legal actions may seek large amounts, the discontinuance or impairment of certain practices such as the rescission of coverage and the denial of claims, or other remedies.  In addition, we have, and in the future may, pursue claims against mortgage loan originators to rescind entire books of business based on misrepresentation and widespread underwriting violations.  The most significant regulatory actions to which we are currently subject are the two Corrective Orders issued by the Department.  However, we continue to be subject to regulatory inquiries and examinations by the Department and other state and federal regulators and authorities.  It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected, either negatively or positively, by an ultimate resolution of litigation or due to the effects of a regulatory action or proceeding.

For further discussion of material pending litigation, see Item 3, “Legal Proceedings” and one of our other risk factors in this Item 1A entitled “Our financial condition at December 31, 2010 has benefited substantially from significant rescission activity and denial of claims.  We do not expect to realize benefits from rescissions and denials at levels we realized in 2010 and our ability to rescind or deny coverage could be successfully challenged in litigation.” For further discussion of the two Corrective Orders issued by the Department, see “Corrective Orders” in Item 1, “Business” and one of our other risk factors entitled “Triad is operating under two Corrective Orders issued by the Department.  Failure to comply with the provisions of the Corrective Orders may result in the imposition of fines or penalties or subject Triad to further legal proceedings” in this Item 1A.

A substantial legal liability or a significant legal or regulatory action against us, including any adverse decision relating to our rescission or denial activities, could have an adverse effect on our business, financial condition, results of operations, and our ability to continue as a going concern.  Similarly, a favorable resolution of litigation, including settlements that apply to past, pending or future claims with respect to large books of business, could cause our financial condition and results of operations in a particular quarterly or annual period to fluctuate significantly from our historical performance.  We cannot predict the outcome of litigation proceedings to which we are a party or whether we will be subject to future regulatory actions or proceedings.

Normally, our operating cash flow consists of net premium received plus investment income less losses and expenses paid.  If the proceeds from maturities of securities coupled with other sources are insufficient to cover operating cash flow deficits, we could be forced to liquidate securities that may result in unanticipated realized investment losses.

We have structured the maturities of our investment portfolio to coincide with liquidity needs due to anticipated deficits in operating cash flows.  If our planned matching of investment maturities to anticipated cash needs fails to provide sufficient cash flow, we could be forced to liquidate securities prior to maturity, which may result in unanticipated realized investment losses.

Consistent with industry practice, we provide reserves only for loans in default rather than on our estimate of the ultimate loss for all insured loans.  As such, our results of operations in certain periods could be disproportionately affected by the timing of reported defaults.

Reserves are provided for the estimated ultimate costs of settling claims on both loans reported in default and loans in default that are in the process of being reported to us. We generally do not establish reserves until we are notified that a borrower has failed to make at least two payments when due.  During 2010, the number of Primary loans in default reported to us for which we provide gross reserves declined by 26% to 28,289 at December 31, 2010.  The decline in the number of reported defaults reflects a moderation in new default activity and a considerable amount of claims settled, cured and rescinded during 2010. GAAP precludes us from establishing loss reserves for future claims on insured loans that are not currently in default.  As a result, our financial statements do not reflect our expected loss from policies not in default.  New loans in default would require additional reserves and a charge to results of operations as they are reported to us.

Since 2007, the United States housing market has experienced a significant amount of home price depreciation that has had and continues to have a negative impact on our results of operations and financial condition.  If home prices do not appreciate or continue to decline, we may incur a higher level of losses from settled claims and increases to our loss reserves.  Additionally, if home prices continue to drop or remain at depressed levels, additional borrowers that have the ability to pay may choose to default on the loan, which would further negatively impact our results of operations and financial condition.

Previously, primary components of our loss mitigation efforts included selling a property prior to foreclosure as well as purchasing the property in lieu of paying the coverage percentage specified in the insurance policy. The ongoing decline in home prices has negatively affected both of these mitigation options as the fair value of many of the borrowers’ homes is actually less than the outstanding mortgage. If home values fail to appreciate or decline on a more significant and expanded geographic basis, the frequency of loans going into default and eventually resulting in a paid claim could increase and our ability to mitigate our losses on mortgages may be further reduced, which could have a material adverse effect on our business, financial condition and operating results.

A strategic default is a default where a borrower who has the ability and financial resources to pay their existing mortgage chooses not to pay the mortgage.  Many borrowers have continued to pay on their mortgage even though the underlying value of the home supporting the loan is below the existing mortgage.  We believe we will become more susceptible to strategic defaults as the difference between the property values and the existing mortgages widens and if the concept gains social acceptance.

Because a large portion of our business is sensitive to interest rates, a large increase in rates would cause higher monthly mortgage payments for certain borrowers that could potentially lead to a greater number of defaults, which would adversely impact our business.

At December 31, 2010, approximately 24.8% of our Primary and 63.3% of our Modified Pool gross risk in force was comprised of adjustable-rate mortgage loans or “ARMs.”  Monthly payments on these loans are altered periodically through an adjustment of the interest rate.  Many ARMs have a fixed interest rate for a stated period of time before being subjected to interest rate adjustments.  As a result, some ARMs that we insure have not yet been subject to an interest rate adjustment.  In periods of rising interest rates, a borrower’s monthly payment with an ARM will most likely increase.  A large increase in interest rates over a short period of time could lead to “payment shocks” for borrowers that could potentially lead to more reported defaults.

At December 31, 2010, approximately 9.4% of our Primary and 17.4% of our Modified Pool gross risk in force was comprised of pay-option ARMs with the potential for negative amortization on the loan.  These loans provide borrowers the option, for a stated period of time, to make monthly payments that do not cover the interest due on the loan.  If the borrower chooses this payment option, the unpaid interest is added to the outstanding loan amount, which creates negative amortization.  These pay-option ARM loans may have a higher propensity to default than the amortizing ARM product because of more severe “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity through loan amortization as payments are made.  We already have experienced a substantially higher default rate on pay-option ARMs than the remainder of our portfolio, even before many of these loans were scheduled to shift to amortizing payments.  The risk of default may be further increased if the interest rate paid during the payment option period is significantly below current market rates.  Additionally, the lack of long-term historical performance data associated with pay-option ARMs across all market conditions makes it difficult to project performance and could increase the volatility of the estimates used in our reserve models.  If interest rates increase and cause “payment shocks” to borrowers with ARMs, our default rate could increase, and this could have a material adverse impact on our business, financial condition and results of operations.

We have a high concentration of risk in force in the distressed markets and these markets have a large amount of risk in default.  Ongoing depressed home prices in these distressed markets could lead to further increases in reserves and paid claims, which could further negatively impact our financial performance.

At December 31, 2010, our risk in force for the distressed markets represented approximately 28% of our gross risk in force.  These distressed markets have experienced greater home price depreciation since 2007 and higher foreclosure rates when compared to the rest of the country.  Moreover, defaults in distressed markets represented 46% of our risk in default and 43% of our gross loss reserves at December 31, 2010.  The default rate at December 31, 2010 in these distressed markets was 30.7% compared to 14.0% for the remainder of our portfolio.  If the home values in the distressed markets remain at current depressed levels or drop further, we could experience additional adverse effects on our results of operations and financial condition due to the large concentration of our business in these distressed markets.

A large portion of our insurance in force consists of loans with high LTVs, which could result in a greater number of defaults and larger claims than loans with lower LTVs, especially during and following periods of declining home prices.

At December 31, 2010, approximately 21.1% of our Primary mortgage insurance in force consisted of insurance on mortgage loans with LTVs at origination greater than 95%.  During and following periods of rapidly declining home prices such as that which has occurred during the past few years, these loans have a greater propensity to default due to the decline in borrower’s equity.  Loans with greater than 95% LTV at origination have experienced a significantly greater default rate than loans with lower LTVs as of December 31, 2010.  Many of the high LTV loans also contain other risk factors such as geographic location in distressed markets and were originated with reduced documentation requirements.  Faced with mortgages that are greater than the value of the home, a number of borrowers are “strategically defaulting” by simply abandoning the property and walking away from the mortgage, without regard to their ability to pay.  This limits the ability of the servicer to work with the borrowers to avoid defaults and foreclosure and increases the imbalance of the housing inventory for sale, which in turn further depresses home prices.  If we are required to pay a claim on a high LTV loan, our loss mitigation opportunities are limited during periods of depressed home prices and we generally are required to pay the full option payment, which is the highest amount that we could pay under the terms of our master policy.  If we experience an increased rate of default and paid claims on high LTV loans, our results of operations could be adversely affected.

Because we generally cannot cancel mortgage guaranty insurance policies or adjust renewal premiums due to changing economic conditions, unanticipated defaults and claims could cause our financial performance to suffer significantly.

We generally cannot cancel the mortgage guaranty insurance coverage that we provide or adjust renewal premium rates during the life of a mortgage guaranty insurance policy, even as economic conditions change.  As a result, the impact of unanticipated changes, such as declining home prices and high levels of unemployment, cannot be offset by premium increases on policies in force or cancellation of insurance coverage other than those allowed by the master policies relating to fraud, misrepresentation or program violations at origination.  The premiums we charge in many cases have not been adequate to compensate us for the risks and costs associated with the insurance coverage provided to our customers, especially in these distressed financial markets.  An increase in the number or size of unanticipated defaults and claims could adversely affect our financial condition and operating results because we could not cancel existing policies or increase renewal premiums.

Our loss experience may increase as our policies continue to age.

Historically, we expected the majority of claims on insured loans in our portfolio to occur during the second through the fifth years after loan origination with only modest losses occurring thereafter.  However, given the decline in home prices and high levels of unemployment that have occurred in recent years, we experienced an earlier default and claim pattern in the 2005, 2006 and 2007 policy years combined with an increase in new default activity in older policy years.  Claim incidence for the 2005, 2006, and 2007 policy years has already significantly exceeded the assumptions used in establishing our premium rates. Furthermore, the policy years with the greatest percentage increase in default rates during 2010 were from the 2004 and prior policy years, which are books of business where ordinarily we would expect minimal default activity given the age of the policies.  We believe our loss experience may continue to increase as our policies age due to the significant decline in home prices and continued high unemployment rates.

If we failed to properly underwrite mortgage loans when we provided contract underwriting services, we may be required to provide monetary and other remedies to the customer.

Under the terms of our contract underwriting agreements, we agreed to indemnify the participating lender against losses incurred in the event that we failed to properly underwrite a loan in accordance with the lender’s underwriting guidelines, subject to contractual limitations on liability.  The indemnification may be in the form of monetary or other remedies.  As a result, we assumed risk in connection with our contract underwriting services.  During 2010, we paid out $2.3 million on remedies and increased our accrual for future remedies by $4.1 million.  An increase in the number of previous contract underwritten loans for which we must provide an indemnity could adversely affect our financial condition.

Loan servicers have experienced a significant increase in their workload due to the rapid growth in defaults and foreclosures.  If the loan servicer fails to act proactively with delinquent borrowers in an effort to avoid foreclosure, then the number of delinquent loans eventually resulting in a paid claim could increase.

The loan servicer maintains the primary contact with the borrowers throughout the life of the loan; however, we can become involved with any potential loss mitigation.  It is important to us that the servicer is proactive in dealing with delinquent borrowers rather than simply allowing the loan to go to foreclosure.  Historically, when a servicer became involved at an earlier stage of delinquency with workout programs and credit counseling, there was a greater likelihood that the loan would avoid foreclosure and would not result in a claim.  It thus becomes extremely important that the servicer be properly staffed and trained to assist borrowers to avoid foreclosure and involve Triad as part of the loss mitigation effort as early as possible.  If loan servicers do not properly staff and train their personnel or enlist our assistance in loss mitigation efforts, then the number of loans going to foreclosure may increase.  Increased foreclosures result in a greater number of claims that we are required to pay, which would have an adverse impact on our future operating results.

Triad is operating in run-off under Corrective Orders from the Department and maintaining experienced staff is critical to achieving a successful run-off.

We undertook significant actions in 2008 to eliminate all sales, marketing, and underwriting personnel as well as a number of personnel supporting those functions as we transitioned into run-off.  In 2009 and 2010, further staff reductions resulted in a total employee count of 81 at December 31, 2010.  As the number of full-time employees declines, it becomes even more important to retain our key employees.  In order to retain our key personnel, we have established a severance plan and a retention plan, both of which expire in 2012.  If we fail to adopt or gain approval from the Department to replace any severance or retention plans, we may be unable to retain key personnel.  The loss of any key personnel could limit our ability to properly execute an efficient and effective run-off.

The level of cures that we experienced in 2010 as a result of HAMP and other loan modification programs may not be sustainable going forward.

The U.S. Treasury as well as several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures.  One such program is HAMP, which was announced by the US Treasury in early 2009.  Some of HAMP’s eligibility criteria require current information about borrowers, such as their current income and non-mortgage debt payments.  Because the GSEs and servicers do not share such information with us, we cannot adequately determine with any degree of certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP.  Further, it takes several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency.  During 2010, approximately 3,000 of our defaults were cured as a result of HAMP loan modifications.  We also had other defaults cure as a result of individual lenders’ modification programs.

Even if a loan is cured through a loan modification, the ultimate impact on Triad of loan modifications depends on how many modified loans subsequently re-default.  Re-defaults can result in additional losses for us that could be greater than we would have paid had the loan not been modified.  Currently, we cannot estimate what the ultimate re-default rate will be, and therefore we cannot estimate whether these programs will provide material benefits to us.

We delisted our common stock from The NASDAQ Global Select Market (“NASDAQ”) in 2009 and our common stock is currently traded on the OTC Bulletin Board (“OTCBB”) and the OTC Markets Group’s OTCQB tier (“Pink Sheets").  The trading of our common stock on the OTCBB and Pink Sheets has resulted in reduced liquidity for our stockholders and makes it more difficult for them to execute transactions in our common stock.

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

The average daily trading volume of our common stock in 2010 has declined by approximately 82% compared to 2009, when our common stock was listed on NASDAQ.   Furthermore, our common stock has experienced large relative price swings on minimal volume since delisting.  We believe the liquidity of our common stock has been adversely affected as a result of the delisting from NASDAQ and it has become more difficult for investors to trade our common stock.  If the small trading volumes on the OTCBB and Pink Sheets persist or decline even further, our stockholders could be subjected to indeterminate periods of reduced liquidity for our common stock.

It is uncertain what effect foreclosure moratoriums will have on us.

Certain states, lenders, and servicers have from time to time enacted foreclosure moratoriums. More recently, certain large loan servicers have reported documentation issues with their foreclosure proceedings and have instituted self-imposed foreclosure moratoriums. As a result, there has been speculation that federal or state foreclosure moratoriums may be imposed in the future.

Generally, the completion of a foreclosure is required before a claim for loss can be filed. The accrual of interest and other expenses on a loan is usually not affected by a moratorium, which is imposed primarily to afford time to determine whether loans could be modified. In such cases, if a loan is not subsequently modified or is modified but subsequently re-defaults, our settled claim amount may be higher than it would have been if there had not been foreclosure moratoriums in place. For moratoriums instituted due to investigations into servicers’ and other parties’ actions in foreclosure proceedings, our obligation to pay additional interest and expenses may be limited, subject to the terms of our mortgage insurance master policies. If the current and future moratoriums delay our receipt of claims, such delay may have a negative impact on our financial condition and results of operations.

Our Tax Benefits Preservation Plan may not be effective in preventing an "ownership change" as defined in Section 382 of the Internal Revenue Code and our deferred tax assets and other tax attributes could be significantly limited.

We have significant deferred tax assets that are generally available to offset future taxable income or income tax. On September 14, 2010, our Board of Directors adopted a Tax Benefits Preservation Plan (the "Plan") to help protect the ability of the Company to recognize certain potential tax benefits in future periods from net operating loss carryforwards and tax credits (the "Tax Benefits"). The ability to utilize the Tax Benefits depends on future taxable income and limitations imposed by tax laws; however, the ability of TGI and its subsidiaries to use their respective Tax Benefits would be substantially limited if there were an "ownership change" of TGI as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Service pronouncements. In general, an ownership change would occur if TGI’s "5% shareholders," as defined under Section 382, collectively increase their ownership in TGI by more than 50 percentage points over a rolling three-year period.

As part of the Plan, our Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of its common stock. The dividend was payable to holders of record as of the close of business on September 27, 2010, but the Rights would only be activated if triggered by the Plan. The Rights will be triggered in any instance of a person becoming a 5% shareholder or by an existing 5% shareholder increasing its ownership percentage (subject to certain exceptions). If triggered, each Right would become exercisable, which could result in significant economic dilution to such acquiring person. The Rights will trade with, and be represented by, the existing common stock of TGI and no further action by stockholders is necessary unless and until a triggering event occurs and the Rights become exercisable.  Should the Rights become exercisable, TGI will notify stockholders.

Although the Plan is designed to reduce the likelihood that we will experience an ownership change, there can be no assurance that the Plan will be effective in preventing an ownership change. If an ownership change were to occur, our ability to use the Tax Benefits in the future would likely be limited.  Furthermore, even if there is no ownership change, we may not realize the entire benefit or any benefit of the deferred tax asset that exists as of December 31, 2010.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 101 South Stratford Road, Winston-Salem, NC 27104.  This five-story office building totals 79,254 square feet and we currently lease approximately 61,324 square feet under a lease that will expire in November 2012.  We currently occupy two entire floors and have additional space on two other floors. All staff functions are located within this office complex. During 2010, we negotiated with the lessor to terminate a portion of the original lease representing 7,608 square feet so that the lessor could enter into a new long-term lease with another tenant.  We currently sublease space on two floors of this facility to Essent, totaling approximately 20,937 square feet, under a sublease that will expire concurrently with our existing lease in 2012.   We believe this property is suitable and adequate for our present circumstances.

On December 1, 2009, we completed the sale of our information technology and operating platform, including substantially all of our computer hardware, to Essent.  We also entered into a service agreement on December 1, 2009 with Essent to provide systems maintenance and development services, including disaster recovery services and certain other technology services.

Item 3.  Legal Proceedings

The Company is involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below.  No reserves have been established in the financial statements regarding current litigation as the potential liability, if any, cannot be reasonably estimated.

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies.  On March 4, 2011, Triad amended its complaint to add a count alleging fraud in the inducement.  The total amount of risk originated under the AHM master policies, accounting for any applicable stop loss limits associated with modified pool contracts, was $1.5 billion, of which $0.9 billion remains in force at December 31, 2010.  Triad continues to accept premiums and process claims under the master policies but, as a result of this action, Triad ceased remitting claim payments to companies servicing loans originated by AHM.  Both premiums and claim payments subsequent to the filing of the complaint have been segregated pending resolution of this action.  Triad has not recognized any benefit in its financial statements pending the outcome of the litigation.

On November 4, 2009, AHM filed an action in the Bankruptcy Court seeking to recover $7.6 million of alleged preferential payments made to Triad. AHM alleges that such payments constitute a preference and are subject to recovery by the bankrupt estate. Triad filed its answer on March 4, 2011.  In the event a settlement is not successfully concluded, Triad intends to vigorously defend this matter.

On February 6, 2009, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina.  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between October 26, 2006 and April 1, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers.  The court has appointed lead counsel for the plaintiff and an amended complaint was filed on June 22, 2009.  We filed our motion to dismiss the amended complaint on August 21, 2009 and the plaintiff filed its opposition to the motion to dismiss on October 20, 2009.  Our reply was filed on November 19, 2009, and oral arguments on the motion occurred on August 30, 2010.  Triad intends to vigorously defend this matter.

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

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

The Company’s common stock is presently quoted and traded over-the-counter on the OTC Bulletin Board® and the OTC Markets Group, Inc.’s OTCQB tier under the symbol “TGIC.”  The Company’s common stock was listed and traded on The NASDAQ Global Select Market® (“NASDAQ”) until December 28, 2009, at which time the Company’s voluntary delisting from NASDAQ became effective.  At December 31, 2010, 15,258,128 shares were issued and outstanding.

The following table sets forth the high and low sales prices (for 2009) and bid quotations (for 2010) for the Company’s common stock during the periods indicated.  The 2010 bid quotations are the high and low bid quotations of the Company’s common stock obtained from Yahoo! ® Finance.  These bid quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.  The 2009 sales prices are the high and low sales prices of the Company’s common stock as reported by NASDAQ.

	2010		2009
	High	Low	High	Low

First Quarter	$0.42	$0.21	$0.85	$0.12
Second Quarter	$0.68	$0.23	$1.40	$0.16
Third Quarter	$0.28	$0.14	$1.82	$0.58
Fourth Quarter	$0.35	$0.15	$1.36	$0.25

Holders

As of March 1, 2011, the number of stockholders of record of the Company’s common stock was approximately 273.  In addition, there were approximately 3,030 beneficial owners of shares held by brokers and fiduciaries.

Dividends

Payments of future dividends are subject to declaration by the Company’s Board of Directors.  Payment of dividends is dependent on the ability of Triad to pay dividends to TGI.  Under the Corrective Orders, Triad is prohibited from paying dividends to TGI without the prior approval of the Illinois Department of Insurance.  In addition, the insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary can pay its parent company.  These restrictions, based on statutory accounting principles, include requirements that dividends may only be paid from statutory earned surplus and limitations on the amount of dividends that may be paid without prior approval of the Illinois Department of Insurance.  In addition to these statutory limitations on dividends, Illinois regulations provide that a mortgage guaranty insurer may not declare any dividends except from undivided profits remaining on hand over and above the amount of its policyholder reserve.  TGI has a limited amount of funds and almost no opportunity to raise funds or receive funds that would allow for the payment of dividends to stockholders.  Currently, we have no intention or ability to pay dividends.  See “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of dividend payment restrictions.

Issuer purchases of equity securities and unregistered sales of equity securities

None.

Item 6.  Selected Financial Data

The information required by this Item 6 is not required to be provided by issuers that satisfy the definition of "smaller reporting company" under SEC rules.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to provide information that the Company believes is relevant to an assessment and understanding of the Company’s consolidated financial position, results of operations and cash flows and should be read in conjunction with the Consolidated Financial Statements and Notes contained herein. In addition, the current depressed market conditions in residential housing markets coupled with elevated unemployment rates have subjected our business, financial condition and results of operations to substantial risks, many of which are summarized under Item 1A., “Risk Factors,” which should be read in conjunction with the following discussion.

Certain of the statements contained in this annual report on Form 10-K are "forward-looking statements" and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include estimates and assumptions related to economic, competitive, regulatory, operational and legislative developments and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to change, uncertainty and circumstances that are, in many instances, beyond our control and they have been made based upon our current expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of a number of factors, including: the possibility that the Illinois Department of Insurance may take various actions regarding Triad if it does not operate its business in accordance with its revised financial and operating plan and the Corrective Orders, including seeking receivership proceedings; our ability to operate our business in run-off and maintain a solvent run-off; our ability to continue as a going concern; the possibility of general economic and business conditions that are different than anticipated; legislative, regulatory, and other similar developments; changes in interest rates, employment rates, the housing market, the mortgage industry and the stock market; legal and other proceedings regarding modifications and refinancing of mortgages and/or foreclosure proceedings; the possibility that there will not be adequate interest in our common stock to ensure efficient pricing; and the relevant factors described in Item 1A, “Risk Factors” and in the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 section below, as well as in other reports and statements that we file with the Securities and Exchange Commission (the “SEC”).  Forward-looking statements are based upon our current expectations and beliefs concerning future events and we undertake no obligation to update or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made, except as required by the federal securities laws.

Overview

Triad Guaranty Inc. (“TGI”) is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”), is a nationwide mortgage insurer pursuing a run-off of its existing in-force book of business.  The term “run-off” means continuing to service existing mortgage guaranty insurance policies but not writing any new policies.  Unless the context requires otherwise, references to “Triad” in this annual report on Form 10-K refer to the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”). References to “we,” “us,” “our,” and the “Company” refer collectively to the operations of TGI and Triad.

TGIC is an Illinois-domiciled mortgage guaranty insurance company and TGAC is an Illinois-domiciled mortgage guaranty reinsurance company. The Illinois Department of Insurance (the “Insurance Department”) is the primary regulator of both TGIC and TGAC.  The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of our insurance business. Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating its business in run-off under two Corrective Orders issued by the Department.  As noted above, the term "run-off" means continuing to service existing policies, but writing no new mortgage guaranty insurance policies. Servicing existing policies includes: billing and collecting premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy or cure the default and/or mitigate our loss; reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the two Corrective Orders issued by the Department. The term “settled,” as used in this report in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by our policyholders. Prior to June 1, 2009, valid claims were settled solely by a cash payment. As required by the second Corrective Order, effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”). The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, and include restrictions on the payment of claims.

We have historically provided Primary and Modified Pool mortgage insurance coverage on U.S. residential mortgage loans.  We have changed our definition of Primary and Modified Pool insurance to reflect recently adopted changes in the way we internally analyze performance.  Effective December 31, 2010, we classify a policy as Primary insurance when the policy is not part of a structured bulk transaction that has an aggregate stop-loss limit applied to the entire group of loans.  We classify all other insurance as Modified Pool insurance. Previously, we classified a policy as Primary insurance when we were in the first loss position and the loan-to-value amount, or LTV, was 80% or greater when the loan was first insured and we classified all other insurance as Modified Pool insurance.  All information in the accompanying document has been reclassified to be consistent with the current definition of Primary and Modified Pool coverage.  The majority of our Primary insurance has been delivered through the flow channel, which is defined as loans originated by lenders and submitted to us on a loan-by-loan basis.  In addition, we have insured loans under Primary bulk coverage where we are in a first loss position for each loan in a group of loans, and where all loans have the same premium rate.  We also historically provided mortgage guaranty insurance to lenders and investors seeking additional default protection (typically secondary coverage or on loans for which the individual borrower has greater than 20% equity), capital relief, and credit-enhancement on groups of loans that are sold in the secondary market.  Insurance provided on these individual transactions was provided through the Modified Pool channel.  Policies insured as part of a Modified Pool transaction have individual coverage but there is an aggregate stop-loss limit applied to the entire group of insured loans.

Our insurance remains effective until one of the following events occurs:  the policy is cancelled at the insured’s request; we terminate the policy for non-payment of premium; the policy defaults and we satisfy our obligations under the insurance contract; or we rescind or deny coverage under the policy for violations of provisions of a master policy. Additionally, coverage may be cancelled on certain Modified Pool transactions if pre-determined aggregate stop loss limits are met, or if coverage is reduced to a de minimus amount of the initial amount insured.

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

In run-off, our expenses consist primarily of: settled claims (including LAE) net of any losses ceded to captive reinsurers; changes in reserves for estimated future claim payments on loans that are currently in default net of any reserves ceded to captive reinsurers; general and administrative costs of servicing existing policies; other general business expenses; and interest expense on the DPO and on our long-term debt prior to its repurchase and retirement in the third quarter of 2010.

As we are operating in run-off and are issuing no new insurance commitments, our results of operations in run-off largely depend on our ability to settle our liabilities (primarily loss reserves) at a lesser amount than that reported on our balance sheet through loss mitigation, litigation and or settlements with servicers. Additionally, our results going forward are also dependent on the number of new defaults that are reported to us in the future as well as the amount of future premium that we expect to earn. Our results of operations also depend on a number of other factors, many of which are not under our control. These factors include:

•	the conditions of the housing, mortgage and capital markets that have a direct impact on default rates, loss mitigation efforts, cure rates and, ultimately, the amount of claims settled;
•	the overall general state of the economy and job market;
•	persistency levels on our remaining insurance in force;
•	operating efficiencies; and
•	the level of investment yield, including realized gains and losses, on our investment portfolio.

Our results of operations in run-off could also be impacted significantly by recent federal government and private initiatives to limit foreclosures, and provide stability and liquidity in the secondary mortgage market.  See the discussion below for further details on these initiatives.

Accounting Principles

In understanding our financial position and results of operations, it is important to understand the difference between accounting principles generally accepted in the United States of America (“GAAP”) and statutory accounting principles applicable to insurance companies (“SAP”) and how we use these accounting principles.

As an insurance company, Triad is required to file financial statements prepared in accordance with SAP with the insurance departments of the states in which it conducts business. Furthermore, the financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders were prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department.  However, the Company prepares its financial statements presented in this annual report on Form 10-K and in our other SEC filings in conformity with GAAP. The primary differences between GAAP and SAP for Triad at December 31, 2010 were the methodology utilized for the establishment of reserves and the reporting requirements relating to the establishment of the DPO stipulated in the second Corrective Order, which are described below.

A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP. A deficiency in policyholders’ surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP. A deficit in assets at any particular point in time under GAAP is not necessarily a measure of insolvency. However, we believe that if Triad were to report an other-than-temporary deficiency in policyholders’ surplus under SAP, Illinois law may require the Department to seek receivership of Triad, which could compel TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company. The second Corrective Order was designed in part to help Triad maintain its policyholders’ surplus.

Corrective Orders

Triad has entered into two Corrective Orders with the Department. Among other things, the Corrective Orders:

•	Require oversight by the Department on substantially all operating matters;
•	Prohibit all stockholder dividends from Triad to TGI without the prior approval of the Department;
•	Prohibit interest and principal payments on Triad’s surplus note to TGI without the prior approval of the Department;
•
Restrict Triad from making any payments or entering into any transaction that involves the transfer of assets to, or liabilities from, any affiliated parties without the prior approval of the Department;

•	Require Triad to obtain prior written approval from the Department before entering into certain transactions with unaffiliated parties;
•	Require that all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by recording a DPO;
•	Require the accrual of simple interest on the DPO at the same average net rate earned by Triad’s investment portfolio; and
•
Require that loss reserves in financial statements prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department be established to reflect the cash portion of the estimated claim settlement but not the DPO.

The DPO is an interest bearing subordinated obligation of Triad with no stated repayment terms.  The requirement to settle claims with both the payment of cash and issuance of a DPO became effective on June 1, 2009.  At December 31, 2010, the recorded DPO, which includes accrued interest of $12.4 million, amounted to $415.7 million or 47% of total cash and invested assets.  The recording of a DPO does not impact reported settled losses as we continue to report the entire amount of a claim in our statements of operations.  The accounting treatment for the recording of the DPO on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus; accordingly, any repayment of the DPO or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.  However, in our financial statements prepared in accordance with GAAP included in this report, the DPO and related accrued interest are reported as liabilities.  At December 31, 2010, the cumulative effect of the DPO requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves, was to increase statutory policyholders’ surplus by $818.8 million over the amount that would have been reported absent the second Corrective Order.  The cumulative increase to statutory policyholders’ surplus of the DPO requirement was $720.6 million at December 31, 2009.  There is no impact to our stockholders’ deficit calculated on a GAAP basis.

The second Corrective Order provides financial thresholds, specifically regarding our statutory risk-to-capital ratio and our level of statutory policyholders’ surplus that, if met, may indicate that the Department should reduce the DPO percentage and/or require distributions to DPO holders.  The second Corrective Order specifically required that the Department consider whether such changes should be made or payments allowed prior to December 31, 2010. In December 2010, we were notified by the Department that as of the time of the review and based upon Triad’s surplus position, risk to capital ratio, and the continued economic uncertainty, it had determined that no change to the DPO percentage was in order nor would it be appropriate for Triad to make a distribution to the DPO holders at this time.

Failure to comply with the provisions of the Corrective Orders or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  Any such actions would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution.  See Item 1A, “Risk Factors” for more information.

Triad is also subject to comprehensive regulation by the insurance departments of the other states in which it is licensed to transact business.  Currently, the insurance departments of the other states are working with the Department in the implementation of the Corrective Orders.

Going Concern

Our ability to continue as a going concern is dependent on the Department’s ongoing review of our operating results compared to updated forecasts and our ability to reverse a large deficit in assets through possible future earnings.

Prior to the issuance of the second Corrective Order, our recurring losses from operations and resulting decline in policyholders’ surplus as calculated in accordance with SAP increased the likelihood that Triad would be placed into receivership and raised substantial doubt about our ability to continue as a going concern.  The positive impact on surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $225.9 million at December 31, 2010, as opposed to a deficiency in policyholders’ surplus of $592.9 million on the same date had the second Corrective Order not been implemented.  While implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about our ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent or for other reasons stated above.  If the Department were to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws or otherwise consider dissolution of the Company.  Our consolidated financial statements that are presented in this report do not include any adjustments that reflect the financial risks or accounting adjustments of Triad entering receivership proceedings and assume that we will continue as a going concern.

While we reported net income of $132.1 million in 2010, we continued to report a deficit in assets under GAAP of $586.2 million at December 31, 2010. The net income reported in 2010 was due to favorable incurred loss development but also recognized revenue on items that are unlikely to occur again in the future at the same magnitude or at all. These items include the repurchase and retirement of our long-term debt at a sizeable discount, a large amount of realized investment gains, and the additional accrual of estimated future premiums related to certain Modified Pool contracts that reached their respective stop loss limit on a settled basis. During 2010, the number of new defaults declined and we saw an improvement in the number of cures reported which we believe is due, in part, to both government and servicer loan modification programs. While the recent default development is encouraging, we continue to be challenged by a sizable number of new defaults, an aging default inventory, reduced premium from policy lapses and rescissions, ongoing high unemployment, and generally depressed home prices.  See Item 1A, “Risk Factors” for more information about our financial solvency and going concern risks and uncertainties.

Tax Benefits Preservation Plan

At December 31, 2010, our tax NOL carry forward was approximately $409.3 million.  On September 13, 2010, TGI adopted a Tax Benefits Preservation Plan, which we refer to as the Plan, to help protect our ability to recognize certain potential tax benefits in future periods from net operating loss carryforwards and tax credits, as well as any net operating losses that may be generated in future periods (the “Tax Benefits”).  Section 382 of the Internal Revenue Code limits the ability of a company to take advantage of Tax Benefits when an ownership change occurs.  In general, an “ownership change” under Section 382 occurs if there is a cumulative change in TGI’s ownership by “5% stockholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period.  The Plan is designed to reduce the likelihood that we will experience an ownership change.

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

The Rights will expire on the earliest of (i) May 31, 2014; (ii) the time at which all Rights are redeemed or exchanged; (iii) the first date of a taxable year for us as to which our board of directors determines that no Tax Benefits may be carried forward; (iv) a date, prior to the Rights becoming exercisable, on which our board of directors determines that the Rights and the Plan are no longer necessary for the preservation or existence of the Tax Benefits or are no longer in the best interests of us and our stockholders; (v) the failure of the stockholders to approve the Plan at our 2011 annual meeting of stockholders; and (vi) the repeal or amendment of Section 382, if our board of directors determines that the Plan is no longer necessary for the preservation of Tax Benefits.  See Item 1A, “Risk Factors” for more information about our risks involved if our Plan is unable to prevent a change in ownership under Section 382.

Long-term Debt

In July 2010, we repurchased and retired the entire $35.0 million par value of TGI’s 7.90% Notes originally due January 15, 2028 (the “Notes”) for an aggregate purchase price of approximately $4.9 million.  In accordance with the provisions of ASC 225-20, we recognized an extraordinary gain in 2010 on the repurchase and retirement of approximately $29.6 million.  As a result of the repurchase and retirement of the Notes, no further interest will be due under the Notes.  See further discussion under the heading, “Liquidity – Holding Company Specific.”

Captive Reinsurance Reinsurer Commutations

Prior to entering into run-off, we entered into various captive reinsurance agreements that were designed to allow lenders to share in the risks of mortgage insurance.  Under the typical captive reinsurance agreement, a captive reinsurer, generally an affiliate of the lender, assumed a portion of the risk associated with the lender’s book of business insured by us in exchange for a percentage of the premiums that we collected.  All of our captive reinsurance agreements include, among other things, minimum capital requirements and excess-of-loss provisions that provide for defined aggregate layers of coverage and a maximum exposure limit for the captive reinsurer. In accordance with the excess-of-loss provisions, we retain the first loss position on the first aggregate layer of risk and reinsure a second defined aggregate layer with the captive reinsurer.  We require each captive reinsurer to establish a trust to partially support its obligations under the captive reinsurance agreement.  If certain capitalization requirements of the trust are not maintained, we retain the right to terminate the captive reinsurance agreement.  The termination of the captive reinsurance agreement is commonly referred to as a “commutation.”  Upon commutation, we generally receive all remaining trust assets, reduce the reinsurance recoverable for amounts due from the captive reinsurer, and cease ceding premium to the captive reinsurer. The commutation of a captive reinsurance agreement is generally an indication that we would receive all of the trust assets, plus any future ceded premium and interest on such assets, in the future regardless of whether the agreement was commuted or not due to the adverse performance of the policies reinsured under the agreement.

During the first quarter of 2010, we determined that our two largest captive reinsurers had not maintained the required capitalization in their trusts.  As a result, and with the mutual agreement of each of the captive reinsurers, we commuted both of these captive reinsurance agreements during the first quarter and received approximately $188.7 million of aggregate trust assets from the two captive reinsurers.  We also commuted two smaller captive reinsurance agreements during the third quarter of 2010 and received less than $1 million of aggregate trust assets.  These commutations resulted in an increase in our invested assets and a corresponding decrease in reinsurance recoverable.  The commutations had minimal impact on our results of operations or financial condition as the net amounts received were previously recorded as reinsurance recoverable on our balance sheet.  The commutations and receipt of the trust assets, however, positively impacted our cash flows for the year ended December 31, 2010.

Foreclosure Prevention Initiatives and Moratoriums

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

One such program is the Home Affordable Modification Program (“HAMP”), which provides incentives to borrowers, servicers, and lenders to modify loans with the modifications jointly paid for by lenders and the U.S. government. HAMP and other such programs are responsible for a significant percentage of our cures in 2010. However, we believe that the number of policies that are modified under these programs and subsequently cure will decrease in future periods as the number of policies eligible for the programs declines.

We rely on information concerning HAMP provided to us by the GSEs and servicers.  We do not believe that we receive timely information on all of the loans participating in these programs nor the current status of the participating loans and we do not have the necessary information to determine the number of our policies in force that would be eligible for such modification programs.  Furthermore, a number of the policies that have completed the trial modification period have subsequently re-defaulted and we believe the number of policies that re-default will increase in the future. The ultimate impact of HAMP and other such programs is dependent on the number of policies that are successfully modified and do not re-default. Currently, we are unable to estimate with any degree of precision these factors and are, therefore, unable to estimate the ultimate impact of these programs on our results of operations and financial condition. If HAMP and/or similar programs prove to be effective in preventing foreclosure, future settled claim activity could be reduced.

If a loan is modified or refinanced as part of one of these programs, we intend to maintain insurance on the loan and are subject to the same ongoing risk if the policy were to re-default.  Policies that re-default under these programs may ultimately result in losses that are greater than the loss that would have occurred if the policy was never modified.  These programs could also adversely affect us to the degree that borrowers who otherwise could make their mortgage payment choose to default in an attempt to become eligible for modification.

Loan servicers have also implemented temporary foreclosure moratoriums for various reasons.  Because the completion of a valid foreclosure is a requirement for the filing of a claim for loss, these programs serve to temporarily reduce our claims settled, but may lead to greater ultimate claim costs due to the accrual of interest and other expenses. In the third and fourth quarters of 2010, foreclosure moratoriums were instituted by certain loan servicers in response to documentation problems and other issues with foreclosure proceedings. These moratoriums have subsequently ended, although it is unclear to us if the problems were resolved and legal matters involving these issues remain.  We do not expect this issue to have a significant direct impact on our financial condition.

See Item 1A, “Risk Factors” for more information on the risks and uncertainties associated with foreclosure moratoriums.

Consolidated Results of Operations

Following is selected financial information for the years ended December 31, 2010 and 2009:

	Year Ended
	December 31,
(dollars in thousands, except per share data)	2010	2009

Earned premiums	$203,416	$179,658
Net losses and loss adjustment expenses	109,633	807,627
Net income (loss)	132,095	(595,632)
Diluted earnings (loss) per share	8.72	(39.70)

In 2010, we reported net income compared to a significant loss reported in 2009. The main reason for the improvement was favorable reserve development as the cost to settle claims on the December 31, 2009 inventory of defaults was less than provided at December 31, 2009.  In addition, the 2010 results benefited from items that are not expected to recur in future periods, such as the $29.6 million non-recurring gain related to our debt repurchase, or may not recur in the same magnitude, such as our $12.5 million net realized investment gain.  Although our 2010 results reflect the positive trends in the default inventory, the continuation of these trends is uncertain given the continued weakness in the mortgage and housing markets.

Net losses and loss adjustment expenses for 2010 were down substantially compared to 2009.  Net losses and LAE are comprised of net settled claims, LAE, and the change in loss reserves.  The loss and LAE reserve declined by 31.0% during 2010 compared to an increase in the loss and LAE reserve of 29.4% during 2009.  A decline in the amount of new risk in default as well as reductions in the reserve assumptions for the expected frequency that defaults will become claims were the two main drivers of the 2010 decline in reserves when compared to 2009.

The 2010 increase in earned premium was primarily due to lower amounts of ceded premium in 2010 resulting from captive commutations and the accrual of earned premium related to certain Modified Pool transactions that reached the stop loss limit on a settled basis.

During the third quarter of 2010, we repurchased and retired the entire $35.0 million par value of TGI’s 7.90% Notes due January 15, 2028 (the “Notes”) for an aggregate purchase price of approximately $4.9 million.  In accordance with the provisions of ASC 225-20, we reported the $29.6 million gain as an extraordinary item in our statement of operations due to its unusual and non-recurring nature.

We describe our results of operations in greater detail in the discussion that follows.  The information is presented in four sub-headings:  Production; Insurance and Risk in Force; Revenues; and Losses and Expenses.

Production

On July 15, 2008, we ceased issuing commitments for mortgage insurance, only issuing coverage to borrowers for which we had made a commitment as of that date.  We have had no material production since 2008.

Insurance and Risk in Force

Insurance in force is the total principal balance of our insured loans.  The following table provides detail on our direct insurance in force at December 31, 2010 and 2009:

	December 31,
(dollars in millions)	2010	2009	% Change
Primary insurance	$29,119	$35,319	(18)
Modified Pool insurance	10,018	15,185	(34)
Total insurance	$39,137	$50,504	(23)

The decline in Primary insurance in force at December 31, 2010 from December 31, 2009 is consistent with a company in run-off and reflects the lack of production during the previous twelve months as well as the cancellation of insurance coverage resulting primarily from claim settlement and rescission activity.  The decline in Modified Pool insurance in force for the same period is also due to claim settlement and rescission activity, as well as the termination of a number of Modified Pool transactions where pre-determined aggregate stop loss limits in the contracts were met on a settled basis.

A small portion of our Modified Pool contracts contain provisions that terminate both the coverage and the contract when cumulative settled losses reach the stop loss limit. No future premium is received following the termination of these Modified Pool contracts.  During 2010, approximately $1.2 billion of Modified Pool insurance in force under this type of contract was terminated.

The majority of our Modified Pool contracts do not terminate when settled losses reach the stop loss limit and premiums will continue to be collected until such time that the remaining insurance in force is less than 10% of the original amount.  For contracts where the premiums continue, we recognize the net present value of the estimated future premium in the period during which our payments reach the maximum liability on a settled basis under the contract.  During 2010, approximately $1.9 billion of Modified Pool insurance in force under this type of contract had settled losses reach the stop loss limit.  For both types of Modified Pool contracts, affected policies are excluded from in force statistics once the contractual stop loss limit is met on a settled basis. We expect that other Modified Pool transactions will reach their contractual stop loss limits on a settled basis and terminate in 2011, which will further accelerate the decline of Modified Pool insurance in force.

Approximately 77% of our Modified Pool insurance in force was originated from 2005 through 2007.  Given the adverse development of our Modified Pool insurance originated in these years, the majority of these transactions have already reached the stop loss limit on an incurred basis. As the following table indicates, under our Modified Pool contracts we have limited loss exposure for future defaults, or changes in loss reserves on existing defaults, from contracts originated from 2005 through 2007.  We have additional exposure to Modified Pool contracts originated in 2004 and prior years; however, given the performance to date for these policy years and our belief about the expected future performance, we expect losses from Modified Pool contracts to have significantly less bearing on our future results compared to our Primary business.  Accordingly, although we have historically segmented our incurred loss disclosures between Primary and Modified Pool insurance, we are focusing our incurred loss discussion and disclosures on our Primary business.  The following table quantifies the remaining aggregate exposure for our Modified Pool business:

	December 31,	December 31,
(dollars in millions)	2010	2009

Modified Pool Summary
Net risk in force (accounting for stop loss amounts and deductibles)	$476	$651
Carried reserves on net risk in force	223	388
Remaining aggregate loss exposure on Modified Pool contracts	$253	$263

Remaining Aggregate Loss Exposure by Policy Year
2003 and Prior	$111	$125
2004	67	84
2005	7	9
2006	60	39
2007	8	6
	$253	$263

Risk in force is the total amount of coverage for which we are at risk under our certificates of insurance.  The following table provides detail on our Primary risk in force at December 31, 2010 and 2009.

	December 31,
(dollars in millions)	2010	2009	% Change
Gross Primary risk in force	$7,624	$9,246	(18)
Less: Ceded risk in force	(183)	(868)	(79)
Net Primary risk in force	$7,441	$8,378	(11)

The percentage of our Primary insurance in force subject to captive reinsurance arrangements decreased to 14.2% at December 31, 2010 from 49.4% at December 31, 2009, primarily due to the commutation of captive reinsurance agreements during 2010, resulting in a 79% decline in ceded Primary risk in force.  Assets held in trusts supporting the reinsured risk also declined to $56.4 million at December 31, 2010 from $257.3 million at December 31, 2009.  During 2010 we collected $217.2 million due to the commutation of reinsurance arrangements and settled losses ceded to captives.  Certain remaining captive reinsurance agreements have trust balances below the reserves ceded under the contracts.  In those cases, the net reserve credit that we recognize in our financial statements is limited to the trust balance.  Given this limitation, as well as the decline in insurance in force subject to captive reinsurance, we expect to receive limited benefits in future periods from these agreements.  See “Captive Reinsurance” for more information.

At December 31, 2010 and 2009, respectively, approximately 18.6% and 21.0% of our gross Primary risk in force was comprised of coverage on loans with the potential for negative amortization (“pay-option ARM”) and interest only loans.  An inherent risk in both a pay-option ARM loan and an interest-only loan is the impact of the scheduled milestone in which the borrower must begin making amortizing payments, which can be substantially greater than the minimum payments required before the milestone is met.  An additional risk to a pay-option ARM loan is that the payment being made may be less than the amount of interest accruing, creating negative amortization on the outstanding principal of the loan.  The majority of our pay-option ARM loan portfolio has accumulated negative amortization and we believe these pay-option ARM loans are or will be subject to significant payment shock, which increases our risk of loss.  Many of these pay-option ARM loans are also from the 2006 and 2007 vintage years and are located in Arizona, California, Florida, and Nevada, which we refer to as “distressed markets.”

At December 31, 2010, approximately 16.0% of our gross Primary risk in force is comprised of coverage on Alt-A loans.  We define Alt-A loans as loans that have been underwritten with reduced or no documentation verifying the borrower’s income, assets, or employment and where the borrower has a FICO score greater than 619. We have found a substantial amount of misrepresentation, program violations, and fraud on the Alt-A loans in our portfolio and Alt-A loans have a relatively high rescission rate.  Due in part to depressed conditions in the housing markets, the Alt-A loans, pay-option ARM loans, and interest-only loans have, as a group, performed significantly worse than the remaining prime fixed rate loans through December 31, 2010.

Business originated in 2006 and 2007 continues to comprise the majority of our risk in force.  This is due to the significant amounts of production during these two years as well as the large number of policies that have been cancelled from prior vintage years.  In general, policies originated during these years have significantly higher amounts of average risk per policy than policies originated prior to 2006. Furthermore, policies originated during these vintage years have also exhibited higher default and claim rates than preceding vintage years.  For additional information regarding these vintage years, see “Losses and Expenses,” below.

Persistency measures the percentage of insurance in force remaining from one-year prior and is an important metric in understanding our future premium revenue, especially in run-off as no new business is being written and our overall premium base declines over time.  Generally, the longer a policy remains on our books, or “persists”, the greater the amount of total premium revenue we will earn from the policy.  Primary insurance persistency declined slightly to 82.4% at December 31, 2010 compared to 83.2% at December 31, 2009. Modified Pool insurance persistency declined to 66.0% at December 31, 2010 compared to 75.4% at December 31, 2009 and was adversely impacted by the cancellation of certain of the Modified Pool transactions. We believe our persistency has benefited from the temporary delays in foreclosure as well as the inability of many borrowers on loans that we have insured to sell or refinance existing homes due to the decline in home prices and stricter underwriting standards.

Revenues

A summary of the individual components of our revenue for 2010 and 2009 follows:

	Year Ended
	December 31,
(dollars in thousands)	2010	2009	%Change

Direct premium written before the impact of refunds	$258,709	$293,490	(12)
Less:
Cash refunds primarily related to rescissions	(60,547)	(46,075)	31
Change in refund accruals primarily related to rescissions	17,854	(30,403)	(159)
Direct premium written	216,016	217,012
Less ceded premium written	(15,438)	(40,872)	(62)
Net premium written	200,578	176,140	14
Change in unearned premiums	2,838	3,518	(19)
Earned premiums	$203,416	$179,658	13

Net investment income	$38,774	$44,133	(12)
Net realized investment gains	$12,516	$1,354	824
Other income	$23	$12,666	(100)
Total revenues	$254,729	$237,811	7

The decrease in direct premium written before the impact of refunds was primarily due to a 22.5% decline in insurance in force since December 31, 2009.  Mitigating the impact of the decline in insurance in force was the recognition of approximately $16.6 million of estimated future premium in 2010 due to certain Modified Pool contracts exceeding their respective pre-determined aggregate stop loss limit on a settled basis.  Under these contracts, we will continue to collect the premium until the insurance in force declines to 10% of the original amount. The amount recorded represents the net present value of all estimated future premiums on these contracts. We do not expect to recognize any premium revenue from these Modified Pool transactions in the future due to this accelerated recognition.

Premium refunds, primarily related to rescission activity, include cash premium refunded as well as the change in the accrual for expected premium refunds.  The activity related to premium refunds reduced direct premium written by $42.7 million or 16.5% in 2010 compared to $76.5 million or 26.1% in 2009. We expect actual rescissions to decline in 2011 compared to the volume we experienced in 2010. Accordingly, the accrual we have established for expected premium refunds on policies that are currently under investigation for rescission declined to $29.6 million at December 31, 2010 compared to $47.5 million at December 31, 2009.

Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captive reinsurers.  The 2010 decline in ceded premium was primarily due to the commutation of our two largest captive reinsurance agreements in the first quarter of 2010.

Net investment income declined in 2010 primarily due to a decline in the realized investment yield.  Invested assets have been used as a source of cash to fund operating cash shortfalls.  Average invested assets increased during the year due to the commutation of the two largest captive reinsurance agreements in the first quarter of 2010 and the receipt of approximately $188.7 million of aggregate trust assets. We expect average invested assets to decrease in 2011 as we anticipate a deficit in operating cash flow. Net realized investment gains during 2010 were primarily due to a partial portfolio repositioning designed to extend the average life of our investment portfolio.  For further discussion, see “Investment Portfolio.”

Losses and Expenses

A summary of the significant individual components of losses and expenses for 2010 and 2009 follows:

	Year Ended
	December 31,
(dollars in thousands)	2010	2009	% Change
Net losses and loss adjustment expenses:
Net settled claims	$562,007	$515,413	9
Net change in loss reserves	(462,732)	272,553	(270)
Loss adjustment expenses	10,358	19,661	(47)
Total	109,633	807,627	(86)
Other operating expenses	30,878	35,911	(14)
Interest expense	11,763	6,034	95
Total losses and expenses	$152,274	$849,572	(82)

Loss ratio	53.9%	449.5%	88
Expense ratio	15.4%	20.4%	24
Combined ratio	69.3%	469.9%	85

Net losses and LAE are comprised of settled claims, LAE and the change in the loss and LAE reserve during the period. The decrease in net losses and LAE in 2010 compared to 2009 is primarily due to a reduced volume of new defaults in 2010 and the development of loss reserves during the respective periods.

The following table provides details on both the dollar amount and number of settled claims of both Primary and Modified Pool insurance for 2010 and 2009:

	Year Ended
	December 31,
(dollars in thousands)	2010	2009	% Change

Net settled claims:
Primary insurance	$443,856	$349,278	27
Modified Pool insurance	147,998	226,172	(35)
Total direct settled claims	591,854	575,450	3
Ceded paid losses	(29,847)	(60,037)	(50)
Total net settled claims	$562,007	$515,413	9

Number of claims settled:
Primary insurance	8,065	5,344	51
Modified Pool insurance	2,223	2,810	(21)
Total	10,288	8,154	26

The increase in the amount of Primary direct settled claims in 2010 compared to 2009 is the result of an increase in the number of claims settled offset by a decline in average severity.  Average severity, which is calculated by dividing total direct settled claims by the number of claims settled, for Primary settled claims decreased to $55,000 in 2010 from $65,400 in 2009.  The decline in average severity for Primary settled claims is due primarily to the composition of the claim settled inventory as the claims paid during 2010 were comprised of a smaller percentage of claims from the distressed markets and the 2006 and 2007 policy years, both of which have larger average risk per policy.

The decrease in Modified Pool settled claims is primarily due to a number of transactions reaching the stop loss limit on a settled basis. These transactions were all originated in 2006 and 2007 and had a large percentage of insured policies in the distressed markets.  As a result, average severity for Modified Pool settled claims declined to $66,600 in 2010 from $80,500 in 2009.

Average severity on settled claims is influenced by our ability to mitigate claims. Historically, the sale of properties by the borrower either before or during the foreclosure process was effective in reducing average severity  However, the decline in home prices since 2007 across almost all markets, with significant declines in the distressed markets, combined with reduced mortgage credit availability has continued to negatively impact our ability to mitigate losses from sales of properties.  Policies originated in 2006 and 2007 have been particularly impacted by the decline in home prices because the properties were acquired by the borrowers at the peak of the market. We expect our ability to mitigate losses will continue to be adversely affected by these factors.  A greater concentration of settled claims in distressed markets or more recent policy years will exacerbate this effect. Furthermore, recent issues with foreclosure proceedings may further negatively impact home sales.

The significant decline in the reserve for losses during 2010 was the result of a decline in the inventory of defaulted loans coupled with changes in the assumptions that reduced the frequency factors utilized in our reserving methodology.  The frequency factors were adjusted downward in 2010 based on actual rescission and cure development.  During 2010, reserve development and factor changes produced a $226.6 million redundancy in the reserves carried at December 31, 2009.  This redundancy contributed to the total 2010 decrease in reserve for losses.

Certain segments of our insured portfolio continue to perform more adversely when compared to the rest of the portfolio. These segments include:
•	Policies originated on properties in the distressed markets.
o	The distressed markets accounted for 42.0% of our Primary risk in default at December 31, 2010 while only comprising 23.5% of the Primary risk in force.
o	The Primary default rate for the distressed markets was 29.9% at December 31, 2010 and 35.4% at December 31, 2009, compared to 12.8% and 13.6%, respectively, for the non-distressed markets.
o	The distressed markets comprised 38.6% and 29.3% of Primary settled claims in 2010 and 2009, respectively.
o
The Primary claim rate, defined as the number of Primary claims paid during the year as a percentage of the number of Primary policies in force at the beginning of the year, for the distressed markets was 7.9% and 5.0% at December, 31 2010 and December, 31 2009, respectively, compared to 2.9% and 1.5%, respectively, for the non-distressed markets.

•	Policies originated in 2006 and 2007.
o	These policy years accounted for 69.8% of our Primary risk in default at December 31, 2010 while only comprising 58.1% of the Primary risk in force.
o	The Primary default rate for these policy years was 22.0% at December 31, 2010 and 19.9% at December 31, 2009, compared to 12.0% and 9.5%, respectively, for the other policy years.
o	These policy years comprised 58.8% and 62.4% of Primary settled claims in 2010 and 2009, respectively.
o	The Primary claim rate for these policy years was 4.6% and 2.7% at December, 31 2010 and December, 31 2009, respectively, compared to 3.0% and 1.6%, respectively, for the other policy years.

We believe the adverse performance of these segments was due, in part, to non-sustainable levels of home price appreciation in the years prior to 2007 and the subsequent unprecedented depreciation in home prices as well as poor underwriting standards. These segments are also comprised of a large amount of pay-option ARM loans and Alt-A loans that have exhibited significant adverse performance through December 31, 2010. While these segments have performed adversely compared to the rest of the portfolio, performance in the other segments has, in general, also been adversely impacted by the same general depressed conditions in home prices and credit markets as well as high unemployment levels.

The following table shows the default statistics for our Primary business by policy year and breaks out the impact of the distressed markets at December 31, 2010 and December 31, 2009:

	December 31, 2010
	Total Company				Distressed Markets
(dollars in thousands)	Primary Risk in Force	Average Primary Risk in Force Per Policy	Primary Loans in Default	Default Rate	Percent of Primary Risk in Force	Average Primary Risk in Force Per Policy	Default Rate
Policy Year
2004 & Prior	$1,662,036	$29.1	5,673	9.9%	15.0%	$29.1	12.3%
2005	1,029,617	40.7	4,256	16.8%	22.1%	52.6	33.2%
2006	1,507,343	50.1	6,269	20.8%	29.5%	70.2	41.4%
2007	2,923,180	52.6	10,985	19.8%	26.5%	71.5	37.7%
2008	502,068	46.7	1,106	10.3%	19.0%	55.1	18.0%
Total	$7,624,244	42.6	28,289	15.8%	23.5%	56.4	29.9%

	December 31, 2009
	Total Company				Distressed Markets
(dollars in thousands)	Primary Risk in Force	Average Primary Risk in Force Per Policy	Primary Loans in Default	Default Rate	Percent of Primary Risk in Force	Average Primary Risk in Force Per Policy	Default Rate
Policy Year
2004 & Prior	$2,011,165	$29.6	6,769	10.0%	14.4%	$29.7	11.4%
2005	1,207,084	40.8	4,968	16.8%	22.8%	53.5	34.0%
2006	1,844,378	51.4	8,347	23.3%	32.5%	72.3	47.1%
2007	3,596,996	54.1	16,021	24.1%	29.4%	73.6	47.6%
2008	586,752	46.8	1,346	10.7%	18.6%	55.6	20.5%
Total	$9,246,375	43.5	37,451	17.6%	25.2%	59.0	35.4%

The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.  The decline in the number of loans in default and the risk in force is due to a number of factors, including settled claim activity, higher cure rates, rescission activity, and a decline in the number of new defaults being reported.

The following table presents a roll-forward of our Primary risk in default for 2010 and 2009.  The majority of amounts included in “Rescinded/Denied risk in default” is comprised of risk on policies that were rescinded.

	Year Ended
	December 31,
(dollars in millions)	2010	2009	% Change

Beginning risk in default	$2,241	$1,528	47
Plus: New risk in default	1,152	1,977	(42)
Less: Paid risk in default	(416)	(329)	26
Rescinded/Denied risk in default	(597)	(479)	25
Cured risk in default	(824)	(455)	81
Ending risk in default	$1,555	$2,241	(31)

During 2010, cure rates increased from the levels experienced in 2009, but remain at historically low levels.  Cures are most likely to occur while the default is in its early stage.  In general, our expectation for a cure decreases significantly as the underlying mortgage becomes further delinquent until the borrower has missed ten payments.  Given the low expected cure rate once ten payments are missed, any further missed payments typically results in only a gradual decrease in the expectation for a cure. Given the delays in foreclosure and recent decline in new default activity, we have seen the average age of the default inventory increase over the year. At December 31, 2010, 60% of the default inventory was ten or more payments delinquent, compared to 48% at December 31, 2009, which, all else being equal, is expected to produce a lower overall future cure rate.  HAMP and other lender loan modification programs have contributed to the increase in cures during 2010, including cures on policies that have been in default for more than ten months. However, we expect the impact of these programs to diminish in 2011 as the number of policies eligible for the programs decline.

We rescinded coverage on loans with $714 million and $683 million of risk in default during 2010 and 2009, respectively. Rescission activity remains concentrated on policies originated by certain originators and on those originated in 2006 and 2007. We believe the majority of the rescinded risk in default would have ultimately resulted in settled claims.  While we expect rescission activity to have a substantial impact on settled claim activity and our results of operations in 2011, we do not expect the same level of rescission activity in 2011 as we experienced in 2010.  See Item 1A., “Risk Factors” for risks and uncertainties associated with rescission activity.

The following table details the amount of Primary risk in default and the Primary reserve balance as a percentage of risk in default at December 31, 2010 and 2009.  The table also provides the impact of the rescission factor, which is a component of the frequency factor utilized in the reserve model, on gross case reserves at the respective period end.

	December 31,	December 31,
(dollars in millions)	2010	2009
Primary Business
Gross risk on loans in default	$1,555	$2,241
Risk expected to be rescinded on loans in default	(323)	(580)
Risk in default net of expected rescissions	$1,232	$1,661

Gross case reserve (1)	$1,029	$1,515
Gross case reserves on loans expected to be rescinded	(226)	(427)
Gross case reserves net of expected rescissions	$803	$1,088

Gross case reserves net of expected rescissions as a percentage of gross risk in default	51.6%	48.5%

Gross case reserves net of expected rescissions as a percentage of gross risk in default, net of expected rescissions	65.2%	65.6%

Percentage decrease in gross case reserves from rescission factor	22.0%	28.2%

(1) Reflects gross case reserves, which excludes IBNR and ceded reserves.

The table below provides a trend analysis of the gross cumulative incurred loss incidence rate by book year for our Primary business (calculated as cumulative gross losses settled plus loss reserves, excluding the impact of captive structures, divided by policy risk originated, in each case for a particular book year) as it has developed during each of the last five quarters.

	December 31,	September 30,	June 30,	March 31,	December 31,
Book Year	2010	2010	2010	2010	2009
2000 & Prior	1.05%	1.03%	1.03%	1.02%	1.01%
2001	1.81%	1.74%	1.70%	1.68%	1.64%
2002	2.29%	2.17%	2.11%	2.07%	2.00%
2003	2.97%	2.72%	2.59%	2.47%	2.32%
2004	6.00%	5.73%	5.44%	5.31%	4.93%
2005	13.53%	13.44%	12.69%	12.16%	11.56%
2006	15.66%	15.74%	15.67%	15.61%	14.96%
2007	13.57%	13.87%	13.75%	13.82%	13.00%
2008	5.45%	5.49%	5.14%	4.95%	4.28%
Total	6.78%	6.75%	6.59%	6.51%	6.17%

Prior to 2007, the policies that we insured defaulted for a variety of reasons, but primarily due to loss of employment, divorce, or illness of a mortgage holder.  Historically, based on these primary determinants of default, we expected the gross cumulative incurred loss incidence rate for a specific book year to increase over time as the incidence of default is relatively low in the first few years of development, typically reaches its peak in the second through the fifth year after loan origination, and will moderately increase over time as a small number of policies continue to default. However, in addition to the above factors, the incidence of default in the current economic environment has been and continues to be adversely impacted by the steep decline in home prices and prolonged elevated levels of unemployment throughout the United States.  As the above table indicates, the 2005, 2006 and 2007 book years are exhibiting significantly worse performance compared to the more developed earlier book years. We do not expect this adverse performance to subside and expect the gross cumulative incurred loss incidence rate of these book years to remain significantly higher than our previous books of business. As the above table indicates, although not material to the overall results of operations, the largest percentage increase over the last five quarters is in the 2001 – 2004 book years where historically we would not have expected to see such an increase given the age of the underlying policies.

We are unable to estimate the level of new defaults in 2011 or if cure rates will remain at 2010 levels.  Furthermore, while the number of cures from the modification programs increased in 2010, the re-default rate on borrowers that have entered these programs may increase considerably given current conditions in the housing market and high unemployment levels. The impact of temporary foreclosure moratoriums resulting from documentation issues of several servicers is not expected to be material to our ultimate financial condition but may result in further delays in claim settlement.

Expenses and Taxes

Other operating expenses decreased 14.0% during 2010 compared to 2009.  A large portion of our variable operating expenses are related to personnel cost which is expected to continue to decline over time.  Our headcount has contracted significantly since we entered run-off in July 2008, including a 32% decline in 2010.  We recognize the full cost of the severance benefits provided to terminated employees in the period that the individual is notified; therefore, the savings in compensation costs is generally not realized until the subsequent quarter.  An increasing component of other operating expenses is the amounts that we set aside for remedies related to contract underwriting.  During 2010, we increased the reserve for contract underwriting remedies by approximately $4.1 million to reflect an increase in anticipated remedy payments.  During the full year 2010, we recorded $6.4 million of expense (including $2.3 million paid in cash) of remedies related to contract underwriting, which represented 22% of the total other operating costs.  Expenses related to remedies in 2009 amounted to $4.6 million or 13% of other operating expenses.

We lease office space with lease commitments through November 2012 and have sub-leased or relinquished our lease on a significant part of unused office space, which had a positive impact on expenses in 2010.

Interest expense increased 95% in 2010 compared to 2009 primarily due to the increase in accrued interest related to the DPO liability.  Interest expense on the DPO was $10.3 million in 2010 compared to $2.1 million in 2009.  The payment of interest related to the DPO is dependent on attaining certain risk to capital and other operating ratios and is subject to approval by the Department.  No interest has been paid on the DPO since it was established in June 2008.  Interest expense of $1.5 million in 2010 represented the amount through the date of the repurchase of TGI’s 7.9% Notes in July 2010.  We did not report any income tax expense in 2010 due to the utilization of net operating loss (“NOL”) carryforwards.  The NOL carryforward is calculated using the amounts reported on our income tax returns, which approximates amounts we reported under SAP as opposed to GAAP.  At December 31, 2010, our NOL carryforward was approximately $409.3 million, an increase of $109.3 million from the $300.0 million NOL carryforward at December 31, 2009.

Financial Position

Total assets decreased to $991.6 million at December 31, 2010 from $1.1 billion at December 31, 2009.  Total cash and invested assets increased to $890.7 million at December 31, 2010 from $833.3 million at December 31, 2009 primarily due to the commutation of our two largest captive reinsurance agreements during the first quarter of 2010 and the resulting receipt of $188.7 million of trust assets.  The commutation of these captive reinsurance agreements was also the primary reason for the decline in reinsurance recoverable to $40.8 million at December 31, 2010 from $233.5 million at December 31, 2009.

Total liabilities decreased to $1.6 billion at December 31, 2010 from $1.8 billion at December 31, 2009.  The drop in total liabilities was due primarily to a $477.0 million decrease in losses and loss adjustment expenses and the repurchase and retirement of $34.5 million of long-term debt. The decrease in total liabilities was partially offset by a $247.3 million increase in the DPO and related accrued interest. Terms of the second Corrective Order require that Triad establish a separate custody account with investments at least equal to the unpaid DPO.  Approximately 49% of our invested assets at December 31, 2010 have been segregated in this account, compared to 21% at December 31, 2009.  During 2011, we expect the DPO liability to continue to increase.

If the Department determines that the DPO percentage should be reduced and/or distributions should be made to DPO holders, it would most likely result in a large cash payment by Triad, which would be funded by these assets held in escrow.  While we have structured the maturities of our investment portfolio to provide flexibility to accommodate any such possible payments, when and if they occur, the estimation of the timing of these payments requires assumptions as to future events and there are inherent risks and uncertainties involved in making these assumptions.

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

Our portfolio is primarily composed of taxable publicly-traded fixed income securities as well as tax-preferred state and municipal securities.  Our taxable publicly-traded fixed income securities primarily include corporate debt obligations, residential mortgage-backed securities, asset-backed securities, and obligations of the U.S. Government and its agencies.  During the first quarter of 2010, we commuted our two largest captive reinsurance agreements and received approximately $188.7 million of cash and invested assets. The majority of the assets we received from the captive trusts were in the form of cash, which was subsequently invested, as well as U.S. Treasury securities, investment-grade asset-backed securities and mortgage-backed securities.

The following table reflects the composition of our investment portfolio at December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed maturity securities:
U. S. government and agency securities	$43,424	5.1	$25,260	3.1
Foreign government securities	14,336	1.7	10,302	1.3
Corporate debt	532,395	62.5	500,999	61.7
Residential mortgage-backed	67,941	8.0	107,406	13.2
Commercial mortgage-backed	21,956	2.6	-	-
Asset-backed bonds	39,725	4.7	39,392	4.9
State and municipal bonds	92,558	10.8	101,471	12.5
Total fixed maturities	812,335	95.4	784,830	96.7
Short-term investments	39,561	4.6	26,651	3.3
Total securities	$851,896	100.0	$811,481	100.0

The increase in our investment portfolio from December 31, 2009 is primarily due to the receipt of the trust assets from the captive commutations previously discussed less the amounts utilized to fund operating results in 2010.

We anticipate negative cash flow from operations in 2011 due to the expected level of claims settled and declining net premium collections.  We expect the proceeds from the maturity and sale of securities will be used to fund these expected shortfalls. We have attempted to structure maturities in our investment portfolio in anticipation of these funding needs.  Due to delays in claim payments resulting from foreclosure prevention programs and other factors, we extended the average life of our investment portfolio in 2010 by selling shorter term securities and investing the proceeds in slightly longer term securities. As a result, the effective duration of our fixed maturity portfolio increased to 3.44 years at December 31, 2010 from 2.63 years at December 31, 2009. An acceleration of claim payments could require that we sell securities prior to maturity, which may result in loss of principal. See Item 1A., “Risk Factors.”

Unrealized Gains and Losses

The following table summarizes by category our unrealized gains and losses in our securities portfolio at December 31, 2010:

	As of December 31, 2010
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$42,650	$774	$-	$43,424
Foreign government securities	14,226	110	-	14,336
Corporate debt	508,198	24,197	-	532,395
Residential mortgage-backed	64,900	3,041	-	67,941
Commercial mortgage-backed	21,954	2	-	21,956
Asset-backed bonds	38,378	1,347	-	39,725
State and municipal bonds	87,239	5,319	-	92,558
Total fixed maturities	777,545	34,790	-	812,335
Short term investments	39,561	-	-	39,561
Total securities	$817,106	$34,790	$-	$851,896

Given our previous substantial losses from operations, regulatory oversight of our operations, and the significant doubt regarding our ability to continue as a going concern, we may be unable to hold impaired assets for a sufficient time to recover their value.  As a result, we do not carry unrealized losses forward and recognized impairment losses on all securities whose amortized cost was greater than the fair value at December 31, 2010.  If we believe that the recorded impairment was due to interest related factors and not credit related, we will amortize the difference between the impaired value and par amount into interest income based upon the anticipated maturity date.  During 2010, we recognized impairment losses of $4.6 million, which included losses of $2.2 million in the fourth quarter reflecting the increase in market interest rates.

The value of our investment portfolio is in part determined by interest rates. In general, the value of our investment portfolio will move inversely to the change in interest rates. An increase in interest rates would most likely result in further impairment losses. If interest rates increase from the current level, we may be required to fund a negative cash flow from operations by selling securities for less than par value, which would be detrimental to our financial position.

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

	December 31, 2010		December 31, 2009
(dollars in thousands)	Amount	Percent	Amount	Percent

Fixed Maturities:
U.S. treasury and agency bonds	$43,424	5.3	$25,260	3.2
AAA	147,573	18.2	169,326	21.6
AA	196,691	24.2	160,399	20.4
A	374,931	46.2	391,141	49.8
BBB	30,387	3.7	24,014	3.2
BB	1,884	0.2	1,817	0.2
B	351	0.0	-	-
CCC	2,764	0.3	-	-
CC and lower	2,193	0.3	239	-
Not rated	12,137	1.5	12,634	1.6
Total fixed maturities	$812,335	100.0	$784,830	100.0

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in accordance with GAAP and assume that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, our ability to continue as a going concern will be dependent on our ability to comply with terms of the Corrective Orders which is in part dependent on our financial condition.  If we are unable to comply with the terms of the Corrective Orders, the Department may institute legal proceedings to place Triad in receivership.  If Triad were placed into receivership, all of the assets and future cash flows of Triad would be allocated to Triad’s policyholders to pay insurance claims and to pay creditors and the administrative expenses of the receivership, and none of such assets or cash flows would be available to TGI and its stockholders.  As Triad is TGI’s primary source of current and potential future cash flow, if Triad were placed in receivership proceedings by the Department, TGI may be forced to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws and it is likely that no funds would ever be available for distribution to our stockholders.  The report of our independent registered public accounting firm with respect to our December 31, 2010 and 2009 financial statements included a statement that they believe there is substantial doubt about our ability to continue as a going concern.

Under the Department’s Corrective Orders, all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by the recording of a DPO.  In addition to the DPO, Triad also accrues interest based on the average net investment yield earned by Triad’s investment portfolio.  The ultimate payment of both the DPO and the interest are subject to Triad’s future financial performance and requires the approval of the Department.  At December 31, 2010, the total amount of DPO was $415.7 million, including accrued interest of $12.4 million.  The specific terms of the Corrective Order requiring the DPO have and will continue to positively impact our operating cash flows until such time as we are required to distribute payments on the DPO.  However, because we remain obligated to pay the DPO and will accrue interest on the DPO based on the average net investment yield earned by Triad’s investment portfolio, we do not expect to realize any ultimate financial benefit or expense from recording a DPO.

We sold our information technology and operating platform to Essent Guaranty, Inc. (“Essent”) in the fourth quarter of 2009. Under the terms of the purchase agreement, Essent acquired all of our proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for up to $30 million in cash and the assumption by Essent of certain contractual obligations.  Approximately $15 million of the consideration is fixed and up to an additional $15 million is contingent on Essent writing a certain minimum amount of insurance in the five-year period following closing.  We received the initial $10 million installment of the purchase price in the 2009 fourth quarter and an additional $2.5 million in the fourth quarter of 2010. We are scheduled to receive the final fixed payment of $2.5 million in the fourth quarter of 2011.  The majority of the payments are remitted to Triad while a small amount is remitted to TGI as described below. Under a services agreement, Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad. Payment for these services was fixed at $520,000 per month through November 2010, at which point it became a variable expense based on the number of policies in force with a minimum payment of $150,000 per month for the initial five-year term of the agreement.

Generally, our sources of operating funds consist of premiums written and investment income.  Operating cash flow is applied to the payment of claims and other expenses.  We reported positive cash flow from operations of $57.9 million in 2010, which includes $188.7 million from the commutation of our two largest captive reinsurance agreements. Absent those commutations and excluding any additional amounts that would have been ceded under those agreements, we would have reported negative operating cash flow from operations of $130.8 million for 2010, relatively flat compared to our operating cash flow deficit of $134.9 million in 2009. The operating cash flows in both 2010 and 2009 reflect net declining premiums received and increased claim payments, although these claim payments have been mitigated by the DPO requirement of the second Corrective Order. Operating cash flow shortfalls were funded through sales and maturities of short-term investments and other longer-term investment securities.  See “Investment Portfolio” for more information.

Net cash received from premiums was $169.2 million during 2010 compared to $207.6 million in 2009.  This decrease was due primarily to the overall decline in insurance in force as well as premium refunds related to rescission activity, which amounted to $60.5 million in 2010 and $46.1 million in 2009.  The decrease in net cash received from premium was offset partially by a decline in premium ceded to captive reinsurers due to our ongoing run-off and commutations.

We expect to report negative quarterly cash flows from operations in 2011 as we continue to believe that claims and expenses will exceed our net premium and investment income.  We do not anticipate any other significant cash receipts in future periods from captive commutations or from other means. We anticipate that the funds necessary to meet the operating shortfall will come from the scheduled maturities of invested assets and, if needed, sales of other assets in our investment portfolio.

Our deficit in assets decreased to $586.2 million at December 31, 2010 compared to a deficit in assets of $706.4 million at December 31, 2009.  We expect to continue to report a deficit in assets for the foreseeable future.

Insurance Company Specific

The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary, such as Triad, can pay its parent company.  The Corrective Orders prohibit the payment of dividends by Triad to TGI without prior approval from the Department, which is highly unlikely for the foreseeable future.

Included in policyholders’ surplus of the primary insurance subsidiary, TGIC, is a surplus note of $25 million payable to TGI.  The Corrective Orders prohibit the accrual and payment of the interest on the surplus note without prior approval by the Department, which has broad discretion to approve or disapprove any such payment.  We do not anticipate that TGIC will be able to pay any principal or interest on this note for the foreseeable future.

Triad’s ability to incur any material operating and capital expenditures, as well as its ability to enter into any new contracts with unaffiliated parties, also requires the Department’s approval (except for certain operating expenditures that have been preapproved by the Department).

Triad continues to cede business to captive reinsurance affiliates of certain mortgage lenders. Total trust assets amounted to $56.4 million at December 31, 2010, down from $257.3 million at December 31, 2009, primarily due to the commutations.  Premium ceded in 2010 decreased by 62.2% compared to 2009.  Future captive commutations, if any, are not expected to have a material impact on our results of operations or financial condition.

The statutory risk-to-capital ratio has historically been used as a measure by many states and regulators of an insurer’s capital adequacy and ability to underwrite new business. The risk-to-capital ratio is no longer relevant for Triad for that purpose because we are operating in run-off.

Triad’s policyholders’ surplus at December 31, 2010 was $225.9 million compared to $122.8 million at December 31, 2009.  The increase in policyholders’ surplus during 2010 was due to the DPO requirement of the second Corrective Order.  However, absent the implementation of the DPO requirement, Triad would have reported a deficiency in policyholders’ surplus of $592.9 million at December 31, 2010 compared to a deficiency in policyholders’ surplus of $597.8 million at December 31, 2009.

Holding Company Specific

In early July 2010, we repurchased and retired the entire $35.0 million par value of TGI’s 7.90% Notes due January 15, 2028 for an aggregate purchase price of approximately $4.9 million.  TGI’s remaining cash and invested assets were approximately $1.6 million at December 31, 2010.  Our repurchase and retirement of the Notes eliminates the need for us to continue to make the semi-annual interest payments that otherwise would have been due under the Notes with what we expect to be limited sources of cash on hand.  If we had remained subject to these debt service payments and defaulted at a subsequent date, it likely would have led us to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.  As of December 31, 2010, TGI has no outstanding debt.  Given our current financial condition, we do not believe we would be able to successfully access the capital markets to obtain long-term or short-term financing on either a debt or equity basis.

Following the repurchase and retirement of the Notes, TGI’s expenses primarily consist of legal, Board, accounting, and consulting fees and are expected to range from approximately $250,000 to $600,000 per quarter. Triad has historically reimbursed TGI for a majority of its operating cash expenses under a management agreement. Pursuant to the Corrective Orders, we are required to submit to the Department a request for reimbursement of these expenses on a quarterly basis. During 2010, TGI cash expenses were approximately $1.4 million and all requested reimbursements, which include the majority of these expenses, have been approved. There can be no assurance these quarterly expenditures will not increase in the future.  If the Department prohibits or limits the reimbursement by Triad of TGI’s operating expenses, the cash resources of TGI will be adversely affected.

As part of the sale of the information technology and operating platform to Essent, TGI also sold the software related to the establishment of Canadian operations under the same payment terms. For the sale, TGI received approximately $0.4 million in the fourth quarter of 2009, an additional $0.1 million in the fourth quarter of 2010, and is scheduled to receive the final fixed payment of $0.1 million in the fourth quarter of 2011.  TGI may receive an additional $0.6 million in contingent payments through 2014 if certain sales goals are met.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

We had no material off-balance sheet arrangements at December 31, 2010.

We lease office facilities and office equipment at our Winston-Salem location under operating leases with minimum lease commitments that range from one to two years. We currently sublease space on three of the five floors of our office facility to Essent.   We had no capitalized leases or material purchase commitments at December 31, 2010.

We repurchased and retired the entire $35.0 million aggregate principal amount of our long-term debt in July 2010.  There were no other material changes during 2010 to the aggregate contractual obligations shown in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies and Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.  In developing these estimates, we make subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop.  Although variability is inherent in these estimates, we believe the amounts provided are appropriate based on the facts available upon compilation of the financial statements.  See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for a complete discussion of our significant accounting policies.

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

Frequency and severity are the two most significant assumptions in the establishment of our loss reserves.  Frequency is used to estimate the ultimate number of paid claims associated with the current inventory of loans in default.  The frequency estimate assumes that long-term historical experience, taking into consideration criteria such as those described in the preceding paragraph, and adjusted for current economic conditions that we believe will significantly impact the long-term loss development, provides a reasonable basis for forecasting the number of claims that will be paid.  Our expectations regarding future rescissions have been incorporated into the overall frequency factor.  Severity is the estimate of the dollar amount per claim that will be paid based upon the amount of risk in default on each particular loan.  The severity factors used are based on an analysis of the severity rates of recently paid claims, applied to the risk in force of the loans currently in default.  The frequency and severity factors are updated quarterly.  Economic conditions and other data upon which these factors are based may change more frequently than once a quarter and the impact of the change may not be perceived immediately.  Therefore, significant changes in reserve requirements may become evident three or more months following the underlying events that would necessitate the change.

The estimation of loss reserves requires assumptions as to future events, and there are inherent risks and uncertainties involved in making these assumptions.  Economic conditions that have affected the development of loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree.  Furthermore, the current conditions of the economy and the mortgage market are substantially different than those we have witnessed before and, as such, we believe our estimates are susceptible to a large degree of variation.

The volume of the default risk in force is such that small changes in the factors utilized in our reserve methodology can have a significant impact on reported results.  During 2010, we decreased the overall frequency factor utilized in our reserve methodology by approximately 10%.  This 2010 decrease was precipitated by favorable development in our cure rates and rescission activity than those assumed in our reserve assumptions utilized at December 31, 2009.  At December 31, 2010, the average overall frequency factor implied in the reserve assumptions was 51% compared to 57% one year earlier.  The actual overall severity factor experienced in 2010 was essentially equal to the assumptions utilized at December 31, 2009.  At December 31, 2010 and 2009, the overall average severity implied in the reserve assumptions was 107% for the total book of business (we can pay greater than 100% of the covered risk due to interest and certain foreclosure costs that we are required to pay under the terms of our policies).  To provide a measure of the sensitivity on pre-tax income and the loss reserves carried on the balance sheet, we have provided the following table that quantifies the impact of reasonable percentage increases and decreases in the average overall frequency and severity factors as of December 31, 2010:

	Sensitivity Analysis
	Effect on Pretax Income from Changes in Assumptions
(dollars in thousands)	Decrease in Factors Resulting in an Increase in Pretax Income	Increase in Factors Resulting in a (Decrease) in Pretax Income

20% Increase (Decrease) in the Overall Frequency Factor Utilized in the Loss Reserve Model	$245,411	$(245,411)

5% Increase (Decrease) in the Overall Severity Factor Utilized in the Loss Reserve Model	$61,353	$(61,353)

Both a 20% Increase (Decrease) in the Overall Frequency Factor and a 5% Increase (Decrease) in the Overall Severity Factor Utilized in the Loss Reserve Model	$294,493	$(319,034)

The impact on loss reserves on the balance sheet would be to decrease reserves for favorable developments and to increase reserves for unfavorable developments.  There would be no impact on liquidity resulting from the change in reserves.  However, there would be an ultimate change in cash or invested assets equal to the increase or decrease in the actual claims ultimately paid related to the change in reserves. Based upon the last three years of both favorable and unfavorable loss development in an extremely depressed housing market and extended periods of high unemployment, we continue to believe a 20% increase or decrease in the overall frequency factor is reasonably possible.  We believe there is a greater propensity during 2011 for an increase rather than a decrease in the overall frequency factor given the current conditions and the reductions that we took in 2010.  Economic conditions that could give rise to an increase in the frequency rate could be a prolonged period of elevated unemployment rates, further deterioration in home prices especially in geographical areas that had previously been resistant to such downward trends, or increased cultural or social acceptance of strategic defaults.  Conversely, an improved housing market, additional loan modification or forgiveness programs by the Federal government or individual lenders, or a sustained period of economic and job growth could potentially decrease the frequency rate.

Our loss severity is ultimately limited by the coverage percentage on individual loans but can increase slightly from the current elevated levels.  We believe that a 5% increase or decrease in severity is possible based on potential changes in future economic conditions and past experience.  Any aspect that would affect our ability to sell the home of a borrower in default prior to foreclosure would affect our severity.  The most prominent of these would be the value of the underlying home. Another issue that can impact the severity is the length of time and the amount of effort required by a servicer to foreclose on a delinquent borrower and ultimately file a claim. Government and private industry programs designed to stem the level of foreclosures, such as HAMP, could also impact both frequency and severity and the impact of these programs would most likely have a positive effect on our severity and frequency factors.

We have noted that our loss reserves as well as our reported premium income have both been decreased based on the estimate of future rescissions in the existing default portfolio.  In general, a rescission occurs when we determine that fraud, misrepresentation or other specified violations, which we refer to collectively as underwriting violations, occurred in the origination of a loan.  When these violations are identified, insurance coverage from the date of issuance is voided and the entire previously paid premium is refunded.

During 2009 and 2010, we experienced a much higher level of rescission activity than in previous years. This activity has been concentrated in policies originated in 2006 and 2007.  We have also identified concentrations with specific lenders and by delivery channel.  We incorporate a factor in our computation of loss reserves to account for expected rescissions, based upon the status of our investigation of defaults in progress and our actual experience.  The effect of the rescission factor is to reduce the loss reserve by reflecting the probability that we may rescind coverage on a certificate.  During 2010, we increased our expectations about rescissions based upon the actual experience during that year which resulted in the lower overall frequency factor.  The rescission factor is a significant component of the overall frequency factor utilized in the calculation of our loss reserves and resulted in a reduction to our gross reserves of approximately $310 million at December 31, 2010 compared to $540 million at December 31, 2009.  In spite of the increase in the rescission factor, the impact of the expected rescissions in our reserve calculation was lower at December 31, 2010 than a year earlier.

We also account for the impact of expected rescissions on revenue by establishing an accrual for expected premium refunds.  In establishing this accrual, we consider the probability that a policy will be rescinded, which is consistent with the factor used in the calculation of loss reserves.  In estimating the impact of expected rescissions on loss reserves and premium income, we not only rely on recent historical experience, but also use a substantial amount of judgment.

While rescission activity has been significantly elevated in 2009 and 2010 from our historical experience, our recent level of rescission activity is not necessarily indicative of future trends. Furthermore, our ability to rescind a policy may be adversely impacted by legal challenges from policyholders of our right to rescind policies.  The increased level of rescission and claims denial activity by mortgage insurers has caused certain policyholders and loan servicers to institute legal actions to challenge the validity of rescissions and claim denials, and we are currently a defendant in one such proceeding.  See Item 3, “Legal Proceedings,” for further information.  We believe it is likely that other lenders and mortgage servicers will challenge the ability of mortgage insurers to rescind and deny coverage, including filing of additional lawsuits.  An adverse court decision against us or another mortgage insurer could set a precedent that has the effect of significantly restricting or limiting our ability to rescind policies or deny coverage of claims and require a corresponding decrease in our rescission factor.

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

Given our recurring losses from operations and the significant doubt regarding our ability to continue as a going concern, we may no longer have the ability to hold impaired assets for a sufficient time to recover their value.  As a result, effective December 31, 2008, we began recognizing an impairment loss on all securities that were in an unrealized loss position at year end and we continued that practice through 2010.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements relating to future plans, expectations and performance, which involve various risks and uncertainties, including, but not limited to, the following:

•
adverse economic conditions in the United States, a lack of significant recovery in home prices, and/or high unemployment levels could increase defaults and limit opportunities for borrowers to cure defaults or for us to mitigate losses, which could have an adverse material impact on our business or results of operations;

•
the possibility that the Department may take various actions regarding Triad if we do not operate our business in accordance with the Corrective Orders, including instituting receivership proceedings, which would likely eliminate all remaining stockholder value;

•	our ability to operate our business in and maintain a solvent run-off;
•	our ability to continue as a going concern;
•	if Triad is not permitted or is otherwise unable to provide funds to TGI, the available resources of TGI will be insufficient to satisfy future operating expenses;
•	our ability to rescind coverage or deny claims could be restricted or limited by legal challenges from policyholders and loan servicers;
•
our loss reserve estimates are subject to uncertainties and are based on assumptions that remain volatile in the housing and mortgage markets and, therefore, settled claims may be substantially different from our loss reserves;

•	we do not expect to realize benefits from rescissions at the levels that we have recently experienced;
•	if home prices remain depressed or continue to fall, additional borrowers may default and claims could be higher than anticipated;
•
if unemployment rates continue to rise or remain at elevated levels, especially in those areas that have already experienced significant declines in home prices, defaults and claims could be higher than anticipated;

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

•	the impact of pending and future litigation and regulatory proceedings, which may result in unexpected financial losses or gains;
•
our financial condition and performance in run-off could be affected by legislation adopted in the future impacting the mortgage industry, the GSEs specifically, or the financial services industry in general;

•	if the GSEs or our lender customers choose to cancel the insurance on policies that we insure, our financial performance in run-off could be adversely affected;
•
if we have failed to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to reimburse lenders for the losses incurred on those loans that we underwrote or face other remedies;

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item 7A is not required to be provided by issuers that satisfy the definition of "smaller reporting company" under SEC rules.

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

As of December 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, management has concluded that disclosure controls and procedures as of December 31, 2010 were effective in ensuring that material information required to be disclosed in this Form 10-K was recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control over Financial Reporting

There have been no changes in Triad Guaranty Inc.’s internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (3) provide reasonable assurance that our receipts and expenditures are being made in accordance with authorization of our management and directors; and (4) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements. Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices) and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, management determined that, as of December 31, 2010, we maintained effective internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that exclude “smaller reporting companies,” such as us, from this requirement.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information called for by this Item is included in our Proxy Statement for the 2011 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” and is incorporated herein by reference.

For information regarding our executive officers, reference is made to the section entitled “Executive Officers of the Registrant and its Primary Subsidiaries” in Part I, Item 1 of this Report.

Code of Ethics

The Board of Directors has adopted a Code of Ethics for our principal executive and senior financial officers, which is available at our website at:  http://www.triadguaranty.com.  This Code of Ethics supplements our Code of Conduct applicable to all employees and directors and is intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws as well as other matters.

To the extent permissible under applicable law, the rules of the SEC or applicable listing standards, we also intend to post on our website any waiver of or amendment to the Code of Ethics that requires disclosure under applicable law, SEC rules or applicable listing standards.

Item 11.  Executive Compensation

Information called for by this Item is included in our Proxy Statement for the 2011 Annual Meeting of Stockholders under the headings “Executive Compensation” and “2010 Director Compensation,” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by this Item is included in our Proxy Statement for the 2011 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Principal Holders of Common Stock,” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information called for by this Item is included in our Proxy Statement for the 2011 Annual Meeting of Stockholders under the headings “Certain Transactions” and “Corporate Governance,” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information called for by this Item is included in our Proxy Statement for the 2011 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fee Information,” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1) and (2) Financial Statements and Financial Statement Schedules – The response to this portion of Item 15 is submitted as a separate section of this report and is incorporated herein by reference.

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

Triad Guaranty Inc

March 18, 2011	By:	/s/ Kenneth W. Jones
Kenneth W. Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of March, 2011, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ William T. Ratliff, III	Chairman of the Board
William T. Ratliff, III

/s/ Kenneth W. Jones	President and Chief Executive Officer
Kenneth W. Jones	(Principal Executive Officer and Principal Financial Officer)

/s/ Kenneth S. Dwyer	Vice President and Chief Accounting Officer
Kenneth S. Dwyer	(Principal Accounting Officer)

/s/ H. Lee Durham, Jr.	Director
H. Lee Durham, Jr.

/s/ Deane W. Hall	Director
Deane W. Hall

/s/ David W. Whitehurst	Director
David W. Whitehurst

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) and (2), (3), (b), and (c)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
INDEX TO EXHIBITS
CONSOLIDATED FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
CERTAIN EXHIBITS
YEAR ENDED DECEMBER 31, 2010
TRIAD GUARANTY INC.
WINSTON-SALEM, NORTH CAROLINA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

(Item 15(a) (1) and (2))

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	50
Consolidated Balance Sheets at December 31, 2010 and 2009	51
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2010	52
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for each of the two years in the period ended December 31, 2010	53
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2010	54
Notes to Consolidated Financial Statements	55
Financial Statement Schedules
Schedules at and for each of the two years in the period ended December 31, 2010
Schedule I — Summary of Investments — Other Than Investments in Related Parties	73
Schedule II — Condensed Financial Information of Registrant	74
Schedule IV — Reinsurance	80

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Triad Guaranty Inc.

We have audited the accompanying consolidated balance sheets of Triad Guaranty Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Guaranty Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Triad Guaranty Inc. will continue as a going concern.  As more fully described in Note 2 to the consolidated financial statements, the Company is operating the business in run-off under Corrective Orders with the Illinois Department of Insurance and has reported a stockholders’ deficiency in assets at December 31, 2010.  These conditions raise substantial doubt about Triad Guaranty Inc.’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The 2010 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 18, 2011

TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except per share data)	2010	2009

ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $777,545 and $738,149)	$812,335	$784,830
Short-term investments	39,561	26,651
Total invested assets	851,896	811,481
Cash and cash equivalents	38,762	21,839
Accrued investment income	8,243	9,048
Property and equipment, at cost less accumulated depreciation ($19,575 and $18,191)	2,136	3,515
Reinsurance recoverable, net	40,806	233,499
Other assets	49,782	45,444
Total assets	$991,625	$1,124,826

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Losses and loss adjustment expenses	$1,060,036	$1,537,043
Unearned premiums	9,057	12,153
Long-term debt	-	34,540
Deferred payment obligation including accrued interest	415,657	168,386
Accrued interest on long-term debt	-	2,476
Accrued expenses and other liabilities	93,075	76,586
Total liabilities	1,577,825	1,831,184
Commitments and contingencies - Notes 5 and 15
Stockholders' deficit:
Preferred stock, par value $0.01 per share --- authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share --- authorized 32,000,000 shares; issued and outstanding 15,258,128 shares	153	153
Additional paid-in capital	114,084	113,848
Accumulated other comprehensive income, net of income tax liability of $16,575	18,609	30,782
Accumulated deficit	(719,046)	(851,141)
Deficit in assets	(586,200)	(706,358)
Total liabilities and stockholders' deficit	$991,625	$1,124,826

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2010	2009

Revenue:
Premiums written:
Direct	$216,016	$217,012
Ceded	(15,438)	(40,872)
Net premiums written	200,578	176,140
Change in unearned premiums	2,838	3,518
Earned premiums	203,416	179,658

Net investment income	38,774	44,133
Net realized investment gains	12,516	1,354
Other income	23	12,666
	254,729	237,811

Losses and expenses:
Net losses and loss adjustment expenses	109,633	807,627
Interest expense, including interest on the deferred payment obligation	11,763	6,034
Other operating expenses	30,878	35,911
	152,274	849,572
Income (loss) before income tax benefit and extraordinary item	102,455	(611,761)
Income tax benefit:
Current	-	(2,818)
Deferred	-	(13,311)
	-	(16,129)
Income (loss) before extraordinary item	102,455	(595,632)
Extraordinary item - gain from repurchase and retirement of long-term debt	29,640	-
Net income (loss)	$132,095	$(595,632)

Income (loss) per common and common equivalent share:
Diluted income (loss) per share before extraordinary item	$6.76	$(39.70)
Diluted income per share for extraordinary item	$1.96	$-
Diluted income (loss) per share	$8.72	$(39.70)

Shares used in computing income (loss) per common and common equivalent share:
Diluted	15,151,547	15,002,275

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

(dollars in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total

Balance at January 1, 2009	151	112,629	6,063	(255,509)	(136,666)
Net loss	-	-	-	(595,632)	(595,632)
Other comprehensive income-net of tax
Change in unrealized gains on investments	-	-	24,719	-	24,719
Other comprehensive income					24,719
Comprehensive loss					(570,913)
Share-based compensation	-	1,221	-	-	1,221
Tax effect of exercise of non-qualified stock options and vesting of restricted stock	-	-	-	-	-
Net issuance of restricted stock under stock incentive plan	2	(2)	-	-	-
Balance at December 31, 2009	153	113,848	30,782	(851,141)	(706,358)
Net income	-	-	-	132,095	132,095
Other comprehensive loss-net of tax
Change in unrealized gains on investments	-	-	(12,173)	-	(12,173)
Other comprehensive loss					(12,173)
Comprehensive income					119,922
Share-based compensation	-	236	-	-	236
Balance at December 31, 2010	$153	$114,084	$18,609	$(719,046)	$(586,200)

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
(dollars in thousands)	2010	2009

Operating activities
Net income (loss)	$132,095	$(595,632)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	(480,103)	345,493
Accrued expenses and other liabilities	16,489	49,605
Deferred payment obligation	247,271	168,386
Income taxes recoverable	-	(10,473)
Reinsurance, net	192,693	(83,363)
Accrued investment income	805	1,467
Gain on repurchase of long-term debt	(29,640)	-
Net realized investment gains	(12,516)	(1,354)
Provision for depreciation	1,445	2,402
Premium amortization on investments	(410)	(1,812)
Deferred income taxes	-	(13,311)
Prepaid federal income taxes	-	15
Real estate acquired in claim settlement, net of write-downs	-	713
Accrued interest payable	(2,476)	1,201
Other assets	(8,015)	392
Other operating activities	220	1,361
Net cash provided by (used in) operating activities	57,858	(134,910)

Investing activities
Securities available-for-sale:
Purchases – fixed maturities	(469,283)	(182,251)
Sales – fixed maturities	297,295	215,645
Maturities – fixed maturities	148,248	67,781
Sales – equities	2	762
Purchases of other investments	686	(873)
Net (increase) decrease in short-term investments	(12,911)	13,915
Property and equipment	(66)	1,830
Net cash (used in) provided by investing activities	(36,029)	116,809

Financing activities
Repurchase of long-term debt	(4,906)	-
Net cash used in financing activities	(4,906)	-

Net change in cash and cash equivalents	16,923	(18,101)
Cash and cash equivalents at beginning of year	21,839	39,940
Cash and cash equivalents at end of year	$38,762	$21,839

Supplemental schedule of cash flow information
Cash paid during the period for:
Income taxes	$-	$7,721
Interest	$2,766	$2,766

See accompanying notes.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1.  Accounting Policies

Business

Triad Guaranty Inc. (“TGI”) is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”), is a nationwide mortgage insurer pursuing a run-off of its existing in-force book of business.  Unless the context requires otherwise, references to “Triad” in these financial statements refer to the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”).  References to the “Company” refer collectively to the operations of TGI and Triad.  Mortgage guaranty insurance allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market and protects lenders from credit default-related expenses.  Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating its business in run-off under two Corrective Orders issued by the Illinois Department of Insurance (the “Department”).  As used in these financial statements, the term "run-off" means writing no new mortgage guaranty insurance policies, but continuing to service existing policies.  Servicing existing policies includes: billing and collecting premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate our loss; reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the two Corrective Orders issued by the Department.  The term “settled,” as used in these financial statements in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by our policyholders.  Prior to June 1, 2009, valid claims were settled solely by a cash payment.  Effective on and subsequent to June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”), as discussed further in this Note 1.  The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, and include restrictions on the payment of claims.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which vary in some respects from statutory accounting principles (“SAP”) which are prescribed or permitted by the various state insurance departments in the United States.

Consolidation

The consolidated financial statements include the amounts of TGI and its wholly owned subsidiary, TGIC, including TGIC’s wholly-owned subsidiary, TGAC.  Triad Re Insurance Corporation (“Triad Re”) was a wholly-owned subsidiary of Triad which was liquidated during the fourth quarter of 2009.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investments

All fixed maturity securities are classified as “available-for-sale” and are carried at fair value. Unrealized gains on available-for-sale securities, net of tax, are reported as a separate component of accumulated other comprehensive income. Due to the Company operating in run-off under the supervision by the Department and the uncertainty around the Company’s ability to continue as a going concern, the Company is no longer in a position to retain a security until it recovers value; accordingly, the Company recognizes an impairment loss on all securities for which the fair value is less than the amortized cost at the balance sheet date.  Fair value generally represents quoted market value prices for securities traded in the public market, prices analytically determined using bid or closing prices for securities not regularly traded in the public marketplace, and pricing models that utilize expected cash flows and other analytical factors.  Realized investment gains or losses are determined on a specific identification basis.

Short-term investments are defined as highly liquid investments, both readily convertible to known amounts of cash and having maturities of twelve months or less upon acquisition by the Company, and are not used to fund operational cash flows of the Company.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less that are used to fund operational cash flow needs.

Other Income

Other income in 2009 primarily represents the gain recognized on the sale of the rights to the mortgage insurance operating system and certain hardware to Essent Guaranty, Inc. (“Essent”).  The gain recognized reflects the guaranteed sales price; future contingent consideration was not considered in calculating the gain.

Property and Equipment

The Company periodically reviews the carrying value of its long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.  For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Property and equipment is recorded at cost and is depreciated principally on a straight-line basis over the estimated useful lives, generally three to five years, of the depreciable assets. Property and equipment primarily consists of computer hardware, software, furniture, and equipment. Certain assets relating to the mortgage insurance operating platform along with computer hardware to support it were sold to Essent in the fourth quarter of 2009.

Loss and Loss Adjustment Expense Reserves

Reserves are provided for the estimated costs of settling claims on loans reported in default and loans in default that are in the process of being reported to the Company. Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. Loss reserves are established by management using a process that incorporates various components in a model that gives effect to current economic conditions and segments defaults by a variety of criteria.  The criteria include, among others, policy year, combined loan-to-value ratios, number of payments missed, and default status (bankruptcy, foreclosure, claim expected, etc.).  The Company also incorporates in the calculation of loss reserves the probability that a policy may be rescinded for underwriting violations.

Frequency and severity are the two most significant assumptions in the establishment of the Company’s loss reserves.  Frequency is used to estimate the ultimate number of paid claims associated with the current defaulted loans, which the Company defines as insured loans that are reported to be in excess of two mortgage payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two mortgage payments in arrears and have not been brought current.  The frequency estimate assumes that long-term historical experience, taking into consideration criteria such as those described in the preceding paragraph, and adjusted for current economic conditions that the Company believes will significantly impact the long-term loss development, provides a reasonable basis for forecasting the number of claims that will be paid.  An important determinant of the overall frequency factor is the Company’s estimate of the number and amount of reported defaults that we anticipate will be rescinded due to fraud, misrepresentation, or program violations that occurred at the loan origination.  Severity is the estimate of the dollar amount per claim that will be paid.  The severity factors are estimates of the percent of the risk in force that will be paid.  The severity factors used are based on an analysis of the severity rates of recently paid claims, applied to the risk in force of the loans currently in default. The frequency and severity factors are updated quarterly.

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

Reinsurance

Certain premiums and losses are ceded to other insurance companies under various reinsurance agreements. Reinsurance premiums, loss reimbursement, and reserves related to reinsurance business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company may receive a ceding commission in connection with ceded reinsurance. If so, the ceding commission is earned on a monthly pro rata basis in the same manner as the premium and is recorded as a reduction of other operating expenses.

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

Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves required under SAP. Generally, the amounts so deducted must be included in taxable income in the tenth subsequent year. This deduction is allowed only to the extent that non-interest bearing United States Mortgage Guaranty Tax and Loss Bonds (“Tax and Loss Bonds”) are purchased and held in an amount equal to the tax benefit attributable to such deduction.   As a result of operating losses incurred through 2009, the previously established contingency reserve on a SAP basis was completely released earlier than the originally scheduled ten years.  Accordingly, the previously purchased Tax and Loss Bonds associated with the contingency reserve release were redeemed.

The Company uses the provisions of ASC 740, Income Taxes (“ASC 740”) to account for and report tax positions taken or expected to be taken in its tax return that directly or indirectly affect amounts reported in its financial statements, including the accounting and disclosure for uncertainty in tax positions.

If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of those assets that are not expected to be realized.  At December 31, 2010, the Company established a valuation allowance of approximately $304.0 million against a $317.0 million deferred tax asset.  Based upon a review of the Company's anticipated future taxable income, including all other available evidence, both positive and negative, the Company concluded that it is more likely than not that the $317.0 million of the gross deferred tax assets, net of $13.0 million of deferred tax liabilities, will not be realized.

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

Cancellation of a policy generally results in the unearned portion of the premium paid being refunded to the policyholder. However, many of the annual paying policies are paid by the lender and are non-refundable. The cancellation of one of these lender-paid policies would impact earned premium through the recognition as income of the unearned premium reserve at the time of the cancellation. The amounts earned through the cancellation of annual paying policies are not significant to earned premium.  Through the claim and default investigation process, the Company has rescinded coverage on an increasing number of insurance policies due to fraud or misrepresentation by the borrower or program violations by the lender at origination.  The Company records an accrual to recognize the anticipated premium refunds due to future rescissions embedded in the existing default portfolio.

Share-Based Compensation

The Company utilizes the provisions of ASC 715, Compensation – Retirement Benefits (“ASC 715”) in the accounting for “share-based” compensation to employees and non-employee directors.  ASC 715 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.  See Note 10 for further information related to share-based compensation expense.

Earnings (Loss) Per Share (“EPS”)

Basic and diluted EPS are based on the weighted-average daily number of shares outstanding.  In computing diluted EPS, only potential common shares that are dilutive – those that reduce EPS or increase loss per share – are included.  Exercises of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported.  For the year ended December 31, 2010, the denominator used to calculate diluted EPS includes the dilutive effects of unvested restricted stock on 929 weighted-average shares outstanding.  Therefore, because there is no material dilutive effect for the year ended December 31, 2010, the basic and diluted EPS are the same.  For the year ended December 31, 2009, the basic and diluted EPS denominators are the same weighted-average daily number of shares outstanding.  Therefore, because the Company reported a loss from operations in 2009, the basic and diluted EPS are the same.  The numerator used in both the basic EPS and diluted EPS calculation is the gain or loss reported for the period represented.  The extraordinary item contributed $1.96 per share to basic and diluted EPS for the year ended December 31, 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  For the Company, other comprehensive income (loss) is normally composed of unrealized gains or losses on available-for-sale securities, net of income taxes.  For the year ended December 31, 2010, no income tax expense or benefit was allocated to other comprehensive income, as the Company's unrealized gain resulted in a direct reduction to the valuation allowance recorded against its deferred tax assets.  Effective with the issuance of the first Corrective Order, the Company no longer has the ability to hold securities in an unrealized loss position until such time that the securities recover in value or mature due to the possibility that Illinois law may require the Department to seek receivership if the corrective plan were deemed ineffective.  Thus, any security with a fair value less than the book value at the balance sheet date is considered to be other-than-temporarily impaired and the loss is recognized as a realized loss in the Statements of Operations.  The components of comprehensive income (loss) for the years ended December 31, 2010 and 2009 are displayed in the following table, along with the related tax effects:

	Year Ended December 31,
(dollars in thousands)	2010	2009

Unrealized gain arising during the period, before taxes	$343	$39,384
Income tax expense	-	(13,784)
Unrealized gain arising during the period, net of taxes	343	25,600
Less reclassification adjustment:
Gain realized in operations	12,516	1,354
Income tax expense	-	(473)
Reclassification adjustment for losses realized in operations	12,516	881
Change in unrealized losses on investments	(12,173)	(24,719)
Other comprehensive income (loss)	(12,173)	24,719

Extraordinary Item

During July 2010, TGI repurchased and retired the entire $35.0 million par value of its 7.90% Notes due January 15, 2028 (the “Notes”) for an aggregate purchase price of approximately $4.9 million.  In accordance with the provisions of ASC 225-20, Extraordinary and Unusual Items (“ASC 225-20”), the Company recognized an extraordinary gain on the repurchase and retirement of approximately $29.6 million in 2010. The extraordinary gain is reported net of income tax expense of zero as the income tax expense on the gain was completely offset by a reduction in the valuation allowance.  See Note 6 below for a detailed explanation of the tax treatment.

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

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”).  ASU 2010-09 amends FASB ASC Subtopic 855-10, Subsequent Events, to remove the requirement for a company that makes filings with the Securities and Exchange Commission (the “SEC”) to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  This change alleviates potential conflicts between ASC Subtopic 855-10 and the SEC’s requirements.  The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial condition and results of operations.

Effective March 31, 2010, the Company adopted ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.  ASU 2010-06 amends Codification Subtopic 820-10 to now require that (1) a reporting entity must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company has presented the necessary disclosures herein in Note 11, “Fair Value Measurement.”

2.  Going Concern

The Company has prepared its financial statements that are presented in this annual report on Form 10-K on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to the Company's ability to continue as a going concern.  This uncertainty is based on, among other things, the possible inability of Triad to comply with the provisions of the Corrective Orders, the Company's significant losses from operations in prior years and the lack of any meaningful new business over the last two years.  The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

The financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders were prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department.  The primary differences between GAAP and SAP for Triad at December 31, 2010 were the methodology utilized for the establishment of reserves and the reporting requirements relating to the DPO stipulated in the second Corrective Order.  A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP.  A deficiency in policyholders’ surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP.  A deficit in assets is not necessarily a measure of insolvency.  However, the Company believes that if Triad were to report an other-than-temporary deficiency in policyholders’ surplus under SAP, Illinois law may require the Department to seek receivership of Triad, which could lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.  The second Corrective Order attempts to mitigate the possibility of a deficiency in policyholders’ surplus by providing for the settlement of claims 60% in cash and 40% in the form of a DPO, which is accounted for as a component of policyholders’ surplus under SAP, and by providing estimated reserves for loan losses only for the settlement of claims that will be paid in cash.

The Company incurred significant operating losses in prior years which contributed to a deficit in assets under GAAP of $586.2 million at December 31, 2010.  The deficit in assets is primarily the result of a large number of policies in default and the established loss reserve.  Contributing to the defaults and claims have been declines in U.S home prices, particularly in certain distressed markets, tightened credit markets, high and persistent unemployment, and the overall impact of the economic downturn in the United States.  Additionally, the Company is unable to offset these operating losses with revenue from new, potentially more profitable, business as Triad is operating in run-off under two Corrective Orders issued by the Department and can no longer issue commitments for new insurance.

As noted above, effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a DPO.  Absent the accounting treatment required by the recording of the DPO, Triad would have reported a deficiency in policyholders’ surplus of $592.9 million at December 31, 2010.  Payment of the interest and the DPO will be subject to Triad’s future financial performance and will require approval of the Department.  Failure to comply with the provisions of the Corrective Orders could result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  Any actions like this could lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.  The ability to successfully comply with the Corrective Orders and maintain statutory solvency by management is unknown at this time and is dependent upon many factors, including improved macroeconomic conditions in the United States.

3.  Investments

The cost or amortized cost, gross unrealized gains and losses, and the fair value of investments at December 31, 2010 and 2009 are as follows:

	December 31, 2010
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
Fixed maturity securities:
U. S. government and agency securities	$42,650	$774	$-	$43,424
Foreign government securities	14,226	110	-	14,336
Corporate debt	508,198	24,197	-	532,395
Residential mortgage-backed	64,900	3,041	-	67,941
Commercial mortgage-backed	21,954	2	-	21,956
Asset-backed bonds	38,378	1,347	-	39,725
State and municipal bonds	87,239	5,319	-	92,558
Subtotal, fixed maturities	777,545	34,790	-	812,335
Short term investments	39,561	-	-	39,561
Total securities	$817,106	$34,790	$-	$851,896

	December 31, 2009
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
Fixed maturity securities:
U. S. government and agency securities	$24,957	$303	$-	$25,260
Foreign government securities	9,991	311	-	10,302
Corporate debt	468,998	32,001	-	500,999
Residential mortgage-backed	102,392	5,014	-	107,406
Asset-backed bonds	36,844	2,548	-	39,392
State and municipal bonds	94,967	6,504	-	101,471
Subtotal, fixed maturities	738,149	46,681	-	784,830
Short term investments	26,650	1	-	26,651
Total securities	$764,799	$46,682	$-	$811,481

Other securities with a fair value of $6.4 million and $10 million at December 31, 2010 and 2009, respectively, are held in trust and are included in Other Assets on the Company’s Consolidated Balance Sheets.  Unrealized gains on these securities were $393,000 and $674,000 at December 31, 2010 and 2009, respectively.

The amortized cost and estimated fair value of investments in fixed maturity securities, at December 31, 2010, are summarized by stated maturity as follows:

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Fair Value

Maturity:
One year or less	$53,997	$54,882
After one year through five years	395,920	415,352
After five years through ten years	213,710	220,882
After ten years	113,918	121,219
Total	$777,545	$812,335

Actual and expected maturity for certain securities may differ from stated maturity due to call and prepayment provisions.

Realized Gains (Losses) Related to Investments

The details of net realized investment gains (losses) including other-than-temporary impairments are as follows:

	Year Ended December 31,
(dollars in thousands)	2010	2009

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$17,181	$7,087
Gross realized losses	(4,660)	(5,820)
Equity securities:
Gross realized gains	23	71
Gross realized losses	-	(111)
Foreign currency gross realized gains	-	85
Other investment (losses) gains	(28)	42
Net realized gains	$12,516	$1,354

Gross realized gains in 2010 reflect sales of selected securities in an effort to extend the average maturity of the investment portfolio while the realized gains in 2009 were primarily attributable to the sale of previously-impaired securities. Gross realized losses in 2010 and 2009 were primarily attributable to the write downs of other-than-temporarily impaired securities.

Major categories of the Company’s net investment income are summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2010	2009

Income:
Fixed maturities	$39,032	$44,563
Preferred stocks	-	14
Cash, cash equivalents and short-term investments	334	659
	39,366	45,236
Expenses	(592)	(1,103)
Net investment income	$38,774	$44,133

At December 31, 2010 and 2009, investments with an amortized cost of $8.8 million and $8.7 million, respectively, were on deposit with various state insurance departments to satisfy regulatory requirements.  At December 31, 2010 and 2009, investments with an amortized cost of $394.2 million and $154.4 million, respectively, and a market value of $415.2 million and $168.7 million, respectively, were supporting our DPO as required pursuant to the second Corrective Order.

4.  Reserve for Losses and LAE

Activity for the reserve for losses and LAE during 2010 and 2009 is summarized as follows:

(dollars in thousands)	2010	2009

Balance at January 1,	$1,537,043	$1,187,840
Less: reinsurance recoverables, gross	(229,206)	(156,837)
	1,307,837	1,031,003
Incurred losses and loss adjustment expenses net of reinsurance recoveries (principally in respect of default notices received in):
Current year	336,275	719,666
Deficiency (redundancy) on prior years	(226,642)	87,961
Total incurred losses and loss adjustment expenses	109,633	807,627
Loss and loss adjustment expense payments net of recoveries (principally in respect of default notices received in):
Current year	61,730	40,085
Prior years	516,636	490,708
Total loss and loss adjustment expense payments	578,366	530,793
Impact of captive commutation	(188,657)	-
Total loss and loss adjustment expense payments, net	389,709	530,793
Net ending balance at December 31,	1,027,761	1,307,837
Reinsurance recoverables, gross	32,275	229,206
Balance at December 31,	$1,060,036	$1,537,043

The foregoing reconciliation indicates a redundancy developed during 2010 based upon the reserve for losses and LAE recorded as of December 31, 2009.  During 2009, the Company reported a deficiency in the recorded reserve based upon the reserves established as of December 31, 2008. The redundancy and deficiency are reflective of the extreme volatility in the mortgage and housing markets over the last two years.

The Company provided reserves on reported defaults using assumptions that estimate the projected “frequency” (percentage of defaults that will ultimately be paid as claims) and “severity” (percentage of our exposure on each individual default that will ultimately be paid as a claim).  The Company’s estimates utilized in the reserve process for frequency and severity are impacted by historical trends adjusted for changing market conditions.  Actual cure and rescission rates experienced that are higher than those anticipated can lead to better than expected loss development and to a redundancy in the prior loss reserves.  Declines in home prices at a faster rate than anticipated, the impact of a prolonged high unemployment rate, an unanticipated slowdown of the overall economy, or social and cultural changes that lead to increased acceptance of mortgage defaults (even when the borrower has the ability to pay) can negatively impact the actual frequency and severity realized compared to the levels anticipated in the reserve assumptions at the beginning of the year.  A negative impact to frequency and severity can lead to adverse development, which would result in a deficiency.  Changes in the frequency and severity factors are accounted for as a change in accounting estimate and are reported as an expense or benefit in the year in which external factors caused the change in assumptions.

During 2010, the Company experienced better actual cure activity, partially due to HAMP and other loan modification programs, than that assumed in our reserve factors at December 31, 2009.  In addition, rescissions during 2010 were higher than reflected in the reserve factors at December 31, 2009.  Both of the positive results contributed to the redundant reserve development during 2010.  The reserve factors at December 31, 2010, reflect cure and rescission activity, among other items, experienced in 2010.

During 2009, a deficiency developed on the prior year reserves as rising unemployment and significant declines in home prices increased both the frequency that defaults transitioned to paid claims, as well as the severity of claims, compared to the expectations at the beginning of the year.  The deficiency reflected the actual development of the defaults during the year as well as the change in reserves from re-estimating the ultimate losses on the defaults remaining in inventory from the prior year.

5.  Commitments

The Company leases its office facilities and equipment under operating leases. Net rental expense for all leases was $0.4 million for 2010 and $0.6 million for 2009.  During 2009, the accrual for abandoned lease expense in connection with entering into run-off was adjusted by approximately $0.4 million as tenants were identified for the abandoned space earlier than originally anticipated.  Net rental expense for both years reflects this adjustment as well as the amounts collected from other tenants which the Company sublets.  Future minimum payments under non-cancellable operating leases, excluding amounts from tenants that sublet from the Company, at December 31, 2010 are as follows:

December 31,
(dollars in thousands)	2010

2011	$1,335
2012	1,239
2013	-
2014	-
Thereafter	-
$2,574

The Company leases facilities for its corporate headquarters under an operating lease that is scheduled to expire in November 2012.  Approximately 55% of the office lease space has been sublet to Essent at the same rate paid by Triad.  The Company remains primarily liable for the full amounts under the existing lease.

6.  Federal Income Taxes

Income tax benefit differed from the amounts computed by applying the Federal statutory income tax rate to income before taxes as follows:

	Year Ended December 31,
(dollars in thousands)	2010	2009

Income tax expense (benefit) computed at statutory rate	$46,233	$(214,116)
(Decrease) increase in taxes resulting from:
Tax-exempt interest	(1,371)	(1,806)
Valuation allowance	(44,864)	204,373
Other	2	(4,580)
Income tax benefit	$-	$(16,129)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

(dollars in thousands)	2010	2009

Deferred tax assets
Unearned premiums	$1,930	$2,084
Impairments on securities	5,621	7,229
Losses and loss adjustment expenses	161,871	248,398
Net operating loss carryforwards and other credits	143,081	104,883
Other	4,511	4,380
Total deferred tax assets	317,014	366,974
Valuation allowance	(303,976)	(349,708)
Net deferred tax assets	13,038	17,266

Deferred tax liabilities
Unrealized investment gains	12,314	16,575
Other	724	691
Total deferred tax liabilities	13,038	17,266
Net deferred tax liability	$-	$-

The Company cannot determine that any of its deferred tax assets will result in future tax benefits with any degree of certainty; therefore, a valuation allowance was established for the portion of these assets that are not currently expected to be realized.  At December 31, 2010, the Company established a valuation allowance of approximately $304.0 million against a $317.0 million deferred tax asset.  Based upon a review of the Company's anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company concluded that it is more likely than not that the $317.0 million of the gross deferred tax assets, net of $13.0 million of deferred tax liabilities, will not be realized.

As of December 31, 2010, the Company had a net operating loss ("NOL") carryforward on a regular tax basis of approximately $409.3 million.  Of this amount, if it remains unused, $195.3 million expires in 2028, $88.2 million expires in 2029, and $125.8 million in 2030. The amount and timing of realizing the benefit of NOL carryforwards depends on future taxable income and limitations imposed by tax laws.  The benefit of the NOL carryforward has not been recognized in the consolidated financial statements.

In September  2010, TGI adopted a Tax Benefits Preservation Plan (“Plan”) to help protect its ability to recognize certain potential tax benefits in future periods from net operating loss carryforwards and tax credits, as well as any net operating losses that may be generated in future periods (the “Tax Benefits”).  Section 382 of the Internal Revenue Code limits the ability of a company to take advantage of Tax Benefits when an ownership change occurs.  In general, an “ownership change” under Section 382 occurs if there is a cumulative percentage change in the Company’s ownership by certain stockholders over a rolling three-year period.  The Plan is designed to reduce the likelihood that the Company will experience an ownership change.  In connection with the adoption of the Plan, the Company declared a dividend of one preferred stock purchase right (“Rights”), for each outstanding share of its common stock to holders of record on September 27, 2010.  Subject to certain exceptions, the Rights generally are not exercisable until certain stockholders increase their ownership in the Company in excess of certain percentages.  The Plan approved by the Board of Directors was effective immediately and will ultimately be subject to stockholder approval at the Company’s 2011 annual meeting of stockholders.

During 2009, the Internal Revenue Service ("IRS") completed an examination of the Company's 2007, 2006 and 2005 federal returns.  In connection with the examination, the IRS assessed a total of $7.7 million of AMT.  The Company recorded this assessment as a current tax expense of $5.5 million in 2008 and as an additional $2.2 million in 2009 with the payment made in 2009.  The Worker, Homeownership and Business Assistance Act of 2009, which was passed by Congress in November 2009, among other things, extends the period for which NOL can be carried back to recover previous taxes paid from two years to five years.  The Company filed an NOL Carryback with the IRS in the fourth quarter of 2010 seeking all of the AMT previously paid as well as $4.0 million of regular taxes paid from tax years 2005 and 2006.  In the first quarter of 2011, the Company received the $11.7 million that had been recorded as a recoverable plus interest of approximately $0.2 million for a total of $11.9 million.

7.  Insurance in Force, Dividend Restriction, and Statutory Results

The following table represents the percentage of gross Primary risk in force by state as of December 31, 2010 and December 31, 2009.

	Gross Primary Risk in Force %
	December 31,
Top Ten States	2010	2009

Florida	9.9%	10.5%
Texas	8.7%	8.5%
California	7.9%	8.5%
North Carolina	5.2%	5.1%
Illinois	4.4%	4.2%
Georgia	4.4%	4.2%
Arizona	3.8%	4.1%
Virginia	3.5%	3.4%
New Jersey	3.5%	3.2%
Pennsylvania	3.3%	3.2%
	54.6%	54.9%

Approximately 55% of the Company’s Primary risk in force was concentrated in ten states at December 31, 2010 and 2009, respectively.  The distressed markets, which collectively represent approximately 24% and 25%, respectively, of our direct Primary risk in force as of December 31, 2010 and 2009, have been impacted disproportionately by home price depreciation as compared to the rest of the United States.  The Company has experienced substantial increases in the default rate in the distressed markets during 2009 and 2010 and the Company believes this is partially attributable to home price depreciation.

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

•	Require Triad to obtain prior written approval from the Department before entering into certain transactions with unaffiliated parties;
•	Require that all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by recording a DPO;
•	Require the accrual of simple interest on the DPO at the same average net rate earned by Triad’s investment portfolio; and
•
Require that loss reserves in financial statements prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department be established to reflect the cash portion of the estimated claim settlement but not the DPO.

The DPO is an interest bearing subordinated obligation of Triad with no stated repayment terms.  The requirement to settle claims with both the payment of cash and issuance of a DPO became effective on June 1, 2009.  At December 31, 2010, the recorded DPOs, which included accrued interest of $12.4 million, amounted to $415.7 million or 47% of total cash and invested assets.   The recording of a DPO does not impact reported settled losses as these are reported as the entire amount of a claim in the Company’s statements of operations.  The accounting treatment for the recording of the DPO on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus; accordingly, any repayment of the DPO or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.  However, in these financial statements prepared in accordance with GAAP, the DPO and related accrued interest are reported as a liability.

Triad reported a net loss calculated under SAP of $143.6 million for 2010 compared to $581.2 million for 2009 and policyholders’ surplus of $225.9 million and $122.8 million, respectively, at December 31, 2010 and December 31, 2009.  At December 31, 2010, the cumulative effect of the DPO requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves, was to increase statutory policyholders’ surplus by $818.8 million over the amount that would have been reported absent the second Corrective Order.  The cumulative increase to statutory policyholders’ surplus attributable to the DPO requirement was $720.6 million at December 31, 2009. There is no such impact to loss reserves or stockholders’ deficit calculated on a GAAP basis.

The second Corrective Order provides financial thresholds, specifically regarding the statutory risk-to-capital ratio and the level of statutory policyholders’ surplus that, if met, may indicate that the Department should reduce the DPO percentage and/or require distributions to DPO holders.  The second Corrective Order specifically required that the Department consider whether such changes should be made or payments allowed prior to December 31, 2010. In December 2010, Triad was notified by the Department that based upon Triad’s surplus position, risk-to-capital ratio and the continued economic uncertainty, the Department had determined that it was inappropriate to reduce the DPO percentage or require Triad to make a distribution to the DPO holders.

The Company's previous losses from operations on a SAP basis had generated a declining policyholders’ surplus position through the first quarter of 2010.  Subsequently, policyholders’ surplus has increased due primarily to the second Corrective Order and the impact of the DPO).  The growth in policyholders’ surplus for SAP purposes has lessened the likelihood that Triad will be placed into conservatorship or liquidated.  However, there remains substantial doubt about the Company's ultimate ability to pay all or a portion of the DPO and related interest and continue as a going concern.  The Company's consolidated financial statements do not include any adjustments that reflect the financial risks of Triad entering receivership proceedings and assume that it will continue as a going concern.

8.  Employee Benefit Plans

Most of the Company’s employees are eligible to participate in its 401(k) Profit Sharing Plan.  Under the plan, employees are automatically enrolled to contribute 4% of their salary unless they elect to not participate or to participate at a different contribution level.  For the year ended December 31, 2010, employees may contribute up to 25% of their annual compensation, up to a maximum of $16,500, with an additional $5,500 contribution available to those individuals who have reached the age of 50.  The Company makes a matching contribution on behalf of each participating employee equal to 100% of the first 3% of the employee's deferred salary, plus 50% of the employee's deferred salary greater than 3% but not exceeding 5%.  The Company’s expense associated with the plan totaled approximately $127,000 and $294,000 for the years ended December 31, 2010 and 2009, respectively.

Additionally, the Company has established and funded a Severance Trust that qualifies as an employee benefit plan under ERISA.  The Severance Trust is non-contributory by the employees and its sole purpose is to provide severance payments to employees in accordance with the Company’s Severance Plan in the event that Triad is placed into bankruptcy or taken over by the Department.  At December 31, 2010, the Company had placed assets with a fair value of $6.4 million in the trust.  No severance expense is recognized until an employee is notified of a fixed termination date.  During 2010 and 2009, severance costs amounted to $1.6 million and $2.1 million, respectively.

9.  Reinsurance

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

The effects of reinsurance for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
(dollars in thousands)	2010	2009

Earned premiums:
Direct	$218,854	$220,530
Ceded	(15,438)	(40,872)
Net earned premiums	$203,416	$179,658
Losses and loss adjustment expenses:
Direct	$131,205	$940,034
Ceded	(21,572)	(132,407)
Net losses and loss adjustment expenses	$109,633	$807,627

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

At December 31, 2010, approximately $56.4 million in captive reinsurance trust balances supported the risk transferred to the captive reinsurers, of which approximately $32.3 million has been recognized as a benefit in the Company’s financial statements. As the Company cannot force capital contributions by captive reinsurers, the amount of benefit recognized on reserves ceded to captives is limited to the trust balance.  As of December 31, 2010, there were certain captive reinsurance agreements where the potential reserves that could be ceded based upon the terms of the captive reinsurance agreements, combined with any unpaid ceded claims, exceeded the trust balance and the actual reserves ceded were limited by $4.4 million.

10.  Long-Term Stock Incentive Plan

The Company has a stockholder-approved Long-Term Stock Incentive Plan (the “Plan”).  Under the Plan, certain directors, officers, and key employees are eligible to receive various share-based compensation awards.  Stock options, restricted stock, phantom stock rights and other equity awards may be awarded under the Plan for a fixed number of shares with a requirement for stock options granted to have an exercise price equal to or greater than the fair value of the shares at the date of grant.  Generally, most awards vest over three years.  Options granted under the Plan expire no later than ten years following the date of grant.  As of December 31, 2010, 1,183,985 shares were reserved and 877,264 shares were available for issuance under the Plan.  Gross compensation expense of approximately $245,000 along with the related tax benefit of approximately $86,000 was recognized in the financial statements for the year ended December 31, 2010, as compared to gross compensation expense of approximately $1.2 million and the related tax benefit of approximately $0.4 million for the year ended December 31, 2009.  No stock options or restricted stock awards were granted in 2010.

A summary of stock option activity under the Plan for the year ended December 31, 2010 is presented below:

(dollars in thousands)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term

Outstanding, January 1, 2010	359,914	$39.96
Granted	-	-
Exercised	-	-
Cancelled	53,193	33.04
Outstanding, December 31, 2010	306,721	41.16	$-	3.4 years
Exercisable, December 31, 2010	306,721	41.16	$-	3.4 years

The fair value of stock options is estimated on the date of grant using a Black-Scholes pricing model.  The Company did not grant options in 2010 or 2009, therefore the weighted average assumptions are not applicable for these years.  The expected volatilities are based on volatility of the Company’s stock over the most recent historical period corresponding to the expected term of the options. The Company also uses historical data to estimate option exercise and employee terminations within the model.  Separate groups of employees with similar historical exercise and termination histories are considered separately for valuation purposes. The risk-free rates for the periods corresponding to the expected terms of the options are based on U.S. Treasury rates in effect on the dates of grant.

A summary of nonvested restricted stock and phantom stock rights activity under the Plan for the year ended December 31, 2010 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2010	173,493	$5.48
Granted	-	-
Vested	119,743	5.19
Cancelled	-	-
Nonvested, December 31, 2010	53,750	6.13

The fair value of restricted stock and phantom stock rights are determined based on the closing price of the Company’s shares on the grant date. No restricted stock or phantom stock rights were granted in 2010.  The weighted-average grant-date fair value of restricted stock and phantom stock rights granted during the year ended December 31, 2009 was $1.16 per share.

As of December 31, 2010, there was $17,133 of unrecognized compensation expense related to nonvested stock options and restricted stock granted under the Plan.  That expense is expected to be recognized in the first quarter of 2011.  The total fair value of stock options and restricted stock vested during the years ended December 31, 2010 and 2009 was $0.2 million and $0.6 million, respectively.

The Company would issue new shares upon exercise of stock options if any had been exercised. The Company paid cash upon the vesting of phantom stock rights in 2010 and 2009.

11.  Fair Value Measurement

Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of December 31, 2010 and 2009 are summarized below:

	December 31, 2010		December 31, 2009
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets
Fixed maturity securities available-for-sale	$812,335	$812,335	$784,830	$784,830
Short-term investments	39,561	39,561	26,651	26,651
Cash and cash equivalents	38,762	38,762	21,839	21,839
Financial Liabilities
Long-term debt	-	-	34,540	7,268

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

An asset’s or a liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  An asset’s or a liability’s level within the fair value hierarchy as well as transfers in and out of Level 3 are determined at the end of the reporting period.  At December 31, 2010, approximately 0.2% of the Company’s invested assets were Level 3 securities.

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

Fixed maturities

U.S. Government and agency securities – U.S. Government and agency securities include U.S. Treasury securities, agency/government-sponsored entity (“GSE”) issues, and corporate government-backed obligations issued under the Temporary Liquidity Guarantee Program. The fair value for U.S. Treasury securities is based on regularly updated quotes from active market makers and brokers. The fair value for agency and other government-backed obligations is based on regularly updated dealer quotes, secondary trading levels, and the new issue market. U.S Government and agency securities are categorized as Level 2.

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

Residential mortgage-backed securities – Residential mortgage-backed securities include securities issued by the GSEs, the Government National Mortgage Association (GNMA), and private-label securities. The fair value of residential mortgage-backed securities is based on prices of similar securities and discounted cash flow analysis incorporating prepayment and default assumptions. Residential mortgage-backed securities are generally categorized as Level 2.

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

Other short-term instruments – Other short-term instruments primarily include discounted and coupon bearing commercial paper. The fair value is based on a matrix-based approach incorporating days to maturity, current rates from market makers, and the coupon rate where appropriate. Other short-term instruments are generally categorized as Level 2.

Long-term debt

During July 2010, TGI repurchased and retired the entire $35.0 million par value of its 7.90% Notes due January 15, 2028 for an aggregate purchase price of approximately $4.9 million.  In accordance with the provisions of ASC 225-20, the Company recognized an extraordinary gain on the repurchase and retirement of approximately $29.6 million in the quarter ending September 30, 2010.  At December 31, 2010, the Company did not have any long-term debt outstanding.

Fair Value of Investments

The Company did not have any material assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2010 or at December 31, 2009.  During 2010, a security totaling $0.5 million was transferred from Level 3 to Level 2.  The following table summarizes the assets measured at fair value on a recurring basis and the source of the inputs in the determination of fair value as of December 31, 2010 and December 31, 2009:

	Fair Value at Reporting Date Using
(dollars in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
Fixed maturities:
U. S. government and agency securities	$43,424	$-	$43,424	$-
Foreign government securities	14,336	-	14,336	-
Corporate debt	532,395	-	532,395	-
Residential mortgage-backed	67,941	-	67,941	-
Commercial mortgage-backed	21,956	-	21,956	-
Asset-backed bonds	39,725	-	38,134	1,591
State and municipal bonds	92,558	-	92,558	-
Total fixed maturities	812,335	-	810,744	1,591
Short-term investments
Money market instruments	22,126	22,126	-	-
Other	17,435	-	17,435	-
Total	$851,896	$22,126	$828,179	$1,591

	Fair Value at Reporting Date Using
(dollars in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
Fixed maturities:
U. S. government and agency securities	$25,260	$-	$25,260	$-
Foreign government securities	10,302	-	10,302	-
Corporate debt	500,999	-	500,999	-
Residential mortgage-backed	107,406	-	107,406	-
Asset-backed bonds	39,392	-	37,398	1,994
State and municipal bonds	101,471	-	101,471	-
Total fixed maturities	784,830	-	782,836	1,994
Short-term investments
Money market instruments	25,889	25,889	-	-
Other	762	-	762	-
Total	$811,481	$25,889	$783,598	$1,994

Significant unobservable inputs (Level 3) were used in determining the fair value on certain bonds in the fixed maturities portfolio during this period.  The following table provides a reconciliation of the beginning and ending balances of these Level 3 bonds and the related gains and losses related to these assets during 2010 and 2009, respectively.

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)

	Year Ended
	December 31,
(dollars in thousands)	2010	2009

Securities available-for-sale
Asset-backed bonds:
Beginning balance	$1,994	$2,535
Transfers into Level 3	-	-
Transfers out of Level 3	(460)	-
Total gains and losses (realized and unrealized):
Included in operations	(140)	(341)
Included in other comprehensive income	261	293
Purchases, issuances and settlements
Purchases	196	-
Issuances	-	-
Sales	(260)	(493)
Settlements	-	-
Ending balance	$1,591	$1,994

The amount of total gains and losses for the period included in operations attributable to realized losses and the change in unrealized gains or losses relating to assets still held at the reporting date.	$121	$(49)

12.  Long-term Debt

In July 2010, TGI repurchased and retired the entire $35.0 million par value of its Notes for an aggregate purchase price of $4.9 million. The Company recognized an extraordinary gain relating to the purchase and retirement of $29.6 million in 2010.

13.  Exit Costs

In June 2008, the Company recorded an accrual for certain exit costs in connection with the transition of its business into run-off.  As part of the transition to run-off, Triad implemented a reduction in workforce by terminating approximately 100 employees based primarily in the sales, marketing, technology and underwriting functions.

As a result of the transition into run-off, the Company recorded an estimated pre-tax charge of approximately $8.3 million in other operating expenses on the Statements of Operations for the quarter ended June 30, 2008.  These charges included approximately $7.1 million in severance and related personnel costs, approximately $1.0 million related primarily to the abandonment of a portion of the Company’s main office lease that was expected to continue through 2012, and approximately $0.2 million related to the termination of certain other leases, including those related to underwriting offices, equipment and automobiles.  At December 31, 2010, none of the amounts originally accrued in 2008 remained.  Due to the subleasing arrangement related to the sale of the mortgage insurance operating platform and other successful leasing ventures, the Company recorded a $0.4 million reduction in the lease abandonment estimate established at June 30, 2008.

Subsequent to 2008, the Company has recorded an additional $1.6 million in employee severance costs related to supplemental reductions in the workforce as the run-off continues.  For the majority of these individuals, the severance payment is made as a single lump sum payment in the month following termination.

14. Other Income

On December 1, 2009, the Company sold its information technology and operating platform to Essent, an unrelated new mortgage insurer.  Under the terms of the purchase agreement, Essent acquired all of the proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for up to $30 million in cash and the assumption by Essent of certain contractual obligations.  Approximately $15 million of the consideration is fixed and up to an additional $15 million is contingent on Essent writing a certain minimum amount of insurance in the five-year period following closing.  During the 2009 fourth quarter, the Company received the initial $10 million installment of the purchase price and recorded a gain of approximately $12 million related to the fixed component of the purchase agreement.  An additional $2.5 million of the fixed portion of the consideration was received in the fourth quarter of 2010 as scheduled.  Essent has established its operations and technology center in Winston-Salem, North Carolina and a number of the former information technology and operations employees have joined Essent as contemplated by the agreement.  At the closing of the transaction with Essent, the Company also entered into a services agreement, pursuant to which Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad.  Until December 2010, the Company pays a pre-determined amount for each month of service; after December 2010 the fees will be based on the number of policies in force.

15.  Contingencies

The Company is involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below.  No reserves have been established in the financial statements regarding current litigation as the potential liability, if any, cannot be reasonably estimated.

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies.  On March 4, 2011, Triad amended its complaint to add a count alleging fraud in the inducement.  The total amount of risk originated under the AHM master policies, accounting for any applicable stop loss limits associated with modified pool contracts, was $1.5 billion, of which $0.9 billion remains in force at December 31, 2010.  Triad continues to accept premiums and process claims under the master policies but, as a result of this action, Triad ceased remitting claim payments to companies servicing loans originated by AHM.  Both premiums and claim payments subsequent to the filing of the complaint have been segregated pending resolution of this action.  We have not recognized any benefit in our financial statements pending the outcome of the litigation.

On November 4, 2009, AHM filed an action in the Bankruptcy Court seeking to recover $7.6 million of alleged preferential payments made to Triad. AHM alleges that such payments constitute a preference and are subject to recovery by the bankrupt estate. Triad filed its answer on March 4, 2011.  In the event a settlement is not successfully concluded, Triad intends to vigorously defend this matter.

On February 6, 2009, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina.  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between October 26, 2006 and April 1, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers.  The court has appointed lead counsel for the plaintiff and an amended complaint was filed on June 22, 2009.  We filed our motion to dismiss the amended complaint on August 21, 2009 and the plaintiff filed its opposition to the motion to dismiss on October 20, 2009.  Our reply was filed on November 19, 2009, and oral arguments on the motion occurred on August 30, 2010.  Triad intends to vigorously defend this matter.

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

16.  Subsequent Events

We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s Consolidated Financial Statements.

SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
TRIAD GUARANTY INC.
December 31, 2010

(dollars in thousands)	Cost or Amortized Cost	Fair Value	Amount at Which Shown in Balance Sheet

Fixed maturity securities, available-for-sale:
Bonds:
U. S. government and agency securities	$42,650	$43,424	$43,424
Foreign government securities	14,226	14,336	14,336
Corporate debt	508,198	532,395	532,395
Residential mortgage-backed	64,900	67,941	67,941
Commercial mortgage-backed	21,954	21,956	21,956
Asset-backed bonds	38,378	39,725	39,725
State and municipal bonds	87,239	92,558	92,558
Total	777,545	812,335	812,335
Short-term investments	39,561	39,561	39,561
Total investments other than investments in related parties	$817,106	$851,896	$851,896

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
TRIAD GUARANTY INC.
(Parent Company)

	December 31,
(dollars in thousands)	2010	2009

ASSETS
Fixed maturities, available-for-sale	$-	$4,710
Short-term investments	-	956
Cash and cash equivalents	1,563	3,016
Accrued investment income	1	77
Other assets	84	182
Total assets	$1,648	$8,941

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Long-term debt	$-	$34,540
Accrued interest	-	1,275
Investment in subsidiaries' deficit	587,823	679,469
Accrued expenses and other liabilities	25	15
Total liabilities	587,848	715,299
Stockholders' deficit:
Common stock	153	153
Additional paid-in capital	114,084	113,848
Accumulated other comprehensive income	18,609	30,782
Accumulated deficit	(719,046)	(851,141)
Total stockholders' deficit	(586,200)	(706,358)
Total liabilities and stockholders' deficit	$1,648	$8,941

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31,
(dollars in thousands)	2010	2009

Revenue:
Investment income (loss):
Interest income (loss)	$119	$(1,873)
Realized investment gain (loss)	40	(24,977)
Net investment income (loss)	159	(26,850)
Other Income	1,493	2,248
	1,652	(24,602)
Expenses:
Interest expense	1,496	2,776
Operating expenses	1,406	3,116
	2,902	5,892
Loss before federal income taxes, equity in undistributed income (loss) of subsidiaries and extraordinary item	(1,250)	(30,494)
Income tax benefit:
Current	-	24
Deferred	-	38
	-	62
Loss before equity in undistributed income (loss) of subsidiaries and extraordinary item	(1,250)	(30,494)
Equity in undistributed income (loss) of subsidiaries	103,705	(565,200)
Income (loss) before extraordinary item	102,455	(595,632)
Extraordinary item - gain from repurchase and retirement of long-term debt	29,640	-
Net income (loss)	$132,095	$(595,632)

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31,
(dollars in thousands)	2010	2009

Operating Activities:
Net income (loss)	$132,095	$(595,632)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(103,705)	565,200
Gain on repurchase of long-term debt	(29,640)	-
Accrued investment income	76	2,167
Other assets	98	(181)
Deferred income taxes	-	(38)
Income taxes recoverable	-	53
Accretion of discount on investments	(6)	(11)
Amortization of deferred compensation	236	1,220
Amortization of debt issue costs	6	11
Accrued interest on debt	(1,275)	-
Realized investment (gains) losses on securities	(40)	24,977
Other liabilities	10	13
Other operating activities	(3)	87
Net cash used in operating activities	(2,148)	(2,134)
Investing Activities:
Fixed maturities:
Purchases	(1,032)	(1,864)
Sales and maturities	5,677	2,255
Change in short-term investments	956	796
Net cash provided by investing activities	5,601	1,187
Financing Activities:
Repurchase of long-term debt	(4,906)	-
Net cash used in financing activities	(4,906)	-
Decrease in cash	(1,453)	(947)
Cash at beginning of year	3,016	3,963
Cash at end of year	$1,563	$3,016

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

2.  Nature of Operations

Triad Guaranty Inc. (“TGI”) is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”), is a nationwide mortgage insurer pursuing a run-off of its existing in-force book of business.  Unless the context requires otherwise, references to “Triad” in this annual report on Form 10-K refer to the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”).  References to the “Company” refer collectively to the operations of TGI and Triad.  Mortgage guaranty insurance allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market and protects lenders from credit default-related expenses.  Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating its business in run-off under two Corrective Orders issued by the Illinois Department of Insurance (the “Department”).  The first Corrective Order was issued in August 2008.  The second Corrective Order was issued in March 2009 and subsequently amended in May 2009.  As used in these financial statements, the term "run-off" means continuing to service existing policies but writing no new mortgage guaranty insurance policies.  Servicing existing policies includes: receiving premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate the Company’s loss; reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the policies and the two Corrective Orders issued by the Department.  The term “settled,” as used in these financial statements in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by its policyholders.  Prior to June 1, 2009, valid claims were settled solely by a cash payment.  As required by the second Corrective Order, effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”).  The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, and include restrictions on the payment of claims.

3.  Corrective Orders

Triad has entered into two Corrective Orders with the Department. Among other things, the Corrective Orders:

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

•	Require Triad to obtain prior written approval from the Department before entering into certain transactions with unaffiliated parties;
•	Require that all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by recording a DPO;
•	Require the accrual of simple interest on the DPO at the same average net rate earned by Triad’s investment portfolio; and
•
Require that loss reserves in financial statements prepared in accordance with Statutory Accounting Principles (“SAP”) as set forth in the Illinois Insurance Code or prescribed by the Department be established to reflect the cash portion of the estimated claim settlement but not the DPO.

The second Corrective Order provides financial thresholds, specifically regarding our statutory risk-to-capital ratio and our level of statutory policyholders’ surplus that, if met, may indicate that the Department should reduce the DPO percentage and/or require distributions to DPO holders.  The second Corrective Order specifically required that the Department consider whether such changes should be made or payments allowed prior to December 31, 2010. In December 2010, we were notified that as of the time of the review and based upon Triad’s surplus position, risk-to-capital ratio and the continued economic uncertainty, it had determined that no change to the DPO percentage was in order nor would it be appropriate for Triad to make a distribution to the DPO holders.

Failure to comply with the provisions of the Corrective Orders or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  Any such actions would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  See Item 1A, “Risk Factors” for more information.

4.  Going Concern

The Company prepares its financial statements presented in this annual report on Form 10-K in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders were prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department.  The primary differences between GAAP and SAP for Triad at December 31, 2010 were the methodology utilized for the establishment of reserves and the reporting requirements relating to the DPO stipulated in the second Corrective Order, as amended.  A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP.  A deficiency in policyholders’ surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP.  A deficit in assets is not necessarily a measure of insolvency.  However, the Company believes that if Triad were to report an other-than-temporary deficiency in policyholders’ surplus under SAP, Illinois law may require the Department to seek receivership of Triad, which could lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  The second Corrective Order, as amended, attempts to mitigate the possibility of a deficiency in policyholders’ surplus by providing for the settlement of claims 60% in cash and 40% in the form of a DPO, which is accounted for as a component of policyholders’ surplus under SAP, and by providing estimated reserves for loan losses only for the settlement of claims that will be paid in cash.

The Company has prepared its financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to the Company's ability to continue as a going concern.  The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

5.  Investments

The cost or amortized cost and the fair value of investments, other than the investment in the subsidiaries held by TGI, and cash holdings is as follows:

	At December 31, 2010
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash and cash equivalents	1,563	-	-	1,563
Total	$1,563	$-	$-	$1,563

	At December 31, 2009
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
US government and agencies	$232	$-	$-	$232
Corporate debt	4,371	107	-	4,478
Total	4,603	107	-	4,710
Cash and cash equivalents	3,016	-	-	3,016
Short-term investments	955	1	-	956
Total	$8,574	$108	$-	$8,682

The decline in invested assets and cash and cash equivalents at December 31, 2010 compared to December 31, 2009 is the result of the payment of $2.8 million in interest on the long-term debt and the repurchase of the long-term debt for $4.9 million in July 2010.

Major categories of TGI’s investment income are summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2010	2009

Income:
Fixed maturities	$107	$219
Cash and short-term investments	15	70
	122	289
Net uncollectible interest on note receivable from subsidiary (Note 6)	-	(2,156)
	122	(1,867)
Expenses	3	6
Net investment income	$119	$(1,873)

6.  Note Receivable from Subsidiary

In 1998, TGI contributed $25.0 million to Triad in exchange for a surplus note that bears interest at 8.9%.  The $25.0 million note receivable is recorded as a surplus note on the books of Triad.  The terms of the note currently prohibit the payment of interest by Triad due to the reported financial results of Triad.  Additionally, the Corrective Orders prohibit the payment of interest or principal on the surplus note without the prior approval of the Department.  At December 31, 2009, it was determined that the ability of TGI to collect the $25.0 million note receivable and related accrued interest from Triad was highly unlikely and, therefore, TGI recorded an other-than-temporary impairment of both the note receivable and the $4.4 million of accrued interest.  This other-than-temporary impairment did not affect TGI’s consolidated results of operations.

7.  Long-term Debt

In July 2010, the Company repurchased and retired the entire $35.0 million par value of TGI’s 7.90% Notes originally due January 15, 2028 (the “Notes”) for an aggregate purchase price of approximately $4.9 million.  In accordance with the provisions of ASC 225-20, TGI recognized an extraordinary gain in 2010 on the repurchase and retirement of approximately $29.6 million.  As a result of the repurchase and retirement of the Notes, no further interest will be due under the Notes.

SCHEDULE IV — REINSURANCE
TRIAD GUARANTY INC.
MORTGAGE INSURANCE PREMIUM EARNED
Years Ended December 31, 2010 and 2009

(dollars in thousands)	Gross Amount	Ceded To Other Companies	Net Amount	Percentage of Amount Assumed to Net

2010	$218,854	$15,438	$203,416	0.0%

2009	$220,530	$40,872	$179,658	0.0%

EXHIBIT INDEX
Form 10-K for Fiscal Year Ended December 31, 2010

Exhibit Number	Description of Document
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

3.4
Bylaws of the Registrant, as amended on March 21, 2003; previously filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003, and herein incorporated by reference.

3.5
Amendment to Bylaws of the Registrant, effective November 20, 2008; previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed November 25, 2008, and herein incorporated by reference.

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

4.3
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

10.58
Form of Executive/Key Employee Phantom Stock Award Agreement under Triad Guaranty Inc. 2006 Long-Term Stock Incentive Plan; previously filed as Exhibit 10.58 to the Registrant’s Current Report on Form 8-K, filed January 29, 2009, and herein incorporated by reference.*

10.59
Summary of Board of Directors Compensation Program, effective October 2008; previously filed as Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K, filed March 16, 2009, and herein incorporated by reference.*

10.60
Services Agreement between Triad Guaranty, Inc., Triad Guaranty Insurance Corporation and Essent Guaranty, Inc., effective December 1, 2009; previously filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K, filed March 19, 2010, and herein incorporated by reference.

10.61
Summary of Board of Directors Compensation Program, effective October 1, 2009; previously filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K, filed March 19, 2010, and herein incorporated by reference.*

10.62
Summary of Executive Severance Program; previously filed as Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed May 11, 2010, and herein incorporated by reference.*

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