Form 10-Q
period 2011-03-31
TRIAD GUARANTY INC
filed 2011-05-13
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Number of shares of common stock, par value $0.01 per share, outstanding as of April 29, 2011 was 15,258,128.

TRIAD GUARANTY INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except per share data)	2011	2010
	(unaudited)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $778,262 and $777,545)	$810,439	$812,335
Short-term investments	32,469	39,561
Total invested assets	842,908	851,896
Cash and cash equivalents	39,073	38,762
Accrued investment income	8,322	8,243
Property and equipment	1,868	2,136
Reinsurance recoverable, net	33,499	40,806
Other assets	38,338	49,782
Total assets	$964,008	$991,625

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Losses and loss adjustment expenses	$990,494	$1,060,036
Unearned premiums	9,220	9,057
Deferred payment obligation, including interest	464,342	415,657
Accrued expenses and other liabilities	93,691	93,075
Total liabilities	1,557,747	1,577,825
Commitments and contingencies - Note 4
Stockholders' deficit:
Preferred stock, par value $0.01 per share --- authorized 1,000,000
shares; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share --- authorized 32,000,000
shares; issued and outstanding 15,258,128 shares	153	153
Additional paid-in capital	114,101	114,084
Accumulated other comprehensive income, net of income tax
liability of $16,575	15,963	18,609
Accumulated deficit	(723,956)	(719,046)
Deficit in assets	(593,739)	(586,200)
Total liabilities and stockholders' deficit	$964,008	$991,625

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2011	2010

Revenue:
Premiums written:
Direct	$39,355	$54,393
Ceded	(2,060)	(8,202)
Net premiums written	37,295	46,191
Change in unearned premiums	(167)	(303)
Earned premiums	37,128	45,888

Net investment income	8,491	9,873
Net realized investment losses	(436)	(242)
Other income (losses)	27	(8)
	45,210	55,511

Losses and expenses:
Net losses and loss adjustment expenses	41,705	72,238
Interest expense	3,978	2,469
Other operating expenses	4,437	9,332
	50,120	84,039
Loss before income tax benefit	(4,910)	(28,528)
Income tax benefit:
Deferred	-	(717)
Net loss	$(4,910)	$(27,811)

Loss per common and common equivalent share:
Basic and diluted loss per share	$(0.32)	$(1.84)

Shares used in computing loss per common and common equivalent share:
Basic and diluted	15,224,684	15,099,299

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010

Operating activities
Net loss	$(4,910)	$(27,811)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	(69,379)	(68,267)
Accrued expenses and other liabilities	616	12,096
Deferred payment obligation	48,685	61,567
Income taxes recoverable	11,707	-
Reinsurance, net	7,307	180,536
Accrued investment income	(79)	(410)
Net realized investment losses	436	242
Provision for depreciation	268	414
Discount accretion (premium amortization) on investments	467	(523)
Deferred income taxes	-	(717)
Accrued interest payable	-	(691)
Other assets	(162)	728
Other operating activities	18	90
Net cash (used in) provided by operating activities	(5,026)	157,254

Investing activities
Securities available-for-sale:
Purchases – fixed maturities	(27,539)	(72,318)
Sales – fixed maturities	4,942	174
Maturities – fixed maturities	21,572	50,553
Sales – equities	-	2
Purchases (sales) of other investments	(730)	581
Net change in short-term investments	7,092	(119,425)
Property and equipment	-	2
Net cash provided by (used in) investing activities	5,337	(140,431)

Net change in cash and cash equivalents	311	16,823
Cash and cash equivalents at beginning of period	38,762	21,839
Cash and cash equivalents at end of period	$39,073	$38,662

Supplemental schedule of cash flow information
Cash (received) paid during the period for:
Income taxes	$(11,707)	$-
Interest	$-	$1,383

See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

1.  The Company

Triad Guaranty Inc. (“TGI”) is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”), is a nationwide mortgage insurer pursuing a run-off of its existing in-force book of business.  The term “run-off” as used in these financial statements means continuing to service existing mortgage guaranty insurance policies but not writing any new policies.  Unless the context requires otherwise, references to “Triad” in this Quarterly Report on Form 10-Q refer to the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”).  References to the “Company” refer collectively to the operations of TGI and Triad.  Mortgage insurance allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market, and protects lenders from credit default-related expenses.

TGIC is an Illinois-domiciled mortgage guaranty insurance company and TGAC is an Illinois-domiciled mortgage guaranty reinsurance company. The Illinois Department of Insurance (the “Insurance Department”) is the primary regulator of both TGIC and TGAC.  The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of Triad’s insurance business.  Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating its business in run-off under two Corrective Orders issued by the Department, as discussed in “Corrective Orders” below. The first Corrective Order was issued in August 2008.  The second Corrective Order was issued in March 2009 and subsequently amended in May 2009.  As noted above and used in these financial statements, the term "run-off" means continuing to service existing policies, but writing no new mortgage guaranty insurance policies.  Servicing existing policies includes: billing and collecting premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy the default and/or mitigate losses; reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the policies and the two Corrective Orders issued by the Department.  The term “settled,” as used in these financial statements in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by its policyholders.  Prior to June 2009, valid claims were settled solely by a cash payment.  As required by the second Corrective Order, effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”).  The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on surplus notes payable to TGI by Triad, and include certain requirements on the payment of claims.  Failure to comply with the provisions of the Corrective Orders could result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation, or liquidation of Triad.

Accounting Principles

The Company prepares its financial statements presented in this Quarterly Report on Form 10-Q in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The financial statements for Triad that are provided to the Department are prepared in accordance with Statutory Accounting Principles (“SAP”) as set forth in the Illinois Insurance Code or prescribed by the Department.  The primary differences between GAAP and SAP for Triad at March 31, 2011 were the methodology utilized for the establishment of reserves and the reporting requirements relating to the DPOs stipulated in the second Corrective Order.

A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP.  A deficiency in policyholders’ surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP.  A deficit in assets at any particular point in time under GAAP is not necessarily a measure of insolvency.  However, the Company believes that if Triad were to report an other-than-temporary deficiency in policyholders’ surplus under SAP, Illinois law may require the Department to seek receivership of Triad, which could possibly compel TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  The second Corrective Order was designed in part to help Triad maintain its policyholders’ surplus.

2.  Going Concern

The Company has prepared its financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to the Company's ability to continue as a going concern.  This uncertainty is based on, among other things, the possible inability of Triad to comply with the provisions of the Corrective Orders and the Company's ability to generate enough income over the term of the remaining run-off to overcome the $593.7 million deficit in assets at March 31, 2011.

The positive impact on surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $238.2 million at March 31, 2011, as opposed to a deficiency in policyholders’ surplus of $605.1 million on the same date had the second Corrective Order not been implemented.  While the implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about the Company’s ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent or for other reasons stated above.  If the Department were to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  The consolidated financial statements that are presented in this report do not include any accounting adjustments that reflect the financial risks of Triad entering receivership proceedings or otherwise not continuing as a going concern.

3.  Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or subsequent periods.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Consolidation

The consolidated financial statements include the accounts of TGI and its wholly owned subsidiary, TGIC, including TGIC’s wholly-owned subsidiary, TGAC.  All significant intercompany accounts and transactions have been eliminated.

Corrective Orders, Dividend Restrictions, and Statutory Results

Triad has entered into two Corrective Orders with the Department as detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Among other things, the Corrective Orders:

•	Require the oversight of the Department on substantially all operating matters;

•	Prohibit all stockholder dividends from Triad to TGI without the prior approval of the Department;

•	Prohibit the accrual of interest or the payment of interest and principal on Triad’s surplus note to TGI without the prior approval of the Department;

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

The DPO is an interest bearing subordinated obligation of Triad with no stated repayment terms.  The requirement to settle claims with both the payment of cash and issuance of a DPO became effective in June 2009.  At March 31, 2011, the recorded DPO, including accrued interest of $16.4 million, amounted to $464.3 million and, as a result, approximately 55% of the Company’s total invested assets reported at March 31, 2011 were held in a separate account pursuant to a custodial arrangement to support this liability as required by the second Corrective Order.  The recording of the DPO does not affect reported settled losses as the Company continues to report the entire amount of a claim in its statements of operations.  The accounting treatment for the recording of the DPO on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus; accordingly, any repayment of the DPO or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.  However, in the Company’s financial statements prepared in accordance with GAAP included in this report, the DPO, including the related accrued interest, is reported as a liability.  At March 31, 2011, the cumulative effect of the DPO requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves, was to increase statutory policyholders’ surplus by $843.3 million over the amount that would have been reported absent the second Corrective Order.  There was no such impact to loss reserves or stockholders’ deficit calculated on a GAAP basis.

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

Failure to comply with the provisions of the Corrective Orders or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  Any such actions would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws. See Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information.

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

Reinsurance

Prior to entering into run-off, the Company entered into various captive reinsurance agreements that were designed to allow lenders to share in the risks of mortgage insurance.  Because the Company is operating in run-off and is thus not issuing any new insurance policies, only policies previously reinsured under the agreements are covered until such time that the policy is cancelled (at the insured’s request or by payment of claim, rescission, or other means) or the captive reinsurance agreement is terminated.  Under the typical captive reinsurance agreement, a captive reinsurer, generally an affiliate of the lender, assumed a portion of the risk associated with the lender’s book of business insured by TGIC in exchange for a percentage of the premiums that TGIC collected.  All of the captive reinsurance agreements include, among other things, minimum capital requirements and excess-of-loss provisions that provide for defined aggregate layers of coverage and a maximum exposure limit for the captive reinsurer.  In accordance with the excess-of-loss provisions, the Company retains the first loss position on the first aggregate layer of risk and reinsures a second defined aggregate layer with the captive reinsurer.  The Company requires each captive reinsurer to establish a trust to partially support its obligations under the captive reinsurance agreement.  If certain capitalization requirements of the trust are not maintained, TGIC retains the right to terminate the captive reinsurance agreement.  The termination of the captive reinsurance agreement is commonly referred to as a “commutation.”  Upon commutation, the Company generally receives all remaining trust assets, reduces the reinsurance recoverable for amounts due from the captive reinsurer, and ceases ceding premium to the captive reinsurer. The commutation of a captive reinsurance agreement is generally an indication that TGIC would receive all of the trust assets, plus any future ceded premium and interest on such assets, in the future regardless of whether the agreement was commuted or not due to the adverse performance of the policies reinsured under the agreement.

During the first quarter of 2010, the Company determined that its two largest captive reinsurers had not maintained the required capitalization in their trusts.  As a result, and with the mutual agreement of each of the captive reinsurers, the Company commuted both of these captive reinsurance agreements during the first quarter of 2010 and received approximately $188.7 million of aggregate trust assets from the two captive reinsurers.   These commutations resulted in an increase in invested assets and a corresponding decrease in reinsurance recoverable.  The commutations had minimal impact on the results of operations or financial condition as the net amounts received were previously recorded as reinsurance recoverable on the balance sheet.  The commutations and receipt of the trust assets, however, positively impacted cash flows for the quarter ended March 31, 2010.  There were no commutations in the three months ended March 31, 2011.

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

During 2010, 2009, and 2008, we rescinded coverage on policies with risk in force of $714 million, $683 million, and $244 million, respectively.  Furthermore, in the first quarter of 2011, we rescinded coverage on policies with risk in force of $146 million.  Rescission activity has been concentrated in policies that were in default or with respect to which a claim had already been filed and would likely have ultimately progressed to a settled claim.

Rescissions are a key component in determining the level of estimated loss reserves and ultimately the level of paid claims and any change to the actual rescission rate compared to those utilized in the reserve methodology can have a material impact on the Company’s financial condition. Such changes may come about for a number of reasons including legal determinations and agreements regarding Triad’s ability to rescind coverage.  See Note 4, “Litigation” in this Form 10-Q and Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information.

The assumptions utilized in the calculation of the loss reserve estimate are continually reviewed and adjusted as necessary.  Such adjustments are reflected in the financial statements in the periods in which the adjustments are made.

Income Recognition

In addition to the income recognition policies related to premiums as described in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company recognizes the net present value of estimated future premiums of certain Modified Pool transactions where pre-determined aggregate stop loss limits in the related contracts have been met on a settled basis but for which the premium continues until the insurance in force declines to 10% of the original amount.  During the first quarter of 2011, the Company reached the aggregate stop loss limits on a settled basis on another Modified Pool transaction.  The net change in the accrual increased premium earned in the first quarter of 2011 by approximately $0.7 million.  The Company did not accrue any future premium in the first quarter of 2010.

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

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosure related to the three-level fair value hierarchy.  For a more detailed description of ASU 2010-06, see “Recent Accounting Pronouncements" in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company adopted the remaining disclosure requirements of ASU 2010-06 effective January 1, 2011, and has included the disclosures related to purchases, sales, issuances, and settlements for Level 3 fair value measurements in Note 6 of this Quarterly Report on Form 10-Q.

4.  Litigation

The Company is involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below.  No liability has been established in the financial statements regarding current litigation as the potential liability, if any, cannot be reasonably estimated.

On February 6, 2009, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina.  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between October 26, 2006 and April 1, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers.  The court appointed lead counsel for the plaintiff and an amended complaint was filed on June 22, 2009.  TGI filed its motion to dismiss the amended complaint on August 21, 2009 and the plaintiff filed its opposition to the motion to dismiss on October 20, 2009.  TGI’s reply was filed on November 19, 2009 and oral arguments on the motion occurred on August 30, 2010.  The court has not yet issued its opinion. Triad intends to vigorously defend this matter.

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. Three groups of current owners and/or servicers of AHM-originated loans filed motions to intervene in the lawsuit, which were granted by the Court on May 10 and October 29, 2010.  On March 4, 2011, Triad amended its complaint to add a count alleging fraud in the inducement.  On March 25, 2011, each of the interveners filed a motion to dismiss. The total amount of risk originated under the AHM master policies, accounting for any applicable stop loss limits associated with Modified Pool contracts and less risk originated on policies which have been subsequently rescinded, was $1.4 billion, of which $0.8 billion remained in force at March 31, 2011.  Triad continues to accept premiums and process claims under the master policies, with the earned premiums and settled losses reflected in the Consolidated Statements of Operations.  However, as a result of the litigation, Triad ceased remitting claim payments to companies servicing loans originated by AHM and the liability for losses settled but not paid is included in “Accrued expenses and other liabilities” on the Consolidated Balance Sheets.  Triad has not recognized any benefit in its financial statements pending the outcome of the litigation.

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

5.  Investments

All fixed maturity securities are classified as “available-for-sale” and are carried at fair value.  Approximately 55% of the Company’s total invested assets reported at March 31, 2011 were held in a separate account pursuant to a custodial arrangement to support the liability for the DPO and related accrued interest as required by the second Corrective Order, compared to 49% at December 31, 2010.

 Unrealized gains on available-for-sale securities, net of tax, are reported as a separate component of accumulated other comprehensive income. Effective December 2008, the Company has recognized an impairment loss on all securities for which the fair value was less than the amortized cost at the balance sheet date because the Company may not be in a position to retain a security until it recovers value due to its financial condition and the regulatory oversight by the Department.

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities as of March 31, 2011 and December 31, 2010 were as follows:

	As of March 31, 2011
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$40,981	$640	$-	$41,621
Foreign government securities	15,931	134	-	16,065
Corporate debt	522,088	22,704	-	544,792
Residential mortgage-backed	56,430	2,916	-	59,346
Commercial mortgage-backed	23,739	10	-	23,749
Asset-backed bonds	35,256	989	-	36,245
State and municipal bonds	83,836	4,785	-	88,621
Total fixed maturities	778,261	32,178	-	810,439
Short-term investments	32,469	-	-	32,469
Total securities	$810,730	$32,178	$-	$842,908

	As of December 31, 2010
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$42,650	$774	$-	$43,424
Foreign government securities	14,964	111	-	15,075
Corporate debt	507,460	24,196	-	531,656
Residential mortgage-backed	64,900	3,041	-	67,941
Commercial mortgage-backed	21,954	2	-	21,956
Asset-backed bonds	38,378	1,347	-	39,725
State and municipal bonds	87,239	5,319	-	92,558
Total fixed maturities	777,545	34,790	-	812,335
Short-term investments	39,561	-	-	39,561
Total securities	$817,106	$34,790	$-	$851,896

The unrealized gains are due in part to the recovery in value of previously impaired fixed maturity securities.  Unrealized gains do not necessarily represent future gains that the Company will realize.  The value of the Company’s investment portfolio will vary depending on overall market interest rates, credit spreads, and changing conditions related to specific securities, as well as other factors. Volatility may increase in periods of uncertain market or economic conditions.

The amortized cost and estimated fair value of fixed maturity available-for-sale securities at March 31, 2011 are summarized by stated maturity below.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Fair Value

Maturity:
One year or less	$47,379	$47,963
After one year through five years	426,145	444,029
After five years through ten years	198,639	205,635
After ten years	106,099	112,812
Total	$778,262	$810,439

Actual and expected maturity for certain securities may differ from stated maturity due to call and prepayment provisions.

Realized Losses Related to Investments

The details of net realized investment losses are as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$429	$12
Gross realized losses	(865)	(255)
Equity securities:
Gross realized gains	-	4
Other investment losses	-	(3)
Net realized losses	$(436)	$(242)

Gross realized losses in the first quarter of both 2011 and 2010 were primarily attributable to the other-than-temporary write downs of securities whose market value was less than the respective book value.

6.  Fair Value Measurement

Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of March 31, 2011 and December 31, 2010 are summarized below:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets
Fixed maturity securities available-for-sale	$810,439	$810,439	$812,335	$812,335
Short-term investments	32,469	32,469	39,561	39,561
Cash and cash equivalents	39,073	39,073	38,762	38,762

Valuation Methodologies and Associated Inputs

The Company utilizes the provisions of ASC 820 as amended by ASU 2010-06 in its estimation and disclosures about fair value.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

Level 2:
Quoted prices for similar assets in active markets or for identical or similar assets in inactive markets.  Alternatively, quoted prices may be based on models where the significant inputs are observable or can be supported by observable market data.

Level 3:	Prices or valuation techniques where one or more of the significant inputs are unobservable (i.e., supported with little or no market activity). This includes broker quotes which are non-binding.

An asset’s or a liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  An asset’s or a liability’s level within the fair value hierarchy as well as transfers in and out of Level 3 are determined at the end of the reporting period.  At March 31, 2011, approximately 0.2% of the Company’s invested assets were Level 3 securities.

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

Observable and unobservable inputs are used in the valuation methodologies and these are based on a set of standard inputs that are generally used to evaluate all of the Company’s available-for-sale securities.  The standard inputs used include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  Depending on the type of security or the daily market activity, standard inputs may be weighted differently or may not be available for all available-for-sale securities on any given day.  In addition, market indicators, industry, and economic events are monitored and further market data is acquired if certain triggers are met.  For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable.

For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants.   For those securities trading in less liquid or illiquid markets with limited or no pricing information, unobservable inputs are used in order to measure the fair value of these securities.  In cases where this information is not available, such as for privately placed securities, fair value is estimated using an internal pricing matrix.  This matrix relies on judgment concerning the discount rate used in calculating expected future cash flows, credit quality, industry sector performance, and expected maturity.

The following is a description of the valuation methodologies used in determining the fair value of the Company’s assets and liabilities.

Fixed maturities

U.S. Government and agency securities – U.S. Government and agency securities include U.S. Treasury securities, agency/GSE issues, and corporate government-backed obligations issued under the Temporary Liquidity Guarantee Program. The fair value for U.S. Treasury securities is based on regularly updated quotes from active market makers and brokers. The fair value for agency and other government-backed obligations is based on regularly updated dealer quotes, secondary trading levels, and the new issue market.  U.S. Government and agency securities are generally categorized as Level 2.

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

Residential mortgage-backed securities – Residential mortgage-backed securities include securities issued by the GSEs and the Government National Mortgage Association (GNMA), as well as private-label securities. The fair value of residential mortgage-backed securities is based on prices of similar securities and discounted cash flow analysis incorporating prepayment and default assumptions.  Residential mortgage-backed securities are generally categorized as Level 2.

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

Short-term investments

Money market instruments – The fair value is based on unadjusted quoted prices that are readily and regularly available in active markets.  Money market instruments are generally categorized as Level 1.

Other short-term instruments – Other short-term instruments primarily include discounted and coupon bearing commercial paper. The fair value is based on a matrix-based approach incorporating days to maturity and current rates from market makers, as well as the coupon rate where appropriate.  Other short-term instruments are generally categorized as Level 2.

Fair Value of Investments

The following table summarizes the assets measured at fair value on a recurring basis and the source of the inputs in the determination of fair value as of March 31, 2011 and December 31, 2010:

		Fair Value at Reporting Date Using
(dollars in thousands)	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
Fixed maturities:
U. S. government and agency securities	$41,621	$-	$41,621	$-
Foreign government securities	16,065	-	16,065	-
Corporate debt	544,792	-	544,792	-
Residential mortgage-backed	59,346	-	59,346	-
Commercial mortgage-backed	23,749	-	23,749	-
Asset-backed bonds	36,245	-	34,617	1,628
State and municipal bonds	88,621	-	88,621	-
Total fixed maturities	810,439	-	808,811	1,628
Short-term investments
Money market instruments	19,724	19,724	-	-
Other	12,745	-	12,745	-
Total	$842,908	$19,724	$821,556	$1,628

		Fair Value at Reporting Date Using
(dollars in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
Fixed maturities:
U. S. government and agency securities	$43,424	$-	$43,424	$-
Foreign government securities	14,336	-	14,336	-
Corporate debt	532,395	-	532,395	-
Residential mortgage-backed	67,941	-	67,941	-
Commercial mortgage-backed	21,956	-	21,956	-
Asset-backed bonds	39,725	-	38,134	1,591
State and municipal bonds	92,558	-	92,558	-
Total fixed maturities	812,335	-	810,744	1,591
Short-term investments
Money market instruments	22,126	22,126	-	-
Other	17,435	-	17,435	-
Total	$851,896	$22,126	$828,179	$1,591

Significant unobservable inputs (Level 3) were used in determining the fair value on certain bonds in the fixed maturities portfolio during this period.  The following table provides a reconciliation of the beginning and ending balances of these Level 3 bonds and the related gains and losses related to these assets during the three months ended March 31, 2011 and 2010, respectively.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010

Securities available-for-sale
Asset-backed bonds:
Beginning balance	$1,591	$1,994
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains and losses (realized and unrealized):
Included in operations	(35)	(121)
Included in other comprehensive income	20	17
Purchases, issuances and settlements
Purchases	52	93
Issuances	-	-
Sales	-	(1)
Settlements	-	-
Ending balance	$1,628	$1,982

The amount of total gains and losses for the period included in operations attributable to realized losses and the change in unrealized gains or losses relating to assets still held at the reporting date.	$(15)	$(104)

7.  Earnings (Loss) Per Share ("EPS")

Basic and diluted EPS are based on the weighted-average daily number of shares outstanding.  In computing diluted EPS, only potential common shares that are dilutive – those that reduce EPS or increase loss per share – are included.  Exercises of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported.  For the three months ended March 31, 2011 and 2010, the Company reported a loss from operations and therefore had no dilutive effect of stock options and unvested restricted stock on the weighted-average shares outstanding.  The numerator used in both the basic EPS and diluted EPS calculation is the loss reported for the period represented.  For the three months ended March 31, 2011 and 2010, options to purchase approximately 2,538 and 6,900 shares, respectively, of the Company’s common stock were excluded from the calculation of EPS because they were antidilutive.

8.  Comprehensive Income (Loss)

Comprehensive income (loss) consists of the net loss and other comprehensive income (loss).  For the Company, other comprehensive income (loss) is normally composed of the change in unrealized gains or losses on available-for-sale securities, net of income taxes. Effective with the issuance of the first Corrective Order, the Company no longer has the ability to hold securities in an unrealized loss position until such time that the securities recover in value or mature due to the possibility that Illinois law may require the Department to seek receivership if the corrective plan were deemed ineffective.  Thus, any security with a fair value less than the book value at the balance sheet date is considered to be other-than-temporarily impaired and the loss is recognized as a realized loss in the Statements of Operations. For the three months ended March 31, 2011 the Company’s other comprehensive loss was $2.6 million and the Company’s comprehensive loss was $7.6 million. For the three months ended March 31, 2010, the Company’s other comprehensive income was $1.3 million and the Company’s comprehensive loss was $26.5 million.

At March 31, 2011, the Company’s accumulated other comprehensive income of $16.0 million was comprised of unrealized gains on investments of $32.5 million, offset by income tax liability of $11.4 million and a valuation allowance against deferred tax assets of $5.1 million.  At December 31, 2010, the Company’s accumulated other comprehensive income of $18.6 million was comprised of unrealized gains on investments of $35.2 million, offset by income tax liability of $12.3 million and a valuation allowance against deferred tax assets of $4.3 million.

9.  Income Taxes

Income tax expense (or benefit) for each year is allocated to continuing operations, discontinued operations, extraordinary items, other comprehensive income, and other charges or credits recorded directly to shareholders’ equity. This allocation is commonly referred to as intra-period tax allocation as outlined in ASC 740, Income Taxes (“ASC 740”).  When considering intra-period tax allocations, a company also should consider the accounting for income taxes in interim periods. ASC 740-20-45-7 requires that the tax effect of pretax income (or loss) from continuing operations be determined without regard to the tax effects of items not included in continuing operations. This is commonly referred to as the “incremental approach” where the tax provision is generally calculated for continuing operations without regard to other items.

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

The Company has established a full valuation allowance for the portion of deferred tax assets that are not expected to be realized, primarily the NOL tax carry forward.  For the three months ended March 31, 2011, the Company reported a net loss; however, the Company is currently projecting the reporting of net income for the entire year ending December 31, 2011.  Therefore, the provisions of ASC 740 would require that no income tax effect be recorded in these interim financial statements.  However, the underlying impact is that both the deferred tax asset and the valuation allowance have been increased by the tax effect of the loss reported in the first quarter of 2011.

11. Subsequent Events

We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s Consolidated Financial Statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes our consolidated financial condition, changes in financial position, and results of operations for the three months ended March 31, 2011 and 2010.  This discussion supplements Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010, and should be read in conjunction with the interim financial statements and notes contained herein.

Certain of the statements contained in this Quarterly Report on Form 10-Q are "forward-looking statements" and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include estimates and assumptions related to economic, competitive, regulatory, operational and legislative developments and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to change, uncertainty and circumstances that are, in many instances, beyond our control and they have been made based upon our current expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of a number of factors, including: the possibility that the Illinois Department of Insurance may take various actions regarding Triad if we do not operate our business in accordance with the revised financial and operating plan and the Corrective Orders, including seeking receivership proceedings; our ability to operate our business in run-off and maintain a solvent run-off; our ability to continue as a going concern; the possibility of general economic and business conditions that are different than anticipated; legislative, regulatory, and other similar developments; changes in interest rates, employment rates, the housing market, the mortgage industry and the stock market; legal and other proceedings regarding modifications and refinancing of mortgages and/or foreclosure proceedings; the possibility that there will not be adequate interest in our common stock to ensure efficient pricing; and the relevant factors described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 section below, as well as in other reports and statements that we file with the Securities and Exchange Commission (the “SEC”).  Forward-looking statements are based upon our current expectations and beliefs concerning future events and we undertake no obligation to update or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made, except as required by the federal securities laws.

Overview

Triad Guaranty Inc. (“TGI”) is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation (“TGIC”), is a nationwide mortgage guaranty insurer pursuing a run-off of its existing in-force book of business.  The term “run-off” means continuing to service existing mortgage guaranty insurance policies but not writing any new policies.  Unless the context requires otherwise, references to “Triad” in this Quarterly Report on Form 10-Q refer to the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation (“TGAC”).  References to “we,” “us,” “our,” and the “Company” refer collectively to the operations of TGI and Triad.

TGIC is an Illinois-domiciled mortgage guaranty insurance company and TGAC is an Illinois-domiciled mortgage guaranty reinsurance company. The Illinois Department of Insurance (the “Insurance Department”) is the primary regulator of both TGIC and TGAC.  The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of our insurance business. We ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and are operating our business in run-off under two Corrective Orders issued by the Department.  As noted above, the term "run-off" means continuing to service existing policies, but writing no new mortgage guaranty insurance policies.  Servicing existing policies includes: billing and collecting premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy or cure the default and/or mitigate our loss; reviewing policies for the existence of misrepresentation, fraud, or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the two Corrective Orders issued by the Department. The term “settled,” as used in this report in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by our policyholders. Prior to June 1, 2009, valid claims were settled solely by a cash payment. As required by the second Corrective Order, effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”). The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, and include restrictions on the payment of claims.

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

As we are operating in run-off and are issuing no new insurance commitments, our results of operations largely depend on our ability to settle our liabilities (primarily loss reserves) at a lesser amount than that reported on our balance sheet through loss mitigation, litigation and settlements with servicers. Additionally, our results going forward are also dependent on the number of new defaults that are reported to us as well as the amount of future premium that we expect to earn. Our results of operations also depend on a number of other factors, many of which are not under our control. These factors include:

•	the conditions of the housing, mortgage and capital markets that have a direct impact on default rates, loss mitigation efforts, cure rates, and ultimately, the amount of claims settled;

•	the overall general state of the economy and job market;

•	persistency levels on our remaining insurance in force;

•	operating efficiencies; and

•	the level of investment yield, including realized gains and losses, on our investment portfolio.

Our results of operations in run-off could also be impacted significantly by recent federal government and private initiatives to limit foreclosures and provide stability and liquidity in the secondary mortgage market.  See the discussion below for further details on these initiatives. Lastly, our results of operations in run-off could be materially affected by our ability to recognize benefits from our net operating loss carryforwards.

Accounting Principles

In understanding our financial position and results of operations, it is important to understand the difference between accounting principles generally accepted in the United States of America (“GAAP”) and statutory accounting principles applicable to insurance companies (“SAP”) and how we use these accounting principles.

As an insurance company, Triad is required to file financial statements prepared in accordance with SAP with the insurance departments of the states in which it conducts business. The financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders are prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department.  However, the Company prepares its financial statements presented in this Quarterly Report on Form 10-Q and in our other SEC filings in conformity with GAAP.  The primary differences between GAAP and SAP for Triad at March 31, 2011 were the methodology utilized for the establishment of reserves and the reporting requirements relating to the establishment of the DPO stipulated in the second Corrective Order, which are described below.

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

Corrective Orders

Triad has entered into two Corrective Orders with the Department. Among other things, the Corrective Orders:

•	Require oversight by the Department on substantially all operating matters;

•	Prohibit all stockholder dividends from Triad to TGI without the prior approval of the Department;

•	Prohibit the accrual of interest or the payment of interest and principal on Triad’s surplus note to TGI without the prior approval of the Department;

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

The DPO is an interest bearing subordinated obligation of Triad with no stated repayment terms.  The requirement to settle claims with both the payment of cash and issuance of a DPO became effective on June 1, 2009.  At March 31, 2011, the recorded DPO, which includes accrued interest of $16.4 million, amounted to $464.3 million and, as a result, approximately 55% of our total invested assets reported at March 31, 2011 were held in a separate account pursuant to a custodial arrangement to support this liability as required by the second Corrective Order.  The recording of a DPO does not impact reported settled losses as we continue to report the entire amount of a claim in our statements of operations.  The accounting treatment for the recording of the DPO on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus; accordingly, any repayment of the DPO or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.  However, in our financial statements prepared in accordance with GAAP included in this report, the DPO and related accrued interest are reported as liabilities.  At March 31, 2011, the cumulative effect of the DPO requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves, was to increase statutory policyholders’ surplus by $843.3 million over the amount that would have been reported absent the second Corrective Order.  The cumulative increase to statutory policyholders’ surplus of the DPO requirement was $818.8 million at December 31, 2010.  There is no impact to our stockholders’ deficit calculated on a GAAP basis.

The second Corrective Order provides financial thresholds, specifically regarding our statutory risk-to-capital ratio and our level of statutory policyholders’ surplus that, if met, may indicate that the Department should reduce the DPO percentage and/or require distributions to DPO holders.  The second Corrective Order specifically required that the Department consider whether such changes should be made or payments allowed prior to December 31, 2010. In December 2010, we were notified by the Department that as of the time of the review and based upon Triad’s surplus position, risk to capital ratio, and the continued economic uncertainty, it had determined that no change to the DPO percentage was in order nor would it be appropriate for Triad to make a distribution to the DPO holders at that time.

Failure to comply with the provisions of the Corrective Orders or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation, or liquidation of Triad.  Any such actions would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution.  See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 for more information.

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

Prior to the issuance of the second Corrective Order, our recurring losses from operations and resulting decline in policyholders’ surplus as calculated in accordance with SAP increased the likelihood that Triad would be placed into receivership and raised substantial doubt about our ability to continue as a going concern.  The positive impact on surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $238.2 million at March 31, 2011, as opposed to what would have been a deficiency in policyholders’ surplus of $605.1 million on the same date had the second Corrective Order not been implemented.  Furthermore, we continued to report a deficit in assets under GAAP of $593.7 million at March 31, 2011. While implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about our ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent or for other reasons stated above.  If the Department were to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws or otherwise consider dissolution of the Company.  Our consolidated financial statements that are presented in this report do not include any accounting adjustments that reflect the financial risks of Triad entering receivership proceedings and assume that we will continue as a going concern.

Captive Reinsurance Commutations

Prior to entering into run-off, we entered into various captive reinsurance agreements that were designed to allow lenders to share in the risks of mortgage insurance.  Because we are operating in run-off and are thus not issuing any new insurance policies, only policies previously reinsured under the agreements are covered until such time that the policy is cancelled (at the insured’s request or by payment of claim, rescission, or other means) or the captive reinsurance agreement is terminated.  Under the typical captive reinsurance agreement, a captive reinsurer, generally an affiliate of the lender, assumed a portion of the risk associated with the lender’s book of business insured by us in exchange for a percentage of the premiums that we collected.  All of our captive reinsurance agreements include, among other things, minimum capital requirements and excess-of-loss provisions that provide for defined aggregate layers of coverage and a maximum exposure limit for the captive reinsurer. In accordance with the excess-of-loss provisions, we retain the first loss position on the first aggregate layer of risk and reinsure a second defined aggregate layer with the captive reinsurer.  We require each captive reinsurer to establish a trust to partially support its obligations under the captive reinsurance agreement.  If certain capitalization requirements of the trust are not maintained, we retain the right to terminate the captive reinsurance agreement.  The termination of the captive reinsurance agreement is commonly referred to as a “commutation.”  Upon commutation, we generally receive all remaining trust assets, reduce the reinsurance recoverable for amounts due from the captive reinsurer, and cease ceding premium to the captive reinsurer. The commutation of a captive reinsurance agreement is generally an indication that we would receive all of the trust assets, plus any future ceded premium and interest on such assets, in the future regardless of whether the agreement was commuted or not due to the adverse performance of the policies reinsured under the agreement.

During the first quarter of 2010, we determined that our two largest captive reinsurers had not maintained the required capitalization in their trusts.  As a result, and with the mutual agreement of each of the captive reinsurers, we commuted both of these captive reinsurance agreements during the first quarter and received approximately $188.7 million of aggregate trust assets from the two captive reinsurers.   These commutations resulted in an increase in our invested assets and a corresponding decrease in reinsurance recoverable.  The commutations had minimal impact on our results of operations or financial condition as the net amounts received were previously recorded as reinsurance recoverable on our balance sheet.  The commutations and receipt of the trust assets, however, positively impacted our cash flows for the quarter ended March 31, 2010.  There were no commutations in the three months ended March 31, 2011.

Foreclosure Prevention Initiatives and Moratoriums

Several programs have been initiated by the federal government and certain lenders that are, in general, designed to prevent foreclosures and provide relief to homeowners. These programs may involve modifications to the original terms of existing mortgages or their complete refinancing.  These programs seek to provide borrowers a more affordable mortgage by modifying the interest rate or extending the term of the mortgage.

One such program is the Home Affordable Modification Program (“HAMP”), which provides incentives to borrowers, servicers, and lenders to modify loans. HAMP and other such programs have been responsible for a large percentage of our cures since 2009. However, we believe that the number of policies that are modified under these programs and subsequently cure will decrease in future periods as the number of policies eligible for the programs declines.

We rely on information concerning HAMP provided to us by the GSEs and servicers.  We do not believe that we receive timely information on all of the loans participating in these programs nor the current status of the participating loans and we do not have the necessary information to determine the number of our policies in force that would be eligible for such modification programs.  Furthermore, a number of the policies that have completed the trial modification period have subsequently re-defaulted and we believe the number of policies that re-default will increase in the future. The ultimate impact of HAMP and other such programs is dependent on the number of policies that are successfully modified and do not re-default. Currently, we are unable to estimate with any degree of precision these factors and are, therefore, unable to estimate the ultimate impact of these programs on our results of operations and financial condition. If HAMP and/or similar programs prove to be effective in preventing foreclosures, future settled claim activity could be reduced.

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

Loan servicers have also implemented temporary foreclosure moratoriums for various reasons.  Because the completion of a valid foreclosure is a requirement for the filing of a claim for loss, these programs serve to temporarily reduce our claims settled, but may lead to greater ultimate claim costs due to the accrual of interest and other expenses. In the third and fourth quarters of 2010, foreclosure moratoriums were instituted by certain loan servicers in response to documentation problems and other issues with foreclosure proceedings. Federal banking regulators issued a report in April 2011 announcing their findings regarding foreclosure practices and changes that will be required of loan servicers. However, other parties, including a coalition of state attorneys general and the Justice Department, are continuing with their investigations and proposed settlement discussions with servicers.   We do not expect this issue to have a significant direct impact on our financial condition, other than the slowdown of settled claims due to the foreclosure moratoriums.

See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 for more information on the risks and uncertainties associated with foreclosure moratoriums.

Consolidated Results of Operations

Following is selected financial information for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2011	2010	% Change

Earned premiums	$37,128	$45,888	(19)
Net losses and loss adjustment expenses	41,705	72,238	(42)
Net loss	(4,910)	(27,811)	(82)
Diluted loss per share	(0.32)	(1.84)	(82)

We reported a smaller net loss for the first quarter of 2011 compared to the same quarter a year earlier, primarily due to improved loss development.  Improved loss development included both a smaller number of new defaults reported and better than anticipated results on previously reported defaults.

Net revenue declined by 18.6% during the first quarter of 2011 compared to the same period of 2010. The decrease in earned premium was primarily due to a lower amount of insurance in force as well as rescission activity and the related premium refunds, offset somewhat by lower ceded premium. Investment income in the first quarter of 2011 declined compared to the first quarter of 2010 due to lower average invested assets.

Net losses and LAE are comprised of net settled claims, LAE, and the change in loss reserves. The decline in net losses and loss adjustment expenses is primarily due to a lower number of newly reported defaults and improved loss development trends.

Interest expense increased during the first quarter of 2011 compared to the same period of 2010 due to the increase in the accrued interest related to the DPO liability. Other operating expenses declined significantly in the first quarter of 2011 compared to the first quarter of 2010 due to both lower personnel costs and expenses related to contract underwriting.

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

Insurance and Risk in Force

Insurance in force is the total principal balance of our insured loans.  The following table provides detail on our direct insurance in force at March 31, 2011 and 2010:

	March 31,
(dollars in millions)	2011	2010	% Change

Primary insurance	$27,764	$34,006	(18)
Modified Pool insurance	9,206	13,613	(32)
Total insurance	$36,970	$47,619	(22)

The decline in Primary insurance in force at March 31, 2011 from March 31, 2010 reflects the lack of production during the previous twelve months as well as the cancellation of insurance coverage resulting primarily from claim settlement and rescission activity.  The decline in Modified Pool insurance in force for the same period is also due to claim settlement and rescission activity, as well as the termination of a number of Modified Pool transactions where pre-determined aggregate stop loss limits in the contracts were met on a settled basis.

A small portion of our Modified Pool contracts contain provisions that terminate both the coverage and the contract when cumulative settled losses reach the stop loss limit.  No future premium is received following the termination of these Modified Pool contracts.  During the first quarter of 2011, approximately $180 million of Modified Pool insurance in force under this type of contract was terminated compared to $919 million in the first quarter of 2010 and $1.2 billion for the year ended December 31, 2010.

The majority of our Modified Pool contracts do not terminate when settled losses reach the stop loss limit and premiums will continue to be collected until such time that the remaining insurance in force is less than 10% of the original amount.  For these types of contracts, we recognize the net present value of the estimated future premium in the period during which our payments reach the maximum liability on a settled basis under the contract.  During the first quarter of 2011, approximately $291 million of Modified Pool insurance in force under this type of contract had settled losses reach the stop loss limit compared to $927 million in the first quarter of 2010 and $1.9 billion for the year ended December 31, 2010.  For both types of Modified Pool contracts, affected policies are excluded from in force statistics once the contractual stop loss limit is met on a settled basis.  We expect that other Modified Pool transactions will reach their contractual stop loss limits on a settled basis and terminate in the remainder of 2011, which will further accelerate the decline of Modified Pool insurance in force.

Persistency measures the percentage of insurance in force remaining from one-year prior and is an important metric in understanding our future premium revenue, especially in run-off as no new business is being written and our overall premium base declines over time.  Generally, the longer a policy remains on our books, or “persists”, the greater the amount of total premium revenue we will earn from the policy.  Primary insurance persistency declined slightly to 81.7% at March 31, 2011 compared to 83.2% at March 31, 2010. Modified Pool insurance persistency declined to 66.7% at March 31, 2011 compared to 69.3% at March 31, 2010. The persistency of our Modified Pool insurance has been adversely impacted by the cancellation of certain of the Modified Pool transactions. We believe our persistency has benefited from the temporary delays in foreclosures as well as the inability of many borrowers on loans that we have insured to sell or refinance existing homes due to the decline in home prices and stricter underwriting standards.

Approximately 70.6% of our Modified Pool insurance in force was originated from 2005 through 2007.  Given the adverse development of our Modified Pool insurance originated in these years, the majority of these transactions have already reached the stop loss limit on an incurred basis.  As the following table indicates, under our Modified Pool contracts, we have limited loss exposure for future defaults, or changes in loss reserves on existing defaults, from contracts originated from 2005 through 2007.  We have additional exposure to Modified Pool contracts originated in 2004 and prior years; however, given the performance to date for these policy years and our belief about the expected future performance, we expect losses from Modified Pool contracts to have significantly less bearing on our future results compared to our Primary business.

	March 31,	December 31,
(dollars in millions)	2011	2010

Modified Pool Summary
Net risk in force (accounting for stop loss amounts and deductibles)	$444	$476
Carried reserves on net risk in force	179	223
Remaining aggregate loss exposure on Modified Pool contracts	$265	$253

Remaining Aggregate Loss Exposure by Policy Year
2003 and Prior	$116	$111
2004	74	67
2005	8	7
2006	60	60
2007	7	8
	$265	$253

Risk in force is the total amount of coverage for which we are at risk under our certificates of insurance.  The following table provides detail on our Primary risk in force at March 31, 2011 and 2010.

	March 31,
(dollars in millions)	2011	2010	% Change

Gross Primary risk in force	$7,267	$8,906	(18)
Less: Ceded risk in force	(181)	(191)	(5)
Net Primary risk in force	$7,086	$8,715	(19)

The percentage of our Primary insurance in force subject to captive reinsurance arrangements decreased to 15.0% at March 31, 2011 from 15.5% at March 31, 2010.  The decline is primarily due to the cancellation of insurance coverage resulting from claim and rescission activity as well as the commutation of certain captive reinsurance agreements. Assets held in trusts supporting the reinsured risk also declined to $53.2 million at March 31, 2011 from $76.9 million at March 31, 2010.  Certain remaining captive reinsurance agreements have trust balances below the reserves ceded under the contracts.  In those cases, the net reserve credit that we recognize in our financial statements is limited to the trust balance.  Given this limitation, as well as the decline in insurance in force subject to captive reinsurance, we expect to only receive limited benefits in future periods from these agreements.

At March 31, 2011, approximately 18.1% of our gross Primary risk in force was comprised of coverage on loans with the potential for negative amortization (“pay-option ARM”) and interest only loans.  An inherent risk in both a pay-option ARM loan and an interest-only loan is the impact of the scheduled milestone in which the borrower must begin making amortizing payments, which can be substantially greater than the minimum payments required before the milestone is met.  An additional risk to a pay-option ARM loan is that the payment being made may be less than the amount of interest accruing, creating negative amortization on the outstanding principal of the loan.  The majority of our pay-option ARM loan portfolio has accumulated negative amortization and we believe these pay-option ARM loans are or will be subject to significant payment shock, which increases our risk of loss.  Many of these pay-option ARM loans are also from the 2006 and 2007 vintage years and are located in Arizona, California, Florida, and Nevada, which we refer to as “distressed markets.”  The pay-option ARM loans that we insure typically reach the milestone where the borrower must begin making amortization payments no later than five years from the date the loan was issued.  Because many of the pay-option ARMs are from the 2006 and 2007 vintages, the default rates on pay-option ARM loans over the next two years may increase as the remaining loans convert to amortizing payments.

At March 31, 2011, approximately 15.6% of our gross Primary risk in force is comprised of coverage on “Alt-A” loans.  We define Alt-A loans as loans that have been underwritten with reduced or no documentation verifying the borrower’s income, assets, or employment and where the borrower has a FICO score greater than 619. We have found a substantial amount of misrepresentation, program violations, and fraud on the Alt-A loans in our portfolio and Alt-A loans have a relatively high rescission rate.  Due in part to depressed conditions in the housing markets, the Alt-A loans, pay-option ARM loans, and interest-only loans have, as a group, performed significantly worse than the remaining prime fixed rate loans.

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

Revenues

A summary of the individual components of our revenue for the first quarter of 2011 and 2010 follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010	% Change

Direct premium written before the impact of refunds	$54,718	$69,724	(22)
Less:
Cash refunds primarily related to rescissions	(15,685)	(15,010)	(4)
Change in refund accruals primarily related to rescissions	322	(321)	200
Direct premium written	39,355	54,393	(28)
Less ceded premium written	(2,060)	(8,202)	75
Net premium written	37,295	46,191	(19)
Change in unearned premiums	(167)	(303)	45
Earned premiums	$37,128	$45,888	(19)

Net investment income	$8,491	$9,873	(14)
Net realized investment losses	$(436)	$(242)	(80)
Other income (expense)	$27	$(8)	438
Total revenues	$45,210	$55,511	(19)

The decrease in direct premium written before the impact of refunds was primarily due to a 22.4% decline in insurance in force since March 31, 2010.  During the first quarter of 2011, the net change in the accrual for Modified Pool transactions that have exceeded their respective aggregate stop loss limits on a settled basis increased premium earned by approximately $0.7 million.

Premium refunds, primarily related to rescission activity, include cash premium refunded as well as the change in the accrual for expected premium refunds.  The activity related to premium refunds reduced direct premium written by 28.1% in the first quarter of 2011 compared to 22.0% in the respective period of 2010. While we experienced a slightly smaller amount of rescission activity, as measured by the risk in force rescinded, during the first quarter of 2011 as compared to the fourth quarter of 2010, the cash amount of the premium refunds was actually higher during the 2011 first quarter.  We expect actual rescissions to decline in the remainder of 2011 compared to the volume we experienced in 2010.  Accordingly, at March 31, 2011, the accrual for expected premium refunds, which is reported in “Accrued expenses and other liabilities” on our Consolidated Balance Sheet, declined slightly to $29.3 million compared to $29.6 million at December 31, 2010 and $47.2 million at March 31, 2010.

Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captive reinsurers.  The decline in ceded premium in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to a decrease in average insurance in force subject to captive reinsurance as we commuted our two largest captive reinsurance agreements late in the first quarter of 2010.

Net investment income declined in the first quarter of 2011 compared to the one-year prior period primarily due to a decline in average invested assets. The receipt of assets from the captive commutations in the first quarter of 2010 occurred late in the quarter and had minimal impact on investment income in that quarter.  Invested assets have been used as a source of cash to fund operating cash shortfalls.  We expect average invested assets to continue to decrease in 2011 as we anticipate a deficit in operating cash flow. For further discussion, see “Investment Portfolio.”

Losses and Expenses

A summary of the significant individual components of losses and expenses for the three months ended March 31, 2011 and 2010 follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010	% Change

Net losses and loss adjustment expenses	$41,705	$72,238	(42)
Other operating expenses	4,437	9,332	(52)
Interest expense	3,978	2,469	61
Total losses and expenses	$50,120	$84,039	(40)

Loss ratio	112.3%	157.4%	(29)
Expense ratio	11.9%	20.2%	(41)
Combined ratio	124.2%	177.6%	(30)

Net losses and LAE are comprised of settled claims, LAE, and the change in the loss and LAE reserve during the period. Net losses and LAE in the first quarter of 2011 declined compared to first quarter of 2010 primarily due to a decline in the number of newly reported defaults and, to a lesser extent, favorable development from loss reserves previously provided.

 The decline in the reserve for losses during the first quarter of 2011 was primarily the result of a decline in the inventory of loans in default as the number of new defaults continues to moderate. The frequency factor utilized in our reserve methodology decreased slightly during the first quarter of 2011, which also contributed to the decline in the reserve for losses.

The following table shows the default statistics for our Primary business by policy year and breaks out the impact of the distressed markets at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Total Company				Distressed Markets
(dollars in thousands)	Primary Risk in Force	Average Primary Risk in Force Per Policy	Primary Loans in Default	Default Rate	Percent of Primary Risk in Force	Average Primary Risk in Force Per Policy	Default Rate
Policy Year
2004 & Prior	$1,581,252	$29.0	5,471	10.0%	15.1%	$28.9	12.5%
2005	993,680	40.7	4,128	16.9%	22.0%	52.6	32.9%
2006	1,431,510	49.6	5,875	20.4%	28.8%	69.7	39.9%
2007	2,776,019	52.0	9,928	18.6%	25.7%	70.8	35.4%
2008	484,132	46.7	1,082	10.4%	19.1%	54.8	18.0%
Total	$7,266,593	42.4	26,484	15.4%	23.1%	55.7	28.7%

	December 31, 2010
	Total Company				Distressed Markets
(dollars in thousands)	Primary Risk in Force	Average Primary Risk in Force Per Policy	Primary Loans in Default	Default Rate	Percent of Primary Risk in Force	Average Primary Risk in Force Per Policy	Default Rate
Policy Year
2004 & Prior	$1,662,036	$29.1	5,673	9.9%	15.0%	$29.1	12.3%
2005	1,029,617	40.7	4,256	16.8%	22.1%	52.6	33.2%
2006	1,507,343	50.1	6,269	20.8%	29.5%	70.2	41.4%
2007	2,923,180	52.6	10,985	19.8%	26.5%	71.5	37.7%
2008	502,068	46.7	1,106	10.3%	19.0%	55.1	18.0%
Total	$7,624,244	42.6	28,289	15.8%	23.5%	56.4	29.9%

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

The following table presents a roll-forward of our Primary risk in default for the first three months of 2011 and 2010.  The majority of amounts included in “Rescinded/Denied risk in default” is comprised of risk on policies that were rescinded.

		Three Months Ended
		March 31,
(dollars in millions)		2011	2010	% Change

Beginning risk in default		$1,555	$2,241	(31)
Plus:	New risk in default	203	376	(46)
Less:	Paid risk in default	(80)	(100)	(20)
	Rescinded/Denied risk in default	(125)	(133)	(6)
	Cured risk in default	(133)	(221)	(40)
Ending risk in default		$1,420	$2,163	(34)

The cure rate (cured risk in default as a percentage of beginning risk in default), was 8.6% in the first quarter of 2011 compared to 9.9% in the first quarter of 2010.  Cures are most likely to occur while the default is in its early stage.  In general, our expectation for a cure decreases significantly as the underlying mortgage becomes further delinquent until the borrower has missed ten payments.  Given the low expected cure rate once ten payments are missed, any further missed payments typically result in only a gradual decrease in the expectation for a cure.  Given the delays in foreclosure and recent decline in new default activity, the average age of the total default inventory continued to increase during the first quarter of 2011. At March 31, 2011, 61% of the default inventory was ten or more payments delinquent, compared to 58% at December 31, 2010 and 50% at March 31, 2010, which, all else being equal, is expected to produce a lower overall future cure rate.  HAMP and other lender loan modification programs have contributed to cure activity, including cures on policies that have been in default for more than ten months.  However, we expect the impact of these programs to diminish as the number of policies eligible for the programs decline.  Individual lenders are still actively seeking loan modifications as an alternative to foreclosure outside of the HAMP guidelines and we continue to see the positive results of those efforts, although these cures are primarily coming from more recently reported defaults.

We rescinded coverage on Primary and Modified Pool policies with $151 million and $208 million of total risk in default during the first quarter of 2011 and 2010, respectively.  Rescission activity remains concentrated on policies originated by certain originators and on those originated in 2006 and 2007. We believe the majority of the rescinded risk in default would have ultimately resulted in settled claims.  While we expect rescission activity to have a substantial impact on settled claim activity and our results of operations in 2011, we expect rescission levels will be lower in the remainder of 2011 from that experienced in 2010.  See Item 1A, “Risk Factors” for risks and uncertainties associated with rescission activity.

The following table details the amount of Primary risk in default and the Primary reserve balance as a percentage of risk in default at March 31, 2011 and 2010.  The table also provides the impact of the rescission factor, which is a component of the frequency factor utilized in the reserve model, on gross case reserves at the respective period end.

	March 31,	December 31,
(dollars in millions)	2011	2010
Primary Business
Gross risk on loans in default	$1,420	$1,555
Risk expected to be rescinded on loans in default	(258)	(323)
Risk in default net of expected rescissions	$1,162	$1,232

Gross case reserve (1)	$964	$1,029
Gross case reserves on loans expected to be rescinded	(181)	(226)
Gross case reserves net of expected rescissions	$783	$803

Gross case reserves net of expected rescissions as a percentage of gross risk in default	55.1%	51.6%

Gross case reserves net of expected rescissions as a percentage of gross risk in default, net of expected rescissions	67.4%	65.2%

Percentage decrease in gross case reserves from rescission factor	18.8%	22.0%

(1) Reflects gross case reserves, which excludes IBNR and ceded reserves.

The following table provides details on both the dollar amount and number of settled claims of both Primary and Modified Pool insurance for the periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010	% Change

Net settled claims:
Primary insurance	$85,634	$104,810	(18)
Modified Pool insurance	26,243	44,424	(41)
Total direct settled claims	111,877	149,234	(25)
Ceded paid losses	(4,968)	(4,261)	17
Total net settled claims	$106,909	$144,973	(26)

Number of claims settled:
Primary insurance	1,610	1,859	(13)
Modified Pool insurance	418	611	(32)
Total	2,028	2,470	(18)

The decrease in the amount of Primary direct settled claims in the first quarter of 2011 compared to the first quarter of 2010 is primarily due to: (i) delays in foreclosure proceedings resulting from, among other factors, foreclosure moratoriums implemented by servicers; (ii) the general decline in our default inventory over the past year resulting from settled claim and rescission activity; and (iii) a decline in average severity.  Average severity, which is calculated by dividing total direct settled claims by the number of claims settled, for Primary settled claims decreased 5.7% to $53,200 in the first quarter of 2011 from $56,400 in the first quarter of 2010.  We continue to see a smaller percentage of claims from the distressed markets and the 2006 and 2007 policy years, both of which have larger average risk per policy, although the decline has moderated.

The decrease in Modified Pool settled claims is primarily due to a number of transactions reaching the stop loss limit on a settled basis. These transactions were all originated in 2005, 2006, and 2007, which had a large percentage of insured policies in the distressed markets and were responsible for a larger percentage of our Modified Pool incurred losses in previous periods.  Average severity for Modified Pool settled claims declined to $62,800 in the first quarter of 2011 from $72,700 in the first quarter of 2010.

Average severity on settled claims is influenced by our ability to mitigate claims. Historically, the sale of properties by the borrower either before or during the foreclosure process was effective in reducing average severity.  However, the decline in home prices since 2007 across almost all markets, with significant declines in the distressed markets, combined with reduced mortgage credit availability has continued to negatively impact our ability to mitigate losses from sales of properties.  Policies originated in 2006 and 2007 have been particularly impacted by the decline in home prices because the properties were acquired by the borrowers at the peak of the market. We expect our ability to mitigate losses will continue to be adversely affected by these factors.  A greater concentration of settled claims in distressed markets or more recent policy years will exacerbate this effect.  Furthermore, recent issues with foreclosure proceedings may further negatively impact home sales.

Certain segments of our insured portfolio continue to perform more adversely when compared to the rest of the portfolio. These segments include:

Policies originated on properties in the distressed markets.

•	The distressed markets accounted for 40.9% of our Primary risk in default at March 31, 2011 while only comprising 23.1% of the Primary risk in force.

•	The Primary default rate for the distressed markets was 28.7% at March 31, 2011 compared to 12.6% for the non-distressed markets.

•	The distressed markets comprised 39.4% of Primary settled claims in the first quarter of 2011 while only comprising 17.8% of the policies in force at the beginning of the period.

•
The Primary claim rate, defined as the number of Primary claims paid over the previous twelve months as a percentage of the number of Primary policies in force at the beginning of the period, for the distressed markets was 8.0% at March 31, 2011 compared to 2.9% for the non-distressed markets.

Policies originated in 2006 and 2007.

•	These policy years accounted for 68.1% of our Primary risk in default at March 31, 2011 while only comprising 57.9% of the Primary risk in force.

•	The Primary default rate for these policy years was 19.2% at March 31, 2011 compared to 12.0% for the other policy years.

•	These policy years comprised 59.8% of Primary settled claims in the first quarter of 2011 while only comprising 47.9% of the policies in force at the beginning of the period.

•	The Primary claim rate for these policy years was 4.6% at March 31, 2011 compared to 3.1% for the other policy years.

We believe the adverse performance of these segments was due, in part, to non-sustainable levels of home price appreciation in the years prior to 2007 and the subsequent collapse in home prices as well as poor underwriting standards. These segments are also comprised of a large amount of pay-option ARM loans and Alt-A loans that have exhibited significant adverse performance. While these segments have performed adversely compared to the rest of the portfolio, performance in the other segments has, in general, also been adversely impacted by the same general depressed conditions in home prices and credit markets as well as high unemployment levels.

The table below provides a trend analysis of the gross cumulative incurred loss incidence rate by book year for our Primary business (calculated as cumulative gross losses settled plus loss reserves, excluding the impact of captive structures, divided by policy risk originated, in each case for a particular book year) as it has developed during each of the last five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
Book Year	2011	2010	2010	2010	2010
2000 & Prior	1.05%	1.05%	1.03%	1.03%	1.02%
2001	1.81%	1.81%	1.74%	1.70%	1.68%
2002	2.27%	2.29%	2.17%	2.11%	2.07%
2003	2.96%	2.97%	2.72%	2.59%	2.47%
2004	6.13%	6.00%	5.73%	5.44%	5.31%
2005	14.25%	13.53%	13.44%	12.69%	12.16%
2006	16.07%	15.66%	15.74%	15.67%	15.61%
2007	14.15%	13.57%	13.87%	13.75%	13.82%
2008	5.73%	5.45%	5.49%	5.14%	4.95%
Total	6.99%	6.78%	6.75%	6.59%	6.51%

Prior to 2007, the policies that we insured defaulted for a variety of reasons, but primarily due to loss of employment, divorce, or illness of a mortgage holder.  Historically, based on these primary determinants of default, we expected the gross cumulative incurred loss incidence rate for a specific book year to increase over time as the incidence of default is relatively low in the first two years following loan origination, typically reaches its peak in the second through the fifth year after loan origination, and will moderately increase over time as a small number of policies continue to default.  However, in addition to the above factors, the incidence of default in the current economic environment has been and continues to be adversely impacted by the earlier collapse in home prices, continued ongoing declines in home prices, and prolonged elevated levels of unemployment throughout the United States.  As the above table indicates, the 2005, 2006, and 2007 book years are exhibiting significantly worse performance compared to the more developed earlier book years.  We do not expect this adverse performance to subside and expect the gross cumulative incurred loss incidence rate of these book years to remain significantly higher than our previous books of business.

Expenses and Taxes

Other operating expenses in the first quarter of 2011 declined significantly compared to the same period of 2010.  A large portion of our variable operating expenses are related to personnel cost and our headcount has contracted significantly since we entered run-off in July 2008, including a 32% decline during the year ended December 31, 2010. We expect our headcount to continue to decline over time. We recognize the full cost of the severance benefits provided to terminated employees in the period that the individual is notified; therefore, the savings in compensation costs is generally not realized until the subsequent quarter.  During the first quarter of 2011, we expensed severance costs of $0.1 million compared to $1.1 million in the first quarter of 2010.

Another factor contributing to the decline in other operating expenses is the amount that we set aside for remedies related to contract underwriting.  In the first quarter of 2010, we recognized $1.9 million of expense related to contract underwriting which included an increase in the reserve for contract underwriting remedies of $0.9 million to reflect an increase in anticipated remedy payments.  In the first quarter of 2011, we only recognized costs of $0.5 million related to contract underwriting.

We lease office space with lease commitments through November 2012 and have sub-leased or relinquished our lease on a significant part of unused office space, which continues to provide a positive impact on expenses.

Interest expense increased 61% in the first quarter of 2011 compared to the same period of 2010 due to the increase in accrued interest related to the DPO liability.  Interest expense on the DPO, the only component of interest expense in the first quarter of 2011, was $4.0 million in the first quarter of 2011 compared to $1.8 million in the first quarter of 2010.  The payment of interest related to the DPO is dependent on attaining certain risk to capital and other operating ratios and is subject to approval by the Department.  No interest has been paid on the DPO since it was established in June 2008. In addition to interest expense on the DPO, interest expense in the first quarter of 2010 also included interest expense on the long-term debt of $0.7 million.

Because the Company has an NOL carryforward as of March 31, 2011, we are unable to obtain an immediate benefit from an operating loss.  Therefore, we did not recognize an income tax benefit in the Statement of Operations for the first quarter of 2011.  The NOL carryforward is calculated using the amounts reported on our income tax returns, which approximates amounts we reported under SAP as opposed to GAAP.  At March 31, 2011, our NOL carryforward was $448.4 million compared to $409.3 million at December 31, 2010.

Financial Position

Total assets decreased to $964.0 million at March 31, 2011 from $991.6 million at December 31, 2010.  Total cash and invested assets decreased to $882.0 million at March 31, 2011 from $890.7 million at December 31, 2010.

Total liabilities were $1.6 billion at both March 31, 2011 and December 31, 2010.  During the first quarter of 2011, the reserve for losses and loss adjustment expenses declined by $69.5 million while the DPO and related accrued interest increased by $48.7 million. Approximately 55% of our total invested assets reported at March 31, 2011 were held in a separate account pursuant to a custodial arrangement to support the liability for the DPO and related accrued interest as required by the second Corrective Order.  We expect the DPO liability to continue to increase during 2011.

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

Our portfolio is primarily composed of taxable publicly-traded fixed income securities as well as tax-preferred state and municipal securities.  Our taxable publicly-traded fixed income securities primarily include corporate debt obligations, residential mortgage-backed securities, asset-backed securities, and obligations of the U.S. Government and its agencies.  Approximately 55% of our total invested assets reported at March 31, 2011 were held in a separate account pursuant to a custodial arrangement to support the liability for the DPO and related accrued interest as required by the second Corrective Order, compared to 49% at December 31, 2010.

The following table reflects the composition of our investment portfolio at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities:
U. S. government and agency securities	$41,621	4.9	$43,424	5.1
Foreign government securities	16,065	1.9	15,075	1.8
Corporate debt	544,792	64.6	531,656	62.4
Residential mortgage-backed	59,346	7.0	67,941	8.0
Commercial mortgage-backed	23,749	2.8	21,956	2.6
Asset-backed bonds	36,245	4.3	39,725	4.7
State and municipal bonds	88,621	10.6	92,558	10.9
Total fixed maturities	810,439	96.1	812,335	95.4
Short-term investments	32,469	3.9	39,561	4.6
Total securities	$842,908	100.0	$851,896	100.0

The decline in our invested assets from December 31, 2010 is due to cash used to fund our negative cash flow from operations.  We anticipate negative cash flow from operations in 2011 due to the expected level of claims settled and declining net premium collections.  We expect the proceeds from the maturity and sale of securities will be used to fund these anticipated shortfalls.  We have attempted to structure maturities in our investment portfolio in anticipation of these funding needs.  The effective duration of our fixed maturity portfolio was 3.4 years at both March 31, 2011 and December 31, 2010.

Unrealized Gains and Losses

The following table summarizes by category our unrealized gains and losses in our securities portfolio at March 31, 2011:

	As of March 31, 2011
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$40,981	$640	$-	$41,621
Foreign government securities	15,931	134	-	16,065
Corporate debt	522,088	22,704	-	544,792
Residential mortgage-backed	56,430	2,916	-	59,346
Commercial mortgage-backed	23,739	10	-	23,749
Asset-backed bonds	35,256	989	-	36,245
State and municipal bonds	83,836	4,785	-	88,621
Total fixed maturities	778,261	32,178	-	810,439
Short-term investments	32,469	-	-	32,469
Total securities	$810,730	$32,178	$-	$842,908

Given our previous substantial losses from operations, regulatory oversight of our operations, and the significant doubt regarding our ability to continue as a going concern, we may be unable to hold impaired assets for a sufficient time to recover their value.  As a result, we recognized impairment losses on all securities whose amortized cost was greater than the fair value at March 31, 2011.  If we believe that the recorded impairment was due to interest related factors and not credit related, we will amortize the difference between the impaired value and principal amount into interest income based upon the anticipated maturity date.  During the first quarter of 2011, we recognized approximately $0.9 million of impairment losses.

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

	March 31, 2011		December 31, 2010
(dollars in thousands)	Fair Value	Percent	Fair Value	Percent

Fixed Maturities:
U.S. treasury and agency bonds	$41,621	5.1	$43,424	5.3
AAA	138,501	17.1	147,573	18.2
AA	196,130	24.2	196,691	24.2
A	377,322	46.6	374,931	46.2
BBB	34,289	4.2	30,387	3.8
BB	4,913	0.6	1,884	0.2
B	342	-	351	-
CCC	2,544	0.3	2,764	0.3
CC and lower	2,185	0.3	2,193	0.3
Not rated	12,592	1.6	12,137	1.5
Total fixed maturities	$810,439	100.0	$812,335	100.0

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

Under the Department’s Corrective Orders, all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by the recording of a DPO.  In addition to the DPO, Triad also accrues interest based on the average net investment yield earned by Triad’s investment portfolio.  The ultimate payment of both the DPO and the interest are subject to Triad’s future financial performance and requires the approval of the Department.  At December 31, 2010, the total amount of the DPO was $464.3 million, including accrued interest of $16.4 million.  Approximately 55% of our total invested assets reported at March 31, 2011 were held in a separate account pursuant to a custodial arrangement to support the liability for the DPO and related accrued interest as required by the second Corrective Order.  The specific terms of the Corrective Order requiring the DPO have and will continue to positively impact our operating cash flows until such time, if any, that we are required to distribute payments on the DPO.  However, because we remain obligated to pay the DPO and will accrue interest on the DPO based on the average net investment yield earned by Triad’s investment portfolio, we do not expect to realize any ultimate financial benefit or expense from recording a DPO.

We sold our information technology and operating platform to Essent Guaranty, Inc. (“Essent”) in the fourth quarter of 2009 and are scheduled to receive the final fixed payment of $2.5 million in the fourth quarter of 2011.  The majority of the payment will be remitted to Triad while a small amount will be remitted to TGI as described below.  Under a services agreement, Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad.  Payment for these services is a variable expense based on the number of policies in force with a minimum payment of $150,000 per month for the initial five-year term of the agreement.

Generally, our sources of operating funds consist of premiums received and investment income.  Operating cash flow is applied to the payment of claims and other expenses.  In the first quarter of 2011, we reported a deficit in operating cash flow from operations of $5.0 million compared to positive cash flow from operations of $157.3 million in the same quarter of 2010, which included $188.7 million from the commutation of our two largest captive reinsurance agreements.  Absent those commutations and excluding any additional amounts that would have been ceded under those agreements, we would have reported negative operating cash flow from operations of $31.4 million in the first quarter of 2010.  Operating cash flow in the first quarter of 2011 benefited from one-time tax refunds amounting to $11.7 million related to NOL carrybacks that were filed in 2010.  Operating cash flow shortfalls were funded primarily through sales and maturities of short-term investments.  See “Investment Portfolio” for more information.

Net cash received from premiums was $36.8 million during the first quarter of 2011 compared to $44.3 million in the first quarter of 2010.  This decrease was due to the overall decline in insurance in force as well as premium refunds related primarily to rescission activity.  During the first quarter of 2011, premium refunds were $15.6 million compared to $15.0 million in the same quarter of 2010.  The decrease in net cash received from premiums was offset partially by a decline in premium ceded to captive reinsurers due to our ongoing run-off and commutations.  Premium ceded in the first quarter of 2011 decreased by 78% compared to the same period of 2010.

Cash outflows on settled claims during the first quarter of 2011 were $59.1 million compared to cash received of $101.7 million during the same period of 2010.  Cash outflows on settled claims in the first quarter of 2011 were reduced by $48.6 million as a result of the DPO requirement. The cash received in the first quarter of 2010 reflects $188.7 million received from the captive commutations as well as the impact of the DPO requirement which was $59.8 million.

We expect to report negative quarterly cash flows from operations in the remainder of 2011 as we continue to believe that claims and expenses will exceed our net premium and investment income.  We currently do not anticipate any other significant cash receipts in future periods from captive commutations, income tax refunds, or from other sources. We anticipate that the funds necessary to meet the operating shortfall will come from the scheduled maturities of invested assets and, if needed, sales of other assets in our investment portfolio.

Our deficit in assets increased to $593.1 million at March 31, 2011 from $586.2 million at December 31, 2010.  We expect to continue to report a deficit in assets for the foreseeable future.

Insurance Company Specific

The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary, such as Triad, can pay its parent company.  The Corrective Orders prohibit the payment of dividends by Triad to TGI without prior approval from the Department, which is highly unlikely for the foreseeable future.

Included in TGIC’s policyholders’ surplus is a surplus note of $25 million payable to TGI.  The Corrective Orders prohibit the accrual and payment of the interest on the surplus note without prior approval by the Department, which has broad discretion to approve or disapprove any such payment.  We do not anticipate that TGIC will be able to pay any principal or interest on this note for the foreseeable future.

Triad’s ability to incur any material operating and capital expenditures, as well as its ability to enter into any new contracts with unaffiliated parties, also requires the Department’s approval (except for certain operating expenditures that have been preapproved by the Department).

Triad continues to cede business to captive reinsurance affiliates of certain mortgage lenders. Total trust assets amounted to $56.7 million at March 31, 2011 compared to $56.4 million at December 31, 2010.  Future captive commutations, if any, are not expected to have a material impact on our results of operations or financial condition.

The statutory risk-to-capital ratio has historically been used as a measure by many states and regulators of an insurer’s capital adequacy and ability to underwrite new business.  The risk-to-capital ratio is no longer relevant for Triad for that purpose because we are operating in run-off.

Triad’s policyholders’ surplus at March 31, 2011 was $238.2 million compared to $225.9 million at December 31, 2010.  However, absent the implementation of the DPO requirement, Triad would have reported a deficiency in policyholders’ surplus of $605.1 million at March 31, 2011 and $592.9 million at December 31, 2010.

Holding Company Specific

In early July 2010, we repurchased and retired the entire $35.0 million principal amount of TGI’s 7.90% Notes due January 15, 2028 (the “Notes”) for an aggregate purchase price of approximately $4.9 million.  TGI’s remaining cash and invested assets were approximately $1.6 million at December 31, 2010.  Our repurchase and retirement of the Notes eliminates the need for us to continue to make the semi-annual interest payments that otherwise would have been due under the Notes with what we expect to be limited sources of cash on hand.  If we had remained subject to this debt service payment and defaulted at a subsequent date, it likely would have led us to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.  As of March 31, 2011, TGI has no outstanding debt.  Given our current financial condition, we do not believe we would be able to successfully access the capital markets to obtain long-term or short-term financing on either a debt or equity basis.

TGI’s sources of revenue include investment income earned from investments as well as the reimbursement of expenses from Triad. However, as a result of the repurchase of the Notes in July 2010, TGI only has $1.6 million of cash and invested assets at March 31, 2011 compared to $7.5 million at June 30, 2010 and investment earnings is no longer a meaningful source of cash proceeds.

TGI’s expenses primarily consist of legal, Board, accounting, and consulting fees and are expected to range from approximately $250,000 to $600,000 per quarter.  Triad has historically reimbursed TGI for a majority of its operating cash expenses under a management agreement.  Pursuant to the Corrective Orders, we are required to submit to the Department a request for reimbursement of these expenses on a quarterly basis. TGI cash expenses were approximately $0.2 million in the first quarter of 2011 and all requested reimbursements, which include the majority of these expenses, have been approved. There can be no assurance these quarterly expenditures will not increase in the future.  If the Department prohibits or limits the reimbursement by Triad of TGI’s operating expenses, the limited cash resources of TGI will be adversely affected.

As part of the sale of the information technology and operating platform to Essent, TGI also sold the software related to the establishment of Canadian operations under the same payment terms. Under these terms, TGI received approximately $0.1 million in the fourth quarter of 2010 and is scheduled to receive the final fixed payment of $0.1 million in the fourth quarter of 2011.  TGI may receive an additional $0.6 million in contingent payments through 2014 if certain sales goals are met.

Update on Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2010, we identified the establishment of the reserves for losses and LAE as well as the valuations on our investments as the two areas that require a significant amount of judgment and estimates.  We provided a sensitivity analysis surrounding the reserve for losses and LAE and the two most sensitive areas of judgment, specifically the frequency and severity factors used in the establishment of reserves.  We continue to believe that a 20% change, plus or minus, in the frequency factor (which includes our estimate of future rescissions in the existing defaults) is possible given the uncertainty surrounding home prices and the economy.  In the three months ended March 31, 2011, we decreased the frequency factor used in our reserve methodology by less than 1% based on actual experience with specific segments of our in force portfolio.  Additionally, we believe the 5% increase or decrease in the severity factor remains a viable range through 2011, although the severity factor increased less than 1% during the year ended December 31, 2010.

Economic conditions that could give rise to an increase in the frequency rate include a sudden increase or a prolonged period of elevated unemployment rates, further deterioration in home prices, especially in geographical areas that had previously been less susceptible to such downward trends, or increased cultural or social acceptance of strategic defaults.  Conversely, an improved housing market, a sustained period of economic and job growth or the inability of servicers to foreclose on delinquent borrowers due to documentation issues could potentially decrease the frequency rate.  Any factor that would affect the ability to sell a home of a borrower in default prior to foreclosure could affect our severity.  The most prominent of these would be the value of the underlying home. Government and private industry programs designed to stem the volume of foreclosures could also impact frequency and severity and the impact of these programs would most likely have a positive effect on our severity and frequency factors.

While rescission activity has been significant since 2007, our recent level of rescission activity is not necessarily indicative of future trends.  Furthermore, our ability to rescind a policy may be adversely impacted by legal challenges from policyholders.  The increased level of rescission and claims denial activity by mortgage insurers has caused certain policyholders and loan servicers to institute legal actions to challenge the validity of rescissions and claim denials, and we are currently a defendant in such a proceeding.  See Part II, Item 1, “Legal Proceedings” for further information.  We believe it is likely that other lenders and mortgage servicers will challenge the ability of mortgage insurers to rescind and deny coverage, including the filing of additional lawsuits.  An adverse court decision against us or another mortgage insurer could set a precedent that has the effect of significantly restricting or limiting our ability to rescind policies or deny coverage of claims and require a corresponding decrease in our rescission factor.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We had no material off-balance sheet arrangements at March 31, 2011.

We lease office facilities and office equipment under operating leases with minimum lease commitments that range from one to three years.  We currently sublease space on three of the five floors of our office facility to Essent.  We had no capitalized leases or material purchase commitments at March 31, 2011.

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

•	our ability to operate our business during run-off and maintain a solvent run-off;

•	our ability to continue as a going concern;

•	if Triad is not permitted or is otherwise unable to provide funds to TGI, the available resources of TGI will be insufficient to satisfy future operating expenses;

•	our ability to rescind coverage or deny claims could be restricted or limited by legal challenges from policyholders and loan servicers;

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

•
if we have failed to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to reimburse lenders for the losses incurred on those loans that we underwrote or provide other remedies;

•	the possibility that there will not be adequate interest in our common stock to ensure efficient pricing on the over the counter markets; and

•	our ability to lower operating expenses to the most efficient level while still mitigating losses effectively during run-off, which will directly impact our financial performance in run-off.

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

b)
There were no changes to our internal control over financial reporting during the period ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below. No liability has been established in the financial statements regarding current litigation as the potential liability, if any, cannot be reasonably estimated.

On February 6, 2009, James L. Phillips served a complaint against Triad Guaranty Inc., Mark K. Tonnesen and Kenneth W. Jones in the United States District Court, Middle District of North Carolina.  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the common stock of the Company between October 26, 2006 and April 1, 2008 and the complaint alleges violations of federal securities laws by the Company and two of its present or former officers.  The court appointed lead counsel for the plaintiff and an amended complaint was filed on June 22, 2009.  We filed our motion to dismiss the amended complaint on August 21, 2009 and the plaintiff filed its opposition to the motion to dismiss on October 20, 2009.  Our reply was filed on November 19, 2009 and oral arguments on the motion occurred on August 30, 2010.  The court has not yet issued its opinion.  We intend to vigorously defend this matter.

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. Three groups of current owners and/or servicers of AHM-originated loans filed motions to intervene in the lawsuit, which were granted by the Court on May 10 and October 29, 2010.  On March 4, 2011, Triad amended its complaint to add a count alleging fraud in the inducement.  On March 25, 2011, each of the interveners filed a motion to dismiss. The total amount of risk originated under the AHM master policies, accounting for any applicable stop loss limits associated with Modified Pool contracts and less risk originated on policies which have been subsequently rescinded, was $1.4 billion, of which $0.8 billion remained in force at March 31, 2011.  Triad continues to accept premiums and process claims under the master policies, with the earned premiums and settled losses reflected in the Consolidated Statements of Operations.  However, as a result of the litigation, Triad ceased remitting claim payments to companies servicing loans originated by AHM and the liability for losses settled but not paid is included in “Accrued expenses and other liabilities” on the Consolidated Balance Sheets.  Triad has not recognized any benefit in its financial statements pending the outcome of the litigation.

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

Triad Guaranty Inc.

/s/ Kenneth S. Dwyer
May 13, 2011	Kenneth S. Dwyer Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.