Form 10-Q
period 2011-06-30
TRIAD GUARANTY INC
filed 2011-08-12
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Number of shares of common stock, par value $0.01 per share, outstanding as of July 29, 2011 was 15,328,128.

TRIAD GUARANTY INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 30,
(dollars in thousands, except per share data)	2011	2010
	(unaudited)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $720,238 and $777,545)	$757,124	$812,335
Short-term investments	65,894	39,561
Total invested assets	823,018	851,896
Cash and cash equivalents	40,277	38,762
Accrued investment income	7,569	8,243
Property and equipment	1,603	2,136
Reinsurance recoverable, net	31,230	40,806
Other assets	36,969	49,782
Total assets	$940,666	$991,625

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Losses and loss adjustment expenses	$910,530	$1,060,036
Unearned premiums	8,642	9,057
Deferred payment obligation, including interest	517,193	415,657
Accrued expenses and other liabilities	97,629	93,075
Total liabilities	1,533,994	1,577,825
Commitments and contingencies - Note 4
Stockholders' deficit:
Preferred stock, par value $0.01 per share --- authorized 1,000,000
shares; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share --- authorized 32,000,000
shares; issued and outstanding 15,328,128 and 15,258,128 shares	153	153
Additional paid-in capital	114,104	114,084
Accumulated other comprehensive income, net of income tax
liability of $16,575	20,769	18,609
Accumulated deficit	(728,354)	(719,046)
Deficit in assets	(593,328)	(586,200)
Total liabilities and stockholders' deficit	$940,666	$991,625

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2011	2010	2011	2010

Revenue:
Premiums written:
Direct	$35,982	$74,196	$75,336	$128,589
Ceded	(1,157)	(2,730)	(3,216)	(10,932)
Net premiums written	34,825	71,466	72,120	117,657
Change in unearned premiums	569	864	402	561
Earned premiums	35,394	72,330	72,522	118,218

Net investment income	8,126	10,560	16,617	20,434
Net realized investment gains (losses)	3,000	(985)	2,564	(1,227)
Other income (losses)	29	-	56	(8)
	46,549	81,905	91,759	137,417

Losses and expenses:
Net losses and loss adjustment expenses	41,300	(7,770)	83,005	64,468
Interest expense	4,469	2,816	8,447	5,285
Other operating expenses	5,178	7,021	9,615	16,353
	50,947	2,067	101,067	86,106
Income (loss) before income tax expense	(4,398)	79,838	(9,308)	51,311
Income tax expense:
Deferred	-	717	-	-
Net (loss) income	$(4,398)	$79,121	$(9,308)	$51,311

Income (loss) per common and common equivalent share:
Diluted (loss) income per share	$(0.29)	$5.24	$(0.61)	$3.40

Shares used in computing (loss) income per common and common equivalent share:
Diluted	15,258,128	15,112,227	15,241,498	15,108,721

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2011	2010

Operating activities
Net (loss) income	$(9,308)	$51,311
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	(149,921)	(230,822)
Accrued expenses and other liabilities	4,554	9,557
Deferred payment obligation	101,536	123,783
Income taxes recoverable	11,707	-
Reinsurance, net	9,576	183,670
Accrued investment income (loss)	674	(527)
Net realized investment (gains) losses	(2,564)	1,227
Provision for depreciation	533	824
Discount accretion (premium amortization) on investments	923	(1,078)
Other assets	1,179	(9,924)
Other operating activities	19	152
Net cash (used in) provided by operating activities	(31,092)	128,173

Investing activities
Securities available-for-sale:
Purchases – fixed maturities	(35,338)	(251,268)
Sales – fixed maturities	39,216	73,482
Maturities – fixed maturities	55,156	65,422
Sales – equities	-	14
Purchases (sales) of other investments	(94)	427
Net change in short-term investments	(26,333)	(2,516)
Property and equipment	-	3
Net cash provided by (used in) investing activities	32,607	(114,436)

Net change in cash and cash equivalents	1,515	13,737
Cash and cash equivalents at beginning of period	38,762	21,839
Cash and cash equivalents at end of period	$40,277	$35,576

Supplemental schedule of cash flow information
Cash (received) paid during the period for:
Income taxes	$(11,707)	$-
Interest	$-	$1,383

See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

Triad ceased issuing new commitments for mortgage guaranty insurance coverage on July 15, 2008 and is operating its business in run-off under two Corrective Orders issued by the Department, as discussed in “Corrective Orders” below.  The first Corrective Order was issued in August 2008.  The second Corrective Order was issued in March 2009 and subsequently amended in May 2009.  As noted above and used in these financial statements, the term "run-off" means continuing to service existing policies, but writing no new mortgage guaranty insurance policies.  Servicing existing policies includes:

•	billing and collecting premiums on policies that remain in force;

•	cancelling coverage at the insured’s request;

•	terminating policies for non-payment of premium;

•	working with borrowers in default to remedy the default and/or mitigate losses;

•	reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and

•	settling all legitimate filed claims per the provisions of the policies and the two Corrective Orders issued by the Department.

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

Accounting Principles

The Company prepares its financial statements presented in this Quarterly Report on Form 10-Q in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The financial statements for Triad that are provided to the Department are prepared in accordance with Statutory Accounting Principles (“SAP”) as set forth in the Illinois Insurance Code or prescribed by the Department.  The primary differences between GAAP and SAP for Triad at June 30, 2011 were the methodology utilized for the establishment of reserves and the reporting requirements relating to the DPOs stipulated in the second Corrective Order.

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

2.  Going Concern

The Company has prepared its financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to the Company's ability to continue as a going concern.  This uncertainty is based on, among other things, the possible failure of Triad to comply with the provisions of the Corrective Orders and the Company's ability to generate enough income over the term of the remaining run-off to overcome its $593.3 million deficit in assets at June 30, 2011.

The positive impact on statutory surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $246.5 million at June 30, 2011, as opposed to a deficiency in policyholders’ surplus of $623.9 million on the same date had the second Corrective Order not been implemented.  While the implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about the Company’s ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent or for other reasons stated above.  If the Department were to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  The consolidated financial statements that are presented in this report do not include any accounting adjustments that reflect the financial risks of Triad entering receivership proceedings or otherwise not continuing as a going concern.

3.  Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or subsequent periods.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

•	Require Triad to obtain prior written approval from the Department before entering into certain transactions with unaffiliated parties;

•	Require that all valid claims under Triad’s mortgage guaranty insurance policies be settled 60% in cash and 40% by recording a DPO;

•	Require the accrual of simple interest on the DPO at the same average net rate earned by Triad’s investment portfolio; and

•
Require that loss reserves in financial statements prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department be established to reflect the cash portion of the estimated claim settlement, but not the DPO.

The DPO is an interest bearing subordinated obligation of Triad with no stated repayment terms.  The requirement to settle claims with both the payment of cash and recording of a DPO became effective in June 2009.  At June 30, 2011, the recorded DPO, including accrued interest of $20.8 million, amounted to $517.2 million and, as a result, approximately 63% of the Company’s total invested assets reported at June 30, 2011 were held in a separate account pursuant to a custodial arrangement to support this liability as required by the second Corrective Order.  The recording of the DPO does not affect reported settled losses as the Company continues to report the entire amount of a claim in its statements of operations.  The accounting treatment for the recording of the DPO on the balance sheet on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus; accordingly, any repayment of the DPO or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.  However, in the Company’s financial statements prepared in accordance with GAAP included in this report, the DPO, including the related accrued interest, is reported as a liability.  At June 30, 2011, the cumulative effect of the DPO requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves at anticipated cash payments rather than the full claim amount, was to increase statutory policyholders’ surplus by $870.4 million over the amount that would have been reported absent the second Corrective Order.  There was no such impact to loss reserves or stockholders’ deficit calculated on a GAAP basis.

The second Corrective Order provides financial thresholds, specifically regarding the statutory risk-to-capital ratio and the level of statutory policyholders’ surplus that, if met, may indicate that the Department should reduce the DPO percentage and/or require distributions to DPO holders.  The second Corrective Order specifically required that the Department consider whether such changes should be made or payments allowed prior to December 31, 2010.  In December 2010, Triad was notified by the Department that based upon Triad’s surplus position, risk-to-capital ratio and the continued economic uncertainty, the Department had determined that it was inappropriate to reduce the DPO percentage or require Triad to make a distribution to the DPO holders at that time.

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

Illinois insurance regulations, as well as the insurance regulations of certain other states, limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times total statutory capital, which is defined as the statutory surplus plus the statutory contingency reserve.  The Corrective Orders under which Triad is currently operating specifically prohibit the writing of new insurance by Triad.  While the risk-to-capital ratio of Triad has benefitted from the DPO requirements of the Corrective Orders, it remains substantially greater than the 25:1 regulatory guideline.  Even if Triad’s risk-to-capital ratio were to be reduced to 25-to-1 or lower as a result of the second Corrective Order, Triad would continue to be prohibited by the Department from issuing new commitments for insurance.

Reinsurance

Prior to entering into run-off, the Company entered into various captive reinsurance agreements that were designed to allow lenders to share in the risks of mortgage insurance.  Because the Company is operating in run-off and not issuing any new insurance policies, only policies previously reinsured under the agreements are covered until such time that the policy is cancelled or the captive reinsurance agreement is terminated.  Under the typical captive reinsurance agreement, a captive reinsurer, generally an affiliate of the lender, assumed a portion of the risk associated with the lender’s book of business insured by TGIC in exchange for a percentage of the premiums that TGIC collected.

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

During the first quarter of 2010, the Company determined that its two largest captive reinsurers had not maintained the required capitalization in their trusts.  As a result, and with the mutual agreement of each of the captive reinsurers, the Company commuted both of these captive reinsurance agreements during the first quarter of 2010 and received approximately $188.7 million of aggregate trust assets from the two captive reinsurers.   These commutations resulted in an increase in invested assets and a corresponding decrease in reinsurance recoverable.  The commutations had minimal impact on the Company’s results of operations or financial condition because the net amounts received were previously recorded as reinsurance recoverable on the balance sheet.  The commutations and receipt of the trust assets, however, positively impacted cash flows for the quarter ended March 31, 2010.  In the second quarter of 2011, the Company commuted three additional small captive reinsurance agreements.  These second quarter commutations also had minimal impact on the Company’s results of operations or financial condition because the net amounts received were previously recorded as reinsurance recoverable on the balance sheet.

Loss Reserves

The Company establishes loss reserves to provide for the estimated costs of settling claims on loans reported in default and estimates on loans in default that are in the process of being reported to the Company as of the date of the financial statements.  Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default.  Loss reserves are established by management using historical experience and by making various assumptions and judgments about the number of loans in default that will ultimately result in a claim payment (claim rate or frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default.  The Company’s reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as, among others, default status, policy year, and the number of months the policy has been in default, as well as the combined loan-to-value (“LTV”) ratio.  The Company also incorporates in the calculation of loss reserves the probability that a policy may be rescinded for underwriting violations.

Generally, the Company’s master policies provide that we are not liable to settle a claim for loss if the application for insurance for the loan in question contains fraudulent information, misrepresentations, or other underwriting violations, which are referred to collectively as underwriting violations. Where such underwriting violations are found, coverage on the loan may be rescinded, or canceled, retroactive to the date the insurance was written. In cases where coverage is rescinded, all premiums paid on the policy are returned.

During 2010, 2009, and 2008, the Company rescinded coverage on policies with risk in force of $714 million, $683 million, and $244 million, respectively.  Furthermore, in the first six months of 2011, the Company rescinded coverage on policies with risk in force of $251 million.  Rescission activity has been concentrated in policies that were in default or with respect to which a claim had already been filed and would likely have ultimately progressed to a settled claim.

Rescissions are a key component in determining the level of estimated loss reserves and ultimately the level of paid claims and any change to the actual rescission rate compared to those utilized in the reserve methodology can have a material impact on the Company’s financial condition.  Such changes may come about for a number of reasons including legal determinations and settlement agreements with servicers or loan originators regarding Triad’s ability to rescind coverage.

Triad is currently involved in litigation regarding its rescission practices and customers have the right to challenge our rescission decisions and routinely do so.  Triad has not established additional loss reserves to reflect the possibility that it will be unsuccessful in defending its rescission decisions in the ongoing legal proceeding or in other challenges.  An adverse ruling regarding our rescission practices in the ongoing legal proceeding may adversely affect our rescission practices with other lenders.  See Note 4, “Litigation” in this document and Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information.

A number of factors can impact the actual frequency and severity realized during the year compared to those utilized in the reserve assumptions at the beginning of the year including:  unanticipated changes in home prices; the unanticipated impact of loan modification programs; the impact of a higher or lower unemployment rate than anticipated; an unanticipated slowdown or acceleration of the overall economy; or social and cultural changes that are more accepting of mortgage defaults even when the borrower has the ability to pay.  Changes in the actual rescission rate compared to the rate utilized in the reserve assumptions can also impact the frequency factor.

The assumptions utilized in the calculation of the loss reserve estimate are continually reviewed and adjusted as necessary.  The impact of such adjustments could be material and would be reflected in the financial statements in the periods in which the adjustments are made.

Income Recognition

In addition to the income recognition policies related to premiums as described in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company establishes an accrual to recognize the net present value of estimated future premiums of certain Modified Pool transactions where pre-determined aggregate stop-loss limits in the related contracts have been met on a settled basis, but for which the premium continues until the insurance in force declines to 10% of the original amount.  Changes to the accrual are recognized in the financial statements. The following changes to the accrual affect income:

•	The initial establishment of an accrual for a Modified Pool transaction that exceeds the pre-determined aggregate stop-loss limits on a settled basis. This will increase income.

•
Differences in premium received and the estimate of premium received for such Modified Pool transactions. Income would increase or decrease if the premium received is greater than or less than, respectively, the estimate of premium received.

•	Changes to the net present value of estimated future premiums for such Modified Pool transaction. Changes, if any, could increase or decrease income.

The impact of any such changes would be reflected in the financial statements for the period in which the adjustments are made.  During the first six months of 2011, the net change in this accrual had a negligible impact on earned premium.

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

In May 2011, the FASB, together with the International Accounting Standards Board (“IASB”), jointly issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”).  The adoption of ASU 2011-04 gives fair value the same meaning between GAAP and International Financial Reporting Standards (“IFRS”), and improves consistency of disclosures relating to fair value.  The provisions of ASU 2011-04 will be effective for years beginning after December 15, 2011 and changes are to be applied prospectively.  Changes in valuation techniques will be treated as changes in accounting estimates.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  The revised guidance requires other comprehensive income to be presented in a location continuous with the statement of operations.  Companies may choose to include the statement of other comprehensive income with the statement of operations to create a statement of total comprehensive income.  Alternatively, the statement of other comprehensive income may be presented separately from a statement of operations, but the two statements must appear consecutively within the financial statements.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, and should be applied retrospectively.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

4.  Contingencies

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

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies.  Three groups of current owners and/or servicers of AHM-originated loans filed motions to intervene in the lawsuit, which were granted by the Court on May 10 and October 29, 2010.  On March 4, 2011, Triad amended its complaint to add a count alleging fraud in the inducement.  On March 25, 2011, each of the interveners filed a motion to dismiss.  Triad filed its answer and answering brief in opposition to the motions to dismiss on May 27, 2011 and the interveners filed their reply briefs on July 13, 2011.  The total amount of risk originated under the AHM master policies, accounting for any applicable stop-loss limits associated with Modified Pool contracts and less risk originated on policies which have been subsequently rescinded, was $1.4 billion, of which $0.8 billion remained in force at June 30, 2011.  Triad continues to accept premiums and process claims under the master policies, with the earned premiums and settled losses reflected in the Consolidated Statements of Operations.  However, as a result of the litigation, Triad ceased remitting claim payments to companies servicing loans originated by AHM and the liability for losses settled but not paid is included in “Accrued expenses and other liabilities” on the Consolidated Balance Sheets.  Triad has not recognized any benefit in its financial statements pending the outcome of the litigation.

On November 4, 2009, AHM filed an action in the Bankruptcy Court seeking to recover $7.6 million of alleged preferential payments made to Triad. AHM alleges that such payments constitute a preference and are subject to recovery by the bankrupt estate.  Triad filed its answer on March 4, 2011 and its initial disclosures on June 17, 2011.  AHM filed its initial disclosures and initial discovery on June 17, 2011.  In the event a settlement is not successfully concluded, Triad intends to vigorously defend this matter.

On March 5, 2010, Countrywide Home Loans, Inc. filed a lawsuit in the Los Angeles County Superior Court of the State of California alleging breach of contract and seeking a declaratory judgment that bulk rescissions of flow loans is improper and that Triad is improperly rescinding loans under the terms of its master policies.  On May 10, 2010 the case was designated as complex and transferred to the Court’s Complex Litigation Program.  Non-binding mediation occurred on July 22, 2011.  Triad intends to vigorously defend this matter.

5.  Investments

All fixed maturity securities are classified as “available-for-sale” and are carried at fair value.  Approximately 63% of the Company’s total invested assets reported at June 30, 2011 were held in a separate account pursuant to a custodial arrangement to support the liability for the DPO and related accrued interest as required by the second Corrective Order, compared to 49% at December 31, 2010.

 Unrealized gains on available-for-sale securities, net of tax, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity. Effective December 2008, the Company has recognized an impairment loss on all securities for which the fair value was less than the amortized cost at the balance sheet date because the Company may not be in a position to retain a security until it recovers value due to its financial condition and the regulatory oversight by the Department. Impairment losses are recognized as realized investment losses in the Consolidated Statement of Operations. If the Company believes that the recorded impairment was due to interest related factors and not credit related, the difference between the impaired value and principal amount will be amortized into interest income based upon the anticipated maturity date.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities as of June 30, 2011 and December 31, 2010 were as follows:

	As of June 30, 2011
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$32,983	$533	$-	$33,516
Foreign government securities	15,910	493	-	16,403
Corporate debt	485,206	26,289	-	511,495
Residential mortgage-backed	49,224	2,575	-	51,799
Commercial mortgage-backed	28,723	619	-	29,342
Asset-backed bonds	33,172	1,327	-	34,499
State and municipal bonds	75,020	5,050	-	80,070
Total fixed maturities	720,238	36,886	-	757,124
Short-term investments	65,894	-	-	65,894
Total securities	$786,132	$36,886	$-	$823,018

	As of December 31, 2010
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$42,650	$774	$-	$43,424
Foreign government securities	14,964	111	-	15,075
Corporate debt	507,460	24,196	-	531,656
Residential mortgage-backed	64,900	3,041	-	67,941
Commercial mortgage-backed	21,954	2	-	21,956
Asset-backed bonds	38,378	1,347	-	39,725
State and municipal bonds	87,239	5,319	-	92,558
Total fixed maturities	777,545	34,790	-	812,335
Short-term investments	39,561	-	-	39,561
Total securities	$817,106	$34,790	$-	$851,896

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

The amortized cost and estimated fair value of fixed maturity available-for-sale securities at June 30, 2011 are summarized by stated maturity below.  Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are presented separately below because they generally provide for periodic payments of principal.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Fair Value

Maturity:
One year or less	$44,288	$45,046
After one year through five years	391,387	410,481
After five years through ten years	146,803	155,657
After ten years	26,640	30,299
	609,118	641,483
Assets with periodic principal payments:
Asset-backed securities	33,173	34,500
Commercial mortgage-backed securities	28,723	29,342
Residential mortgage-backed securities	49,224	51,799
Total	$720,238	$757,124

Actual and expected maturity for certain securities may differ as a result of calls or prepayments before stated maturity.

Realized Gains (Losses) Related to Investments

The details of net realized investment gains (losses) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$3,214	$1,136	$3,643	$1,148
Gross realized losses	(215)	(2,103)	(1,081)	(2,357)
Equity securities:
Gross realized gains	1	11	2	15
Other investment losses	-	(29)	-	(33)
Net realized gains (losses)	$3,000	$(985)	$2,564	$(1,227)

Gross realized gains during the second quarter of 2011 were due to discretionary sales of corporate securities.  Gross realized losses in the first six months of both 2011 and 2010 were primarily attributable to the other-than-temporary write downs of securities whose market value was less than the respective book value. As the value of our investments is in part dependent on interest rates, increases in interest rates most likely would bring about further realized losses.

6.  Fair Value Measurement

Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of June 30, 2011 and December 31, 2010 are summarized below:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets
Fixed maturity securities available-for-sale	$757,124	$757,124	$812,335	$812,335
Short-term investments	65,894	65,894	39,561	39,561
Cash and cash equivalents	40,277	40,277	38,762	38,762

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

An asset’s or a liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  An asset’s or a liability’s level within the fair value hierarchy as well as transfers in and out of Level 3 are determined at the end of the reporting period.  At June 30, 2011, approximately 0.1% of the Company’s invested assets were Level 3 securities.

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

Fair Value of Investments

The following table summarizes the assets measured at fair value on a recurring basis and the source of the inputs in the determination of fair value as of June 30, 2011 and December 31, 2010:

		Fair Value at Reporting Date Using
(dollars in thousands)	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
Fixed maturities:
U. S. government and agency securities	$33,516	$-	$33,516	$-
Foreign government securities	16,403	-	16,403	-
Corporate debt	511,495	-	511,495	-
Residential mortgage-backed	51,799	-	51,799	-
Commercial mortgage-backed	29,342	-	29,342	-
Asset-backed bonds	34,499	-	33,435	1,064
State and municipal bonds	80,070	-	80,070	-
Total fixed maturities	757,124	-	756,060	1,064
Short-term investments
Money market instruments	65,644	65,644	-	-
Other	250	-	250	-
Total	$823,018	$65,644	$756,310	$1,064

		Fair Value at Reporting Date Using
(dollars in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
Fixed maturities:
U. S. government and agency securities	$43,424	$-	$43,424	$-
Foreign government securities	15,075	-	15,075	-
Corporate debt	531,656	-	531,656	-
Residential mortgage-backed	67,941	-	67,941	-
Commercial mortgage-backed	21,956	-	21,956	-
Asset-backed bonds	39,725	-	38,134	1,591
State and municipal bonds	92,558	-	92,558	-
Total fixed maturities	812,335	-	810,744	1,591
Short-term investments
Money market instruments	22,126	22,126	-	-
Other	17,435	-	17,435	-
Total	$851,896	$22,126	$828,179	$1,591

Significant unobservable inputs (Level 3) were used in determining the fair value on certain bonds in the fixed maturities portfolio during this period.  The following table provides a reconciliation of the beginning and ending balances of these Level 3 bonds and the related gains and losses related to these assets during the three months and six months ended June 30, 2011 and 2010, respectively.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010

Securities available-for-sale
Asset-backed bonds:
Beginning balance	$1,628	$1,982	$1,591	$1,994
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains and losses (realized and unrealized):
Included in operations	87	(64)	52	(185)
Included in other comprehensive income	65	104	85	121
Purchases, issuances, sales, and settlements
Purchases	3	46	55	139
Issuances	-	-	-	-
Sales	(719)	(22)	(719)	(23)
Settlements	-	-	-	-
Ending balance	$1,064	$2,046	$1,064	$2,046

The amount of total gains and losses for the period included in operations attributable to realized losses and the change in unrealized gains or losses relating to assets still held at the reporting date.	$151	$41	$136	$(63)

7.  Earnings (Loss) Per Share ("EPS")

Basic and diluted EPS are based on the weighted-average daily number of shares outstanding.  In computing diluted EPS, only potential common shares that are dilutive – those that reduce EPS or increase loss per share – are included.  Exercises of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported.  For the three months and six months ended June 30, 2011, the Company reported a loss from operations and therefore stock options and unvested restricted stock had no dilutive effect on the weighted-average shares outstanding.  The numerator used in both the basic EPS and diluted EPS calculation is the loss reported for the period represented.  For the three months and six months ended June 30, 2011, options to purchase approximately 6,800 and 3,900 shares, respectively, of the Company’s common stock were excluded from the calculation of EPS because they were antidilutive.  For the three months ended June 30, 2010, stock options and unvested restricted stock had no dilutive effect on the weighted-average shares outstanding.  For the six months ended June 30, 2010, the denominator used to calculate diluted EPS includes the dilutive effects of 2,922 weighted-average shares of unvested restricted stock.

8.  Comprehensive Income (Loss)

Comprehensive income (loss) consists of the net loss and other comprehensive income (loss).  For the Company, other comprehensive income (loss) is normally composed of the change in unrealized gains or losses on available-for-sale securities, net of income taxes.  Effective with the issuance of the first Corrective Order, the Company no longer has the ability to hold securities in an unrealized loss position until such time that the securities recover in value or mature due to the possibility that Illinois law may require the Department to seek receivership if the corrective plan were deemed ineffective.  Thus, any security with a fair value less than the book value at the balance sheet date is considered to be other-than-temporarily impaired and the loss is recognized as a realized loss in the Statements of Operations.  For the three months and six months ended June 30, 2011, the Company’s other comprehensive income was $4.8 million and $2.1 million, respectively.  For the same three month and six month periods, the Company had comprehensive income of $0.4 million and comprehensive loss of $7.1 million.  For the three months and six months ended June 30, 2010, the Company’s other comprehensive income was $5.4 million and $6.7 million, respectively.  The Company had comprehensive income of $84.5 million and $58.0 million for the three months and six months ended June 30, 2010.

At June 30, 2011, the Company’s accumulated other comprehensive income of $20.8 million was comprised of unrealized gains on investments of $37.4 million, which was net of a reclassification adjustment of $2.5 million from the first quarter of 2011 and included unrealized gains of $0.5 million on trust assets included in other assets, offset by income tax liability of $16.6 million.  At December 31, 2010, the Company’s accumulated other comprehensive income of $18.6 million was comprised of unrealized gains on investments of $35.2 million, which included unrealized gains of $0.4 million on trust assets included in other assets, offset by income tax liability of $16.6 million.

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

The Company has established a full valuation allowance for the portion of deferred tax assets that are not expected to be realized, primarily the net operating loss (“NOL”) tax carryforward.  For the six months ended June 30, 2011, the Company reported a net loss and, as of June 30, 2011, it is uncertain if the Company will report net income for the full year ending December 31, 2011.  Therefore, the provisions of ASC 740 require that no income tax effect be recorded in these interim financial statements.

10. Subsequent Events

We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s Consolidated Financial Statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes our consolidated financial condition, changes in financial position, and results of operations for the three and six month periods ended June 30, 2011 and 2010.  This discussion supplements Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010, and should be read in conjunction with the interim financial statements and notes contained herein.

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

Our insurance remains effective until one of the following events occurs:  the policy is cancelled at the insured’s request; we terminate the policy for non-payment of premium; the policy defaults and we satisfy our obligations under the insurance contract; or we rescind or deny coverage under the policy for violations of provisions of a master policy.  Additionally, coverage may be cancelled on certain Modified Pool transactions if pre-determined aggregate stop-loss limits are met, or if coverage is reduced to a de minimus amount of the initial amount insured.

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

In run-off, our expenses consist primarily of:  settled claims (including loss adjustment expenses) net of any losses ceded to captive reinsurers; changes in reserves for estimated future claim payments on loans that are currently in default net of any reserves ceded to captive reinsurers; general and administrative costs of servicing existing policies; other general business expenses; and interest expense on the DPO and on our long-term debt prior to its repurchase and retirement in the third quarter of 2010.

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

As an insurance company, Triad is required to file financial statements prepared in accordance with SAP with the insurance departments of the states in which it conducts business.  The financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders are prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department.  However, the Company prepares its financial statements presented in this Quarterly Report on Form 10-Q and in our other SEC filings in conformity with GAAP.  The primary differences between GAAP and SAP for Triad at June 30, 2011 were the methodology utilized for the establishment of reserves and the reporting requirements relating to the establishment of the DPO stipulated in the second Corrective Order, which are described below.

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

The DPO is an interest bearing subordinated obligation of Triad with no stated repayment terms.  The requirement to settle claims with both the payment of cash and recording of a DPO became effective on June 1, 2009.  At June 30, 2011, the recorded DPO, which includes accrued interest of $20.8 million, amounted to $517.2 million and, as a result, approximately 63% of our total invested assets reported at June 30, 2011 were held in a separate account pursuant to a custodial arrangement to support this liability as required by the second Corrective Order.  The recording of a DPO does not impact reported settled losses as we continue to report the entire amount of a claim in our statements of operations.  The accounting treatment for the recording of the DPO on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus; accordingly, any repayment of the DPO or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.  However, in our financial statements prepared in accordance with GAAP included in this report, the DPO and related accrued interest are reported as liabilities.  At June 30, 2011, the cumulative effect of the DPO requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves, was to increase statutory policyholders’ surplus by $870.4 million over the amount that would have been reported absent the second Corrective Order.  The cumulative increase to statutory policyholders’ surplus of the DPO requirement was $818.8 million at December 31, 2010.  There is no impact to our stockholders’ deficit calculated on a GAAP basis.

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

Prior to the issuance of the second Corrective Order, our recurring losses from operations and resulting decline in policyholders’ surplus as calculated in accordance with SAP increased the likelihood that Triad would be placed into receivership and raised substantial doubt about our ability to continue as a going concern.  The positive impact on surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $246.5 million at June 30, 2011, as opposed to what would have been a deficiency in policyholders’ surplus of $623.9 million on the same date had the second Corrective Order not been implemented.  Furthermore, we continued to report a deficit in assets under GAAP of $593.3 million at June 30, 2011.  While implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about our ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent or for other reasons stated above.  If the Department were to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws or otherwise consider dissolution of the Company.  Our consolidated financial statements that are presented in this report do not include any accounting adjustments that reflect the financial risks of Triad entering receivership proceedings and assume that we will continue as a going concern.

Captive Reinsurance Commutations

During the first quarter of 2010, we determined that our two largest captive reinsurers had not maintained the required capitalization in their trusts.  As a result, and with the mutual agreement of each of the captive reinsurers, we commuted both of these captive reinsurance agreements during the first quarter and received approximately $188.7 million of aggregate trust assets from the two captive reinsurers.  These commutations resulted in an increase in our invested assets and a corresponding decrease in reinsurance recoverable.  The commutations had minimal impact on our results of operations or financial condition because the net amounts received were previously recorded as reinsurance recoverable on our balance sheet.  The commutations and receipt of the trust assets, however, positively impacted our cash flows for the quarter ended March 31, 2010.  In the second quarter of 2011, the Company commuted three additional small captive reinsurance agreements.  These second quarter commutations also had minimal impact on our results of operations or financial condition because the net amounts received were previously recorded as reinsurance recoverable on the balance sheet.

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

One such program is the Home Affordable Modification Program (“HAMP”), which provides incentives to borrowers, servicers, and lenders to modify loans. HAMP and other such programs have been responsible for a large percentage of our cures since 2009.  However, the number of policies modified under these programs and that subsequently cured has been decreasing and we believe that the number will continue to decrease in future periods as the number of policies eligible for the programs declines.

We rely on information concerning HAMP as well as other foreclosure prevention programs provided to us by the GSEs and servicers.  We do not believe that we receive timely information on all of the loans participating in these programs nor the current status of the participating loans and we do not have the necessary information to determine the number of our policies in force that would be eligible for such modification programs.  Furthermore, a number of the policies that have completed the trial modification period have subsequently re-defaulted and we believe the number of policies that re-default will increase in the future.  The ultimate impact of HAMP and other such programs is dependent on the number of policies that are successfully modified and do not re-default. Currently, we are unable to estimate with any degree of precision these factors and are, therefore, unable to estimate the ultimate impact of these programs on our results of operations and financial condition. If HAMP and/or similar programs prove to be effective in preventing foreclosures, future settled claim activity could be reduced.

If a loan is modified or refinanced as part of one of these programs, the previously reported default is cured, but we would maintain insurance on the loan and would be subject to the same ongoing risk if the policy were to re-default.  Policies that re-default under these programs may ultimately result in losses that are greater than the loss that would have occurred if the policy was never modified.  However, we do not provide loss reserves to account for the potential for re-default. These programs could also adversely affect us to the degree that borrowers who otherwise could make their mortgage payment choose to default in an attempt to become eligible for modification.

Loan servicers have also implemented temporary foreclosure moratoriums for various reasons.  Because the completion of a valid foreclosure is a requirement for the filing of a claim for loss, these programs serve to temporarily reduce our claims settled, but may lead to greater ultimate claim costs due to the accrual of interest and other expenses.  In the third and fourth quarters of 2010, foreclosure moratoriums were instituted by certain loan servicers in response to documentation problems and other issues with foreclosure proceedings.  Federal banking regulators issued a report in April 2011 announcing their findings regarding foreclosure practices and changes that will be required of loan servicers.  However, other parties, including a coalition of state attorneys general and the Justice Department, are continuing with their investigations and settlement discussions with servicers.  We do not expect this issue to have a significant direct impact on our financial condition, other than the slowdown of settled claims due to the foreclosure moratoriums.

See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 for more information on the risks and uncertainties associated with foreclosure moratoriums.

Consolidated Results of Operations

Following is selected financial information for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands, except per share data)	2011	2010	Change	2011	2010	Change

Earned premiums	$35,394	$72,330	(51)	$72,522	$118,218	(39)
Net losses and loss adjustment expenses	41,300	(7,770)	632	83,005	64,468	29
Net (loss) income	(4,398)	79,121	(106)	(9,308)	51,311	(118)
Diluted (loss) income per share	(0.29)	5.24	(106)	(0.61)	3.40	(118)

The financial results for the three months ended June 30, 2011 as compared to the same period of 2010 were affected by the following:

•
A decline in earned premium primarily due to a lower amount of insurance in force as well as rescission activity and the related premium refunds.  Additionally, earned premium in the second quarter of 2010 reflected:  (i) an $11.5 million increase in earned premium for Modified Pool transactions where pre-determined aggregate stop-loss limits in specific contracts were reached on a settled basis; and (ii) a $13.8 million increase in earned premium related to a decline in the accrual for premium refunds.

•	A decline in investment income of 23% due to lower average invested assets and a lower realized yield.

•	An increase in net losses and loss adjustment expenses (LAE) primarily due to a significant reduction in the reserve factors in the second quarter of 2010. Risk in default declined in both periods.

•	An increase in interest expense of 59% due to the continued growth in accrued interest related to the DPO liability.

•	A decline in other operating expenses of 26% as we continue to reduce employee and other variable costs during run-off.

We describe our results of operations in greater detail in the discussion that follows.  The information is presented in four sub-headings:  Production; Insurance and Risk in Force; Revenues; and Losses and Expenses.

Production

On July 15, 2008, we ceased issuing commitments for mortgage insurance and issued new coverage only with respect to borrowers for which we had made a commitment as of that date.  We have had no material production since 2008.

Insurance and Risk in Force

Insurance in force is the total principal balance of our insured loans.  The following table provides detail on our direct insurance in force at June 30, 2011 and 2010:

	June 30,
(dollars in thousands)	2011	2010	% Change

Primary insurance	$26,518,703	$32,546,496	(19)
Modified Pool insurance	8,675,262	11,072,391	(22)
Total insurance	$35,193,965	$43,618,887	(19)

The decline in Primary insurance in force at June 30, 2011 from June 30, 2010 is due to the cancellation of insurance coverage resulting primarily from claim settlement and rescission activity.  The decline in Modified Pool insurance in force for the same period is also due to claim settlement and rescission activity, as well as the termination of a number of Modified Pool transactions where pre-determined aggregate stop-loss limits in the contracts were met on a settled basis.

A small portion of our Modified Pool contracts contain provisions that terminate both the coverage and the contract when cumulative settled losses reach the stop-loss limit.  No future premium is received following the termination of these Modified Pool contracts.  During the first six months of 2011, approximately $343 million of Modified Pool insurance in force under this type of contract was terminated compared to $1.2 billion in 2010, all of which occurred during the first six months.

The majority of our Modified Pool contracts do not terminate when settled losses reach the stop-loss limit and premiums will continue to be collected until such time that the remaining insurance in force is less than 10% of the original amount.  For these types of contracts, we recognize the net present value of the estimated future premium in the period during which our payments reach the maximum liability on a settled basis under the contract.  During the first six months of 2011, approximately $291 million of Modified Pool insurance in force under this type of contract had settled losses reach the stop-loss limit compared to $1.8 billion in the first six months of 2010 and $1.9 billion for the year ended December 31, 2010.  For both types of Modified Pool contracts, affected policies are excluded from in force statistics once the contractual stop-loss limit is met on a settled basis.  We expect that other Modified Pool transactions will reach their contractual stop-loss limits on a settled basis and terminate in the remainder of 2011, which will further accelerate the decline of Modified Pool insurance in force.

Persistency measures the percentage of insurance in force remaining from one-year prior and is an important metric in understanding our future premium revenue, especially in run-off as no new business is being written and our overall premium base declines over time.  Generally, the longer a policy remains on our books, or “persists”, the greater the amount of total premium revenue we will earn from the policy.  Primary insurance persistency declined slightly to 81.5% at June 30, 2011 compared to 83.9% at June 30, 2010. Modified Pool insurance persistency increased to 78.4% at June 30, 2011 compared to 59.2% at June 30, 2010.  Although the cancellation of Modified Pool transactions adversely affected the persistency of Modified Pool insurance during both periods, the adverse impact was much greater in the period ending June 30, 2010.  We believe our persistency has benefited from the temporary delays in foreclosures as well as the inability of many borrowers on loans that we have insured to sell or refinance existing homes due to the decline in home prices and stricter underwriting standards.

Approximately 76.8% of our Modified Pool insurance in force was originated from 2005 through 2007.  Given the adverse development of our Modified Pool insurance originated in these years, the majority of these transactions have already reached the stop-loss limit on an incurred basis.  As the following table indicates, under our Modified Pool contracts, we have limited loss exposure for future defaults, or changes in loss reserves on existing defaults, from contracts originated from 2005 through 2007.  We have additional exposure to Modified Pool contracts originated in 2004 and prior years; however, given the performance to date for these policy years and our belief about the expected future performance, we expect losses from Modified Pool contracts to have significantly less bearing on our future results compared to our Primary business.

	June 30,	June 30,
(dollars in thousands)	2011	2010

Modified Pool Summary
Net risk in force (accounting for stop loss amounts and deductibles)	$413,323	$534,727
Carried reserves on net risk in force	157,801	272,171
Remaining aggregate loss exposure on Modified Pool contracts	$255,522	$262,556

Remaining Aggregate Loss Exposure by Policy Year
2003 and Prior	$109,737	$120,989
2004	63,761	79,781
2005	6,397	7,620
2006	67,012	47,968
2007	8,615	6,198
	$255,522	$262,556

Net risk in force is computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements and applicable stop-loss limits and deductibles but before accounting for carried loss reserves.  Net risk in force for both Primary and Modified Pool insurance was $7.2 billion at June 30, 2011 compared to $8.9 billion at June 30, 2010.  Primary insurance accounted for approximately 94% of our net risk in force at June 30, 2011 and 2010.  Given the relatively small amount of remaining exposure attributable to Modified Pool insurance, as detailed in the table above, our incurred loss discussions and disclosures in this Form 10-Q will be focused on Primary insurance.  The following table provides detail on our Primary risk in force at June 30, 2011 and 2010.

	June 30,
(dollars in thousands)	2011	2010	% Change

Gross Primary risk in force	$6,944,499	$8,522,555	(19)
Less: Ceded risk in force	(131,169)	(191,060)	31
Net Primary risk in force	$6,813,330	$8,331,495	(18)

The percentage of our Primary insurance in force subject to captive reinsurance arrangements decreased to 10.2% at June 30, 2011 from 15.7% at June 30, 2010.  The decline is primarily due to the cancellation of insurance coverage resulting from claim and rescission activity as well as the commutation of certain captive reinsurance agreements. Assets held in trusts supporting the reinsured risk also declined to $44.6 million at June 30, 2011 from $73.0 million at June 30, 2010.  In instances where remaining captive reinsurance agreements have trust balances below the reserves ceded under the contracts, the net reserve credit that we recognize in our financial statements is limited to the trust balance.  Given the decline in insurance in force subject to captive reinsurance and this limitation, we expect to receive only minimal benefits in future periods from these agreements.

At June 30, 2011, approximately 17.7% of our gross Primary risk in force was comprised of coverage on loans with the potential for negative amortization (“pay-option ARM”) and interest only loans.  An inherent risk in both a pay-option ARM loan and an interest-only loan is the impact of the scheduled milestone in which the borrower must begin making amortizing payments, which can be substantially greater than the minimum payments required before the milestone is met.  An additional risk to a pay-option ARM loan is that the payment being made may be less than the amount of interest accruing, creating negative amortization on the outstanding principal of the loan.  The majority of our pay-option ARM loan portfolio has accumulated negative amortization and we believe these pay-option ARM loans have been or will be subject to significant payment shock, which increases our risk of loss.  Many of these pay-option ARM loans are from Arizona, California, Florida, and Nevada, which we refer to as “distressed markets.”  Due to the structures of the pay-option ARM loan products that we insure, the majority of these loans typically reach the milestone where the borrower must begin making amortization payments no later than five years from the date the loan was issued.  Because many of the pay-option ARMs are from the 2006 and 2007 vintages, the default rates on pay-option ARM loans over the next two years may increase as the remaining loans convert to amortizing payments.

At June 30, 2011, approximately 15.3% of our gross Primary risk in force is comprised of coverage on “Alt-A” loans.  We define Alt-A loans as loans that have been underwritten with reduced or no documentation verifying the borrower’s income, assets, or employment and where the borrower has a FICO score greater than 619.  We have found a substantial amount of misrepresentation, program violations, and fraud on the Alt-A loans in our portfolio and Alt-A loans have a relatively high rescission rate.  Due in part to depressed conditions in the housing markets, the Alt-A loans, pay-option ARM loans, and interest-only loans have, as a group, performed significantly worse than the remaining prime fixed rate loans.

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

Revenues

A summary of the individual components of our revenue for the second quarter and first six months of 2011 and 2010 follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2011	2010	Change	2011	2010	Change

Direct premium written before the impact of refunds	$50,622	$73,037	(31)	$105,339	$142,761	(26)
Less:
Cash refunds primarily related to rescissions	(13,236)	(12,943)	(2)	(28,921)	(27,953)	(3)
Change in refund accruals primarily related to rescissions	(1,404)	14,102	(110)	(1,082)	13,781	(108)
Direct premium written	35,982	74,196	(52)	75,336	128,589	(41)
Less ceded premium written	(1,157)	(2,730)	58	(3,216)	(10,932)	71
Net premium written	34,825	71,466	(51)	72,120	117,657	(39)
Change in unearned premiums	569	864	(34)	402	561	(28)
Earned premiums	$35,394	$72,330	(51)	$72,522	$118,218	(39)

Net investment income	$8,126	$10,560	(23)	$16,617	$20,434	(19)
Net realized investment gains (losses)	$3,000	$(985)	405	$2,564	$(1,227)	309
Other income (expense)	$29	$-	n/a	$56	$(8)	800
Total revenues	$46,549	$81,905	(43)	$91,759	$137,417	(33)

The decrease in direct premium written before the impact of refunds was due in part to a 19.3% decline in insurance in force since June 30, 2010.  Furthermore, the net change in the accrual for Modified Pool transactions that have exceeded their respective aggregate stop-loss limits on a settled basis decreased premium earned by approximately $0.8 million in the second quarter of 2011 compared to an increase of $11.5 million in the second quarter of 2010.

Premium refunds, primarily related to rescission activity, include cash premium refunded as well as the change in the accrual for expected premium refunds.  Cash premium refunded is dependent on the number of policies rescinded and the cash refund per rescission while the accrual for expected premium refunds is dependent on our expectations for these items.  The activity related to premium refunds reduced direct premium written by 28.9% in the second quarter of 2011 compared to an increase of 1.6% in the respective period of 2010.  The change in the impact of premium refunds was primarily due to a small increase in the accrual for expected premium refunds during the second quarter of 2011 compared to a large decline in the second quarter of 2010.  The accrual for expected premium refunds, which is reported in “Accrued expenses and other liabilities” on our Consolidated Balance Sheet, was $30.7 million at June 30, 2011 compared to $33.7 million at June 30, 2010.  The impact of premium refunds on our financial statements going forward will be determined primarily by our expectations for future cash premium refunds, which may change our premium refund accrual.

Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captive reinsurers.  The decline in ceded premium in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to a decrease in average insurance in force subject to captive reinsurance.  An increase in the accrual for expected refunds of ceded premium also contributed to the decline.  The 2011 six month decline in ceded captive premiums compared to 2010 was due primarily to the commutation of our two largest captive reinsurance agreements late in the first quarter of 2010.

Net investment income declined in the second quarter and first six months of 2011 compared to the prior periods primarily due to a decline in average invested assets and a decline in the average investment yield. Invested assets have been used as a source of cash to fund operating cash shortfalls.  During the second quarter, we took advantage of some opportunities in the marketplace due to declining market yields and sold selected securities to realize approximately $3.0 million of gains.  We expect average invested assets to continue to decrease in 2011 as we anticipate a deficit in operating cash flow.  For further discussion, see “Investment Portfolio.”

Losses and Expenses

A summary of the significant individual components of losses and expenses for the three months and six months ended June 30, 2011 and 2010 follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2011	2010	Change	2011	2010	Change

Net losses and loss adjustment expenses:
Net settled claims	$111,583	$145,460	(23)	$218,492	$290,433	(25)
Net change in loss reserves	(70,752)	(158,058)	55	(137,446)	(235,511)	42
Loss adjustment expenses	469	4,828	(90)	1,959	9,546	(79)
Total	41,300	(7,770)	632	83,005	64,468	29
Other operating expenses	5,178	7,021	(26)	9,615	16,353	(41)
Interest expense	4,469	2,816	59	8,447	5,285	60
Total losses and expenses	$50,947	$2,067	2,365	$101,067	$86,106	17

Loss ratio	116.7%	(10.7)%		114.5%	54.5%
Expense ratio	14.9%	9.8%		13.3%	13.9%
Combined ratio	131.6%	(0.9)%		127.8%	68.4%

Net losses and LAE are comprised of settled claims, LAE, and the change in the loss and LAE reserve during the period. The increase in net losses and LAE in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to a refinement of the frequency factors utilized in our reserve assumption in the second quarter of 2010.  In addition, while both periods experienced a decrease in primary risk in default, the decrease was 7.5% in the quarter ended June 30, 2011 compared to 10.5% in the quarter ended June 30, 2010.

The reserve for losses declined during the second quarter of 2011 primarily due to a decline in risk in default, although we also had a slight decrease in the frequency factors utilized in our reserve methodology. Contributing to the decline in risk in default was settled claim activity, cures, rescission activity, and a comparatively lower level of new risk in default.  However, cure rates and rescission activity were at their lowest levels in more than one year and as discussed below, we expect this trend will continue.

The following tables show the default statistics for our Primary business by policy year and breaks out the impact of the distressed markets at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Total Company				Distressed Markets
(dollars in thousands)	Primary Risk in Force	Average Primary Risk in Force Per Policy	Primary Loans in Default	Default Rate	Percent of Primary Risk in Force	Average Primary Risk in Force Per Policy	Default Rate
Policy Year
2004 & Prior	$1,496,396	$28.9	5,191	10.0%	15.0%	$28.6	12.5%
2005	953,304	40.6	3,988	17.0%	21.7%	52.5	32.8%
2006	1,369,712	49.3	5,404	19.5%	27.8%	69.1	38.5%
2007	2,655,688	51.6	9,189	17.9%	25.0%	70.2	34.3%
2008	469,399	46.7	1,083	10.8%	19.0%	54.8	17.8%
Total	$6,944,499	42.2	24,855	15.1%	22.5%	55.1	27.9%

	December 31, 2010
	Total Company				Distressed Markets
(dollars in thousands)	Primary Risk in Force	Average Primary Risk in Force Per Policy	Primary Loans in Default	Default Rate	Percent of Primary Risk in Force	Average Primary Risk in Force Per Policy	Default Rate
Policy Year
2004 & Prior	$1,662,036	$29.1	5,673	9.9%	15.0%	$29.1	12.3%
2005	1,029,617	40.7	4,256	16.8%	22.1%	52.6	33.2%
2006	1,507,343	50.1	6,269	20.8%	29.5%	70.2	41.4%
2007	2,923,180	52.6	10,985	19.8%	26.5%	71.5	37.7%
2008	502,068	46.7	1,106	10.3%	19.0%	55.1	18.0%
Total	$7,624,244	42.6	28,289	15.8%	23.5%	56.4	29.9%

The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.

The following table presents a roll-forward of our Primary risk in default for the second quarter and the first six months of 2011 and 2010.  The majority of amounts included in “Rescinded/Denied risk in default” is comprised of risk on policies that were rescinded.

		Three Months Ended			Six Months Ended
		June 30,		%	June 30,		%
(dollars in thousands)		2011	2010	Change	2011	2010	Change

Beginning risk in default		$1,420,483	$2,163,455	(34)	$1,555,499	$2,240,674	(31)
Plus:	New risk in default	186,870	271,372	(31)	390,037	647,139	(40)
Less:	Paid risk in default	(89,554)	(109,015)	18	(169,082)	(207,709)	19
	Rescinded/Denied risk in default	(87,000)	(160,328)	46	(212,407)	(293,638)	28
	Cured risk in default	(116,537)	(229,103)	49	(249,785)	(450,085)	45
Ending risk in default		$1,314,262	$1,936,381	(32)	$1,314,262	$1,936,381	(32)

The cure rate (cured risk in default as a percentage of beginning risk in default) for Primary risk in default was 8.2% in the second quarter of 2011 compared to 10.6% in the second quarter of 2010.  Cures are most likely to occur while the default is in its early stage.  The following table presents the distribution of primary risk in default by the number of payments for which the borrower is in default.  The default inventory has continued to age and 43.5% of risk in default has missed more than 15 payments at June 30, 2011 compared to 30.1% at June 30, 2010.

	June 30,	December 31,	June 30,
	2011	2010	2010
Primary Business
0 - 3 payments	9.0%	9.9%	9.8%
4 - 6 payments	13.7%	17.2%	18.8%
7 - 9 payments	11.8%	14.2%	16.4%
10 - 12 payments	11.7%	12.0%	13.4%
13 - 15 payments	10.3%	10.7%	11.5%
16 - 18 payments	8.5%	8.8%	9.3%
19 - 21 payments	7.7%	7.3%	7.5%
22 - 30 payments	15.0%	13.1%	10.2%
More than 30 payments	12.3%	6.8%	3.1%
	100.0%	100.0%	100.0%

In general, our expectation for a cure decreases significantly as the underlying mortgage becomes further delinquent.  Given the delays in foreclosures and the recent decline in new default activity, the average age of our total default inventory has increased considerably over the past year which, all else being equal, is expected to produce a lower overall future cure rate.  HAMP and other lender loan modification programs have contributed to cure activity, including cures on policies that have been in default for an extended period of time.  However, we expect the impact of these programs to diminish as the number of policies eligible for the programs decline.  Individual lenders are still actively seeking loan modifications as an alternative to foreclosure outside of the HAMP guidelines and we continue to see the positive results of those efforts, although these cures are primarily coming from more recently reported defaults.

We rescinded coverage on Primary and Modified Pool policies with $107.6 million and $169.9 million of total risk in default during the second quarter of 2011 and 2010, respectively.  Rescinded risk in default during the second quarter of 2011 was down from previous amounts and, while we expect rescission activity to continue to have a material impact on settled claim activity and our results of operations in 2011, we expect rescission activity to generally decline going forward.  Rescission activity remains concentrated on policies originated by certain originators and on those originated in 2006 and 2007.  We believe the majority of the rescinded risk in default would have ultimately resulted in settled claims.  See Item 1A, “Risk Factors” for risks and uncertainties associated with rescission activity.

The following table details the amount of Primary risk in default and the Primary reserve balance as a percentage of risk in default at June 30, 2011 and 2010.  The table also provides the impact of the rescission factor, which is a component of the frequency factor utilized in the reserve model, on gross case reserves at the respective period end.

	June 30,	December 31,
(dollars in thousands)	2011	2010
Primary Business
Gross risk on loans in default	$1,314,262	$1,555,499
Risk expected to be rescinded on loans in default	(258,611)	(322,843)
Risk in default net of expected rescissions	$1,055,651	$1,232,656

Gross case reserve (1)	$904,878	$1,028,655
Gross case reserves on loans expected to be rescinded	(172,618)	(225,525)
Gross case reserves net of expected rescissions	$732,260	$803,130

Gross case reserves net of expected rescissions as a percentage of gross risk in default	55.7%	51.6%

Gross case reserves net of expected rescissions as a percentage of gross risk in default, net of expected rescissions	69.4%	65.2%

Percentage decrease in gross case reserves from rescission factor	19.1%	21.9%

(1) Reflects gross case reserves, which excludes IBNR and ceded reserves.

The following table provides details on both the dollar amount and number of settled claims of both Primary and Modified Pool insurance for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2011	2010	Change	2011	2010	Change

Net settled claims:
Primary insurance	$96,586	$115,801	(17)	$182,221	$220,610	(17)
Modified Pool insurance	24,107	34,532	(30)	50,350	78,956	(36)
Total direct settled claims	120,693	150,332	(20)	232,571	299,566	(22)
Ceded paid losses	(9,110)	(4,873)	(87)	(14,078)	(9,133)	(54)
Total net settled claims	$111,583	$145,460	(23)	$218,492	$290,433	(25)

Number of claims settled:
Primary insurance	1,762	2,046	(14)	3,372	3,905	(14)
Modified Pool insurance	410	531	(23)	828	1,142	(27)
Total	2,172	2,577	(16)	4,200	5,047	(17)

The decrease in the amount of Primary direct settled claims in the second quarter and first six months of 2011 compared to the respective periods of 2010 is primarily due to:

•	delays in foreclosure proceedings resulting from, among other factors, foreclosure moratoriums implemented by servicers;

•	the general decline in our default inventory over the past year; and

•	a decline in average severity.

Average severity, which is calculated by dividing total direct settled claims by the number of claims settled, for Primary settled claims decreased 3.2% to $54,800 in the second quarter of 2011 from $56,600 in the second quarter of 2010, but increased from $53,200 in the first quarter of 2011.  The increase from the 2011 first quarter was in part due to a larger percentage of claims from the distressed markets and the 2006 and 2007 policy years, both of which have larger average risk per policy.

The decrease in Modified Pool settled claims is primarily due to a number of transactions reaching the stop-loss limit on a settled basis.  These transactions were all originated in 2005, 2006, and 2007, had a large percentage of insured policies in the distressed markets, and were responsible for a larger percentage of our Modified Pool incurred losses in previous periods.  We expect the number and amount of Modified Pool paid claims to decline given the number of transactions that have reached the stop-loss limit on a settled basis.  Average severity for Modified Pool settled claims declined to $58,800 in the second quarter of 2011 from $65,000 in the second quarter of 2010 and $62,800 in the first quarter of 2011.

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

Certain segments of our insured portfolio continue to perform more adversely when compared to the rest of the portfolio.  These segments include:

Policies originated on properties in the distressed markets.

•	The distressed markets accounted for 39.8% of our Primary risk in default at June 30, 2011 while only comprising 22.6% of the Primary risk in force.

•	The Primary default rate for the distressed markets was 27.9% at June 30, 2011 compared to 12.4% for the non-distressed markets.

•	The distressed markets comprised 40.3% of Primary settled claims in the second quarter of 2011 while only comprising 17.5% of the policies in force at the beginning of the period.

•
The Primary claim rate, defined as the number of Primary claims paid over the previous twelve months as a percentage of the number of Primary policies in force at the beginning of the period, for the distressed markets was 8.0% at June 30, 2011 compared to 2.9% for the non-distressed markets.

Policies originated in 2006 and 2007.

•	These policy years accounted for 66.9% of our Primary risk in default at June 30, 2011 while only comprising 58.0% of the Primary risk in force.

•	The Primary default rate for these policy years was 18.4% at June 30, 2011 compared to 12.0% for the other policy years.

•	These policy years comprised 59.8% of Primary settled claims in the second quarter of 2011 while only comprising 48.0% of the policies in force at the beginning of the period.

•	The Primary claim rate for these policy years was 4.6% at June 30, 2011 compared to 3.1% for the other policy years.

We believe the adverse performance of these segments was due, in part, to greater availability of credit, relaxed underwriting standards, and significant levels of home price appreciation in the years prior to 2007 with the subsequent collapse in home prices.  These segments are also comprised of a large amount of pay-option ARM loans and Alt-A loans that have exhibited significant adverse performance.  While these segments have performed adversely compared to the rest of the portfolio, performance in the other segments has, in general, also been adversely impacted by the same general depressed conditions in home prices and credit markets as well as high unemployment levels.

The table below provides a trend analysis of the gross cumulative incurred loss incidence rate by book year for our Primary business (calculated as cumulative gross losses settled plus loss reserves, excluding the impact of captive structures, divided by policy risk originated, in each case for a particular book year) as it has developed during each of the last five quarters.

	June 30,	March 31,	December 31,	September 30,	June 30,
Book Year	2011	2011	2010	2010	2010
2000 & Prior	1.06%	1.05%	1.05%	1.03%	1.03%
2001	1.83%	1.81%	1.81%	1.74%	1.70%
2002	2.33%	2.27%	2.29%	2.17%	2.11%
2003	3.11%	2.96%	2.97%	2.72%	2.59%
2004	6.45%	6.13%	6.00%	5.73%	5.44%
2005	15.20%	14.25%	13.53%	13.44%	12.69%
2006	15.85%	16.07%	15.66%	15.74%	15.67%
2007	14.27%	14.15%	13.57%	13.87%	13.75%
2008	6.15%	5.73%	5.45%	5.49%	5.14%
Total	7.14%	6.99%	6.78%	6.75%	6.59%

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

Expenses and Taxes

Other operating expenses in the second quarter of 2011 declined significantly compared to the same period in 2010.  A large portion of our variable operating expenses are related to personnel costs and the number of employees has been significantly reduced since we entered run-off in July 2008, including a 15% decline during the six months ended June 30, 2011 and a 32% decline during the year ended December 31, 2010.  We expect our headcount to continue to decline over time; however, that rate of decline may be lower in the future.  Severance costs were immaterial in both the second quarter of 2011 and 2010 and the first six months of 2011.  Severance costs were $1.2 million in the first six months of 2010 as we made a number of layoffs in the 2010 first quarter.  Lower expenses for premium taxes as well as legal and accounting fees also contributed to the decline in other operating expenses in both the three months and six months ended June 30, 2011 compared to the comparable periods in 2010.

Another factor contributing to the level of operating expenses is the amount we reserve and pay for contract underwriting remedies.  Expenses related to contract underwriting increased slightly in the second quarter of 2011 to $1.2 million compared to $1.0 million in the second quarter of 2010.  For the six months ended June 30, 2011, expenses related to contract underwriting were $1.7 million, down from $2.9 million in the six months ended June 30, 2010 as we were increasing the reserve related to contract underwriting remedies in 2010.

We lease office space with lease commitments through November 2012 and have sub-leased or relinquished our lease on a significant part of unused office space.

Interest expense increased 59% in the second quarter of 2011 compared to the same period of 2010 due to growth in the DPO liability and the related increase in accrued interest.  Interest expense on the DPO, the only component of interest expense in 2011, was $4.5 million in the second quarter of 2011 compared to $2.1 million in the second quarter of 2010.  The payment of interest related to the DPO is dependent on attaining certain risk to capital and other operating ratios and is subject to approval by the Department.  No interest has been paid on the DPO since it was established in June 2008.  In addition to interest expense on the DPO, interest expense in the second quarter of 2010 also included interest expense on long-term debt of $0.7 million.

Because the Company has an NOL carryforward as of June 30, 2011, we are unable to obtain an immediate tax benefit from the operating loss.  Therefore, we did not recognize an income tax benefit in the Statement of Operations for the second quarter and first six months of 2011.  The NOL carryforward is calculated using the amounts reported on our income tax returns, which approximates amounts we reported under SAP as opposed to GAAP.  At June 30, 2011, our NOL carryforward was $496.4 million compared to $409.3 million at December 31, 2010.

Financial Position

Total assets decreased to $940.7 million at June 30, 2011 from $991.6 million at December 31, 2010.  Total cash and invested assets decreased to $863.3 million at June 30, 2011 from $890.7 million at December 31, 2010.

Total liabilities declined slightly to $1.5 billion at June 30, 2011 compared to $1.6 billion at December 31, 2010.  The reserve for losses and loss adjustment expenses declined by $149.5 million during the first six months of 2011, while the DPO and related accrued interest increased by $101.5 million. Approximately 63% of our invested assets reported at June 30, 2011 were held in a separate account pursuant to a custodial arrangement to support the liability for the DPO and related accrued interest as required by the second Corrective Order, compared to 49% at December 31, 2010.  We expect the DPO liability to continue to increase during 2011.

If the Department determines that the DPO percentage should be reduced and/or distributions should be made to DPO holders, it would most likely result in a large cash payment by Triad, which would be funded by these segregated assets.  While we have structured the maturities of our investment portfolio to provide flexibility to accommodate any such possible payments, when and if they occur, the estimation of the timing of these payments requires assumptions as to future events and there are inherent risks and uncertainties involved in making these assumptions.

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

The following table reflects the composition of our investment portfolio at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities:
U. S. government and agency securities	$33,516	4.1	$43,424	5.1
Foreign government securities	16,385	2.0	15,075	1.8
Corporate debt	511,513	62.2	531,656	62.4
Residential mortgage-backed	51,799	6.3	67,941	8.0
Commercial mortgage-backed	29,342	3.6	21,956	2.6
Asset-backed bonds	34,499	4.2	39,725	4.7
State and municipal bonds	80,070	9.8	92,558	10.9
Total fixed maturities	757,124	92.2	812,335	95.4
Short-term investments	65,894	8.0	39,561	4.6
Total securities	$823,018	100.2	$851,896	100.0

The decline in our invested assets from December 31, 2010 is due to the use of cash proceeds to fund our negative cash flow from operations, although a general decrease in market interest rates partially mitigated the decline in the value of our invested assets.  The increase in short-term investments is due to discretionary sales that occurred at the end of the 2011 second quarter for which the funds had not been reinvested as of June 30, 2011. We anticipate negative cash flow from operations in 2011 due to the expected level of claims settled and declining net premium collections.  We expect the proceeds from the maturity and sale of securities will be used to fund these anticipated shortfalls.  We have attempted to structure maturities in our investment portfolio in anticipation of these funding needs.  The effective duration of our fixed maturity portfolio was 3.2 years at June 30, 2011 and 3.4 years at December 31, 2010.

Unrealized Gains and Losses

The following table summarizes by category our unrealized gains and losses in our securities portfolio at June 30, 2011:

	As of June 30, 2011
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$32,983	$533	$-	$33,516
Foreign government securities	15,910	493	-	16,403
Corporate debt	485,206	26,289	-	511,495
Residential mortgage-backed	49,224	2,575	-	51,799
Commercial mortgage-backed	28,723	619	-	29,342
Asset-backed bonds	33,172	1,327	-	34,499
State and municipal bonds	75,020	5,050	-	80,070
Total fixed maturities	720,238	36,886	-	757,124
Short-term investments	65,894	-	-	65,894
Total securities	$786,132	$36,886	$-	$823,018

Given our previous substantial losses from operations, regulatory oversight of our operations, and the significant doubt regarding our ability to continue as a going concern, we may be unable to hold securities for a sufficient time to recover their value.  As a result, we recognized impairment losses on all securities whose amortized cost was greater than the fair value at June 30, 2011.  Impairment losses are recognized as realized investment losses in the Consolidated Statement of Operations.  If we believe that the recorded impairment was due to interest related factors and not credit related, we will amortize the difference between the impaired value and principal amount into interest income based upon the anticipated maturity date.  During the first six months of 2011, we recognized approximately $1.1 million of impairment losses.

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

	June 30, 2011		December 31, 2010
(dollars in thousands)	Fair Value	Percent	Fair Value	Percent

Fixed Maturities:
U.S. treasury and agency bonds	$33,516	4.4	$43,424	5.3
AAA	136,257	18.0	147,573	18.2
AA	191,293	25.3	196,691	24.2
A	347,794	45.9	374,931	46.2
BBB	34,392	4.5	30,387	3.8
BB	1,976	0.3	1,884	0.2
B	321	-	351	-
CCC	2,291	0.3	2,764	0.3
CC and lower	2,121	0.3	2,193	0.3
Not rated	7,163	0.9	12,137	1.5
Total fixed maturities	$757,124	100.0	$812,335	100.0

The above table is accurate as of the dates indicated.  In August 2011, however, Standard & Poor’s, one of the largest U.S. rating agencies, downgraded the debt of the U.S. Government from AAA to AA+.  We are in the process of evaluating the impact of this downgrade on our investment portfolio.  As of the date of the filing of this quarterly report on Form 10-Q, however, we do not believe the downgrade will have a significant impact on our ability to satisfy our regulatory requirements

We evaluate the credit risk of a security by analyzing the underlying credit qualities of the security. For corporate securities, we attempt to mitigate credit risk by managing exposure to different market sectors as well as individual issuers.  We also seek value in enhancements provided by financial guaranty insurers to our tax-preferred state and municipal fixed income securities which may benefit the credit rating.  Taxable securities generally do not have such credit enhancements and the credit rating reflects only the securities’ underlying credit qualities.

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

Under the Department’s Corrective Orders, all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by the recording of a DPO.  In addition to the DPO, Triad also accrues interest based on the average net investment yield earned by Triad’s investment portfolio.  The ultimate payment of both the DPO and the interest are subject to Triad’s future financial performance and requires the approval of the Department.  At June 30, 2011, the total amount of the DPO was $517.2 million, including accrued interest of $20.8 million.  Approximately 63% of our total invested assets reported at June 30, 2011 were held in a separate account pursuant to a custodial arrangement to support the liability for the DPO and related accrued interest as required by the second Corrective Order.  The specific terms of the Corrective Order requiring the DPO have and will continue to positively impact our operating cash flows until such time, if any, that we are required to distribute payments on the DPO.  However, because we remain obligated to pay the DPO and will accrue interest on the DPO based on the average net investment yield earned by Triad’s investment portfolio, we do not expect to realize any ultimate financial benefit or expense from recording a DPO.

We sold our information technology and operating platform to Essent Guaranty, Inc. (“Essent”) in the fourth quarter of 2009 and are scheduled to receive the final fixed payment of $2.5 million in the fourth quarter of 2011.  We may receive an additional $15 million in contingent payments through 2014 if Essent achieves certain sales goals.  The majority of any future payments will be remitted to Triad while a small amount will be remitted to TGI as described below under the section titled “Holding Company Specific.”  The benefit from potential future payments has not been recognized in our financial statements reported at June 30, 2011.  Under a services agreement, Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad.  Payment for these services is a variable expense based on the number of policies in force with a minimum payment of $150,000 per month for the initial five-year term of the agreement.  These costs were $2.5 million for the first six months of 2011.

Generally, our sources of operating funds consist of premiums received and investment income.  Operating cash flow is applied to the payment of claims and other expenses.  During the first six months of 2011, we reported a deficit in operating cash flow from operations of $31.1 million compared to positive cash flow from operations of $128.2 million in the same quarter of 2010, which included $188.7 million from the commutation of our two largest captive reinsurance agreements.  Absent those commutations and excluding any additional amounts that would have been ceded under those agreements, we would have reported negative operating cash flow from operations of $60.5 million in the first six months of 2010.  Operating cash flow in the first six months of 2011 benefited from one-time tax refunds amounting to $11.7 million related to NOL carrybacks that were filed in 2010.  Operating cash flow shortfalls were funded primarily through sales and maturities of short-term investments.  See “Investment Portfolio” for more information.

Net cash received from premiums was $73.7 million during the first six months of 2011 compared to $91.6 million in the respective period of 2010.  This decrease was due to the overall decline in insurance in force as well as premium refunds related primarily to rescission activity offset somewhat by lower premium ceded to captive reinsurers due to our ongoing run-off and commutations.  During the first six months of 2011, premium refunds were $28.9 million compared to $27.9 million in the first six months of 2010.  Premium ceded in the first six months of 2011 was $3.6 million compared to $10.2 million in the first six months of 2010.

Cash outflows on settled claims during the first six months of 2011 were $129.3 million compared to cash received of $11.5 million during the same period of 2010.  Cash outflows on settled claims in the first six months of 2011 and 2010 were reduced by $101.5 million and $123.8 million, respectively, as a result of the DPO requirement.  The cash received in the first six months of 2010 reflects $188.7 million received from the captive commutations.

We expect to report negative quarterly cash flows from operations in the remainder of 2011 as we believe that claims and expenses will exceed our net premium and investment income.  We currently do not anticipate any other significant cash receipts in future periods from captive commutations, income tax refunds, or from other sources.  We anticipate that the funds necessary to meet the operating shortfall will come from the scheduled maturities of invested assets and, if needed, sales of other assets in our investment portfolio.

Our deficit in assets increased to $593.3 million at June 30, 2011 from $586.2 million at December 31, 2010.  We expect to continue to report a deficit in assets for the foreseeable future.

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

Triad continues to cede business to captive reinsurance affiliates of certain mortgage lenders. Total trust assets amounted to $44.6 million at June 30, 2011 compared to $56.4 million at December 31, 2010.  In the second quarter of 2011, the Company commuted three small captive reinsurance arrangements and received approximately $6.4 million in trust assets.  Future captive commutations, if any, are not expected to have a material impact on our results of operations or financial condition because the net amounts received from any such commutations would have been previously recorded as reinsurance recoverable on the balance sheet.

The statutory risk-to-capital ratio has historically been used as a measure by many states and regulators of an insurer’s capital adequacy and ability to underwrite new business.  The risk-to-capital ratio is no longer relevant for Triad for that purpose because we are operating our business in run-off.

After giving effect to the DPO requirement, Triad’s policyholders’ surplus at June 30, 2011 was $246.5 million compared to $225.9 million at December 31, 2010.  Absent the implementation of the DPO requirement, Triad would have reported a deficiency in policyholders’ surplus of $623.9 million at June 30, 2011 and $592.9 million at December 31, 2010.

Holding Company Specific

In early July 2010, we repurchased and retired the entire $35.0 million principal amount of TGI’s 7.90% Notes due January 15, 2028 (the “Notes”) for an aggregate purchase price of approximately $4.9 million.  The repurchase and retirement of the Notes eliminated the need for us to continue to make the semi-annual interest payments that otherwise would have been due under the Notes.  If we had remained subject to this debt service payment and defaulted at a subsequent date, it likely would have led us to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws.  As of June 30, 2011, TGI has no outstanding debt.  Given our current financial condition, we do not believe we would be able to successfully access the capital markets to obtain long-term or short-term financing on either a debt or equity basis.

TGI’s sources of revenue include investment income earned from investments as well as the reimbursement of expenses from Triad.  However, as a result of the repurchase of the Notes in July 2010, TGI only has $1.5 million of cash and invested assets at June 30, 2011 compared to $7.5 million at June 30, 2010 and investment earnings are no longer a meaningful source of cash proceeds.

TGI’s expenses primarily consist of legal, Board, accounting, and consulting fees and are expected to range from approximately $200,000 to $400,000 per quarter.  Triad has historically reimbursed TGI for a majority of its operating cash expenses under a management agreement.  Pursuant to the Corrective Orders, we are required to submit to the Department a request for reimbursement of these expenses on a quarterly basis.  TGI cash expenses were approximately $0.4 million in the first six months of 2011 and all requested reimbursements, which include the majority of these expenses, have been approved.  There can be no assurance these quarterly expenditures will not increase in the future.  If the Department prohibits or limits the reimbursement by Triad of TGI’s operating expenses, the limited cash resources of TGI will be adversely affected.

As part of the sale of the information technology and operating platform to Essent, TGI also sold the software related to the establishment of Canadian operations under the same payment terms.  Under these terms, TGI received approximately $0.1 million in the fourth quarter of 2010 and is scheduled to receive the final fixed payment of $0.1 million in the fourth quarter of 2011.  TGI may receive an additional $0.6 million in contingent payments through 2014 if Essent achieves certain sales goals.

Update on Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2010, we identified the establishment of the reserves for losses and LAE as well as the valuation of our investments as the two areas that require a significant amount of judgment and estimates.  We provided a sensitivity analysis of the two most sensitive areas of judgment in the calculation of the reserve for losses and LAE, specifically the frequency and severity factors.  We continue to believe that a 20% change, plus or minus, in the frequency factor (which includes our estimate of future rescissions in the existing defaults) is possible given the uncertainty surrounding home prices and the economy.  In the six months ended June 30, 2011, we decreased the frequency factor used in our reserve methodology by less than 2% based on actual experience within specific segments of our in force portfolio.  Additionally, we believe the 5% increase or decrease in the severity factor remains a viable range through 2011, although the severity factor increased less than 1% during the year ended December 31, 2010.

Economic conditions that could give rise to an increase in the frequency rate include a sudden increase or a continued prolonged period of elevated unemployment rates, further deterioration in home prices, especially in geographical areas that had previously been less susceptible to such downward trends, or increased cultural or social acceptance of strategic defaults.  Conversely, an improved housing market, a sustained period of economic and job growth or the inability of servicers to foreclose on delinquent borrowers due to documentation issues could potentially decrease the frequency rate.  Any factor that would affect the ability to sell a home of a borrower in default prior to foreclosure could affect our severity.  The most prominent of these would be the value of the underlying home.  Government and private industry programs designed to stem the volume of foreclosures could also affect frequency and severity and the impact of these programs would most likely have a positive effect on our severity and frequency factors.

While rescission activity has been significant since 2007, our recent level of rescission activity is not necessarily indicative of future trends.  Furthermore, our ability to rescind a policy may be adversely impacted by legal challenges from policyholders.  The increased level of rescission and claims denial activity by mortgage insurers has caused certain policyholders and loan servicers to institute legal actions to challenge the validity of rescissions and claim denials, and we are currently a defendant in such a proceeding.  See Part II, Item 1, “Legal Proceedings” for further information.  It is possible that other lenders and mortgage servicers will challenge the ability of mortgage insurers to rescind and deny coverage, including the filing of additional lawsuits.  An adverse court decision against us or another mortgage insurer could set a precedent that has the effect of significantly restricting or limiting our ability to rescind policies or deny coverage of claims and require a corresponding decrease in our rescission factor.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We had no material off-balance sheet arrangements at June 30, 2011.

We lease office facilities and office equipment under operating leases with minimum lease commitments that range from one to three years.  We currently sublease space on three of the five floors of our office facility to Essent.  We had no capitalized leases or material purchase commitments at June 30, 2011.

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

b)
There were no changes to our internal control over financial reporting during the period ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. Three groups of current owners and/or servicers of AHM-originated loans filed motions to intervene in the lawsuit, which were granted by the Court on May 10 and October 29, 2010.  On March 4, 2011, Triad amended its complaint to add a count alleging fraud in the inducement.  On March 25, 2011, each of the interveners filed a motion to dismiss. Triad filed its answer and answering brief in opposition to the motions to dismiss on May 27, 2011 and the interveners filed their reply briefs on July 13, 2011. The total amount of risk originated under the AHM master policies, accounting for any applicable stop-loss limits associated with Modified Pool contracts and less risk originated on policies which have been subsequently rescinded, was $1.4 billion, of which $0.8 billion remained in force at June 30, 2011.  Triad continues to accept premiums and process claims under the master policies, with the earned premiums and settled losses reflected in the Consolidated Statements of Operations.  However, as a result of the litigation, Triad ceased remitting claim payments to companies servicing loans originated by AHM and the liability for losses settled but not paid is included in “Accrued expenses and other liabilities” on the Consolidated Balance Sheets.  Triad has not recognized any benefit in its financial statements pending the outcome of the litigation.

On November 4, 2009, AHM filed an action in the Bankruptcy Court seeking to recover $7.6 million of alleged preferential payments made to Triad. AHM alleges that such payments constitute a preference and are subject to recovery by the bankrupt estate. Triad filed its answer on March 4, 2011 and its initial disclosures on June 17, 2011.  AHM filed its initial disclosures and initial discovery on June 17, 2011. In the event a settlement is not successfully concluded, Triad intends to vigorously defend this matter.

On March 5, 2010, Countrywide Home Loans, Inc. filed a lawsuit in the Los Angeles County Superior Court of the State of California alleging breach of contract and seeking a declaratory judgment that bulk rescissions of flow loans is improper and that Triad is improperly rescinding loans under the terms of its master policies. On May 10, 2010 the case was designated as complex and transferred to the Court’s Complex Litigation Program.  Non-binding mediation occurred on July 22, 2011.Triad intends to vigorously defend this matter.

Item 6.  Exhibits

The exhibits filed with this Quarterly Report on Form 10-Q are set forth in the Exhibit Index on page 49 and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Guaranty Inc.

August 12, 2011	/s/ Kenneth S. Dwyer
Kenneth S. Dwyer Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company's Quarterly Report on Form 10-Q, filed on August 12, 2011, for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010; (iii) the Consolidated Statements of Cash Flow for the six months ended June 30, 2011 and 2010; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.