Form 10-Q
period 2011-09-30
TRIAD GUARANTY INC
filed 2011-11-10
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Number of shares of common stock, par value $0.01 per share, outstanding as of October 28, 2011 was 15,328,128.

TRIAD GUARANTY INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except per share data)	2011	2010
	(unaudited)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $701,625 and $777,545)	$739,604	$812,335
Short-term investments	33,474	39,561
Total invested assets	773,078	851,896
Cash and cash equivalents	65,051	38,762
Accrued investment income	7,571	8,243
Property and equipment	1,365	2,136
Reinsurance recoverable, net	23,719	40,806
Other assets	47,961	49,782
Total assets	$918,745	$991,625

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Losses and loss adjustment expenses	$864,049	$1,060,036
Unearned premiums	7,636	9,057
Deferred payment obligation, including interest	576,510	415,657
Accrued expenses and other liabilities	101,459	93,075
Total liabilities	1,549,654	1,577,825
Commitments and contingencies - Note 4
Stockholders' deficit:
Preferred stock, par value $0.01 per share --- authorized 1,000,000
shares; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share --- authorized 32,000,000
shares; issued and outstanding 15,328,128 and 15,258,128 shares	153	153
Additional paid-in capital	114,107	114,084
Accumulated other comprehensive income, net of income tax
liability of $17,709 and $16,575	20,714	18,609
Accumulated deficit	(765,883)	(719,046)
Deficit in assets	(630,909)	(586,200)
Total liabilities and stockholders' deficit	$918,745	$991,625

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2011	2010	2011	2010

Revenue:
Premiums written:
Direct	$50,270	$45,477	$125,606	$174,066
Ceded	(1,578)	(2,338)	(4,794)	(13,270)
Net premiums written	48,692	43,139	120,812	160,796
Change in unearned premiums	1,027	1,139	1,429	1,700
Earned premiums	49,719	44,278	122,241	162,496

Net investment income	7,364	9,681	23,981	30,115
Net realized investment gains	1,349	14,694	3,913	13,467
Other income (losses)	10	(29)	66	(37)
	58,442	68,624	150,201	206,041

Losses and expenses:
Net losses and loss adjustment expenses	87,842	35,401	170,847	99,869
Interest expense	4,813	2,642	13,260	7,927
Other operating expenses	4,450	6,206	14,065	22,559
	97,105	44,249	198,172	130,355
Income (loss) before income tax and extraordinary item	(38,663)	24,375	(47,971)	75,686
Income tax benefit:
Deferred	(1,134)	-	(1,134)	-
	(1,134)	-	(1,134)	-
Income (loss) before extraordinary item	(37,529)	24,375	(46,837)	75,686
Extraordinary item - gain from repurchase and retirement of long-term debt	-	29,640	-	29,640
Net (loss) income	$(37,529)	$54,015	$(46,837)	$105,326

Income (loss) per common and common equivalent share:
Diluted (loss) income per share before extraordinary item	$(2.46)	$1.61	$(3.07)	$5.00
Diluted income per share for extraordinary item	$-	$1.95	$-	$1.96
Diluted (loss) income per share	$(2.46)	$3.56	$(3.07)	$6.96

Shares used in computing (loss) income per common and common equivalent share:
Diluted	15,258,128	15,184,568	15,273,767	15,134,111

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2011	2010

Operating activities
Net (loss) income	$(46,837)	$105,326
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	(197,408)	(338,481)
Accrued expenses and other liabilities	8,384	12,509
Deferred payment obligation	160,853	183,334
Income taxes recoverable	11,707	-
Reinsurance, net	17,087	185,344
Accrued investment income (loss)	672	(64)
Gain on repurchase of long-term debt	-	(29,640)
Net realized investment gains	(3,913)	(13,467)
Provision for depreciation	770	1,165
Discount accretion (premium amortization) on investments	1,790	(992)
Deferred income taxes	(1,134)	-
Accrued interest payable	-	(2,476)
Other assets	(9,813)	(11,900)
Other operating activities	22	195
Net cash (used in) provided by operating activities	(57,820)	90,853

Investing activities
Securities available-for-sale:
Purchases – fixed maturities	(92,206)	(453,699)
Sales – fixed maturities	83,296	264,365
Maturities – fixed maturities	88,240	117,930
Sales – equities	-	2
Purchases (sales) of other investments	(1,309)	566
Net change in short-term investments	6,087	(58)
Property and equipment	1	(69)
Net cash provided by (used in) investing activities	84,109	(70,963)

Financing activities
Repurchase of long-term debt	-	(4,906)
Net cash used in financing activities	-	(4,906)

Net change in cash and cash equivalents	26,289	14,984
Cash and cash equivalents at beginning of period	38,762	21,839
Cash and cash equivalents at end of period	$65,051	$36,823

Supplemental schedule of cash flow information
Cash (received) paid during the period for:
Income taxes	$(11,707)	$-
Interest	$-	$2,766

See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Triad ceased issuing new commitments for mortgage guaranty insurance coverage in 2008 and is operating its business in run-off under two Corrective Orders issued by the Department, as discussed in “Corrective Orders” below.  The first Corrective Order was issued in 2008.  The second Corrective Order was issued in 2009.  Servicing existing policies during run-off includes:

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

Accounting Principles

The Company prepares its financial statements presented in this Quarterly Report on Form 10-Q in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The financial statements for Triad that are provided to the Department are prepared in accordance with Statutory Accounting Principles (“SAP”) as set forth in the Illinois Insurance Code or prescribed by the Department.  The primary difference between GAAP and SAP for Triad at September 30, 2011 was the reporting requirements relating to the DPOs stipulated in the second Corrective Order.

A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP.  A deficiency in policyholders’ surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP.  A deficit in assets at any particular point in time under GAAP is not necessarily a measure of insolvency.  However, the Company believes that if Triad were to report a deficiency in policyholders’ surplus under SAP for an extended period of time, Illinois law may require the Department to seek receivership of Triad, which could compel TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  The second Corrective Order was designed in part to help Triad maintain its policyholders’ surplus.

2.  Going Concern

The Company has prepared its financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to the Company's ability to continue as a going concern.  This uncertainty is based on, among other things, the possible failure of Triad to comply with the provisions of the Corrective Orders and the Company's ability to generate enough income over the term of the remaining run-off to overcome its $630.9 million deficit in assets at September 30, 2011.

The positive impact on statutory surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $242.3 million at September 30, 2011, as opposed to a deficiency in policyholders’ surplus of $675.1 million on the same date had the second Corrective Order not been implemented.  While the implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about the Company’s ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent, if Triad fails to comply with provisions of the Corrective Orders, or for other reasons.  If the Department was to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  The consolidated financial statements that are presented in this report do not include any accounting adjustments that reflect the financial risks of Triad entering receivership proceedings or otherwise not continuing as a going concern.

3.  Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods have been included.  Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or subsequent periods.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Corrective Orders, Dividend Restrictions, and Statutory Results

Triad has entered into two Corrective Orders with the Department as detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Among other things, the Corrective Orders:

•	Require the oversight of the Department on substantially all operating matters;

•	Prohibit stockholder dividends from Triad to TGI without the prior approval of the Department;

•	Prohibit the accrual of interest or the payment of interest and principal on Triad’s surplus note to TGI without the prior approval of the Department;

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

The DPO is an interest bearing subordinated obligation of Triad with no stated repayment terms.  The requirement to settle claims with both the payment of cash and the recording of a DPO became effective in June 2009.  At September 30, 2011, the recorded DPO, including accrued interest of $25.6 million, amounted to $576.5 million and, as a result, approximately 75% of the Company’s total invested assets as of that date were held in a separate account pursuant to a custodial arrangement to support this DPO liability as required by the second Corrective Order.  The recording of the DPO does not affect reported settled losses as the Company continues to report the entire amount of a claim in its statements of operations.  The accounting treatment for the recording of the DPO on the balance sheet on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus; accordingly, any repayment of the DPO or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.  However, in the Company’s financial statements prepared in accordance with GAAP included in this report, the DPO, including the related accrued interest, is reported as a liability.  At September 30, 2011, the cumulative effect of the DPO requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves at anticipated cash payments rather than the estimated full claim amount, was to increase statutory policyholders’ surplus by $917.3 million over the amount that would have been reported absent the second Corrective Order.  There was no such impact to loss reserves or stockholders’ deficit calculated on a GAAP basis.

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

Illinois insurance regulations, as well as the insurance regulations of certain other states, limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than 25 times total statutory capital, which is defined as the statutory surplus plus the statutory contingency reserve.  The Corrective Orders under which Triad is currently operating specifically prohibit the writing of new insurance by Triad.  While the risk-to-capital ratio of Triad has benefitted from the DPO requirements of the Corrective Orders, it remains greater than the 25-to-1 regulatory guideline.  Even if Triad’s risk-to-capital ratio were to be reduced to 25-to-1 or lower as a result of the second Corrective Order, Triad would continue to be prohibited by the Department from issuing new commitments for insurance.

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

During the first quarter of 2010, the Company determined that its two largest captive reinsurers had not maintained the required capitalization in their trusts.  As a result, and with the mutual agreement of each of the captive reinsurers, the Company commuted both of these captive reinsurance agreements during the first quarter of 2010 and received approximately $188.7 million of aggregate trust assets from the two captive reinsurers.  These commutations resulted in an increase in invested assets and a corresponding decrease in reinsurance recoverable.  The commutations had minimal impact on the Company’s results of operations or financial condition because the net amounts received were previously recorded as reinsurance recoverable on the balance sheet.  The commutations and receipt of the trust assets, however, positively impacted cash flows for the nine months ended September 30, 2010.  Commutation activity in the nine months ended September 30, 2011 has not been material to the Company’s results of operations, financial condition, or cash flow.

Loss Reserves

The Company establishes loss reserves to provide for the estimated costs of settling claims on loans reported in default and estimates on loans in default that are in the process of being reported to the Company as of the date of the financial statements.  Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default.  Loss reserves are established by management using historical experience and by making various assumptions and judgments about the number of loans in default that will ultimately result in a claim payment (claim rate or frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default.  The Company’s reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as, among others, default status, policy year, originating lender, and the number of months the policy has been in default, as well as the combined loan-to-value (“LTV”) ratio.  The Company also incorporates in the calculation of loss reserves the probability that a policy may be rescinded for underwriting violations.

Generally, the Company’s master policies provide that we are not liable to settle a claim for loss if the application for insurance for the loan in question contains fraudulent information, misrepresentations, non-compliance with lender-specific programs, or other underwriting violations, which are referred to collectively as underwriting violations.  Where such underwriting violations are found, coverage on the loan may be rescinded, or canceled, retroactive to the date the insurance was written. In cases where coverage is rescinded, all premiums paid on the policy are returned.

During 2010, 2009, and 2008, the Company rescinded coverage on policies with risk in force of $714 million, $683 million, and $244 million, respectively.  During the first nine months of 2011, the Company rescinded coverage on policies with risk in force of $314 million compared with $568 million in the comparable prior year period.  The decline in rescinded risk in force was primarily due to fewer defaults under investigation during the current year.  The Company anticipates significantly less rescinded risk for all of 2011 than was rescinded in the prior two years.  Rescission activity has been concentrated in policies that were in default or with respect to which a claim had already been filed and would likely have ultimately progressed to a settled claim.

Rescissions are a key component in determining the level of estimated loss reserves and ultimately the level of paid claims and any change to the actual rescission rate compared to those utilized in the reserve methodology can have a material impact on the Company’s financial condition.  Such changes may come about for a number of reasons, including legal determinations and settlement agreements with servicers or loan originators regarding Triad’s ability to rescind coverage.

Triad is currently involved in litigation regarding its rescission practices and customers have the right to challenge our rescission decisions and routinely do so.  A decision to rescind coverage may generally be challenged for up to three years following the date that coverage was rescinded.  Due to the recent nature of rescission activity, the majority of our rescissions remain subject to challenge.  If a decision to rescind coverage is reversed, we would likely be required to reinstate coverage on the disputed loan, establish loss reserves if the loan was in default, and eventually pay a claim, including accrued interest, if the loan ultimately proceeded to foreclosure.  As of September 30, 2011, successful challenges to our original decision to rescind coverage have been granted primarily on a loan-by-loan basis when new facts were presented and have not been material when compared to the amount of rescissions, to our level of loss reserves, to the results of operations, or to our financial condition.  Furthermore, while there is a risk that we will not be successful in defending our rescission practices in the ongoing litigation, the ultimate resolution of this matter is uncertain and the potential liability cannot be reasonably estimated.  As a result, Triad has not established additional loss reserves to reflect the possibility that it will be unsuccessful in defending its rescission decisions in the ongoing legal proceeding or in other challenges.  However, an adverse ruling regarding our rescission practices in the ongoing legal proceeding or in other challenges may adversely affect our rescission practices with other lenders.  See Note 4, “Litigation” in this report and Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information.

A number of factors can impact the actual frequency and severity realized during the year compared to those utilized in the reserve assumptions at the beginning of the year, including:  unanticipated changes in home prices; the unanticipated impact of loan modification programs; the impact of a higher or lower unemployment rate than anticipated; an unanticipated slowdown or acceleration of the overall economy; or social and cultural changes that are more accepting of mortgage defaults even when the borrower has the ability to pay.  Changes in the actual rescission rate compared to the rate utilized in the reserve assumptions can also impact the frequency factor.

The estimated cost of settling claims is also inherently judgmental.  The assumptions utilized in the calculation of the loss reserve estimate are continually reviewed and adjusted as necessary.  The impact of such adjustments could be material and would be reflected in the financial statements in the periods in which the adjustments are made.

Income Recognition

In addition to the income recognition policies related to premiums as described in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company establishes an accrual to recognize the net present value of estimated future premiums of certain Modified Pool transactions where pre-determined aggregate stop-loss limits in the related contracts have been met on a settled basis, but for which the premium continues until the insurance in force declines to 10% of the original amount.  Changes to the accrual and the effect on income are:

•	The initial establishment of an accrual for a Modified Pool transaction that exceeds the contractual aggregate stop-loss limits on a settled basis. This will increase income.

•
Differences in premium received and the estimate of premium received for such Modified Pool transactions.  Income would increase or decrease if the premium received is greater than or less than, respectively, the estimate of premium received.

•
Changes to the net present value of estimated future premiums due to changes in the lapse rates or discount rates utilized for such Modified Pool transaction.  Changes, if any, could increase or decrease income.

The impact of any such changes would be reflected in the financial statements for the period in which the adjustments are made.  In the third quarter of 2011, several Modified Pool transactions reached the stop-loss limits on a settled basis, which resulted in an additional net accrual of premium of approximately $11.1 million.

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

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies.  Three groups of current owners and/or servicers of AHM-originated loans filed motions to intervene in the lawsuit, which were granted by the Court on May 10 and October 29, 2010.  On March 4, 2011, Triad amended its complaint to add a count alleging fraud in the inducement.  On March 25, 2011, each of the interveners filed a motion to dismiss.  Triad filed its answer and answering brief in opposition to the motions to dismiss on May 27, 2011 and the interveners filed their reply briefs on July 13, 2011.  The total amount of risk originated under the AHM master policies, accounting for any applicable stop-loss limits associated with Modified Pool contracts and less risk originated on policies that have been subsequently rescinded, was $1.4 billion, of which $0.7 billion remained in force at September 30, 2011.  Triad continues to accept premiums and process claims under the master policies, with the earned premiums and settled losses reflected in the Consolidated Statements of Operations.  However, as a result of the litigation, Triad ceased remitting claim payments to companies servicing loans originated by AHM and the liability for losses settled but not paid is included in “Accrued expenses and other liabilities” on the Consolidated Balance Sheets.  Triad has not recognized any benefit in its financial statements pending the outcome of the litigation.

On November 4, 2009, AHM filed an action in the Bankruptcy Court seeking to recover $7.6 million of alleged preferential payments made to Triad.  AHM alleged that such payments constituted a preference and were subject to recovery by the bankrupt estate.  This matter settled for an immaterial amount in September 2011, and the action has been dismissed.

On March 5, 2010, Countrywide Home Loans, Inc. filed a lawsuit in the Los Angeles County Superior Court of the State of California alleging breach of contract and seeking a declaratory judgment that bulk rescissions of flow loans is improper and that Triad is improperly rescinding loans under the terms of its master policies.  On May 10, 2010 the case was designated as complex and transferred to the Court’s Complex Litigation Program.  Non-binding mediation occurred on July 22, 2011 with a follow-up mediation session on October 13, 2011.  In the event that a settlement is not successfully concluded, Triad intends to vigorously defend this matter.

5.  Investments

All fixed maturity securities are classified as “available-for-sale” and are carried at fair value.  Approximately 75% of the Company’s total invested assets reported at September 30, 2011 were held in a separate account pursuant to a custodial arrangement to support the DPO liability and related accrued interest as required by the second Corrective Order, compared to 49% at December 31, 2010.

 Unrealized gains on available-for-sale securities, net of tax, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity. Effective December 2008, the Company has recognized an impairment loss on all securities for which the fair value was less than the amortized cost at the balance sheet date because the Company may not be in a position to retain a security until it recovers value due to its financial condition and the regulatory oversight by the Department. Impairment losses are recognized as realized investment losses in the Consolidated Statement of Operations. If the Company believes that the recorded impairment was due to reasons other than credit related, the difference between the impaired value and principal amount will be amortized into interest income through the anticipated maturity date.

The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities as of September 30, 2011 and December 31, 2010 were as follows:

	As of September 30, 2011
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$23,164	$593	$-	$23,757
Foreign government securities	10,304	478	-	10,782
Corporate debt	486,348	26,088	-	512,436
Residential mortgage-backed	42,908	2,429	-	45,337
Commercial mortgage-backed	28,693	1,741	-	30,434
Asset-backed	39,024	1,316	-	40,340
State and municipal bonds	71,184	5,334	-	76,518
Total fixed maturities	701,625	37,979	-	739,604
Short-term investments	33,474	-	-	33,474
Total securities	$735,099	$37,979	$-	$773,078

	As of December 31, 2010
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$42,650	$774	$-	$43,424
Foreign government securities	14,964	111	-	15,075
Corporate debt	507,460	24,196	-	531,656
Residential mortgage-backed	64,900	3,041	-	67,941
Commercial mortgage-backed	21,954	2	-	21,956
Asset-backed	38,378	1,347	-	39,725
State and municipal bonds	87,239	5,319	-	92,558
Total fixed maturities	777,545	34,790	-	812,335
Short-term investments	39,561	-	-	39,561
Total securities	$817,106	$34,790	$-	$851,896

Unrealized gains do not necessarily represent future gains that the Company will realize.  The value of the Company’s investment portfolio will vary depending on overall market interest rates, credit spreads, and changing conditions related to specific securities, as well as other factors. Volatility may increase in periods of uncertain market or economic conditions.  Unrealized gains at both September 30, 2011 and December 31, 2010 were due primarily to a decline in interest rates from those at the time of initial purchase, although the recovery in value of previously impaired fixed maturity securities also contributes to the level of unrealized gains.

The amortized cost and estimated fair value of fixed maturity available-for-sale securities at September 30, 2011 are summarized by stated maturity below.  Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are presented separately below because they generally provide for periodic payments of principal.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Fair Value

Maturity:
One year or less	$49,909	$50,984
After one year through five years	387,951	405,098
After five years through ten years	127,396	137,949
After ten years	25,744	29,462
	591,000	623,493
Assets with periodic principal payments:
Asset-backed securities	39,024	40,340
Commercial mortgage-backed securities	28,693	30,434
Residential mortgage-backed securities	42,908	45,337
Total	$701,625	$739,604

Actual and expected maturity for fixed maturity securities may differ as a result of calls or prepayments before stated maturity.

Realized Gains (Losses) Related to Investments

The details of net realized investment gains (losses) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$2,780	$14,839	$6,423	$15,987
Gross realized losses	(1,429)	(161)	(2,510)	(2,518)
Equity securities:
Gross realized gains	-	8	2	23
Other investment (losses) gains	(2)	8	(2)	(25)
Net realized gains	$1,349	$14,694	$3,913	$13,467

Gross realized gains during the third quarter and first nine months of 2011 were primarily due to discretionary sales of corporate securities.  Gross realized losses in the third quarter and first nine months of both 2011 and 2010 were primarily attributable to the other-than-temporary impairments of securities with market values less than the respective book value. Approximately 14% of the write-downs in the third quarter of 2011 was related to securities that are credit concerns.  Because the value of the existing investments is in part dependent on the difference between the coupon rate compared to the current market rates for similar securities, an increase in market interest rates most likely would bring about further realized losses.

6.  Fair Value Measurement

Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of September 30, 2011 and December 31, 2010 are summarized below:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets
Fixed maturity securities available-for-sale	$739,604	$739,604	$812,335	$812,335
Short-term investments	33,474	33,474	39,561	39,561
Cash and cash equivalents	65,051	65,051	38,762	38,762

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

An asset’s or a liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  An asset’s or a liability’s level within the fair value hierarchy as well as transfers in and out of Level 3 are determined at the end of the reporting period.  At September 30, 2011, approximately 0.1% of the Company’s invested assets were Level 3 securities.

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

Fixed maturities

U.S. Government and agency securities – U.S. Government and agency securities include U.S. Treasury securities, agency/government sponsored entity (“GSE”) issues, and corporate government-backed obligations issued under the Temporary Liquidity Guarantee Program.  The fair value for U.S. Treasury securities is based on regularly updated quotes from active market makers and brokers.  The fair value for agency and other government-backed obligations is based on regularly updated dealer quotes, secondary trading levels, and the new issue market.  U.S. Government and agency securities are generally categorized as Level 2.

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

Asset-backed securities – The fair value of asset-backed securities is based on prices of similar securities and discounted cash flow analysis incorporating prepayment and default assumptions. Asset-backed securities are generally categorized as Level 2.  For certain securities, if cash flow or other security structure or market information is not available, the fair value may be based on broker quotes or benchmarked to an index.  In such instances, these asset-backed securities are generally categorized as Level 3.

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

Fair Value of Investments

The following table summarizes the assets measured at fair value on a recurring basis and the source of the inputs in the determination of fair value as of September 30, 2011 and December 31, 2010:

		Fair Value at Reporting Date Using
(dollars in thousands)	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale:
Fixed maturities:
U. S. government and agency securities	$23,757	$-	$23,757	$-
Foreign government securities	10,782	-	10,782	-
Corporate debt	512,436	-	512,436	-
Residential mortgage-backed	45,337	-	45,337	-
Commercial mortgage-backed	30,434	-	30,434	-
Asset-backed	40,340	-	39,293	1,047
State and municipal bonds	76,518	-	76,518	-
Total fixed maturities	739,604	-	738,557	1,047
Short-term investments:
Money market instruments	30,610	30,610	-	-
Other	2,864	-	2,864	-
Total	$773,078	$30,610	$741,421	$1,047

		Fair Value at Reporting Date Using
(dollars in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale:
Fixed maturities:
U. S. government and agency securities	$43,424	$-	$43,424	$-
Foreign government securities	15,075	-	15,075	-
Corporate debt	531,656	-	531,656	-
Residential mortgage-backed	67,941	-	67,941	-
Commercial mortgage-backed	21,956	-	21,956	-
Asset-backed	39,725	-	38,134	1,591
State and municipal bonds	92,558	-	92,558	-
Total fixed maturities	812,335	-	810,744	1,591
Short-term investments:
Money market instruments	22,126	22,126	-	-
Other	17,435	-	17,435	-
Total	$851,896	$22,126	$828,179	$1,591

Significant unobservable inputs (Level 3) were used in determining the fair value on certain bonds in the fixed maturities portfolio during this period.  The following table provides a reconciliation of the beginning and ending balances of these Level 3 bonds and the related gains and losses related to these assets during the three months and nine months ended September 30, 2011 and 2010, respectively.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010

Securities available-for-sale:
Asset-backed bonds:
Beginning balance	$1,064	$2,046	$1,591	$1,994
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	(460)	-	(460)
Total gains and losses (realized and unrealized):
Included in operations	3	13	55	(172)
Included in other comprehensive income	(20)	145	65	266
Purchases, issuances, sales, and settlements:
Purchases	-	57	55	196
Issuances	-	-	-	-
Sales	-	(109)	(719)	(132)
Settlements	-	-	-	-
Ending balance	$1,047	$1,692	$1,047	$1,692

The amount of total gains and losses for the period included in operations attributable to realized losses and the change in unrealized gains relating to assets still held at the reporting date.	$(17)	$158	$120	$94

7.  Earnings (Loss) Per Share ("EPS")

Basic and diluted EPS are based on the weighted-average daily number of shares outstanding.  In computing diluted EPS, only potential common shares that are dilutive – those that reduce EPS or increase loss per share – are included.  Exercises of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported.  For the three months and nine months ended September 30, 2011, the Company reported a loss from operations and therefore stock options and unvested restricted stock had no dilutive effect on the weighted-average shares outstanding.  The numerator used in both the basic EPS and diluted EPS calculation is the loss reported for the period represented.  For the three months and nine months ended September 30, 2011, options to purchase approximately 8,000 and 8,500 shares, respectively, of the Company’s common stock were excluded from the calculation of EPS because they were antidilutive.  For the three months ended September 30, 2010, stock options and unvested restricted stock had no dilutive effect on the weighted-average shares outstanding.  For the nine months ended September 30, 2010, the denominator used to calculate diluted EPS includes the dilutive effects of 1,610 weighted-average shares of unvested restricted stock.  The extraordinary item reported in the 2010 third quarter contributed $1.95 and $1.96 per share to basic and diluted EPS for the three months and nine months ended September 30, 2010, respectively.

8.  Comprehensive Income (Loss)

Comprehensive income (loss) consists of the net loss and other comprehensive income (loss).  For the Company, other comprehensive income (loss) is normally composed of the change in unrealized gains or losses on available-for-sale securities, net of income taxes.  Effective with the issuance of the first Corrective Order, the Company no longer has the ability to hold securities in an unrealized loss position until such time that the securities recover in value or mature due to the possibility that Illinois law may require the Department to seek receivership if the corrective plan were deemed ineffective.  Thus, any security with a fair value less than the book value at the balance sheet date is considered to be other-than-temporarily impaired and the loss is recognized as a realized loss in the Statements of Operations.  For the three months ended September 30, 2011, the Company reported other comprehensive loss of $0.1 million.  For the nine months ended September 30, 2011, the Company reported other comprehensive income of $2.1 million.  For the same three month and nine month periods of 2011, the Company had a comprehensive loss of $37.6 million and $44.7 million, respectively.  For the three month and nine month periods ended September 30, 2010, the Company reported other comprehensive loss of $1.3 million and other comprehensive income of $5.4 million, respectively.  The Company had comprehensive income of $52.7 million and $110.8 million for the three month and nine month periods ended September 30, 2010.

At September 30, 2011, the Company’s stockholders’ deficit included accumulated other comprehensive income of $20.7 million, which was comprised of unrealized gains on investments of $38.4 million, net of reclassification adjustments of $3.9 million, offset by income tax liability of $17.7 million.  At December 31, 2010, the Company’s accumulated other comprehensive income of $18.6 million was comprised of unrealized gains on investments of $35.2 million, net of income tax liability of $16.6 million.  Other comprehensive income at September 30, 2011 and December 31, 2010 included unrealized gains of $0.4 million on trust assets that are included in other assets.

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

The Company has established a full valuation allowance for the portion of deferred tax assets that are not expected to be realized, primarily the net operating loss (“NOL”) tax carryforward.  Prior to the third quarter of 2011, the Company was uncertain as to whether it was going to report a net loss or net income for the full year ending December 31, 2011.  However, given the size of the loss reported in the third quarter, the Company has concluded that it will most likely report a net loss for 2011.   Therefore, the exception provisions of ASC 740 require an income tax effect be recorded in continuing operations as a result of income included in other comprehensive income, specifically from unrealized investment gains.  The tax benefit of $1.1 million recorded in the third quarter of 2011 reflects the tax effect on the unrealized gains for the entire nine months due to the previous uncertainty surrounding the net loss for the entire year.

10. Subsequent Events

We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s Consolidated Financial Statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes our consolidated financial condition, changes in financial position, and results of operations for the three and nine month periods ended September 30, 2011 and 2010.  This discussion supplements Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010, and should be read in conjunction with the interim financial statements and notes contained herein.

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

TGIC is an Illinois-domiciled mortgage guaranty insurance company and TGAC is an Illinois-domiciled mortgage guaranty reinsurance company.  The Illinois Department of Insurance (the “Insurance Department”) is the primary regulator of both TGIC and TGAC.  The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of our insurance business.  We ceased issuing new commitments for mortgage guaranty insurance coverage in 2008 and are operating our business in run-off under two Corrective Orders issued by the Department.  As noted above, the term "run-off" means continuing to service existing policies, but writing no new mortgage guaranty insurance policies.  Servicing existing policies includes: billing and collecting premiums on policies that remain in force; cancelling coverage at the insured’s request; terminating policies for non-payment of premium; working with borrowers in default to remedy or cure the default and/or mitigate our loss; reviewing policies for the existence of misrepresentation, fraud, or non-compliance with stated programs; and settling all legitimate filed claims per the provisions of the policies and the two Corrective Orders issued by the Department. The term “settled,” as used in this report in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by our policyholders. Prior to June 2009, valid claims were settled solely by a cash payment. As required by the second Corrective Order, effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”).  The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on surplus notes payable to TGI by Triad, and include certain requirements on the payment of claims.

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

Persistency, which measures the percentage of insurance in force remaining from one-year prior, is an important metric in understanding our future premium revenue.  Generally, the longer a policy remains on our books, or “persists”, the greater the amount of total premium revenue we will earn from the policy.

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

As we are operating in run-off and are issuing no new insurance commitments, our results of operations largely depend on the amount of future premium that we earn less the amount of losses that we incur each period on the new defaults reported to us.  In addition, our results may be significantly impacted by the development of our loss reserves.  Our reported results will benefit if we are able to settle our loss reserves at a lesser amount than that reported on our balance sheet through loss mitigation, litigation and settlements with servicers.  Conversely, our results from operations will be negatively impacted if the settled losses are greater than the loss reserves provided.  Our results of operations also depend on a number of other factors, many of which are not under our control.  These factors include:

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

Accounting Principles

In understanding our financial position and results of operations, it is important to understand the difference between accounting principles generally accepted in the United States of America (“GAAP”) and statutory accounting principles (“SAP”) applicable to insurance companies and how we use these accounting principles.

As an insurance company, Triad is required to file financial statements prepared in accordance with SAP with the insurance departments of the states in which it conducts business.  The financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders are prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department.  However, the Company prepares its financial statements presented in this Quarterly Report on Form 10-Q and in our other SEC filings in conformity with GAAP.  The primary difference between GAAP and SAP for Triad at September 30, 2011 was the reporting requirements relating to the establishment of the DPO stipulated in the second Corrective Order, which is described below.

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

Corrective Orders

Triad has entered into two Corrective Orders with the Department. Among other things, the Corrective Orders:

•	Require oversight by the Department on substantially all operating matters;

•	Prohibit stockholder dividends from Triad to TGI without the prior approval of the Department;

•	Prohibit the accrual of interest or the payment of interest and principal on Triad’s surplus note to TGI without the prior approval of the Department;

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

The DPO is an interest bearing subordinated obligation of Triad with no stated repayment terms.  The requirement to settle claims with both the payment of cash and recording of a DPO became effective on June 1, 2009.  At September 30, 2011, the recorded DPO, which includes accrued interest of $25.6 million, amounted to $576.5 million and, as a result, approximately 75% of our total invested assets reported at September 30, 2011 were held in a separate account pursuant to a custodial arrangement to support this liability as required by the second Corrective Order.  The recording of a DPO does not impact reported settled losses as we continue to report the entire amount of a claim in our statement of operations.  The accounting treatment for the recording of the DPO on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus, which serves to increase reported statutory surplus.  However, in our financial statements prepared in accordance with GAAP included in this report, the DPO and related accrued interest are reported as liabilities.  At September 30, 2011, the cumulative effect of the DPO requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves, was to increase statutory policyholders’ surplus by $917.3 million over the amount that would have been reported absent the second Corrective Order.  The cumulative increase to statutory policyholders’ surplus of the DPO requirement was $818.8 million at December 31, 2010.  There is no impact to our stockholders’ deficit calculated on a GAAP basis.  Any repayment of the DPO or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.

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

Prior to the issuance of the second Corrective Order, our recurring losses from operations and resulting decline in policyholders’ surplus as calculated in accordance with SAP increased the likelihood that Triad would be placed into receivership and raised substantial doubt about our ability to continue as a going concern.  The positive impact on surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $242.3 million at September 30, 2011, as opposed to what would have been a deficiency in policyholders’ surplus of $675.1 million on the same date had the second Corrective Order not been implemented.  Furthermore, we continued to report a deficit in assets under GAAP of $630.9 million at September 30, 2011.  While implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about our ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent, if Triad fails to comply with provisions of the Corrective Orders, or for other reasons.  If the Department was to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws or otherwise consider dissolution of the Company.  Our consolidated financial statements that are presented in this report do not include any accounting adjustments that reflect the financial risks of Triad entering receivership proceedings and assume that we will continue as a going concern.

Captive Reinsurance Commutations

During the first quarter of 2010, we determined that our two largest captive reinsurers had not maintained the required capitalization in their trusts.  As a result, and with the mutual agreement of each of the captive reinsurers, we commuted both of these captive reinsurance agreements during the first quarter and received approximately $188.7 million of aggregate trust assets from the two captive reinsurers.  These commutations resulted in an increase in our invested assets and a corresponding decrease in reinsurance recoverable.  The commutations had minimal impact on our results of operations or financial condition because the net amounts received were previously recorded as reinsurance recoverable on our balance sheet.  The commutations and receipt of the trust assets, however, positively impacted our cash flows for the quarter ended March 31, 2010.  Commutation activity in the nine months ended September 30, 2011 has not been material to the Company’s results of operations, financial condition, or cash flow.

Foreclosure Prevention Initiatives and Moratoriums

Several programs have been initiated by the federal government, the GSEs, and certain lenders that are, in general, designed to prevent foreclosures and provide relief to homeowners. These programs may involve modifications to the original terms of existing mortgages or their complete refinancing.  These programs seek to provide borrowers a more affordable mortgage by modifying the interest rate, extending the term of the mortgage, or, in limited cases, principal forgiveness.

One such program is the Home Affordable Modification Program (“HAMP”), which provides incentives to borrowers, servicers, and lenders to modify loans. HAMP and other such programs have been responsible for a large percentage of our cures since 2009.  The number of policies cured under these programs has declined in 2011 from levels experienced in 2010 although the decline has been more moderate than what we previously expected. We continue to believe, however, that absent changes to HAMP and an extension of its term, the number will continue to decrease in future periods as the number of policies eligible for the current programs declines.

We rely on information concerning HAMP as well as other foreclosure prevention programs provided to us primarily by the GSEs and servicers.  We do not believe that we receive timely information on all of the loans participating in these programs nor the current status of the participating loans and we do not have the necessary information to determine the number of our policies in force that would be eligible for such modification programs.  Furthermore, a number of the policies that have completed the trial modification period have subsequently re-defaulted and we believe the number of policies that re-default will increase in the future. This could be exacerbated by adverse conditions in the housing market or economy in general.  The ultimate impact of HAMP and other such programs is dependent on the number of policies that are successfully modified and do not re-default. Currently, we are unable to estimate with any degree of precision these factors and are, therefore, unable to estimate the ultimate impact of these programs on our results of operations and financial condition. If HAMP and/or similar programs prove to be effective in preventing foreclosures, future settled claim activity could be reduced.

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

Another program is the Home Affordable Refinance Program (“HARP”), which was developed in 2009 but revised in the third quarter of 2011.  This program is designed to provide a borrower, whom is current on all mortgage payments, the opportunity to take advantage of existing lower interest rates through a refinancing that would make the loan more affordable.  The original HARP program limited eligible fixed-rate loans to those with a maximum current loan-to-value (“LTV”) ratio of 125%.  The revised program has removed the LTV limitation for fixed-rate loans.  The LTV limit for ARMs continues to be 105% of the current value.  We do not expect the revised HARP program to have a significant impact on our results because: (i) these loans must not be in default to qualify; and (ii) we would continue to provide mortgage insurance on the refinanced loan.

Loan servicers and government entities have also implemented temporary foreclosure moratoriums for various reasons, some of which were in response to documentation problems and other issues with foreclosure proceedings.  Because the completion of a valid foreclosure is a requirement for the filing of a claim for loss, these programs serve to temporarily reduce our claims settled, but may lead to greater ultimate claim costs due to the accrual of interest and other expenses.  While these moratoriums have delayed our claims settled and increased the time a policy remains in our default inventory, we do not expect a significant direct impact on our financial condition from these temporary moratoriums.

See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 for more information on the risks and uncertainties associated with foreclosure moratoriums.

Consolidated Results of Operations

Following is selected financial information for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands, except per share data)	2011	2010	Change	2011	2010	Change

Earned premiums	$49,719	$44,278	12	$122,241	$162,496	(25)
Net losses and loss adjustment expenses	87,842	35,401	148	170,847	99,869	71
Net (loss) income	(37,529)	54,015	(169)	(46,837)	105,326	(144)
Diluted (loss) income per share	(2.46)	3.56	(169)	(3.07)	6.96	(144)

The financial results for the three months and nine months ended September 30, 2011 as compared to the same period of 2010 were affected by the following:

•
An increase in earned premium for the third quarter of 2011 compared to the third quarter of 2010, which was primarily due to an $11.9 million accrual for Modified Pool transactions where contractual aggregate stop-loss limits in specific contracts were reached on a settled basis.  Earned premium during the third quarter of 2011 also benefitted from a lower amount of premium refunds related to rescissions.  The increase in earned premium during the third quarter of 2011 was mitigated somewhat by the decline in insurance in force.  The nine month decline in earned premium was primarily due to the decline in insurance in force combined with a greater impact from premium refunds.

•	A decline in investment income for both comparable periods, which was due to declines in average invested assets and lower realized yields.

•
An increase in net losses and loss adjustment expenses (LAE) for the third quarter of 2011 compared to the third quarter of 2010, which was primarily due to a smaller benefit from changes in reserve factors.  The nine-month period comparison was affected by reductions in reserve factors in the second and third quarters of 2010.

•	An increase in interest expense during both the three months and nine months ended September 30, 2011, which was due to the continued growth in accrued interest related to the DPO liability.

•	A decline in other operating expenses during both comparable periods as employee and other variable costs continue to decline during run-off.

•	An extraordinary gain on the repurchase and retirement of our long-term debt in the third quarter of 2010.

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

Insurance and Risk in Force

Insurance in force is the total principal balance of our insured loans.  The following table provides detail on our direct insurance in force at September 30, 2011 and 2010:

	September 30,		%
(dollars in thousands)	2011	2010	Change

Primary insurance	$25,362,615	$30,828,321	(18)
Modified Pool insurance	7,090,306	10,587,206	(33)
Total insurance	$32,452,921	$41,415,527	(22)

The decline in Primary insurance in force at September 30, 2011 from September 30, 2010 is due to the cancellation of insurance coverage resulting primarily from claim settlement and rescission activity.  The decline in Modified Pool insurance in force for the same period is also due to claim settlement and rescission activity, as well as the termination of a number of Modified Pool transactions where contractual aggregate stop-loss limits in the contracts were met on a settled basis.  Cancellation of insurance coverage resulting from refinance activity was minimal despite record low mortgage rates.  We believe the low amount of refinance activity was primarily due to the decline in home values combined with tightened underwriting standards.  Cancellation activity has also benefited from the temporary delays in foreclosure.

Primary insurance persistency declined slightly to 82.3% at September 30, 2011 compared to 83.5% at September 30, 2010. Modified Pool insurance persistency increased to 67.0% at September 30, 2011 compared to 60.0% at September 30, 2010.

A portion of our Modified Pool contracts contain provisions that terminate both the coverage and the contract when cumulative settled losses reach the stop-loss limit.  No future premium is received following the termination of these Modified Pool contracts.  During the first nine months of 2011, approximately $390 million of Modified Pool insurance in force under this type of contract was terminated compared to $1.2 billion in 2010, all of which occurred during the first six months.

The majority of our Modified Pool contracts do not terminate when settled losses reach the stop-loss limit and, in general, premiums will continue to be collected until coverage is reduced to a de minimus amount or time limits, if any, expire.  For these types of contracts, we recognize the net present value of the estimated future premium in the period during which our payments reach the maximum liability on a settled basis under the contract.  During the first nine months of 2011, approximately $1.5 billion of Modified Pool insurance in force under this type of contract had settled losses reach the stop-loss limit compared to $1.8 billion in the first nine months of 2010 and $1.9 billion for the year ended December 31, 2010.  For both types of Modified Pool contracts, affected policies are excluded from in force statistics once the contractual stop-loss limit is met on a settled basis.

Approximately 72.5% of our Modified Pool insurance in force was originated from 2005 through 2007.  Given the adverse development of our Modified Pool insurance originated in these years, the majority of these transactions have already reached the stop-loss limit on an incurred basis.  As the following table indicates, under our Modified Pool contracts, we have limited loss exposure for future defaults, or changes in loss reserves on existing defaults, from contracts originated from 2005 through 2007.  We have additional exposure to Modified Pool contracts originated in 2004 and prior years; however, given the performance to date for these policy years and our belief about the expected future performance, we expect losses from Modified Pool contracts to have significantly less bearing on our future results compared to our Primary business.

	September 30,	September 30,
(dollars in thousands)	2011	2010

Modified Pool Summary
Net risk in force (accounting for stop loss amounts and deductibles)	$375,123	$514,861
Carried reserves on net risk in force	125,768	248,289
Remaining aggregate loss exposure on Modified Pool contracts	$249,355	$266,572

Remaining Aggregate Loss Exposure by Policy Year
2003 and Prior	$112,126	$117,365
2004	60,454	77,307
2005	5,457	7,242
2006	64,179	57,438
2007	7,139	7,220
	$249,355	$266,572

Net risk in force is computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements and applicable stop-loss limits and deductibles but before accounting for carried loss reserves.  Net risk in force inclusive of both Primary and Modified Pool insurance was $6.9 billion at September 30, 2011 compared to $8.6 billion at September 30, 2010.  Primary insurance accounted for approximately 94% of our net risk in force at September 30, 2011 and 93% at September 30, 2010.  Given the relatively small amount of remaining exposure attributable to Modified Pool insurance, as detailed in the table above, our incurred loss discussions and disclosures in this Form 10-Q are focused on Primary insurance.  The following table provides detail on our Primary risk in force, net of risk ceded to captives, at September 30, 2011 and 2010.

	September 30,		%
(dollars in thousands)	2011	2010	Change

Gross Primary risk in force	$6,644,811	$8,073,381	(18)
Less: Ceded risk in force	(99,987)	(185,670)	46
Net Primary risk in force	$6,544,824	$7,887,711	(17)

The percentage of our Primary insurance in force subject to captive reinsurance arrangements decreased to 10.1% at September 30, 2011 from 15.2% at September 30, 2010.  The decline is primarily due to the cancellation of insurance coverage resulting from claim and rescission activity as well as the commutation of certain captive reinsurance agreements.  Assets held in trusts supporting the reinsured risk also declined to $41.0 million at September 30, 2011 from $64.8 million at September 30, 2010.  In instances where remaining captive reinsurance agreements have trust balances below the reserves ceded under the contracts, the net reserve credit that we recognize in our financial statements is limited to the trust balance.  Given the decline in insurance in force subject to captive reinsurance and this limitation, we expect to receive only minimal benefits in future periods from these agreements.

At September 30, 2011, approximately 17.6% of our gross Primary risk in force was comprised of coverage on loans with the potential for negative amortization (“pay-option ARM”) and interest only loans.  An inherent risk in both a pay-option ARM loan and an interest-only loan is the impact of the scheduled milestone in which the borrower must begin making amortizing payments, which can be substantially greater than the minimum payments required before the milestone is met.  An additional risk to a pay-option ARM loan is that the payment being made may be less than the amount of interest accruing, creating negative amortization on the outstanding principal of the loan.  The majority of our pay-option ARM loan portfolio has accumulated negative amortization and we believe these pay-option ARM loans have been or will be subject to significant payment shock, which increases our risk of loss.  Many of these pay-option ARM loans are from Arizona, California, Florida, and Nevada, which we refer to as “distressed markets.”  Due to the structures of the pay-option ARM loan products that we insure, the majority of these loans typically reach the milestone where the borrower must begin making amortization payments no later than five years from the date the loan was issued.  Because many of the pay-option ARMs are from the 2006 and 2007 vintages, the default rates on pay-option ARM loans over the next several years may increase as the remaining loans convert to amortizing payments.

At September 30, 2011, approximately 15.2% of our gross Primary risk in force was comprised of coverage on “Alt-A” loans.  We define Alt-A loans as loans that have been underwritten with reduced or no documentation verifying the borrower’s income, assets, or employment and where the borrower had a FICO score greater than 619 at origination.  We have found a substantial amount of misrepresentation, program violations, and fraud on the Alt-A loans in our portfolio and Alt-A loans have a relatively high rescission rate.  Due in part to depressed conditions in the housing markets, the Alt-A loans, pay-option ARM loans, and interest-only loans have, as a group, performed significantly worse than the remaining prime fixed rate loans.

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

The following table shows risk in force and default statistics for our Primary business by policy year and breaks out the impact of the distressed markets at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Total Company				Distressed Markets
(dollars in thousands)	Primary Risk in Force	Average Primary Risk in Force Per Policy	Primary Loans in Default	Default Rate	Percent of Primary Risk in Force	Average Primary Risk in Force Per Policy	Default Rate
Policy Year
2004 & Prior	$1,415,179	$28.7	5,170	10.5%	15.1%	$28.3	13.0%
2005	915,318	40.5	3,851	17.0%	21.5%	52.1	32.7%
2006	1,315,830	49.1	5,224	19.5%	27.1%	68.7	37.8%
2007	2,545,146	51.4	8,769	17.7%	24.6%	70.1	32.9%
2008	453,338	46.6	986	10.1%	19.1%	54.6	15.7%
Total	$6,644,811	42.1	24,000	15.2%	22.3%	54.7	27.3%

	December 31, 2010
	Total Company				Distressed Markets
(dollars in thousands)	Primary Risk in Force	Average Primary Risk in Force Per Policy	Primary Loans in Default	Default Rate	Percent of Primary Risk in Force	Average Primary Risk in Force Per Policy	Default Rate
Policy Year
2004 & Prior	$1,662,036	$29.1	5,673	9.9%	15.0%	$29.1	12.3%
2005	1,029,617	40.7	4,256	16.8%	22.1%	52.6	33.2%
2006	1,507,343	50.1	6,269	20.8%	29.5%	70.2	41.4%
2007	2,923,180	52.6	10,985	19.8%	26.5%	71.5	37.7%
2008	502,068	46.7	1,106	10.3%	19.0%	55.1	18.0%
Total	$7,624,244	42.6	28,289	15.8%	23.5%	56.4	29.9%

The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.

Revenues

A summary of the individual components of our revenue for the third quarter and first nine months of 2011 and 2010 follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2011	2010	Change	2011	2010	Change

Direct premium written before the impact of refunds	$58,407	$60,855	(4)	$163,746	$203,616	(20)
Less:
Cash refunds primarily related to rescissions	(7,944)	(17,427)	54	(36,865)	(45,380)	19
Change in refund accruals primarily related to rescissions	(193)	2,049	(109)	(1,275)	15,830	(108)
Direct premium written	50,270	45,477	11	125,606	174,066	(28)
Less ceded premium	(1,578)	(2,338)	33	(4,794)	(13,270)	64
Net premium written	48,692	43,139	13	120,812	160,796	(25)
Change in unearned premiums	1,027	1,139	(10)	1,429	1,700	(16)
Earned premiums	$49,719	$44,278	12	$122,241	$162,496	(25)

Net investment income	$7,364	$9,681	(24)	$23,981	$30,115	(20)
Net realized investment gains	$1,349	$14,694	(91)	$3,913	$13,467	(71)
Other income (expense)	$10	$(29)	134	$66	$(37)	278
Total revenues	$58,442	$68,624	(15)	$150,201	$206,041	(27)

The decrease in direct premium written before the impact of refunds was due in part to a 21.6% decline in insurance in force since September 30, 2010. However, premium written during the third quarter of 2011 benefitted from an additional $11.9 million accrual for Modified Pool transactions that exceeded their respective contractual stop-loss limits during the quarter, compared to an increase of $3.2 million in the third quarter of 2010.  For the nine month periods ended September 30, 2011 and 2010, premium written reflected a net increase of $10.6 million and $14.5 million, respectively, in the accrual related to the Modified Pool transactions where we have reached the stop loss on a settled basis.

Premium refunds, primarily related to rescission activity, include cash premium refunded as well as the change in the accrual for expected premium refunds.  Cash premium refunded is dependent on the number of policies rescinded and the cash refund per rescission while the accrual for expected premium refunds is dependent on our future expectations for these items. Cash premium refunds moderated substantially in the three and nine month periods ended September 30, 2011 compared to the respective periods of 2010 due to decreased rescission activity.  During the third quarter of 2011, the accrual for expected premium refunds increased slightly compared to a decline in the respective period of 2010.  The accrual for expected premium refunds, which is reported in “Accrued expenses and other liabilities” on our Consolidated Balance Sheet, was $30.9 million at September 30, 2011 compared to $31.6 million at September 30, 2010.  The impact of premium refunds on our financial statements going forward will be determined primarily by our expectations for future cash premium refunds, which may change our premium refund accrual.

Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captive reinsurers.  The decline in ceded premium in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to a decrease in average insurance in force subject to captive reinsurance.  The decline in ceded premium over the nine month periods also reflects the commutation of our two largest captive reinsurance agreements late in the first quarter of 2010.

Net investment income declined in the third quarter and first nine months of 2011 compared to the prior periods primarily due to a decline in average invested assets and a decline in the average investment yield. Invested assets have been used as a source of cash to fund operating cash shortfalls.  As a result of low market yields, we sold selected securities during the third quarter of 2011 and realized gains of approximately $2.7 million, offset by write-downs of $1.4 million for a net realized gain of $1.3 million.  The realized gains reported in the third quarter of 2010 resulted from discretionary sales to extend the average life of our investment portfolio.  We expect average invested assets to continue to decrease in 2011 and 2012 as we anticipate a continued deficit in operating cash flow.  For further discussion, see “Investment Portfolio.”

Losses and Expenses

A summary of the significant individual components of losses and expenses for the three months and nine months ended September 30, 2011 and 2010 follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2011	2010	Change	2011	2010	Change

Net losses and loss adjustment expenses:
Net settled claims	$132,545	$132,139	0	$351,037	$422,572	(17)
Net change in loss reserves	(44,192)	(97,229)	55	(181,638)	(332,739)	45
Loss adjustment (benefit) expenses	(511)	491	(204)	1,448	10,036	(86)
Total	87,842	35,401	148	170,847	99,869	71
Other operating expenses	4,450	6,206	(28)	14,065	22,559	(38)
Interest expense	4,813	2,642	82	13,260	7,927	67
Total losses and expenses	$97,105	$44,249	119	$198,172	$130,355	52

Loss ratio	176.7%	80.0%		139.8%	61.5%
Expense ratio	9.1%	14.4%		11.6%	14.0%
Combined ratio	185.8%	94.3%		151.4%	75.5%

Net losses and LAE are comprised of settled claims, LAE, and the change in the loss and LAE reserve during the period. The increase in net losses and LAE in the third quarter of 2011 compared to the respective period of 2010 was primarily due to a smaller benefit from changes in reserve factors during the third quarter of 2011.  The frequency and severity factors utilized in our reserve assumption for Primary risk in default increased slightly during the third quarter of 2011 compared to a significant reduction in 2010.

Primary risk in default decreased by 4.8% in the third quarter of 2011 compared to 10.8% in the third quarter of 2010. Contributing to the decline in risk in default was settled claim activity, cures, and rescission activity.

The following table presents a roll-forward of our Primary risk in default for the third quarter and the first nine months of 2011 and 2010.  The vast majority of amounts included in “Rescinded/Denied risk in default” is comprised of risk on policies that were rescinded.

		Three Months Ended			Nine Months Ended
		September 30,		%	September 30,		%
(dollars in thousands)		2011	2010	Change	2011	2010	Change

Beginning risk in default		$1,314,262	$1,936,381	(32)	$1,555,499	$2,240,674	(31)
Plus:	New risk in default	187,517	256,865	(27)	577,554	904,004	(36)
Less:	Paid risk in default	(93,637)	(101,032)	7	(262,720)	(308,742)	15
	Rescinded/Denied risk in default	(61,807)	(161,373)	62	(274,214)	(455,010)	40
	Cured risk in default	(95,093)	(203,718)	53	(344,877)	(653,803)	47
Ending risk in default		$1,251,242	$1,727,123	(28)	$1,251,242	$1,727,123	(28)

New Primary risk in default declined in the third quarter of 2011 compared to the 2010 third quarter although, for the first time in ten quarters, new Primary risk in default increased sequentially from  the 2011 second quarter.  Additionally, new Primary risk in default expressed as a percentage of beginning Primary risk in default increased to 14.3% at September 30, 2011 compared to 13.3% at September 30, 2010.

The cure rate (cured risk in default as a percentage of beginning risk in default) for Primary risk in default was 7.2% in the third quarter of 2011 compared to 10.5% in the third quarter of 2010.  Cures are most likely to occur while the default is in its early stage.  The following table presents the distribution of primary risk in default by the number of payments for which the borrower is in default.  The default inventory has continued to age and 55.7% of risk in default has missed more than 12 payments at September 30, 2011 compared to 44.8% at September 30, 2010.

	September 30,	December 31,	September 30,
	2011	2010	2010
Primary Business
0 - 3 payments	9.4%	9.9%	10.1%
4 - 6 payments	14.0%	17.2%	17.6%
7 - 9 payments	10.9%	14.2%	14.4%
10 - 12 payments	10.0%	12.0%	13.1%
13 - 15 payments	9.4%	10.7%	11.0%
16 - 18 payments	8.4%	8.8%	9.2%
19 - 21 payments	7.1%	7.3%	7.5%
22 - 30 payments	15.2%	13.1%	12.1%
More than 30 payments	15.6%	6.8%	5.0%
	100.0%	100.0%	100.0%

In general, our expectation for a cure decreases significantly as the underlying mortgage becomes further delinquent.  Given the delays in foreclosures and other factors slowing settled claim activity, the average age of our total default inventory has increased considerably over the past year which, all else being equal, is expected to produce a lower overall future cure rate.  HAMP and other lender loan modification programs have contributed to cure activity, including cures on policies that have been in default for an extended period of time.  However, we expect the impact of these programs to diminish as the number of policies eligible for the programs decline.  Individual lenders are still actively seeking loan modifications as an alternative to foreclosure outside of the HAMP guidelines and we continue to see the positive results of those efforts, although these cures are primarily coming from more recently reported defaults.

We rescinded coverage on Primary and Modified Pool policies with $65.6 million and $190.4 million of total risk in default during the third quarter of 2011 and 2010, respectively.  Rescinded risk in default during the second and third quarter of 2011 was down from previous periods and, while we expect rescission activity to continue to have a material impact on settled claim activity and our results of operations, we expect rescission activity to generally decline going forward.  Rescission activity remains concentrated on policies originated by certain originators and on those originated in 2006 and 2007.  We believe the majority of the rescinded risk in default would have ultimately resulted in settled claims.  See Item 1A, “Risk Factors” for risks and uncertainties associated with rescission activity.

The following table details the amount of Primary risk in default and the Primary reserve balance as a percentage of risk in default at September 30, 2011 and December 31, 2010.  The table also provides the impact of the rescission factor, which is a component of the frequency factor utilized in the reserve model, on gross case reserves at the respective period end.

	September 30,	December 31,
(dollars in thousands)	2011	2010
Primary Business
Gross risk on loans in default	$1,251,242	$1,555,499
Risk expected to be rescinded on loans in default	(224,138)	(322,843)
Risk in default net of expected rescissions	$1,027,104	$1,232,656

Gross case reserve (1)	$879,825	$1,028,655
Gross case reserves on loans expected to be rescinded	(166,314)	(225,525)
Gross case reserves net of expected rescissions	$713,511	$803,130

Gross case reserves net of expected rescissions as a percentage of gross risk in default	57.0%	51.6%

Gross case reserves net of expected rescissions as a percentage of gross risk in default, net of expected rescissions	69.5%	65.2%

Percentage decrease in gross case reserves from rescission factor	18.9%	21.9%

(1) Reflects gross case reserves, which excludes IBNR and ceded reserves.

The following table provides details on both the dollar amount and number of settled claims of both Primary and Modified Pool insurance for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2011	2010	Change	2011	2010	Change

Net settled claims:
Primary insurance	$101,289	$107,923	(6)	$283,510	$328,533	(14)
Modified Pool insurance	34,777	34,287	1	85,127	113,242	(25)
Total direct settled claims	136,066	142,209	(4)	368,637	441,775	(17)
Ceded paid losses	(3,522)	(10,070)	65	(17,600)	(19,203)	8
Total net settled claims	$132,545	$132,139	0	$351,037	$422,572	(17)

Number of claims settled:
Primary insurance	1,803	2,021	(11)	5,175	5,926	(13)
Modified Pool insurance	521	538	(3)	1,349	1,680	(20)
Total	2,324	2,559	(9)	6,524	7,606	(14)

Primary direct settled claim activity in the first nine months of 2011 and 2010 has been slowed due to delays in foreclosure proceedings resulting from, among other factors, foreclosure moratoriums implemented by servicers. The impact of these moratoriums, which was most evident in the first quarter of 2011, has declined somewhat over the nine months ended September 30, 2011.  Settled claim activity has also been affected by other factors including our investigation of policies for underwriting violations.

Average severity, which is calculated by dividing total direct settled claims by the number of claims settled, for Primary settled claims increased 5.2% to $56,200 in the third quarter of 2011 from $53,400 in the third quarter of 2010.  The increase was in part due to a larger percentage of claims from the distressed markets and the 2006 and 2007 policy years, both of which have larger average risk per policy.

Average severity for Modified Pool settled claims increased to $66,800 in the third quarter of 2011 from $63,700 in the third quarter of 2010.

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

Certain segments of our insured portfolio continue to perform more adversely when compared to the rest of the portfolio.  These segments include:

Policies originated on properties in the distressed markets (1)

•	The distressed markets accounted for 38.6% of our Primary risk in default at September 30, 2011 while only comprising 22.3% of the Primary risk in force.

•	The Primary default rate for the distressed markets was 27.3% at September 30, 2011 compared to 12.7% for the non-distressed markets.

•	The distressed markets comprised 40.9% of Primary settled claims in the third quarter of 2011 while only comprising 16.6% of the policies in force at the beginning of the period.

•
The Primary claim rate, defined as the number of Primary claims paid over the previous twelve months as a percentage of the number of Primary policies in force at the beginning of the period, for the distressed markets was 8.5% at September 30, 2011 compared to 2.9% for the non-distressed markets.

Policies originated in 2006 and 2007 (1)

•	These policy years accounted for 66.7% of our Primary risk in default at September 30, 2011 while only comprising 58.1% of the Primary risk in force.

•	The Primary default rate for these policy years was 18.3% at September 30, 2011 compared to 12.3% for the other policy years.

•	These policy years comprised 59.5% of Primary settled claims in the third quarter of 2011 while only comprising 48.1% of the policies in force at the beginning of the period.

•	The Primary claim rate for these policy years was 4.8% at September 30, 2011 compared to 3.1% for the other policy years.

(1)  Percentages are not mutually exclusive and there are many borrowers that qualified under both segments.

We believe the adverse performance of these segments has been due, in part, to greater availability of credit, relaxed underwriting standards, and significant levels of home price appreciation in the years prior to 2007 with the subsequent collapse in home prices.  These segments are also comprised of a large amount of pay-option ARM loans and Alt-A loans that have exhibited significant adverse performance.  While these segments have performed adversely compared to the rest of the portfolio, performance in the other segments has, in general, also been adversely impacted by the same general depressed conditions in home prices and credit markets as well as high unemployment levels.

The table below provides a trend analysis of the gross cumulative incurred loss incidence rate by book year for our Primary business (calculated as cumulative gross losses settled plus loss reserves, excluding the impact of captive structures, divided by policy risk originated, in each case for a particular book year) as it has developed during each of the last five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
Book Year	2011	2011	2011	2010	2010
2000 & Prior	1.06%	1.06%	1.05%	1.05%	1.03%
2001	1.86%	1.84%	1.81%	1.81%	1.74%
2002	2.39%	2.33%	2.27%	2.29%	2.17%
2003	3.20%	3.12%	2.96%	2.97%	2.72%
2004	6.65%	6.46%	6.13%	6.01%	5.74%
2005	15.57%	15.22%	14.26%	13.54%	13.45%
2006	16.49%	15.87%	16.09%	15.68%	15.76%
2007	15.07%	14.29%	14.16%	13.58%	13.88%
2008	6.55%	6.15%	5.72%	5.44%	5.49%
Total	7.43%	7.15%	7.00%	6.78%	6.76%

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

Expenses and Taxes

Other operating expenses in the third quarter of 2011 declined compared to the same period in 2010.  A large portion of our variable operating expenses are related to personnel costs and the number of employees has been significantly reduced since we entered run-off in July 2008, including a 37% decline during the nine months ended September 30, 2011 and a 32% decline during the year ended December 31, 2010.

During the third quarter of 2011, we outsourced our quality assurance function to a third party, which resulted in the elimination of 17 positions.  These employees were primarily responsible for investigating loans for fraudulent information, misrepresentations, or other underwriting violations.  All of these employees were subsequently hired by the quality assurance provider.  We do not expect any significant savings from the transaction in the short term, however, we believe we will benefit in the future by having highly-skilled individuals available to investigate a declining number of defaults under a variable cost pricing structure.

We expect our headcount to gradually decline over time.  Severance costs were immaterial in both the third quarters of 2011 and 2010 and the first nine months of 2011.  Severance costs were $1.2 million in the first nine months of 2010 as we made a number of layoffs in the 2010 first quarter.  Lower expenses for premium taxes as well as legal and accounting fees also contributed to the decline in other operating expenses in both the three month and nine month periods ended September 30, 2011 compared to the comparable periods in 2010.

Another factor contributing to the level of operating expenses is the amount we reserve and pay for contract underwriting remedies.  Expenses related to contract underwriting declined to $0.3 million in the third quarter of 2011 compared to $1.0 million in the third quarter of 2010.  For the nine months ended September 30, 2011, expenses related to contract underwriting were $2.0 million, down from $3.9 million in the nine months ended September 30, 2010 as we were increasing the reserve related to contract underwriting remedies in 2010.

We lease office space with lease commitments through November 2012 and have sub-leased or relinquished our lease on a significant part of unused office space.

Interest expense increased 82% in the third quarter of 2011 compared to the same period of 2010 due to growth in the DPO liability and the related increase in accrued interest.  Interest expense on the DPO, the only component of interest expense in 2011, was $4.8 million in the third quarter of 2011 compared to $2.6 million in the third quarter of 2010.  The payment of interest related to the DPO is dependent on attaining certain risk to capital and other operating ratios and is subject to approval by the Department.  No interest has been paid on the DPO since it was established in June 2008.  Interest expense on the long-term debt was immaterial in the third quarter of 2010 but amounted to approximately $1.4 million in the first nine months of 2010.

The tax benefit that we realized in the 2011 third quarter Statement of Operations reflects the tax effect of the increase in unrealized gains in securities from December 31, 2010. Under GAAP accounting, this reflects the reduction of the valuation allowance related to the deferred tax asset established from the net operating loss (“NOL”) carryforward.  Going forward, we could recognize a current tax benefit or expense depending on the change in the unrealized gain in investment securities.  We remain in an NOL carryforward position.  However, we will report a tax benefit or expense based on the increase or decrease in the net unrealized gain reported in the stockholders’ deficit section of our balance sheet due to certain intra-period tax reporting requirements on the basis that the NOL carryforwards would be available to offset any gains that are ultimately realized.  The NOL carryforward is calculated using the amounts reported on our income tax returns, which approximates amounts we reported under SAP as opposed to GAAP.  At September 30, 2011, our NOL carryforward was $560.0 million compared to $409.3 million at December 31, 2010.

Financial Position

Total assets decreased to $918.7 million at September 30, 2011 from $991.6 million at December 31, 2010.  Total cash and invested assets decreased to $838.1 million at September 30, 2011 from $890.7 million at December 31, 2010.

Total liabilities are $1.5 billion at September 30, 2011 compared to $1.6 billion at December 31, 2010.  The reserve for losses and loss adjustment expenses declined by $196.0 million during the first nine months of 2011, while the DPO and related accrued interest increased by $160.9 million.  Approximately 75% of our invested assets reported at September 30, 2011 were held in a separate account pursuant to a custodial arrangement to support the liability for the DPO and related accrued interest as required by the second Corrective Order, compared to 49% at December 31, 2010.  We expect the DPO liability to continue to increase.

If the Department determines that the DPO percentage should be reduced and/or distributions should be made to DPO holders, it would most likely result in a large cash payment by Triad, which would be funded by these segregated assets.  While we have structured the maturities of our invested assets to provide flexibility to accommodate any such possible payments, when and if they occur, the estimation of the timing of these payments requires assumptions as to future events and there are inherent risks and uncertainties involved in making these assumptions.

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

The following table reflects the composition of our investment portfolio at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities:
U. S. government and agency securities	$23,757	3.1	$43,424	5.1
Foreign government securities	10,782	1.4	15,075	1.8
Corporate debt	512,436	66.3	531,656	62.4
Residential mortgage-backed	45,337	5.9	67,941	8.0
Commercial mortgage-backed	30,434	3.9	21,956	2.6
Asset-backed	40,340	5.2	39,725	4.7
State and municipal bonds	76,518	9.9	92,558	10.9
Total fixed maturities	739,604	95.7	812,335	95.4
Short-term investments	33,474	4.3	39,561	4.6
Total securities	$773,078	100.0	$851,896	100.0

The decline in our invested assets from December 31, 2010 is due to the use of cash proceeds to fund our negative cash flow from operations, although a general decrease in market interest rates partially mitigated the decline in the total amortized cost of our invested assets.  We anticipate negative cash flow from operations in 2011 due to the expected level of claims settled and declining net premium collections.  We expect the proceeds from the maturity and sale of securities will be used to fund these anticipated shortfalls.

During the second and third quarters of 2011, we sold selected securities due to declining market yields. Some of the proceeds from the sales were used to fund negative cash flow from operations and the remaining proceeds were reinvested in securities that, in general, had shorter-term maturities. In part due to this discretionary sales activity, the effective duration of our fixed maturity portfolio declined to 3.0 years at September 30, 2011 from 3.4 years at December 31, 2010.

Unrealized Gains and Losses

The following table summarizes by category our unrealized gains and losses in our securities portfolio at September 30, 2011:

	As of September 30, 2011
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$23,164	$593	$-	$23,757
Foreign government securities	10,304	478	-	10,782
Corporate debt	486,348	26,088	-	512,436
Residential mortgage-backed	42,908	2,429	-	45,337
Commercial mortgage-backed	28,693	1,741	-	30,434
Asset-backed	39,024	1,316	-	40,340
State and municipal bonds	71,184	5,334	-	76,518
Total fixed maturities	701,625	37,979	-	739,604
Short-term investments	33,474	-	-	33,474
Total securities	$735,099	$37,979	$-	$773,078

Given our substantial losses from operations, regulatory oversight of our operations, and the significant doubt regarding our ability to continue as a going concern, we may be unable to hold securities for a sufficient time to recover their value.  As a result, we recognized impairment losses on all securities whose amortized cost was greater than the fair value at September 30, 2011.  Impairment losses are recognized as realized investment losses in the Consolidated Statement of Operations.  If we believe that the recorded impairment was due to reasons other than credit related, we will amortize the difference between the impaired value and principal amount into interest income based upon the anticipated maturity date.  During the first nine months of 2011, we recognized approximately $2.5 million of impairment losses including $1.4 million in the third quarter of 2011 primarily attributable to the other-than-temporary impairments of securities with market values less than the respective book value.  Approximately 14% of the write-downs in the third quarter of 2011 were related to securities that are credit concerns.

The unrealized gains are partly due to the recovery in value of previously impaired fixed income securities. These unrealized gains do not necessarily represent future gains that we will realize.

The value of our investment portfolio is in part determined by interest rates. In general, the value of our investment portfolio will move inversely to the change in interest rates.  An increase in interest rates would most likely result in a decline in the fair value of our investment portfolio and further impairment losses.  If interest rates increase from the current level, we may be required to fund a negative cash flow from operations by selling securities for less than par value, which would be detrimental to our financial position.

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

	September 30, 2011		December 31, 2010
(dollars in thousands)	Fair Value	Percent	Fair Value	Percent

Fixed Maturities:
U.S. treasury and agency bonds	$23,757	3.2	$43,424	5.3
AAA	55,362	7.5	147,573	18.2
AA	266,189	36.0	196,691	24.2
A	338,821	45.8	374,931	46.2
BBB	42,304	5.7	30,387	3.8
BB	1,834	0.2	1,884	0.2
B	301	-	351	-
CCC	2,049	0.3	2,764	0.3
CC and lower	1,854	0.3	2,193	0.3
Not rated	7,133	1.0	12,137	1.5
Total fixed maturities	$739,604	100.0	$812,335	100.0

In August 2011, Standard & Poor’s, one of the largest U.S. rating agencies, downgraded the debt of the U.S. Government from AAA to AA+.  Fitch and Moody’s, the other large U.S. rating agencies, maintained their AAA rating on the debt of the U.S. Government.  The downgrade by Standard and Poor’s did not have a significant impact on the overall rating of our investment portfolio or our ability to satisfy our regulatory requirements.

We evaluate the credit risk of a security by analyzing the underlying credit qualities of the security. For corporate securities, we attempt to mitigate credit risk by managing exposure to different market sectors as well as individual issuers.  We also seek value in enhancements provided by financial guaranty insurers to our tax-preferred state and municipal fixed income securities which may benefit from the credit rating.  Taxable securities generally do not have such credit enhancements and the credit rating reflects only the securities’ underlying credit qualities.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in accordance with GAAP and assume that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, our ability to continue as a going concern will be dependent, among other things, on our ability to comply with terms of the Corrective Orders which is in part dependent on our financial condition.  If we are unable to comply with the terms of the Corrective Orders, the Department may institute legal proceedings to place Triad in receivership.  If Triad were placed into receivership, all of the assets and future cash flows of Triad would be allocated to Triad’s policyholders to pay insurance claims and to pay creditors and the administrative expenses of the receivership, and none of such assets or cash flows would be available to TGI and its stockholders.  As Triad is TGI’s primary source of current and potential future cash flow, if Triad were placed in receivership proceedings by the Department, TGI may be forced to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws and it is likely that no funds would ever be available for distribution to our stockholders.  The report of our independent registered public accounting firm with respect to our December 31, 2010 and 2009 financial statements included a statement that they believe there is substantial doubt about our ability to continue as a going concern.

Under the Department’s Corrective Orders, all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by the recording of a DPO.  In addition to the DPO, Triad also accrues interest based on the average net investment yield earned by Triad’s investment portfolio.  The ultimate payment of both the DPO and the interest are subject to Triad’s future financial performance and requires the approval of the Department.  At September 30, 2011, the total amount of the DPO was $576.5 million, including accrued interest of $25.6 million.  Approximately 75% of our total invested assets reported at September 30, 2011 were held in a separate account pursuant to a custodial arrangement to support the liability for the DPO and related accrued interest as required by the second Corrective Order.  The specific terms of the Corrective Order requiring the DPO have and will continue to positively impact our operating cash flows until such time, if any, that we are required to distribute payments on the DPO.  However, because we remain obligated to pay the DPO and will accrue interest on the DPO based on the average net investment yield earned by Triad’s investment portfolio, we do not expect to realize any ultimate financial benefit or expense from recording a DPO.

We sold our information technology and operating platform to Essent Guaranty, Inc. (“Essent”) in the fourth quarter of 2009 and are scheduled to receive the final fixed payment of $2.5 million in the fourth quarter of 2011.  Terms of the original agreement require up to $15 million in additional contingent payments over the next three years dependent on Essent reaching certain sales thresholds.  Recent regulatory actions that prohibit two other mortgage guaranty insurers from producing any new business have increased the probability that Essent will reach those production thresholds.  The majority of any future payments will be remitted to Triad while a small amount will be remitted to TGI as described below under the section titled “Holding Company Specific.”  The benefit from potential future payments has not been recognized in our financial statements reported at September 30, 2011. Under a services agreement, Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad.  Payment for these services is a variable expense based on the number of policies in force with a minimum payment of $150,000 per month for the initial five-year term of the agreement.  These costs were $3.6 million for the first nine months of 2011.

Generally, our sources of operating funds consist of premiums received and investment income.  Operating cash flow is applied to the payment of claims and other expenses.  During the first nine months of 2011, we reported a deficit in operating cash flow from operations of $57.8 million compared to positive cash flow from operations of $90.9 million in the same period of 2010, which included $188.7 million from the commutation of our two largest captive reinsurance agreements.  Absent those commutations and excluding any additional amounts that would have been ceded under those agreements, we would have reported negative operating cash flow from operations of $97.8 million in the first nine months of 2010.  Operating cash flow in the first nine months of 2011 benefited from one-time tax refunds amounting to $11.7 million related to NOL carrybacks that were filed in 2010.  Operating cash flow shortfalls were funded primarily through sales and maturities of short-term investments.  See “Investment Portfolio” for more information.

Net cash received from premiums was $111.9 million during the first nine months of 2011 compared to $130.5 million in the respective period of 2010.  This decrease was due to a 22% decline in insurance in force offset somewhat by lower premium refunds and lower premium ceded to captive reinsurers.  During the first nine months of 2011, premium refunds were $36.9 million compared to $45.4 million in the first nine months of 2010. The liability we have established for expected premium refunds increased slightly to $30.9 million at September 30, 2011 from $29.6 million at December 31, 2010.  Premium ceded in the first nine months of 2011 was $5.1 million compared to $12.7 million in the first nine months of 2010.

Cash outflows related to settled claims during the first nine months of 2011 were $201.7 million compared to a net $71.5 million during the same period of 2010, which included the receipt of $188.7 million related to the previously mentioned captive commutations.  Cash outflows on settled claims in the first nine months of 2011 and 2010 were reduced by $160.9 million and $183.3 million, respectively, as a result of the DPO requirement.

We currently expect to report negative quarterly cash flows from operations in the fourth quarter of 2011 and into 2012 as we believe that claims and expenses will exceed our net premium and investment income.  We currently do not anticipate any other significant cash receipts in future periods from captive commutations, income tax refunds, or from other sources.  We anticipate that the funds necessary to meet the operating shortfall will come from the scheduled maturities of invested assets and, if needed, sales of other assets in our investment portfolio.

Our deficit in assets increased to $630.9 million at September 30, 2011 from $586.2 million at December 31, 2010.  We expect to continue to report a deficit in assets for the foreseeable future.

Insurance Company Specific

The insurance laws of the State of Illinois impose certain restrictions on dividends that an insurance subsidiary, such as Triad, can pay its parent company.  The Corrective Orders prohibit the payment of dividends by Triad to TGI without prior approval from the Department, which is highly unlikely for the foreseeable future.

Included in TGIC’s policyholders’ surplus is a surplus note of $25 million payable to TGI.  The Corrective Orders prohibit the accrual and payment of the interest on the surplus note without prior approval by the Department.  We do not anticipate that TGIC will be able to pay any principal or interest on this note for the foreseeable future.

Triad’s ability to incur any material operating and capital expenditures, as well as its ability to enter into any new contracts with unaffiliated parties, also requires the Department’s approval (except for certain operating expenditures that have been preapproved by the Department).

Triad continues to cede business to captive reinsurance affiliates of certain mortgage lenders. Total trust assets amounted to $41.0 million at September 30, 2011 compared to $56.4 million at December 31, 2010.  Future captive commutations, if any, are not expected to have a material impact on our results of operations or financial condition.

The statutory risk-to-capital ratio has historically been used as a measure by many states and regulators of an insurer’s capital adequacy and ability to underwrite new business.  The risk-to-capital ratio is no longer relevant for Triad for that purpose because we are operating our business in run-off.

After giving effect to the DPO requirement, Triad’s policyholders’ surplus at September 30, 2011 was $242.3 million compared to $225.9 million at December 31, 2010.  Absent the implementation of the DPO requirement, Triad would have reported a deficiency in policyholders’ surplus of $675.1 million at September 30, 2011 and $592.9 million at December 31, 2010.

Holding Company Specific

In July 2010, we repurchased and retired the entire $35.0 million principal amount of TGI’s 7.90% Notes due January 15, 2028 (the “Notes”) for an aggregate purchase price of approximately $4.9 million.  The repurchase and retirement of the Notes eliminated the need for us to continue to make the semi-annual interest payments that otherwise would have been due under the Notes. As of September 30, 2011, TGI has no outstanding debt.  Given our current financial condition, we do not believe we would be able to successfully access the capital markets to obtain long-term or short-term financing on either a debt or equity basis.

TGI’s sources of revenue include investment income earned from investments as well as the reimbursement of expenses from Triad.  At September 30, 2011, TGI’s cash and invested assets amounted to $1.5 million compared to $1.6 million at December 31, 2010.  Given the level of cash and invested assets, investment earnings are no longer a meaningful source of cash proceeds.

TGI’s expenses primarily consist of legal, Board, accounting, and consulting fees and are expected to range from approximately $200,000 to $400,000 per quarter.  Triad has historically reimbursed TGI for a majority of its operating cash expenses under a management agreement.  Pursuant to the Corrective Orders, we are required to submit to the Department a request for reimbursement of these expenses on a quarterly basis.  TGI cash expenses were approximately $0.6 million in the first nine months of 2011 and all requested reimbursements, which include the majority of these expenses, have been approved.  There can be no assurance these quarterly expenditures will not increase in the future.  If the Department prohibits or limits the reimbursement by Triad of TGI’s operating expenses, the limited cash resources of TGI will be adversely affected.

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

Update on Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2010, we identified the establishment of the reserves for losses and LAE as well as the valuation of our investments as the two areas that require a significant amount of judgment and estimates.  We provided a sensitivity analysis of the two most sensitive areas of judgment in the calculation of the reserve for losses and LAE, specifically the frequency and severity factors.  We continue to believe that a 20% change, plus or minus, in the frequency factor (which includes our estimate of future rescissions in the existing defaults) is possible given the uncertainty surrounding home prices and the economy.  In the nine month period ended September 30, 2011, we decreased the frequency factor used in our reserve methodology by less than 2% based on actual experience within specific segments of our in force portfolio.  Additionally, we believe the 5% increase or decrease in the severity factor remains a viable range through 2011, although the severity factor increased less than 1% during the year ended December 31, 2010.

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

While rescission activity has been significant since 2007, rescission activity has declined in 2011 compared to 2010 and we believe that in general it will continue to decline. Furthermore, our ability to rescind a policy may be adversely impacted by legal challenges from policyholders.  The increased level of rescission and claims denial activity by mortgage insurers has caused certain policyholders and loan servicers to institute legal actions to challenge the validity of rescissions and claim denials, and we are currently a defendant in such a proceeding.  See Part II, Item 1, “Legal Proceedings” for further information.  It is possible that other lenders and mortgage servicers will challenge the ability of mortgage insurers to rescind and deny coverage, including the filing of additional lawsuits.  An adverse court decision against us or another mortgage insurer could set a precedent that has the effect of significantly restricting or limiting our ability to rescind policies or deny coverage of claims and require a corresponding decrease in our rescission factor.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We had no material off-balance sheet arrangements at September 30, 2011.

We lease office facilities and office equipment under operating leases with minimum lease commitments that range from one to three years.  We currently sublease space on three of the five floors of our office facility to Essent.  We had no capitalized leases or material purchase commitments at September 30, 2011.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements relating to future plans, expectations and performance, which involve various risks and uncertainties, including, but not limited to, the following:

•
it is likely that our existing assets and future premium will not be sufficient to meet our current and future policyholder obligations absent significant positive changes in the economy and the residential real estate market;

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

b)
On September 1, 2011, we executed a servicing agreement that essentially outsourced our quality assurance department (the department that was responsible for evaluation of fraud and misrepresentation on original mortgage originations) to a vendor that had provided a significant amount of data and research prior to the agreement.  All of the individuals in our quality assurance department resigned on August 31, 2011 and were hired by the vendor on September 1, 2011.  Under a servicing agreement, the vendor is providing essentially the same information and support to Triad.  The outsourcing of these functions constituted a change in our internal control over financial reporting during the quarter ended September 30, 2011.  The same controls that were in place before the outsourcing remain in place.  Testing and validation of these controls were performed through and subsequent to September 30, 2011 and we found that they remained intact and were operating effectively.  Therefore, management has concluded that these changes during the third quarter of 2011 did not materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies.  Three groups of current owners and/or servicers of AHM-originated loans filed motions to intervene in the lawsuit, which were granted by the Court on May 10 and October 29, 2010.  On March 4, 2011, Triad amended its complaint to add a count alleging fraud in the inducement.  On March 25, 2011, each of the interveners filed a motion to dismiss.  Triad filed its answer and answering brief in opposition to the motions to dismiss on May 27, 2011 and the interveners filed their reply briefs on July 13, 2011.  The total amount of risk originated under the AHM master policies, accounting for any applicable stop-loss limits associated with Modified Pool contracts and less risk originated on policies which have been subsequently rescinded, was $1.4 billion, of which $0.7 billion remained in force at September 30, 2011.  Triad continues to accept premiums and process claims under the master policies, with the earned premiums and settled losses reflected in the Consolidated Statements of Operations.  However, as a result of the litigation, Triad ceased remitting claim payments to companies servicing loans originated by AHM and the liability for losses settled but not paid is included in “Accrued expenses and other liabilities” on the Consolidated Balance Sheets.  Triad has not recognized any benefit in its financial statements pending the outcome of the litigation.

On November 4, 2009, AHM filed an action in the Bankruptcy Court seeking to recover $7.6 million of alleged preferential payments made to Triad. AHM alleged that such payments constituted a preference and were subject to recovery by the bankrupt estate.  This matter settled for an immaterial amount in September 2011, and the action has been dismissed.

On March 5, 2010, Countrywide Home Loans, Inc. filed a lawsuit in the Los Angeles County Superior Court of the State of California alleging breach of contract and seeking a declaratory judgment that bulk rescissions of flow loans is improper and that Triad is improperly rescinding loans under the terms of its master policies.  On May 10, 2010 the case was designated as complex and transferred to the Court’s Complex Litigation Program.  Non-binding mediation occurred on July 22, 2011 with a follow-up mediation session on October 13, 2011.  In the event that a settlement is not successfully concluded, Triad intends to vigorously defend this matter.

Item 6.  Exhibits

The exhibits filed with this Quarterly Report on Form 10-Q are set forth in the Exhibit Index on page 51 and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Guaranty Inc.

November 10, 2011	/s/ Kenneth S. Dwyer
Kenneth S. Dwyer Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company's Quarterly Report on Form 10-Q, filed on November 10, 2011, for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010; (iii) the Consolidated Statements of Cash Flow for the nine months ended September 30, 2011 and 2010; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.