Form 10-K
period 2011-12-31
TRIAD GUARANTY INC
filed 2012-03-16
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-22342
___________________________________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,894,339 as of June 30, 2011, which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by executive officers, directors and 10% or greater stockholders of the registrant (however, this does not constitute a representation or acknowledgment that any such individual or entity is an affiliate of the registrant, or that there are not other persons who may be deemed to be our affiliates).

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 2, 2012, was 15,328,128.

Portions of the following document are incorporated by reference into this Form 10-K:	Part of this Form 10-K into which the portions of the document are incorporated by reference
Triad Guaranty Inc. Proxy Statement for 2012 Annual Meeting of Stockholders	Part III

PART I

Risk Factors that could affect our revenue, expenses, and financial condition are discussed in Item 1A of this annual report on Form 10-K.  These risk factors may also cause our actual results to differ materially from the results contemplated by any forward-looking statements we may make.  Investors should consider these risk factors carefully when reading this annual report.

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

TGIC was formed in 1987 and was acquired by Collateral Mortgage, Ltd., now called Collateral Holdings, Ltd. (“CHL”), in 1989. As of December 31, 2011, CHL owns 16.8% of the outstanding common stock of TGI.  TGI was incorporated in 1993 in the state of Delaware for the purpose of holding all of the outstanding stock of Triad and to undertake the initial public offering of its common stock, which was completed in November 1993.  TGAC was organized in 1994 as a subsidiary of TGIC.

TGI is the public company whose stock is traded on the OTC Bulletin Board (“OTCBB”) and the OTC Markets Group’s OTCQB tier (“Pink Sheets") under the symbol “TGIC”.  TGI owns TGIC, which is its only operating subsidiary.  Aside from its ownership of TGIC, TGI’s assets amount to approximately $1.3 million, which consist primarily of cash holdings (refer to Schedule II – Condensed Financial Information of the Registrant filed as part of this Form 10-K).  The remainder of the $896.2 million of assets reported on the consolidated balance sheet presented in this Form 10-K are the assets of Triad. Triad is prohibited from paying dividends or distributing assets to TGI without the approval of the Department. We believe that, absent significant positive changes in the economy and the residential real estate market, the existing assets combined with the future premiums of Triad likely will not be sufficient to meet Triad’s current and future policyholder obligations and, therefore, none of Triad’s assets would be available to TGI and its stockholders other than to reimburse certain TGI expenses incurred on behalf of TGIC. Therefore, the ultimate value of TGI will be determined by its cash holdings less any future expenses not reimbursed by Triad (for more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”). TGI is exploring strategies to acquire profitable, growing businesses and leverage its insurance industry knowledge, management expertise, and Net Operating Loss (“NOL”) carryforwards that were generated on a consolidated basis with Triad in order to increase its value for the benefit of its stockholders.  No assurance can be given that TGI will be able to successfully implement such a strategy, or, if implemented, to increase its stockholder value.

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

For a detailed description of the components of our revenue and expenses, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  A description of the insurance regulations to which we are subject is contained in “Regulation” below.

Our office is located at 101 South Stratford Road, Winston-Salem, North Carolina 27104 in properties that we lease.  We do not require a significant amount of fixed assets for our operations, and our property and equipment, consisting primarily of leasehold improvements, computer equipment and software, are the extent of our long-lived assets.  Our telephone number is (336) 723-1282.

Accounting Principles

In reading this annual report, it is important to understand the difference between accounting principles generally accepted in the United States of America (“GAAP”) and statutory accounting principles (“SAP”) applicable to insurance companies and how we use these different accounting principles. As an insurance company, Triad is required to file financial statements prepared in accordance with SAP with the insurance departments of the states in which it conducts business. The financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders are prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department.  However, the Company prepares its financial statements presented in this annual report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”) in conformity with GAAP.  The primary difference between GAAP and SAP for Triad at December 31, 2011 was the reporting requirements relating to the establishment of the DPO stipulated in the second Corrective Order, which is described below.

A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP.  A deficiency in policyholders’ surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP. A deficit in assets at any particular point in time under GAAP is not necessarily a measure of insolvency.  However, we believe that if Triad were to report a deficiency in policyholders’ surplus under SAP for an extended period of time, Illinois law may require the Department to seek receivership of Triad, which could compel TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws or otherwise consider dissolution of the Company. The second Corrective Order was designed in part to help Triad maintain its policyholders’ surplus.

 Corrective Orders

Triad has entered into two Corrective Orders with the Department.  Among other things, the Corrective Orders:

•	Require the oversight of the Department on substantially all operating matters;
•	Prohibit stockholder dividends from Triad to TGI without the prior approval of the Department;
•	Prohibit the accrual of interest and the payment of interest and principal on Triad’s surplus note to TGI without the prior approval of the Department;
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

The DPO is an interest-bearing subordinated obligation of Triad with no stated repayment terms.  The requirement to settle claims with both the payment of cash and recording of a DPO became effective on June 1, 2009.  The second Corrective Order requires that Triad hold assets to support the DPO liability in a separate account pursuant to a custodial arrangement. At December 31, 2011, the recorded DPO, including accrued interest of $30.6 million, amounted to $629.7 million or 81% of total invested assets compared to $415.7 million or 49% of total invested assets at December 31, 2010.  We are currently in discussions with the Department regarding changing the method of calculating interest accruals on the DPO, which if implemented would have the effect of reducing the amount of interest credited on the DPO liability in the future.

The recording of a DPO does not impact reported settled losses as we continue to report the entire amount of a claim in our results of operations.  The accounting treatment for the recording of DPOs on our balance sheet on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus which serves to increase reported statutory surplus. However, in our financial statements prepared in accordance with GAAP included in this report, the DPOs and related accrued interest are reported as liabilities.  At December 31, 2011, the cumulative effect of the DPO requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves at anticipated cash payments rather than the estimated full claim amount, was to increase statutory policyholders’ surplus by $967.5 million over the amount that would have been reported absent the second Corrective Order.  The cumulative increase to statutory policyholders’ surplus of the DPO requirement was $818.8 million at December 31, 2010.  There is no such impact to our loss reserves or stockholders’ deficit calculated on a GAAP basis. Any repayment of the DPO or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.

The second Corrective Order provides financial thresholds, specifically regarding our statutory risk-to-capital ratio and our level of statutory policyholders’ surplus, that, if met, may indicate that the Department should reduce the DPO percentage and/or require distributions to DPO holders.  In January 2012, the Department notified Triad that as of December 31, 2011, based upon Triad’s surplus position, risk-to-capital ratio and the continued economic uncertainty, the Department had determined that no change to the DPO percentage was in order nor would it be appropriate for Triad to make a distribution to the DPO holders.

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

Triad is also subject to comprehensive regulation by the insurance departments of the various other states in which it is licensed to transact business.  The insurance departments of the other states are working with the Department in the administration and oversight of the Corrective Orders.

Going Concern

Our financial statements have been prepared on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to our ability to continue as a going concern.  This uncertainty is based on, among other things, the possible failure of Triad to comply with the provisions of the Corrective Orders and our ability to generate enough income over the term of the remaining run-off to overcome a $703.6 million deficit in assets.

The positive impact on statutory surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $234.7 million at December 31, 2011, as opposed to a deficiency in policyholders’ surplus of $732.8 million on the same date had the second Corrective Order not been implemented.  While the implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about our ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent, if Triad fails to comply with provisions of the Corrective Orders, or for other reasons.  If the Department were to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  The consolidated financial statements that are presented in this report do not include any accounting adjustments that reflect the financial risks of Triad entering receivership proceedings or otherwise not continuing as a going concern.  See Item 1A, “Risk Factors” for more information about our financial solvency and going concern risks and uncertainties.

Foreclosure Prevention Initiatives and Moratoriums

Several programs have been initiated by the federal government, the GSEs, and certain lenders that are, in general, designed to prevent foreclosures and provide relief to homeowners.  These programs may involve modifications to the original terms of existing mortgages or their complete refinancing.  These programs seek to provide borrowers a more affordable mortgage by modifying the interest rate, extending the term of the mortgage or, in limited cases, reducing the principal amount of the mortgage.  We are active participants in many of these programs, including government-initiated programs such as the Home Affordable Modification Program (“HAMP”) and the Home Affordable Refinance Program (“HARP”).

HAMP provides incentives to borrowers, servicers, and lenders to modify loans that are currently in default. HAMP and other such programs have been responsible for a large percentage of our cures since 2009. The number of policies cured under these programs has declined in 2011 from levels experienced in 2010 although the decline has moderated recently which we believe is in part due to recent changes to these programs. In January 2012, the federal government announced that it was revising HAMP again by expanding eligibility requirements and increasing the incentive it pays servicers/lenders for principal forgiveness. For the first time beginning in the second quarter of 2012, the U.S. government will also pay Fannie Mae and Freddie Mac an incentive fee for principal forgiveness. HAMP was scheduled to expire at the end of 2012 but the government extended the program until December 2013. We cannot estimate the impact of these changes on the number of loans eligible for participation or the effect on our financial condition.

In determining the number of policies participating in HAMP as well as other foreclosure prevention programs, we rely on information provided to us primarily by the GSEs and servicers. However, we do not believe that we receive timely information on all participating loans or on the current status of the participating loans and we do not have the necessary information to determine the number of our policies in force that would be eligible for such modification programs. Furthermore, a number of the policies that have completed the trial modification period have subsequently re-defaulted and we believe the number of policies that re-default will increase in the future. This could be exacerbated by adverse conditions in the housing market or economy in general. The ultimate impact of HAMP and other modification programs is dependent on the number of policies that are successfully modified and do not re-default. Currently, we are unable to estimate with any degree of precision the number of policies that will ultimately cure and not re-default and are, therefore, unable to estimate the ultimate impact of these programs on our results of operations and financial condition.  If HAMP or similar programs prove to be effective in preventing ultimate foreclosure, future settled claim activity could be reduced.

If a loan is modified or refinanced as part of one of these programs, the previously reported default would be cured, but we would maintain insurance on the loan and would be subject to the same ongoing risk if the policy were to re-default. Policies that re-default under these programs may ultimately result in losses that are greater than the loss that would have occurred if the policy were never modified.  However, we do not provide loss reserves to account for the potential for re-default.  These programs could adversely affect us to the degree that borrowers who otherwise could make their mortgage payment choose to default in an attempt to become eligible for modification.  For more information on the risks and uncertainties related to HAMP and other such programs, see Item 1A, “Risk Factors.”

HARP was launched in 2009 but revised in the third quarter of 2011.  This program is designed to provide a borrower who is current on all mortgage payments with the opportunity to take advantage of existing lower interest rates through a refinancing that would make the loan more affordable.  Under the original HARP program, only fixed-rate loans with a maximum current loan-to-value (“LTV”) ratio of 125% were eligible, although this restriction was later removed.  The LTV limit for ARMs continues to be 105% of the current value.  We do not expect the revised HARP program will have a significant impact on our results because: (i) these loans must not be in default to qualify; and (ii) we would continue to provide mortgage insurance on the refinanced loan.

Loan servicers and certain government entities have also implemented temporary foreclosure moratoriums in recent years for various reasons, some of which were in response to documentation problems and other issues with foreclosure proceedings.  Because the completion of a valid foreclosure is a requirement for the filing of a claim for loss, these moratoriums serve to temporarily reduce our settled claims, but they may lead to greater ultimate claim costs due to the accrual of interest and other expenses.  While some of these moratoriums have subsequently been terminated, unresolved legal matters remain for certain mortgages.  While these moratoriums have delayed our claims settled and increased the time a policy remains in our default inventory, we do not expect a significant direct impact on our financial condition from these temporary moratoriums.

In February 2012, the federal government and state attorneys general reached a $25 billion agreement with five of the nation’s largest banks regarding claims that alleged, among other things, fraudulent foreclosure practices.  The funds generally will be used for principal reductions, refinancing underwater borrowers, forbearance and short sales, and foreclosure prevention programs.  The banks have three years to implement the plan and comply with terms.  Only loans serviced by these five banks are eligible for participation in the settlement and loans owned or guaranteed by the GSEs, which comprise the majority of our insured risk, are ineligible.  A great deal of uncertainty currently remains over how the program will be implemented as well as borrower eligibility, but currently we do not believe the agreement will have a meaningful impact on our future results of operations or financial condition.

See Item 1A, “Risk Factors” for more information on the risks and uncertainties associated with foreclosure moratoriums.

Mortgage Insurance Products

We have historically provided Primary and Modified Pool mortgage guaranty insurance coverage on U.S. residential mortgage loans.  Insurance in force is the total principal balance of our insured loans, and risk in force is the total amount of coverage for which we are at risk under our certificates of insurance.  In run-off, we receive only the ongoing premiums of the remaining Primary and Modified Pool insurance in force, which we refer to as renewal premiums, net of any premium ceded to captive reinsurers and refunds resulting from policy cancellations or rescission of coverage.  In most cases, renewal premium rates were determined at origination of coverage, based on perceived risk of the policy at that time, and cannot be subsequently changed.

Primary insurance provides mortgage default protection to lenders on individual loans and covers a percentage of unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the “insured amount” or “claim amount”).  Our obligation to an insured lender with respect to a claim is determined by applying the policy’s coverage percentage to the claim amount.  The coverage percentage averaged 27% in 2011, although it ranges from 12% to 37%.  Prior to entering into run-off, Primary insurance was written on both flow and structured bulk transactions.  Flow transactions consisted of loans originated by lenders that were submitted to us on a loan-by-loan basis, whereas structured bulk transactions involved underwriting and insuring a group of loans with individual coverage for each loan.  We classify a policy as Primary insurance when the policy is not part of a structured bulk transaction that has an aggregate stop-loss limit applied to the entire group of loans.  All other insurance is classified as Modified Pool insurance.

Modified Pool insurance, which we have not written since the second quarter of 2007, was written only on structured bulk transactions.  Policies insured as part of a Modified Pool transaction have individual coverage, but an aggregate stop-loss limit applies to the entire group of insured loans.  Additionally, some of the Modified Pool transactions included deductibles representing a percentage of the total risk originated under which we pay no claims until the losses exceed the deductible amount.

Primary and Modified Pool insurance comprised all of our insurance in force as of December 31, 2011 and 2010.  Primary insurance policies comprised 80% and 74% of our total insurance in force at December 31, 2011 and 2010, respectively, while Modified Pool insurance comprised the balance.  For more information on our obligations under Primary and Modified Pool insurance, see “Defaults and Claims” below.

Sales

We ceased issuing commitments for mortgage insurance on July 15, 2008 and are operating our business in run-off.  We had no production during 2011 and have had no material production since 2008.

Cancellation of Insurance

Generally, both Primary and Modified Pool insurance remain effective until one of the following events occurs: the policy is cancelled at the insured’s request; we terminate the policy for non-payment of premium; the policy defaults and we satisfy our obligations under the insurance contract; or we rescind coverage or deny a claim (see “Loss Mitigation” below for more information on rescission activity and denials).  While operating in run-off, the cancellation of a policy will reduce insurance in force and future premiums because we cannot replace the cancelled insurance with new mortgage insurance coverage.  Upon policy cancellation, we may be required to refund any unearned premium depending on the type of policy or, in the case of rescinded coverage, we would be required to refund all premium paid on the policy.

Additionally, coverage may be cancelled on certain Modified Pool transactions if pre-determined aggregate stop loss limits on a settled basis are met, if certain time limits are met, or if coverage is reduced to a de minimus amount.  At December 31, 2011, 8% of our Modified Pool insurance in force was subject to termination if the settled losses were to reach the stop loss limit.  No future premium is received following the termination of a Modified Pool contract.  The insurance in force under the remaining 92% of our Modified Pool contracts does not terminate when settled losses reach the specific stop loss limit; however, the insurance does terminate if coverage is reduced to a de minimus amount or, for some contracts, ten years from the date of the contract.

When an individual borrower goes into default on an insured mortgage loan, the servicer may continue or discontinue remitting premium payments on that policy.  In either case, as long as the policy was in force at the time the default occurred, we remain liable for the insured risk unless we rescind coverage.  However, if the default subsequently cures and the servicer has discontinued remitting premium payments on the policy, we may terminate the policy for non-payment of premium. Historically and as of December 31, 2011, servicers have continued to remit premium payments for the majority of our policies in default. For more information on the default and claim process, see “Defaults and Claims” below.

Lenders may cancel mortgage insurance coverage when an insured loan is paid off, which generally occurs when a property is sold or a loan is refinanced.  Any refinancing activity that takes place is most likely to occur with better performing loans or in areas experiencing comparatively better economic or home price conditions.  If significant refinancing activity were to occur, the percentage of our insurance in force covering poor performing loans, loans from economically distressed areas, or loans from areas experiencing unfavorable home price depreciation would increase.  Because we are in run-off, we would be particularly adversely affected if this occurs because we are unable to write new insurance in areas experiencing home price appreciation or favorable economic conditions.

The cancellation rate for our Primary insurance, defined as the percentage of Primary insurance in force from 12 months prior that was cancelled during the preceding 12-month period, was approximately 17% and 18% for 2011 and 2010, respectively.  For many years, the most common reason for policy cancellation was refinance activity.  However, since the financial crisis in 2008 and the sharp drop in home prices coupled with the tightening of credit, cancellations of Primary insurance policies have been driven primarily by settled claim and rescission activity.

Reinsurance

Prior to entering run-off, we entered into various captive reinsurance agreements.  Under the typical captive reinsurance agreement, a captive reinsurer, generally an affiliate of the lender, assumed a portion of the risk associated with the lender’s book of business insured by Triad in exchange for a percentage of the premiums collected.  All of our captive reinsurance agreements include, among other things, minimum capital requirements and excess-of-loss provisions that provide for defined aggregate layers of coverage and a maximum exposure limit for the captive reinsurer.  In accordance with the excess-of-loss provisions, we retain the first loss position on the first aggregate layer of risk and reinsure a second defined aggregate layer with the captive reinsurer.  We generally retain the remaining risk above the defined aggregate layer reinsured with the captive reinsurer.  Ceded premiums, net of ceded commissions, under these agreements ranged from 20% to 40% of premiums.  Captive reinsurance agreements do not relieve Triad from its obligations to policyholders.  Failure of the captive reinsurer to honor its obligations under the captive reinsurance agreement could result in losses to Triad; consequently, Triad establishes allowances for amounts deemed uncollectible from the captive reinsurer.

Triad requires each captive reinsurer to establish a trust to partially support its obligations under the captive reinsurance agreement. If certain capitalization requirements of the trust are not maintained, Triad retains the right to terminate the captive reinsurance agreement.  The termination of the captive reinsurance agreement is referred to as a “commutation.” Upon commutation, Triad generally receives all remaining trust assets, reduces the reinsurance recoverable for amounts due from the captive reinsurer, and ceases ceding premium to the captive reinsurer.

Commutations of captive reinsurance agreements generally result in an increase in our invested assets and a corresponding decrease in reinsurance recoverable during the period the agreements are commuted.  The commutations have minimal impact on results of operations or financial condition, as the amount recorded as reinsurance recoverable under the captive reinsurance agreements is limited to the captive reinsurers’ accumulated trust balances.  During the first quarter of 2010, we commuted our two largest captive reinsurance agreements and received approximately $188.7 million of aggregate trust assets which positively affected our 2010 operating cash flow.  Commutation activity in 2011 has not been material to our results of operations, financial condition, or cash flow.

At December 31, 2011 and 2010, respectively, approximately 10% and 14% of our Primary insurance in force was subject to captive reinsurance programs and trust balances supporting the risk transferred amounted to $41.6 million at December 31, 2011.  We did not use captive mortgage reinsurance or other risk-sharing arrangements with respect to our Modified Pool insurance in force.  We expect only a minimal benefit in future periods from these arrangements.

Certain states limit the amount of risk a mortgage insurer may retain with respect to coverage of a loan to 25% of the insured amount and, as a result, the deeper coverage portion of such insurance must be reinsured.  TGAC is a wholly-owned subsidiary of TGIC that was formed to retain the premiums and related risk on deeper coverage business that TGIC insured.  Other than adhering to the risk limitation requirements of certain states, we do not believe we currently receive any benefit from maintaining TGAC.

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

If we failed to properly underwrite a loan subject to the lender’s underwriting guidelines or otherwise did not fulfill our obligations under the contract underwriting agreement with the lender, we could be required to provide monetary or other remedies to the lender customer. While we ceased providing contract underwriting services in 2008, we generally remain exposed to potential liability for our previous underwriting activities for up to seven years from the date the services were provided.  While expenses for contract underwriting remedies have historically been immaterial to our results of operations, in part due to the favorable conditions in the residential real estate market, these expenses have increased in recent years. During 2011 and 2010, net expenses for contract underwriting remedies were $2.9 million and $6.9 million, respectively, and the reserve established for contract underwriting remedies was $7.1 million at both December 31, 2011 and 2010.  There can be no assurance that expenses for contract underwriting remedies will continue to decrease in the future or that our reserve will be sufficient to cover our ultimate liability for these remedies.

Defaults and Claims

Defaults

The claim process on mortgage guaranty insurance begins with the lender’s notification to the insurer of a default on an insured loan.  We define a default as an insured loan that is reported to be in excess of two mortgage payments in arrears at the reporting date and all insured loans that were previously in excess of two mortgage payments in arrears and have not been brought current.  The master policies require lenders to notify us of default on a mortgage payment within ten days of either (i) the date on which the borrower becomes four months in default or (ii) the date on which any legal proceeding affecting the loan commences, whichever occurs first.  Notification is required within 45 days of default if it occurs when the first payment is due.  We refer to the risk in force on loans that are in default as “risk in default.”  Risk in default does not account for accrued interest or other expenses that would be part of a claim for loss.

The incidence of default is affected by a variety of factors, including changes in borrower income, unemployment, divorce, illness, the level of interest rates, and the level of home price appreciation or depreciation.  Home prices nationwide have been under immense pressure since 2007 and many areas have experienced significant declines.  The mortgage insurance industry has little historical experience in projecting defaults in a market environment characterized by widespread declining home prices.  We believe such price declines have precipitated a number of strategic defaults, which is an incidence of default where a borrower who has the ability and financial resources to pay their existing mortgage chooses not to pay the mortgage.  We believe these strategic defaults are more prevalent in mortgages that were originated in 2006 and 2007 during the peak of the housing boom, with little or no down payment, as well as those mortgages on properties in Arizona, California, Florida, and Nevada, which we refer to as “distressed markets.” We believe the number of strategic defaults declined in 2011 from 2010 levels and will continue to decline in 2012.

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

Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage.  The probability a default is cured is affected by a variety of factors including: the borrower’s equity at the time of default; the borrower’s (or the lender’s) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage; the effectiveness of loss mitigation efforts; general conditions in the housing market; and the borrower’s participation in loan modification programs such as HAMP and HARP.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of our default statistics at December 31, 2011 and 2010.

Claims

Defaults that are not cured or rescinded usually result in the submission of a claim, although the submission of many claims has been delayed due to the foreclosure moratoriums and other legal challenges previously discussed.  During the default period, we work with the insured as well as the borrower in an effort to reduce losses through the loss mitigation efforts described below.  The time frame from when we first receive a notice of default until the ultimate claim is settled is dependent on, among other factors, the foreclosure laws of the applicable state and historically has ranged from six to 18 months.  Over the past two years, the time frame between the first notice of default to the ultimate claim payment has increased significantly for a variety of reasons including:

•	government and private industry efforts to prevent foreclosures through loan modification programs and other initiatives;
•	delays in submitting and processing claims by the servicers of the defaulted loans due to substantial volume increases in defaults;
•	legal challenges by homeowners and individual states over the foreclosure process
•	foreclosure moratoriums; and
•	our ongoing efforts to identify fraud, misrepresentation or other underwriting violations on loans that are currently in default.

Historically, the settlement of claims is not evenly spread throughout the insurance coverage period.  Prior to 2007, relatively few claims were settled during the first year following loan origination.  A period of rising claim settlements historically followed that initial year of coverage.  Thereafter, the number of claim settlements historically declined at a gradual rate, although the rate of decline could be affected by local economic conditions.  Loans originated in 2006 through 2008 have performed significantly worse than previously originated loans.  We believe this is primarily the result of: (1) deterioration in the housing and financial markets evidenced by a decline in home prices and reduced credit availability; (2) a larger percentage of loans originated with high LTVs during these years; and (3) lax underwriting standards by certain mortgage loan originators.  It is difficult to project the future claim pattern of these books of business given the early accelerations, the risk composition of the underlying loans and the general conditions in the housing market which remain poor. Furthermore, default and claim activity on loans originated prior to 2006 have adversely deviated from historical patterns as weak economic conditions, home price declines, and reduced credit have affected even these more seasoned loans.

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

Generally, within 60 days after a valid claim has been filed, we have the option of either (i) settling the coverage percentage of the claim as specified on the certificate of insurance, with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property, or (ii) settling the full claim amount in exchange for the lender’s conveyance of good and marketable title to the property to us, and selling the property for our own account.  During 2011 and 2010, due to the extent of the decline in home prices and the claim settlement provisions of the second Corrective Order, we did not exercise the option to purchase properties in settlement of claims and we do not expect this will be a viable option going forward.  At December 31, 2011, we did not hold any properties as a result of electing to settle the full amount of the claim.  Once a claim is settled, we will also refund all premium that was paid subsequent to the policy going into default.

Our master policies also exclude any cost or expense related to the repair or remedy of any physical damage (other than “normal wear and tear”) to the property collateralizing an insured mortgage loan.  Such physical damage may be caused by accident, natural occurrence or other conditions.

Rescission and Denial Activity

Our master policies provide that we are not liable to settle a claim for loss if the application for insurance for the loan in question contains fraudulent information, misrepresentations, noncompliance with lender-specific programs, or other underwriting violations, which we refer to collectively as underwriting violations.  We primarily investigate policies for such underwriting violations once the policy is reported to be in default or if a claim has been filed. Where we find such underwriting violations, we may rescind, or cancel, coverage on the loan retroactive to the date the insurance was written.  In cases where we do rescind coverage, we return all premiums paid on the policy.  The policy is also removed from our in force statistics as well as our default inventory even though a challenge may subsequently be brought.

During 2011, 2010 and 2009, we rescinded coverage on policies with risk in force of $371 million, $714 million, and $683 million, respectively.  The decline in rescinded risk in force was primarily due to fewer defaults under investigation during the current year. While we continue to investigate a large number of policies for underwriting violations and believe a substantial number of these will ultimately result in rescissions, we anticipate that rescinded risk will continue to decline.  Rescission activity has been concentrated in policies that were in default or already had a claim filed and would likely have ultimately progressed to a settled claim. Rescission activity has been concentrated primarily in policies originated during 2006 and 2007 and that were underwritten by certain lenders.

Rescissions are also a key component in determining the level of estimated loss reserves and any change to the actual rescission rate compared to those utilized in the reserve methodology can have a material impact on the Company’s financial condition. Such changes may come about for a number of reasons, including legal determinations and settlement agreements with servicers or loan originators regarding Triad’s ability to rescind coverage.

Our master policy generally allows us to deny coverage on a filed claim if: (1) the insured property is sold without our permission prior to the due date of the claim settlement; or (2) if the claim was not timely filed. In cases where we deny a claim, we only return the unearned premium. Claim denial activity also has increased since 2007, but not to the same degree as rescission activity.

The insured or the servicer has the right to appeal our decision to rescind or deny coverage and routinely does so, often multiple times.  To date, we have reversed very few of our decisions.  Reversals have been granted primarily on a loan-by-loan basis when new facts were presented.  When compared to the amount of rescissions, such reversals have not been material to our results of operations or our financial condition.  However, challenges to our decision to rescind or deny coverage may occur up to three years following the date that coverage was rescinded and the majority of our rescissions remain subject to challenge.  Currently, we have a substantial number of appeals under review.  If a decision to rescind coverage is ultimately reversed, we would likely be required to reinstate coverage on the disputed loan, establish loss reserves if the loan were in default, and eventually pay a claim, including accrued interest, if the loan proceeded to foreclosure.

We are currently involved in litigation regarding our rescission practices (see Item 3, “Legal Proceedings” for more information). While there is a risk that we will not be successful in defending our rescission practices in the ongoing litigation, the ultimate resolution of this matter is uncertain and the potential liability cannot be reasonably estimated. Accordingly, Triad has not established additional loss reserves to reflect the possibility that it will be unsuccessful in defending its rescission practices in the ongoing legal proceeding or in other challenges.  However, an adverse ruling regarding our rescission practices in the ongoing legal proceeding or in other proceedings may adversely affect our rescission practices with other lenders.  Our liquidity, cash flow and financial performance would be adversely affected if our ability to rescind coverage or deny claim liability is materially limited or impaired. See Item 1A, “Risk Factors” for more information.

Loss Mitigation

Once a default notice is received, we attempt to mitigate our loss.  Loss mitigation techniques include pre-foreclosure sales, property sales after foreclosure, advances to assist distressed borrowers who have suffered a temporary economic setback, and the use of repayment schedules, refinances, loan modifications, forbearance agreements and deeds in lieu of foreclosure.  When available, such mitigation efforts typically result in reduced losses from the coverage percentage stated in the certificate of insurance.  Currently, our ability to employ these types of loss mitigation techniques is severely limited, primarily the result of depressed house prices and other adverse housing market conditions.  As a result, we generally settle claims at or exceeding our risk in default depending on additional expenses included in the claim amount as described above.

With the approval of the servicers, we also employ third party vendors to contact borrowers in default in an attempt to assist them with modifications, including the complexities of HAMP.  In addition to loss mitigation techniques that reduce or eliminate claims, when we settle a claim we also may obtain deficiency judgments against borrowers in those states that allow such actions so that we can recoup some of our losses.  Deficiency judgments historically have not been a significant component of our loss mitigation activities and were less than 1% of our paid claims in 2011 and 2010.

Loss Reserves

We calculate our best estimate of the reserve for losses to provide for the estimated ultimate costs of settling claims on loans reported in default, and loans in default that are in the process of being reported to us, as of the date of our financial statements.  In accordance with GAAP, we do not establish loss reserves for the estimated cost of settling claims on insured loans that are not currently in default.  Our reserving process incorporates various components in a model that gives effect to current economic conditions and segments defaults using a variety of criteria.  The criteria include, among others, policy year, lender, geography and the number of months that the loan has been in default, as well as whether the defaults were underwritten as flow business or as part of a structured bulk transaction.  Additionally, we incorporate in the calculation of loss reserves the probability that a policy may be rescinded for underwriting violations.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” for a more detailed discussion of our loss reserving process.  Detailed analysis of our loss reserves is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Losses and Expenses” and Note 4 to the Consolidated Financial Statements.

Risk in Force

We had $6.4 billion of gross Primary risk in force as of December 31, 2011 compared to $7.6 billion as of December 31, 2010.  Gross Primary risk in force is prior to adjustment for risk ceded to captives.  The decline in Primary risk in force between the last two years is primarily due to settled claim and rescission activity.

The following table reflects the percentage of gross Primary risk in force and the default rates on our book of business by policy year as of December 31, 2011 and December 31, 2010.

	December 31,
	2011		2010
(dollars in thousands)	Primary Risk in Force	Default Rate	Primary Risk in Force	Default Rate
Policy Year
2004 & Prior	$1,323,914	10.7%	$1,662,036	9.9%
2005	878,072	17.4%	1,029,617	16.8%
2006	1,259,617	19.0%	1,507,343	20.8%
2007	2,453,484	17.7%	2,923,180	19.8%
2008	437,097	10.1%	502,068	10.3%
Total	$6,352,184	15.2%	$7,624,244	15.8%

Gross Modified Pool risk in force was $1.5 billion at December 31, 2011 compared to $2.7 billion as of December 31, 2010. Gross Modified Pool risk in force is reported prior to adjustment for applicable stop loss limits and deductibles embedded in the individual agreements. Gross Modified Pool risk in force excludes risk from policies in Modified Pool transactions where the cumulative settled losses for the respective transaction exceed the transaction’s stop loss limit.  During 2011 and 2010, gross risk in force was reduced by $0.9 billion and $1.1 billion, respectively, for Modified Pool transactions where cumulative settled losses exceeded the respective stop loss limit. Accounting for applicable stop loss limits and deductibles, Modified Pool net risk in force was $356.4 million at December 31, 2011 and $475.8 million at December 31, 2010.

Approximately 62% of our gross Modified Pool risk in force was originated in 2005 – 2007.  Given the adverse development of our Modified Pool insurance originated in these years, the majority of these transactions have already reached the stop loss limit on an incurred basis (i.e., settled claims plus reserves for estimated future claims on loans in default).  As the following table indicates, because we are only liable for cumulative incurred losses up to the stop loss limit, we have limited loss exposure remaining under our Modified Pool contracts.  Accordingly, new Modified Pool defaults are expected to have a limited net impact on our future results.

	December 31,
(dollars in thousands)	2011	2010
Modified Pool Summary
Net risk in force (1)	$356,407	$475,750
Carried reserves on net risk in force	121,282	222,868
Remaining aggregate loss exposure on Modified Pool contracts	$235,125	$252,882

Remaining Aggregate Loss Exposure by Policy Year
2003 and Prior	$107,385	$110,832
2004	58,243	67,283
2005	4,540	7,362
2006	59,253	60,202
2007	5,704	7,703
	$235,125	$253,382

(1)	Net risk in force for Modified Pool business reflects the remaining stop loss limits for Modified Pool transaction less any remaining deductible amount.

An analysis of the quality of our insured portfolio is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Insurance and Risk in Force”.

Geographic Dispersion

The following table reflects the percentage of gross Primary risk in force and the default rates on our book of business by location of property broken out by what we have deemed to be the distressed and non-distressed markets as of December 31, 2011 and December 31, 2010.

	December 31,
	2011		2010

State	Gross Primary Risk in Force %	Default Rate	Gross Primary Risk in Force %	Default Rate
Distressed Markets:
Florida	9.7%	31.9%	9.8%	33.4%
California	7.4%	22.5%	7.9%	26.8%
Arizona	3.3%	18.8%	3.8%	23.7%
Nevada	1.7%	28.4%	1.9%	33.7%
Total Distressed Markets	22.1%	26.9%	23.4%	29.9%
Non-Distressed Markets:
Texas	8.7%	6.8%	8.7%	7.5%
North Carolina	5.4%	11.8%	5.2%	11.4%
Illinois	4.7%	23.1%	4.4%	22.0%
Georgia	4.4%	12.0%	4.4%	13.8%
New Jersey	3.7%	24.3%	3.5%	21.6%
Virginia	3.5%	10.1%	3.5%	10.7%
Pennsylvania	3.4%	13.3%	3.3%	11.7%
Ohio	3.2%	13.5%	3.1%	13.2%
Maryland	2.9%	18.9%	2.7%	18.6%
South Carolina	2.8%	14.9%	2.7%	13.4%
All Other	35.2%	12.6%	35.1%	13.1%
Total Non-Distressed Markets	77.9%	12.9%	76.6%	12.8%
Total Company	100.0%	15.2%	100.0%	15.8%

The decline in the percentage of the total risk in force in the distressed markets is primarily attributable to a higher level of claim and rescission activity.  Policies in the distressed markets experienced the most dramatic decrease in performance at the beginning of the housing recession and continue to have higher default rates than the rest of the country on average.  Policies originated in these markets have significantly higher average loan amounts than the rest of our policies and have experienced some of the largest declines in home prices, which reduces the availability of loss mitigation opportunities for a default.

Regulation

TGIC is an Illinois-domiciled mortgage guaranty insurance company and TGAC is an Illinois-domiciled mortgage guaranty reinsurance company. The Illinois Department of Insurance (the “Insurance Department”) is the primary regulator of both TGIC and TGAC.  The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of our insurance business.  Triad ceased issuing new commitments for mortgage guaranty insurance coverage in 2008 and is operating its business in run-off under two Corrective Orders issued by the Department, as discussed under “Corrective Orders” above.

The most significant form of regulation we are currently subject to is the two Corrective Orders issued by the Department.  The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department.  Failure to comply with the provisions of the Corrective Orders could result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  The two Corrective Orders, along with other regulations to which our insurance subsidiaries are subject, are principally for the protection of policyholders rather than for the benefit of stockholders.

In August 2011, Republic Mortgage Insurance Company (“RMIC”), another mortgage insurer, ceased issuing new mortgage insurance commitments and began operating in run-off.  RMIC is domiciled in North Carolina and is operating under the supervision of the North Carolina Department of Insurance.  In January 2012, RMIC announced it would settle claims after January 19, 2012, with 50% in cash and 50% in a promise to pay at a later date in a manner similar to our DPO.  Also in August  2011, PMI Mortgage Insurance Co. (“PMI”), another mortgage insurer, ceased issuing new mortgage insurance commitments and began operating in run-off when PMI was placed under the supervision of the Arizona Department of Insurance.  In October 2011, the Arizona Department of Insurance was directed by a state court to take possession, management, and control of PMI and this decision was upheld by the Superior Court of Arizona in November 2011.  In connection with the takeover of PMI, the Arizona Department of Insurance also ordered PMI to settle claims with 50% in cash and 50% in a promise to pay similar to our DPO.  Furthermore, in November 2011, PMI’s parent company filed for bankruptcy protection.  While to date there has been no direct impact on Triad from these events, actions taken by the Arizona Department of Insurance or the North Carolina Department of Insurance with respect to these mortgage insurers could influence actions taken by the Department with respect to Triad.

We are also subject to other regulation by the Department as well as by other state insurance departments.  Although their scope varies, state insurance laws generally grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion over almost every significant aspect of the insurance business.  Given our position in run-off, these include varying degrees of control over claims handling practices, financial statements, periodic financial reporting, and permissible investments.

Because TGI is an insurance holding company and Triad is an Illinois-domiciled insurance company, the Illinois insurance laws regulate, among other things, certain transactions in TGI’s common stock and certain transactions between Triad and TGI or its affiliates.  Specifically, no person may, directly or indirectly, offer to acquire or acquire beneficial ownership of more than 10% of any class of outstanding securities of TGI or its subsidiaries unless such person files a statement and other documents with the Department and obtains the Department’s prior approval.  These restrictions generally apply to all persons controlling or under common control with the insurance companies.  “Control” is presumed to exist if 10% or more of TGI’s voting securities are owned or controlled, directly or indirectly, by a person, although the Department may find that “control”, in fact, does or does not exist where a person owns or controls either a lesser or greater amount of securities.  Other states in addition to Illinois may regulate affiliated transactions and the acquisition of control of TGI or its insurance subsidiaries.

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

As a mortgage insurer, Illinois insurance laws require that we provide for a contingency reserve in an amount equal to at least 50% of earned premiums in our statutory financial statements.  The contingency reserves must be maintained for a period of ten years except in circumstances where losses exceed regulatory thresholds.  Given the significant level of our cumulative losses in 2007 – 2011, we currently do not have a contingency reserve established.

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

Insurance departments of certain states generally prohibit the writing of new business if an insurer's net risk in force is greater than 25 times the insurer’s total policyholders’ surplus.  This restriction is commonly known as the risk-to-capital requirement.  Since 2009, certain state insurance regulators have specifically allowed mortgage insurers to reduce the risk outstanding by the amount of risk in default, for which reserves have been provided, in their calculation of risk-to-capital.  The Department has not specifically permitted this practice.  At December 31, 2011, Triad’s risk-to-capital ratio was 28-to-1 and benefitted substantially from the DPO requirements of the second Corrective Order.  The risk-to-capital ratio is also one of the financial thresholds that the Department monitors to determine if the DPO percentage should be reduced or if distributions to DPO holders should be made.

TGI and Triad are also indirectly impacted by regulations affecting purchasers and servicers of mortgage loans, such as the GSEs, and regulations affecting governmental insurers, such as the FHA and the Department of Veterans Affairs (“VA”), as well as regulations affecting lenders. Federal housing legislation and other laws and regulations that affect the housing market may also impact us.

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

See “Corrective Orders” and “Foreclosure Prevention Initiatives and Moratoriums” under this Item 1 for additional information about regulatory restrictions and initiatives.

Available Information

Our web site is www.triadguaranty.com.  Information contained on, or that can be accessed through, our web site does not constitute part of this annual report on Form 10-K.  We have included our web site address as a factual reference and do not intend it as an active link to our web site.  Through our web site we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after this material is electronically filed with, or furnished to, the SEC. This material may be accessed by visiting the Investors/SEC Filings section of our web site at www.triadguaranty.com.  These filings are also accessible on the SEC’s website, www.sec.gov.  You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) 732-0330. In addition, copies of our annual report on Form 10-K and our other SEC filings will be made available, free of charge, upon written request.

Employees

As of February 1, 2012, we employed approximately 51 persons, with 50 persons being employed full-time.  Employees are not covered by any collective bargaining agreement.  We consider our employee relations to be satisfactory.

Executive Officers of the Registrant and its Primary Subsidiaries

Our executive officers are as follows:

Name	Position	Age
Kenneth W. Jones	President, Chief Executive Officer, Principal Financial Officer of TGI and Triad and Director of TGI and Triad	54
Kenneth S. Dwyer	Senior Vice President and Chief Accounting Officer of TGI and Triad and Director of Triad	61
Shirley A. Gaddy	Senior Vice President, Operations of Triad	59
Earl F. Wall	Senior Vice President, Secretary, and General Counsel of TGI and Triad and Director of Triad	54

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

Kenneth S. Dwyer has served as our Senior Vice President since March 2012 and our Chief Accounting Officer since September 2004.  Prior to his current position, Mr. Dwyer served as our Vice President from September 2003 to March 2012.  Previously, Mr. Dwyer served as Vice President and Controller of Jefferson–Pilot Financial from 1997 to 2003.  Prior to that, he was the Vice President and Controller of Pan-American Life Insurance.  Before joining Pan-American Life Insurance, Mr. Dwyer was employed at Deloitte LLP for 20 years.

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

At December 31, 2011, we continued to report a substantial deficit in assets under GAAP of $703.6 million.  We believe that, absent significant positive changes in the economy and the residential real estate market, the  existing assets and future premiums of TGIC likely will not be sufficient to meet its current and future policyholder obligations, which could result in the institution of receivership proceedings for Triad and consequently could lead us to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise seek to dissolve TGI.

Since December 31, 2006, we have reported a cumulative net loss of $1.3 billion, which has resulted in a GAAP accumulated deficit of $826.8 million at December 31, 2011.  The item that has the most significant impact on the net income or loss that we report is incurred losses.  Incurred losses are comprised of settled losses and the change in loss reserves.  There have been large swings in incurred losses over the past four years, with most of the volatility coming from the level of newly reported defaults and related loss reserves and the loss development, including the change in loss reserves, of existing defaults.  During 2008 and 2009, the number of newly reported defaults was increasing and we were adjusting the factors that we utilized in our reserving model upward in response to sharply declining real estate values and declines in our cure rates.  During 2010, a lower number of new defaults, an increase in our cure rates, higher rescission activity, and reaching the stop loss limit on a number of Modified Pool transactions all had a positive impact on our incurred losses.  Additionally, with the benefit of hindsight, we lowered several of the reserve factors that we had increased in prior years.  In 2011 we continued to receive an elevated volume of newly reported defaults and the reserves provided for newly reported defaults and the lack of any significant benefit from reserve development for 2010 and prior defaults, contributed to increased incurred losses in 2011.

The loss reserves are estimates of the ultimate costs of claim settlement on loans reported in default, and loans in default that are in the process of being reported to us, as of the date of our financial statements. The actual amount of our claim settlements may be substantially different from our loss reserve estimates.  Our estimates could be adversely affected by a variety of factors, including, but not limited to, further declines in home prices, specifically in certain geographic regions that have experienced only modest declines to date, a lack of improvement in the unemployment rate, and a decrease in the realized rescission rates compared to those utilized in our reserve methodology.  Changes to our estimates of reserves could result in a significant impact to our results of operations and our deficit in assets, even in a stable economic environment.  During 2010, changes to our estimate of future loss reserves, due primarily to higher cures and rescission rates, contributed $140.6 million to our net income while such changes in 2011 had minimal impact on the net loss reported in 2011. Future changes in our loss reserve estimates, if any, are unlikely to provide similar benefits as those realized in 2010 and could have an adverse impact on our results of operations and our deficit in assets.

While a deficit in assts is a useful metric to measure the financial viability of a company at any point in time, it does not measure the future net profits, if any, on the existing book of business based upon the ongoing collection of premiums against the projected future claim payments on new defaults.  In our current forecast of the run-off of our remaining book of business, we anticipate that there will be years of both profits and losses.  We believe that, absent significant positive changes in the economy and the residential real estate market, our existing assets and future premiums likely will not be sufficient to meet our current and future policyholder obligations.

Furthermore, because we are in run-off and no longer write new mortgage guaranty insurance, our primary source of revenue is renewal premium, which we project will decline as our insurance in force declines.

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

During 2011, Triad reimbursed TGI approximately $0.7 million for certain operating expenses, including expenses for directors’ fees, legal and accounting fees, and certain insurance premiums.  TGI has invested assets of $1.3 million at December 31, 2011 and investment income is not a meaningful source of cash.  If TGI were unable to recoup the majority of its cash expenses from Triad, TGI’s assets would dissipate at a much greater pace, which would increase the likelihood TGI would institute a proceeding seeking relief from creditors under U.S. bankruptcy laws or otherwise consider liquidation, which would likely eliminate all remaining stockholder value.

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

These Corrective Orders, among other things, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, allow management to continue to operate Triad under close supervision, and include restrictions on the payment of claims. Failure to comply with the provisions of the Corrective Orders or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad. If the Department were to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws or otherwise consider liquidation, which would likely eliminate all remaining stockholder value.

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

Frequency and severity are the two most significant assumptions in the establishment of our loss reserves.  Frequency is used to estimate the ultimate number of paid claims associated with the current inventory of loans in default.  The frequency estimate assumes that historical experience, taking into consideration criteria such as those described in the preceding paragraph, and adjusted for current economic conditions that we believe will significantly impact the long-term loss development, provides a reasonable basis for forecasting the number of claims that will be paid.  An important consideration in determining the overall frequency factor is the cure rate. In general, the cure rate is the percentage of reported defaults that ultimately are brought current (1) through payments of all past due amounts or (2) by disposing of the property securing the mortgage before foreclosure with no claim ever being filed because the proceeds of the sale satisfied the mortgage.  During 2011, our cure rate remained flat from 2010, primarily as a result of government and lender sponsored loan modification programs. If our assumptions regarding anticipated cure rates as well as other considerations used in the overall frequency factor vary from those actually experienced in the future, actual settled claims on the existing delinquent loans may exceed the reserves that we have established and require an additional charge to results of operations.

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

The frequency and severity factors are updated quarterly to respond to the most recent available data.  The estimation of loss reserves requires assumptions as to future events, and there are inherent risks and uncertainties involved in making these assumptions. Economic conditions that have affected the development of loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree.  To the extent that possible future adverse economic conditions such as cure rates, rescission rates or declining housing prices alter those historical frequency and severity patterns, actual settled claims on the existing delinquent loans may be greater than the reserves that we have provided and require an additional charge to results of operations.

There is substantial doubt about our ability to continue as a going concern.

We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to our ability to continue as a going concern.  This uncertainty is based on the ability of Triad to comply with the provisions of the Corrective Orders, Triad’s ability to ultimately pay the DPO and related interest, and our deficit in assets at December 31, 2011.  Our financial statements included in this annual report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

The report of our independent registered public accounting firm dated March 16, 2012 on our consolidated financial statements for the two years ended December 31, 2011 and 2010 notes that there is substantial doubt about our ability to continue as a going concern.

In 2009, we sold our information technology and operating platform to Essent, a new mortgage guaranty insurer, for up to $30 million. Additionally, most of our former information technology and customer service employees have joined Essent. Under a services agreement, Essent has agreed to provide us with ongoing information technology services, customer service and policy administration support. This transaction provides for potential additional risks including: (1) the future collection of contingent payments; and (2) the outsourcing of services vital to an efficient run-off.

Under the terms of the agreement, Essent acquired all of our proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for fixed payments totaling $15 million, contingent payments of $15 million, and the assumption by Essent of certain contractual obligations. We have received all of the $15 million fixed payment as of December 31, 2011.  The $15 million contingent payment is payable in six equal payments and is subject to Essent writing a certain minimum amount of insurance in each of the six consecutive six month periods following November 30, 2011. If Essent was unable to write this minimum amount, we would not receive the entire additional $15 million of the contingent purchase price, which would negatively affect our future cash flows.

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

Our financial condition at December 31, 2011 has benefited substantially from rescission activity.  We realized substantial benefits from rescissions from 2008 through 2010 with a sizable decrease in 2011.   Even considering the decrease in 2011, we do not expect to realize benefits from rescission activity in future years at levels we realized in 2011.  Additionally, our ability to rescind coverage could be successfully challenged in litigation.

Our level of loss reserves and settled claims are both mitigated by rescission activity. From 2008 through 2010, we experienced a significant amount of rescission activity although this slowed considerably in 2011. Although we expect rescission activity will continue in future years, we believe the benefit that we receive from future activity will decline over time and will not be as significant as it was in 2011.

Any decision to rescind coverage may be challenged by the policyholder.  Challenges to our decision to rescind or deny coverage may occur months or years after such decision was made and policyholders may challenge a decision multiple times.  We are involved in disputes and litigation matters involving our rescission practices and the denial of claims and we believe it is likely that other lenders and mortgage servicers will challenge the ability of mortgage insurers, including Triad, to rescind and deny coverage, which could include the filing of additional lawsuits.  An adverse court decision regarding the interpretation of a master policy provision or the impermissibility of basing a rescission or claim denial on particular originator, lender or servicer conduct could set a precedent that has the effect of significantly restricting or limiting our ability to rescind policies and deny coverage of claims.  This could result not only from legal proceedings in which we are the defendant, but also from suits pending against other mortgage insurers that are addressing policy provisions or the permissibility of rescission and denial practices that are similar to our own.  Our liquidity, cash flow and financial performance would be adversely affected if our ability to rescind coverage or deny claim liability is materially limited or impaired as a result of these legal challenges by policyholders and servicers.

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

For further discussion of material pending litigation, see Item 3, “Legal Proceedings” and one of our other risk factors in this Item 1A entitled “Our financial condition at December 31, 2011 has benefited substantially from rescission activity.  We realized substantial benefits from rescissions from 2008 through 2010 with a sizable decrease in 2011.   Even considering the decrease in 2011, we do not expect to realize benefits from rescissions in future years at levels we realized in 2011.  Additionally, our ability to rescind coverage could be successfully challenged in litigation.” For further discussion of the two Corrective Orders issued by the Department, see “Business” and “Corrective Orders” in Item 1 and one of our other risk factors entitled “Triad is operating under two Corrective Orders issued by the Department.  Failure to comply with the provisions of the Corrective Orders may result in the imposition of fines or penalties or subject Triad to further legal proceedings” in this Item 1A.

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

We reported a deficit in operating cash flow for 2011 of $76.6 million which was funded primarily from sales and maturities of short-term investments. We expect to report a deficit in operating cash flow in 2012 as well which will need to be funded from maturities of investments and potentially by sales of investment.  If maturing investments fail to provide sufficient cash flow to fund any future deficit in operating cash flow, we could be forced to liquidate securities prior to maturity, which may result in unanticipated realized investment losses.

The Corrective Orders require that all valid claims under our mortgage guaranty insurance policies are settled 60% in cash and 40% by recording a DPO. At December 31, 2011, the recorded DPO, which includes accrued interest of $30.6 million, amounted to $629.7 million. The DPO is an interest-bearing subordinated obligation of Triad with no stated repayment terms. Distributions to the DPO holders are dependent on certain financial thresholds and distributions can only be made if approved by the Department. If the Department determines that distributions should be made to DPO holders, it would most likely result in a large cash payment by Triad, which we expect would be funded by the maturity and sale of investments. While we have structured the maturities of our invested assets to provide flexibility to accommodate any such possible payments, when and if they occur, the estimation of the timing of these payments requires assumptions as to future events and there are inherent risks and uncertainties involved in making these assumptions. If maturing investments fail to provide sufficient cash flow to fund any such possible payments to DPO holders, we could be forced to liquidate securities prior to maturity, which may result in unanticipated realized investment losses.

The Corrective Orders require TGIC to set aside invested assets in an escrow account in an amount equal to the combined DPO and accrued interest thereon. The Corrective Orders also require TGIC to accrue interest on the DPO at a rate equal TGIC’s investment portfolio yield as defined in the Corrective Orders.  If the DPO including accrued interest exceeds TGIC’s invested assets, we could be in violation of these specific sections of the Corrective Orders.  Failure to comply with the provisions of the Corrective Orders may result in the imposition of fines or penalties or subject TGIC to further legal proceedings.

At December 31, 2011, approximately 81% of our invested assets have been set aside to support the DPO and the accrued interest on the DPO in accordance with the Corrective Orders.  Due to the operating cash flow deficits that we continue to experience, we anticipate liquidating additional invested assets in 2012.  At the same time, we anticipate the creation of additional DPO amounts, albeit at a slower rate of growth than experienced in 2011.

Furthermore, if the DPO and accrued interest exceeds our remaining invested assets, TGIC could be required to accrue more interest on the DPO than it is earning on those assets.  We are currently in discussions with the Department to address these issues by amending the Corrective Orders.  Absent such an amendment, any violation of the provisions of the Corrective Orders may result in the imposition of fines or penalties or subject TGIC to further legal proceedings.

Consistent with industry practice, we provide reserves only for loans in default rather than on our estimate of the ultimate loss for all insured loans.  As such, our results of operations in certain periods could be disproportionately affected by the timing of reported defaults.

Reserves are provided for the estimated ultimate costs of settling claims on both loans reported in default and loans in default that are in the process of being reported to us. We generally do not establish reserves until we are notified that a borrower has failed to make at least two payments when due.  During 2011, the number of Primary loans in default reported to us for which we provide gross reserves declined by 19% to 23,041 at December 31, 2011.  The decline in the number of reported defaults during 2011 reflects a moderation in new default activity, a considerable amount of claims settled or rescinded and, to a lesser degree, cure activity.  GAAP precludes us from establishing loss reserves for future claims on insured loans that are not currently in default.  As a result, our financial statements do not reflect our expected losses from policies not in default.  New loans in default will require additional reserves to be established and result in a charge to results of operations when they are reported to us.

Since 2007, the United States housing market has experienced a significant amount of home price depreciation that has had and continues to have a negative impact on our results of operations and financial condition.  If home prices do not appreciate or decline further, we may incur a higher level of losses from settled claims and increases to our loss reserves.  Additionally, if home prices remain at depressed levels or decline further, additional borrowers that have the ability to pay may choose to default on the loan, which would further negatively impact our results of operations and financial condition.

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

At December 31, 2011, approximately 24% of our Primary and 63% of our Modified Pool gross risk in force was comprised of adjustable-rate mortgage loans or “ARMs.”  Monthly payments on these loans are altered periodically through an adjustment of the interest rate.  Many ARMs have a fixed interest rate for a stated period of time before being subjected to interest rate adjustments.  As a result, some ARMs that we insure have not yet been subject to an interest rate adjustment.  In periods of rising interest rates, a borrower’s monthly payment with an ARM will most likely increase.  A large increase in interest rates over a short period of time could lead to “payment shocks” for borrowers that could potentially lead to more reported defaults.

At December 31, 2011, approximately 9% of our Primary and 18% of our Modified Pool gross risk in force was comprised of pay-option ARMs with the potential for negative amortization on the loan.  These loans provide borrowers the option, for a stated period of time, to make monthly payments that do not cover the interest due on the loan.  If the borrower chooses this payment option, the unpaid interest is added to the outstanding loan amount, which creates negative amortization.  These pay-option ARM loans may have a higher propensity to default than the amortizing ARM product because of more severe “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity through loan amortization as payments are made.  We already have experienced a substantially higher default rate on pay-option ARMs than the remainder of our portfolio, even before many of these loans were scheduled to shift to amortizing payments.  The risk of default may be further increased if the interest rate paid during the payment option period is significantly below current market rates.  Additionally, the lack of long-term historical performance data associated with pay-option ARMs across all market conditions makes it difficult to project performance and could increase the volatility of the estimates used in our reserve models.  If interest rates increase and cause “payment shocks” to borrowers with ARMs, our default rate could increase, and this could have a material adverse impact on our business, financial condition and results of operations.

We have a high concentration of risk in force in the distressed markets and these markets have a large amount of risk in default.  Ongoing depressed home prices in these distressed markets could lead to further increases in reserves and paid claims, which could further negatively influence our financial performance.

At December 31, 2011, our risk in force for the distressed markets represented approximately 26% of our gross risk in force.  These distressed markets have experienced greater home price depreciation since 2007 and higher foreclosure rates when compared to the rest of the country.  Moreover, defaults in distressed markets represented 41% of our risk in default and 37% of our gross loss reserves at December 31, 2011.  The default rate at December 31, 2011 in these distressed markets was 33% compared to 15% for the remainder of our portfolio.  If the home values in the distressed markets remain at current depressed levels or drop further, we could experience additional adverse effects on our results of operations and financial condition due to the large concentration of our business in these distressed markets.

A large portion of our insurance in force consists of loans with high LTVs, which could result in a greater number of defaults and larger claims than loans with lower LTVs, especially during and following periods of declining home prices.

At December 31, 2011, approximately 21.5% of our Primary mortgage insurance in force consisted of insurance on mortgage loans with LTVs at origination greater than 95%.  During and following periods of rapidly declining home prices such as that which has occurred during the past few years, these loans have a greater propensity to default due to the decline in borrower’s equity.  Loans with greater than 95% LTV at origination have experienced a significantly greater default rate than loans with lower LTVs as of December 31, 2011.  Many of the high LTV loans also contain other risk factors such as geographic location in distressed markets and were originated with reduced documentation requirements.  Faced with mortgages that are greater than the value of the home, a number of borrowers are “strategically defaulting” by simply abandoning the property and walking away from the mortgage, without regard to their ability to pay.  This limits the ability of the servicer to work with the borrowers to avoid defaults and foreclosure and increases the imbalance of the housing inventory for sale, which in turn further depresses home prices.  If we are required to pay a claim on a high LTV loan, our loss mitigation opportunities are limited during periods of depressed home prices and we generally are required to pay the full option payment, which is the highest amount that we could pay under the terms of our master policy.  If we experience an increased rate of default and paid claims on high LTV loans, our results of operations could be adversely affected.

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

Historically, we expected the majority of claims on insured loans in our portfolio to occur during the second through the fifth years after loan origination with only modest losses occurring thereafter.  However, given the decline in home prices and high levels of unemployment that have occurred in recent years, we experienced an earlier default and claim pattern in the 2005, 2006 and 2007 policy years combined with an increase in new default activity in older policy years.  Claim incidence for the 2005, 2006, and 2007 policy years has already significantly exceeded the assumptions used in establishing our premium rates. Furthermore, the policy years with the greatest percentage increase in default rates during 2011 were from the 2004 and prior policy years, which are books of business where ordinarily we would expect minimal default activity given the age of the policies.  We believe our loss experience may continue to increase as our policies age due to the significant decline in home prices and continued high unemployment rates.

If we failed to properly underwrite mortgage loans when we provided contract underwriting services, we may be required to provide monetary and other remedies to the customer.

Under the terms of our contract underwriting agreements, we agreed to indemnify the participating lender against losses incurred in the event that we failed to properly underwrite a loan in accordance with the lender’s underwriting guidelines, subject to contractual limitations on liability.  The indemnification may be in the form of monetary or other remedies.  As a result, we assumed risk in connection with our contract underwriting services.  During 2011, we paid out $2.9 million on remedies and we have a reserve established of $7.1 million at December 31, 2011, which may not be sufficient to cover our future indemnification obligations.  An increase in the number of previous contract underwritten loans for which we must provide an indemnity could adversely affect our financial condition.

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

We have eliminated a significant number of sales, marketing, underwriting and administrative positions since we entered run-off in 2008.  Additionally, we have outsourced a number of functions such as information technology, customer service and quality assurance. As a result, Triad only has 51 employees at February 1, 2012.  Our current retention measures coupled with a weak economy that does not promote career changes have limited the amount of voluntary departures.  As the number of full-time employees declines, it becomes even more important to retain our key employees.  In order to retain our key personnel, we have established a severance plan and a retention plan, both of which expire in 2012.  If we fail to adopt or gain approval from the Department to replace any severance or retention plans, we may be unable to retain key personnel.  The loss of any key personnel could limit our ability to properly execute an efficient and effective run-off.

The level of cures that we experienced in 2010 and continuing in 2011 as a result of HAMP and other loan modification programs may not be sustainable going forward.

The U.S. Treasury and several lenders have adopted programs such as HAMP to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures.  Some of HAMP’s eligibility criteria require current information about borrowers, such as their current income and non-mortgage debt payments.  Because the GSEs and servicers do not share such information with us, we cannot adequately determine with any degree of certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP.  Further, it takes several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency.  During 2011 and 2010, approximately 1,800 and 3,600, respectively, of our defaults were cured as a result of HAMP loan modifications.  We also had other defaults cure as a result of individual lenders’ modification programs.

In January 2012, the federal government announced that it was revising HAMP by expanding eligibility requirements and increasing the incentive it pays to servicers and lenders for principal forgiveness.  For the first time, the government will also pay Fannie Mae and Freddie Mac an incentive fee for principal forgiveness.  The changes go into effect during the second quarter of 2012. HAMP was scheduled to expire at the end of 2012, but the program was extended until December 2013.  We cannot estimate the impact of these changes on the number of loans eligible for participation or the effect on our financial condition.

The U.S. Treasury also supports HARP, a refinancing program for borrowers that are currently not in default that allows borrowers to refinance to take advantage of lower interest rates even if the existing mortgage is greater than the current value of the collateral.  While HARP refinancings do not impact cures (as these loans are currently not in default), it does strengthen the long-term viability of these loans through lower monthly payment requirements.

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

Our common stock is currently traded on the OTCBB and the Pink Sheets.  The trading of our common stock on the OTCBB and Pink Sheets has resulted in reduced liquidity for our stockholders and makes it more difficult for them to execute transactions in our common stock.

We delisted our common stock from The NASDAQ Global Select Market in December of 2009. In 2010, average daily trading volume of our common stock declined by 82% compared to 2009 levels. In 2011, the average daily trading volume of our common stock declined by 55% compared to 2010 levels.  Additionally, our common stock has experienced large relative percentage price swings on minimal volume over the past two years and there have been a number of trading days in which no shares of our common stock were traded.  We believe the liquidity of our common stock has been adversely affected and it has become more difficult for investors to trade our common stock.  If the small trading volumes on the OTCBB and Pink Sheets persist or decline even further, our stockholders could be subjected to indeterminate periods of reduced liquidity for our common stock.

Our Tax Benefits Preservation Plan may not be effective in preventing an "ownership change" as defined in Section 382 of the Internal Revenue Code and our deferred tax assets and other tax attributes could be significantly limited.

We have significant deferred tax assets that are generally available to offset future taxable income or income tax. On May 19, 2011, the shareholders approved the Triad Guaranty Inc. Tax Benefits Preservation Plan previously adopted by the Board of Directors on September 13, 2010, to help protect the ability of the Company to recognize certain potential tax benefits in future periods from net operating loss carryforwards and tax credits (the "Tax Benefits"). Additionally, the shareholders approved a resolution to amend our certificate of incorporation that established restrictions on the transfer of our common stock to avoid an “ownership change” under Section 382 of the Internal Revenue Code which would invalidate any stock transaction if the result of the transaction was to create a new 5% holder or add to the position of any existing 5% holder.  The ability to utilize the Tax Benefits depends on future taxable income and limitations imposed by tax laws; however, the ability of TGI and its subsidiaries to use their respective Tax Benefits would be substantially limited if there were an "ownership change" of TGI as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Service pronouncements.

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

Although the Plan is designed to reduce the likelihood that we will experience an ownership change, there can be no assurance that the Plan will be effective in preventing an ownership change. If an ownership change were to occur, our ability to use the Tax Benefits in the future would likely be limited.  Furthermore, even if there is no ownership change, we may not realize the entire benefit or any benefit of the deferred tax asset that exists as of December 31, 2011.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 101 South Stratford Road, Winston-Salem, NC 27104.  This five-story office building totals 79,254 square feet and we currently lease approximately 61,324 square feet under a lease that will expire in November 2012.  We currently occupy two entire floors and have additional space on two other floors. All staff functions are located within this office complex. During 2010, we negotiated with the lessor to terminate a portion of the original lease representing 7,608 square feet so that the lessor could enter into a new long-term lease with another tenant.  We currently sublease space on two floors of this facility to Essent, totaling approximately 20,937 square feet, under a sublease that will expire concurrently with our existing lease in 2012.  We have negotiated with both Essent and the lessor to allow Essent to take over as the primary tenant on a reduced amount of space at the end of the existing term and Triad will sublet from Essent a single floor and limited space on another floor.  Under the terms of the two year sublease, Triad will sublease approximately 17,728 square feet from Essent.  We believe this property is suitable and adequate for our present circumstances.

On December 1, 2009, we completed the sale of our information technology and operating platform, including substantially all of our computer hardware, to Essent.  We also entered into a service agreement on December 1, 2009 with Essent to provide systems maintenance and development services, including disaster recovery services and certain other technology services.  Because of the information technology agreement, Triad’s and Essent’s offices may need to be in close proximity to each other.

Item 3.  Legal Proceedings

The Company is involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below.  No liability has been established in the financial statements regarding current litigation as the potential liability, if any, is not probable or cannot be reasonably estimated.

On February 6, 2009, James L. Phillips served a complaint alleging violations of federal securities laws against TGI and two of its officers in the United States District Court, Middle District of North Carolina on behalf of a purported class of persons who acquired the common stock of the Company between October 26, 2006 and April 1, 2008.  TGI filed its motion to dismiss the amended complaint on August 21, 2009 and on January 27, 2012, the Magistrate Judge recommended that TGI’s motion to dismiss be granted.  The plaintiff has indicated his intent to appeal the decision or move to amend the complaint.

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies.  Three groups of current owners and/or servicers of AHM-originated loans filed motions to intervene in the lawsuit, which were granted by the Court on May 10 and October 29, 2010.  On March 4, 2011, Triad amended its complaint to add a count alleging fraud in the inducement.  On March 25, 2011, each of the interveners filed a motion to dismiss.  Triad filed its answer and answering brief in opposition to the motions to dismiss on May 27, 2011 and the interveners filed their reply briefs on July 13, 2011.  The total amount of risk originated under the AHM master policies, accounting for any applicable stop-loss limits associated with Modified Pool contracts and less risk originated on policies that have been subsequently rescinded, was $1.4 billion, of which $0.7 billion remained in force at December 31, 2011.  Triad continues to accept premiums and process claims under the master policies, with the earned premiums and settled losses reflected in the Consolidated Statements of Comprehensive Income (Loss).  However, as a result of the litigation, Triad ceased remitting claim payments to companies servicing loans originated by AHM and the liability for losses settled but not paid is included in “Accrued expenses and other liabilities” on the Consolidated Balance Sheets.  Triad has not recognized any benefit in its financial statements pending the outcome of the litigation.

On March 5, 2010, Countrywide Home Loans, Inc. filed a lawsuit in the Los Angeles County Superior Court of the State of California alleging breach of contract and seeking a declaratory judgment that bulk rescissions of flow loans is improper and that Triad is improperly rescinding loans under the terms of its master policies.  On May 10, 2010 the case was designated as complex and transferred to the Court’s Complex Litigation Program.  Non-binding mediation occurred on July 22, 2011 with a follow-up mediation session on October 13, 2011.  The parties are in discussions to settle this matter.  In the event that a settlement is not successfully concluded, Triad intends to vigorously defend this matter.

On December 19, 2011, and January 17, 2012, complaints were served against TGIC in the United States District Court, Central District of California, and United States District Court, Eastern District of Pennsylvania, respectively. The plaintiffs purport to represent a class of persons whose loans were insured by a mortgage guaranty insurance policy and reinsured through a captive reinsurer.  The complaints allege that such reinsurance is in violation of the Real Estate Settlement Procedures Act.  In each case, the lender, captive reinsurer, and various mortgage guaranty insurers were sued. Triad did not provide mortgage guaranty insurance on the named plaintiffs’ loans in either lawsuit and has requested that plaintiffs voluntarily dismiss Triad in both lawsuits. Triad intends to vigorously defend this matter.  The cases have been stayed at the request of the plaintiff pending the outcome of another case pending before the U.S. Supreme Court.

The Consumer Financial Protection Bureau (“CFPB”) issued a letter to Triad Guaranty Inc. on January 3, 2012, advising TGI that it was investigating premium ceding practices by mortgage insurers, lenders, and their captive reinsurers and requested certain information from Triad. Triad is cooperating with the CFPB in its investigation.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

The Company’s common stock is presently quoted and traded over-the-counter on the OTC Bulletin Board® and the OTC Markets Group, Inc.’s OTCQB tier under the symbol “TGIC.”  At December 31, 2011, 15,328,128 shares were issued and outstanding.

The following table sets forth the high and low bid quotations for the Company’s common stock during the periods indicated.  The bid quotations are the high and low bid quotations of the Company’s common stock obtained from Yahoo! ® Finance.  These bid quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	2011		2010
	High	Low	High	Low
First Quarter	$0.47	$0.21	$0.42	$0.21
Second Quarter	$0.40	$0.16	$0.68	$0.23
Third Quarter	$0.29	$0.13	$0.28	$0.14
Fourth Quarter	$0.25	$0.04	$0.35	$0.15

Holders

As of March 1, 2012, the number of stockholders of record of the Company’s common stock was approximately 269.  In addition, there were approximately 2,700 beneficial owners of shares held by brokers and fiduciaries.

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

Certain of the statements contained in this annual report on Form 10-K are "forward-looking statements" and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include estimates and assumptions related to economic, competitive, regulatory, operational and legislative developments and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to change, uncertainty and circumstances that are, in many instances, beyond our control and they have been made based upon our current expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of a number of factors, including: the possibility that the Illinois Department of Insurance may take various actions regarding Triad if we do not operate our business in accordance with the revised financial and operating plan and the Corrective Orders, including seeking receivership proceedings; our ability to operate our business in run-off and maintain a solvent run-off; our ability to continue as a going concern; the possibility of general economic and business conditions that are different than anticipated; legislative, regulatory, and other similar developments; changes in interest rates, employment rates, the housing market, the mortgage industry and the stock market; legal and other proceedings regarding modifications and refinancing of mortgages and/or foreclosure proceedings; the possibility that there will not be adequate interest in our common stock to ensure efficient pricing; and the relevant factors described in Item 1A, “Risk Factors” and in the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 section below, as well as in other reports and statements that we file with the Securities and Exchange Commission (the “SEC”).  Forward-looking statements are based upon our current expectations and beliefs concerning future events and we undertake no obligation to update or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made, except as required by the federal securities laws. Any forward-looking statements that are made are current only as of the date on which we filed this report.

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

The term “settled,” as used in this report in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by our policyholders. Prior to June 1, 2009, valid claims were settled solely by a cash payment. As required by the second Corrective Order, effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”). The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on surplus notes payable to TGI by Triad, and include restrictions on the payment of claims.

TGI is the public company whose stock is traded on the OTC Bulletin Board (“OTCBB”) and the OTC Markets Group’s OTCQB tier (“Pink Sheets") under the symbol “TGIC”. TGI owns TGIC, which is its only operating subsidiary.  Aside from its ownership of TGIC, TGI’s assets amount to approximately $1.3 million, which consist primarily of cash holdings (refer to Schedule II – Condensed Financial Information of the Registrant filed as part of this Form 10-K). The remainder of the $896.2 million of assets reported on the consolidated balance sheet presented in this Form 10-K are the assets of Triad. Triad is prohibited from paying dividends or distributing assets to TGI without the approval of the Department. We believe that, absent significant positive changes in the economy and the residential real estate market, the existing assets combined with the future premiums of Triad likely will not be sufficient to meet Triad’s current and future policyholder obligations and, therefore, none of Triad’s assets would be available to TGI and its stockholders other than to reimburse certain TGI expenses incurred on behalf of TGIC. Therefore, the ultimate value of TGI will be determined by its cash holdings less any future expenses not reimbursed by Triad (for more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).  TGI is exploring strategies to acquire profitable, growing businesses and leverage its insurance industry knowledge, management expertise, and Net Operating Loss (“NOL”) carryforwards that were generated on a consolidated basis with Triad in order to increase its value for the benefit of its stockholders.  No assurance can be given that TGI will be able to successfully implement such a strategy, or, if implemented, to increase its stockholder value.

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

Our insurance remains effective until one of the following events occurs:  the policy is cancelled at the insured’s request; we terminate the policy for non-payment of premium; the policy defaults and we satisfy our obligations under the insurance contract; or we rescind or deny coverage under the policy for violations of provisions of a master policy. Additionally, coverage may be cancelled on certain Modified Pool transactions if pre-determined aggregate stop loss limits are met, or if coverage is reduced to a de minimus amount of the initial amount insured or, for some contracts, ten years from the date of the contract.

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

In run-off, our expenses consist primarily of: settled claims (including loss adjustment expenses) net of any losses ceded to captive reinsurers; changes in reserves for estimated future claim payments on loans that are currently in default (including new defaults that are reported during the year) net of any reserves ceded to captive reinsurers; general and administrative costs of servicing existing policies; other general business expenses; and interest expense on the DPO and on our long-term debt prior to its repurchase and retirement in the third quarter of 2010.

As we are operating in run-off and are issuing no new insurance commitments, our future results of operations largely depend on the amount of future premium that we earn less the amount of losses that we incur each period on the new defaults reported to us. In addition, our results may be significantly impacted by the favorable or adverse development of our loss reserves. Our results from operations will benefit if we are able to settle our loss reserves at a lesser amount than that reported on our balance sheet through loss mitigation, litigation and settlements with servicers. Conversely, our results from operations will be negatively impacted if the settled losses are greater than the loss reserves provided. Our results of operations also depend on a number of other factors, many of which are not under our control. These factors include:

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

Our results of operations in run-off could also be impacted significantly by Federal government and private initiatives to limit foreclosures through loan modifications.  See the discussion below for further details on these initiatives. Lastly, our results of operations in run-off could be materially affected by our ability to recognize benefits from our NOL carryforwards.

Accounting Principles

In understanding our financial position and results of operations, it is important to understand the difference between accounting principles generally accepted in the United States of America (“GAAP”) and statutory accounting principles (“SAP”) applicable to insurance companies and how we use these accounting principles.

As an insurance company, Triad is required to file financial statements prepared in accordance with SAP with the insurance departments of the states in which it conducts business. The financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders are prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department.  However, the Company prepares its financial statements presented in this annual report on Form 10-K and in our other SEC filings in conformity with GAAP. The primary difference between GAAP and SAP for Triad at December 31, 2011 was the reporting requirements relating to the establishment of the DPO stipulated in the second Corrective Order, which is described below.

A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP. A deficiency in policyholders’ surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP. A deficit in assets at any particular point in time under GAAP is not necessarily a measure of insolvency. However, we believe that if Triad were to report a deficiency in policyholders’ surplus under SAP for an extended period of time, Illinois law may require the Department to seek receivership of Triad, which could compel TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company. The second Corrective Order was designed in part to help Triad maintain its policyholders’ surplus.

Corrective Orders

Triad has entered into two Corrective Orders with the Department. Among other things, the Corrective Orders:

•	Require oversight by the Department on substantially all operating matters;
•	Prohibit stockholder dividends from Triad to TGI without the prior approval of the Department;
•	Prohibit the accrual of interest and the payment of interest and principal on Triad’s surplus note to TGI without the prior approval of the Department;
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

The DPO is an interest bearing subordinated obligation of Triad with no stated repayment terms.  The requirement to settle claims with both the payment of cash and recording of a DPO became effective on June 1, 2009.  The second Corrective Order requires that Triad hold assets to support the DPO liability in a separate account pursuant to a custodial arrangement. At December 31, 2011, the recorded DPO, including accrued interest of $30.6 million, amounted to $629.7 million or 81% of total invested assets compared to $415.7 million or 49% of total invested assets at December 31, 2010. We are currently in discussions with the Department regarding the increasing percentage of assets supporting the DPO liability and the amount of interest credited to the DPO holders.

  The recording of a DPO does not impact reported settled losses as we continue to report the entire amount of a claim in our results of operations.  The accounting treatment for the recording of DPOs on our balance sheet on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus, which serves to increase reported statutory surplus.  However, in our financial statements prepared in accordance with GAAP included in this report, the DPOs and related accrued interest are reported as liabilities.  At December 31, 2011, the cumulative effect of the DPO requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves at anticipated cash payment rather than the estimated full claim amount, was to increase statutory policyholders’ surplus by $967.5 million over the amount that would have been reported absent the second Corrective Order.  The cumulative increase to statutory policyholders’ surplus of the DPO requirement was $818.8 million at December 31, 2010.  There is no impact to our stockholders’ deficit calculated on a GAAP basis. Any repayment of the DPO or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.

The second Corrective Order provides financial thresholds, specifically regarding our statutory risk-to-capital ratio and our level of statutory policyholders’ surplus that, if met, may indicate that the Department should reduce the DPO percentage and/or require distributions to DPO holders.  In January 2012, the Department notified Triad that as of December 31, 2011, based upon Triad’s surplus position, risk-to-capital ratio and the continued economic uncertainty, the Department had determined that no change to the DPO percentage was in order nor would it be appropriate for Triad to make a distribution to the DPO holders.

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

Going Concern

Our financial statements have been prepared on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to our ability to continue as a going concern.  This uncertainty is based on, among other things, the possible failure of Triad to comply with the provisions of the Corrective Orders and our ability to generate enough income over the term of the remaining run-off to overcome a $703.6 million deficit in assets.

The positive impact on statutory surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $234.7 million at December 31, 2011, as opposed to a deficiency in policyholders’ surplus of $732.8 million on the same date had the second Corrective Order not been implemented.  While the implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about our ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent, if Triad fails to comply with provisions of the Corrective Orders, or for other reasons.  If the Department was to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  The consolidated financial statements that are presented in this report do not include any accounting adjustments that reflect the financial risks of Triad entering receivership proceedings or otherwise not continuing as a going concern.  See Item 1A, “Risk Factors” for more information about our financial solvency and going concern risks and uncertainties.

Long-term Debt

In July 2010, we repurchased and retired the entire $35.0 million par value of TGI’s 7.90% Notes originally due January 15, 2028 (the “Notes”) for an aggregate purchase price of approximately $4.9 million.  In accordance with the provisions of ASC 225-20, we recognized an extraordinary gain in 2010 on the repurchase and retirement of approximately $29.6 million.  As a result of the repurchase and retirement of the Notes, no further interest will be due under the Notes.  See further discussion under the heading, “Liquidity and Capital Resources.”

Captive Reinsurance Reinsurer Commutations

During the first quarter of 2010, we determined that our two largest captive reinsurers had not maintained the required capitalization in their trusts.  As a result, and with the mutual agreement of each of the captive reinsurers, we commuted both of these captive reinsurance agreements during the first quarter and received approximately $188.7 million of aggregate trust assets from the two captive reinsurers.  These commutations resulted in an increase in our invested assets and a corresponding decrease in reinsurance recoverable.  The commutations had minimal impact on our results of operations or financial condition because the net amounts received were previously recorded as reinsurance recoverable on our balance sheet.  The commutations and receipt of the trust assets, however, positively impacted our cash flows for the year ended December 31, 2010. Commutation activity for the year ended December 31, 2011 has not been material to the Company’s results of operations, financial condition, or cash flow.

Foreclosure Prevention Initiatives and Moratoriums

Several programs have been initiated by the federal government, the GSEs, and certain lenders that are, in general, designed to prevent foreclosures and provide relief to homeowners.  These programs may involve modifications to the original terms of existing mortgages or their complete refinancing.  These programs seek to provide borrowers a more affordable mortgage by modifying the interest rate, extending the term of the mortgage, or, in limited cases, principal forgiveness.  We are active participants in many of these programs including government-initiated programs such as the Home Affordable Modification Program (“HAMP”) and the Home Affordable Refinance Program (“HARP”).

HAMP provides incentives to borrowers, servicers, and lenders to modify loans that are currently in default. HAMP and other such programs have been responsible for a large percentage of our cures since 2009. The number of policies cured under these programs has declined in 2011 from levels experienced in 2010 although the decline has moderated recently which we believe is in part due to recent changes to these programs. In January 2012, the federal government announced that it was revising HAMP again by expanding eligibility requirements and increasing the incentive it pays servicers/lenders for principal forgiveness. For the first time, the government will also pay Fannie Mae and Freddie Mac an incentive fee for principal forgiveness. The changes go into effect during the second quarter of 2012. HAMP was scheduled to expire at the end of 2012 but the government extended the program until December 2013. We cannot estimate the impact of these changes on the number of loans eligible for participation or the effect on our financial condition.

In determining the number of policies participating in HAMP as well as other foreclosure prevention programs, we rely on information provided to us primarily by the GSEs and servicers. However, we do not believe that we receive timely information on all participating loans nor the current status of the participating loans and we do not have the necessary information to determine the number of our policies in force that would be eligible for such modification programs. Furthermore, a number of the policies that have completed the trial modification period have subsequently re-defaulted and we believe the number of policies that re-default will increase in the future. This could be exacerbated by adverse conditions in the housing market or economy in general. The ultimate impact of HAMP and other modification programs is dependent on the number of policies that are successfully modified and do not re-default. Currently, we are unable to estimate with any degree of precision the number of policies that will ultimately cure and not re-default and are, therefore, unable to estimate the ultimate impact of these programs on our results of operations and financial condition. If HAMP and/or similar programs prove to be effective in preventing ultimate foreclosure, future settled claim activity could be reduced.

If a loan is modified or refinanced as part of one of these programs, the previously reported default is cured, but we would maintain insurance on the loan and would be subject to the same ongoing risk if the policy were to re-default. Policies that re-default under these programs may ultimately result in losses that are greater than the loss that would have occurred if the policy was never modified. However, we do not provide loss reserves to account for the potential for re-default. These programs could adversely affect us to if borrowers who otherwise could make their mortgage payment choose to default in an attempt to become eligible for modification. For more information on the risks and uncertainties related to HAMP and other such programs, see Item 1A, “Risk Factors”.

HARP was developed in 2009 but revised in the third quarter of 2011.  This program is designed to provide a borrower, who is current on all mortgage payments, the opportunity to take advantage of existing lower interest rates through a refinancing that would make the loan more affordable.  The original HARP program limited eligible fixed-rate loans to those with a maximum current loan-to-value (“LTV”) ratio of 125%.  The revised program has removed the LTV limitation for fixed-rate loans.  The LTV limit for ARMs continues to be 105% of the current value.  We do not expect the revised HARP program to have a significant impact on our results because: (i) these loans must not be in default to qualify; and (ii) we would continue to provide mortgage insurance on the refinanced loan.

Loan servicers and certain government entities have also implemented temporary foreclosure moratoriums in recent years for various reasons, some of which were in response to documentation problems and other issues with foreclosure proceedings. Because the completion of a valid foreclosure is a requirement for the filing of a claim for loss, these moratoriums serve to temporarily reduce our settled claims, but they may lead to greater ultimate claim costs due to the accrual of interest and other expenses. While some of these moratoriums have subsequently been terminated, legal matters involving these issues remain and it is unclear if the initial problems have been fully resolved. While these moratoriums have delayed our claims settled and increased the time a policy remains in our default inventory, we do not expect a significant direct impact on our financial condition from these temporary moratoriums. See Item 1A, “Risk Factors” for more information on the risks and uncertainties associated with foreclosure moratoriums.

Consolidated Results of Operations

Following is selected financial information for the years ended December 31, 2011 and 2010:

	Year Ended
	December 31,		%
(dollars in thousands, except per share data)	2011	2010	Change

Earned premiums	$161,352	$203,416	(21)
Net losses and loss adjustment expenses	278,265	109,633	154
Net income (loss)	(107,769)	132,095	(182)
Diluted income (loss) per share	(7.07)	8.72	(181)

The financial results for 2011 as compared to those of 2010 were affected by the following.

•
A decline in earned premium in 2011 primarily due to a 23% reduction in insurance in force. Actual and projected premium refunds related to rescissions reduced premium earned by $49.0 million, or 24%, in 2011 compared to $39.1 million, or 16%, in 2010.

•	A decline in investment income in 2011 due to lower average invested assets and lower market yields. Realized investment gains were substantial in both periods due to discretionary sales.
•
An increase in net losses and loss adjustment expenses (LAE) in 2011, which was primarily due to a smaller benefit from loss reserve development.  The loss and LAE reserve declined by 19% in 2011 compared to a decline of 31% in 2010 while risk in default declined by 23% and 31% in 2011 and 2010, respectively. The lower decline in loss and LAE reserves during 2011 was offset somewhat by an 18% decline in direct settled claims compared to 2010.  The loss ratio was 172.5% in 2011 compared to 53.9% in 2010.

•	An increase in interest expense due to the continued growth in accrued interest related to the DPO liability.
•
A decline in other operating expenses in 2011 due to the continued reduction of employee cost and other variable costs. Expenses for contract underwriting were also significantly lower in 2011 than in 2010.

•	An extraordinary gain on the repurchase and retirement of our long-term debt which contributed $29.6 million to 2010 results.

We describe our results of operations in greater detail in the discussion that follows.  The information is presented in four sub-headings:  Production; Insurance and Risk in Force; Revenues; and Losses and Expenses.

Production

On July 15, 2008, we ceased issuing commitments for mortgage insurance, only issuing coverage to borrowers for which we had made a commitment as of that date.  We had no production in 2011 and have had no material production since 2008.

Insurance and Risk in Force

Insurance in force is the total principal balance of our insured loans.  The following table provides detail on our direct insurance in force at December 31, 2011 and 2010:

	December 31,		%
(dollars in thousands)	2011	2010	Change

Primary insurance	$24,204,173	$29,118,863	(17)
Modified Pool insurance	5,927,312	10,018,295	(41)
Total insurance	$30,131,485	$39,137,158	(23)

The decline in Primary insurance in force at December 31, 2011 from December 31, 2010 is due to the cancellation of insurance coverage on policies that were mainly either rescinded or had a claim for loss settled.  The decline in Modified Pool insurance in force for the same period is also due to claim settlement and rescission activity, as well as the termination of a number of Modified Pool transactions where pre-determined aggregate stop loss limits in the contracts were met on a settled basis.  Cancellation of insurance coverage resulting from refinance activity or actual non-forced sales continues to be minimal despite record low mortgage rates.  Cancellation activity has benefited from the temporary delays in foreclosure as well as foreclosure prevention programs such as HAMP and HARP.

Primary insurance persistency increased slightly to 83.1% at December 31, 2011 compared to 82.4% at December 31, 2010. Modified Pool insurance persistency declined to 59.2% at December 31, 2011 compared to 66.0% at December 31, 2010, primarily due to the large number of terminated transactions due to reaching stop loss limits on a settled basis.

A portion of our Modified Pool contracts contain provisions that terminate both the coverage and the contract when cumulative settled losses reach the stop loss limit. No future premium is received following the termination of these Modified Pool contracts.  Approximately $747.9 million of Modified Pool insurance in force under this type of contract was terminated in 2011 compared to $1.2 billion in 2010.  At December 31, 2011, 9% of our Modified Pool insurance in force was subject to this type of contract.

The majority of our Modified Pool contracts do not terminate when settled losses reach the stop loss limit and, in general, premiums will continue to be collected until such time that the remaining insurance in force is reduced to a de minimus amount or time limits, if any, expire.  For these types of contracts, we recognize the net present value of the estimated future premium in the period during which our payments reach the maximum liability on a settled basis under the contract.  Approximately $2.1 billion of Modified Pool insurance in force under this type of contract had settled losses reach the stop loss limit in 2011 compared to $1.9 billion in 2010.  For both types of Modified Pool contracts, affected policies are excluded from in force statistics once the contractual stop loss limit is met on a settled basis. We expect that other Modified Pool transactions will reach their contractual stop loss limits on a settled basis and terminate in 2012, which will further accelerate the decline of Modified Pool insurance in force.

Approximately 68% of our Modified Pool insurance in force at December 31, 2011 was originated from 2005 through 2007.  Given the adverse development of our Modified Pool insurance originated in these years, the majority of these transactions have already reached the stop loss limit on an incurred basis and, as the following table indicates, we have limited loss exposure for future defaults, or changes in loss reserves on existing defaults, on Modified Pool policies originated during these years. The majority of our Modified Pool loss exposure is on policies originated prior to 2005. Given the performance to date for policies originated prior to 2005, the limited exposure for policies originated from 2005 through 2007, and our belief about the expected future performance, we expect losses from Modified Pool contracts to have significantly less bearing on our future results compared to our Primary business. The following table quantifies the remaining aggregate exposure for our Modified Pool business:

	December 31,
(dollars in thousands)	2011	2010
Modified Pool Summary
Net risk in force (1)	$356,407	$475,750
Carried reserves on net risk in force	121,282	222,868
Remaining aggregate loss exposure on Modified Pool contracts	$235,125	$252,882

Remaining Aggregate Loss Exposure by Policy Year
2003 and Prior	$107,385	$110,832
2004	58,243	67,283
2005	4,540	7,362
2006	59,253	60,202
2007	5,704	7,703
	$235,125	$253,382

(1)	Net risk in force for Modified Pool business reflects the remaining stop loss limits for Modified Pool transaction less any remaining deductible amount.

Net risk in force is computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements and applicable stop-loss limits and deductibles, but before accounting for carried loss reserves.  Net risk in force inclusive of both Primary and Modified Pool insurance was $6.6 billion at December 31, 2011 compared to $7.9 billion one-year prior.  Primary insurance accounted for approximately 95% of our net risk in force at December 31, 2011 compared to 94% at December 31, 2010.  Given the relatively small amount of remaining exposure attributable to Modified Pool insurance, our incurred loss discussions and disclosures in this Form 10-K are focused on Primary insurance.  The following table provides detail on our Primary risk in force, net of risk ceded to captives.

	December 31,		%
(dollars in thousands)	2011	2010	Change

Gross Primary risk in force	$6,352,185	$7,624,244	(17)
Less: Ceded risk in force	(93,531)	(183,384)	49
Net Primary risk in force	$6,258,654	$7,440,861	(16)

The percentage of our Primary insurance in force subject to captive reinsurance arrangements decreased to 10% at December 31, 2011 from 14% at December 31, 2010. This decline was primarily due to claim and rescission activity as well as the termination of several small captive reinsurance agreements during 2011.  Assets held in trusts supporting the reinsured risk declined to $41.6 million at December 31, 2011 from $56.4 million one-year prior as a result of the commutations and ceded claims.  In instances where remaining captive reinsurance agreements have trust balances below the reserves ceded under the contracts, the net reserve credit that we recognize in our financial statements is limited to the trust balance.  Given the decline in insurance in force subject to captive reinsurance and this limitation, we expect to receive only minimal benefits in future periods from these agreements.

At December 31, 2011 and 2010, respectively, approximately 18% and 19% of our gross Primary risk in force was comprised of coverage on loans with the potential for negative amortization (“pay-option ARM”) and interest only loans.  An inherent risk in both a pay-option ARM loan and an interest-only loan is the impact of the scheduled milestone in which the borrower must begin making amortizing payments, which can be substantially greater than the minimum payments required before the milestone is met.  An additional risk to a pay-option ARM loan is that the payment being made may be less than the amount of interest accruing, creating negative amortization on the outstanding principal of the loan.  The majority of our pay-option ARM loan portfolio has accumulated negative amortization and we believe these pay-option ARM loans are or will be subject to significant payment shock, which increases our risk of loss.  Many of these pay-option ARM loans are from Arizona, California, Florida, and Nevada, which we refer to as “distressed markets.”  Due to the structures of the pay-option ARM loan products that we insure, the majority of these loans typically reach the milestone where the borrower must begin making amortization payments no later than five years from the date the loan was issued.  Because many of the pay-option ARMs are from the 2006 and 2007 vintages, the default rates on pay-option ARM loans over the next several years may increase as the remaining loans convert to amortizing payments.

At December 31, 2011 and 2010, respectively, approximately 15% and 16% of our gross Primary risk in force was comprised of coverage on Alt-A loans.  We define Alt-A loans as loans that have been underwritten with reduced or no documentation verifying the borrower’s income, assets, or employment and where the borrower has a FICO score greater than 619 at origination. We have found a substantial amount of misrepresentation, program violations, and fraud on the Alt-A loans in our portfolio and Alt-A loans have a relatively high rescission rate.  Due in part to depressed conditions in the housing markets, the Alt-A loans, pay-option ARM loans, and interest-only loans have, as a group, performed significantly worse than the remaining prime fixed rate loans through December 31, 2011.

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

The following table shows risk in force and default statistics for our Primary business by policy year and breaks out the impact of the distressed markets at December 31, 2011 and December 31, 2010:

	December 31, 2011
	Total Company				Distressed Markets
(dollars in thousands)	Primary Risk in Force	Average Primary Risk in Force Per Policy	Primary Loans in Default	Default Rate	Percent of Primary Risk in Force	Average Primary Risk in Force Per Policy	Default Rate
Policy Year
2004 & Prior	$1,323,914	$28.5	4,951	10.7%	15.2%	$28.1	13.2%
2005	878,072	40.4	3,780	17.4%	21.4%	51.9	32.7%
2006	1,259,617	48.9	4,895	19.0%	26.6%	68.4	36.1%
2007	2,453,484	51.4	8,469	17.7%	24.2%	70.0	32.8%
2008	437,097	46.6	946	10.1%	19.0%	54.4	15.0%
Total	$6,352,184	42.0	23,041	15.2%	22.0%	54.5	26.9%

	December 31, 2010
	Total Company				Distressed Markets
(dollars in thousands)	Primary Risk in Force	Average Primary Risk in Force Per Policy	Primary Loans in Default	Default Rate	Percent of Primary Risk in Force	Average Primary Risk in Force Per Policy	Default Rate
Policy Year
2004 & Prior	$1,662,036	$29.1	5,673	9.9%	15.0%	$29.1	12.3%
2005	1,029,617	40.7	4,256	16.8%	22.1%	52.6	33.2%
2006	1,507,343	50.1	6,269	20.8%	29.5%	70.2	41.4%
2007	2,923,180	52.6	10,985	19.8%	26.5%	71.5	37.7%
2008	502,068	46.7	1,106	10.3%	19.0%	55.1	18.0%
Total	$7,624,244	42.6	28,289	15.8%	23.5%	56.4	29.9%

The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.

Revenues

A summary of the individual components of our revenue for 2011 and 2010 follows:

	Year Ended
	December 31,		%
(dollars in thousands)	2011	2010	Change

Direct premium written before the impact of refunds	$214,212	$258,709	(17)
Less:
Cash refunds primarily related to rescissions	(45,956)	(60,547)	24
Change in refund accruals primarily related to rescissions	(3,005)	17,854	(117)
Direct premium written	165,251	216,016	(24)
Less ceded premium	(6,093)	(15,438)	61
Net premium written	159,158	200,578	(21)
Change in unearned premiums	2,194	2,838	(23)
Earned premiums	$161,352	$203,416	(21)

Net investment income	$30,760	$38,774	(21)
Net realized investment gains	$15,209	$12,516	22
Total revenues	$207,388	$254,729	(19)

The decrease in direct premium written before the impact of refunds was primarily due to a 23% decline in insurance in force over the year. This decline was mitigated by the recognition of $14.5 million of premium in 2011 representing the net present value of estimated future premiums from Modified Pool contracts exceeding their respective contractual stop-loss limit on a settled basis.

Premium refunds, primarily related to rescission activity, include cash premium refunded as well as the change in the accrual for expected premium refunds. Cash premiums refunded is dependent on the number of policies rescinded and the amount previously collected while the accrual for expected premium refunds is dependent on our future expectations for these items. Cash refunds declined significantly during 2011 which is consistent with the decline in rescission activity.  However, during 2011, the accrual we have established for expected premium refunds, which is reported in “Accrued expenses and other liabilities” on our Consolidated Balance Sheet, increased by 11% to $32.6 million at December 31, 2011 compared to a decline of 38% in 2010.  The increase in the accrual in 2011 was the result of an agreement reached with a lender that confirmed Triad’s ability to rescind for certain program violations indefinitely, which impacted the population of potential rescindable defaults. The impact of premium refunds on our financial statements going forward will be determined primarily by our expectations for future cash premium refunds, which may alter our premium refund accrual. We expect actual rescissions and cash premium refunds to decline in 2012 compared to the volume we experienced in 2011.

Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captive reinsurers.  The decline in ceded premium in 2011 compared to 2010 reflects the commutation of a number of captive reinsurance agreements and the resulting decline in insurance in force subject to captive reinsurance.

Net investment income declined in 2011, primarily due to a decline in invested assets and a decline in the realized investment yield.  Invested assets have been used as a source of cash to fund operating cash shortfalls. We expect invested assets to decline further in 2012 as we anticipate a continued deficit in operating cash flow.  As a result of lower market yields, we sold securities with a market value of $233.4 million during 2011 and realized gains of $18.6 million. The majority of the discretionary sale activity occurred in the fourth quarter. These gains were offset somewhat by realized losses of $3.4 million that were primarily due to write-downs.  The realized gains reported in 2010 were primarily due to a partial portfolio repositioning designed to extend the average life of our investment portfolio. For further discussion, see “Investment Portfolio.”

Losses and Expenses

A summary of the significant individual components of losses and expenses for 2011 and 2010 follows:

	Year Ended
	December 31,		%
(dollars in thousands)	2011	2010	Change

Net losses and loss adjustment expenses:
Net settled claims	$464,974	$562,007	(17)
Net change in loss reserves	(187,524)	(462,732)	59
Loss adjustment expenses	815	10,358	(92)
Total	278,265	109,633	154
Other operating expenses	18,648	30,878	(40)
Interest expense, including interest on the deferred payment obligation	18,244	11,763	55
Total losses and expenses	$315,157	$152,274	107

Loss ratio	172.5%	53.9%
Expense ratio	11.7%	15.4%
Combined ratio	184.2%	69.3%

Net losses and LAE are comprised of settled claims, LAE and the change in the loss and LAE reserve during the period. The increase in net losses and LAE in 2011 compared to 2010 is primarily due to the positive impact during 2010 from the development of loss reserve carried at December 31, 2009. During 2010, actual rescissions and cures were higher than incorporated in our factors used to established reserves at December 31, 2009.  The impact of the higher actual cures and rescissions, along with the changes in our reserve factors for expected future cure and rescission rates, significantly reduced our incurred losses in 2010.  During 2011, however, both rescission activity and cure development were generally consistent with our expectations and the net effect of the change in reserve factors had only a minimal impact on the level of loss reserves at December 31 and losses incurred during 2011.  The following table indicates the amount of incurred losses attributable to new defaults and the benefit received from favorable reserve development in 2011 and 2010.

	Year Ended
	December 31,		%
(dollars in thousands)	2011	2010	Change

Incurred losses and loss adjustment expenses:
New defaults during year	$308,393	$325,917	(5)
Defaults existing at the beginning of the year	(30,943)	(226,642)	86
Loss adjustment expenses	815	10,358	(92)
Total incurred losses	$278,265	$109,633	154

Also contributing to the increase in net losses and LAE incurred in 2011 compared to 2010 was a moderation in the decline of Primary risk in default.  Primary risk in default declined by 23% in 2011 and 31% in 2010.  The following table presents a roll-forward of our Primary risk in default for 2011 and 2010.  The vast majority of amounts included in “Rescinded/Denied risk in default” is comprised of risk on policies that were rescinded.

		Year Ended
		December 31,		%
(dollars in thousands)		2011	2010	Change

Beginning risk in default		$1,555,499	$2,240,674	(31)
Plus:	New risk in default	764,105	1,151,903	(34)
Less:	Paid risk in default	(354,832)	(415,551)	15
	Rescinded/Denied risk in default	(321,020)	(597,274)	46
	Cured risk in default	(450,862)	(824,253)	45
Ending risk in default		$1,192,890	$1,555,499	(23)

After increasing from prior year levels in 2010, the cure rate (cured risk in default as a percentage of beginning risk in default) for Primary risk in default declined to 29% in 2011 compared to 37% in 2010. In general, our expectation for a cure decreases significantly as the underlying mortgage becomes further delinquent.  Given the delays in foreclosures and other factors slowing settled claim activity, the average age of our total default inventory has increased considerably over the past year which, all else being equal, is expected to produce a lower overall future cure rate.  At December 31, 2011, 55% of Primary risk in default has missed more than 12 payments compared to 47% at December 31, 2010.  The following table presents the distribution of primary risk in default by the number of payments for which the borrower is in default.

	December 31,
	2011	2010
Primary Business
0 - 3 payments	9.9%	9.9%
4 - 6 payments	14.7%	17.2%
7 - 9 payments	11.2%	14.2%
10 - 12 payments	9.0%	12.0%
13 - 15 payments	7.7%	10.7%
16 - 18 payments	7.6%	8.8%
19 - 21 payments	7.0%	7.3%
22 - 30 payments	15.1%	13.1%
More than 30 payments	17.8%	6.8%
	100.0%	100.0%

HAMP and other lender loan modification programs have contributed to cure activity, including cures on policies that have been in default for an extended period of time. However, the benefit we have received from these programs declined in 2011 from 2010. The Federal government announced changes to HAMP in January 2012 and has extended the program until 2013. We cannot estimate the impact these changes will have on our loss development in 2012.  Individual lenders are still actively seeking loan modifications as an alternative to foreclosure outside of the HAMP guidelines and we continue to see the positive results of those efforts, although these cures are primarily coming from more recently reported defaults.

Rescission activity continues to mitigate our level of loss reserves and settled losses although the impact is down considerably compared to 2010. During 2011, we rescinded coverage on Primary policies with $321.0 million of risk in default compared to $597.3 million in 2010. While we expect rescission activity to continue to have a material impact on settled claim activity and our results of operations, we expect rescission activity to generally decline going forward.  Rescission activity remains concentrated on policies originated by certain originators and on those originated in 2006 and 2007.  We believe the majority of the rescinded risk in default would have ultimately resulted in settled claims.  See Item 1A, “Risk Factors” for risks and uncertainties associated with rescission activity.

The following table details the amount of Primary risk in default and the Primary reserve balance as a percentage of Primary risk in default at December 31, 2011 and 2010.  The table also provides the impact of the rescission factor, which is a component of the frequency factor utilized in the reserve model, on gross case reserves at the respective period end.  Due to the changes in the assumptions utilized in our reserve methodology and the change in the mix of defaults, the gross case reserves, net of expected rescissions, expressed as a percentage of gross risk in default has increased to 59% at December 31, 2011 compared to 52% one year prior.

	December 31,	December 31,
(dollars in thousands)	2011	2010
Primary Business
Gross risk on loans in default	$1,192,890	$1,555,499
Risk expected to be rescinded on loans in default	(224,621)	(322,843)
Risk in default net of expected rescissions	$968,269	$1,232,656

Gross case reserve (1)	$870,807	$1,028,655
Gross case reserves on loans expected to be rescinded	(173,551)	(225,525)
Gross case reserves net of expected rescissions	$697,256	$803,130

Gross case reserves net of expected rescissions as a percentage of gross risk in default	58.5%	51.6%

Gross case reserves net of expected rescissions as a percentage of gross risk in default, net of expected rescissions	72.0%	65.2%

Percentage decrease in gross case reserves from rescission factor	19.9%	21.9%

(1) Reflects gross case reserves, which excludes IBNR and ceded reserves.

The following table provides details on both the dollar amount and number of settled claims of both Primary and Modified Pool insurance for 2011 and 2010:

	Year Ended
	December 31,		%
(dollars in thousands)	2011	2010	Change
Net settled claims:
Primary insurance	$382,916	$443,856	(14)
Modified Pool insurance	104,035	147,998	(30)
Total direct settled claims	486,951	591,854	(18)
Ceded paid losses	(21,977)	(29,847)	26
Total net settled claims	$464,974	$562,007	(17)

Number of claims settled:
Primary insurance	6,979	8,065	(13)
Modified Pool insurance	1,668	2,223	(25)
Total	8,647	10,288	(16)

Settled claim activity continues to be slowed due to delays in foreclosure proceedings although the impact, which was most evident in the first quarter of 2011, has declined over the year. Settled claim activity has also been affected by other factors including our investigation of policies for underwriting violations and fewer Modified Pool settlements as we reached the stop loss limit on a settled basis on a number of these transactions.

The decrease in the amount of Primary direct settled claims in 2011 compared to 2010 is primarily the result of a decrease in the number of claims settled resulting from a reduction in foreclosures beginning in the fourth quarter of 2010. Average severity, which is calculated by dividing total direct settled claims by the number of claims settled, for Primary settled claims decreased slightly to $54,900 in 2011 from $55,000 in 2010.  Average severity for Modified Pool settled claims declined to $62,400 in 2011 from $66,600 in 2010 and was impacted by a number of transactions reaching the stop loss limit on a settled basis.  These transactions were primarily originated in 2005 through 2007 and generally had a higher average risk per policy.

Average severity on settled claims is influenced by our ability to mitigate claims. Historically, the sale of properties by the borrower either before or during the foreclosure process was effective in reducing average severity  However, the decline in home prices since 2007 across almost all markets, with significant declines in the distressed markets, combined with reduced mortgage credit availability has continued to negatively impact our ability to mitigate losses from sales of properties.  Policies originated in 2006 and 2007 have been particularly impacted by the decline in home prices because the properties were acquired by the borrowers at the peak of the market. We expect our ability to mitigate losses will continue to be adversely affected by these factors.  A greater concentration of settled claims in distressed markets or more recent policy years will exacerbate this effect.  Furthermore, issues with foreclosure proceedings may further negatively impact home sales.

Certain segments of our insured portfolio continue to perform more adversely when compared to the rest of the portfolio.  These segments include:

Policies originated on properties in the distressed markets (1)
•	The distressed markets accounted for 36% of our Primary risk in default at December 31, 2011 while only comprising 19% of the Primary risk in force.
•	Primary default rate for the distressed markets was 29% at December 31, 2011 and 30% at December 31, 2010, compared to 13% for both periods in the non-distressed markets.
•	The distressed markets comprised 39% of Primary settled claims in both 2011 and 2010, while only comprising 14% and 15%, respectively, of the policies in force at the beginning of the period.
•
The Primary claim rate, defined as the number of Primary claims paid over the previous twelve months as a percentage of the number of Primary policies in force at the beginning of the period, for the distressed markets was 9% and 8% at December 31, 2011 and 2010, respectively, compared to 3% at both periods for the non-distressed markets.

Policies originated in 2006 and 2007 (1)
•	These policy years accounted for 66% of our Primary risk in default at December 31, 2011 while only comprising 59% of the Primary risk in force.
•	The Primary default rate for these policy years was 18% at December 31, 2011 and 20% at December 31, 2010, compared to 13% and 12%, respectively, for the other policy years.
•	These policy years comprised 60% and 59% of Primary settled claims in 2011 and 2010, respectively, while only comprising 48% of the policies in force at the beginning of each period.
•	The Primary claim rate for these policy years was 5% at both December 31, 2011 and 2010, compared to 3.0% at both periods for the other policy years.

(1)  Percentages are not mutually exclusive and there are many borrowers that qualified under both segments.

We believe the adverse performance of these segments was due, in part, to non-sustainable levels of home price appreciation in the years prior to 2007 and the subsequent unprecedented depreciation in home prices, combined with less restrictive underwriting standards when the loans were originated. These segments are also comprised of a large amount of pay-option ARM loans and Alt-A loans that have exhibited significant adverse performance through December 31, 2011. While these segments have performed adversely compared to the rest of the portfolio, performance in the other segments has, in general, also been adversely impacted by the same general depressed conditions in home prices and credit markets as well as high unemployment levels.

The table below provides a trend analysis of the gross cumulative incurred loss incidence rate by book year for our Primary business (calculated as cumulative gross losses settled plus loss reserves, excluding the impact of captive structures, divided by policy risk originated, in each case for a particular book year) as it has developed during each of the last five quarters.

	December 31,	September 30,	June 30,	March 31,	December 31,
Book Year	2011	2011	2011	2011	2010
2000 & Prior	1.06%	1.06%	1.06%	1.05%	1.05%
2001	1.87%	1.86%	1.84%	1.81%	1.81%
2002	2.43%	2.39%	2.33%	2.27%	2.29%
2003	3.30%	3.20%	3.12%	2.96%	2.97%
2004	6.86%	6.65%	6.46%	6.13%	6.01%
2005	16.22%	15.57%	15.22%	14.26%	13.54%
2006	16.88%	16.49%	15.87%	16.09%	15.68%
2007	15.83%	15.07%	14.29%	14.16%	13.58%
2008	7.23%	6.55%	6.15%	5.72%	5.44%
Total	7.71%	7.43%	7.15%	7.00%	6.78%

Prior to 2007, the policies that we insured defaulted for a variety of reasons, but primarily due to loss of employment, divorce, or illness of a mortgage holder.  Historically, based on these primary determinants of default, we expected the gross cumulative incurred loss incidence rate for a specific book year to increase over time as the incidence of default is relatively low in the first few years of development, typically reaches its peak in the second through the fifth year after loan origination, and will moderately increase over time as a small number of policies continue to default. However, in addition to the above factors, the incidence of default in the current economic environment has been and continues to be adversely impacted by the prolonged elevated levels of unemployment throughout the United States and the steep decline in home prices.  Because of the decline in home prices, many borrowers are now in the position where they owe more on the mortgage than the home is worth, causing some borrowers to strategically default, or stop paying the mortgage even though they are financially able to do so.  Prior to 2007, strategic defaults were believed to be a minimal cause of reported defaults.  As the above table indicates, the 2005, 2006 and 2007 book years are exhibiting significantly worse performance compared to the more developed earlier book years. We do not expect this adverse performance to subside and expect the gross cumulative incurred loss incidence rate of these book years to remain significantly higher than our previous books of business. As the above table indicates, although not material to the overall results of operations, the 2002 – 2004 book years are also seeing increases to the gross cumulative incurred loss incidence rate where historically we would not have expected to see such a large increase given the age of the underlying policies.

Expenses and Taxes

Other operating expenses decreased 40% during 2011 compared to 2010.  A large portion of our variable operating expenses are related to personnel cost which declined by 28% during 2011 primarily due to a 37% decline in headcount and a 70% decline in severance benefits.  Lower expenses for premium taxes as well as legal and accounting fees also contributed to the decline in other operating expenses.

During the third quarter of 2011, we outsourced our quality assurance function to a third party, which resulted in the elimination of 17 positions.  These employees were primarily responsible for investigating loans for fraudulent information, misrepresentations, or other underwriting violations.  All of these employees were subsequently hired by the quality assurance provider and no severance liabilities were incurred.  We do not expect any significant savings from the transaction in the short term, however, we believe we will benefit in upcoming years by having highly-skilled individuals available to investigate a declining number of defaults under a variable cost pricing structure.

Another factor contributing to the decline in other operating expenses is lower expenses for indemnifications related to contract underwriting performed prior to going into run-off.  During 2011, expenses related to contract underwriting amounted to $2.9 million compared to $6.9 million in 2010.  We did not change the reserve for estimated contract underwriting remedies in 2011 compared to an increase of $4.1 million in 2010.  However, we remain exposed to potential liability for our previous underwriting activities for up to seven years from the date the services were provided and contract underwriting expenses may increase in the future.  Interest expense increased 55% in 2011 compared to 2010 primarily due to the increase in accrued interest related to the DPO liability.  Interest expense on the DPO, the only component of interest expense in 2011, increased by 77% in 2011 compared to 2010.  The payment of interest related to the DPO is dependent on Triad attaining certain risk to capital and other operating ratios and is subject to approval by the Department.  No interest has been paid on the DPO since it was established in June 2008.  Interest expense on the long-term debt, which was repurchased and retired in July 2010, contributed $1.5 million to 2010 interest expense.

We did not report any income tax expense or benefit in 2011 or 2010.  In 2011, we increased the valuation allowance on the deferred tax asset by the same amount as the benefit that would have been recognized, thereby eliminating any impact to our results of operations.  In 2010, no income tax expense was recognized due to the utilization of NOL carryforwards.  The NOL carryforward is calculated using the amounts reported on our income tax returns, which approximates amounts we reported under SAP as opposed to GAAP.  At December 31, 2011, our NOL carryforward was approximately $627.0 million, an increase of $217.7 million from the $409.3 million NOL carryforward at December 31, 2010.

Financial Position

Total assets decreased by $95.4 million during 2011 to $896.2 million at December 31, 2011.  During 2011, total cash and invested assets decreased by $73.7 million to $816.9 million at December 31, 2011, primarily due to a deficit in operating cash flow of $76.6 million.

Total liabilities were $1.6 billion at both December 31, 2011 and December 31, 2010 as a $205.8 million decrease in loss and LAE reserves was offset by a $214.0 million increase in the DPO liability and related accrued interest. Terms of the second Corrective Order require that Triad establish a separate custody account with investments at least equal to the unpaid DPO.  The DPO liability, including accrued interest, comprises approximately 81% of our total invested assets December 31, 2011, compared to 49% at December 31, 2010.  We are currently in discussions with the Department regarding the increasing percentage of assets supporting the DPO liability and the amount of interest credited to the DPO holders.

If the Department determines that the DPO percentage should be reduced and/or distributions should be made to DPO holders, it would most likely result in a large cash payment by Triad, which would be funded by these assets held in escrow.   While we have structured the maturities of our invested assets to provide flexibility to accommodate any such possible payments, when and if they occur, the estimation of the timing of these payments requires assumptions as to future events and there are inherent risks and uncertainties involved in making these assumptions. If the maturity of investments fails to provide sufficient cash flow to fund any such possible payments to DPO holders, we could be forced to liquidate securities prior to maturity, which may result in unanticipated realized investment losses. See Item 1A, “Risk Factors” for more information.

Investment Portfolio

The majority of our assets are included in our investment portfolio.  Our goal for managing our investment portfolio is to preserve capital, provide liquidity as necessary for the payment of claims, optimize investment returns, and adhere to regulatory requirements.  We have established a formal investment policy that describes our overall quality and diversification objectives and limits although this policy is subject to change depending on market conditions, the economic and regulatory environment, as well as our financial condition.  We classify our entire investment portfolio as available-for-sale.  All investments are carried on our balance sheet at fair value.

We utilize a third-party investment manager that specializes in the management of fixed income portfolios for insurance companies, for investment advice, portfolio management, and investment accounting and reporting services.  We utilize independent pricing services in determining the fair value of the majority of our investments and the investment manager assists in verifying the accuracy of these values.  For more information on the pricing of our securities, see “Critical Accounting Policies and Estimates” below and Note 11 to the Consolidated Financial Statements.

Our portfolio is primarily composed of taxable publicly-traded fixed income securities as well as tax-preferred state and municipal securities.  Our taxable publicly-traded fixed income securities primarily include corporate debt obligations, asset-backed securities, commercial mortgage-backed securities, and residential mortgage-backed securities.

The following table reflects the composition of our investment portfolio at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
(dollars in thousands)	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities:
U. S. government and agency securities	$14,003	1.8	$43,424	5.1
Foreign government securities	10,024	1.3	15,075	1.8
Corporate debt	515,627	66.4	531,656	62.4
Residential mortgage-backed	29,316	3.8	67,941	8.0
Commercial mortgage-backed	31,558	4.1	21,956	2.6
Asset-backed	76,736	9.9	39,725	4.7
State and municipal bonds	68,974	8.9	92,558	10.9
Total fixed maturities	746,238	96.2	812,335	95.5
Short-term investments	30,102	3.8	39,561	4.5
Total securities	$776,340	100.0	$851,896	100.0

The decline in our invested assets from December 31, 2010 is due to the use of cash proceeds to fund our negative cash flow from operations, although a general decrease in market interest rates partially mitigated the decline.  We anticipate continued negative cash flow from operations in 2012 due to the expected level of claims settled and declining net premium collections.  We expect the proceeds from the maturity and sale of securities will be used to fund these anticipated shortfalls.

During 2011, we sold securities with a market value of approximately $233.4 million. The majority of this activity occurred in the third and fourth quarters and was undertaken to realize investment gains given the low market yield environment.  Some of the proceeds from the sales were used to fund negative cash flow from operations and the remaining proceeds were reinvested in securities that primarily had shorter-term maturities.  Largely due to this discretionary sales activity, the effective duration of our fixed maturity portfolio declined to 2.19 years at December 31, 2011 from 3.4 years at December 31, 2010.

Unrealized Gains and Losses

The following table summarizes by category our unrealized gains and losses in our securities portfolio at December 31, 2011:

	As of December 31, 2011
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U. S. government and agency securities	$13,662	$341	$-	$14,003
Foreign government securities	9,585	439	-	10,024
Corporate debt	498,919	16,708	-	515,627
Residential mortgage-backed	28,036	1,280	-	29,316
Commercial mortgage-backed	31,184	374	-	31,558
Asset-backed	76,006	730	-	76,736
State and municipal bonds	63,776	5,198	-	68,974
Total fixed maturities	721,168	25,070	-	746,238
Short-term investments	30,099	3	-	30,102
Total securities	$751,267	$25,073	$-	$776,340

Given our previous substantial losses from operations, regulatory oversight of our operations, and the significant doubt regarding our ability to continue as a going concern, we may be unable to hold impaired assets for a sufficient time to recover their value.  As a result, we do not carry unrealized losses forward and recognized impairment losses on all securities whose amortized cost was greater than the fair value at December 31, 2011.  Impairment losses are recognized as realized investment losses in the Consolidated Statements of Comprehensive Income (Loss).  If we believe that the recorded impairment was due to reasons other than credit related, we will amortize the difference between the impaired value and principal amount into interest income based upon the anticipated maturity date.  During 2011, we recognized approximately $3.4 million of impairment losses attributable to the other-than-temporary impairments of securities with market values less than the respective book value.  Approximately 18% of the other-than-temporary impairments were related to securities that are credit concerns.

Primarily due to sales activity during 2011 and the resulting recognition of realized gains, unrealized gains at December 31, 2011 declined by 28% compared to December 31, 2010. The unrealized gains are partly due to the recovery in value of previously impaired fixed income securities and do not necessarily represent future gains that we will realize. Changing conditions related to specific securities, overall market interest rates, and credit spreads, as well as our decisions concerning the timing of a sale, may impact the values we ultimately realize.

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

	December 31, 2011		December 31, 2010
(dollars in thousands)	Fair Value	Percent	Fair Value	Percent
Fixed Maturities:
U.S. treasury and agency bonds	$14,003	1.9	$43,424	5.3
AAA	90,936	12.2	147,573	18.2
AA	201,621	27.0	196,691	24.2
A	371,267	49.8	374,931	46.2
BBB	56,355	7.6	30,387	3.8
BB	1,759	0.2	1,884	0.2
B	283	-	351	-
CCC	1,844	0.2	2,764	0.3
CC and lower	1,762	0.2	2,193	0.3
Not rated	6,408	0.9	12,137	1.5
Total fixed maturities	$746,238	100.0	$812,335	100.0

At December 31, 2011, our fixed income portfolio included no direct exposure to the governments of European Union members and specifically to the governments of Greece, Ireland, Italy, Portugal, or Spain, whose obligations have deteriorated in value due to sovereign debt concerns including ratings downgrades and potential debt restructuring. Our fixed income portfolio at December 31, 2011 did include a security of the European Investment Bank, which is rated AAA by S&P, Moody’s, and Fitch, with a market value of $1.0 million. The remainder of our securities classified as Foreign Government were securities of Canadian provinces.  However, further deterioration of governments in the European Union, including potential default and ratings downgrades, could have adverse affects on the value of our fixed income portfolio, particularly the financial sector where several individual companies may have a direct interest in European Union sovereign debt.

We evaluate the credit risk of a security by analyzing the underlying credit qualities of the security. For corporate securities, we attempt to mitigate credit risk by managing exposure to different market sectors as well as individual issuers.  We also seek value in enhancements provided by financial guaranty insurers to our tax-preferred state and municipal fixed income securities which may benefit the credit rating. If a security has an enhancement provided by a financial guaranty insurer, the security would carry the rating of the financial guaranty insurer if it is higher than the security’s underlying rating.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in accordance with GAAP and assume that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to comply with terms of the Corrective Orders which is in part dependent on our financial condition.  If we are unable to comply with the terms of the Corrective Orders, the Department may institute legal proceedings to place Triad in receivership.  If Triad were placed into receivership, all of the assets and future cash flows of Triad would be allocated to Triad’s policyholders to pay insurance claims and to pay creditors and the administrative expenses of the receivership, and none of such assets or cash flows would be available to TGI and its stockholders.    In addition, Triad is TGI’s primary source of current and potential future cash flow as TGI has no operations of its own. If Triad were placed in receivership proceedings by the Department, TGI may be forced to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws and it is likely that no funds would ever be available for distribution to our stockholders.  The report of our independent registered public accounting firm with respect to our December 31, 2011 and 2010 financial statements included a statement that they believe there is substantial doubt about our ability to continue as a going concern.

TGI is the public company whose stock is traded on the OTC Bulletin Board (“OTCBB”) and the OTC Markets Group’s OTCQB tier (“Pink Sheets") under the symbol “TGIC”. TGI owns TGIC, which is its only operating subsidiary.  Aside from its ownership of Triad, TGI’s assets amount to approximately $1.3 million, which consists primarily of cash holdings (refer to Schedule II – Condensed Financial Information of the Registrant filed as part of this Form 10-K). The remainder of the $896.2 million of assets reported on the consolidated balance sheet presented in this Form 10-K are the assets of Triad. Triad is prohibited from paying dividends or distributing assets to TGI without the approval of the Department. We believe that, absent significant positive changes in the economy and the residential real estate market, the existing assets combined with the future premiums of Triad likely will not be sufficient to meet Triad’s current and future policyholder obligations and, therefore, none of Triad’s assets would be available to TGI and its stockholders other than to reimburse certain TGI expenses incurred on behalf of TGIC. Therefore, the ultimate value of TGI will be determined by its cash holdings less any future expenses not reimbursed by Triad.  TGI is exploring strategies to acquire profitable, growing businesses and leverage its insurance industry knowledge, management expertise, and Net Operating Loss (“NOL”) carryforwards that were generated on a consolidated basis with Triad in order to increase its value for the benefit of its stockholders.  No assurance can be given that TGI will be able to successfully implement such a strategy, or, if implemented, to increase its stockholder value.

Under the Department’s Corrective Orders, all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by the recording of a DPO.  In addition to the DPO, Triad also accrues simple interest on the DPO.  The ultimate payment of both the DPO and the interest are subject to Triad’s future financial performance and requires the approval of the Department.  At December 31, 2011, the total amount of the DPO was $629.7 million, including accrued interest of $30.6 million, which equates to 81% of our total invested assets.  We are currently in discussions with the Department regarding the increasing percentage of assets supporting the DPO liability and the amount of interest credited to the DPO holders. The specific terms of the Corrective Order requiring the DPO have and will continue to positively impact our operating cash flows until such time as we are required to distribute payments on the DPO.  However, because we remain obligated to pay the DPO and will accrue interest on the DPO, we do not expect to realize any ultimate financial benefit or expense from recording a DPO.

We sold our information technology and operating platform to Essent Guaranty, Inc. (“Essent”) in the fourth quarter of 2009. Under the terms of the purchase agreement, Essent acquired all of our proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for fixed payments of $15 million, contingent payments of up to $15 million, and the assumption by Essent of certain contractual obligations.  We have collected the original $15 million fixed portion of the agreement.  The $15 million contingent payment is payable in six equal payments, beginning June 2012, and is subject to Essent writing a certain minimum amount of insurance in each of the six consecutive six month periods following November 30, 2011. The majority of the payments are remitted to Triad while a small amount is remitted to TGI. Under a services agreement, Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad. Payment for these services is a variable expense based on the number of policies in force with a minimum payment of $150,000 per month for the initial five-year term of the agreement.  These costs were $4.7 million for 2011.

Generally, our sources of operating funds consist of renewal premiums received and investment income.  Operating cash flow is applied to the payment of claims and other expenses.  We reported a deficit in operating cash flow from operations of $76.6 million in 2011 compared to positive cash flow from operations of $57.9 million in 2010, which included $188.7 million from the commutation of our two largest captive reinsurance agreements. Absent those commutations and excluding any additional amounts that would have been ceded under those agreements, we would have reported negative operating cash flow from operations of $130.8 million for 2010. Operating cash flow in 2011 benefited from delays in foreclosure proceedings and from one-time tax refunds amounting to $11.7 million related to NOL carrybacks that were filed in 2010.  The operating cash flows in both 2011 and 2010 have benefited from the DPO requirements of the second Corrective Order.  Operating cash flow shortfalls were funded through sales and maturities of short-term investments and other longer-term investment securities.  See “Investment Portfolio” for more information.

Net cash received from renewal premiums declined by 12% in 2011 to $148.5 million from $169.2 million in 2010.  This decrease was due primarily to a 23% decline in insurance in force although a drop in premiums refunded and premium ceded offset the decrease somewhat.   Premium refunds were $46.0 million in 2011 compared to $60.5 million in 2010. The liability we have established for expected premium refunds was $32.6 million at December 31, 2011 compared to $29.6 million at December 31, 2010. Premium ceded declined 61% in 2011 to $6.1 million compared to $15.4 million in 2010.

During 2011, net cash outflows for settled claims were $269.9 million compared to a $154.1 million during 2010, which accounts for the receipt of $188.7 million related to the previously mentioned captive commutations.  Cash outflows on settled claims were reduced by $214.0 million and $247.3 million in 2011 and 2010, respectively, as a result of the DPO requirement.

We expect to report negative cash flows from operations in 2012 as we continue to believe that claims and expenses will exceed our net premium and investment income.  We do not anticipate any other significant cash receipts in future periods from captive commutations, income tax refunds, or from other means. We anticipate that the funds necessary to meet the operating shortfall will come from the scheduled maturities of invested assets and, if needed, sales of other assets in our investment portfolio.

Our deficit in assets increased to $703.6 million at December 31, 2011 compared to a deficit in assets of $586.2 million at December 31, 2010.  We expect to continue to report a deficit in assets for the foreseeable future.

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

Total trust assets supporting captive reinsurance agreements amounted to $41.6 million at December 31, 2011, down from $56.4 million at December 31, 2010. The decline is due to terminations as well as ceded claims paid.  Future captive commutations, if any, are not expected to have a material impact on our results of operations or financial condition.

After giving effect to the DPO requirement, Triad’s policyholders’ surplus was $234.7 million at December 31, 2011 compared to $225.9 million at December 31, 2010.  However, absent the implementation of the DPO requirement, Triad would have reported a deficiency in policyholders’ surplus of $732.8 million at December 31, 2011 compared to a deficiency in policyholders’ surplus of $592.9 million at December 31, 2010.

The statutory risk-to-capital ratio has historically been used as a measure by many states and regulators of an insurer’s capital adequacy and ability to underwrite new business. The risk-to-capital ratio is no longer relevant for Triad for that purpose because we are operating in run-off. The risk-to-capital ratio is one of the financial measures that the Department uses to determine if the DPO percentage should be reduced and/or if a distribution to DPO holders should be made. In January 2012, the Department notified Triad that as of December 31, 2011, based upon Triad’s surplus position, risk-to-capital ratio and the continued economic uncertainty, the Department had determined that no change to the DPO percentage was in order nor would it be appropriate for Triad to make a distribution to the DPO holders.

Holding Company Specific

In July 2010, we repurchased and retired the entire $35.0 million principal amount of TGI’s 7.90% Notes due January 15, 2028 (the “Notes”) for an aggregate purchase price of approximately $4.9 million.  The repurchase and retirement of the Notes eliminated the need for us to continue to make the semi-annual interest payments that otherwise would have been due under the Notes. Currently, TGI has no outstanding debt.  Given our current financial condition, we do not believe we would be able to successfully access the capital markets to obtain long-term or short-term financing on either a debt or equity basis.

TGI’s sources of revenue include investment income earned from investments as well as the reimbursement of expenses from Triad.  TGI’s cash and invested assets amounted to $1.3 million at December 31, 2011, compared to $1.6 million at December 31, 2010.  Given the level of cash and invested assets, investment earnings are no longer a meaningful source of cash proceeds.

TGI’s expenses primarily consist of legal, Board, accounting, and consulting fees and are expected to range from approximately $100,000 to $400,000 per quarter. Triad has historically reimbursed TGI for a majority of its operating cash expenses under a management agreement. Pursuant to the Corrective Orders, we are required to submit to the Department a request for reimbursement of these expenses on a quarterly basis. During 2011, TGI cash expenses were approximately $1.0 million and all requested reimbursements, which include the majority of these expenses, have been approved. There can be no assurance these quarterly expenditures will not increase in the future.  If the Department prohibits or limits the reimbursement by Triad of TGI’s operating expenses, the cash resources of TGI will be adversely affected.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

We had no material off-balance sheet arrangements at December 31, 2011.

We lease office facilities and office equipment at our Winston-Salem location under operating leases with minimum lease commitments that range from one to two years. We currently sublease space on three of the five floors of our office facility to Essent.   We had no capitalized leases or material purchase commitments at December 31, 2011.

Critical Accounting Policies and Estimates

Accounting estimates and assumptions discussed in this section are those that we consider the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.  In developing these estimates, we make subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop.  Although variability is inherent in these estimates, we believe the amounts provided are appropriate based on the facts available upon compilation of the financial statements.  See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for a complete discussion of our significant accounting policies.

Reserve for Losses

We calculate our best estimate of the reserve for losses to provide for the estimated costs of settling claims on loans reported in default as of the date of our financial statements.  Additionally, we provide a reserve for loans in default that are in the process of being reported to us (incurred but not reported) using an estimate based on the percentage of actual reported defaults.  Our reserving process incorporates various components in a model that gives effect to more recent actual experience as well as to current economic conditions and segments defaults by a variety of criteria.  The criteria include, among others, policy year, lender, geography and the number of months the policy has been in default, as well as whether the defaults were underwritten as flow business or as part of a structured bulk transaction.  We also incorporate in the calculation of loss reserves the probability that a policy may be rescinded for underwriting violations.

Frequency and severity are the two most significant assumptions in the establishment of our loss reserves.  Frequency is used to estimate the ultimate number of paid claims associated with the current inventory of loans in default.  The frequency estimate assumes that long-term historical experience, taking into consideration criteria such as those described in the preceding paragraph, and adjusted for current economic conditions that we believe will significantly impact the long-term loss development, provides a reasonable basis for forecasting the number of claims that will ultimately be paid.  Our expectations regarding future rescissions of the loans currently in default have been incorporated into the overall frequency factor.  Severity is the estimate of the dollar amount per claim that will be paid based upon the amount of risk in default on each particular loan.  The severity factors used are based on an analysis of the severity rates of recently paid claims, applied to the risk in force of the loans currently in default.  The frequency and severity factors are updated quarterly.  Economic conditions and other data upon which these factors are based may change more frequently than once a quarter and the impact of the change may not be perceived immediately.  Therefore, significant changes in reserve requirements may become evident three or more months following the underlying events that would necessitate the change.

The estimation of loss reserves requires assumptions as to future events, and there are inherent risks and uncertainties involved in making these assumptions.  Economic conditions that have affected the development of loss reserves in the past may not necessarily affect development patterns in the future in either a similar manner or degree.  Furthermore, the current conditions of the economy and the mortgage market are substantially different from those we have witnessed before and, as such, we believe our estimates are susceptible to a large degree of variation.

The volume of the default risk in force is such that small changes in the factors utilized in our reserve methodology can have a significant impact on reported results.  During 2011, we made slight upward revisions to both the frequency and severity factors as a result of our actual loss development resulting in an increase in gross reserves of approximately $43.8 million as of December 31, 2011, most of which was offset by benefits received from Modified Pool structures.  During 2010, we decreased the overall frequency factor utilized in our reserve methodology by approximately 10%.  The 2010 decrease was precipitated by more favorable development in our cure rates and rescission activity than those assumed in our reserve assumptions utilized at December 31, 2009.  At December 31, 2011, the average overall frequency factor implied in the reserve assumptions was 52% compared to 51% one year earlier.  The average overall severity factor implied in the reserve assumptions was 107% at December 31, 2011 (we can pay greater than 100% of the covered risk due to interest and certain foreclosure costs that we are required to pay under the terms of our policies) compared to 104% one year earlier. To provide a measure of the sensitivity on pre-tax income and the loss reserves carried on the balance sheet, we have provided the following table that quantifies the impact of reasonable percentage increases and decreases in the average overall frequency and severity factors as of December 31, 2011:

	Sensitivity Analysis
	Effect on Net Loss from Changes in Assumptions
(dollars in thousands)	Decrease in Factors Resulting in a Decrease in Net Loss	Increase in Factors Resulting in an Increase in Net Loss

20% Increase (Decrease) in the Overall Frequency Factor Utilized in the Loss Reserve Model	$172,956	$(172,956)

5% Increase (Decrease) in the Overall Severity Factor Utilized in the Loss Reserve Model	$43,239	$(43,239)

Both a 20% Increase (Decrease) in the Overall Frequency Factor and a 5% Increase (Decrease) in the Overall Severity Factor Utilized in the Loss Reserve Model	$207,547	$(224,843)

The impact on loss reserves on the balance sheet would be to decrease reserves for favorable developments and to increase reserves for unfavorable developments.  There would be no impact on liquidity resulting from the change in reserves.  However, there would be an ultimate change in cash or invested assets equal to the increase or decrease in the actual claims ultimately paid related to the change in reserves. Based upon the last three years of both favorable and unfavorable loss development in our reserves during a depressed and uncertain housing market coupled with extended periods of high unemployment, we continue to believe a 20% increase or decrease in the overall frequency factor is reasonably possible.  We believe there is a greater propensity during 2012 for an increase rather than a decrease in the overall frequency factor given the current conditions and the uncertainty surrounding home prices and the mortgage markets.  Economic conditions that could give rise to an increase in the frequency rate could be a prolonged period of elevated unemployment rates, further deterioration in home prices especially in geographical areas that had previously been resistant to such downward trends, or failure of Federal government sponsored or other programs to prevent foreclosures.  Conversely, an improved housing market with rising home prices, additional loan modification or forgiveness programs by the Federal government or individual lenders, or a sustained period of economic and job growth could potentially decrease the frequency rate.

Our loss severity is ultimately limited by the coverage percentage on individual loans but can increase slightly from the current elevated levels.  We believe that a 5% increase or decrease in severity is possible based on potential changes in future economic conditions and our past experience.  Any aspect that would affect our ability to sell the home of a borrower in default prior to foreclosure would affect our severity.  The most prominent of these would be the value of the underlying home. Another issue that can impact the severity is the length of time and the amount of effort required by a servicer to foreclose on a delinquent borrower and ultimately file a claim. Government and private industry programs designed to stem the level of foreclosures, such as HAMP and HARP, could also impact both frequency and severity and the impact of these programs would most likely have a positive effect on our severity and frequency factors.

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

During 2009 and 2010, we experienced a much higher level of rescission activity than in previous years. In 2011, the level of rescissions dropped considerably compared to 2010 as fewer defaults were investigated for possible underwriting violations.  We incorporate a factor in our computation of loss reserves to account for expected rescissions, based upon the status of our investigation of defaults in progress and our actual experience.  The effect of the rescission factor is to reduce the loss reserve by reflecting the probability that we may rescind coverage on a certificate.  During 2011, we adjusted our expectations about future rescissions based upon the actual experience during that year.  The rescission factor is a significant component of the overall frequency factor utilized in the calculation of our loss reserves and resulted in a reduction to our gross reserves of approximately $205.7 million at December 31, 2011 compared to $310.4 million and $539.7 million at December 31, 2010 and 2009, respectively.  We expect that the impact of future rescissions will continue to diminish in 2012 as there are fewer defaults that are eligible for rescissions.

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

Notwithstanding a considerable decline in rescission activity in 2011 compared to 2010, we expect rescission activity will continue to decline in 2012.  Furthermore, our ability to rescind a policy may be adversely impacted by legal challenges from policyholders of our right to rescind policies.  The level of rescission and claims denial activity by mortgage insurers has caused certain policyholders and loan servicers to institute legal actions to challenge the validity of rescissions and claim denials, and we are currently a defendant in one such proceeding.  See Item 3, “Legal Proceedings,” for further information.  We believe it is likely that other lenders and mortgage servicers will challenge the ability of mortgage insurers to rescind and deny coverage, including filing of additional lawsuits.  An adverse court decision against us or another mortgage insurer could set a precedent that has the effect of significantly restricting or limiting our ability to rescind policies or deny coverage of claims and require a corresponding decrease in our rescission factor.

Investments

Invested assets comprise 87% of total assets and the determination of the fair value of these invested assets is a critical accounting policy.  We utilize the provisions of ASC 820-10 as amended by ASU 2010-06 in the estimation and disclosures about the fair value of our invested assets.  ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820-10 are as follows:

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. Invested assets utilizing Level 1 inputs are our money market instruments.  Approximately 0.6% of our invested assets are Level 1.

Level 2:
Quoted prices for similar assets in active markets or for identical or similar assets in inactive markets.  Alternatively, quoted prices may be based on models where the significant inputs are observable or can be supported by observable market data. The majority of our fixed income investments, including corporate bonds, municipal securities, and asset-backed and mortgage-backed securities, utilize Level 2 inputs. Approximately 99.3% of our invested assets are Level 2.

Level 3:
Prices or valuation techniques where one or more of the significant inputs are unobservable (i.e., supported with little or no market activity).  This includes broker quotes which are non-binding. Certain of our asset-backed securities utilize Level 3 inputs and comprise approximately 0.1% of our invested assets.

An asset’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  An asset’s or a liability’s level within the fair value hierarchy as well as transfers in and out of Level 3 are determined at the end of the reporting period.

We utilize third party pricing services in the valuation of our invested assets and we utilize an investment advisor to assist us in determining if the pricing methodology complies with ASC 820-10.  Working under our supervision, the investment advisor reviews the pricing techniques of the third party pricing services and has controls in place to ensure quality. These controls include, but are not limited to, the following:

•	reviewing price tolerance reports for month-over-month price changes that exceed certain thresholds;
•	reviewing evaluation dates for stale prices;
•	comparing with alternative pricing sources;
•	comparing with trade activity; and
•	comparing to a benchmarked price.

Based upon this review, prices may be challenged and replaced.   Our investment advisor will obtain a price for any individual security not priced by the independent pricing services or for any individual security whose price is replaced as a result of the quality control review.

We receive a report from the investment advisor’s independent auditor, prepared in accordance with the Statement on Standards for Attestation Engagements, No. 16, Reporting on Controls at a Service Organization (“SSAE 16”), regarding the investment advisor’s controls that provide reasonable assurance the securities are valued using prices obtained by authorized sources in accordance with the investment advisor’s policies.

Given our recurring losses from operations and the significant doubt regarding our ability to continue as a going concern, we may no longer have the ability to hold impaired assets for a sufficient time to recover their value.  As a result, we recognize an impairment loss on all securities that are in an unrealized loss position at each quarter end.  We continue to mark all of our securities to fair value and any unrealized gains flow through other comprehensive income (loss) while any unrealized losses are reported under ‘Net realized investment gains (losses)’ in the statements of comprehensive income (loss).

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

•
adverse economic conditions in the United States, a continued decline or the lack of significant recovery in home prices, and/or high unemployment levels could increase defaults and limit opportunities for borrowers to cure defaults or for us to mitigate losses, which could have an adverse material impact on our business or results of operations;

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

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, management has concluded that disclosure controls and procedures as of December 31, 2011 were effective in ensuring that material information required to be disclosed in this Form 10-K was recorded, processed, summarized, and reported on a timely basis.

Changes in Internal Control over Financial Reporting

There have been no changes in Triad Guaranty Inc.’s internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, management determined that, as of December 31, 2011, we maintained effective internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information called for by this Item is included in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” and is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information called for by this Item is included in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the headings “Executive Compensation” and “2011 Director Compensation,” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by this Item is included in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Principal Holders of Common Stock,” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information called for by this Item is included in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the headings “Certain Transactions” and “Corporate Governance,” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information called for by this Item is included in our Proxy Statement for the 2012 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fee Information,” and is incorporated herein by reference.

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

Triad Guaranty Inc.

March 16, 2012                                                                           By:             /s/  Kenneth W. Jones
Kenneth W. Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of March, 2012, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ William T. Ratliff, III	Chairman of the Board
William T. Ratliff, III

/s/ Kenneth W. Jones	President, Chief Executive Officer, and Director
Kenneth W. Jones	(Principal Executive Officer and Principal Financial Officer)

/s/ Kenneth S. Dwyer	Senior Vice President and Chief Accounting Officer
Kenneth S. Dwyer	(Principal Accounting Officer)

/s/ H. Lee Durham, Jr.	Director
H. Lee Durham, Jr.

/s/ Deane W. Hall	Director
Deane W. Hall

/s/ David W. Whitehurst	Director
David W. Whitehurst

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) and (2), (3), (b), and (c)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
INDEX TO EXHIBITS
CONSOLIDATED FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
CERTAIN EXHIBITS
YEAR ENDED DECEMBER 31, 2011
TRIAD GUARANTY INC.
WINSTON-SALEM, NORTH CAROLINA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

(Item 15(a) (1) and (2))

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets at December 31, 2011 and 2010	55
Consolidated Statements of Comprehensive Income (Loss) for each of the two years in the period ended December 31, 2011	56
Consolidated Statements of Changes in Stockholders’ Deficit for each of the two years in the period ended December 31, 2011	57
Consolidated Statements of Cash Flow for each of the two years in the period ended December 31, 2011	58
Notes to Consolidated Financial Statements	59
Financial Statement Schedules
Schedules at and for each of the two years in the period ended December 31, 2011
Schedule I — Summary of Investments — Other Than Investments in Related Parties	77
Schedule II — Condensed Financial Information of Registrant	78
Schedule IV — Reinsurance	84

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Triad Guaranty Inc.

We have audited the accompanying consolidated balance sheets of Triad Guaranty Inc. as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ deficit, and cash flow for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triad Guaranty Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flow for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Triad Guaranty Inc. will continue as a going concern.  As more fully described in Note 2 to the consolidated financial statements, the Company is operating the business in run-off under Corrective Orders with the Illinois Department of Insurance and has reported a stockholders’ deficiency in assets at December 31, 2011.  These conditions raise substantial doubt about Triad Guaranty Inc.’s ability to continue as a going concern.  The 2011 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 16, 2012

TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except per share data)	2011	2010
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $721,168 and $777,545)	$746,238	$812,335
Short-term investments	30,102	39,561
Total invested assets	776,340	851,896
Cash and cash equivalents	40,590	38,762
Accrued investment income	6,680	8,243
Property and equipment, at cost less accumulated depreciation ($20,571 and $19,575)	1,140	2,136
Reinsurance recoverable, net	22,988	40,806
Other assets	48,489	49,782
Total assets	$896,227	$991,625

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Losses and loss adjustment expenses	$854,188	$1,060,036
Unearned premiums	6,871	9,057
Deferred payment obligation, including accrued interest	629,700	415,657
Accrued expenses and other liabilities	109,042	93,075
Total liabilities	1,599,801	1,577,825
Commitments and contingencies - Notes 5 and 13
Stockholders' deficit:
Preferred stock, par value $0.01 per share --- authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share --- authorized 32,000,000 shares; issued and outstanding 15,328,128 and 15,258,128 shares	153	153
Additional paid-in capital	114,111	114,084
Accumulated other comprehensive income, net of income tax liability of $16,575	8,977	18,609
Accumulated deficit	(826,815)	(719,046)
Deficit in assets	(703,574)	(586,200)
Total liabilities and stockholders' deficit	$896,227	$991,625

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(dollars in thousands, except per share data)	2011	2010
Revenue:
Premiums written:
Direct	$165,251	$216,016
Ceded	(6,093)	(15,438)
Net premiums written	159,158	200,578
Change in unearned premiums	2,194	2,838
Earned premiums	161,352	203,416

Net investment income	30,760	38,774
Net realized investment gains	15,209	12,516
Other income	67	23
	207,388	254,729

Losses and expenses:
Net losses and loss adjustment expenses	278,265	109,633
Interest expense, including interest on the deferred payment obligation	18,244	11,763
Other operating expenses	18,648	30,878
	315,157	152,274
Income (loss) before income tax benefit and extraordinary item	(107,769)	102,455
Income taxes	-	-
Income (loss) before extraordinary item	(107,769)	102,455
Extraordinary item - gain from repurchase and retirement of long-term debt	-	29,640
Net income (loss)	$(107,769)	$132,095

Other comprehensive income (loss), net of tax:
Change in unrealized gains on investments	$(9,632)	$(12,173)
Comprehensive income (loss)	$(117,401)	$119,922

Income (loss) per common and common equivalent share:
Diluted income (loss) per share before extraordinary item	$(7.07)	$6.76
Diluted income per share for extraordinary item	-	1.96
Diluted income (loss) per share	$(7.07)	$8.72

Shares used in computing income (loss) per common and common equivalent share:
Diluted	15,249,881	15,151,547

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(dollars in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balance at January 1, 2010	$153	$113,848	$30,782	$(851,141)	$(706,358)
Net income	-	-	-	132,095	132,095
Other comprehensive loss	-	-	(12,173)	-	(12,173)
Share-based compensation	-	236	-	-	236
Balance at December 31, 2010	153	114,084	18,609	(719,046)	(586,200)
Net loss	-	-	-	(107,769)	(107,769)
Other comprehensive loss	-	-	(9,632)	-	(9,632)
Share-based compensation	-	27	-	-	27
Balance at December 31, 2011	$153	$114,111	$8,977	$(826,815)	$(703,574)

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
(dollars in thousands)	2011	2010
Operating activities
Net income (loss)	$(107,769)	$132,095
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Losses, loss adjustment expenses and unearned premium reserves	(208,034)	(480,103)
Accrued expenses and other liabilities	15,967	16,489
Deferred payment obligation, including accrued interest	214,043	247,271
Income taxes recoverable	11,707	-
Reinsurance, net	17,818	192,693
Accrued investment income	1,563	805
Gain on repurchase of long-term debt	-	(29,640)
Net realized investment gains	(15,209)	(12,516)
Provision for depreciation	995	1,445
Premium amortization (accretion) on investments	2,664	(410)
Accrued interest payable	-	(2,476)
Other assets	(10,384)	(8,015)
Other operating activities	25	220
Net cash provided by (used in) operating activities	(76,614)	57,858

Investing activities
Securities available-for-sale:
Purchases – fixed maturities	(277,829)	(469,283)
Sales – fixed maturities	233,360	268,255
Maturities – fixed maturities	113,788	177,288
Sales – equities	2	2
Other investment activity	(339)	686
Net change in short-term investments	9,459	(12,911)
Property and equipment	1	(66)
Net cash provided by (used in) investing activities	78,442	(36,029)

Financing activities
Repurchase of long-term debt	-	(4,906)
Net cash used in financing activities	-	(4,906)

Net change in cash and cash equivalents	1,828	16,923
Cash and cash equivalents at beginning of year	38,762	21,839
Cash and cash equivalents at end of year	$40,590	$38,762

Supplemental schedule of cash flow information
Cash paid (received) during the period for:
Income taxes	$(11,707)	$-
Interest	$-	$2,766

See accompanying notes.

TRIAD GUARANTY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Triad ceased issuing new commitments for mortgage guaranty insurance coverage in 2008 and is operating its business in run-off under two Corrective Orders issued by the Department.  See Note 7 for further information related to the Corrective Orders.  The first Corrective Order was issued in 2008.  The second Corrective Order was issued in 2009.  Servicing existing policies during run-off includes:

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

The financial statements for Triad that are provided to the Department are prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department.  The primary difference between GAAP and SAP for Triad at December 31, 2011 was the reporting requirements relating to the DPOs stipulated in the second Corrective Order.

A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP.  A deficiency in policyholders’ surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP.  A deficit in assets at any particular point in time under GAAP is not necessarily a measure of current insolvency or future insolvency.  However, the Company believes that if Triad were to report a deficiency in policyholders’ surplus under SAP for an extended period of time, Illinois law may require the Department to seek receivership of Triad, which could compel TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  The second Corrective Order was designed in part to help Triad maintain its policyholders’ surplus.

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

Investments

All fixed maturity securities are classified as “available-for-sale” and are carried at fair value. Unrealized gains on available-for-sale securities, net of tax, are reported as a separate component of accumulated other comprehensive income. Due to the Company operating in run-off under the supervision by the Department and the uncertainty surrounding the Company’s ability to continue as a going concern, the Company is no longer in a position to retain a security that is in an unrealized loss position, even on a temporary basis, until it potentially recovers value. Accordingly, the Company recognizes an other than temporary impairment loss on all securities for which the fair value is less than the amortized cost at the balance sheet date.  If the Company believes that the recorded impairment was due to reasons other than credit related, the difference between the impaired value and principal amount will be amortized into investment income over the expected term of the investment.  Fair value generally represents quoted market value prices for securities traded in the public market, prices analytically determined using bid or closing prices for securities not regularly traded in the public marketplace, and pricing models that utilize expected cash flows and other analytical factors.  Realized investment gains or losses are determined on a specific identification basis.  Investment income is recognized on an accrual basis.  The amortization of premium and accretion of discount are recognized into investment income over the expected term of the investment.

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

Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves required under SAP. Generally, the amounts so deducted must be included in taxable income in the tenth subsequent year.  However, due to the large amount of losses generated through December 31, 2011, the Company has extensive Net Operating Loss (“NOL”) carryforwards that will not allow it to take advantage of these special tax deductions until such time as future profits exceed the amounts on the NOL carryforwards.

The Company uses the provisions of ASC 740, Income Taxes (“ASC 740”) to account for and report tax positions taken or expected to be taken in its tax return that directly or indirectly affect amounts reported in its financial statements, including the accounting and disclosure for uncertainty in tax positions.

If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of those assets that are not expected to be realized.  At December 31, 2011, the Company established a valuation allowance of approximately $346.0 million against a $355.6 million deferred tax asset.  Based upon a review of the Company's anticipated future taxable income, including all other available evidence, both positive and negative, the Company concluded that it is more likely than not that the $355.6 million of the gross deferred tax assets, net of $9.7 million of deferred tax liabilities, will not be realized.

The Company’s policy for recording interest and penalties, if any, associated with audits is to record such items as a component of income before taxes.  Penalties would be recorded in “other operating expenses” and interest paid or received would be recorded as interest expense or interest income, respectively, in the statements of comprehensive income (loss).

Income Recognition

The Company issued policies that are guaranteed renewable contracts at the policyholder’s option on single premium, annual premium, and monthly premium bases. The Company does not have the option to re-underwrite these contracts. Premiums written on a monthly basis are earned in the month coverage is provided. Premiums written on annual policies are earned on a monthly pro rata basis. Single premium policies covering more than one year are amortized over the estimated policy life in accordance with the estimated expiration of risk.

The Company establishes an accrual to recognize the net present value of estimated future premiums of certain Modified Pool transactions where pre-determined aggregate stop-loss limits in the related contracts have been met on a settled basis, but for which the premium continues until the earlier of 10 years or the insurance in force declines to 10% of the original amount, depending upon the individual transaction.  Changes to the accrual and the effect on income are:

•	The initial establishment of an accrual for a Modified Pool transaction that exceeds the contractual aggregate stop-loss limits on a settled basis. This will increase income.
•
Differences in premium received and the estimate of premium to be received for such Modified Pool transactions.  Income would increase or decrease if the premium received is greater than or less than, respectively, the estimate of premium received.

•
Changes to the net present value of estimated future premiums due to changes in the lapse rates or discount rates utilized for such Modified Pool transaction.  Changes, if any, could increase or decrease income.

The impact of any such changes would be reflected in the financial statements for the period in which the adjustments are made.  At December 31, 2011 and 2010, the Company had accrued $29.8 million and 14.7 million, respectively, representing the net present value of estimated future premiums on those Modified Pool transactions for which it is continuing to collect premiums.  The impact to the results of operations was to increase income by $15.1 million and $14.7 million in 2011 and 2010, respectively.

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

Share-Based Compensation

The Company utilizes the provisions of ASC 715, Compensation – Retirement Benefits (“ASC 715”) in the accounting for “share-based” compensation to employees and non-employee directors.  ASC 715 requires companies to recognize in the statements of comprehensive income (loss) the grant-date fair value of stock options and other equity-based compensation.  See Note 10 for further information related to share-based compensation expense.

 Earnings (Loss) Per Share (“EPS”)

Basic and diluted EPS are based on the weighted-average daily number of shares outstanding.  In computing diluted EPS, only potential common shares that are dilutive – those that reduce EPS or increase loss per share – are included.  Exercises of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported.  For the year ended December 31, 2011, the basic and diluted EPS denominators utilized in the calculation are the same weighted-average daily number of shares outstanding.   The Company reported a loss from operations in 2011; therefore, the basic and diluted EPS are the same.  For the year ended December 31, 2010, the denominator used to calculate diluted EPS includes the dilutive effects of unvested restricted stock on 929 weighted-average shares outstanding.  Because the inclusion of this unvested restricted stock had no material dilutive effect for the year ended December 31, 2010, the basic and diluted EPS are the same.  The numerator used in both the basic EPS and diluted EPS calculation is the gain or loss reported for the period represented.  The extraordinary item recognized in 2010 contributed $1.96 per share to both basic and diluted EPS for the year ended December 31, 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  For the Company, other comprehensive income (loss) is normally composed of unrealized gains on available-for-sale securities, net of income taxes.  For the years ending December 31, 2011 and 2010, no income tax benefit was allocated to other comprehensive loss given the Company’s tax position.  Effective with the issuance of the first Corrective Order, the Company no longer has the ability to hold securities in an unrealized loss position until such time that the securities recover in value or mature due to the possibility that Illinois law may require the Department to seek receivership if the corrective plan were deemed ineffective.  Thus, any security with a fair value less than the book value at the balance sheet date is considered to be other-than-temporarily impaired and the loss is recognized as a realized loss in the statements of comprehensive income (loss).  The components of comprehensive income (loss) for the years ended December 31, 2011 and 2010 are displayed in the following table, along with the related tax effects:

	Year Ended December 31,
(dollars in thousands)	2011	2010

Unrealized gain arising during the period, before taxes	$5,577	$343
Income tax expense	-	-
Unrealized gain arising during the period, net of taxes	5,577	343
Less reclassification adjustment:
Net gain realized in operations	15,209	12,516
Income tax expense	-	-
Reclassification adjustment for gains realized in operations	15,209	12,516
Change in unrealized gains on investments	(9,632)	(12,173)

Other comprehensive loss	$(9,632)	$(12,173)

Extraordinary Item

During July 2010, TGI repurchased and retired the entire $35.0 million par value of its 7.90% Notes due January 15, 2028 (the “Notes”) for an aggregate purchase price of approximately $4.9 million.  In accordance with the provisions of ASC 225-20, Extraordinary and Unusual Items (“ASC 225-20”), the Company recognized an extraordinary gain on the repurchase and retirement of $29.6 million in 2010. The extraordinary gain is reported net of income tax expense of zero as the income tax expense on the gain was completely offset by a reduction in the valuation allowance.  See Note 6 below for a detailed explanation of the tax treatment.

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

In May 2011, the FASB, together with the International Accounting Standards Board (“IASB”), jointly issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”).  The adoption of ASU 2011-04 gives fair value the same meaning between GAAP and International Financial Reporting Standards (“IFRS”), and improves consistency of disclosures relating to fair value.  The provisions of ASU 2011-04 will be effective for years beginning after December 15, 2011 and changes are to be applied prospectively.  Changes in valuation techniques will be treated as changes in accounting estimates.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

Effective December 31, 2011, the Company early adopted the provisions of ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  The revised guidance requires other comprehensive income to be presented in a location continuous with the statement of operations.  Companies may choose to include the statement of other comprehensive income with the statement of operations to create a statement of total comprehensive income.  Alternatively, the statement of other comprehensive income may be presented separately from a statement of operations, but the two statements must appear consecutively within the financial statements.  The Company has elected to present one continuous statement titled Consolidated Statements of Comprehensive Income (Loss) and has made the necessary changes to its financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which defers the effective date required to comply with reclassification adjustments out of accumulated other comprehensive income found in ASU 2011-05.  The delay will allow the Board time to re-deliberate whether to require the presentation, on the face of the financial statements, of the effects of reclassifications out of accumulated other comprehensive income.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12.  The Company does not expect the adoption of ASU 2011-12 to have a material impact on its financial statements.

2.  Going Concern

The Company has prepared its financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to the Company's ability to continue as a going concern.  This uncertainty is based on, among other things, the possible failure of Triad to comply with the provisions of the Corrective Orders and the Company's ability to generate enough income over the term of the remaining run-off to overcome its $703.6 million deficit in assets at December 31, 2011.

The positive impact on statutory surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $234.7 million at December 31, 2011, as opposed to a deficiency in policyholders’ surplus of $732.8 million on the same date had the second Corrective Order not been implemented.  While the implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about the Company’s ability to continue as a going concern.  The Department may seek receivership of Triad if it determines that Triad will ultimately become insolvent, if Triad fails to comply with provisions of the Corrective Orders, or for other reasons.  If the Department seeks receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  The consolidated financial statements that are presented in this report do not include any accounting adjustments that reflect the financial risks of Triad entering receivership proceedings or otherwise not continuing as a going concern.

3.  Investments

All fixed maturity securities are classified as “available-for-sale” and are carried at fair value.  Approximately 81% of the Company’s total invested assets reported at December 31, 2011 were held in a separate account pursuant to a custodial arrangement to support the DPO liability and related accrued interest as required by the second Corrective Order, compared to 49% at December 31, 2010.

 Unrealized gains on available-for-sale securities, net of tax, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity.  Due to the Company operating in run-off under the supervision by the Department and the uncertainty surrounding the Company’s ability to continue as a going concern, the Company is no longer in a position to retain a security that is in an unrealized loss position, even on a temporary basis, until it potentially recovers value.  Accordingly, the Company recognizes an other than temporary impairment loss on all securities for which the fair value is less than the amortized cost at the balance sheet date.  Impairment losses are recognized as realized investment losses in the Consolidated Statements of Comprehensive Income (Loss).  If the Company believes that the recorded impairment was due to reasons other than credit related, the difference between the impaired value and principal amount will be amortized as a component of interest income through the anticipated maturity date.

The cost or amortized cost, gross unrealized gains and losses, and the fair value of investments at December 31, 2011 and 2010 are as follows:

	As of December 31, 2011
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$13,662	$341	$-	$14,003
Foreign government securities	9,585	439	-	10,024
Corporate debt	498,919	16,708	-	515,627
Residential mortgage-backed	28,036	1,280	-	29,316
Commercial mortgage-backed	31,184	374	-	31,558
Asset-backed	76,006	730	-	76,736
State and municipal bonds	63,776	5,198	-	68,974
Total fixed maturities	721,168	25,070	-	746,238
Short-term investments	30,099	3	-	30,102
Total securities	$751,267	$25,073	$-	$776,340

	As of December 31, 2010
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$42,650	$774	$-	$43,424
Foreign government securities	14,964	111	-	15,075
Corporate debt	507,460	24,196	-	531,656
Residential mortgage-backed	64,900	3,041	-	67,941
Commercial mortgage-backed	21,954	2	-	21,956
Asset-backed	38,378	1,347	-	39,725
State and municipal bonds	87,239	5,319	-	92,558
Total fixed maturities	777,545	34,790	-	812,335
Short-term investments	39,561	-	-	39,561
Total securities	$817,106	$34,790	$-	$851,896

Unrealized gains do not necessarily represent future gains that the Company will realize.  The value of the Company’s investment portfolio will vary depending on overall market interest rates, credit spreads, and changing conditions related to specific securities, as well as other factors. Volatility may increase in periods of uncertain market or economic conditions.  Unrealized gains at both December 31, 2011 and 2010 were due primarily to a decline in interest rates from those at the time of initial purchase, although the recovery in value of previously impaired fixed maturity securities also contributes to the level of unrealized gains.

Securities with a fair value of $5.9 million and $6.4 million at December 31, 2011 and 2010, respectively, are held in trust related to specific severance and retention plans and are included in Other Assets on the Company’s Consolidated Balance Sheets.  Unrealized gains on these securities were $0.5 million and $0.4 million at December 31, 2011 and 2010, respectively.

The amortized cost and estimated fair value of investments in fixed maturity securities, at December 31, 2011, are summarized by stated maturity below.  Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are presented separately below because they generally provide for periodic payments of principal.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Fair Value

Maturity:
One year or less	$78,827	$79,676
After one year through five years	442,827	458,575
After five years through ten years	39,439	41,854
After ten years	24,849	28,523
	585,942	608,628
Assets with periodic principal payments:
Asset-backed securities	76,006	76,736
Commercial mortgage-backed securities	31,184	31,558
Residential mortgage-backed securities	28,036	29,316
Total	$721,168	$746,238

Actual and expected maturity for fixed maturity securities may differ as a result of calls or prepayments before stated maturity.

Realized Gains (Losses) Related to Investments

The details of net realized investment gains (losses) are as follows:

	Year Ended
	December 31,
(dollars in thousands)	2011	2010
Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$18,632	$17,181
Gross realized losses	(3,425)	(4,660)
Equity securities:
Gross realized gains	2	23
Other investment losses	-	(28)
Net realized gains	$15,209	$12,516

Gross realized gains in 2011 were primarily due to discretionary sales to realize investment gains given the low market yield environment. Gross realized gains in 2010 were primarily due to the discretionary sales of corporate securities to reposition the average maturity of the investment portfolio.  Gross realized losses in 2011 and 2010 were primarily attributable to the write downs of other-than-temporarily impaired securities with market values less than the respective book value as of the balance sheet date.  Approximately 18% of the write-downs during 2011 were related to securities that are credit concerns, compared to 7% in 2010.  Because the value of the existing investments is in part dependent on the difference between the coupon rate compared to the current market rates for similar securities, an increase in market interest rates most likely would bring about further realized losses.

Major sources of the Company’s net investment income are summarized as follows:

	Year Ended
	December, 2011
(dollars in thousands)	2011	2010
Income:
Fixed maturities	$30,444	$39,032
Other investment income	943	530
Cash, cash equivalents and short-term investments	315	334
	31,702	39,896
Expenses	(942)	(1,122)
Net investment income	$30,760	$38,774

At December 31, 2011 and 2010, investments with an amortized cost of $8.2 million and $8.8 million, respectively, were on deposit with various state insurance departments to satisfy regulatory requirements.  At December 31, 2011 and 2010, assets with a market value of $629.7 million and $415.7 million, respectively, were supporting the Company’s DPO obligations pursuant to the second Corrective Order.

4.  Reserve for Losses and LAE

Activity for the reserve for losses and LAE during 2011 and 2010 is summarized as follows:

(dollars in thousands)	2011	2010

Balance at January 1,	$1,060,036	$1,537,043
Less: reinsurance recoverables, gross	(32,275)	(229,206)
	1,027,761	1,307,837
Incurred losses and loss adjustment expenses net of reinsurance recoveries (principally in respect of default notices received in):
Current year	309,208	336,275
Redundancy on prior years	(30,943)	(226,642)
Total incurred losses and loss adjustment expenses	278,265	109,633
Loss and loss adjustment expense payments net of reinsurance recoveries (principally in respect of default notices received in):
Current year	33,774	61,730
Prior years	438,195	516,636
Total loss and loss adjustment expense payments	471,969	578,366
Impact of captive commutation	-	(188,657)
Total loss and loss adjustment expense payments, net	471,969	389,709
Net ending balance at December 31,	834,057	1,027,761
Reinsurance recoverables, gross	20,131	32,275
Balance at December 31,	$854,188	$1,060,036

The foregoing reconciliation indicates a redundancy developed during 2011 and 2010 based upon the reserve for losses and LAE recorded as of the previous year-end.  During 2011, the small redundancy developed primarily as a result of actual rescission and denial activity being greater than we anticipated.  In 2010, the Company experienced favorable development compared to its assumptions, primarily related to rescissions and also adjusted the frequency factors utilized in the reserve methodology downward as a result of the actual experience, which generated  a large redundancy in that year.

The Company provided reserves on reported defaults using assumptions that estimate the projected “frequency” (percentage of defaults that will ultimately be paid as claims) and “severity” (percentage of our exposure on each individual default that will ultimately be paid as a claim).  The Company’s estimates utilized in the reserve process for frequency and severity are impacted by historical trends adjusted for changing market conditions.  Actual cure and rescission rates experienced that are higher/lower than those anticipated can lead to better/worse than expected loss development and to a redundancy/deficiency in the prior loss reserves. Unanticipated changes in home prices, unemployment, economic activity, as well as social and/or cultural changes that lead to increased/decreased acceptance of mortgage defaults (even when the borrower has the ability to pay) can impact the actual frequency and severity realized compared to the levels anticipated in the reserve assumptions at the beginning of the year.  A negative impact to frequency and severity can lead to adverse development, which would result in a deficiency.  Changes in the frequency and severity factors are accounted for as a change in accounting estimate and are reported as an expense or benefit in the year in which external factors caused the change in assumptions.

During 2011, the Company’s actual cure rates and rescission rates were slightly favorable compared to our expectations at the beginning of the year.  However, during 2010, the Company experienced positive cure activity, partially due to HAMP and other loan modification programs.  In addition, the Company experienced positive rescission activity during 2010.  These positive results contributed to the redundant reserve development during 2010.  The reserve factors at December 31, 2010 reflected cure and rescission activity, among other items, experienced in 2010.

5.  Commitments

The Company leases its office facilities and equipment under operating leases. Net rental expense for all leases was $0.3 million for 2011 and $0.4 million for 2010.   Net rental expense for both years accounts for amounts collected from other tenants which the Company sublets.  Future minimum payments under non-cancellable operating leases, excluding amounts from tenants that sublet from the Company, at December 31, 2011 are as follows:

December 31,
(dollars in thousands)	2011

2012	$1,252
2013	355
2014	363
Thereafter	-
$1,970

The Company leases facilities for its corporate headquarters under an operating lease that is scheduled to expire in November 2012.  Approximately 55% of the office lease space has been sublet to other tenants at the same rate paid by Triad.  The Company remains primarily liable for the full amounts under the existing lease.  The Company has negotiated with both Essent and the lessor to allow Essent to take over as the primary tenant on a reduced amount of space at the end of the existing term and the Company will sublet from Essent a single floor and limited space on another floor.

6.  Federal Income Taxes

Income tax benefit differed from the amounts computed by applying the Federal statutory income tax rate to income before taxes as follows:

	Year Ended December 31,
(dollars in thousands)	2011	2010

Income tax expense (benefit) computed at statutory rate	$(37,719)	$46,233
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(1,342)	(1,371)
Valuation allowance	39,059	(44,864)
Other	2	2
Income tax benefit	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

(dollars in thousands)	2011	2010
Deferred tax assets
Unearned premiums	$1,909	$1,930
Impairments on securities	3,884	5,621
Losses and loss adjustment expenses	125,021	161,871
Net operating loss carryforwards and other credits	219,258	143,081
Other	5,540	4,511
Total deferred tax assets	355,612	317,014
Valuation allowance	(345,951)	(303,976)
Net deferred tax assets	9,661	13,038

Deferred tax liabilities
Unrealized investment gains	8,943	12,314
Other	718	724
Total deferred tax liabilities	9,661	13,038
Net deferred tax liability	$-	$-

The Company cannot determine that any of its deferred tax assets will result in future tax benefits with any degree of certainty; therefore, a valuation allowance was established for the portion of these assets that are not currently expected to be realized.  At December 31, 2011, the Company established a valuation allowance of approximately $346.0 million against a $355.6 million deferred tax asset.  Based upon a review of the Company's anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company concluded that it is more likely than not that the $355.6 million of the gross deferred tax assets, net of $9.7 million of deferred tax liabilities, will not be realized.

As of December 31, 2011, the Company had a NOL carryforward on a regular tax basis of approximately $627.0 million.  Of this amount, if it remains unused, $195.3 million expires in 2028, $85.6 million expires in 2029, $126.6 million in 2030, and $219.5 million expires in 2031. The amount and timing of realizing the benefit of NOL carryforwards depends on future taxable income and limitations imposed by tax laws.  The benefit of the NOL carryforward has not been recognized in the consolidated financial statements.

In May 2011, shareholders approved a Tax Benefits Preservation Plan (“Plan”) (previously approved by the Board of Directors in September 2010) and amended the TGI certificate of incorporation to help protect its ability to recognize certain potential tax benefits in future periods from net operating loss carryforwards and tax credits, as well as any net operating losses that may be generated in future periods (the “Tax Benefits”).  Section 382 of the Internal Revenue Code limits the ability of a company to take advantage of Tax Benefits when an ownership change occurs.  In general, an “ownership change” under Section 382 occurs if there is a cumulative percentage change in the Company’s ownership by certain stockholders over a rolling three-year period.  The Plan is designed to reduce the likelihood that the Company will experience an ownership change.  In connection with the adoption of the Plan in 2010, the Company declared a dividend of one preferred stock purchase right (“Rights”), for each outstanding share of its common stock to holders of record on September 27, 2010.  Subject to certain exceptions, the Rights generally are not exercisable until certain stockholders increase their ownership in the Company in excess of certain percentages.

7.  Insurance in Force, Dividend Restriction, and Statutory Results

The following table represents the percentage of gross Primary risk in force by state as of December 31, 2011 and December 31, 2010.

	Gross Primary Risk in Force %
	December 31,
Top Ten States	2011	2010

Florida	9.7%	9.9%
Texas	8.7%	8.7%
California	7.4%	7.9%
North Carolina	5.4%	5.2%
Illinois	4.7%	4.4%
Georgia	4.4%	4.4%
New Jersey	3.7%	3.5%
Virginia	3.5%	3.5%
Pennsylvania	3.4%	3.3%
Arizona	3.3%	3.8%
	54.2%	54.5%

Approximately 54% of the Company’s Primary risk in force was concentrated in ten states at December 31, 2011 and 2010, respectively.  The distressed markets, which collectively represent approximately 22% and 24%, respectively, of our direct Primary risk in force as of December 31, 2011 and 2010, have been impacted disproportionately by home price depreciation as compared to the rest of the United States.

Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital, which is defined as the statutory surplus plus the statutory contingency reserve. The Corrective Orders under which Triad is currently operating specifically prohibit the writing of new insurance by Triad.  The risk-to-capital ratio of Triad is greater than the 25:1 regulatory guideline.

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

The DPO is an interest bearing subordinated obligation of Triad with no stated repayment terms.  The requirement to settle claims with both the payment of cash and issuance of a DPO became effective on June 1, 2009.  At December 31, 2011, the recorded DPOs, which included accrued interest of $30.6 million, amounted to $629.7 million or 81% of total invested assets.   The recording of a DPO does not impact reported settled losses as these are reported as the entire amount of a claim in the Company’s results of operations.  The accounting treatment for the recording of the DPO on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus; accordingly, any repayment of the DPO or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.  However, in these financial statements prepared in accordance with GAAP, the DPO and related accrued interest are reported as a liability.

Triad reported a net loss calculated under SAP of $187.8 million for 2011 compared to $143.6 million for 2010 and had policyholders’ surplus of $234.7 million and $225.9 million, respectively, at December 31, 2011 and 2010.  At December 31, 2011, the cumulative effect of the DPO requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves, was to increase statutory policyholders’ surplus by $967.5 million over the amount that would have been reported absent the second Corrective Order.  The cumulative increase to statutory policyholders’ surplus attributable to the DPO requirement was $818.8 million at December 31, 2010.  There is no such impact to loss reserves or stockholders’ deficit calculated on a GAAP basis.

The second Corrective Order provides financial thresholds, specifically regarding the statutory risk-to-capital ratio and the level of statutory policyholders’ surplus that, if met, may indicate that the Department should reduce the DPO percentage and/or require distributions to DPO holders.  The Corrective Orders required that the Department consider whether such changes should be made or payments allowed from time to time.  In January 2012, Triad was notified by the Department that based upon Triad’s surplus position, risk-to-capital ratio and the continued economic uncertainty, the Department had determined that it was inappropriate to reduce the DPO percentage or require Triad to make a distribution to the DPO holders at this time.

Reported statutory policyholders surplus for Triad, which has remained relatively consistent since the application of the DPO as part of the Second Corrective Order, was $234.7 million at December 31, 2011 compared to $225.9 million at December 31, 2010.  This level of statutory policyholders’ surplus has lessened the likelihood that Triad will be placed into conservatorship or liquidated.  However, there remains substantial doubt about the Company's ultimate ability to pay all or a portion of the DPO and related interest and continue as a going concern.  The Company's consolidated financial statements do not include any adjustments that reflect the financial risks of Triad entering receivership proceedings and assume that it will continue as a going concern.

8.  Employee Benefit Plans

All of the Company’s employees are eligible to participate in its 401(k) Profit Sharing Plan.  Under the plan, employees are automatically enrolled to contribute 4% of their salary unless they elect to not participate or to participate at a different contribution level.  For the year ended December 31, 2011, employees may contribute up to 25% of their annual compensation, up to a maximum of $16,500, with an additional $5,500 contribution available to those individuals who have reached the age of 50.  The Company makes a matching contribution on behalf of each participating employee equal to 100% of the first 3% of the employee's deferred salary, plus 50% of the employee's deferred salary greater than 3% but not exceeding 5%.  The Company’s expense associated with the plan were approximately $0.1 million for both years ended December 31, 2011 and 2010.

Additionally, the Company has established and funded a Severance Trust that qualifies as an employee benefit plan under ERISA.  The Severance Trust is non-contributory by the employees and its sole purpose is to provide severance payments to employees in accordance with the Company’s Severance Plan in the event that Triad is placed into bankruptcy or taken over by the Department.  At December 31, 2011, the Company had placed assets with a fair value of $6.4 million in the trust.  No severance expense is recognized until an employee is notified of a fixed termination date.  During 2011 and 2010, severance costs amounted to $0.2 million and $1.6 million, respectively.

9.  Reinsurance

The effects of reinsurance for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
(dollars in thousands)	2011	2010
Earned premiums:
Direct	$167,445	$218,854
Ceded	(6,093)	(15,438)
Net earned premiums	$161,352	$203,416
Losses and loss adjustment expenses:
Direct	$288,097	$131,205
Ceded	(9,832)	(21,572)
Net losses and loss adjustment expenses	$278,265	$109,633

The Company cedes business to captive reinsurance subsidiaries or affiliates of certain mortgage lenders (“captives”) under excess of loss reinsurance agreements. Reinsurance recoverables on loss reserves and unearned premiums ceded to these captives are backed by trust funds controlled by the Company.

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

At December 31, 2011, approximately $41.6 million in captive reinsurance trust balances supported the risk transferred to the captive reinsurers, of which approximately $19.1 million has been recognized as a benefit in the Company’s financial statements. As the Company cannot force capital contributions by captive reinsurers, the amount of benefit recognized on reserves ceded to captives is limited to the trust balance.  As of December 31, 2011, there were certain captive reinsurance agreements where the potential reserves that could be ceded based upon the terms of the captive reinsurance agreements, combined with any unpaid ceded claims, exceeded the trust balance and the actual reserves ceded were limited by $1.1 million.

10.  Long-Term Stock Incentive Plan

The Company has a stockholder-approved Long-Term Stock Incentive Plan (the “Plan”).  Under the Plan, certain directors, officers, and key employees are eligible to receive various share-based compensation awards.  Stock options, restricted stock, phantom stock rights and other equity awards may be awarded under the Plan for a fixed number of shares with a requirement for stock options granted to have an exercise price equal to or greater than the fair value of the shares at the date of grant.  Generally, most awards vest over three years.  Options granted under the Plan expire no later than ten years following the date of grant.  As of December 31, 2011, 1,113,985 shares were reserved and 487,358 shares were available for issuance under the Plan.  Net compensation expense for the years ended December 31, 2011 and 2010 were immaterial.  No stock options were granted in 2011 or 2010.

A summary of stock option activity under the Plan for the year ended December 31, 2011 is presented below:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term

Outstanding, January 1, 2011	306,721	$41.16
Granted	-	-
Exercised	-	-
Cancelled	64,763	38.74
Outstanding, December 31, 2011	241,958	41.80	$-	3.2 years
Exercisable, December 31, 2011	241,958	41.80	$-	3.2 years

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

A summary of nonvested restricted stock and phantom stock rights activity under the Plan for the year ended December 31, 2011 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested, January 1, 2011	53,750	$6.13
Granted	70,000	0.23
Vested	53,750	6.13
Cancelled	-	-
Nonvested, December 31, 2011	70,000	0.23

The fair value of restricted stock and phantom stock rights are determined based on the closing price of the Company’s shares on the grant date. The weighted-average grant-date fair value of restricted stock granted during the year ended December 31, 2011 was $0.23 per share.  No phantom stock rights were granted in 2011 and no restricted stock or phantom stock rights were granted in 2010.

As of December 31, 2011, there was $6,070 of unrecognized compensation expense related to nonvested stock options and restricted stock granted under the Plan.  That expense is expected to be recognized in the first quarter of 2012.  The total fair value of stock options and restricted stock vested during the years ended December 31, 2011 and 2010 was $0.3 million and $0.2 million, respectively.

The Company would issue new shares upon exercise of stock options if any had been exercised. The Company paid cash upon the vesting of phantom stock rights in 2011 and 2010.

11.  Fair Value Measurement

Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of December 31, 2011 and 2010 are summarized below:

	December 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Fixed maturity securities available-for-sale	$746,238	$746,238	$812,335	$812,335
Short-term investments	30,102	30,102	39,561	39,561

Valuation Methodologies and Associated Inputs

The Company utilizes the provisions of ASC 820-10 as amended by ASU 2010-06 in its estimation and disclosures about fair value of financial assets.  There are no liabilities as of December 31, 2011 or 2010 that meet the criteria of a financial instrument.  ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820-10 are as follows:

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

An asset’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  An asset’s or a liability’s level within the fair value hierarchy as well as transfers in and out of Level 3 are determined at the end of the reporting period.  At December 31, 2011, approximately 0.1% of the Company’s invested assets were classified as Level 3 securities.

The Company utilizes independent pricing services in the valuation of its invested assets. The independent pricing services primarily use generic models which use standard inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data. Market indicators as well as industry and economic events are also monitored.

The Company utilizes its investment advisor to assist in determining if the pricing methodologies of the independent pricing services comply with ASC 820-10. Working under the Company’s supervision, the investment advisor reviews the pricing techniques of the independent pricing services and has controls in place to ensure quality including, but not limited to:

•	reviewing price tolerance reports for month-over-month price changes that exceed certain thresholds;
•	reviewing evaluation dates for stale prices;
•	comparing with alternative pricing sources;
•	comparing with trade activity; and
•	comparing to a benchmarked price.

Based upon this review, prices may be challenged and replaced.

The investment advisor will obtain a price for any individual security not priced by the independent pricing services or for any individual security whose price is replaced as a result of the quality control review. The investment advisor seeks pricing from a variety of sources including external brokers, index pricing, internal sources of the investment advisor, and spread matrixes, among others.  For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants.   For those securities trading in less liquid or illiquid markets with limited or no pricing information, unobservable inputs are used in order to measure the fair value of these securities.  In cases where this information is not available, such as for privately placed securities, fair value is estimated using an internal pricing matrix.  This matrix relies on judgment concerning the discount rate used in calculating expected future cash flows, credit quality, industry sector performance, and expected maturity.The following is a description of the valuation methodologies used in determining the fair value of the Company’s assets.

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

Foreign Government securities – The fair value of Foreign Government securities is based on discounted cash flow models incorporating observable option-adjusted spread features where necessary.  Foreign Government securities are categorized as Level 2.

Corporate debt – The fair value for corporate debt is based on regularly updated dealer quotes, secondary trading, and the new issue market incorporating observable option-adjusted spread features where necessary.  Corporate debt is categorized as Level 2.

Residential mortgage-backed securities – Residential mortgage-backed securities include securities issued by the GSEs and the Government National Mortgage Association (GNMA), as well as private-label securities. The fair value of residential mortgage-backed securities is based on prices of similar securities and discounted cash flow analysis incorporating prepayment and default assumptions.  Residential mortgage-backed securities are categorized as Level 2.

Commercial mortgage-backed securities – The fair value of commercial mortgage-backed securities is based on prices of similar securities and discounted cash flow analysis incorporating prepayment and default assumptions.  Commercial mortgage-backed securities are categorized as Level 2.

Asset-backed securities – The fair value of asset-backed securities is based on prices of similar securities and discounted cash flow analysis incorporating prepayment and default assumptions. Asset-backed securities are generally categorized as Level 2.  For certain securities, if cash flow or other security structure or market information is not available, the fair value may be based on broker quotes or benchmarked to an index.  In such instances, these asset-backed securities are categorized as Level 3.

State and municipal bonds – The fair value for state and municipal bonds is based on regularly updated trades, bid-wanted lists, and offerings from active market makers and brokers. Evaluations incorporate current market conditions, trading spreads, spread relationships and the slope of the yield curve, among others. Information is applied to bond sectors and individual bond evaluations are extrapolated.  Evaluation for distressed or non-performing bonds may be based on liquidation value or restructuring value.  State and municipal bonds are categorized as Level 2.

Short-term investments

Money market instruments – The fair value is based on unadjusted quoted prices that are readily and regularly available in active markets.  Money market instruments are categorized as Level 1.

Other short-term instruments – Other short-term instruments primarily includes discounted and coupon bearing commercial paper as well as corporate securities purchased with maturity less than twelve months at time of purchase. Short term investments are carried at amortized cost which approximates fair market value or at fair market value utilizing regularly updated dealer or secondary trading quotes.  Other short-term instruments are categorized as Level 2.

Fair Value of Investments

The Company did not have any material assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2011 or at December 31, 2010.  The following table summarizes the assets measured at fair value on a recurring basis and the source of the inputs in the determination of fair value as of December 31, 2011 and December 31, 2010:

		Fair Value at Reporting Date Using
(dollars in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available-for-sale:
Fixed maturities:
U. S. government and agency securities	$14,003	$-	$14,003	$-
Foreign government securities	10,024	-	10,024	-
Corporate debt	515,627	-	515,627	-
Residential mortgage-backed	29,316	-	29,316	-
Commercial mortgage-backed	31,558	-	31,558	-
Asset-backed	76,736	-	75,736	1,000
State and municipal bonds	68,974	-	68,974	-
Total fixed maturities	746,238	-	745,238	1,000
Short-term investments:
Money market instruments	4,575	4,575	-	-
Other	25,527	-	25,527	-
Total	$776,340	$4,575	$770,765	$1,000

		Fair Value at Reporting Date Using
(dollars in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available-for-sale:
Fixed maturities:
U. S. government and agency securities	$43,424	$-	$43,424	$-
Foreign government securities	15,075	-	15,075	-
Corporate debt	531,656	-	531,656	-
Residential mortgage-backed	67,941	-	67,941	-
Commercial mortgage-backed	21,956	-	21,956	-
Asset-backed	39,725	-	38,134	1,591
State and municipal bonds	92,558	-	92,558	-
Total fixed maturities	812,335	-	810,744	1,591
Short-term investments:
Money market instruments	22,126	22,126	-	-
Other	17,435	-	17,435	-
Total	$851,896	$22,126	$828,179	$1,591

Significant unobservable inputs (Level 3) were used in determining the fair value on certain bonds in the fixed maturities portfolio during this period.  During 2011, four securities totaling $8.9 million were transferred from Level 3 to Level 2.  These securities were new issues that were recently purchased and not priced by the independent pricing service at time of purchase.  These securities were subsequently priced by the independent pricing service and, given the inputs used in determining price, transferred to Level 2.  During 2010, one security totaling $0.5 million was transferred from level 3 to Level 2.  The following table provides a reconciliation of the beginning and ending balances of the Company’s Level 3 bonds and the related gains and losses related to these assets during 2011 and 2010, respectively.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Year Ended
	December 31,
(dollars in thousands)	2011	2010
Securities available-for-sale:
Asset-backed bonds:
Beginning balance	$1,591	$1,994
Transfers into Level 3	-	-
Transfers out of Level 3	(8,854)	(460)
Total gains and losses (realized and unrealized):
Included in operations	57	(140)
Included in other comprehensive income	79	261
Purchases, issuances, sales, and settlements:
Purchases	8,902	196
Issuances	-	-
Sales	(775)	(260)
Settlements	-	-
Ending balance	$1,000	$1,591

The amount of total gains and losses for the period included in operations attributable to realized gains and losses and the change in unrealized gains and losses relating to assets still held at the reporting date.	$136	$121

12.  Long-term Debt

In July 2010, TGI repurchased and retired the entire $35.0 million par value of its Notes for an aggregate purchase price of $4.9 million. The Company recognized an extraordinary gain relating to the purchase and retirement of $29.6 million in 2010.

13.  Contingencies

The Company is involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below.  No reserves have been established in the financial statements regarding current litigation as the potential liability, if any, is not probable or cannot be reasonably estimated.

On February 6, 2009, James L. Phillips served a complaint alleging violations of federal securities laws against TGI and two of its officers in the United States District Court, Middle District of North Carolina on behalf of a purported class of persons who acquired the common stock of the Company between October 26, 2006 and April 1, 2008.  TGI filed its motion to dismiss the amended complaint on August 21, 2009 and on January 27, 2012, the Magistrate Judge recommended that TGI’s motion to dismiss be granted.  The plaintiff has indicated his intent to appeal the decision or move to amend the complaint.

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies.  Three groups of current owners and/or servicers of AHM-originated loans filed motions to intervene in the lawsuit, which were granted by the Court on May 10 and October 29, 2010.  On March 4, 2011, Triad amended its complaint to add a count alleging fraud in the inducement.  On March 25, 2011, each of the interveners filed a motion to dismiss.  Triad filed its answer and answering brief in opposition to the motions to dismiss on May 27, 2011 and the interveners filed their reply briefs on July 13, 2011.  The total amount of risk originated under the AHM master policies, accounting for any applicable stop-loss limits associated with Modified Pool contracts and less risk originated on policies that have been subsequently rescinded, was $1.4 billion, of which $0.7 billion remained in force at December 31, 2011.  Triad continues to accept premiums and process claims under the master policies, with the earned premiums and settled losses reflected in the Consolidated Statements of Comprehensive Income (Loss).  However, as a result of the litigation, Triad ceased remitting claim payments to companies servicing loans originated by AHM and the liability for losses settled but not paid is included in “Accrued expenses and other liabilities” on the Consolidated Balance Sheets.  Triad has not recognized any benefit in its financial statements pending the outcome of the litigation.

On March 5, 2010, Countrywide Home Loans, Inc. filed a lawsuit in the Los Angeles County Superior Court of the State of California alleging breach of contract and seeking a declaratory judgment that bulk rescissions of flow loans is improper and that Triad is improperly rescinding loans under the terms of its master policies.  On May 10, 2010 the case was designated as complex and transferred to the Court’s Complex Litigation Program.  Non-binding mediation occurred on July 22, 2011 with a follow-up mediation session on October 13, 2011.  The parties are in discussions to settle this matter.  In the event that a settlement is not successfully concluded, Triad intends to vigorously defend this matter.

On December 19, 2011, and January 17, 2012, complaints were served against TGIC in the United States District Court, Central District of California, and United States District Court, Eastern District of Pennsylvania, respectively. The plaintiffs purport to represent a class of persons whose loans were insured by a mortgage guaranty insurance policy and reinsured through a captive reinsurer.  The complaints allege that such reinsurance is in violation of the Real Estate Settlement Procedures Act.  In each case, the lender, captive reinsurer, and various mortgage guaranty insurers were sued. Triad did not provide mortgage guaranty insurance on the named plaintiffs’ loans in either lawsuit and has requested that plaintiffs voluntarily dismiss Triad in both lawsuits.  Triad intends to vigorously defend this matter.  The cases have been stayed at the request of the plaintiff pending the outcome of another case pending before the U.S. Supreme Court.

The Consumer Financial Protection Bureau (“CFPB”) issued a letter to Triad Guaranty Inc. on January 3, 2012, advising TGI that it was investigating premium ceding practices by mortgage insurers, lenders, and their captive reinsurers and requested certain information from Triad. Triad is cooperating with the CFPB in its investigation.

14.  Subsequent Events

We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s Consolidated Financial Statements.

SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
TRIAD GUARANTY INC.
December 31, 2011

(dollars in thousands)	Cost or Amortized Cost	Fair Value	Amount at Which Shown in Balance Sheet
Fixed maturity securities, available-for-sale:
U. S. government and agency securities	$13,662	$14,003	$14,003
Foreign government securities	9,585	10,024	10,024
Corporate debt	498,919	515,627	515,627
Residential mortgage-backed	28,036	29,316	29,316
Commercial mortgage-backed	31,184	31,558	31,558
Asset-backed bonds	76,006	76,736	76,736
State and municipal bonds	63,776	68,974	68,974
Total	721,168	746,238	746,238
Short-term investments	30,099	30,102	30,102
Total investments other than investments in related parties	$751,267	$776,340	$776,340

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
TRIAD GUARANTY INC.
(Parent Company)

	December 31,
(dollars in thousands)	2011	2010
ASSETS
Cash and cash equivalents	$1,319	$1,563
Accrued investment income	-	1
Other assets	167	84
Total assets	$1,486	$1,648

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Investment in subsidiaries' deficit	$705,034	$587,823
Accrued expenses and other liabilities	26	25
Total liabilities	705,060	587,848
Stockholders' deficit:
Common stock	153	153
Additional paid-in capital	114,111	114,084
Accumulated other comprehensive income	8,977	18,609
Accumulated deficit	(826,815)	(719,046)
Total stockholders' deficit	(703,574)	(586,200)
Total liabilities and stockholders' deficit	$1,486	$1,648

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31,
(dollars in thousands)	2011	2010
Revenue:
Investment income:
Interest income	$27	$119
Realized investment gain	-	40
Net investment income	27	159
Other Income	705	1,493
	732	1,652
Expenses:
Interest expense	-	1,496
Operating expenses	922	1,406
	922	2,902
Loss before federal income taxes, equity in undistributed income (loss) of subsidiaries and extraordinary item	(190)	(1,250)
Income taxes	-	-
Loss before equity in undistributed income (loss) of subsidiaries and extraordinary item	(190)	(1,250)
Equity in undistributed income (loss) of subsidiaries	(107,579)	103,705
Income (loss) before extraordinary item	(107,769)	102,455
Extraordinary item - gain from repurchase and retirement of long-term debt	-	29,640
Net income (loss)	$(107,769)	$132,095

See supplementary notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
TRIAD GUARANTY INC.
(Parent Company)

	Year Ended December 31,
(dollars in thousands)	2011	2010
Operating Activities:
Net income (loss)	$(107,769)	$132,095
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	107,579	(103,705)
Gain on repurchase of long-term debt	-	(29,640)
Accrued investment income	1	76
Other assets	(83)	98
Accretion of discount on investments	-	(6)
Amortization of deferred compensation	27	236
Amortization of debt issue costs	-	6
Accrued interest on debt	-	(1,275)
Realized investment gains on securities	-	(40)
Other liabilities	1	10
Other operating activities	-	(3)
Net cash used in operating activities	(244)	(2,148)
Investing Activities:
Fixed maturities:
Purchases	-	(1,032)
Sales and maturities	-	5,677
Change in short-term investments	-	956
Net cash provided by investing activities	-	5,601
Financing Activities:
Repurchase of long-term debt	-	(4,906)
Net cash used in financing activities	-	(4,906)
Decrease in cash	(244)	(1,453)
Cash at beginning of year	1,563	3,016
Cash at end of year	$1,319	$1,563

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

The second Corrective Order provides financial thresholds, specifically regarding our statutory risk-to-capital ratio and our level of statutory policyholders’ surplus that, if met, may indicate that the Department should reduce the DPO percentage and/or require distributions to DPO holders.  The Corrective Orders required that the Department consider whether such changes should be made or payments allowed from time to time.  In January 2012, Triad was notified by the Department that based upon Triad’s surplus position, risk-to-capital ratio and the continued economic uncertainty, the Department had determined that it was inappropriate to reduce the DPO percentage or require Triad to make a distribution to the DPO holders.

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

4.  Going Concern

The Company prepares its financial statements presented in this annual report on Form 10-K in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders were prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department.  The primary difference between GAAP and SAP for Triad at December 31, 2011 was the reporting requirements relating to the DPOs stipulated in the second Corrective Order.

A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP.  A deficiency in policyholders’ surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP.  A deficit in assets at any particular point in time under GAAP is not necessarily a measure of current insolvency or future insolvency.  However, the Company believes that if Triad were to report a deficiency in policyholders’ surplus under SAP for an extended period of time, Illinois law may require the Department to seek receivership of Triad, which could compel TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  The second Corrective Order was designed in part to help Triad maintain its policyholders’ surplus.

The Company has prepared its financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to the Company's ability to continue as a going concern.  This uncertainty is based on, among other things, the possible failure of Triad to comply with the provisions of the Corrective Orders and the Company's ability to generate enough income over the term of the remaining run-off to overcome its $703.6 million deficit in assets at December 31, 2011.  The consolidated financial statements that are presented in this report do not include any accounting adjustments that reflect the financial risks of Triad entering receivership proceedings or otherwise not continuing as a going concern.

5.  Investments

The cost or amortized cost and the fair value of investments, other than the investment in the subsidiaries held by TGI, and cash holdings is as follows:

	At December 31, 2011
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash and cash equivalents	$1,319	$-	$-	$1,319
Total	$1,319	$-	$-	$1,319

	At December 31, 2010
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash and cash equivalents	$1,563	$-	$-	$1,563
Total	$1,563	$-	$-	$1,563

The decline in cash and cash equivalents at December 31, 2011 compared to December 31, 2010 is the result of expenses relating to operating activities for 2011.

Major categories of TGI’s investment income are summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2011	2010
Income:
Fixed maturities	$-	$107
Cash and short-term investments	27	15
	27	122
Expenses	-	3
Net investment income	$27	$119

6.  Long-term Debt

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

SCHEDULE IV — REINSURANCE
TRIAD GUARANTY INC.
MORTGAGE INSURANCE PREMIUM EARNED
Years Ended December 31, 2011 and 2010

(dollars in thousands)	Gross Amount	Ceded To Other Companies	Net Amount	Percentage of Amount Assumed to Net

2011	$167,445	$6,093	$161,352	0.0%

2010	$218,854	$15,438	$203,416	0.0%

EXHIBIT INDEX
Form 10-K for Fiscal Year Ended December 31, 2011

Exhibit Number	Description of Document
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
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Stockholders’ Deficit; (iv) the Consolidated Statements of Cash Flow; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.***

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

***
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