Form 10-Q
period 2012-03-31
TRIAD GUARANTY INC
filed 2012-05-11
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Number of shares of common stock, par value $0.01 per share, outstanding as of April 30, 2012 was 15,328,128.

TRIAD GUARANTY INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except per share data)	2012	2011
	(unaudited)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $712,185 and $721,168)	$740,802	$746,238
Short-term investments	44,094	30,102
Total invested assets	784,896	776,340
Cash and cash equivalents	17,355	40,590
Accrued investment income	7,222	6,680
Property and equipment	921	1,140
Reinsurance recoverable, net	19,712	22,988
Other assets	45,589	48,489
Total assets	$875,695	$896,227

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Losses and loss adjustment expenses	$821,512	$854,188
Unearned premiums	7,171	6,871
Deferred payment obligation, including interest	674,191	629,700
Accrued expenses and other liabilities	110,600	109,042
Total liabilities	1,613,474	1,599,801
Commitments and contingencies - Note 4
Stockholders' deficit:
Preferred stock, par value $0.01 per share --- authorized 1,000,000
shares; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share --- authorized 32,000,000
shares; issued and outstanding 15,328,128 and 15,258,128 shares	153	153
Additional paid-in capital	114,115	114,111
Accumulated other comprehensive income, net of income tax
liability of $16,575	12,493	8,977
Accumulated deficit	(864,540)	(826,815)
Deficit in assets	(737,779)	(703,574)
Total liabilities and stockholders' deficit	$875,695	$896,227

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2012	2011

Revenue:
Premiums written:
Direct	$36,149	$39,355
Ceded	(1,310)	(2,060)
Net premiums written	34,839	37,295
Change in unearned premiums	(302)	(167)
Earned premiums	34,537	37,128

Net investment income	6,109	8,491
Net realized investment gains (losses)	173	(436)
Other income	3	27
	40,822	45,210

Losses and expenses:
Net losses and loss adjustment expenses	67,982	41,705
Interest expense on the deferred payment obligation	4,981	3,978
Other operating expenses	5,584	4,437
	78,547	50,120
Loss before income taxes	(37,725)	(4,910)
Income taxes	-	-
Net loss	$(37,725)	$(4,910)

Other comprehensive income (loss), net of tax:
Change in unrealized gains on investments	$3,516	$(2,646)
Comprehensive loss	$(34,209)	$(7,556)

Loss per common and common equivalent share:
Diluted loss per share	$(2.47)	$(0.32)

Shares used in computing loss per common and common equivalent share:
Diluted	15,258,128	15,224,684

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2012	2011

Operating activities
Net loss	$(37,725)	$(4,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Losses, loss adjustment expenses and unearned premium reserves	(32,376)	(69,379)
Accrued expenses and other liabilities	1,558	616
Deferred payment obligation, including accrued interest	44,491	48,685
Income taxes recoverable	-	11,707
Reinsurance, net	3,276	7,307
Accrued investment income	(542)	(79)
Net realized investment (gains) losses	(173)	436
Provision for depreciation	219	268
Discount accretion on investments	920	467
Other assets	2,641	(162)
Other operating activities	4	18
Net cash used in operating activities	(17,707)	(5,026)

Investing activities
Securities available-for-sale:
Purchases – fixed maturities	(19,837)	(27,539)
Sales – fixed maturities	8,481	4,942
Maturities – fixed maturities	19,581	21,572
Other investment activity	217	(730)
Sales (purchases) of short-term investments	(13,970)	7,092
Net cash (used in) provided by investing activities	(5,528)	5,337

Net change in cash and cash equivalents	(23,235)	311
Cash and cash equivalents at beginning of period	40,590	38,762
Cash and cash equivalents at end of period	$17,355	$39,073

Supplemental schedule of cash flow information
Cash (received) paid during the period for:
Income taxes	$-	$(11,707)
Interest	$-	$-

See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

The term “settled,” as used in these financial statements in the context of the payment of a claim, refers to the satisfaction of Triad’s obligations following the submission of valid claims by its policyholders.  Prior to June 2009, valid claims were settled solely by a cash payment.  As required by the second Corrective Order, effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation (“DPO”).  The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, and include certain requirements on the payment of claims.  Failure to comply with the provisions of the Corrective Orders could result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation, or liquidation of Triad.

TGI is the public company whose stock is traded on the OTC Bulletin Board (“OTCBB”) and the OTC Markets Group’s OTCQB tier (“Pink Sheets”) under the symbol “TGIC”. TGI owns TGIC, which is its only operating subsidiary. Aside from its ownership of TGIC, TGI’s assets amount to approximately $1.3 million, which consist primarily of cash holdings. The remainder of the $875.7 million of assets reported on the Consolidated Balance Sheets presented in this Form 10-Q are the assets of Triad. Triad is prohibited from paying dividends or distributing assets to TGI without the approval of the Department. The Company believes that, absent significant positive changes in the economy and the residential real estate market, the existing assets combined with the future premiums of Triad likely will not be sufficient to meet Triad’s current and future policyholder obligations and, therefore, none of Triad’s assets would be available to TGI and its stockholders other than to reimburse certain TGI expenses incurred on behalf of TGIC. Therefore, the ultimate value of TGI will be determined by its cash holdings less any future expenses not reimbursed by Triad.  TGI is exploring strategies to acquire profitable, growing businesses and leverage its insurance industry knowledge, management expertise, and Net Operating Loss (“NOL”) carryforwards that were generated on a consolidated basis with Triad in order to increase its value for the benefit of its stockholders. No assurance can be given that TGI will be able to successfully implement such a strategy, or, if implemented, to increase its stockholder value.

Accounting Principles

The Company prepares its financial statements presented in this Quarterly Report on Form 10-Q in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The financial statements for Triad that are provided to the Department are prepared in accordance with Statutory Accounting Principles (“SAP”) as set forth in the Illinois Insurance Code or prescribed by the Department.  The primary difference between GAAP and SAP for Triad at March 31, 2012 was the reporting requirements relating to the DPOs stipulated in the second Corrective Order.

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

2.  Going Concern

The Company has prepared its financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to the Company's ability to continue as a going concern.  This uncertainty is based on, among other things, the possible failure of Triad to comply with the provisions of the Corrective Orders and the Company's ability to generate enough income over the term of the remaining run-off to overcome its $737.8 million deficit in assets at March 31, 2012.

The positive impact on statutory surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $228.9 million at March 31, 2012, as opposed to a deficiency in policyholders’ surplus of $770.3 million on the same date had the second Corrective Order not been implemented.  While the implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about the Company’s ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent, if Triad fails to comply with provisions of the Corrective Orders, or for other reasons.  If the Department seeks receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  The consolidated financial statements that are presented in this report do not include any accounting adjustments that reflect the financial risks of Triad entering receivership proceedings or otherwise not continuing as a going concern.  See Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information about our financial solvency and going concern risks and uncertainties.

3.  Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or subsequent periods.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Consolidation

The consolidated financial statements include the accounts of TGI and its wholly owned subsidiary, TGIC, including TGIC’s wholly-owned subsidiary, TGAC.  All significant intercompany accounts and transactions have been eliminated.

Corrective Orders and Regulation

Triad has entered into two Corrective Orders with the Department as detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Among other things, the Corrective Orders:

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

The DPO is an interest-bearing subordinated obligation of Triad with no stated repayment terms. The requirement to settle claims with both the payment of cash and recording of a DPO became effective in June 2009.  The second Corrective Order requires that Triad hold assets to support the DPO liability in a separate account pursuant to a custodial arrangement. At March 31, 2012, the recorded DPO, including accrued interest of $35.6 million, amounted to $674.2 million or 86% of total invested assets. Triad is currently in discussions with the Department regarding a possible amendment to the second Corrective Order that would require the escrow of DPOs and accrued carrying charges only if requested by the Director and would limit the amount of carrying charges credited to the DPO holders to the amount of net investment income earned by Triad.

The recording of a DPO does not impact reported settled losses as the Company continues to report the entire amount of a claim in its statements of comprehensive loss.  The accounting treatment for the recording of DPOs on Triad’s balance sheet on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus which serves to increase reported statutory surplus.  However, in the Company’s financial statements prepared in accordance with GAAP included in this report, the DPOs and related accrued interest are reported as a liability.  At March 31, 2012, the cumulative effect of the DPO requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves at anticipated cash payment rather than the estimated full claim amount, was to increase statutory policyholders’ surplus by $999.2 million over the amount that would have been reported absent the second Corrective Order. The cumulative increase to statutory policyholders’ surplus as a result of the DPO requirement was $967.5 million at December 31, 2011. There was no such impact to loss reserves or stockholders’ deficit calculated on a GAAP basis, which is the primary reason for the reported deficit in assets. Any repayment of the DPO or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.

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

Failure to comply with the provisions of the Corrective Orders or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  Any such actions would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws or otherwise consider dissolution of the Company. See Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

Triad is also subject to comprehensive regulation by the insurance departments of the various other states in which it is licensed to transact business. The insurance departments of the other states have been working with the Department in the administration and oversight of the Corrective Orders.

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

Reinsurance

Prior to entering into run-off, the Company entered into various captive reinsurance agreements that were designed to allow lenders to share in the risks of mortgage insurance. All of the captive reinsurance agreements include, among other things, minimum capital requirements and require a trust be established to partially support the reinsurer’s obligations under the agreement. Reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of the reinsurer to honor its obligation in excess of the minimum capital level required by the reinsurance agreement could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible from the captive reinsurance company. At March 31, 2012, reinsurance recoverable on loss reserves from captive reinsurers was approximately $18.7 million and captive reinsurance trust balances were $37.7 million. At March 31, 2012, approximately $1.2 million of reinsurance recoverable on loss reserves exceeded the available trust balance for which no benefit was recognized in our financial statements.

Loss Reserves

The Company establishes loss reserves to provide for the estimated costs of settling claims on loans reported in default and estimates on loans in default that are in the process of being reported to the Company as of the date of the financial statements.  Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default.  Loss reserves are established by management using historical experience and by making various assumptions and judgments about claim rates (frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default.  The Company’s reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as, among others, default status, policy year, and the number of mortgage payments missed, as well as the combined loan-to-value (“LTV”) ratio.  The Company also incorporates in the calculation of loss reserves the probability that a policy may be rescinded for underwriting violations.

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

Rescissions are a key component in determining the level of estimated loss reserves and ultimately the level of paid claims. During 2011 and 2010, the Company rescinded coverage on policies with risk in force of $371 million and $714 million, respectively.  During the first quarter of 2012, the Company rescinded coverage on policies with risk in force of $85 million compared with $151 million in the comparable prior year period. Furthermore, the rescission factor utilized in the calculation of our loss reserves resulted in a reduction to our gross reserves of $181.6 million at March 31, 2012 compared to $205.7 million at December 31, 2011. Any change to the actual rescission rate compared to those utilized in the reserve methodology can have a material impact on the Company’s financial condition. Such changes may come about for a number of reasons including legal determinations and agreements regarding Triad’s ability to rescind coverage.  See Note 4, “Litigation” in this Form 10-Q and Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

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

In May 2011, the FASB, together with the International Accounting Standards Board (“IASB”), jointly issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”).  The adoption of ASU 2011-04 gives fair value the same meaning between GAAP and International Financial Reporting Standards (“IFRS”), and improves consistency of disclosures relating to fair value.  The Company adopted the provisions of ASU 2011-04 effective January 1, 2012 and included the required disclosures in these financial statements.  The adoption of this statement did not have a material impact on the financial statements.

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

4.  Litigation

The Company is involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below.  No reserves have been established in the financial statements regarding current litigation as the potential liabilities, if any, are not probable or cannot be reasonably estimated.

On February 6, 2009, James L. Phillips served a complaint alleging violations of federal securities laws against TGI and two of its officers in the United States District Court, Middle District of North Carolina on behalf of a purported class of persons who acquired the common stock of the Company between October 26, 2006 and April 1, 2008.  TGI filed its motion to dismiss the amended complaint on August 21, 2009 and on January 27, 2012 the Magistrate Judge recommended that TGI’s motion to dismiss be granted.  The plaintiff filed an amended complaint on March 30, 2012. TGI intends to vigorously defend this matter.

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief. The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action. Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. Three groups of current owners and/or servicers of AHM-originated loans filed motions to intervene in the lawsuit, which were granted by the Court on May 10 and October 29, 2010. On March 4, 2011, Triad amended its complaint to add a count alleging fraud in the inducement. On March 25, 2011, each of the interveners filed a motion to dismiss. Triad filed its answer and answering brief in opposition to the motions to dismiss on May 27, 2011 and the interveners filed their reply briefs on July 13, 2011. The total amount of risk originated under the AHM master policies, accounting for any applicable stop-loss limits associated with Modified Pool contracts and less risk originated on policies that have been subsequently rescinded, was $1.3 billion, of which $0.7 billion remained in force at March 31, 2012. Triad continues to accept premiums and process claims under the master policies, with the earned premiums and settled losses reflected in the Consolidated Statements of Comprehensive Loss.  However, as a result of the litigation, Triad ceased remitting claim payments to companies servicing loans originated by AHM and the liability for losses settled but not paid is included in “Accrued expenses and other liabilities” on the Consolidated Balance Sheets. Triad has not recognized any benefit in its financial statements pending the outcome of the litigation.

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

On December 19, 2011, January 17, 2012, and April 12, 2012, complaints were served against TGIC in the United States District Court, Central District of California, United States District Court, Eastern District of Pennsylvania, and United States District Court, Eastern District of Pennsylvania, respectively. The plaintiffs purport to represent a class of persons whose loans were insured by a mortgage guaranty insurance policy and reinsured through a captive reinsurer. The complaints allege that such reinsurance is in violation of the Real Estate Settlement Procedures Act. In each case, the lender, captive reinsurer, and various mortgage guaranty insurers were sued. Triad did not provide mortgage guaranty insurance on the named plaintiffs’ loans in any of these lawsuits. Triad intends to vigorously defend these matters. The cases have been stayed at the request of the plaintiff pending the outcome of another case pending before the U.S. Supreme Court.

The Consumer Financial Protection Bureau (“CFPB”) issued a letter to Triad Guaranty Inc. on January 3, 2012, advising TGI that it was investigating premium ceding practices by mortgage insurers, lenders, and their captive reinsurers and requested certain information from Triad. Triad is cooperating with the CFPB in its investigation.

5.  Investments

All fixed maturity securities are classified as “available-for-sale” and are carried at fair value.   Unrealized gains on available-for-sale securities, net of tax, are reported as a separate component of accumulated other comprehensive income in shareholders’ equity. Due to the Company operating in run-off under the supervision by the Department and the uncertainty surrounding the Company’s ability to continue as a going concern, the Company is no longer in a position to retain a security that is in an unrealized loss position, even on a temporary basis, until it potentially recovers value. Accordingly, the Company recognizes an other than temporary impairment loss on all securities for which the fair value is less than the amortized cost at the balance sheet date. Impairment losses are recognized as realized investment losses in the Consolidated Statements of Comprehensive Loss. If the Company believes that the recorded impairment was due to reasons other than credit related, the difference between the impaired value and principal amount will be amortized as a component of interest income through the anticipated maturity date. The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities as of March 31, 2012 and December 31, 2011 were as follows:

	As of March 31, 2012
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$13,623	$257	$-	$13,880
Foreign government securities	9,586	501	-	10,087
Corporate debt	499,289	20,350	-	519,639
Residential mortgage-backed	22,492	1,428	-	23,920
Commercial mortgage-backed	30,376	375	-	30,751
Asset-backed	75,908	739	-	76,647
State and municipal bonds	60,911	4,967	-	65,878
Total fixed maturities	712,185	28,617	-	740,802
Short-term investments	44,069	25	-	44,094
Total securities	$756,254	$28,642	$-	$784,896

	As of December 31, 2011
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$13,662	$341	$-	$14,003
Foreign government securities	9,585	439	-	10,024
Corporate debt	498,919	16,708	-	515,627
Residential mortgage-backed	28,036	1,280	-	29,316
Commercial mortgage-backed	31,184	374	-	31,558
Asset-backed	76,006	730	-	76,736
State and municipal bonds	63,776	5,198	-	68,974
Total fixed maturities	721,168	25,070	-	746,238
Short-term investments	30,099	3	-	30,102
Total securities	$751,267	$25,073	$-	$776,340

Unrealized gains do not necessarily represent future gains that the Company will realize.  The value of the Company’s investment portfolio will vary depending on overall market interest rates, credit spreads, and changing conditions related to specific securities, as well as other factors. Volatility may increase in periods of uncertain market or economic conditions. Unrealized gains at both March 31, 2012 and December 31, 2011 were due primarily to a decline in interest rates from those at the time of initial purchase, although the recovery in value of previously impaired fixed maturity securities also contributed to the level of unrealized gains. The increase in unrealized gains during the first quarter of 2012 was largely due to a tightening of credit spreads.

The amortized cost and estimated fair value of fixed maturity available-for-sale securities at March 31, 2012 are summarized by stated maturity below. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are presented separately below because they generally provide for periodic payments of principal.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Fair Value

Maturity:
One year or less	$99,619	$100,460
After one year through five years	429,029	447,560
After five years through ten years	33,167	36,376
After ten years	21,594	25,088
	583,409	609,484
Assets with periodic principal payments:
Asset-backed securities	75,908	76,647
Commercial mortgage-backed securities	30,376	30,751
Residential mortgage-backed securities	22,492	23,920
Total	$712,185	$740,802

Actual and expected maturity for certain securities may differ from stated maturity due to call and prepayment provisions.

Realized Gains (Losses) Related to Investments

The details of net realized investment gains (losses) are as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2012	2011

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$222	$429
Gross realized losses	(49)	(865)
Net realized gains (losses)	$173	$(436)

Gross realized losses in the first quarter of both 2012 and 2011 were primarily attributable to the other-than-temporary write downs of securities whose market value was less than the respective cost basis.

6.  Fair Value Measurement

Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of March 31, 2012 and December 31, 2011 are summarized below:

	March 31, 2012		December 31, 2011
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets
Fixed maturity securities available-for-sale	$740,802	$740,802	$746,238	$746,238
Short-term investments	44,094	44,094	30,102	30,102

Valuation Methodologies and Associated Inputs

The Company utilizes the provisions of ASC 820 as amended by ASU 2010-06 in its estimation and disclosures about fair value of financial assets.  There are no liabilities as of March 31, 2012 or December 31, 2011 that meet the criteria of a financial instrument. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are as follows:

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

An asset’s or a liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  An asset’s or a liability’s level within the fair value hierarchy as well as transfers in and out of Level 3 are determined at the end of the reporting period.  At March 31, 2012, approximately 0.1% of the Company’s invested assets were Level 3 securities.

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

Based upon this review, prices submitted by the independent pricing services may be challenged and replaced if appropriate.

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

Other short-term instruments – Other short-term instruments primarily include discounted and coupon bearing commercial paper as well as corporate securities purchased with maturity less than twelve months at time of purchase. Short term investments are carried at amortized cost which approximates fair market value or at fair market value utilizing regularly updated dealer or secondary trading quotes. Other short-term instruments are categorized as Level 2.

Fair Value of Investments

The Company did not have any material assets measured at fair value on a non-recurring basis as of March 31, 2012 or at December 31, 2011. The following table summarizes the assets measured at fair value on a recurring basis and the source of the inputs in the determination of fair value as of March 31, 2012 and December 31, 2011:

		Fair Value at Reporting Date Using
(dollars in thousands)	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale:
Fixed maturities:
U. S. government and agency securities	$13,880	$-	$13,880	$-
Foreign government securities	10,087	-	10,087	-
Corporate debt	519,639	-	519,639	-
Residential mortgage-backed	23,920	-	23,920	-
Commercial mortgage-backed	30,751	-	30,751	-
Asset-backed	76,647	-	76,280	367
State and municipal bonds	65,878	-	65,878	-
Total fixed maturities	740,802	-	740,435	367
Short-term investments:
Money market instruments	18,075	18,075	-	-
Other	26,019	-	26,019	-
Total	$784,896	$18,075	$766,454	$367

		Fair Value at Reporting Date Using
(dollars in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale:
Fixed maturities:
U. S. government and agency securities	$14,003	$-	$14,003	$-
Foreign government securities	10,024	-	10,024	-
Corporate debt	515,627	-	515,627	-
Residential mortgage-backed	29,316	-	29,316	-
Commercial mortgage-backed	31,558	-	31,558	-
Asset-backed	76,736	-	75,736	1,000
State and municipal bonds	68,974	-	68,974	-
Total fixed maturities	746,238	-	745,238	1,000
Short-term investments:
Money market instruments	4,575	4,575	-	-
Other	25,527	-	25,527	-
Total	$776,340	$4,575	$770,765	$1,000

Significant unobservable inputs (Level 3) were used in determining the fair value on certain bonds in the fixed maturities portfolio during this period.  The following table provides a reconciliation of the beginning and ending balances of these Level 3 bonds and the related gains and losses related to these assets during the three months ended March 31, 2012 and 2011, respectively.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Three Months Ended
	March 31,
(dollars in thousands)	2012	2011

Securities available-for-sale:
Asset-backed bonds:
Beginning balance	$1,000	$1,591
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains and losses (realized and unrealized):
Included in operations	126	(35)
Included in other comprehensive income	(71)	20
Purchases, issuances, sales, and settlements:
Purchases	-	52
Issuances	-	-
Sales	(688)	-
Settlements	-	-
Ending balance	$367	$1,628

The amount of total gains and losses for the period included in operations attributable to realized gains and losses and the change in unrealized gains and losses relating to assets still held at the reporting date.	$55	$(15)

7.  Loss Per Share ("EPS")

Basic and diluted EPS are based on the weighted-average daily number of shares outstanding.  In computing diluted EPS, only potential common shares that are dilutive – those that reduce EPS or increase loss per share – are included.  Exercises of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported.  For the three months ended March 31, 2012 and 2011, the Company reported a loss from operations and therefore had no dilutive effect of stock options and unvested restricted stock on the weighted-average shares outstanding.  The numerator used in both the basic EPS and diluted EPS calculation is the loss reported for the period represented.  For the three months ended March 31, 2012 and 2011, options to purchase approximately 30,830 and 2,538 shares, respectively, of the Company’s common stock were excluded from the calculation of EPS because they were antidilutive.

8.  Comprehensive Loss

Comprehensive loss consists of the net loss and other comprehensive income (loss).  For the Company, other comprehensive income (loss) is normally composed of the change in unrealized gains on available-for-sale securities, net of deferred income taxes. Given the Company’s previous substantial losses from operations, regulatory oversight of its operations, and the significant doubt regarding its ability to continue as a going concern, the Company may be unable to hold impaired assets for a sufficient time to recover their value.  Thus, any security with a fair value less than the book value at the balance sheet date is considered to be other-than-temporarily impaired and the loss is recognized as a realized loss in the Consolidated Statements of Comprehensive Loss. For the three months ended March 31, 2012 the Company’s other comprehensive income was $3.5 million and the Company’s comprehensive loss was $34.2 million. For the three months ended March 31, 2011, the Company’s other comprehensive loss was $2.6 million and the Company’s comprehensive loss was $7.6 million.

At March 31, 2012, the Company’s accumulated other comprehensive income of $12.5 million was comprised of unrealized gains on investments of $29.1 million, offset by income tax liability of $10.2 million and a valuation allowance against deferred tax assets of $6.4 million.  At December 31, 2011, the Company’s accumulated other comprehensive income of $9.0 million was comprised of unrealized gains on investments of $25.6 million, offset by income tax liability of $9.0 million and a valuation allowance against deferred tax assets of $7.6 million.

9.  Income Taxes

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

Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves required under SAP. Generally, the amounts so deducted must be included in taxable income in the tenth subsequent year.  However, due to the large amount of losses generated through March 31, 2012, the Company has extensive Net Operating Loss (“NOL”) carryforwards that will not allow it to take advantage of these special tax deductions until such time as future profits exceed the amounts on the NOL carryforwards.

The Company uses the provisions of ASC 740, Income Taxes (“ASC 740”) to account for and report tax positions taken or expected to be taken in its tax return that directly or indirectly affect amounts reported in its financial statements, including the accounting and disclosure for uncertainty in tax positions.

The Company’s policy for recording interest and penalties, if any, associated with audits is to record such items as a component of income before taxes.  Penalties would be recorded in “other operating expenses” and interest paid or received would be recorded as interest expense or interest income, respectively, in the statements of comprehensive loss.

The Company cannot determine that any of its deferred tax assets will result in future tax benefits with any degree of certainty; therefore, a valuation allowance was established for the portion of these assets that are not currently expected to be realized.  At March 31, 2012, the Company established a valuation allowance of approximately $358.3 million against a $369.2 million deferred tax asset.  Based upon a review of the Company's anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company concluded that it is more likely than not that the $369.2 million of the gross deferred tax assets, net of $11.0 million of deferred tax liabilities, will not be realized.

As of March 31, 2012, the Company had a NOL carryforward on a regular tax basis of approximately $679.6 million.  Of this amount, if it remains unused, $195.3 million expires in 2028, $85.6 million expires in 2029, $126.6 million expires in 2030, $219.5 million expires in 2031, and $52.7 million will expire in 2032. The amount and timing of realizing the benefit of NOL carryforwards depends on future taxable income and limitations imposed by tax laws.  The benefit of the NOL carryforward has not been recognized in the consolidated financial statements.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes our consolidated financial condition, changes in financial position, and results of operations for the three months ended March 31, 2012 and 2011.  This discussion supplements Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011, and should be read in conjunction with the interim financial statements and notes contained herein.

Certain of the statements contained in this Quarterly Report on Form 10-Q are "forward-looking statements" and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include estimates and assumptions related to economic, competitive, regulatory, operational and legislative developments and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to change, uncertainty and circumstances that are, in many instances, beyond our control and they have been made based upon our current expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of a number of factors, including: the possibility that the Illinois Department of Insurance may take various actions regarding Triad if we do not operate our business in accordance with the revised financial and operating plan and the Corrective Orders, or for other reasons, including seeking receivership proceedings; our ability to operate our business in run-off and maintain a solvent run-off; our ability to continue as a going concern; the possibility of general economic and business conditions that are different than anticipated; legislative, regulatory, and other similar developments; changes in interest rates, employment rates, the housing market, the mortgage industry and the stock market; legal and other proceedings regarding modifications and refinancing of mortgages and/or foreclosure proceedings; the possibility that there will not be adequate interest in our common stock to ensure efficient pricing; and the relevant factors described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 section below, as well as in other reports and statements that we file with the Securities and Exchange Commission (the “SEC”).  Forward-looking statements are based upon our current expectations and beliefs concerning future events and we undertake no obligation to update or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made, except as required by the federal securities laws. Any forward-looking statements that are made are current only as of the date on which we filed this report.

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

TGIC is an Illinois-domiciled mortgage guaranty insurance company and TGAC is an Illinois-domiciled mortgage guaranty reinsurance company. The Illinois Department of Insurance (the “Insurance Department”) is the primary regulator of both TGIC and TGAC.  The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the “Department”) to enforce rules or exercise discretion over almost all significant aspects of our insurance business. We ceased issuing new commitments for mortgage guaranty insurance coverage in 2008 and are operating our business in run-off under two Corrective Orders issued by the Department.  As noted above and throughout this report, the term "run-off" means continuing to service existing policies, but writing no new mortgage guaranty insurance policies.  Servicing existing policies during run-off includes:

•	billing and collecting premiums on policies that remain in force;
•	working with borrowers in default to remedy or cure the default and/or mitigate our loss;
•	reviewing policies for the existence of misrepresentation, fraud, or non-compliance with stated programs; and
•	settling all legitimate filed claims per the provisions of the policies and the two Corrective Orders issued by the Department.

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

TGI is the public company whose stock is traded on the OTC Bulletin Board (“OTCBB”) and the OTC Markets Group’s OTCQB tier (“Pink Sheets”) under the symbol “TGIC”. TGI owns TGIC, which is its only operating subsidiary. Aside from its ownership of TGIC, TGI’s assets amount to approximately $1.3 million, which consist primarily of cash holdings. The remainder of the $875.7 million of assets reported on the Consolidated Balance Sheets presented in this Form 10-Q are the assets of Triad. Triad is prohibited from paying dividends or distributing assets to TGI without the approval of the Department. We believe that, absent significant positive changes in the economy and the residential real estate market, the existing assets combined with the future premiums of Triad likely will not be sufficient to meet Triad’s current and future policyholder obligations and, therefore, none of Triad’s assets would be available to TGI and its stockholders other than to reimburse certain TGI expenses incurred on behalf of TGIC. Therefore, the ultimate value of TGI will be determined by its cash holdings less any future expenses not reimbursed by Triad (see “Liquidity and Capital Resources” for more information).  TGI is exploring strategies to acquire profitable, growing businesses and leverage its insurance industry knowledge, management expertise, and Net Operating Loss (“NOL”) carryforwards that were generated on a consolidated basis with Triad in order to increase its value for the benefit of its stockholders. No assurance can be given that TGI will be able to successfully implement such a strategy, or, if implemented, to increase its stockholder value.

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

In run-off, our expenses consist primarily of: settled claims (including loss adjustment expenses) net of any losses ceded to captive reinsurers; changes in reserves for estimated future claim payments on loans that are currently in default (including new defaults that are reported during the period) net of any reserves ceded to captive reinsurers; general and administrative costs of servicing existing policies; other general business expenses; and interest expense on the DPO.

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

Accounting Principles

To better comprehend our financial position and results of operations, it is important to understand the difference between accounting principles generally accepted in the United States of America (“GAAP”) and statutory accounting principles (“SAP”) applicable to insurance companies and how we use these accounting principles.

As an insurance company, Triad is required to file financial statements prepared in accordance with SAP with the Department as well as the insurance departments of the states in which it conducts business. The financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders are prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department.  However, the Company prepares its financial statements presented in this Quarterly Report on Form 10-Q and in our other SEC filings in conformity with GAAP.  The primary difference between GAAP and SAP for Triad at March 31, 2012 was the reporting requirements relating to the establishment of the DPO stipulated in the second Corrective Order, which is described below.

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

Corrective Orders

Triad has entered into two Corrective Orders with the Department as detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Among other things, the Corrective Orders:

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

The DPO is an interest bearing subordinated obligation of Triad with no stated repayment terms.  The requirement to settle claims with both the payment of cash and recording of a DPO became effective on June 1, 2009.  The second Corrective Order requires that Triad hold assets to support the DPO liability in a separate account pursuant to a custodial arrangement. At March 31, 2012, the recorded DPO, including accrued interest of $35.6 million, amounted to $674.2 million or 86% of total invested assets compared to $629.7 million or 81% of total invested assets at December 31, 2011.  We are currently in discussions with the Department regarding a possible amendment to the second Corrective Order that would require the escrow of DPOs and accrued carrying charges only if requested by the Director and would limit the amount of carrying charges credited to the DPO holders to the amount of net investment income earned by Triad.

 The recording of a DPO does not impact reported settled losses as we continue to report the entire amount of a claim in our statements of comprehensive loss under both bases of accounting.  The accounting treatment for the recording of DPOs on our balance sheet on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus, which serves to increase reported statutory surplus.  However, in our financial statements prepared in accordance with GAAP included in this report, the DPOs and related accrued interest are reported as a liability.  At March 31, 2012, the cumulative effect of the DPO requirement on statutory policyholders’ surplus, including the impact of establishing loss reserves at anticipated cash payment rather than the estimated full claim amount, was to increase statutory policyholders’ surplus by $999.2 million over the amount that would have been reported absent the second Corrective Order.  The cumulative increase to statutory policyholders’ surplus of the DPO requirement was $967.5 million at December 31, 2011.  There was no such impact to loss reserves or stockholders’ deficit calculated on a GAAP basis and is the primary reason for the reported deficit in assets.  Any repayment of the DPO or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.

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

Failure to comply with the provisions of the Corrective Orders or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation, or liquidation of Triad.  Any such actions would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

Triad is also subject to comprehensive regulation by the insurance departments of the various other states in which it is licensed to transact business.  Currently, the insurance departments of the other states have been working with the Department in the administration and oversight of the Corrective Orders.

Going Concern

Our ability to continue as a going concern is dependent on the Department’s ongoing review of our operating results compared to updated forecasts and our ability to reverse a large deficit in assets through possible future earnings.

Prior to the issuance of the second Corrective Order, our recurring losses from operations and resulting decline in policyholders’ surplus as calculated in accordance with SAP increased the likelihood that Triad would be placed into receivership and raised substantial doubt about our ability to continue as a going concern.  The positive impact on surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders’ surplus in its SAP financial statements of $228.9 million at March 31, 2012, as opposed to what would have been a deficiency in policyholders’ surplus of $770.3 million on the same date had the second Corrective Order not been implemented.  Furthermore, we continued to report a deficit in assets under GAAP of $737.8 million at March 31, 2012. While implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about our ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent, if Triad fails to comply with provisions of the Corrective Orders, or for other reasons including those stated above.  If the Department were to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws or otherwise consider dissolution of the Company.  Our consolidated financial statements that are presented in this report do not include any accounting adjustments that reflect the financial risks of Triad entering receivership proceedings or otherwise not continuing as a going concern.

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

HAMP provides incentives to borrowers, servicers, and lenders to modify loans that are currently in default. HAMP and other such programs have been responsible for a large percentage of our cures since 2009. The number of policies cured under these programs declined in 2011 from levels experienced in 2010; however, recent changes to these programs have proven beneficial to us and have made a meaningful impact on our results.  In January 2012, the U.S. government announced that it was revising HAMP by expanding eligibility requirements and increasing the incentive it pays servicers/lenders for principal forgiveness.  For the first time, beginning in the second quarter of 2012, the U.S. government will also pay Fannie Mae and Freddie Mac an incentive fee for principal forgiveness.  HAMP was scheduled to expire at the end of 2012, but the U.S. government has extended the program until December 2013.  We cannot estimate the impact of these changes on the number of loans eligible for participation or the effect on our results of operations or financial condition.

In determining the number of policies participating in HAMP as well as other foreclosure prevention programs, we rely on information provided to us primarily by the GSEs and servicers.  However, we do not believe that we receive timely information on all participating loans or on the current status of the participating loans and we do not have the necessary information to determine the number of our policies in force that would be eligible for such modification programs.  Furthermore, a number of the policies that have completed the trial modification period have subsequently re-defaulted and we believe the number of policies that re-default will increase in the future, especially as the economic recovery lingers.  This could be exacerbated by adverse conditions in the housing market or economy in general.  The ultimate impact of HAMP and other modification programs is dependent on the number of policies that are successfully modified and do not re-default. Currently, we are unable to estimate with any degree of precision the number of policies that will ultimately cure and not re-default and are, therefore, unable to estimate the ultimate impact of these programs on our results of operations and financial condition.  If HAMP or similar programs prove to be effective in preventing ultimate foreclosure, future settled claim activity could be reduced.

If a loan is modified as part of one of these programs, the previously reported default would be cured, but we would maintain insurance on the loan and would be subject to the same ongoing risk if the policy were to re-default.  Policies that re-default under these programs may ultimately result in losses that are greater than the loss that would have occurred if the policy were never modified.  However, we do not provide loss reserves to account for the potential for re-default.  These programs could adversely affect us to the degree that borrowers who otherwise could make their mortgage payment choose to default in an attempt to become eligible for modification.

HARP was launched in 2009 but revised in the third quarter of 2011.  This program is designed to provide a borrower who is current on all mortgage payments with the opportunity to take advantage of existing lower interest rates through a refinancing that would make the loan more affordable.  Under the original HARP program, only fixed-rate loans with a maximum current loan-to-value (“LTV”) ratio of 125% were eligible, although this restriction was later removed.  The LTV limit for ARMs continues to be 105% of the current value.  We do not expect the revised HARP program will have a significant impact on our short-term results because: (i) these loans must not be in default to qualify; and (ii) we would continue to provide mortgage insurance on the refinanced loan.

Loan servicers and certain government entities have also implemented temporary foreclosure moratoriums in recent years for various reasons, some of which were in response to documentation problems and other issues with foreclosure proceedings.  Because the completion of a valid foreclosure is a requirement for the filing of a claim for loss, these programs serve to temporarily reduce our claims settled, but may lead to greater ultimate claim costs due to the accrual of interest and other expenses. While some of these moratoriums have subsequently been terminated, unresolved legal matters remain for certain mortgages.  While these moratoriums have delayed our claims settled and increased the time a policy remains in our default inventory, we do not expect a significant direct impact on our results of operations or financial condition from these temporary moratoriums.

In February 2012, the federal government and state attorneys general reached a $25 billion settlement agreement with five of the nation’s largest banks regarding claims that alleged, among other things, improper foreclosure practices.  The funds generally will be used for principal reductions, refinancing underwater mortgages, forbearance and short sales, and foreclosure prevention programs.  The banks have three years to implement the settlement agreement.  A great deal of uncertainty currently remains over how the program will be implemented as well as borrower eligibility, but currently we do not believe the settlement will have a meaningful impact on our future results of operations or financial condition.

See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for more information on the risks and uncertainties associated with foreclosure moratoriums.

Consolidated Results of Operations

Following is selected financial information for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,		%
(dollars in thousands, except per share data)	2012	2011	Change

Earned premiums	$34,537	$37,128	(7)
Net losses and loss adjustment expenses	67,982	41,705	63
Net loss	(37,725)	(4,910)	(668)
Diluted loss per share	(2.47)	(0.32)	(672)

The net loss for the three months ended March 31, 2012 as compared to the same period of 2011 were affected by the following:

•
A decrease in earned premium for the first quarter of 2012 compared to the 2011 first quarter due to a 22% decline in insurance in force over the twelve month period, which was mitigated in part by a smaller impact from premium refunds related to rescissions in the first quarter of 2012.

•	A decline in investment income in the first quarter of 2012 due to lower average invested assets and lower market yields.
•
An increase in net losses and loss adjustment expenses during the first quarter of 2012, primarily due to the effects on loss reserves provided for new defaults during the quarter ended March 31, 2012 from the changes in the reserve factors adopted in the 2011 fourth quarter.  Loss and LAE reserves declined by 4% and 7% while Primary risk in default declined by 7% and 9% during the first quarters of 2012 and 2011, respectively.

•	An increase in interest expense during the three months ended March 31, 2012, which was due to the continued growth in accrued carrying charges related to the DPO liability.
•
An increase in other operating expenses during the first quarter of 2012 due to an increase in expenses related to contract underwriting remedies, which was offset in part by declines in employee and other variable costs.

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

Insurance and Risk in Force

Insurance in force is the total principal balance of our insured loans.  The following table provides detail on our direct insurance in force at March 31, 2012 and 2011:

	March 31,		%
(dollars in thousands)	2012	2011	Change

Primary insurance	$23,147,300	$27,764,063	(17)
Modified Pool insurance	5,611,674	9,205,543	(39)
Total insurance	$28,758,974	$36,969,606	(22)

The decline in Primary insurance in force at March 31, 2012 from March 31, 2011 is due to cancellation of insurance coverage resulting primarily from claim settlement and rescission activity.  The decline in Modified Pool insurance in force for the same period is also due to claim settlement and rescission activity, as well as the termination of a number of Modified Pool transactions where pre-determined aggregate stop loss limits in the contracts were met on a settled basis.

Primary insurance persistency increased to 83.4% at March 31, 2012 compared to 81.7% at March 31, 2011. Modified Pool insurance persistency decreased to 61.0% at March 31, 2012 compared to 67.6% at March 31, 2011.  While the cancellation of Modified Pool transactions affected the persistency during both twelve-month periods, the adverse impact was greater during the period ended March 31, 2012.  We believe our persistency has benefited from the temporary delays in foreclosures as well as the inability of many borrowers on loans that we have insured to sell or refinance existing homes due to the decline in home prices and stricter underwriting standards.

A portion of our Modified Pool contracts contain provisions that terminate both the coverage and the contract when cumulative settled losses reach the stop loss limit.  No future premium is received following the termination of these Modified Pool contracts.  During the first quarter of 2012, approximately $36 million of Modified Pool insurance in force under this type of contract was terminated compared to approximately $180 million during the first quarter of 2011.

The majority of our Modified Pool contracts do not terminate when settled losses reach the stop loss limit and premiums will continue to be collected until such time that the remaining insurance in force is reduced to a de minimus amount or, in some cases, ten years from the date of the contract.  For these types of contracts, we recognize the net present value of the estimated future premium in the period during which our payments reach the maximum liability on a settled basis under the contract.  During the first quarter of 2012, there were no Modified Pool transactions under this type of contract that were terminated as a result of cumulative settled losses reaching the stop loss limit. During the first quarter of 2011, however, approximately $291 million of Modified Pool insurance in force under this type of contract was terminated as a result of cumulative settled losses reaching the stop loss limit. For both types of Modified Pool contracts, affected policies are excluded from in force statistics once the contractual stop loss limit is met on a settled basis.  We expect that other Modified Pool transactions will reach their contractual stop loss limits on a settled basis and terminate in the remainder of 2012, which will further accelerate the decline of our Modified Pool insurance in force.

Approximately 67% of our Modified Pool insurance in force was originated from 2005 through 2007.  Given the adverse development of our Modified Pool insurance originated in these years, the majority of these transactions have already reached the stop loss limit on an incurred basis.  As the following table indicates, under our Modified Pool contracts, we have limited loss exposure for future defaults, or changes in loss reserves on existing defaults, from contracts originated from 2005 through 2007.  We have additional exposure to Modified Pool contracts originated in 2004 and prior years; however, given the performance to date for these policy years and our belief about the expected future performance, we expect losses from Modified Pool contracts to have significantly less bearing on our future results compared to our Primary business.

	March 31,
(dollars in thousands)	2012	2011

Modified Pool Summary
Net risk in force (1)	$332,468	$443,573
Carried reserves on net risk in force	109,966	179,155
Remaining aggregate loss exposure on Modified Pool contracts	$222,502	$264,418

Remaining Aggregate Loss Exposure by Policy Year
2003 and Prior	$106,897	$114,709
2004	60,106	74,412
2005	4,213	8,070
2006	47,602	60,207
2007	3,684	7,020
	$222,502	$264,418

(1)	Net risk in force for Modified Pool business reflects the remaining stop loss limits for Modified Pool transaction less any remaining deductible amount.

Net risk in force is computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements and applicable stop-loss limits and deductibles, but before accounting for carried loss reserves.  Net risk in force inclusive of both Primary and Modified Pool insurance was $7.4 billion at March 31, 2012 compared to $9.6 billion at March 31, 2011.  Primary insurance accounted for approximately 81% of our net risk in force at March 31, 2012 compared to 74% at March 31, 2011.  Given the relatively small amount of remaining exposure attributable to Modified Pool insurance, our incurred loss discussions and disclosures in this Form 10-Q are focused on Primary insurance.  The following table provides detail on our Primary risk in force, net of risk ceded to captives.

	March 31,		%
(dollars in thousands)	2012	2011	Change

Gross Primary risk in force	$6,080,253	$7,266,593	(16)
Less: Ceded risk in force	(84,802)	(180,569)	53
Net Primary risk in force	$5,995,451	$7,086,024	(15)

The percentage of our Primary insurance in force subject to captive reinsurance arrangements decreased to 9% at March 31, 2012 from 14% at March 31, 2011.  The decline is primarily due to the commutation of several captive reinsurance agreements, as well as the cancellation of insurance coverage resulting from claim and rescission activity. Assets held in trusts supporting the reinsured risk also declined to $37.7 million at March 31, 2012 compared to $53.2 million at March 31, 2011.  Certain remaining captive reinsurance agreements have trust balances below the reserves ceded under the contracts.  In those cases, the net reserve credit that we recognize in our financial statements is limited to the trust balance.  Given this limitation, as well as the decline in insurance in force subject to captive reinsurance, we expect to only receive limited benefits in future periods from these agreements.

At March 31, 2012, approximately 17% of our gross Primary risk in force was comprised of coverage on loans with the potential for negative amortization (“pay-option ARM”) and interest only loans.  An inherent risk in both a pay-option ARM loan and an interest-only loan is the impact of the scheduled milestone in which the borrower must begin making amortizing payments, which can be substantially greater than the minimum payments required before the milestone is met.  An additional risk to a pay-option ARM loan is that the payment being made may be less than the amount of interest accruing, creating negative amortization on the outstanding principal of the loan.  The majority of our pay-option ARM loan portfolio has accumulated negative amortization and we believe these pay-option ARM loans are or will be subject to significant payment shock, which increases our risk of loss.  Many of these pay-option ARM loans are also from the 2006 and 2007 vintage years and are located in Arizona, California, Florida, and Nevada, which we refer to as “distressed markets.”  The pay-option ARM loans that we insure typically reach the milestone where the borrower must begin making amortization payments no later than five years from the date the loan was issued.  Because many of the pay-option ARMs are from the 2006 and 2007 vintages, the default rates on pay-option ARM loans over the next two years may increase as the remaining loans convert to amortizing payments.

At March 31, 2012, approximately 15% of our gross Primary risk in force is comprised of coverage on “Alt-A” loans.  We define Alt-A loans as loans that have been underwritten with reduced or no documentation verifying the borrower’s income, assets, or employment and where the borrower has a FICO score greater than 619.  We have found a substantial amount of misrepresentation, program violations, and fraud on the Alt-A loans in our portfolio and Alt-A loans have a relatively high rescission rate.  Due in part to depressed conditions in the housing markets, the Alt-A loans, pay-option ARM loans, and interest-only loans have, as a group, performed significantly worse than the remaining prime fixed rate loans.

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

The following table shows risk in force and default statistics for our Primary business by policy year and breaks out the impact of the distressed markets at March 31, 2012 and March 31, 2011:

	March 31, 2012
	Total Company				Distressed Markets
(dollars in thousands)	Primary Risk in Force	Average Primary Risk in Force Per Policy	Primary Loans in Default	Default Rate	Percent of Primary Risk in Force	Average Primary Risk in Force Per Policy	Default Rate
Policy Year
2004 & Prior	$1,246,789	$28.4	4,652	10.6%	15.3%	$27.9	13.1%
2005	840,792	40.3	3,578	17.1%	21.3%	51.7	32.1%
2006	1,205,070	48.6	4,503	18.2%	25.9%	67.9	34.7%
2007	2,365,392	51.2	7,872	17.0%	23.8%	69.4	31.5%
2008	422,210	46.6	916	10.1%	19.1%	54.1	14.8%
Total	$6,080,253	42.0	21,521	14.9%	21.8%	54.1	26.0%

	March 31, 2011
	Total Company				Distressed Markets
(dollars in thousands)	Primary Risk in Force	Average Primary Risk in Force Per Policy	Primary Loans in Default	Default Rate	Percent of Primary Risk in Force	Average Primary Risk in Force Per Policy	Default Rate
Policy Year
2004 & Prior	$1,581,252	$29.0	5,471	10.0%	15.1%	$28.9	12.5%
2005	993,680	40.7	4,128	16.9%	22.0%	52.6	32.9%
2006	1,431,510	49.6	5,875	20.4%	28.8%	69.7	39.9%
2007	2,776,019	52.0	9,928	18.6%	25.7%	70.8	35.4%
2008	484,132	46.7	1,082	10.4%	19.1%	54.8	18.0%
Total	$7,266,593	42.4	26,484	15.4%	23.1%	55.7	28.7%

The number of loans in default includes all reported delinquencies that are in excess of two payments in arrears at the reporting date and all reported delinquencies that were previously in excess of two payments in arrears and have not been brought current.

Revenues

A summary of the individual components of our revenue for the first quarter of 2012 and 2011 follows:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2012	2011	Change

Direct premium written before the impact of refunds	$42,673	$54,718	(22)
Less:
Cash refunds primarily related to rescissions	(12,658)	(15,685)	19
Change in refund accruals primarily related to rescissions	6,134	322	1,805
Direct premium written	36,149	39,355	(8)
Less ceded premium	(1,310)	(2,060)	36
Net premium written	34,839	37,295	(7)
Change in unearned premiums	(302)	(167)	(81)
Earned premiums	$34,537	$37,128	(7)

Net investment income	$6,109	$8,491	(28)
Net realized investment gains (losses)	$173	$(436)	140
Total revenues	$40,822	$45,210	(10)

The decrease in direct premium written before the impact of refunds was primarily due to a 22% decline in insurance in force since March 31, 2011.  Premium refunds, primarily related to rescission activity, include cash premium refunded as well as the change in the accrual for expected premium refunds.  Cash premiums refunded is dependent on the number of policies rescinded and the amount previously collected while the accrual for expected premium refunds is dependent on our future expectations for these items. The activity related to premium refunds reduced direct premium written by 15% in the first quarter of 2012 compared to 28% in the first quarter of 2011. The smaller negative impact from premium refunds in the first quarter of 2012 was primarily due to a larger decrease in the accrual for expected premium refunds reflecting our expectations for lower future rescission activity.  Cash refunds in the first quarter of 2012 declined by 19% compared to the first quarter of 2011, but comprised 30% of direct premium written, which is consistent with the first quarter of 2011.  The accrual we have established for expected premium refunds, which is reported in “Accrued expenses and other liabilities” on our Consolidated Balance Sheets, was $26.5 million at March 31, 2012 compared to $29.3 million at March 31, 2011. The impact of premium refunds on our financial statements going forward will be determined primarily by our expectations for future cash premium refunds and the number of policies for which we retain the right to rescind, which may alter our premium refund accrual as well as the actual cash refunds themselves. We expect actual rescissions and cash premium refunds to decline in the remainder of 2012 compared to the volume we experienced in 2011 and in the first quarter of 2012.

Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captive reinsurers.  The decline in ceded premium in the first quarter of 2012 compared to the first quarter of 2011 reflects the decline in insurance in force subject to captive reinsurance.

Net investment income declined in the first quarter of 2012 compared to the one-year prior period primarily due to a decline in invested assets as well as a decline in the net realized investment yield.  We expect invested assets to decline in the remainder of 2012 as we anticipate funding our deficit in operating cash flow with the proceeds from the maturity and sale of these assets.  For further discussion, see “Investment Portfolio.”

Losses and Expenses

A summary of the significant individual components of losses and expenses for the three months ended March 31, 2012 and 2011 follows:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2012	2011	Change

Net losses and loss adjustment expenses:
Net settled claims	$97,131	$106,909	(9)
Net change in loss reserves	(30,531)	(66,694)	54
Loss adjustment expenses	1,382	1,490	(7)
Total	67,982	41,705	63
Other operating expenses	5,584	4,437	26
Interest expense, including interest on the deferred payment obligation	4,981	3,978	25
Total losses and expenses	$78,547	$50,120	57

Loss ratio	196.8%	112.3%
Expense ratio	16.0%	11.9%
Combined ratio	212.9%	124.2%

Net losses and LAE are comprised of settled claims, LAE, and the change in the loss and LAE reserve during the period. The increase in net losses and LAE in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to differences in the loss reserves established for new defaults.

The following table presents a roll-forward of our Primary risk in default for the first three months of 2012 and 2011.  While both the amount of new risk in default and the rate of new risk in default (new risk in default as a percentage of performing risk in force) were down considerably in the first quarter of 2012 compared to the prior period, our incurred losses increased for the first three months of 2012 as the adjustment to our frequency factors during the 2011 fourth quarter had the effect of increasing the level of reserves for newly reported defaults.  As a result, the reserve established for new defaults had a much greater impact on net losses and LAE during the first quarter of 2012 compared to the same period of 2011.

		Three Months Ended
		March 31,		%
(dollars in thousands)		2012	2011	Change

Beginning risk in default		$1,192,890	$1,555,499	(23)
Plus:	New risk in default	148,922	203,167	(27)
Less:	Paid risk in default	(79,817)	(79,528)	(0)
	Rescinded/Denied risk in default (1)	(62,120)	(125,407)	50
	Cured risk in default	(94,715)	(133,247)	29
Ending risk in default		$1,105,160	$1,420,484	(22)

(1) The majority of amounts included in "Rescinded/Denied risk in default" is comprised of risk on policies that were rescinded.

The cure rate for Primary risk in default (cured risk in default as a percentage of beginning risk in default) declined to 7.9% in the first quarter of 2012 compared to 8.6% in the first quarter of 2011. Cures are most likely to occur while the default is in its early stage.  In general, our expectation for a cure decreases significantly as the underlying mortgage becomes further delinquent until the borrower has missed ten payments.  Given the delays in foreclosure and other factors slowing settled claim activity, the average age of the total default inventory has increased over the past year which, all else being equal, is expected to produce a lower overall cure rate.  At March 31, 2012, 56% of Primary risk in default has missed more than 12 payments compared to 50% at March 31, 2011.  The following table presents the distribution of primary risk in default by the number of payments for which the borrower is in default. The most significant increase has been with policies that have missed more than 30 payments.

	March 31,
	2012	2011
Primary Business
0 - 3 payments	8.7%	9.5%
4 - 6 payments	13.8%	14.9%
7 - 9 payments	12.1%	14.0%
10 - 12 payments	9.1%	11.4%
13 - 15 payments	7.4%	10.1%
16 - 18 payments	6.4%	8.8%
19 - 21 payments	6.5%	7.4%
22 - 30 payments	15.0%	14.1%
More than 30 payments	21.0%	9.8%
	100.0%	100.0%

HAMP and other lender loan modification programs have contributed to cure activity, including cures on policies that have been in default for more than 12 months.  However, the benefit we have received from these programs has generally declined as the number of policies eligible for the programs has declined.  The U.S. government announced changes to HAMP in January 2012 and has extended the program until 2013. We cannot estimate the impact these changes will have on our loss development in 2012. Individual lenders are still actively seeking loan modifications as an alternative to foreclosure outside of the HAMP guidelines and we continue to see the positive results of those efforts, although these cures are primarily coming from more recently reported defaults.

Rescission activity continues to mitigate our level of loss reserves and settled losses, although the impact is down considerably compared to 2011.  We rescinded coverage on Primary policies with $55 million and $119 million of total risk in force during the first quarter of 2012 and 2011, respectively.  While we expect rescission activity to continue to have a material impact on settled claim activity and our results of operations, we expect rescission activity to decline going forward.  Rescission activity remains concentrated on policies originated by certain originators and on those originated in 2006 and 2007.  We believe the majority of the rescinded risk in default would have ultimately resulted in settled claims.  See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for risks and uncertainties associated with rescission activity.

The following table details the amount of Primary risk in default and the Primary reserve balance as a percentage of risk in default at March 31, 2012 and December 31, 2011.  The table also provides the impact of the rescission factor, which is a component of the frequency factor utilized in the reserve model, on gross case reserves at the respective period end.  Due to the changes in the assumptions utilized in our reserve methodology that were adopted in the 2011 fourth quarter and the change in the mix of defaults, the gross case reserves, net of expected rescissions, expressed as a percentage of gross risk in default has increased to 62% at March 31, 2012 compared to 55% one-year prior.

	March 31,	March 31,
(dollars in thousands)	2012	2011
Primary Business
Gross risk on loans in default	$1,105,160	$1,420,481
Risk expected to be rescinded on loans in default	(183,164)	(258,330)
Risk in default net of expected rescissions	$921,996	$1,162,151

Gross case reserve (1)	$819,878	$963,693
Gross case reserves on loans expected to be rescinded	(139,507)	(180,845)
Gross case reserves net of expected rescissions	$680,371	$782,848

Gross case reserves net of expected rescissions as a percentage of gross risk in default	61.6%	55.1%

Gross case reserves net of expected rescissions as a percentage of gross risk in default, net of expected rescissions	73.8%	67.4%

Percentage decrease in gross case reserves from rescission factor	17.0%	18.8%

(1) Reflects gross case reserves, which excludes IBNR and ceded reserves.

The following table provides details on both the dollar amount and number of settled claims of both Primary and Modified Pool insurance for the periods ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2012	2011	Change

Net settled claims:
Primary insurance	$86,139	$85,634	1
Modified Pool insurance	13,241	26,243	(50)
Total direct settled claims	99,380	111,877	(11)
Ceded paid losses	(2,249)	(4,968)	55
Total net settled claims	$97,131	$106,909	(9)

Number of claims settled:
Primary insurance	1,613	1,610	0
Modified Pool insurance	242	418	(42)
Total	1,855	2,028	(9)

We believe that primary direct settled claim activity in both periods presented has been slowed due to delays in foreclosure proceedings resulting from, among other factors, foreclosure moratoriums implemented by servicers. Settled claim activity has also been affected by other factors including our investigation of policies for underwriting violations. Average severity, which is calculated by dividing total direct settled claims by the number of claims settled, for Primary settled claims increased slightly to $53,700 in the first quarter of 2012 compared to $53,100 in the first quarter of 2011. Average severity for Modified Pool settled claims declined to $56,100 in the first quarter of 2012 from $62,600 in the first quarter of 2011.

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

Certain segments of our insured portfolio continue to perform more adversely when compared to the rest of the portfolio. These segments include:

Policies originated on properties in the distressed markets (1)

•	The distressed markets accounted for 37% of our Primary risk in default at March 31, 2012 while comprising only 22% of the Primary risk in force.
•	The Primary default rate for the distressed markets was 26% at March 31, 2012 compared to 13% for the non-distressed markets.
•	The distressed markets comprised 32% of Primary settled claims in the first quarter of 2012 while comprising only 17% of the policies in force at the beginning of the period.
•
The Primary claim rate, defined as the number of Primary claims paid over the previous twelve months as a percentage of the number of Primary policies in force at the beginning of the period, was 9% at March 31, 2012 for the distressed markets compared to 3% for the non-distressed markets.

Policies originated in 2006 and 2007 (1)

•	These policy years accounted for 66% of our Primary risk in default at March 31, 2012 while comprising only 59% of the Primary risk in force.
•	The Primary default rate for these policy years was 17% at March 31, 2012 compared to 12% for the other policy years.
•	These policy years comprised 60% of Primary settled claims in the first quarter of 2012 while comprising only 49% of the policies in force at the beginning of the period.
•	The Primary claim rate for these policy years was 5% at March 31, 2012 compared to 3% for the other policy years.

(1) Percentages are not mutually exclusive and there are many borrowers that qualified under both segments.

We believe the adverse performance of these segments has been due, in part, to non-sustainable levels of home price appreciation in the years prior to 2007 and the subsequent unprecedented depreciation in home prices, combined with less restrictive underwriting standards when the loans were originated.  These segments are also comprised of a large amount of pay-option ARM loans and Alt-A loans that have exhibited significant adverse performance.  While these segments have performed adversely compared to the rest of the portfolio, performance in the other segments has, in general, also been adversely impacted by the same general depressed conditions in home prices and credit markets as well as high unemployment levels.

The table below provides a trend analysis of the gross cumulative incurred loss incidence rate by book year for our Primary business (calculated as cumulative gross losses settled plus loss reserves, excluding the impact of captive structures, divided by policy risk originated, in each case for a particular book year) as it has developed during each of the last five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
Book Year	2012	2011	2011	2011	2011
2000 & Prior	1.06%	1.06%	1.06%	1.06%	1.05%
2001	1.86%	1.87%	1.86%	1.84%	1.81%
2002	2.44%	2.43%	2.39%	2.33%	2.27%
2003	3.34%	3.30%	3.20%	3.12%	2.96%
2004	6.97%	6.86%	6.65%	6.46%	6.13%
2005	16.60%	16.22%	15.57%	15.22%	14.26%
2006	17.46%	16.88%	16.49%	15.87%	16.09%
2007	16.48%	15.83%	15.07%	14.29%	14.16%
2008	7.78%	7.23%	6.55%	6.15%	5.72%
Total	7.94%	7.71%	7.43%	7.15%	7.00%

Prior to 2007, the policies that we insured defaulted for a variety of reasons, but primarily due to loss of employment, divorce, or illness of a mortgage holder.  Historically, based on these primary determinants of default, we expected the gross cumulative incurred loss incidence rate for a specific book year to increase over time as the incidence of default is relatively low in the first two years following loan origination, typically reaches its peak in the second through the fifth year after loan origination, and will moderately increase over time as a small number of policies continue to default.  However, in addition to the above factors, the incidence of default in the current economic environment has been and continues to be adversely impacted by the prolonged elevated levels of unemployment throughout the United States and the steep decline in home prices. Because of the decline in home prices, many borrowers are now in the position where they owe more on the mortgage than the home is worth, causing some borrowers to strategically default, or stop paying the mortgage even though they are financially able to do so.  Prior to 2007, strategic defaults were believed to be a minimal cause of reported defaults.  As the above table indicates, the 2005, 2006 and 2007 book years are exhibiting significantly worse performance compared to the more developed earlier book years.  We do not expect this adverse performance to subside and expect the gross cumulative incurred loss incidence rate of these book years to remain significantly higher than our previous books of business.  As the above table indicates, although not material to the overall results of operations, the 2002 – 2004 book years have also seen increases to the gross cumulative incurred loss incidence rate where historically we would not have expected to see such a large increase given the age of the underlying policies.

Expenses and Taxes

Other operating expenses increased by 26% in the first quarter of 2012 compared to the same period of 2011.  The increase is primarily due to an increase in expenses related to contract underwriting. In the first quarter of 2012, we recognized $2.1 million of expense related to contract underwriting which was comprised of paid remedies of $1.0 million and an increase in the reserve for contract underwriting remedies of $1.1 million to reflect an increase in anticipated remedy payments.  In the first quarter of 2011, expense related to contract underwriting was $0.5 million. We increased the reserve for contract underwriting remedies in the first quarter of 2012 based on our conclusion that our known potential liability exposure had increased since the prior year.  The reserve for contract underwriting may increase in the remainder of 2012 as the limited period under which an indemnification request may be submitted by certain lenders is approaching an end.

A large portion of our variable operating expenses are related to personnel cost which declined by 17% in the 2012 first quarter compared to the 2011 first quarter. The decline was primarily due to a reduction in personnel and the related salary and benefit costs.  A portion of our personnel cost reduction was directly related to our decision to outsource our quality assurance function to a third party, which resulted in the elimination of 17 positions in the third quarter of 2011.  These employees were primarily responsible for investigating loans for fraudulent information, misrepresentations, or other underwriting violations. The personnel savings will be offset by costs under the outsourcing contract, and we do not expect any significant savings from the transaction in the short term, however, we believe we will benefit in future periods by having highly-skilled individuals available to investigate a declining number of defaults under a variable cost pricing structure.

We lease office space with lease commitments through November 2012 and have sub-leased or relinquished our lease on a significant part of unused office space, which continues to provide a positive impact on expenses.

Interest expense increased 26% in the first quarter of 2012 compared to the same period of 2011 due to the increase in accrued carrying charges related to the DPO liability.  Carrying charges on the DPO were the only component of interest expense in both periods and are calculated using simple interest and not compounded.  The payment of carrying charges related to the DPO is dependent on attaining certain risk to capital and other operating ratios and is subject to approval by the Department.  No carrying charges have been paid on the DPO since they were established in June 2008.

Because the Company has an NOL carryforward as of March 31, 2012, we are unable to obtain an immediate benefit from an operating loss.  Therefore, we did not recognize an income tax benefit in the Consolidated Statements of Comprehensive Loss for the first quarter of 2012.  The NOL carryforward is calculated using the amounts reported on our income tax returns, which approximates amounts we reported under SAP as opposed to GAAP.  At March 31, 2012, our NOL carryforward was $679.6 million compared to $627.0 million at December 31, 2011.

Financial Position

Total assets decreased to $875.7 million at March 31, 2012 from $896.2 million at December 31, 2011.  Total cash and invested assets were $802.3 million at March 31, 2012 compared to $816.9 million at December 31, 2011, a decrease of $14.6 million.

Total liabilities were $1.6 billion at both March 31, 2012 and December 31, 2011.  During the first quarter of 2012, the reserve for losses and loss adjustment expenses declined by $32.7 million while the DPO and related accrued carrying charges increased by $44.5 million.  At March 31, 2012, the recorded DPO, including accrued carrying charges of $35.6 million, amounted to $674.2 million or 86% of total invested assets compared to $629.7 million or 81% of total invested assets at December 31, 2011.  We expect the DPO liability to continue to increase.

If the Department determines that the DPO percentage should be reduced and/or distributions should be made to DPO holders, it would most likely result in a large cash payment by Triad, which would be funded from our invested assets.  While we have structured the maturities of our investment portfolio to provide flexibility to accommodate any such possible payments, when and if they occur, the estimation of the timing of these payments requires assumptions as to future events and there are inherent risks and uncertainties involved in making these assumptions. If the maturity of investments fails to provide sufficient cash flow to fund any such possible payments to DPO holders, we could be forced to liquidate securities prior to maturity, which may result in unanticipated realized investment losses. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

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

We utilize a third-party investment manager that specializes in the management of fixed income portfolios for insurance companies for investment advice, portfolio management, and investment accounting and reporting services. We utilize independent pricing services in determining the fair value of the majority of our investments and the investment manager assists in verifying the accuracy of these values. For more information on the pricing of our securities, see Note 6 to the Consolidated Financial Statements included in this document.

Our portfolio is primarily composed of taxable publicly-traded fixed income securities as well as tax-preferred state and municipal securities.  Our taxable publicly-traded fixed income securities primarily include corporate debt obligations, residential mortgage-backed securities, asset-backed securities, and obligations of the U.S. Government and its agencies.

The following table reflects the composition of our investment portfolio at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(dollars in thousands)	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities:
U. S. government and agency securities	$13,880	1.8	$14,003	1.8
Foreign government securities	10,087	1.3	10,024	1.3
Corporate debt	519,639	66.2	515,627	66.4
Residential mortgage-backed	23,920	3.0	29,316	3.8
Commercial mortgage-backed	30,751	3.9	31,558	4.1
Asset-backed	76,647	9.8	76,736	9.9
State and municipal bonds	65,878	8.4	68,974	8.9
Total fixed maturities	740,802	94.4	746,238	96.2
Short-term investments	44,094	5.6	30,102	3.8
Total securities	$784,896	100.0	$776,340	100.0

Total invested assets increased by $8.6 million from December 31, 2011. The increase was primarily due to the reinvestment of investment income in short-term securities.  During the first quarter of 2012, our negative cash flow from operations was funded by our 2011 year-end cash holdings. We anticipate negative cash flow from operations in 2012 and we expect the proceeds from the maturity and sale of securities will be used to fund these anticipated shortfalls.  We have attempted to structure maturities in our investment portfolio in anticipation of these funding needs.  The effective duration of our fixed maturity portfolio declined slightly to 2.0 years at March 31, 2012 from 2.2 years at December 31, 2011.

Unrealized Gains and Losses

The following table summarizes by category our unrealized gains and losses in our securities portfolio at March 31, 2012:

	As of March 31, 2012
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$13,623	$257	$-	$13,880
Foreign government securities	9,586	501	-	10,087
Corporate debt	499,289	20,350	-	519,639
Residential mortgage-backed	22,492	1,428	-	23,920
Commercial mortgage-backed	30,376	375	-	30,751
Asset-backed	75,908	739	-	76,647
State and municipal bonds	60,911	4,967	-	65,878
Total fixed maturities	712,185	28,617	-	740,802
Short-term investments	44,069	25	-	44,094
Total securities	$756,254	$28,642	$-	$784,896

Given our previous substantial losses from operations, regulatory oversight of our operations, and the significant doubt regarding our ability to continue as a going concern, we may be unable to hold impaired assets for a sufficient time to recover their value.  As a result, we do not carry unrealized losses forward and we recognized impairment losses on all securities whose amortized cost was greater than the fair value at March 31, 2012.  If we believe that the recorded impairment was due to reasons other than credit related, we will amortize the difference between the impaired value and principal amount into interest income based upon the anticipated maturity date.  Impairment losses during the first quarter of 2012 were immaterial. During 2011, impairment losses totaled $3.4 million.

The unrealized gains are partly due to the recovery in value of previously impaired fixed income securities. These unrealized gains do not necessarily represent future gains that we will realize.

The value of our investment portfolio is in part determined by interest rates. In general, the value of our investment portfolio will move inversely to the change in interest rates. An increase in interest rates would most likely result in further impairment losses. If interest rates increase from the current level, we may be required to fund a negative cash flow from operations by selling securities for less than par value, which would be detrimental to our financial position.  Changing conditions related to specific securities, overall market interest rates, and credit spreads, as well as our decisions concerning the timing of a sale, may also impact the values we ultimately realize.

Credit Risk

Credit risk is inherent in an investment portfolio.  One way we attempt to limit the inherent credit risk in our portfolio is to maintain investments with relatively high ratings.  The following table shows our investment portfolio by credit ratings.

	March 31, 2012		December 31, 2011
(dollars in thousands)	Fair Value	Percent	Fair Value	Percent

Fixed Maturities:
U.S. treasury and agency bonds	$13,880	1.9	$14,003	1.9
AAA	91,118	12.3	90,936	12.2
AA	191,741	25.9	201,621	27.0
A	386,962	52.2	371,267	49.8
BBB	44,840	6.1	56,355	7.6
BB	1,877	0.3	1,759	0.2
B	293	-	283	-
CCC	1,768	0.2	1,844	0.2
CC and lower	1,887	0.2	1,762	0.2
Not rated	6,436	0.9	6,408	0.9
Total fixed maturities	$740,802	100.0	$746,238	100.0

At March 31, 2012, our fixed income portfolio included no direct exposure to the governments of European Union members and specifically to the governments of Greece, Ireland, Italy, Portugal, or Spain, whose obligations have deteriorated in value due to sovereign debt concerns including ratings downgrades and potential debt restructuring. Our fixed income portfolio at March 31, 2012 included a security of the European Investment Bank, which is rated AAA by S&P, Moody’s, and Fitch, with a market value of $1.0 million. The remainder of our securities included in the Foreign Government classification were securities of Canadian provinces.  However, further deterioration of governments in the European Union, including potential default and ratings downgrades, could have adverse affects on the value of our fixed income portfolio, particularly the financial sector where several individual companies may have a direct interest in European Union sovereign debt.

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

TGI is the public company whose stock is traded on the OTC Bulletin Board (“OTCBB”) and the OTC Markets Group’s OTCQB tier (“Pink Sheets”) under the symbol “TGIC”. TGI owns TGIC, which is its only operating subsidiary. Aside from its ownership of TGIC, TGI’s assets amount to approximately $1.3 million, which consist primarily of cash holdings.  The remainder of the $875.7 million of assets reported on the consolidated balance sheet presented in this Form 10-Q are the assets of Triad. Triad is prohibited from paying dividends or distributing assets to TGI without the approval of the Department. We believe that, absent significant positive changes in the economy and the residential real estate market, the existing assets combined with the future premiums of Triad likely will not be sufficient to meet Triad’s current and future policyholder obligations and, therefore, none of Triad’s assets would be available to TGI and its stockholders other than to reimburse certain TGI expenses incurred on behalf of TGIC. Therefore, the ultimate value of TGI will be determined by its cash holdings less any future expenses not reimbursed by Triad. TGI is exploring strategies to acquire profitable, growing businesses and leverage its insurance industry knowledge, management expertise, and Net Operating Loss (“NOL”) carryforwards that were generated on a consolidated basis with Triad in order to increase its value for the benefit of its stockholders. No assurance can be given that TGI will be able to successfully implement such a strategy, or, if implemented, to increase its stockholder value.

Under the Department’s Corrective Orders, all valid claims under Triad’s mortgage guaranty insurance policies are settled 60% in cash and 40% by the recording of a DPO.  In addition to the DPO, Triad also accrues interest based on the average net investment yield earned by Triad’s investment portfolio.  The ultimate payment of both the DPO and the interest are subject to Triad’s future financial performance and requires the approval of the Department.  At March 31, 2012, the total amount of the DPO was $674.2 million, including accrued carrying charges of $35.6 million, which equates to 86% of our total invested assets.  We are currently in discussions with the Department regarding a possible amendment to the second Corrective Order that would require the escrow of DPOs and accrued carrying charges only if requested by the Director and would limit the amount of carrying charges credited to the DPO holders to the amount of net investment income earned by Triad.

The specific terms of the Corrective Order requiring the DPO have and will continue to positively impact our operating cash flows until such time, if any, that we are required to distribute payments on the DPO.  However, because we remain obligated to pay the DPO and will accrue interest on the DPO, we do not expect to realize any ultimate financial benefit or expense from recording a DPO.

We sold our information technology and operating platform to Essent Guaranty, Inc. (“Essent”) in the fourth quarter of 2009.  Under the terms of the purchase agreement, Essent acquired all of our proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for fixed payments of $15 million, contingent payments of up to $15 million, and the assumption by Essent of certain contractual obligations. We have collected the original $15 million fixed portion of the agreement. The $15 million contingent payment is payable in six equal payments, beginning May 2012, and is subject to Essent writing a certain minimum amount of insurance in each of the six consecutive six month periods following November 30, 2011.  The majority of the payments are remitted to Triad while a small amount is remitted to TGI.  Under a services agreement, Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad.  Payment for these services is a variable expense based on the number of policies in force with a minimum payment of $150,000 per month for the initial five-year term of the agreement. These costs were $1.1 million in the first quarter of 2012 compared to $1.3 million in the first quarter of 2011.

Generally, our sources of operating funds consist of premiums received and investment income.  Operating cash flow is applied to the payment of claims and other expenses.  We reported a deficit in operating cash flow of $17.7 million in the first quarter of 2012 compared to a deficit in operating cash flow of $5.0 million in the respective period of 2011.  Operating cash flow in the first quarter of 2011 benefited from one-time tax refunds amounting to $11.7 million.  The operating cash flows in the first quarters of 2012 and 2011 have benefited from the DPO requirements of the second Corrective Order.  Operating cash flow shortfalls were funded primarily through available cash holdings as well as sales and maturities of short-term investments.  See “Investment Portfolio” for more information.

Net cash received from premiums decreased by 13% to $31.9 million during the first quarter of 2012 from $36.8 million in the first quarter of 2011.  This decrease was due to the overall decline in insurance in force as well as premium refunds related primarily to rescission activity.  Premium refunds were $12.7 million during the first quarter of 2012 compared to $15.7 million in the same quarter of 2011.  Premium ceded in the first quarter of 2012 declined by 36% compared to the same period of 2011.

Cash outflows on settled claims during the first quarter of 2012 were $57.8 million compared to $59.1 million during the same period of 2011.  Cash outflows on settled claims in the first quarter of 2012 and 2011 were reduced by $44.5 million and $48.6 million, respectively, as a result of the DPO requirement.

We expect to report negative quarterly cash flows from operations in the remainder of 2012 as we continue to believe that claims and expenses will exceed our net premium and investment income.  We currently do not anticipate any other significant cash receipts in future periods from captive commutations, income tax refunds, or from other sources. We anticipate that the funds necessary to meet the operating shortfall will come from the scheduled maturities of invested assets and, if needed, sales of other assets in our investment portfolio.

Our deficit in assets increased to $737.8 million at March 31, 2012 from $703.6 million at December 31, 2011.  We expect to continue to report a deficit in assets for the foreseeable future.

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

While Triad continues to cede business to captive reinsurance affiliates of certain mortgage lenders, the financial impact of captive reinsurance is no longer meaningful to our results of operations or financial condition. Total trust assets amounted to $38.8 million at March 31, 2012 compared to $41.6 million at December 31, 2011.  Future captive commutations, if any, are not expected to have a material impact on our results of operations or financial condition.

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

Triad’s policyholders’ surplus at March 31, 2012 was $228.9 million compared to $234.7 million at December 31, 2011.  However, absent the implementation of the DPO requirement, Triad would have reported a deficiency in policyholders’ surplus of $770.3 million at March 31, 2012 and $732.8 million at December 31, 2011.

Holding Company Specific

TGI’s assets consist primarily of $1.3 million of cash holdings. As of March 31, 2012, TGI has no outstanding debt or other material liabilities.  Given our current financial condition, we do not believe we would be able to successfully access the capital markets to obtain long-term or short-term financing on either a debt or equity basis. TGI’s primary source of revenue is the reimbursement of expenses from Triad.  Investment income from TGI’s cash holdings is immaterial.  However, TGI may receive additional contingent payments from the sale of assets to Essent as previously described.

TGI’s expenses primarily consist of legal, Board, accounting, and consulting fees and are expected to range from approximately $100,000 to $400,000 per quarter.  Triad has historically reimbursed TGI for a majority of its operating cash expenses under a management agreement.  Pursuant to the Corrective Orders, we are required to submit to the Department a request for reimbursement of these expenses on a quarterly basis. TGI cash expenses were approximately $0.2 million in the first quarter of 2011. There can be no assurance these quarterly expenditures will not increase in the future or that the Department will not prohibit or limit reimbursements in the future.  If the Department prohibits or limits the reimbursement by Triad of TGI’s operating expenses, the limited cash resources of TGI will be adversely affected.

Update on Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2011, we identified the establishment of the reserves for losses and LAE as well as the valuations on our investments as the two areas that require a significant amount of judgment and estimates.  We provided a sensitivity analysis surrounding the reserve for losses and LAE and the two most sensitive areas of judgment, specifically the frequency and severity factors used in the establishment of reserves.  We continue to believe that a 20% change, plus or minus, in the frequency factor (which includes our estimate of future rescissions in the existing defaults) is possible given the uncertainty surrounding home prices and the economy.  Additionally, we believe the 5% increase or decrease in the severity factor remains a viable range through 2012. In the three months ended March 31, 2012, changes to the frequency and severity factors were immaterial.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We had no material off-balance sheet arrangements at March 31, 2012.

We lease office facilities and office equipment under operating leases with minimum lease commitments that range from one to three years.  We currently sublease space on three of the five floors of our office facility to Essent.  We had no capitalized leases or material purchase commitments at March 31, 2012.

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

•
the possibility that the Department may take various actions regarding Triad if we do not operate our business in accordance with the Corrective Orders, or for other reasons, including instituting receivership proceedings, which would likely eliminate all remaining stockholder value;

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

b)
During the first quarter of 2012, we made changes to the outsourced payroll and benefits provider. Based upon the implementation of these changes, we believe that the internal controls impacting payroll and benefits as they relate to financial reporting have been strengthened; however, we have not been able to adequately test and report on these changes. At this point in time, we do not think these changes to our internal control over financial reporting during the period ended March 31, 2012 were materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below. No reserves have been established in the financial statements regarding current litigation as the potential liabilities, if any, are not probable or cannot be reasonably estimated.

On February 6, 2009, James L. Phillips served a complaint alleging violations of federal securities laws against TGI and two of its officers in the United States District Court, Middle District of North Carolina on behalf of a purported class of persons who acquired the common stock of the Company between October 26, 2006 and April 1, 2008. TGI filed its motion to dismiss the amended complaint on August 21, 2009 and on January 27, 2012, the Magistrate Judge recommended that TGI’s motion to dismiss be granted. The plaintiff filed an amended complaint on March 30, 2012. TGI intends to vigorously defend this matter.

On September 4, 2009, Triad filed a complaint against American Home Mortgage (“AHM”) in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies (“master policies”) and declaratory relief. The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action. Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. Three groups of current owners and/or servicers of AHM-originated loans filed motions to intervene in the lawsuit, which were granted by the Court on May 10 and October 29, 2010. On March 4, 2011, Triad amended its complaint to add a count alleging fraud in the inducement. On March 25, 2011, each of the interveners filed a motion to dismiss. Triad filed its answer and answering brief in opposition to the motions to dismiss on May 27, 2011 and the interveners filed their reply briefs on July 13, 2011. The total amount of risk originated under the AHM master policies, accounting for any applicable stop-loss limits associated with Modified Pool contracts and less risk originated on policies that have been subsequently rescinded, was $1.3 billion, of which $0.7 billion remained in force at March 31, 2012.  Triad continues to accept premiums and process claims under the master policies, with the earned premiums and settled losses reflected in the Consolidated Statements of Comprehensive Loss.  However, as a result of the litigation, Triad ceased remitting claim payments to companies servicing loans originated by AHM and the liability for losses settled but not paid is included in “Accrued expenses and other liabilities” on the Consolidated Balance Sheets. Triad has not recognized any benefit in its financial statements pending the outcome of the litigation.

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

On December 19, 2011, January 17, 2012, and April 12, 2012, complaints were served against TGIC in the United States District Court, Central District of California, United States District Court, Eastern District of Pennsylvania, and United States District Court, Eastern District of Pennsylvania, respectively.  The plaintiffs purport to represent a class of persons whose loans were insured by a mortgage guaranty insurance policy and reinsured through a captive reinsurer. The complaints allege that such reinsurance is in violation of the Real Estate Settlement Procedures Act. In each case, the lender, captive reinsurer, and various mortgage guaranty insurers were sued. Triad did not provide mortgage guaranty insurance on the named plaintiffs’ loans in any of these lawsuits. Triad intends to vigorously defend these matters. The cases have been stayed at the request of the plaintiff pending the outcome of another case pending before the U.S. Supreme Court.

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

Triad Guaranty Inc.

May 11, 2012	/s/ Kenneth S. Dwyer
Kenneth S. Dwyer Senior Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company's Quarterly Report on Form 10-Q, filed on May 11, 2012, for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011; (iii) the Consolidated Statements of Cash Flow for the three months ended March 31, 2012 and 2011; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.