Form 10-Q
period 2012-06-30
TRIAD GUARANTY INC
filed 2012-08-14
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock, par value $0.01 per share, outstanding as of August 3, 2012 was 15,368,128.

TRIAD GUARANTY INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except per share data)	2012	2011
	(unaudited)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $678,878 and $721,168)	$705,250	$746,238
Short-term investments	34,014	30,102
Total invested assets	739,264	776,340
Cash and cash equivalents	36,037	40,590
Accrued investment income	6,318	6,680
Property and equipment	721	1,140
Reinsurance recoverable, net	19,372	22,988
Other assets	46,312	48,489
Total assets	$848,024	$896,227

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Losses and loss adjustment expenses	$779,179	$854,188
Unearned premiums	7,116	6,871
Deferred payment obligation, including interest	723,551	629,700
Accrued expenses and other liabilities	109,576	109,042
Total liabilities	1,619,422	1,599,801
Commitments and contingencies - Note 4
Stockholders' deficit:
Preferred stock, par value $0.01 per share --- authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share --- authorized 32,000,000 shares; issued and outstanding 15,368,128 and 15,328,128 shares	154	153
Additional paid-in capital	114,117	114,111
Accumulated other comprehensive income, net of income tax liability of $16,575	10,175	8,977
Accumulated deficit	(895,844)	(826,815)
Deficit in assets	(771,398)	(703,574)
Total liabilities and stockholders' deficit	$848,024	$896,227

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011

Revenue:
Premiums written:
Direct	$37,948	$35,982	$74,097	$75,336
Ceded	(1,244)	(1,157)	(2,554)	(3,216)
Net premiums written	36,704	34,825	71,543	72,120
Change in unearned premiums	56	569	(246)	402
Earned premiums	36,760	35,394	71,297	72,522

Net investment income	5,874	8,126	11,983	16,617
Net realized investment gains	807	3,000	980	2,564
Other income	2,513	29	2,516	56
	45,954	46,549	86,776	91,759

Losses and expenses:
Net losses and loss adjustment expenses	68,184	41,300	136,166	83,005
Interest expense on the deferred payment obligation	4,938	4,469	9,919	8,447
Other operating expenses	4,136	5,178	9,720	9,615
	77,258	50,947	155,805	101,067
Loss before income taxes	(31,304)	(4,398)	(69,029)	(9,308)
Income taxes	-	-	-	-
Net loss	$(31,304)	$(4,398)	$(69,029)	$(9,308)

Other comprehensive income (loss), net of tax:
Change in unrealized gains on investments	$(2,317)	$4,807	$1,198	$2,160
Comprehensive income (loss)	$(33,621)	$409	$(67,831)	$(7,148)

Loss per common and common equivalent share:
Diluted loss per share	$(2.05)	$(0.29)	$(4.52)	$(0.61)

Shares used in computing loss per common and common equivalent share:
Diluted	15,292,743	15,258,128	15,275,436	15,241,498

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2012	2011

Operating activities
Net loss	$(69,029)	$(9,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Losses, loss adjustment expenses and unearned premium reserves	(74,764)	(149,921)
Accrued expenses and other liabilities	534	4,554
Deferred payment obligation, including accrued interest	93,851	101,536
Income taxes recoverable	-	11,707
Reinsurance, net	3,616	9,576
Accrued investment income	362	674
Net realized investment gains	(980)	(2,564)
Provision for depreciation	419	533
Discount accretion on investments	2,018	923
Other assets	1,930	1,179
Other operating activities	6	19
Net cash used in operating activities	(42,037)	(31,092)

Investing activities
Securities available-for-sale:
Purchases - fixed maturities	(30,782)	(35,338)
Sales - fixed maturities	19,380	39,216
Maturities - fixed maturities	52,372	55,156
Sales - equities	5	-
Other investment activity	418	(94)
Purchases of short-term investments	(3,909)	(26,333)
Net cash provided by investing activities	37,484	32,607

Net change in cash and cash equivalents	(4,553)	1,515
Cash and cash equivalents at beginning of period	40,590	38,762
Cash and cash equivalents at end of period	$36,037	$40,277

Supplemental schedule of cash flow information
Cash received during the period for:
Income taxes	$-	$(11,707)

See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

1.  The Company

Triad Guaranty Inc. ("TGI") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("TGIC"), is a nationwide mortgage guaranty insurer pursuing a run-off of its existing in-force book of business.  Mortgage insurance allows buyers to achieve homeownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market, and protects lenders from credit default-related expenses. The term "run-off" as used in these financial statements means continuing to service existing mortgage guaranty insurance policies but not writing any new policies.

Unless the context requires otherwise, references to "Triad" in this Quarterly Report on Form 10-Q refer to the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation ("TGAC").  References to the "Company" refer collectively to the operations of TGI and Triad.

TGIC is an Illinois-domiciled mortgage guaranty insurance company and TGAC is an Illinois-domiciled mortgage guaranty reinsurance company. The Illinois Department of Insurance (the "Insurance Department") is the primary regulator of both TGIC and TGAC.  The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the "Department") to enforce rules or exercise discretion over almost all significant aspects of Triad's insurance business.

Triad ceased issuing new commitments for mortgage guaranty insurance coverage in 2008 and is operating its business in run-off under two Corrective Orders issued by the Department, as discussed in "Corrective Orders and Regulation" below. The first Corrective Order was issued in 2008.  The second Corrective Order was issued in 2009.  Servicing existing policies during run-off includes:

•	billing and collecting premiums on policies that remain in force;
•	working with borrowers in default to remedy the default and/or mitigate losses;
•	reviewing policies for the existence of misrepresentation, fraud or non-compliance with stated programs; and
•	settling all legitimate filed claims per the provisions of the policies and the two Corrective Orders issued by the Department.

The term "settled," as used in these financial statements in the context of the payment of a claim, refers to the satisfaction of Triad's obligations following the submission of valid claims by its policyholders.  As required by the second Corrective Order, effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation ("DPO").  The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, and include certain requirements on the payment of claims.  Failure to comply with the provisions of the Corrective Orders could result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation, or liquidation of Triad.

TGI is the public company whose stock is traded on the OTC Markets Group's OTCQB tier ("Pink Sheets") under the symbol "TGIC".  TGI owns TGIC, which is its only operating subsidiary. Aside from its ownership of TGIC, TGI's assets amount to approximately $1.3 million, which consist primarily of cash holdings. The remainder of the $848.0 million of assets reported on the Consolidated Balance Sheets presented in this Form 10-Q are the assets of Triad. Triad is prohibited from paying dividends or distributing assets to TGI without the approval of the Department. The Company believes that, absent significant positive changes in the economy and the residential real estate market, the existing assets combined with the future premiums of Triad likely will not be sufficient to meet Triad's current and future policyholder obligations and, therefore, none of Triad's assets would be available to TGI and its stockholders other than to reimburse certain TGI expenses incurred on behalf of TGIC.  Therefore, the ultimate value of TGI could be considered its cash holdings less any future expenses not reimbursed by Triad.  TGI is exploring strategies to acquire profitable, growing businesses and leverage its insurance industry knowledge, management expertise, and Net Operating Loss ("NOL") carryforwards that were generated on a consolidated basis with Triad in order to increase its future value for the benefit of its stockholders. No assurance can be given that TGI will be able to successfully implement such a strategy, or, if implemented, to increase its stockholder value.

Accounting Principles

The Company prepares its financial statements presented in this Quarterly Report on Form 10-Q in conformity with accounting principles generally accepted in the United States of America ("GAAP").  The financial statements for Triad that are provided to the Department are prepared in accordance with Statutory Accounting Principles ("SAP") as set forth in the Illinois Insurance Code or prescribed by the Department.  The primary difference between GAAP and SAP for Triad at June 30, 2012 and December 31, 2011 was the reporting requirements relating to the DPOs stipulated in the second Corrective Order.

A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP.  A deficiency in policyholders' surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP.  A deficit in assets at any particular point in time under GAAP is not necessarily a measure of insolvency.  However, the Company believes that if Triad were to report a deficiency in policyholders' surplus under SAP for an extended period of time, Illinois law may require the Department to seek receivership of Triad, which could compel TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  The second Corrective Order was designed in part to help Triad maintain its policyholders' surplus.

2.  Going Concern

The Company has prepared its financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to the Company's ability to continue as a going concern.  This uncertainty is based on, among other things, the possible failure of Triad to comply with the provisions of the Corrective Orders and the Company's ability to generate enough income over the term of the remaining run-off to overcome its $771.4 million deficit in assets at June 30, 2012.

The positive impact on statutory surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders' surplus in its SAP financial statements of $230.3 million at June 30, 2012, as opposed to a deficiency in policyholders' surplus of $801.5 million on the same date had the second Corrective Order not been implemented.  While the implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about the Company's ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent, if Triad fails to comply with provisions of the Corrective Orders, or for other reasons.  If the Department seeks receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  The consolidated financial statements that are presented in this report do not include any accounting adjustments that reflect the financial risks of Triad entering receivership proceedings or otherwise not continuing as a going concern.

3.  Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or subsequent periods.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Consolidation

The consolidated financial statements include the accounts of TGI and its wholly owned subsidiary, TGIC, including TGIC's wholly-owned subsidiary, TGAC.  All significant intercompany accounts and transactions have been eliminated.

Corrective Orders and Regulation

Triad has entered into two Corrective Orders with the Department as detailed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  Among other things, the Corrective Orders:

•	Require the oversight of the Department on substantially all operating matters;
•	Prohibit stockholder dividends from Triad to TGI without the prior approval of the Department;
•	Prohibit the accrual of interest and the payment of interest and principal on Triad's surplus note to TGI without the prior approval of the Department;
•	Restrict Triad from making any payments or entering into any transaction that involves the transfer of assets to, or liabilities from, any affiliated parties without the prior approval of the Department;
•	Require Triad to obtain prior written approval from the Department before entering into certain transactions with unaffiliated parties;
•	Require that all valid claims under Triad's mortgage guaranty insurance policies are settled 60% in cash and 40% by recording a DPO;
•	Require the accrual of simple interest on the DPO at the same average net rate earned by Triad's investment portfolio; and
•	Require that loss reserves in financial statements prepared in accordance with SAP be established to reflect the cash portion of the estimated claim settlement but not the DPO.

The DPO is an interest-bearing subordinated obligation of Triad with no stated repayment terms.  The second Corrective Order requires that Triad hold assets to support the DPO liability in a separate account pursuant to a custodial arrangement. At June 30, 2012, the recorded DPO, including accrued interest of $40.5 million, amounted to $723.6 million or 98% of total invested assets. Triad is currently in discussions with the Department regarding a possible amendment to the second Corrective Order that would require the escrow of DPOs and accrued carrying charges only if requested by the Director and would limit the amount of carrying charges credited to the DPO holders to the amount of net investment income earned by Triad.

The recording of a DPO does not impact reported settled losses as the Company continues to report the entire amount of a claim in its statements of comprehensive loss.  The accounting treatment for the recording of DPOs on Triad's balance sheet on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus which serves to increase reported statutory surplus.  However, in the Company's financial statements prepared in accordance with GAAP included in this report, the DPOs and related accrued interest are reported as a liability.  At June 30, 2012, the cumulative effect of the DPO requirement on statutory policyholders' surplus, including the impact of establishing loss reserves at anticipated cash payment rather than the estimated full claim amount, was to increase statutory policyholders' surplus by $1.0 billion over the amount that would have been reported absent the second Corrective Order.  The cumulative increase to statutory policyholders' surplus as a result of the DPO requirement was $967.5 million at December 31, 2011. There was no such impact to loss reserves or stockholders' deficit calculated on a GAAP basis, which is the primary reason for the reported deficit in assets.  Any repayment of the DPO or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.

The second Corrective Order provides financial thresholds, specifically regarding the statutory risk-to-capital ratio and the level of statutory policyholders' surplus that, if met, may indicate that the Department should reduce the DPO percentage and/or require distributions to DPO holders.  In January 2012, the Department notified Triad that as of December 31, 2011, based upon Triad's surplus position, risk-to-capital ratio and the continued economic uncertainty, the Department had determined that no change to the DPO percentage was in order nor would it be appropriate for Triad to make a distribution to the DPO holders.

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

Insurance regulations generally limit the writing of mortgage guaranty insurance to an aggregate amount of insured risk no greater than twenty-five times the total of statutory capital, which is defined as the statutory surplus plus the statutory contingency reserve. The Corrective Orders under which Triad is currently operating specifically prohibit the writing of new insurance by Triad.  While the risk-to-capital ratio of Triad has benefitted from the DPO requirements of the Corrective Orders, it remains greater than the 25-to-1 regulatory guideline.  Even if Triad's risk-to-capital ratio were to be reduced to 25-to-1 or lower as a result of the second Corrective Order, Triad would continue to be prohibited by the Department as well as other states from issuing new commitments for insurance.

Reinsurance

Prior to entering into run-off, the Company entered into various captive reinsurance agreements that were designed to allow lenders to share in the risks of mortgage insurance. All of the captive reinsurance agreements include, among other things, minimum capital requirements and require a trust be established to partially support the reinsurer's obligations under the agreement. Reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of the reinsurer to honor its obligation in excess of the minimum capital level required by the reinsurance agreement could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible from the captive reinsurance company. At June 30, 2012, reinsurance recoverable on loss reserves from captive reinsurers was approximately $17.9 million and captive reinsurance trust balances were $36.2 million. At June 30, 2012, approximately $1.4 million of reinsurance recoverable on loss reserves exceeded the available trust balance for which no benefit was recognized in these financial statements.

Loss Reserves

The Company establishes loss reserves to provide for the estimated costs of settling claims on loans reported in default and estimates on loans in default that are in the process of being reported to the Company as of the date of the financial statements.  Consistent with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default.  Loss reserves are established by management using historical experience and by making various assumptions and judgments about claim rates (frequency) and claim amounts (severity) to estimate ultimate losses to be paid on loans in default.  The Company's reserving methodology gives effect to current economic conditions and profiles delinquencies by such factors as, among others, default status, policy year, and the number of mortgage payments missed, as well as the combined loan-to-value ("LTV") ratio.  The Company also incorporates in the calculation of loss reserves the probability that a defaulted policy may be rescinded for underwriting violations.

A number of factors can impact the actual frequency and severity realized during the year compared to those utilized in the reserve assumptions at the beginning of the year including: changes in home prices at a faster rate than anticipated; the unanticipated impact of loan modification programs on cure rates; the impact of a higher or lower unemployment rate than anticipated; an unanticipated slowdown or acceleration of the overall economy; or social and cultural changes that are more accepting of mortgage defaults even when the borrower has the ability to pay.  Changes in the actual rescission rate compared to the rescission rate utilized in the reserve assumptions can also impact the frequency factor.

Rescissions are a key component in determining the level of estimated loss reserves and ultimately the level of paid claims.  During the three months and six months ended June 30, 2012, the Company rescinded coverage on policies with risk in force of $65.6 million and $150.8 million, respectively, compared with $106.6 million and $257.1 million in the comparable prior year periods. The rescission factor utilized in the calculation of loss reserves resulted in a reduction to gross reserves of $144.4 million at June 30, 2012 compared to $205.7 million at December 31, 2011. Any change to the actual rescission rate compared to those utilized in the reserve methodology can have a material impact on the Company's financial condition. Such changes may come about for a number of reasons including legal determinations and agreements regarding Triad's ability to rescind coverage.

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of an Accounting Standards Update ("ASU") to the FASB's Accounting Standards Codification ("ASC").  The Company considers the applicability and impact of all ASUs.  ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's financial statements.

In May 2011, the FASB, together with the International Accounting Standards Board ("IASB"), jointly issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04").  The adoption of ASU 2011-04 gives fair value the same meaning between GAAP and International Financial Reporting Standards ("IFRS"), and improves consistency of disclosures relating to fair value.  The Company adopted the provisions of ASU 2011-04 effective January 1, 2012 and included the required disclosures in these financial statements.  The adoption of this statement did not have a material impact on the financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"), which defers the effective date required to comply with reclassification adjustments out of accumulated other comprehensive income found in ASU 2011-05.  The delay will allow the Board time to re-deliberate whether to require the presentation, on the face of the financial statements, of the effects of reclassifications out of accumulated other comprehensive income.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12.  The Company does not expect the adoption of ASU 2011-12 to have a material impact on its financial statements.

4.  Litigation

The Company is involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below.  No reserves have been established in the financial statements regarding current litigation as the potential liabilities, if any, are not probable or cannot be reasonably estimated.

On February 6, 2009, James L. Phillips served a complaint alleging violations of federal securities laws against TGI and two of its officers in the United States District Court, Middle District of North Carolina on behalf of a purported class of persons who acquired the common stock of the Company between October 26, 2006 and April 1, 2008.  TGI filed its motion to dismiss the amended complaint on August 21, 2009 and on January 27, 2012 the Magistrate Judge recommended that TGI's motion to dismiss be granted.  The plaintiff filed an amended complaint on March 30, 2012, TGI filed its motion to dismiss on May 15, 2012, the plaintiff filed its opposition to Triad's motion to dismiss on July 6, 2012, and TGI filed its reply brief on August 6, 2012.  TGI intends to vigorously defend this matter.

On September 4, 2009, Triad filed a complaint against American Home Mortgage ("AHM") in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies ("master policies") and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action. Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. Three groups of current owners and/or servicers of AHM-originated loans filed motions to intervene in the lawsuit, which were granted by the Court on May 10 and October 29, 2010.  On March 4, 2011, Triad amended its complaint to add a count alleging fraud in the inducement.  On March 25, 2011, each of the interveners filed a motion to dismiss.  Triad filed its answer and answering brief in opposition to the motions to dismiss on May 27, 2011 and the interveners filed their reply briefs on July 13, 2011.  The total amount of risk originated under the AHM master policies, accounting for any applicable stop-loss limits associated with Modified Pool contracts and less risk originated on policies that have been subsequently rescinded, was $1.3 billion, of which $0.6 billion remained in force at June 30, 2012.  Triad continues to accept premiums and process claims under the master policies, with the earned premiums and settled losses reflected in the Consolidated Statements of Comprehensive Loss.  However, as a result of the litigation, Triad ceased remitting claim payments to companies servicing loans originated by AHM and the liability for losses settled but not paid is included in "Accrued expenses and other liabilities" on the Consolidated Balance Sheets.  Triad has not recognized any benefit in its financial statements pending the outcome of the litigation.

On March 5, 2010, Countrywide Home Loans, Inc. filed a lawsuit in the Los Angeles County Superior Court of the State of California alleging breach of contract and seeking a declaratory judgment that bulk rescissions of flow loans is improper and that Triad is improperly rescinding loans under the terms of its master policies.  On May 10, 2010 the case was designated as complex and transferred to the Court's Complex Litigation Program.  Non-binding mediation occurred on July 22, 2011 with a follow-up mediation session on October 13, 2011. The parties are in discussions to settle this matter. In the event that a settlement is not successfully concluded, Triad intends to vigorously defend this matter.

On December 19, 2011, January 17, 2012, and April 12, 2012, complaints were served against TGIC in the United States District Court, Central District of California, United States District Court, Eastern District of Pennsylvania, and United States District Court, Eastern District of Pennsylvania, respectively.  The plaintiffs purport to represent a class of persons whose loans were insured by a mortgage guaranty insurance policy and reinsured through a captive reinsurer.  The complaints allege that such reinsurance is in violation of the Real Estate Settlement Procedures Act. In each case, the lender, captive reinsurer, and various mortgage guaranty insurers were sued. Triad did not provide mortgage guaranty insurance on the named plaintiffs' loans in any of these lawsuits.  Triad intends to vigorously defend these matters.

The Consumer Financial Protection Bureau (the "CFPB") issued a letter to TGI on January 3, 2012, advising TGI that the CFPB was investigating premium ceding practices by mortgage insurers, lenders, and their captive reinsurers and requested certain information from Triad.  The CFPB formally requested additional information on June 20, 2012.  Triad is cooperating with the CFPB in its investigation.

5.  Investments

All fixed maturity securities are classified as "available-for-sale" and are carried at fair value.   Unrealized gains on available-for-sale securities, net of tax, are reported as a separate component of accumulated other comprehensive income in shareholders' equity.  Due to Triad's operating in run-off under the supervision by the Department and the uncertainty surrounding the Company's ability to continue as a going concern, the Company is no longer in a position to retain a security that is in an unrealized loss position, even on a temporary basis, until it potentially recovers value. Accordingly, the Company recognizes an other-than-temporary impairment loss on all securities for which the fair value is less than the amortized cost at the balance sheet date. Impairment losses are recognized as realized investment losses in the Consolidated Statements of Comprehensive Loss. If the Company believes that the recorded impairment was due to reasons other than credit related, the difference between the impaired value and principal amount will be amortized as a component of interest income through the anticipated maturity date. The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities as of June 30, 2012 and December 31, 2011 were as follows:

	As of June 30, 2012
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$10,940	$190	$-	$11,130
Foreign government securities	9,587	494	-	10,081
Corporate debt	493,339	19,049	-	512,388
Residential mortgage-backed	15,509	1,152	-	16,661
Commercial mortgage-backed	28,443	525	-	28,968
Asset-backed	69,478	305	-	69,783
State and municipal bonds	51,582	4,657	-	56,239
Total fixed maturities	678,878	26,372	-	705,250
Short-term investments	34,008	6	-	34,014
Total securities	$712,886	$26,378	$-	$739,264

	As of December 31, 2011
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$13,662	$341	$-	$14,003
Foreign government securities	9,585	439	-	10,024
Corporate debt	498,919	16,708	-	515,627
Residential mortgage-backed	28,036	1,280	-	29,316
Commercial mortgage-backed	31,184	374	-	31,558
Asset-backed	76,006	730	-	76,736
State and municipal bonds	63,776	5,198	-	68,974
Total fixed maturities	721,168	25,070	-	746,238
Short-term investments	30,099	3	-	30,102
Total securities	$751,267	$25,073	$-	$776,340

Unrealized gains do not necessarily represent future gains that the Company will realize.  The value of the Company's investment portfolio will vary depending on overall market interest rates, credit spreads, and changing conditions related to specific securities, as well as other factors. Volatility may increase in periods of uncertain market or economic conditions. Unrealized gains at both June 30, 2012 and December 31, 2011 were due primarily to a decline in interest rates from those at the time of initial purchase, although the recovery in value of previously impaired fixed maturity securities also contributed to the level of unrealized gains.

The amortized cost and estimated fair value of fixed maturity available-for-sale securities at June 30, 2012 are summarized by stated maturity below. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are presented separately below because they generally provide for periodic payments of principal.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Fair Value

Maturity:
One year or less	$135,385	$137,518
After one year through five years	385,084	400,915
After five years through ten years	26,264	29,276
After ten years	18,715	22,129
	565,448	589,838
Assets with periodic principal payments:
Asset-backed securities	69,478	69,783
Commercial mortgage-backed securities	28,443	28,968
Residential mortgage-backed securities	15,509	16,661
Total	$678,878	$705,250

Actual and expected maturity for certain securities may differ from stated maturity due to call and prepayment provisions.

Realized Gains (Losses) Related to Investments

The details of net realized investment gains (losses) for the three months and six months are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2012	2011	2012	2011

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$808	$3,214	$1,030	$3,643
Gross realized losses	(6)	(215)	(55)	(1,081)
Equity securities:
Gross realized gains	5	1	5	2
Net realized gains (losses)	$807	$3,000	$980	$2,564

Gross realized losses for the three months and six months ended June 30, 2012 and 2011 were primarily attributable to the other-than-temporary write downs of securities whose market value was less than the respective cost basis.

6.  Fair Value Measurement

Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of June 30, 2012 and December 31, 2011 are summarized below:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Fixed maturity securities available-for-sale	$705,250	$705,250	$746,238	$746,238
Short-term investments	34,014	34,014	30,102	30,102

Valuation Methodologies and Associated Inputs

The Company utilizes the provisions of ASC 820 as amended by ASU 2010-06 in its estimation and disclosures about fair value of financial assets.  There are no liabilities as of June 30, 2012 or December 31, 2011 that meet the criteria of a financial instrument. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are as follows:

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

An asset's or a liability's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  An asset's or a liability's level within the fair value hierarchy as well as transfers in and out of Level 3 are determined at the end of the reporting period.  At June 30, 2012, approximately 0.1% of the Company's invested assets were Level 3 securities.

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

The Company utilizes its investment advisor to assist in determining if the pricing methodologies of the independent pricing services comply with ASC 820-10. Working under the Company's supervision, the investment advisor reviews the pricing techniques of the independent pricing services and has controls in place to ensure quality including, but not limited to:

•	reviewing price tolerance reports for month-over-month price changes that exceed certain thresholds;
•	reviewing evaluation dates for stale prices;
•	comparing with alternative pricing sources;
•	comparing with trade activity; and
•	comparing to a benchmarked price.

Based upon this review, prices submitted by the independent pricing services may be challenged and replaced if appropriate.

The investment advisor will obtain a price for any individual security not priced by the independent pricing services or for any individual security whose price is replaced as a result of the quality control review. The investment advisor seeks pricing from a variety of sources including external brokers, index pricing, internal sources of the investment advisor, and spread matrixes, among others. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. For those securities trading in less liquid or illiquid markets with limited or no pricing information, unobservable inputs are used in order to measure the fair value of these securities. In cases where this information is not available, such as for privately placed securities, fair value is estimated using an internal pricing matrix. This matrix relies on judgment concerning the discount rate used in calculating expected future cash flows, credit quality, industry sector performance, and expected maturity. The following is a description of the valuation methodologies used in determining the fair value of the Company's assets.

Fixed maturities

U.S. Government and agency securities - U.S. Government and agency securities include U.S. Treasury securities, agency/government sponsored entity ("GSE") issues, and corporate government-backed obligations issued under the Temporary Liquidity Guarantee Program. The fair value for U.S. Treasury securities is based on regularly updated quotes from active market makers and brokers. The fair value for agency and other government-backed obligations is based on regularly updated dealer quotes, secondary trading levels, and the new issue market.  U.S. Government and agency securities are categorized as Level 2.

Foreign Government securities - The fair value of Foreign Government securities is based on discounted cash flow models incorporating observable option-adjusted spread features where necessary.  Foreign Government securities are categorized as Level 2.

Corporate debt - The fair value for corporate debt is based on regularly updated dealer quotes, secondary trading, and the new issue market incorporating observable option-adjusted spread features where necessary.  Corporate debt is categorized as Level 2.

Residential mortgage-backed securities - Residential mortgage-backed securities include securities issued by the GSEs and the Government National Mortgage Association (GNMA), as well as private-label securities. The fair value of residential mortgage-backed securities is based on prices of similar securities and discounted cash flow analysis incorporating prepayment and default assumptions.  Residential mortgage-backed securities are categorized as Level 2.

Commercial mortgage-backed securities - The fair value of commercial mortgage-backed securities is based on prices of similar securities and discounted cash flow analysis incorporating prepayment and default assumptions.  Commercial mortgage-backed securities are categorized as Level 2.

Asset-backed securities - The fair value of asset-backed securities is based on prices of similar securities and discounted cash flow analysis incorporating prepayment and default assumptions. Asset-backed securities are generally categorized as Level 2. For certain securities, if cash flow or other security structure or market information is not available, the fair value may be based on broker quotes or benchmarked to an index.  In such instances, these asset-backed securities are generally categorized as Level 3.

State and municipal bonds - The fair value for state and municipal bonds is based on regularly updated trades, bid-wanted lists, and offerings from active market makers and brokers. Evaluations incorporate current market conditions, trading spreads, spread relationships and the slope of the yield curve, among others. Information is applied to bond sectors and individual bond evaluations are extrapolated.  Evaluation for distressed or non-performing bonds may be based on liquidation value or restructuring value.  State and municipal bonds are categorized as Level 2.

Short-term investments

Money market instruments - The fair value is based on unadjusted quoted prices that are readily and regularly available in active markets.  Money market instruments are categorized as Level 1.

Other short-term instruments - Other short-term instruments primarily include discounted and coupon bearing commercial paper as well as corporate securities purchased with maturity less than twelve months at time of purchase. Short term investments are carried at amortized cost which approximates fair market value or at fair market value utilizing regularly updated dealer or secondary trading quotes. Other short-term instruments are categorized as Level 2.

Fair Value of Investments

The Company did not have any material assets measured at fair value on a non-recurring basis as of June 30, 2012 or at December 31, 2011. The following table summarizes the assets measured at fair value on a recurring basis and the source of the inputs in the determination of fair value as of June 30, 2012 and December 31, 2011:

		Fair Value at Reporting Date Using
(dollars in thousands)	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale:
Fixed maturities:
U. S. government and agency securities	$11,130	$-	$11,130	$-
Foreign government securities	10,081	-	10,081	-
Corporate debt	512,388	-	512,388	-
Residential mortgage-backed	16,661	-	16,661	-
Commercial mortgage-backed	28,968	-	28,968	-
Asset-backed	69,783	-	69,183	600
State and municipal bonds	56,239	-	56,239	-
Total fixed maturities	705,250	-	704,650	600
Short-term investments:
Money market instruments	19,772	19,772	-	-
Other	14,242	-	14,242	-
Total	$739,264	$19,772	$718,892	$600

		Fair Value at Reporting Date Using
(dollars in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Securities available-for-sale:
Fixed maturities:
U. S. government and agency securities	$14,003	$-	$14,003	$-
Foreign government securities	10,024	-	10,024	-
Corporate debt	515,627	-	515,627	-
Residential mortgage-backed	29,316	-	29,316	-
Commercial mortgage-backed	31,558	-	31,558	-
Asset-backed	76,736	-	75,736	1,000
State and municipal bonds	68,974	-	68,974	-
Total fixed maturities	746,238	-	745,238	1,000
Short-term investments:
Money market instruments	4,575	4,575	-	-
Other	25,527	-	25,527	-
Total	$776,340	$4,575	$770,765	$1,000

Significant unobservable inputs (Level 3) were used in determining the fair value on certain bonds in the fixed maturities portfolio during this period.  Quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 securities and sensitivity to changes in unobservable inputs have not been disclosed in this Form 10-Q due to the immateriality of Level 3 securities.  The following table provides a reconciliation of the beginning and ending balances of these Level 3 bonds and the related gains and losses related to these assets during the three months and six months ended June 30, 2012 and 2011, respectively.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2012	2011	2012	2011

Securities available-for-sale:
Asset-backed bonds:
Beginning balance	$367	$1,628	$1,000	$1,591
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains and losses (realized and unrealized):
Included in operations	354	87	480	52
Included in other comprehensive income	(367)	65	(438)	85
Purchases, issuances, sales, and settlements:
Purchases	695	3	695	55
Issuances	-	-	-	-
Sales	(449)	(719)	(1,137)	(719)
Settlements	-	-	-	-
Ending balance	$600	$1,064	$600	$1,064

The amount of total gains and losses for the period included in operations attributable to realized gains and losses and the change in unrealized gains and losses relating to assets still held at the reporting date.	$(13)	$152	$42	$137

7.  Loss Per Share ("EPS")

Basic and diluted EPS are based on the weighted-average daily number of shares outstanding.  In computing diluted EPS, only potential common shares that are dilutive - those that reduce EPS or increase loss per share - are included.  Exercises of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported.  For the three months and six months ended June 30, 2012 and 2011, the Company reported a loss from operations and therefore had no dilutive effect of stock options and unvested restricted stock on the weighted-average shares outstanding.  The numerator used in both the basic EPS and diluted EPS calculation is the actual loss reported for the period represented.  For the three months and six months ended June 30, 2012, options to purchase approximately 36,020 and 26,504 shares, respectively, of the Company's common stock were excluded from the calculation of EPS because they were antidilutive.  For the three months and six months ended June 30, 2011, options to purchase approximately 6,816 and 3,936 shares, respectively, of the Company's common stock were excluded from the calculation of EPS because they were antidilutive.

8.  Comprehensive Loss

Comprehensive loss consists of the net loss and other comprehensive income (loss).  For the Company, other comprehensive income (loss) is normally composed of the change in unrealized gains on available-for-sale securities, net of deferred income taxes.  Given the Company's previous substantial losses from operations, regulatory oversight of its operations, and the significant doubt regarding its ability to continue as a going concern, the Company may be unable to hold impaired assets for a sufficient time to recover their value.  Thus, any security with a fair value less than the book value at the balance sheet date is considered to be other-than-temporarily impaired and the loss is recognized as a realized loss in the Consolidated Statements of Comprehensive Loss.  For the three months ended June 30, 2012, the Company reported other comprehensive loss of $2.3 million.  For the six months ended June 30, 2012, the Company reported other comprehensive income of $1.2 million.  For the same three month and six month periods of 2012, the Company had a comprehensive loss of $33.6 million and $67.8 million, respectively.  For the three month and six month periods ended June 30, 2011, the Company reported other comprehensive income of $4.8 million and $2.2 million, respectively.  The Company had comprehensive income of $0.4 million and comprehensive loss of $7.1 million for the three month and six month periods ended June 30, 2011.

At June 30, 2012, the Company's accumulated other comprehensive income of $10.2 million was comprised of unrealized gains on investments of $26.8 million, offset by income tax liability of $9.4 million and a valuation allowance against deferred tax assets of $7.2 million.  At December 31, 2011, the Company's accumulated other comprehensive income of $9.0 million was comprised of unrealized gains on investments of $25.6 million, offset by income tax liability of $9.0 million and a valuation allowance against deferred tax assets of $7.6 million.

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

Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves required under SAP. Generally, the amounts so deducted must be included in taxable income in the tenth subsequent year.  However, due to the large amount of losses generated through June 30, 2012, the Company has extensive Net Operating Loss ("NOL") carryforwards that will not allow it to take advantage of these special tax deductions until such time as future profits exceed the amounts on the NOL carryforwards.

The Company uses the provisions of ASC 740, Income Taxes ("ASC 740") to account for and report tax positions taken or expected to be taken in its tax return that directly or indirectly affect amounts reported in its financial statements, including the accounting and disclosure for uncertainty in tax positions.

The Company's policy for recording interest and penalties, if any, associated with audits is to record such items as a component of income before taxes.  Penalties would be recorded in "other operating expenses" and interest paid or received would be recorded as interest expense or interest income, respectively, in the statements of comprehensive loss.

The Company cannot determine that any of its deferred tax assets will result in future tax benefits with any degree of certainty; therefore, a valuation allowance was established for the portion of these assets that are not currently expected to be realized.  At June 30, 2012, the Company established a valuation allowance of approximately $370.3 million against a $380.5 million deferred tax asset.  Based upon a review of the Company's anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company concluded that it is more likely than not that the $380.5 million of the gross deferred tax assets, net of $10.2 million of deferred tax liabilities, will not be realized.

As of June 30, 2012, the Company had a NOL carryforward on a regular tax basis of approximately $731.6 million.  Of this amount, if it remains unused, $195.3 million expires in 2028, $85.6 million expires in 2029, $126.6 million expires in 2030, $219.5 million expires in 2031, and $104.6 million will expire in 2032. The amount and timing of realizing the benefit of NOL carryforwards depends on future taxable income and limitations imposed by tax laws.  The benefit of the NOL carryforward has not been recognized in the consolidated financial statements.

Shareholders have approved a Tax Benefits Preservation Plan ("Plan") and amended the TGI certificate of incorporation to help protect its ability to recognize certain potential tax benefits in future periods from net operating loss carryforwards and tax credits, as well as any net operating losses that may be generated in future periods (the "Tax Benefits").  Section 382 of the Internal Revenue Code limits the ability of a company to take advantage of Tax Benefits when an ownership change occurs.  In general, an "ownership change" under Section 382 occurs if there is a cumulative percentage change in the Company's ownership by certain stockholders over a rolling three-year period.  The Plan is designed to reduce the likelihood that the Company will experience an ownership change.  In connection with the adoption of the Plan in 2010, the Company declared a dividend of one preferred stock purchase right ("Rights"), for each outstanding share of its common stock to holders of record on September 27, 2010.  Subject to certain exceptions, the Rights generally are not exercisable until certain stockholders increase their ownership in the Company in excess of certain percentages.

10. Subsequent Events

We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company's Consolidated Financial Statements and related disclosures.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes our consolidated financial condition, changes in financial position, and results of operations for the three months and six month periods ended June 30, 2012 and 2011.  This discussion supplements Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011, and should be read in conjunction with the interim financial statements and notes contained herein.

Certain of the statements contained in this Quarterly Report on Form 10-Q are "forward-looking statements" and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include estimates and assumptions related to economic, competitive, regulatory, operational and legislative developments and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are subject to change, uncertainty and circumstances that are, in many instances, beyond our control and they have been made based upon our current expectations and beliefs concerning future developments and their potential effect on us. Actual developments and their results could differ materially from those expected by us, depending on the outcome of a number of factors, including: the possibility that the Illinois Department of Insurance may take various actions regarding Triad if we do not operate our business in accordance with the revised financial and operating plan and the Corrective Orders, or for other reasons, including seeking receivership proceedings; our ability to operate our business in run-off and maintain a solvent run-off; our ability to continue as a going concern; the possibility of general economic and business conditions that are different than anticipated; legislative, regulatory, and other similar developments; changes in interest rates, employment rates, the housing market, the mortgage industry and the stock market; legal and other proceedings regarding modifications and refinancing of mortgages and/or foreclosure proceedings; the possibility that there will not be adequate interest in our common stock to ensure efficient pricing; and the relevant factors described in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 and in the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 section below, as well as in other reports and statements that we file with the Securities and Exchange Commission (the "SEC").  Forward-looking statements are based upon our current expectations and beliefs concerning future events and we undertake no obligation to update or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made, except as required by the federal securities laws. Any forward-looking statements that are made are current only as of the date on which we filed this report.

Overview

Triad Guaranty Inc. ("TGI") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("TGIC"), is a nationwide mortgage guaranty insurer pursuing a run-off of its existing in-force book of business.  The term "run-off" means continuing to service existing mortgage guaranty insurance policies but not writing any new policies.  Unless the context requires otherwise, references to "Triad" in this Quarterly Report on Form 10-Q refer to the operations of TGIC and its wholly-owned subsidiary, Triad Guaranty Assurance Corporation ("TGAC").  References to "we," "us," "our," and the "Company" refer collectively to the operations of TGI and Triad.

TGIC is an Illinois-domiciled mortgage guaranty insurance company and TGAC is an Illinois-domiciled mortgage guaranty reinsurance company. The Illinois Department of Insurance (the "Insurance Department") is the primary regulator of both TGIC and TGAC.  The Illinois Insurance Code grants broad powers to the Insurance Department and its director (collectively, the "Department") to enforce rules or exercise discretion over almost all significant aspects of our insurance business. We ceased issuing new commitments for mortgage guaranty insurance coverage in 2008 and are operating our business in run-off under two Corrective Orders issued by the Department.  As noted above and throughout this report, the term "run-off" means continuing to service existing policies, but writing no new mortgage guaranty insurance policies.  Servicing existing policies during run-off includes:

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

The term "settled," as used in this report in the context of the payment of a claim, refers to the satisfaction of Triad's obligations following the submission of valid claims by our policyholders. As required by the second Corrective Order, effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation ("DPO"). The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on surplus notes payable to TGI by Triad, and include restrictions on the payment of claims.

TGI is the public company whose stock is traded on the OTC Markets Group's OTCQB tier ("Pink Sheets") under the symbol "TGIC".  TGI owns TGIC, which is its only operating subsidiary. Aside from its ownership of TGIC, TGI's assets amount to approximately $1.3 million, which consist primarily of cash holdings. The remainder of the $848.0 million of assets reported on the Consolidated Balance Sheets presented in this Form 10-Q are the assets of Triad. Triad is prohibited from paying dividends or distributing assets to TGI without the approval of the Department. We believe that, absent significant positive changes in the economy and the residential real estate market, the existing assets combined with the future premiums of Triad likely will not be sufficient to meet Triad's current and future policyholder obligations and, therefore, none of Triad's assets would be available to TGI and its stockholders other than to reimburse certain TGI expenses incurred on behalf of TGIC.  Therefore, the ultimate value of TGI could be considered its cash holdings less any future expenses not reimbursed by Triad (see "Liquidity and Capital Resources" for more information).  TGI is exploring strategies to acquire profitable, growing businesses and leverage its insurance industry knowledge, management expertise, and Net Operating Loss ("NOL") carryforwards that were generated on a consolidated basis with Triad in order to increase its future value for the benefit of its stockholders. No assurance can be given that TGI will be able to successfully implement such a strategy, or, if implemented, to increase its stockholder value.

We have historically provided Primary and Modified Pool mortgage guaranty insurance coverage on U.S. residential mortgage loans.  We classify a policy as Primary insurance when the policy is not part of a structured bulk transaction that includes an aggregate stop-loss limit applied to the entire group of loans.  We classify all other insurance as Modified Pool insurance. Policies insured as part of a Modified Pool transaction have individual coverage but there is an aggregate stop-loss limit applied to the entire group of insured loans.

Our insurance remains effective until one of the following events occurs:  the policy is cancelled at the insured's request; we terminate the policy for non-payment of premium; the policy defaults and we satisfy our obligations under the insurance contract; or we rescind or deny coverage under the policy for violations of provisions of a master policy. Additionally, coverage may be cancelled on certain Modified Pool transactions if pre-determined aggregate stop loss limits are met, or if coverage is reduced to a de minimus amount of the initial amount insured or, for some contracts, ten years from the date of the contract.

Persistency, which measures the percentage of insurance in force remaining from one-year prior, is an important metric in understanding our future premium revenue. The longer a policy remains on our books, or "persists", the greater the amount of total premium revenue we will earn from the policy.

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

As we are operating in run-off and are issuing no new insurance commitments, our future results of operations largely depend on the amount of future premium that we earn less the amount of losses that we incur each period on the new defaults reported to us. In addition, our results may be significantly impacted by the favorable or adverse development of our loss reserves. Our results from operations will benefit if we are able to settle our loss reserves at a lesser amount than that reported on our balance sheet through loss mitigation, litigation and settlements with servicers. Conversely, our results from operations will be negatively impacted if the settled losses are greater than the loss reserves provided.  Our results of operations also depend on a number of other factors, many of which are not under our control. These factors include:

•	the conditions of the housing, mortgage and capital markets that have a direct impact on default rates, loss mitigation efforts, cure rates, and ultimately, the amount of claims settled;
•	the overall general state of the economy and job market;
•	persistency levels on our remaining insurance in force; and
•	operating efficiencies.

Our results of operations in run-off could also be impacted significantly by Federal government and private initiatives to limit foreclosures through loan modifications, refinancing mortgages at lower interest rates, or debt forgiveness.  See the discussion below for further details on these initiatives. Lastly, our results of operations in run-off could be materially affected by our ability to recognize benefits from our NOL carryforwards.

Accounting Principles

To better comprehend our financial position and results of operations, it is important to understand the difference between accounting principles generally accepted in the United States of America ("GAAP") and statutory accounting principles ("SAP") applicable to insurance companies and how we use these accounting principles.

As an insurance company, Triad is required to file financial statements prepared in accordance with SAP with the Department as well as the insurance departments of the states in which it conducts business. The financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders are prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department.  However, the Company prepares its financial statements presented in this Quarterly Report on Form 10-Q and in our other SEC filings in conformity with GAAP.  The primary difference between GAAP and SAP for Triad at June 30, 2012 was the reporting requirements relating to the establishment of the DPO stipulated in the second Corrective Order, which is described below.

A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP.  A deficiency in policyholders' surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP. A deficit in assets at any particular point in time under GAAP is not necessarily a measure of insolvency. However, we believe that if Triad were to report a deficiency in policyholders' surplus under SAP for an extended period of time, Illinois law may require the Department to seek receivership of Triad, which could compel TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company. The second Corrective Order was designed in part to help Triad maintain its policyholders' surplus.

Corrective Orders

Triad has entered into two Corrective Orders with the Department as detailed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Among other things, the Corrective Orders:

•	Require oversight by the Department on substantially all operating matters;
•	Prohibit stockholder dividends from Triad to TGI without the prior approval of the Department;
•	Prohibit the accrual of interest and the payment of interest and principal on Triad's surplus note to TGI without the prior approval of the Department;
•	Restrict Triad from making any payments or entering into any transaction that involves the transfer of assets to, or liabilities from, any affiliated parties without the prior approval of the Department;
•	Require Triad to obtain prior written approval from the Department before entering into certain transactions with unaffiliated parties;
•	Require that all valid claims under Triad's mortgage guaranty insurance policies are settled 60% in cash and 40% by recording a DPO;
•	Require the accrual of simple interest on the DPO at the same average net rate earned by Triad's investment portfolio; and
•	Require that loss reserves in financial statements prepared in accordance with SAP be established to reflect the cash portion of the estimated claim settlement but not the DPO.

The DPO is an interest bearing subordinated obligation of Triad with no stated repayment terms.  The second Corrective Order requires that Triad hold assets to support the DPO liability in a separate account pursuant to a custodial arrangement. At June 30, 2012, the recorded DPO, including accrued interest of $40.5 million, amounted to $723.6 million or 98% of total invested assets compared to $629.7 million or 81% of total invested assets at December 31, 2011.  We are currently in discussions with the Department regarding a possible amendment to the second Corrective Order that would require the escrow of DPOs and accrued carrying charges only if requested by the Director and would limit the amount of carrying charges credited to the DPO holders to the amount of net investment income earned by Triad.

 The recording of a DPO does not impact reported settled losses as we continue to report the entire amount of a claim in our statements of comprehensive loss under both bases of accounting.  The accounting treatment for the recording of DPOs on our balance sheet on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus, which serves to increase reported statutory surplus.  However, in our financial statements prepared in accordance with GAAP included in this report, the DPOs and related accrued interest are reported as a liability.  At June 30, 2012, the cumulative effect of the DPO requirement on statutory policyholders' surplus, including the impact of establishing loss reserves at anticipated cash payment rather than the estimated full claim amount, was to increase statutory policyholders' surplus by $1.0 billion over the amount that would have been reported absent the second Corrective Order.  The cumulative increase to statutory policyholders' surplus of the DPO requirement was $967.5 million at December 31, 2011.  There was no such impact to loss reserves or stockholders' deficit calculated on a GAAP basis and is the primary reason for the reported deficit in assets.  Any repayment of the DPO or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.

The second Corrective Order provides financial thresholds, specifically regarding the statutory risk-to-capital ratio and the level of statutory policyholders' surplus that, if met, may indicate that the Department should reduce the DPO percentage and/or require distributions to DPO holders.  In January 2012, the Department notified Triad that as of December 31, 2011, based upon Triad's surplus position, risk-to-capital ratio and the continued economic uncertainty, the Department had determined that no change to the DPO percentage was in order nor would it be appropriate for Triad to make a distribution to the DPO holders.

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

Going Concern

Our ability to continue as a going concern is dependent on the Department's ongoing review of our operating results compared to updated forecasts and our ability to reverse a large deficit in assets through possible future earnings.

Prior to the issuance of the second Corrective Order, our recurring losses from operations and resulting decline in policyholders' surplus as calculated in accordance with SAP increased the likelihood that Triad would be placed into receivership and raised substantial doubt about our ability to continue as a going concern.  The positive impact on surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders' surplus in its SAP financial statements of $230.3 million at June 30, 2012, as opposed to what would have been a deficiency in policyholders' surplus of $801.5 million on the same date had the second Corrective Order not been implemented.  Furthermore, we continued to report a deficit in assets under GAAP of $771.4 million at June 30, 2012. While implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about our ability to continue as a going concern.  The Department may seek receivership of Triad based on its determination that Triad will ultimately become insolvent, if Triad fails to comply with provisions of the Corrective Orders, or for other reasons including those stated above.  If the Department were to seek receivership of Triad, TGI could be compelled to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws or otherwise consider dissolution of the Company.  Our consolidated financial statements that are presented in this report do not include any accounting adjustments that reflect the financial risks of Triad entering receivership proceedings or otherwise not continuing as a going concern.

Foreclosure Prevention Initiatives and Moratoriums

Several programs have been initiated by the federal government, the GSEs, and certain lenders that are, in general, designed to prevent foreclosures and provide relief to homeowners. These programs may involve modifications to the original terms of existing mortgages or their complete refinancing.  These programs seek to provide borrowers a more affordable mortgage by modifying the interest rate, extending the term of the mortgage or, in limited cases, reducing the principal amount of the mortgage. We are active participants in many of these programs, including government-initiated programs such as the Home Affordable Modification Program ("HAMP") and the Home Affordable Refinance Program ("HARP").

HAMP provides incentives to borrowers, servicers, and lenders to modify loans that are currently in default. HAMP and other such programs have been responsible for a large percentage of our cures since 2009. The number of policies cured under these programs declined in 2011 from levels experienced in 2010; however, recent changes to these programs have proven beneficial.  In January 2012, the U.S. government announced that it was revising HAMP by expanding eligibility requirements and increasing the incentive it pays servicers/lenders for principal forgiveness.  For the first time, beginning in the second quarter of 2012, the U.S. government will also pay Fannie Mae and Freddie Mac an incentive fee for principal forgiveness.  HAMP was scheduled to expire at the end of 2012, but the U.S. government has extended the program until December 2013.

A number of the borrowers that have completed the trial modification period have subsequently re-defaulted and we believe the number of borrowers that re-default will increase in the future, especially if the economic recovery stalls or moves slowly.  This could be exacerbated by additional deterioration in the housing market or economy in general.  The ultimate impact of HAMP and other modification programs is dependent on the number of borrowers that successfully modify their loans and do not re-default. Currently, we are unable to estimate with any degree of precision the number of policies that will ultimately cure and not re-default and are, therefore, unable to estimate the ultimate impact of these programs on our results of operations and financial condition.  If HAMP or similar programs prove to be effective in preventing ultimate foreclosure, future settled claim activity could be reduced.

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

HARP was launched in 2009 and revised in the third quarter of 2011.  This program is designed to provide a borrower who is current on all mortgage payments with the opportunity to take advantage of existing lower interest rates through a refinancing that would make the loan more affordable.  Under the original HARP program, only fixed-rate loans with a maximum current loan-to-value ("LTV") ratio of 125% were eligible, although this restriction was later removed.  The LTV limit for ARMs continues to be 105% of the current value.  We do not expect the revised HARP program will have a significant impact on our short-term results because: (i) these loans must not be in default to qualify; and (ii) we would continue to provide mortgage insurance on the refinanced loan.

Foreclosure moratoriums typically serve to temporarily reduce our claims settled because the completion of a valid foreclosure is a requirement for the filing of a claim for loss. However, such programs may lead to greater ultimate claim costs due to the accrual of interest and other expenses. While moratoriums have delayed our claims settled in recent years and increased the time a policy remains in our default inventory and may continue to do so, we do not expect a significant direct impact on our results of operations or financial condition from foreclosure moratoriums.

In February 2012, the federal government and state attorneys general reached a $25 billion settlement agreement with five of the nation's largest banks regarding claims that alleged, among other things, improper foreclosure practices.  The funds generally will be used for principal reductions, refinancing underwater mortgages, forbearance and short sales, and foreclosure prevention programs.  The banks have three years to implement the settlement agreement.  A great deal of uncertainty currently remains over how the program will be implemented as well as borrower eligibility, but currently we do not believe the settlement will have a meaningful impact on our future results of operations or financial condition.

See Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 for more information on the risks and uncertainties associated with foreclosure moratoriums.

Consolidated Results of Operations
Following is selected financial information for the three months and six months ended June 30, 2012 and 2011:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands, except per share data)	2012	2011	Change	2012	2011	Change

Earned premiums	$36,760	$35,394	4	$71,297	$72,522	(2)
Net losses and loss adjustment expenses	68,184	41,300	65	136,166	83,005	64
Net loss	(31,304)	(4,398)	(612)	(69,029)	(9,308)	(642)
Diluted loss per share	(2.05)	(0.29)	(607)	(4.52)	(0.61)	(641)

The financial results for the three months and six months ended June 30, 2012 as compared to the same period of 2011 were affected by the following:

•	A slight increase in earned premium for the second quarter of 2012 compared to the second quarter of 2011. The increase was due to lower premium refunds in the second quarter of 2012, offset somewhat by a 23% decline in average insurance in force from the comparable three month period. The decrease in earned premium during the six month period ended June 30, 2012 compared to the same period of 2011 was primarily due to the decline in insurance in force although partially mitigated by a lower level of premium refunds.

•	A decline in investment income for both comparable periods due to declines in average invested assets and lower realized yields.
•	An increase in other income in the second quarter of 2012, which primarily represents a payment received from Essent Guaranty Inc. ("Essent") on the contingent purchase price for the 2009 sale of our policy administration system.
•	An increase in net losses and loss adjustment expenses ("LAE") during the second quarter and the first six months of 2012 compared to the comparable periods of 2011, primarily due to the increase in reserve factors adopted in the 2011 fourth quarter and the resulting impact on loss reserves provided for new defaults. Additionally, during the second quarter of 2012, we decreased our expected rescission factors which had the effect of increasing the loss reserves established at June 30, 2012.
•	An increase in interest expense during the three months and six months ended June 30, 2012, which was due to the continued growth in accrued carrying charges related to the DPO liability.
•	A decrease in other operating expenses in the second quarter of 2012 due to declines in personnel costs and lower expenses related to our legacy contract underwriting activities. The increase in other operating expenses for the six month period ended June 30, 2012 was primarily due to an increase during the first quarter of 2012 in the reserve for expected contract underwriting remedies.

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

Insurance and Risk in Force

The term "Insurance in force" is described as the total principal balance of our insured loans. Net risk in force is computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements on Primary coverage and applicable stop-loss limits and deductibles on Modified Pool coverage, but before accounting for carried loss reserves.   The following table provides detail on our direct insurance in force at June 30, 2012 and 2011:

	June 30,		%
(dollars in thousands)	2012	2011	Change

Primary insurance	$22,024,752	$26,518,703	(17)
Modified Pool insurance	5,011,651	8,675,262	(42)
Total insurance	$27,036,403	$35,193,965	(23)

The decline in Primary insurance in force over the twelve month period ended June 30, 2012 is due to cancellation of insurance coverage, including cancellations resulting from claim settlement and rescission activity.  The decline in Modified Pool insurance in force for the same period was also affected by the termination of a number of Modified Pool transactions where pre-determined aggregate stop loss limits in the contracts were met on a settled basis.

Primary insurance persistency increased to 83.1% at June 30, 2012 compared to 81.5% at June 30, 2011. Modified Pool insurance persistency decreased to 57.8% at June 30, 2012 compared to 78.4% at June 30, 2011. The large variance in Modified Pool persistency between the two periods is primarily due to cancellations of Modified Pool transactions that reached their pre-determined aggregate stop loss limits on a settled basis.  We believe our persistency has benefited from the temporary delays in foreclosures as well as the inability of many borrowers on loans that we have insured to sell or refinance existing homes due to the decline in home prices and stricter underwriting standards.

A portion of our Modified Pool contracts contain provisions that terminate both the coverage and the contract when cumulative settled losses reach the stop loss limit.  No future premium is received following the termination of these Modified Pool contracts.  During the first six months of 2012, approximately $36 million of Modified Pool insurance in force under this type of contract was terminated compared to approximately $343 million during the same period of 2011.

The majority of our Modified Pool contracts do not terminate when settled losses reach the stop loss limit and premiums will continue to be collected until such time that the remaining insurance in force is reduced to a de minimus amount or, in some cases, ten years from the date of the contract.  For these types of contracts, we recognize the net present value of the estimated future premium in the period during which our settled losses reach the stop loss limit.  During the first six months of 2012, approximately $398 million of Modified Pool insurance in force under this type of contract was terminated compared to approximately $291 million during the same period of 2011.  For both types of Modified Pool contracts, affected policies are excluded from in force statistics once the contractual stop loss limit is met on a settled basis.  We expect that other Modified Pool transactions will reach their contractual stop loss limits on a settled basis and terminate in the remainder of 2012, which will further accelerate the decline of our Modified Pool insurance in force.

Approximately 64% of our Modified Pool insurance in force was originated from 2005 through 2007.  Given the adverse development of our Modified Pool insurance originated in these years, the majority of these transactions have already reached the stop loss limit on an incurred basis.  As the following table indicates, under our Modified Pool contracts, we have limited loss exposure for future defaults, or changes in loss reserves on existing defaults, from contracts originated from 2005 through 2007.  The majority of our exposure on Modified Pool insurance is with transactions originated in 2004 and prior years and, given the performance to date for these policy years, we expect losses from Modified Pool insurance to have significantly less bearing on our future results compared to our Primary business.

	June 30,
(dollars in thousands)	2012	2011

Modified Pool Summary
Net risk in force (1)	$312,648	$413,323
Carried reserves on net risk in force	98,281	157,401
Remaining aggregate loss exposure on Modified Pool contracts	$214,367	$255,922

Remaining Aggregate Loss Exposure by Policy Year
2003 and Prior	$106,267	$110,137
2004	58,183	63,761
2005	3,430	6,397
2006	43,362	67,012
2007	3,125	8,615
	$214,367	$255,922

(1)	Net risk in force for Modified Pool business reflects the remaining stop loss limits for Modified Pool transaction less any remaining deductible amount.

Net risk in force was $6.0 billion at June 30, 2012 compared to $7.2 billion at June 30, 2011.  Primary insurance accounted for approximately 95% of our net risk in force at June 30, 2012 compared to 94% at June 30, 2011.  The following table provides detail on our Primary risk in force, net of risk ceded to captives.

	June 30,		%
(dollars in thousands)	2012	2011	Change

Gross Primary risk in force	$5,793,810	$6,944,500	(17)
Less: Ceded risk in force	(79,650)	(131,170)	39
Net Primary risk in force	$5,714,160	$6,813,330	(16)

The percentage of our Primary insurance in force subject to captive reinsurance arrangements decreased slightly to 9.9% at June 30, 2012 from 10.2% at June 30, 2011.  Assets held in trusts supporting the reinsured risk also declined to $36.2 million at June 30, 2012 compared to $44.6 million at June 30, 2011.  Certain remaining captive reinsurance agreements have trust balances below the reserves ceded under the contracts.  In those cases, the net reserve credit that we recognize in our financial statements is limited to the trust balance.  Given this limitation, as well as the decline in insurance in force subject to captive reinsurance, we expect to only receive limited benefits in future periods from these agreements.

At June 30, 2012, approximately 17% of our gross Primary risk in force was comprised of coverage on loans with the potential for negative amortization ("pay-option ARM") and interest only loans.  An inherent risk in these types of loan products is the impact of the scheduled milestone in which the borrower must begin making amortizing payments, which can be substantially greater than the minimum payments required before the milestone is met.  An additional risk to a pay-option ARM loan is that the payment being made may be less than the amount of interest accruing, creating negative amortization on the outstanding principal of the loan.  The majority of our pay-option ARM loan portfolio has accumulated negative amortization and we believe these pay-option ARM loans have been or will be subject to significant payment shock, which increases our risk of loss.

At June 30, 2012, approximately 15% of our gross Primary risk in force is comprised of coverage on "Alt-A" loans.  We define Alt-A loans as loans that have been underwritten with reduced or no documentation verifying the borrower's income, assets, or employment and where the borrower has a FICO score greater than 619.  Due in part to depressed conditions in the housing markets, the Alt-A loans, pay-option ARM loans, and interest-only loans have, as a group, performed significantly worse than the remaining prime fixed rate loans.

Business originated in 2005, 2006, and 2007 comprise the majority of our risk in force. In general, policies originated during these years have exhibited higher default rates and claim rates than preceding vintage years. In addition, these policy years have significantly higher amounts of average risk per policy than policies originated prior to 2005.  For additional information regarding these vintage years, see "Losses and Expenses," below.

Revenues

A summary of the individual components of our revenue for the second quarter and first six months of 2012 and 2011 follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2012	2011	Change	2012	2011	Change

Direct premium written before the impact of refunds	$42,428	$50,622	(16)	$85,101	$105,339	(19)
Less:
Cash refunds primarily related to rescissions	(11,461)	(13,236)	13	(24,119)	(28,921)	17
Change in refund accruals primarily related to rescissions	6,981	(1,404)	597	13,115	(1,082)	1,312
Direct premium written	37,948	35,982	5	74,097	75,336	(2)
Less ceded premium	(1,244)	(1,157)	(8)	(2,554)	(3,216)	21
Net premium written	36,704	34,825	5	71,543	72,120	(1)
Change in unearned premiums	56	569	(90)	(246)	402	(161)
Earned premiums	$36,760	$35,394	4	$71,297	$72,522	(2)

Net investment income	$5,874	$8,126	(28)	$11,983	$16,617	(28)
Net realized investment gains	$807	$3,000	(73)	$980	$2,564	(62)
Total revenues	$45,954	$46,549	(1)	$86,776	$91,759	(5)

The decrease in direct premium written before the impact of refunds was primarily due to the decline in insurance in force over the previous twelve months.  The accrual for Modified Pool transactions that exceeded their respective contractual stop loss limits did not have a significant impact on premium earned during all periods presented.

Premium refunds, primarily related to rescission activity, include cash premium refunded as well as the change in the accrual for expected premium refunds.  Cash premiums refunded is dependent on the number of policies rescinded and the amount previously collected while the accrual for expected premium refunds is dependent on our future expectations for these items. Premium refund activity had a smaller negative impact in the second quarter and first six months of 2012 compared to the respective periods of 2011.  This was due to a larger decrease in the accrual for expected premium refunds to reflect our expectations for lower future rescission activity.  While cash premium refund activity has moderated in 2012 compared to 2011 due to reduced rescission activity, the impact remains significant. The accrual we have established for expected premium refunds, which is reported in "Accrued expenses and other liabilities" on our Consolidated Balance Sheets, was $19.5 million at June 30, 2012, down from $26.5 million at March 31, 2012 and $30.7 million at June 30, 2011. The impact of premium refunds on our financial statements going forward will be determined primarily by our expectations for future cash premium refunds and the number of policies for which we retain the right to rescind coverage. We expect actual rescissions and cash premium refunds to decline in the remainder of 2012 compared to the volume we experienced in 2011 and in the first half of 2012.

Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captive reinsurers. Ceded premium in the second quarter of 2012 increased slightly over the second quarter of 2011 primarily due to the impact of increasing the accrual for expected refunds of ceded premium in the second quarter of 2011. We expect ceded premium generally to decline in the future as the amount of insurance in force subject to captive reinsurance declines.

Net investment income declined in the second quarter and first six months of 2012 compared to the respective periods in 2011 primarily due to a decline in invested assets as well as a decline in investment yield.  We expect invested assets to continue to decline for the foreseeable future as we anticipate funding our deficit in operating cash flow with the proceeds from the maturity and sale of these assets.  For further discussion, see "Investment Portfolio."

Losses and Expenses

A summary of the significant individual components of losses and expenses for the three month and six month periods ended June 30, 2012 and 2011 follows:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2012	2011	Change	2012	2011	Change

Net losses and loss adjustment expenses:
Net settled claims	$108,134	$111,583	(3)	$205,265	$218,492	(6)
Net change in loss reserves	(41,024)	(70,752)	42	(71,555)	(137,446)	48
Loss adjustment expenses	1,074	469	129	2,456	1,959	25
Total	68,184	41,300	65	136,166	83,005	64
Other operating expenses	4,136	5,178	(20)	9,720	9,615	1
Interest expense, including interest on the deferred payment obligation	4,938	4,469	10	9,919	8,447	17
Total losses and expenses	$77,258	$50,947	52	$155,805	$101,067	54

Loss ratio	185.5%	116.7%		191.0%	114.5%
Expense ratio	11.3%	14.9%		13.6%	13.3%
Combined ratio	196.8%	131.6%		204.6%	127.8%

Net losses and LAE are comprised of settled claims, LAE, and the change in the loss and LAE reserve during the period. The increase in net losses and LAE in the second quarter and the first six months of 2012 compared to respective periods of 2011 was primarily due to differences in the loss reserves established for new defaults. Another contributing factor to the increases in net losses and LAE in 2012 was a decrease in our expected rescission factor which indirectly increased the frequency factor.  The decrease in the expected rescission factor was brought about by a downward trend in the number of policies being investigated for possible underwriting violations that are rescinded.

The following table presents a roll-forward of our Primary risk in default for the three month and six month periods ended June 30, 2012 and 2011.  Risk in default includes the risk in force for all reported delinquencies that are in excess of two payments in arrears at the reporting date and the risk in force for all reported delinquencies that were previously in excess of two payments in arrears that have not been brought current.  New Primary risk in default and the rate of new risk in default (new risk in default as a percentage of performing risk in force) in the second quarter and first six months of 2012 declined compared to the one-year prior periods. However, net losses and LAE increased in both periods of 2012 compared to 2011 as reserve factor changes adopted during the fourth quarter of 2011 had the effect of increasing the level of reserves established for new defaults.

		Three Months Ended			Six Months Ended
		June 30,		%	June 30,		%
(dollars in thousands)		2012	2011	Change	2012	2011	Change

Beginning risk in default		$1,105,160	$1,420,483	(22)	$1,192,890	$1,555,499	(23)
Plus:	New risk in default	131,617	186,871	(30)	280,539	390,037	(28)
Less:	Paid risk in default	(85,391)	(89,554)	5	(165,208)	(169,082)	2
	Rescinded/Denied risk in default (1)	(58,398)	(87,000)	33	(120,518)	(212,407)	43
	Cured risk in default	(78,700)	(116,537)	32	(173,415)	(249,784)	31
Ending risk in default		$1,014,288	$1,314,263	(23)	$1,014,288	$1,314,263	(23)

(1) The majority of amounts included in "Rescinded/Denied risk in default" is comprised of risk on policies that were rescinded.

The cure rate (cured risk in default as a percentage of beginning risk in default) for Primary risk in default  declined to 7.1% for the second quarter of 2012 compared to 7.9% in the first quarter of 2012 and 8.2% in the second quarter of 2011. Cures are most likely to occur while the default is in its early stage.  In general, our expectation for a cure decreases significantly as the underlying mortgage becomes further delinquent until the borrower has missed ten payments.  Given the delays in foreclosure and other factors slowing settled claim activity, the average age of the total default inventory has increased slightly over the past year. At June 30, 2012, 56% of Primary risk in default has missed more than 12 payments compared to 54% at June 30, 2011.  The following table presents the distribution of primary risk in default by the number of payments for which the borrower is in default.  The most significant increase has been with policies that have missed more than 30 payments.

	June 30,
	2012	2011
Primary Business
0 - 3 payments	8.7%	9.0%
4 - 6 payments	13.0%	13.7%
7 - 9 payments	11.9%	11.8%
10 - 12 payments	10.3%	11.7%
13 - 15 payments	7.7%	10.3%
16 - 18 payments	6.1%	8.5%
19 - 21 payments	5.5%	7.7%
22 - 30 payments	14.1%	15.0%
More than 30 payments	22.7%	12.3%
	100.0%	100.0%

HAMP and other lender loan modification programs have contributed to cure activity, including cures on policies that have been in default for more than 12 months.  However, the benefit we have received from these programs has generally declined as the number of policies eligible for the programs has declined.

Rescission activity continues to mitigate our level of loss reserves and settled losses, although the impact is down considerably compared to 2011.  We rescinded coverage on Primary policies with $51.4 million of risk in force during the second quarter of 2012 compared to $81.8 million in the second quarter of 2011.  While we expect rescission activity to continue to have a significant impact on settled claim activity and our results of operations, we expect rescission activity to decline going forward.  Rescission activity remains concentrated on policies originated by certain originators and on those originated in 2006 and 2007.  We believe the majority of the rescinded risk in default would have ultimately resulted in settled claims.  See Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 for risks and uncertainties associated with rescission activity.

The following table details the amount of Primary risk in default and the Primary reserve balance as a percentage of risk in default at June 30, 2012 and 2011.  The table also provides the impact of the rescission factor, which is a component of the frequency factor utilized in the reserve model, on gross case reserves at the respective period end.  Due to the changes in the assumptions utilized in our reserve methodology, including decreases to the expected rescission factor,  that were adopted in the previous twelve months, the gross case reserves, net of expected rescissions, expressed as a percentage of gross risk in default has increased to 65% at June 30, 2012 compared to 56% one-year prior.

	June 30,	June 30,
(dollars in thousands)	2012	2011
Primary Business
Gross risk on loans in default	$1,014,288	$1,314,263
Risk expected to be rescinded on loans in default	(232,563)	(258,611)
Risk in default net of expected rescissions	$781,725	$1,055,652

Gross case reserve (1)	$761,753	$904,878
Gross case reserves on loans expected to be rescinded	(108,006)	(172,618)
Gross case reserves net of expected rescissions	$653,747	$732,260

Gross case reserves net of expected rescissions as a percentage of gross risk in default	64.5%	55.7%

Gross case reserves net of expected rescissions as a percentage of gross risk in default, net of expected rescissions	83.6%	69.4%

Percentage decrease in gross case reserves from rescission factor	14.2%	19.1%

(1) Reflects gross case reserves, which excludes IBNR and ceded reserves.

The following table provides details on both the dollar amount and number of settled claims of both Primary and Modified Pool insurance for the periods ended June 30, 2012 and 2011:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2012	2011	Change	2012	2011	Change

Net settled claims:
Primary insurance	$94,353	$96,586	(2)	$180,492	$182,220	(1)
Modified Pool insurance	16,475	24,107	(32)	29,716	50,350	(41)
Total direct settled claims	110,828	120,693	(8)	210,208	232,570	(10)
Ceded paid losses	(2,693)	(9,110)	70	(4,943)	(14,078)	65
Total net settled claims	$108,134	$111,583	(3)	$205,265	$218,492	(6)

Number of claims settled:
Primary insurance	1,715	1,762	(3)	3,328	3,372	(1)
Modified Pool insurance	281	410	(31)	523	828	(37)
Total	1,996	2,172	(8)	3,851	4,200	(8)

We believe that settled claim activity in both periods presented has been slowed due to delays in foreclosure proceedings resulting from, among other factors, foreclosure moratoriums implemented by servicers. Settled claim activity has also been affected by other factors including our investigation of policies for underwriting violations, although delays due to investigation activity have generally declined since 2010 and are expected to continue to decline. Settled claim activity for Modified Pool insurance has also been affected by the number of Modified Pool transactions reaching their respective stop loss level on a settled basis.

Average severity, which is calculated by dividing total direct settled claims by the number of claims settled, for Primary settled claims increased slightly to $55,400 in the second quarter of 2012 compared to $55,000 in the respective period of 2011. Average severity for Modified Pool settled claims declined slightly to $59,300 in the second quarter of 2012 from $59,600 in the respective period of 2011. Average severity can fluctuate quarter to quarter depending on a number of factors including policy year, geography, and average coverage of the settled claim inventory. Modified Pool average severity is subject to greater volatility given the relatively small settled claim inventory.

Another factor affecting average severity on settled claims is our ability to mitigate claims. Historically, the sale of properties by the borrower either before or during the foreclosure process was effective in reducing average severity.  However, the decline in home prices since 2007 across almost all markets combined with reduced mortgage credit availability has continued to negatively impact our ability to mitigate losses from sales of properties.  Policies originated in 2006 and 2007 have been particularly impacted by the decline in home prices because the properties were acquired by the borrowers at the peak of the market. We expect our ability to mitigate losses will continue to be adversely affected by these factors.  Furthermore, recent issues with foreclosure proceedings may further negatively impact home sales.

In 2007, we identified Arizona, California, Florida, and Nevada as distressed states given the dramatic increase in default rates we witnessed during that year for those states. In addition, as these states had previously experienced some of the largest home price appreciation prior to 2007, home prices began to fall dramatically for these states in 2007. These states have also accounted for a large percentage of our claims settled since 2007, in part due to the higher average loan amount of policies originated in these states.  However, home price depreciation has been experienced in almost all states since 2007 and the recessionary employment environment combined with the general lack of mortgage credit has subsequently adversely impacted a number of states for which we have a high concentration of risk in force. The table below presents the dispersion of our Primary risk in force for our top ten states and the associated Primary default rate. Performance in states and within states can vary significantly depending on, among other factors, local economic conditions, house price levels, credit availability, and bankruptcy and foreclosure laws. While Arizona, California, Florida, and Nevada continue to have elevated default and claim rates and comprise a large percentage of our claims settled, given the adverse performance of many of the other markets as well and the continued challenges that confront all markets, we no longer believe the future performance of these four states will be significantly different from our total portfolio.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
Percent of Risk in Force:
Florida	10.1%	9.6%	9.7%	9.7%	9.6%
Texas	9.1%	8.7%	8.7%	8.7%	8.7%
California	7.6%	7.2%	7.4%	7.5%	7.6%
North Carolina	5.6%	5.4%	5.4%	5.3%	5.3%
Illinois	5.0%	4.7%	4.7%	4.6%	4.6%
Georgia	4.6%	4.4%	4.4%	4.4%	4.4%
New Jersey	4.0%	3.8%	3.7%	3.6%	3.6%
Virginia	3.7%	3.5%	3.5%	3.5%	3.5%
Pennsylvania	3.6%	3.4%	3.4%	3.4%	3.4%
Arizona	3.5%	3.3%	3.3%	3.4%	3.6%
All Other	43.2%	46.0%	45.8%	45.9%	45.7%
Total Risk in Force	100.0%	100.0%	100.0%	100.0%	100.0%

Default Rate:
Florida	29.9%	31.2%	31.9%	31.8%	32.3%
Texas	6.4%	6.5%	6.8%	6.7%	6.8%
California	19.5%	21.3%	22.5%	23.4%	23.7%
North Carolina	10.5%	11.3%	11.8%	11.7%	11.2%
Illinois	22.6%	22.9%	23.1%	22.4%	22.0%
Georgia	11.1%	11.4%	12.0%	12.7%	12.8%
New Jersey	24.7%	25.1%	24.3%	22.7%	22.4%
Virginia	9.4%	9.4%	10.1%	9.9%	9.7%
Pennsylvania	13.5%	13.4%	13.3%	12.7%	12.3%
Arizona	15.7%	17.4%	18.8%	19.6%	21.1%
All Other	12.8%	13.0%	13.4%	13.3%	13.1%
Total Default Rate	14.4%	14.9%	15.2%	15.2%	15.1%

The table below presents the dispersion of Primary risk in force by policy year and the associated Primary default rate. The 2005 - 2007 policy years comprise the majority of our risk in force and also have the highest defaults rate.  However, policies originated prior to 2005 have also exhibited elevated default rates when compared to historical norms and are subject to many of the same conditions that have affected the performance of the 2005 - 2007 policy years.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
Percent of Risk in Force:
2003 and prior	11.3%	11.7%	12.0%	12.5%	12.7%
2004	8.7%	8.8%	8.8%	8.8%	8.8%
2005	13.9%	13.8%	13.8%	13.8%	13.7%
2006	19.8%	19.8%	19.8%	19.8%	19.7%
2007	39.2%	39.0%	38.7%	38.3%	38.3%
2008	7.1%	6.9%	6.9%	6.8%	6.8%
Total Risk in Force	100.0%	100.0%	100.0%	100.0%	100.0%

Default Rate:
2003 and prior	9.6%	9.4%	9.5%	9.4%	8.8%
2004	12.4%	12.7%	12.7%	12.6%	12.3%
2005	16.6%	17.1%	17.4%	17.0%	17.0%
2006	17.3%	18.2%	19.0%	19.5%	19.5%
2007	16.2%	17.0%	17.7%	17.7%	17.9%
2008	10.0%	10.1%	10.1%	10.1%	10.8%
Total Default Rate	14.4%	14.9%	15.2%	15.2%	15.1%

The table below provides a trend analysis of the gross cumulative incurred loss incidence rate by book year for our Primary business (calculated as cumulative gross losses settled plus loss reserves, excluding the impact of captive structures, divided by policy risk originated, in each case for a particular book year) as it has developed during each of the last five quarters.

	June 30,	March 31,	December 31,	September 30,	June 30,
Book Year	2012	2012	2011	2011	2011
2000 & Prior	1.07%	1.06%	1.06%	1.06%	1.06%
2001	1.87%	1.87%	1.87%	1.86%	1.84%
2002	2.46%	2.44%	2.43%	2.39%	2.33%
2003	3.39%	3.34%	3.30%	3.20%	3.12%
2004	7.17%	6.97%	6.86%	6.65%	6.46%
2005	17.14%	16.60%	16.22%	15.57%	15.22%
2006	17.89%	17.46%	16.88%	16.49%	15.87%
2007	17.06%	16.48%	15.83%	15.07%	14.29%
2008	8.09%	7.78%	7.23%	6.55%	6.15%
Total	8.17%	7.94%	7.71%	7.43%	7.15%

In addition to depressed economic conditions since 2007 and the general lack of credit in the mortgage market, we believe the adverse performance of our insured portfolio has been due, in part, to non-sustainable levels of home price appreciation in the years prior to 2007 and the subsequent unprecedented depreciation in home prices, combined with less restrictive underwriting standards when the loans were originated.  The 2005 - 2007 policy years are also comprised of a large amount of pay-option ARM loans and Alt-A loans that have exhibited significant adverse performance.

Prior to 2007, the policies that we insured defaulted for a variety of reasons, but primarily due to loss of employment, divorce, or illness of a mortgage holder. However, because of the decline in home prices, many borrowers are now in the position where they owe more on the mortgage than the home is worth, causing some borrowers to strategically default, or stop paying the mortgage even though they are financially able to do so.  Prior to 2007, strategic defaults were believed to be a minimal cause of reported defaults.

Expenses and Taxes

Other operating expenses decreased by 20% in the second quarter of 2012 compared to the one-year prior period.  The decrease was primarily due to declines in personnel costs and lower expenses related to our legacy contract underwriting activities. Other operating expenses for the six month period ended June 30, 2012 increased by 1% over the comparable period of 2011, due primarily to a large increase in expenses related to our legacy contract underwriting activities.

Personnel cost declined by 17% in the 2012 second quarter compared to the 2011 second quarter. The decline was primarily due to a reduction in personnel over the previous twelve months and the related salary and benefit costs.

Contract underwriting expenses decreased by 66% in the second quarter of 2012 compared to the one-year prior period.  Expenses related to our legacy contract underwriting activities include paid remedies and changes in the reserve for expected remedies.  Paid remedies were $0.6 million and $1.2 million in the second quarter of 2012 and 2011, respectively.  The accrual for expected remedies was $8.0 million at June 30, 2012, compared to $8.2 million at March 31, 2012 and $7.1 million at June 30, 2011.

Contract underwriting expenses in the first six months of 2012 increased by 46% compared to the first six months of 2011 primarily due to an increase in the accrual for expected remedies of $0.9 million in the first six months of 2012.  The reserve for contract underwriting may increase in the remainder of 2012 as the limited period under which an indemnification request may be submitted by certain lenders is approaching an end.

We lease office space with lease commitments through November 2012 and have sub-leased or relinquished our lease on a significant part of unused office space, which continues to provide a positive impact on expenses. Following the termination of our current lease in November 2012, we have entered into a new two-year sublease agreement at the same location.

Interest expense increased 10% in the second quarter of 2012 compared to the same period of 2011 as accrued carrying charges on the DPO liability continue to increase.  Carrying charges on the DPO were the only component of interest expense in both periods and are calculated using simple interest and not compounded.  The payment of carrying charges related to the DPO is dependent on attaining certain risk to capital and other operating ratios and is subject to approval by the Department.  No carrying charges have been paid on the DPO since they were established in June 2008.

Because the Company has an NOL carryforward as of June 30, 2012, we are unable to obtain an immediate benefit from an operating loss.  Therefore, we did not recognize an income tax benefit in the Consolidated Statements of Comprehensive Loss for the first six months of 2012.  The NOL carryforward is calculated using the amounts reported on our income tax returns, which approximates amounts we reported under SAP as opposed to GAAP.  At June 30, 2012, our NOL carryforward was $731.6 million compared to $627.0 million at December 31, 2011.

Financial Position

During the six month period ended June 30, 2012, total assets decreased by $48.2 million to $848.0 million.   Total cash and invested assets decreased to $775.3 million at June 30, 2012 compared to $816.9 million at December 31, 2011.

Total liabilities were $1.6 billion at both June 30, 2012 and December 31, 2011.  The reserve for losses and LAE declined to $779.2 million at June 30, 2012 from $854.2 million at December 31, 2011 while the DPO and related accrued interest increased to $723.6 million at June 30, 2012 from $629.7 million at 2011 year-end. The recorded DPO, including accrued interest, comprises 98% of total invested assets at June 30, 2012. We expect the DPO liability to continue to increase.

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

Investment Portfolio
The majority of our assets are included in our investment portfolio.  Our goals for managing our investment portfolio are to preserve capital, provide liquidity as necessary for the payment of claims, and adhere to regulatory requirements, while optimizing investment returns within these constraints.  We have established a formal investment policy that describes our overall quality and diversification objectives and limits, although this policy is subject to change depending on market conditions, the economic and regulatory environment, as well as our financial condition.  We classify our entire investment portfolio as available-for-sale.  All investments are carried on our balance sheet at fair value.

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

The following table reflects the composition of our investment portfolio at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities:
U. S. government and agency securities	$11,130	1.5	$14,003	1.8
Foreign government securities	10,081	1.4	10,024	1.3
Corporate debt	512,388	69.3	515,627	66.4
Residential mortgage-backed	16,661	2.3	29,316	3.8
Commercial mortgage-backed	28,968	3.9	31,558	4.1
Asset-backed	69,783	9.4	76,736	9.9
State and municipal bonds	56,239	7.6	68,974	8.9
Total fixed maturities	705,250	95.4	746,238	96.2
Short-term investments	34,014	4.6	30,102	3.8
Total securities	$739,264	100.0	$776,340	100.0

Total invested assets decreased by $37.1 million from December 31, 2011. The decrease was due to the use of cash proceeds from the sale or maturity of invested assets to fund our negative cash flow from operations although we partially funded our negative cash flow from operations from our 2011 year-end cash holdings. We anticipate negative cash flow from operations in the foreseeable future and we expect the proceeds from the maturity and sale of securities will be used to fund these anticipated shortfalls.  We have attempted to structure maturities in our investment portfolio in anticipation of these funding needs.  The effective duration of our fixed maturity portfolio declined to 1.8 years at June 30, 2012 from 2.2 years at December 31, 2011.

Unrealized Gains and Losses

The following table summarizes by category our unrealized gains and losses in our securities portfolio at June 30, 2012:

	As of June 30, 2012
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$10,940	$190	$-	$11,130
Foreign government securities	9,587	494	-	10,081
Corporate debt	493,339	19,049	-	512,388
Residential mortgage-backed	15,509	1,152	-	16,661
Commercial mortgage-backed	28,443	525	-	28,968
Asset-backed	69,478	305	-	69,783
State and municipal bonds	51,582	4,657	-	56,239
Total fixed maturities	678,878	26,372	-	705,250
Short-term investments	34,008	6	-	34,014
Total securities	$712,886	$26,378	$-	$739,264

Given our previous substantial losses from operations, regulatory oversight of our operations, and the significant doubt regarding our ability to continue as a going concern, we may be unable to hold impaired assets for a sufficient time to recover their value.  As a result, we recognized impairment losses on all securities whose amortized cost was greater than the fair value at June 30, 2012.  If we believe that the recorded impairment was due to reasons other than credit related, we will amortize the difference between the impaired value and principal amount into interest income based upon the anticipated maturity date.  Impairment losses during the first six months of 2012 were immaterial compared to $1.1 million in the first six months of 2011.

The unrealized gains are partly due to the recovery in value of previously impaired fixed income securities. These unrealized gains do not necessarily represent future gains that we will realize.

The value of our investment portfolio is in part determined by interest rates. In general, the value of our investment portfolio will move inversely to the change in interest rates. An increase in interest rates would most likely result in further impairment losses. Furthermore, if interest rates increase from the current level, we may be required to fund a negative cash flow from operations by selling securities for less than par value, which would be detrimental to our financial position.  Changing conditions related to specific securities, overall market interest rates, and credit spreads, as well as our decisions concerning the timing of a sale, may also impact the values we ultimately realize.

Credit Risk

Credit risk is inherent in an investment portfolio.  One way we attempt to limit the inherent credit risk in our portfolio is to maintain investments with relatively high ratings.  The following table shows our investment portfolio by credit ratings.

	June 30, 2012		December 31, 2011
(dollars in thousands)	Fair Value	Percent	Fair Value	Percent

Fixed Maturities:
U.S. treasury and agency bonds	$11,130	1.6	$14,003	1.9
AAA	81,321	11.5	90,936	12.2
AA	176,019	25.0	201,621	27.0
A	392,370	55.6	371,267	49.8
BBB	33,221	4.7	56,355	7.6
BB	1,914	0.3	1,759	0.2
B	291	0.0	283	-
CCC	1,621	0.2	1,844	0.2
CC and lower	1,376	0.2	1,762	0.2
Not rated	5,987	0.8	6,408	0.9
Total fixed maturities	$705,250	100.0	$746,238	100.0

At June 30, 2012, our fixed income portfolio included limited direct exposure to foreign governments and no direct exposure to the governments of Greece, Ireland, Italy, Portugal, or Spain, whose obligations have deteriorated in value due to sovereign debt concerns including ratings downgrades and potential debt restructuring. However, further deterioration of governments in the European Union, including potential default and ratings downgrades, could have adverse effects on the value of our fixed income portfolio, particularly the financial sector where several individual companies may have a direct interest in European Union sovereign debt.

We evaluate the credit risk of a security by analyzing the underlying credit qualities of the security. For corporate securities, we attempt to mitigate credit risk by managing exposure to different market sectors as well as individual issuers.  We also seek value in enhancements provided by financial guaranty insurers to our tax-preferred state and municipal fixed income securities which may benefit the credit rating.  Taxable securities generally do not have such credit enhancements and the credit rating reflects only the securities' underlying credit qualities.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in accordance with GAAP and assume that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to comply with terms of the Corrective Orders which is in part dependent on our financial condition.  If we are unable to comply with the terms of the Corrective Orders, the Department may institute legal proceedings to place Triad in receivership.  If Triad were placed into receivership, all of the assets and future cash flows of Triad would be allocated to Triad's policyholders to pay insurance claims and to pay creditors and the administrative expenses of the receivership, and none of such assets or cash flows would be available to TGI and its stockholders.  In addition, Triad is TGI's primary source of current and potential future cash flow as TGI has no operations of its own. If Triad were placed in receivership proceedings by the Department, TGI may be forced to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws and it is likely that no funds would ever be available for distribution to our stockholders.  The report of our independent registered public accounting firm with respect to our December 31, 2011 and 2010 financial statements included a statement that they believe there is substantial doubt about our ability to continue as a going concern.

TGI is the public company whose stock is traded on the OTC Markets Group's OTCQB tier ("Pink Sheets") under the symbol "TGIC". TGI owns TGIC, which is its only operating subsidiary. Aside from its ownership of TGIC, TGI's assets amount to approximately $1.3 million, which consist primarily of cash holdings.  The remainder of the $848.0 million of assets reported on the consolidated balance sheet presented in this Form 10-Q are the assets of Triad. Triad is prohibited from paying dividends or distributing assets to TGI without the approval of the Department. We believe that, absent significant positive changes in the economy and the residential real estate market, the existing assets combined with the future premiums of Triad likely will not be sufficient to meet Triad's current and future policyholder obligations and, therefore, none of Triad's assets would be available to TGI and its stockholders other than to reimburse certain TGI expenses incurred on behalf of TGIC.  Therefore, the ultimate value of TGI could be considered its cash holdings less any future expenses not reimbursed by Triad. TGI is exploring strategies to acquire profitable, growing businesses and leverage its insurance industry knowledge, management expertise, and Net Operating Loss ("NOL") carryforwards that were generated on a consolidated basis with Triad in order to increase its future value for the benefit of its stockholders. No assurance can be given that TGI will be able to successfully implement such a strategy, or, if implemented, to increase its stockholder value.

Currently, TGI has no outstanding debt or other material liabilities.  Given our current financial condition, we do not believe we would be able to successfully access the capital markets to obtain long-term or short-term financing on either a debt or equity basis. TGI's primary source of revenue is the reimbursement of expenses from Triad.  Investment income from TGI's cash holdings is immaterial.  However, TGI may receive additional contingent payments from the sale of assets to Essent.

TGI's expenses primarily consist of legal, Board, accounting, and consulting fees and are expected to range from approximately $100,000 to $400,000 per quarter.  Triad has historically reimbursed TGI for a majority of its operating cash expenses under a management agreement.  Pursuant to the Corrective Orders, we are required to submit to the Department a request for reimbursement of these expenses on a quarterly basis. There can be no assurance these quarterly expenditures will not increase in the future or that the Department will not prohibit or limit reimbursements in the future.  If the Department prohibits or limits the reimbursement by Triad of TGI's operating expenses, the limited cash resources of TGI will be adversely affected.

Under the Department's Corrective Orders, all valid claims under Triad's mortgage guaranty insurance policies are settled 60% in cash and 40% by the recording of a DPO.  In addition to the DPO, Triad also accrues interest based on the average net investment yield earned by Triad's investment portfolio.  The ultimate payment of both the DPO and the interest are subject to Triad's future financial performance and requires the approval of the Department.  At June 30, 2012, the total amount of the DPO was $723.6 million, including accrued carrying charges of $40.5 million, which equates to 98% of our total invested assets.  We are currently in discussions with the Department regarding a possible amendment to the second Corrective Order that would require the escrow of DPOs and accrued carrying charges only if requested by the Director and would limit the amount of carrying charges credited to the DPO holders to the amount of net investment income earned by Triad.

The specific terms of the Corrective Order requiring the DPO have and will continue to positively impact our operating cash flows until such time, if any, that we are required to distribute payments on the DPO.  However, because we remain obligated to pay the DPO and will accrue interest on the DPO, we do not expect to realize any ultimate financial benefit or expense from recording a DPO.

We sold our information technology and operating platform to Essent in the fourth quarter of 2009.  Under the terms of the purchase agreement, Essent acquired all of our proprietary mortgage insurance software and substantially all of the supporting hardware, as well as certain other assets, in exchange for fixed payments of $15 million, contingent payments of up to $15 million, and the assumption by Essent of certain contractual obligations. We have collected the original $15 million fixed portion of the agreement and $2.5 million of the contingent purchase price was received in the second quarter of 2012. The remaining $12.5 million contingent payment price is payable in five equal payments, beginning December 2012, and is subject to Essent writing a certain minimum amount of insurance in each of the five consecutive six-month periods.  The majority of the payments are remitted to Triad while a small amount is remitted to TGI.  Under a services agreement, Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad.  Payment for these services is a variable expense based on the number of policies in force with a minimum payment of $150,000 per month for the initial five-year term of the agreement.

Our sources of operating funds generally consist of premiums received and investment income which are applied to the payment of claims and expenses.   We reported a deficit in operating cash flow of $42.0 million in the first six months of 2012 compared to a $31.1 million deficit in the respective period of 2011, which benefitted from a one-time tax refund of $11.7 million. The operating cash flows in both periods have benefited from the DPO requirements of the second Corrective Order.  Operating cash flow shortfalls were funded primarily through available cash holdings as well as sales and maturities of short-term investments.  See "Investment Portfolio" for more information.

Net cash received from premiums decreased to $61.7 million in the six-month period ended June 30, 2012 compared to $73.7 million in the respective period of 2011.  This decrease was primarily due to the overall decline in insurance in force although premium refunds continue to significantly impact premium cash flow.  During the first six months of 2012, premium refunds were $24.1 million compared to $28.9 million in the first six months of 2011.

Cash outflows on settled claims decreased to $123.5 million in the first six months of 2012 compared to $129.3 million in the first six months of 2011.  The DPO requirement resulted in a reduction to cash outflow on settled claims of $93.9 million and $101.5 million in the first six months of 2012 and 2011, respectively.

We expect to report negative quarterly cash flows from operations in the foreseeable future as we continue to believe that claims and expenses will exceed our net premium and investment income.  We currently do not anticipate any other significant cash receipts in future periods from captive commutations, income tax refunds, or from other sources. We anticipate that the funds necessary to meet the operating shortfall will come from the scheduled maturities of invested assets and, if needed, sales of other assets in our investment portfolio.

Our deficit in assets increased to $771.4 million at June 30, 2012 from $703.6 million at December 31, 2011.  We expect to continue to report a deficit in assets for the foreseeable future.

Update on Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2011, we identified the establishment of the reserves for losses and LAE as well as the valuations on our investments as the two areas that require a significant amount of judgment and estimates.  We provided a sensitivity analysis surrounding the reserve for losses and LAE and the two most sensitive areas of judgment, specifically the frequency and severity factors used in the establishment of reserves.  We continue to believe that a 20% change, plus or minus, in the frequency factor (which includes our estimate of future rescissions in the existing defaults) is possible given the uncertainty surrounding home prices and the economy.  Additionally, we believe the 5% increase or decrease in the severity factor remains a viable range through 2012. In the six months ended June 30, 2012, we made slight changes to both the frequency and severity factors, none of which had a material impact on the financial statements.

Economic conditions that could give rise to an increase in the frequency rate include a sudden increase in unemployment rates, further deterioration in home prices, especially in geographical areas that had previously been less susceptible to such downward trends, a lessened ability to rescind coverage as a result of misrepresentations at closing than what we estimated in the reserve methodology, or increased cultural or social acceptance of strategic defaults.  Conversely, an improved housing market, a sustained period of economic and job growth or the inability of servicers to foreclose on delinquent borrowers due to documentation issues could potentially decrease the frequency rate.  Any factor that would affect the ability to sell a home of a borrower in default prior to foreclosure could affect our severity.  The most prominent of these would be the value of the underlying home. Government and private industry programs designed to stem the volume of foreclosures could also impact frequency and severity and the impact of these programs would most likely have a positive effect on our severity and frequency factors.

While rescission activity has been significant over recent years our recent level of rescission activity is not necessarily indicative of future trends.  Our ability to rescind a policy may be adversely impacted by legal challenges from policyholders and the inability to validate rescindable events as the length of time between loan origination and investigation grows.  The increased level of rescission and claims denial activity by mortgage insurers has caused certain policyholders and loan servicers to institute legal actions to challenge the validity of rescissions and claim denials, and we are currently a defendant in such a proceeding.  See Part II, Item 1, "Legal Proceedings" for further information.  We believe it is likely that other lenders and mortgage servicers will challenge the ability of mortgage insurers to rescind and deny coverage, including the filing of additional lawsuits.  An adverse court decision against us or another mortgage insurer could set a precedent that has the effect of significantly restricting or limiting our ability to rescind policies or deny coverage of claims and require a corresponding decrease in our rescission factor.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We had no material off-balance sheet arrangements at June 30, 2012.

We lease office facilities and office equipment under operating leases with minimum lease commitments that range from one to three years.  We currently sublease space on three of the five floors of our office facility to Essent.  We had no capitalized leases or material purchase commitments at June 30, 2012.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements relating to future plans, expectations and performance, which involve various risks and uncertainties, including, but not limited to, the following:

•	it is likely that our existing assets and future premium will not be sufficient to meet our current and future policyholder obligations absent significant positive changes in the economy and the residential real estate market;
•	adverse economic conditions in the United States, a continued decline or the lack of significant recovery in home prices, and/or high unemployment levels could increase defaults and limit opportunities for borrowers to cure defaults or for us to mitigate losses, which could have an adverse material impact on our business or results of operations;
•	the possibility that the Department may take various actions regarding Triad if we do not operate our business in accordance with the Corrective Orders, or for other reasons, including instituting receivership proceedings, which would likely eliminate all remaining stockholder value;
•	our ability to operate our business during run-off and maintain a solvent run-off;
•	our ability to continue as a going concern;
•	if Triad is not permitted or is otherwise unable to provide funds to TGI, the available resources of TGI will be insufficient to satisfy future operating expenses;
•	our ability to rescind coverage or deny claims could be restricted or limited by legal challenges from policyholders and loan servicers;
•	our loss reserve estimates are subject to uncertainties and are based on assumptions that remain volatile in the housing and mortgage markets and, therefore, settled claims may be substantially different from our loss reserves;
•	we do not expect to realize benefits from rescissions at the levels that we have recently experienced;
•	if home prices remain depressed or continue to fall, additional borrowers may default and claims could be higher than anticipated;
•	if unemployment rates remain at elevated levels or begin to increase, especially in those areas that have already experienced significant declines in home prices, defaults and claims could be higher than anticipated;
•	further economic downturns in regions where we have larger concentrations of risk and in markets already distressed could have a particularly adverse effect on our financial condition and loss development;
•	the impact of programs, legislation, and legal proceedings regarding modifications and refinancings of mortgages and/or foreclosure proceedings, which could materially affect our financial performance in run-off;
•	the impact of pending and future litigation and regulatory proceedings, which may result in unexpected financial losses or gains;

•	our financial condition and performance in run-off could be affected by legislation adopted in the future impacting the mortgage industry, the GSEs specifically, or the financial services industry in general;
•	if the GSEs or our lender customers choose to cancel the insurance on policies that we insure, our financial performance in run-off could be adversely affected;
•	if we have failed to properly underwrite mortgage loans under contract underwriting service agreements, we may be required to reimburse lenders for the losses incurred on those loans that we underwrote or provide other remedies;
•	the possibility that there will not be adequate interest in our common stock to ensure efficient pricing on the over the counter markets; and
•	our ability to lower operating expenses to the most efficient level while still mitigating losses effectively during run-off, which will directly impact our financial performance in run-off.

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

Item 4.  Controls and Procedures

a)	We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our management, including our PEO and PFO, concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including our PEO and PFO, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.

b)	During the first quarter of 2012, we made changes to the outsourced payroll and benefits provider. Based upon the implementation of these changes, we believe that the internal controls impacting payroll and benefits as they relate to financial reporting have been strengthened; however, we have not been able to adequately test and report on these changes. At this point in time, we do not think these changes to our internal control over financial reporting during the six months ended June 30, 2012 were materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no other changes to our internal control over financial reporting during the period ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in litigation and other legal proceedings in the ordinary course of business as well as the matters identified below.  No reserves have been established in the financial statements regarding current litigation as the potential liabilities, if any, are not probable or cannot be reasonably estimated.

On February 6, 2009, James L. Phillips served a complaint alleging violations of federal securities laws against TGI and two of its officers in the United States District Court, Middle District of North Carolina on behalf of a purported class of persons who acquired the common stock of the Company between October 26, 2006 and April 1, 2008.  TGI filed its motion to dismiss the amended complaint on August 21, 2009 and on January 27, 2012 the Magistrate Judge recommended that TGI's motion to dismiss be granted.  The plaintiff filed an amended complaint on March 30, 2012, TGI filed its motion to dismiss on May 15, 2012, the plaintiff filed its opposition to Triad's motion to dismiss on July 6, 2012, and TGI filed its reply brief on August 6, 2012.  TGI intends to vigorously defend this matter.

On September 4, 2009, Triad filed a complaint against American Home Mortgage ("AHM") in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies ("master policies") and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action. Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. Three groups of current owners and/or servicers of AHM-originated loans filed motions to intervene in the lawsuit, which were granted by the Court on May 10 and October 29, 2010.  On March 4, 2011, Triad amended its complaint to add a count alleging fraud in the inducement.  On March 25, 2011, each of the interveners filed a motion to dismiss.  Triad filed its answer and answering brief in opposition to the motions to dismiss on May 27, 2011 and the interveners filed their reply briefs on July 13, 2011.  The total amount of risk originated under the AHM master policies, accounting for any applicable stop-loss limits associated with Modified Pool contracts and less risk originated on policies that have been subsequently rescinded, was $1.3 billion, of which $0.6 billion remained in force at June 30, 2012.  Triad continues to accept premiums and process claims under the master policies, with the earned premiums and settled losses reflected in the Consolidated Statements of Comprehensive Loss.  However, as a result of the litigation, Triad ceased remitting claim payments to companies servicing loans originated by AHM and the liability for losses settled but not paid is included in "Accrued expenses and other liabilities" on the Consolidated Balance Sheets.  Triad has not recognized any benefit in its financial statements pending the outcome of the litigation.

On March 5, 2010, Countrywide Home Loans, Inc. filed a lawsuit in the Los Angeles County Superior Court of the State of California alleging breach of contract and seeking a declaratory judgment that bulk rescissions of flow loans is improper and that Triad is improperly rescinding loans under the terms of its master policies.  On May 10, 2010 the case was designated as complex and transferred to the Court's Complex Litigation Program.  Non-binding mediation occurred on July 22, 2011 with a follow-up mediation session on October 13, 2011. The parties are in discussions to settle this matter. In the event that a settlement is not successfully concluded, Triad intends to vigorously defend this matter.

On December 19, 2011, January 17, 2012, and April 12, 2012, complaints were served against TGIC in the United States District Court, Central District of California, United States District Court, Eastern District of Pennsylvania, and United States District Court, Eastern District of Pennsylvania, respectively.  The plaintiffs purport to represent a class of persons whose loans were insured by a mortgage guaranty insurance policy and reinsured through a captive reinsurer.  The complaints allege that such reinsurance is in violation of the Real Estate Settlement Procedures Act. In each case, the lender, captive reinsurer, and various mortgage guaranty insurers were sued. Triad did not provide mortgage guaranty insurance on the named plaintiffs' loans in any of these lawsuits.  Triad intends to vigorously defend these matters.

The Consumer Financial Protection Bureau (the "CFPB") issued a letter to TGI on January 3, 2012, advising TGI that the CFPB was investigating premium ceding practices by mortgage insurers, lenders, and their captive reinsurers and requested certain information from Triad.  The CFPB formally requested additional information on June 20, 2012.  Triad is cooperating with the CFPB in its investigation.

Item 6.  Exhibits

The exhibits filed with this Quarterly Report on Form 10-Q are set forth in the Exhibit Index on page 49 and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Guaranty Inc.

August 14, 2012	/s/ Kenneth W. Jones
Kenneth W. Jones President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company's Quarterly Report on Form 10-Q, filed on August 14, 2012, for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2012 and 2011; (iii) the Consolidated Statements of Cash Flow for the six months ended June 30, 2012 and 2011; and (iv) the Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.