Form 10-Q
period 2012-09-30
TRIAD GUARANTY INC
filed 2012-11-14
CIK 911631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Number of shares of common stock, par value $0.01 per share, outstanding as of November 2, 2012 was 15,368,128.

TRIAD GUARANTY INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIAD GUARANTY INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except per share data)	2012	2011
	(unaudited)
ASSETS
Invested assets:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost: $644,863 and $721,168)	$673,254	$746,238
Short-term investments	46,452	30,102
Total invested assets	719,706	776,340
Cash and cash equivalents	32,891	40,590
Accrued investment income	6,346	6,680
Property and equipment	551	1,140
Reinsurance recoverable, net	17,231	22,988
Other assets	43,865	48,489
Total assets	$820,590	$896,227

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Losses and loss adjustment expenses	$741,808	$854,188
Unearned premiums	5,874	6,871
Deferred payment obligation, including interest	764,972	629,700
Accrued expenses and other liabilities	110,725	109,042
Total liabilities	1,623,379	1,599,801
Contingencies - Note 4
Stockholders' deficit:
Preferred stock, par value $0.01 per share --- authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share --- authorized 32,000,000 shares; issued and outstanding 15,368,128 and 15,328,128 shares	154	153
Additional paid-in capital	114,118	114,111
Accumulated other comprehensive income, net of income tax liability of $16,575	12,118	8,977
Accumulated deficit	(929,179)	(826,815)
Deficit in assets	(802,789)	(703,574)
Total liabilities and stockholders' deficit	$820,590	$896,227

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011

Revenue:
Premiums written:
Direct	$26,653	$50,271	$100,750	$125,608
Ceded	(1,165)	(1,579)	(3,719)	(4,796)
Net premiums written	25,488	48,692	97,031	120,812
Change in unearned premiums	1,239	1,027	993	1,429
Earned premiums	26,727	49,719	98,024	122,241

Net investment income	5,455	7,364	17,438	23,981
Net realized investment gains	103	1,349	1,083	3,913
Other income	4	10	2,520	66
	32,289	58,442	119,065	150,201

Losses and expenses:
Net losses and loss adjustment expenses	54,026	87,842	190,192	170,847
Interest expense on the deferred payment obligation	5,147	4,813	15,066	13,260
Other operating expenses	6,451	4,450	16,171	14,065
	65,624	97,105	221,429	198,172
Loss before income taxes	(33,335)	(38,663)	(102,364)	(47,971)
Income tax benefit	-	(1,134)	-	(1,134)
Net loss	$(33,335)	$(37,529)	$(102,364)	$(46,837)

Other comprehensive income (loss), net of tax:
Change in unrealized gains on investments	$1,943	$(55)	$3,141	$2,106
Comprehensive loss	$(31,392)	$(37,584)	$(99,223)	$(44,731)

Loss per common and common equivalent share:
Diluted loss per share	$(2.17)	$(2.46)	$(6.68)	$(3.07)

Shares used in computing loss per common and common equivalent share:
Diluted	15,328,128	15,258,128	15,319,794	15,247,102

See accompanying notes.

TRIAD GUARANTY INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2012	2011

Operating activities
Net loss	$(102,364)	$(46,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Losses, loss adjustment expenses and unearned premium reserves	(113,377)	(197,408)
Accrued expenses and other liabilities	1,683	8,384
Deferred payment obligation, including accrued interest	135,272	160,853
Income taxes recoverable	-	11,707
Reinsurance, net	5,757	17,087
Accrued investment income	334	672
Net realized investment gains	(1,083)	(3,913)
Provision for depreciation	588	770
Discount accretion on investments	2,973	1,790
Deferred income taxes	-	(1,134)
Other assets	4,427	(9,813)
Other operating activities	7	22
Net cash used in operating activities	(65,783)	(57,820)

Investing activities
Securities available-for-sale:
Purchases – fixed maturities	(47,296)	(92,206)
Sales – fixed maturities	19,969	83,296
Maturities – fixed maturities	101,429	88,240
Sales – equities	7	-
Other investment activity	327	(1,309)
Short-term investments	(16,353)	6,087
Property and equipment	1	1
Net cash provided by investing activities	58,084	84,109

Net change in cash and cash equivalents	(7,699)	26,289
Cash and cash equivalents at beginning of period	40,590	38,762
Cash and cash equivalents at end of period	$32,891	$65,051

Supplemental schedule of cash flow information
Cash received during the period for:
Income taxes	$-	$(11,707)

See accompanying notes.

TRIAD GUARANTY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

1.  The Company

Triad Guaranty Inc. ("TGI") is a holding company which, through its wholly-owned subsidiary, Triad Guaranty Insurance Corporation ("TGIC"), is a nationwide mortgage guaranty insurer pursuing a run-off of its existing in-force book of business.  Mortgage insurance allows buyers to achieve home ownership with a reduced down payment, facilitates the sale of mortgage loans in the secondary market, and protects lenders from credit default-related expenses. The term "run-off" as used in these financial statements means continuing to service existing mortgage guaranty insurance policies but not writing any new policies.

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

The term "settled," as used in these financial statements in the context of the payment of a claim, refers to the satisfaction of Triad's obligations following the submission of valid claims by its policyholders.  As required by the second Corrective Order, effective on and after June 1, 2009, valid claims are settled by a combination of 60% in cash and 40% in the form of a deferred payment obligation ("DPO").  The Corrective Orders, among other things, allow management to continue to operate Triad under the close supervision of the Department, include restrictions on the distribution of dividends or interest on notes payable to TGI by Triad, and include certain requirements on the payment of claims.  Failure to comply with the provisions of the Corrective Orders, or other factors, could result in the imposition of fines or penalties or subject Triad to further legal proceedings, including receivership proceedings for the conservation, rehabilitation, or liquidation of Triad.  During the third quarter of 2012, Triad reported that it was not in compliance with a provision in the second Corrective Order, and Triad is currently awaiting recommendations of the Department regarding modifications to the Corrective Order.  See the discussion below under "Pending Regulatory Matters" for more information.

Pending Regulatory Matters

The second Corrective Order requires Triad to set aside invested assets in an escrow account in an amount equal to the combined DPO and accrued interest thereon.  The second Corrective Order also requires Triad to accrue interest on the DPO at a rate equal to Triad's investment portfolio yield as defined in the second Corrective Order.  At September 30, 2012, the recorded DPO, including accrued interest of $45.7 million, amounted to $765.0 million, which exceeded the cash and invested assets of Triad at that date.  Triad previously reported to the Department that as of August 31, 2012, the aggregate amount of the DPO liability exceeded the cash and invested assets of Triad that were available for segregation in a separate account.  Accordingly, Triad was not in compliance with this provision of the second Corrective Order as of August 31, 2012.  Triad has asked the Department to amend, modify or otherwise waive compliance with this provision of the second Corrective Order.  In addition, Triad has requested that the calculation of the interest on the DPO prescribed in the second Corrective Order be amended to limit the amount to a maximum equal to the actual aggregate net investment income that Triad earns rather than an amount based on the effective rate earned by Triad on its investments.

In response to Triad's requests for these modifications to the second Corrective Order, the Department held a public hearing on September 10, 2012, and invited Triad and its policyholders to provide testimony regarding these proposed amendments.  In addition, the Department invited Triad and its policyholders to provide testimony as to whether Triad should be permitted to continue to run off its existing book of insurance business or whether the Department should implement a different regulatory approach, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  The Department extended the period for comments and written testimony on these matters until November 30, 2012.

 Triad's failure to comply with the provisions of the second Corrective Order or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  Moreover, if the Department determines that Triad is insolvent under applicable law, it would be required to institute a receivership proceeding over Triad.  In addition, the Department retains the inherent authority to institute such proceedings against Triad for any reason and Triad has previously agreed not to contest the taking of any such actions. As of the date of this Form 10-Q, the Department has not issued any final decision or order as a result of the public hearing and Triad's request to amend the second Corrective Order.  Because the subject matter of the hearing specifically included an assessment of whether the Department should implement a different regulatory approach with respect to Triad, including institution of receivership proceedings for the conservation, rehabilitation or liquidation of Triad, the Company believes institution of such a proceeding could be imminent.  If this should occur, among other things, TGI could lose control of Triad and could be forced to deconsolidate its financial statements.  Any such actions would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or take other steps to wind up its business and liquidate.  See Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

Impact of Expense Reimbursements on TGI's Liquidity

TGI is the public company whose stock is traded on the OTC Markets Group's OTCQB tier ("Pink Sheets") under the symbol "TGIC".  TGI owns Triad, which is its only operating subsidiary.  Aside from its ownership of Triad, TGI's assets at September 30, 2012 total approximately $1.0 million, which consist primarily of cash holdings.  The remainder of the $820.6 million of assets reported on the September 30, 2012 Consolidated Balance Sheets presented in this Form 10-Q are the assets of Triad. TGI currently has no outstanding debt or other known material liabilities other than potential liabilities and costs of defense associated with the pending securities law class action litigation described under Note 4, Litigation and Contingencies.

TGI has explored strategies to acquire complementary profitable businesses and utilize the net operating loss carryforwards ("NOLs") that were generated on a consolidated basis with Triad in order to increase its future value for the benefit of its stockholders as well as provide a limited benefit for Triad policyholders.  Tax laws related to the use of NOLs effectively preclude TGI from raising material amounts of equity capital because such a transaction would likely materially impair the value of the NOLs.  To date, TGI has been unsuccessful in identifying a viable acquisition candidate.  Given the limited amount of cash remaining at TGI and its inability to raise additional funds, no assurance can be given that TGI will ever be successful in implementing such a strategy.

Given its current financial condition, it is unlikely that TGI would be able to successfully access the capital markets to obtain long-term or short-term debt or equity financing.  TGI's primary source of revenue is the reimbursement of expenses from Triad.  Investment income from TGI's cash holdings is immaterial.  Triad is prohibited from paying dividends or distributing assets to TGI without the approval of the Department.  The Company believes that, absent significant positive changes in the economy and the residential real estate market, Triad's existing assets combined with its future premiums will not be sufficient to meet Triad's current and future policyholder obligations.  Therefore, none of Triad's assets would be available to TGI and its stockholders other than to reimburse certain TGI expenses incurred on behalf of Triad, but only if approved by the Department.  Accordingly, the ultimate value of TGI could be considered its cash holdings, which will decline over time to the extent its future expenses are not reimbursed by Triad.  Since September 30, 2012, TGI's cash holdings have declined further from $1.0 million to approximately $750,000 as of the date of this Form 10-Q.

TGI's expenses primarily consist of legal fees, fees paid to our Board of Directors, audit fees paid to our registered public accounting firm, and annual premiums for directors' and officers' liability insurance.  These expenses have ranged from approximately $100,000 to approximately $500,000 per quarter and, historically, substantially all of these expenses have been reimbursed by Triad on a routine basis.  In May 2012, TGI submitted a reimbursement request to the Department for approximately $164,000, which represented TGI's expenses that were incurred in the first quarter of 2012 that were eligible for reimbursement under historical practices.  The Department has not yet responded to that request and has not advised TGI when to expect a response.  TGI also incurred expenses during the second and third quarters of 2012 totaling approximately $323,000 and a reimbursement request to the Department for those expenses was submitted in October of 2012, which also is pending Department approval.  The Department has broad discretion in determining whether to approve TGI's expense reimbursement requests and the Company is unsure how much, if any, of these expenses will ultimately be approved for reimbursement by the Department.  Even if some or all of the pending expense reimbursement requests are approved by the Department, the Company expects that future expense reimbursements from Triad, if any, would be reduced from historical levels.  Absent expense reimbursements from Triad, the remaining assets of TGI will continue to be depleted each month and unless TGI's expenses are substantially reduced, the Company expects that TGI will have depleted all of its remaining cash by mid-2013, or earlier depending on the timing of any costs of defense associated with the pending securities law class action litigation described under Note 4, Litigation and Contingencies.

This will ultimately cause TGI to commence winding up its business and liquidating through a Chapter 11 bankruptcy proceeding or through other liquidation proceedings.  A final decision by the Department to cease allowing Triad to reimburse TGI's expenses will likely leave TGI with no alternative other than to commence such a proceeding.  See Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

Accounting Principles

The Company prepares its financial statements presented in this Quarterly Report on Form 10-Q in conformity with accounting principles generally accepted in the United States of America ("GAAP").  The financial statements for Triad that are provided to the Department are prepared in accordance with Statutory Accounting Principles ("SAP") as set forth in the Illinois Insurance Code or prescribed by the Department.  The primary difference between GAAP and SAP for Triad at September 30, 2012 and December 31, 2011 was the reporting requirements relating to the DPOs stipulated in the second Corrective Order.

A deficit in assets occurs when recorded liabilities exceed recorded assets in financial statements prepared under GAAP.  A deficiency in policyholders' surplus occurs when recorded liabilities exceed recorded assets in financial statements prepared under SAP.  A deficit in assets at any particular point in time under GAAP is not necessarily a measure of insolvency.  However, the Company believes that if Triad were to report a deficiency in policyholders' surplus under SAP for an extended period of time, Illinois law may require the Department to seek receivership of Triad, which could compel TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or otherwise consider dissolution of the Company.  The second Corrective Order was designed in part to help Triad maintain its positive policyholders' surplus.

2.  Going Concern

The Company has prepared its financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to the Company's ability to continue as a going concern.  This uncertainty is based on, among other things, Triad's current non-compliance with a provision of the second Corrective Order, the possible failure of Triad to comply with other provisions of the Corrective Orders, and the Company's ability to generate enough income over the term of the remaining run-off to overcome its $802.8 million deficit in assets at September 30, 2012.

The positive impact on statutory surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders' surplus in its SAP financial statements of $224.1 million at September 30, 2012, as opposed to a deficiency in policyholders' surplus of $834.5 million on the same date had the second Corrective Order not been implemented.  While the implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about the Company's ability to continue as a going concern.

The Department may seek receivership of Triad based on Triad's current non-compliance with a provision of the second Corrective Order or for any other violation of the Illinois Insurance Code.  Moreover, if the Department determines that Triad is insolvent under applicable law, it would be required to institute a receivership proceeding over Triad.  In addition, the Department retains the inherent authority to institute such proceedings against Triad for any reason and Triad has previously agreed not to contest the taking of any such actions.

As of the date of this Form 10-Q, the Department has not issued any final decision or order as a result of the public hearing and Triad's request to amend the second Corrective Order.  Because the subject matter of the hearing specifically included an assessment of whether the Department should implement a different regulatory approach with respect to Triad, including institution of receivership proceedings for the conservation, rehabilitation or liquidation of Triad, the Company believes institution of such a proceeding could be imminent.  If this should occur, among other things, TGI could lose control of Triad and could be forced to deconsolidate its financial statements.  Any such actions would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or take other steps to wind up its business and liquidate.  See Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for more information. The consolidated financial statements that are presented in this report do not include any accounting adjustments that reflect the financial risks of Triad entering receivership proceedings or otherwise not continuing as a going concern.

3.  Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or subsequent periods.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

The DPO is an interest-bearing subordinated obligation of Triad with no stated repayment terms.  The second Corrective Order requires that Triad hold assets to support the DPO liability in a separate account pursuant to a custodial arrangement.  As mentioned in Note 1, Triad is currently not in compliance with this provision of the second Corrective Order. See "Pending Regulatory Matters" above for more information.

The recording of a DPO does not impact reported settled losses as the Company continues to report the entire amount of a claim in its statements of comprehensive loss.  The accounting treatment for the recording of DPOs on Triad's balance sheet on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus which serves to increase reported statutory surplus.  However, in the Company's financial statements prepared in accordance with GAAP included in this report, the DPOs and related accrued interest are reported as a liability.  At September 30, 2012, the cumulative effect of the DPO requirement on statutory policyholders' surplus, including the impact of establishing loss reserves at anticipated cash payment rather than the estimated full claim amount, was to increase statutory policyholders' surplus by $1.1 billion over the amount that would have been reported absent the second Corrective Order.  The cumulative increase to statutory policyholders' surplus as a result of the DPO requirement was $967.5 million at December 31, 2011. There was no such impact to loss reserves or stockholders' deficit calculated on a GAAP basis, which is the primary reason for the reported deficit in assets.  Any repayment of the DPO or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.

The second Corrective Order provides financial thresholds, specifically regarding the statutory risk-to-capital ratio and the level of statutory policyholders' surplus that, if met, may indicate that the Department should reduce the DPO percentage and/or require distributions to DPO holders.  In January 2012, the Department notified Triad that as of December 31, 2011, based upon Triad's surplus position, risk-to-capital ratio and the continued economic uncertainty, the Department determined that no change to the DPO percentage was in order nor would it be appropriate for Triad to make a distribution to the DPO holders.

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

Reinsurance

Prior to entering into run-off, the Company entered into various captive reinsurance agreements that were designed to allow lenders to share in the risks of mortgage insurance. All of the captive reinsurance agreements include, among other things, minimum capital requirements and require a trust be established to partially support the reinsurer's obligations under the agreement. Reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of the reinsurer to honor its obligation in excess of the minimum capital level required by the reinsurance agreement could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible from the captive reinsurance company. At September 30, 2012, reinsurance recoverable on loss reserves from captive reinsurers was approximately $15.9 million and captive reinsurance trust balances were $35.0 million. At September 30, 2012, approximately $1.8 million of reinsurance recoverable on loss reserves exceeded the available trust balance for which no benefit was recognized in these financial statements.

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

A number of factors can impact the actual frequency and severity realized during the year compared to those utilized in the reserve assumptions including: changes in home prices at a faster rate than anticipated; the unanticipated impact of loan modification programs on cure rates; the impact of a higher or lower unemployment rate than anticipated; an unanticipated slowdown or acceleration of the overall economy; or social and cultural changes that are more accepting of mortgage defaults even when the borrower has the ability to pay.  Changes in the actual rescission rate compared to the rescission rate utilized in the reserve assumptions can also impact the frequency factor.

Rescissions are a key component in determining the level of estimated loss reserves and ultimately the level of paid claims.  During the three months and nine months ended September 30, 2012, the Company rescinded coverage on policies with risk in force of $95.3 million and $245.4 million, respectively, compared with $64.6 million and $321.7 million in the comparable prior year periods. The rescission factor utilized in the calculation of loss reserves resulted in a reduction to gross reserves of $104.5 million at September 30, 2012 compared to $205.7 million at December 31, 2011. Any change to the actual rescission rate compared to those utilized in the reserve methodology can have a material impact on the Company's financial condition. Such changes may come about for a number of reasons including legal determinations and agreements regarding Triad's ability to rescind coverage.

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

4.  Litigation and Contingencies

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

On September 4, 2009, Triad filed a complaint against American Home Mortgage ("AHM") in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies ("master policies") and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action. Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. Three groups of current owners and/or servicers of AHM-originated loans filed motions to intervene in the lawsuit, which were granted by the Court on May 10 and October 29, 2010.  On March 4, 2011, Triad amended its complaint to add a count alleging fraud in the inducement.  On March 25, 2011, each of the interveners filed a motion to dismiss.  Triad filed its answer and answering brief in opposition to the motions to dismiss on May 27, 2011 and the interveners filed their reply briefs on July 13, 2011.  The total amount of risk originated under the AHM master policies, accounting for any applicable stop-loss limits associated with Modified Pool contracts and less risk originated on policies that have been subsequently rescinded, was $1.2 billion, of which $0.5 billion remained in force at September 30, 2012.  Triad continues to accept premiums and process claims under the master policies, with the earned premiums and settled losses reflected in the Consolidated Statements of Comprehensive Loss.  However, as a result of the litigation, Triad ceased remitting claim payments to companies servicing loans originated by AHM and the liability for losses settled but not paid is included in "Accrued expenses and other liabilities" on the Consolidated Balance Sheets.  Triad has not recognized any benefit in its financial statements pending the outcome of the litigation. On August 27, 2012, the Bankruptcy Court issued an order dismissing the lawsuit on jurisdictional grounds. Triad is evaluating whether to refile in jurisdictions where the current master policyholder is located.

On March 5, 2010, Countrywide Home Loans, Inc. filed a lawsuit in the Los Angeles County Superior Court of the State of California alleging breach of contract and seeking a declaratory judgment that bulk rescissions of flow loans is improper and that Triad is improperly rescinding loans under the terms of its master policies.  On May 10, 2010 the case was designated as complex and transferred to the Court's Complex Litigation Program.  Non-binding mediation occurred on July 22, 2011 with a follow-up mediation session on October 13, 2011. The parties have agreed to a proposed settlement which is subject to regulatory approval. In the event that the settlement is not approved, Triad intends to vigorously defend this matter.

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

Triad reported to the Department that as of August 31, 2012, Triad was not in compliance with the second Corrective Order because the aggregate amount of the DPO liability exceeded the cash and invested assets of Triad that were available for segregation in a separate account.  Triad has asked the Department to amend, modify or otherwise waive compliance with this provision of the second Corrective Order.  In addition, Triad also has requested that the calculation of the carrying charge on the DPO prescribed in the second Corrective Order be amended to limit the amount to a maximum equal to the actual aggregate net investment income that Triad earns rather than an amount based on the effective rate earned by Triad on its investments.  In response to Triad's requests for these modifications to the second Corrective Order, the Department held a public hearing on September 10, 2012, and invited Triad and its policyholders to provide testimony regarding these proposed amendments.  In addition, the Department invited Triad and its policyholders to provide testimony as to whether Triad should be permitted to continue to runoff its existing book of insurance business or whether the Department should implement a different regulatory approach.  The Department extended the period for comments and written testimony until November 30, 2012.  Triad's failure to comply with the provisions of the second Corrective Order or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  Moreover, if the Department determines that Triad is insolvent under applicable law, it would be required to institute a receivership proceeding over Triad.  In addition, the Department retains the inherent authority to institute such proceedings against Triad for any reason and Triad has previously agreed not to contest the taking of any such actions. As of the date of this Form 10-Q, the Department has not issued any final decision or order as a result of the public hearing and Triad's request to amend the second Corrective Order.  Because the subject matter of the hearing specifically included an assessment of whether the Department should implement a different regulatory approach with respect to Triad, including institution of receivership proceedings for the conservation, rehabilitation or liquidation of Triad, the Company believes institution of such a proceeding could be imminent.  If this should occur, among other things, TGI could lose control of Triad and could be forced to deconsolidate its financial statements.  Any such actions would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or take other steps to wind up its business and liquidate.  See Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

5.  Investments

All fixed maturity securities are classified as "available-for-sale" and are carried at fair value.   Unrealized gains on available-for-sale securities, net of tax, are reported as a separate component of accumulated other comprehensive income in shareholders' equity.  Due to Triad's operating in run-off under the supervision by the Department and the uncertainty surrounding the Company's ability to continue as a going concern, the Company may be unable to retain a security that is in an unrealized loss position, even on a temporary basis, until it potentially recovers value. Accordingly, the Company recognizes an other-than-temporary impairment loss on all securities for which the fair value is less than the amortized cost at the balance sheet date. Impairment losses are recognized as realized investment losses in the Consolidated Statements of Comprehensive Loss. If the Company believes that the recorded impairment was due to reasons other than credit related, the difference between the impaired value and principal amount will be amortized as a component of interest income through the anticipated maturity date. The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities as of September 30, 2012 and December 31, 2011 were as follows:

	As of September 30, 2012
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$8,825	$168	$-	$8,993
Foreign government securities	9,588	549	-	10,137
Corporate debt	475,907	20,860	-	496,767
Residential mortgage-backed	13,495	1,298	-	14,793
Commercial mortgage-backed	28,003	735	-	28,738
Asset-backed	64,499	290	-	64,789
State and municipal bonds	44,546	4,491	-	49,037
Total fixed maturities	644,863	28,391	-	673,254
Short-term investments	46,452	-	-	46,452
Total securities	$691,315	$28,391	$-	$719,706

	As of December 31, 2011
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$13,662	$341	$-	$14,003
Foreign government securities	9,585	439	-	10,024
Corporate debt	498,919	16,708	-	515,627
Residential mortgage-backed	28,036	1,280	-	29,316
Commercial mortgage-backed	31,184	374	-	31,558
Asset-backed	76,006	730	-	76,736
State and municipal bonds	63,776	5,198	-	68,974
Total fixed maturities	721,168	25,070	-	746,238
Short-term investments	30,099	3	-	30,102
Total securities	$751,267	$25,073	$-	$776,340

Unrealized gains do not necessarily represent future gains that the Company will realize.  The value of the Company's investment portfolio will vary depending on overall market interest rates, credit spreads, and changing conditions related to specific securities, as well as other factors. Volatility may increase in periods of uncertain market or economic conditions. Unrealized gains at both September 30, 2012 and December 31, 2011 were due primarily to a decline in interest rates from those at the time of initial purchase, although the recovery in value of previously impaired fixed maturity securities also contributed to the level of unrealized gains.

The amortized cost and estimated fair value of fixed maturity available-for-sale securities at September 30, 2012 are summarized by stated maturity below. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are presented separately below because they generally provide for periodic payments of principal.

	Available-for-Sale
(dollars in thousands)	Amortized Cost	Fair Value

Maturity:
One year or less	$172,226	$174,302
After one year through five years	330,996	349,097
After five years through ten years	19,382	22,052
After ten years	16,262	19,483
	538,866	564,934
Securities with periodic principal payments:
Asset-backed	64,499	64,789
Commercial mortgage-backed	28,003	28,738
Residential mortgage-backed	13,495	14,793
Total	$644,863	$673,254

Actual and expected maturity for certain securities may differ from stated maturity due to call and prepayment provisions.

Realized Gains (Losses) Related to Investments

The details of net realized investment gains (losses) for the three months and nine months are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011

Securities available-for-sale:
Fixed maturity securities:
Gross realized gains	$103	$2,780	$1,133	$6,423
Gross realized losses	(2)	(1,429)	(57)	(2,509)
Equity securities:
Gross realized gains	2	-	7	1
Other investment losses	-	(2)	-	(2)
Net realized gains (losses)	$103	$1,349	$1,083	$3,913

Gross realized losses for the three months and nine months ended September 30, 2012 and 2011 were primarily attributable to the other-than-temporary write downs of securities whose market value was less than the respective cost basis.

6.  Fair Value Measurement

Fair Value of Financial Instruments

The carrying values and fair values of financial instruments as of September 30, 2012 and December 31, 2011 are summarized below:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets
Fixed maturity securities available-for-sale	$673,254	$673,254	$746,238	$746,238
Short-term investments	46,452	46,452	30,102	30,102

Valuation Methodologies and Associated Inputs

The Company utilizes the provisions of ASC 820 as amended by ASU 2010-06 in its estimation and disclosures about fair value of financial assets.  There are no liabilities as of September 30, 2012 or December 31, 2011 that meet the criteria of a financial instrument. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are as follows:

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

An asset's or a liability's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  An asset's or a liability's level within the fair value hierarchy as well as transfers in and out of Level 3 are determined at the end of the reporting period.  At September 30, 2012, none of the Company's invested assets were Level 3 securities.

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

Fair Value of Investments

The Company did not have any material assets measured at fair value on a non-recurring basis as of September 30, 2012 or at December 31, 2011. The following table summarizes the assets measured at fair value on a recurring basis and the source of the inputs in the determination of fair value as of September 30, 2012 and December 31, 2011:

		Fair Value at Reporting Date Using
(dollars in thousands)	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available-for-sale:
Fixed maturities:
U. S. government and agency securities	$8,993	$-	$8,993	$-
Foreign government securities	10,137	-	10,137	-
Corporate debt	496,767	-	496,767	-
Residential mortgage-backed	14,793	-	14,793	-
Commercial mortgage-backed	28,738	-	28,738	-
Asset-backed	64,789	-	64,789	-
State and municipal bonds	49,037	-	49,037	-
Total fixed maturities	673,254	-	673,254	-
Short-term investments:
Money market instruments	32,367	32,367	-	-
Other	14,085	-	14,085	-
Total	$719,706	$32,367	$687,339	$-

		Fair Value at Reporting Date Using
(dollars in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available-for-sale:
Fixed maturities:
U. S. government and agency securities	$14,003	$-	$14,003	$-
Foreign government securities	10,024	-	10,024	-
Corporate debt	515,627	-	515,627	-
Residential mortgage-backed	29,316	-	29,316	-
Commercial mortgage-backed	31,558	-	31,558	-
Asset-backed	76,736	-	75,736	1,000
State and municipal bonds	68,974	-	68,974	-
Total fixed maturities	746,238	-	745,238	1,000
Short-term investments:
Money market instruments	4,575	4,575	-	-
Other	25,527	-	25,527	-
Total	$776,340	$4,575	$770,765	$1,000

The Company did not have any securities priced using significant unobservable inputs (Level 3) as of September 30, 2012.  One security totaling $0.6 million was transferred from Level 3 to Level 2 during the third quarter of 2012 as quoted prices can now be supported by observable market data.  Quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 securities at September 30, 2012 and sensitivity to changes in unobservable inputs have not been disclosed in this Form 10-Q due to the immateriality of Level 3 securities.  The following table provides a reconciliation of the beginning and ending balances of these Level 3 bonds and the related gains and losses related to these assets during the three months and nine months ended September 30, 2012 and 2011, respectively.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011
Securities available-for-sale:
Asset-backed bonds:
Beginning balance	$600	$1,064	$1,000	$1,591
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(601)	-	(601)	-
Total gains and losses (realized and unrealized):
Included in operations	-	3	480	55
Included in other comprehensive income	1	(20)	(437)	65
Purchases, issuances, sales, and settlements:
Purchases	-	-	695	55
Issuances	-	-	-	-
Sales	-	-	(1,137)	(719)
Settlements	-	-	-	-
Ending balance	$-	$1,047	$-	$1,047

The amount of total gains and losses for the period included in operations attributable to realized gains and losses and the change in unrealized gains and losses relating to assets still held at the reporting date.	$1	$(17)	$43	$120

7.  Loss Per Share ("EPS")

Basic and diluted EPS are based on the weighted-average daily number of shares outstanding.  In computing diluted EPS, only potential common shares that are dilutive – those that reduce EPS or increase loss per share – are included.  Exercises of options and unvested restricted stock are not assumed if the result would be antidilutive, such as when a loss from operations is reported.  For the three months and nine months ended September 30, 2012 and 2011, the Company reported a loss from operations and therefore had no dilutive effect of stock options and unvested restricted stock on the weighted-average shares outstanding.  The numerator used in both the basic EPS and diluted EPS calculation is the actual loss reported for the period represented.  For the three months and nine months ended September 30, 2012, options to purchase approximately 3,200 and 4,200 shares, respectively, of the Company's common stock were excluded from the calculation of EPS because they were antidilutive.  For the three months and nine months ended September 30, 2011, options to purchase approximately 8,000 and 8,500 shares, respectively, of the Company's common stock were excluded from the calculation of EPS because they were antidilutive.

8.  Comprehensive Loss

Comprehensive loss consists of the net loss and other comprehensive income (loss).  For the Company, other comprehensive income (loss) is normally composed of the change in unrealized gains on available-for-sale securities, net of deferred income taxes.  Given the Company's previous substantial losses from operations, regulatory oversight of its operations, and the significant doubt regarding its ability to continue as a going concern, the Company may be unable to hold impaired assets for a sufficient time to recover their value.  Thus, any security with a fair value less than the book value at the balance sheet date is considered to be other-than-temporarily impaired and the loss is recognized as a realized loss in the Consolidated Statements of Comprehensive Loss.  For the three months and nine months ended September 30, 2012, the Company reported other comprehensive income of $1.9 million and $3.1 million, respectively.  For the same three month and nine month periods of 2012, the Company had a comprehensive loss of $31.4 million and $99.2 million, respectively.  For the three month and nine month periods ended September 30, 2011, the Company reported other comprehensive loss of $0.1 million and comprehensive income of $2.1 million, respectively.  The Company had comprehensive loss of $37.6 million and $44.7 million, respectively, for the three month and nine month periods ended September 30, 2011.

At September 30, 2012, the Company's accumulated other comprehensive income of $12.1 million was comprised of unrealized gains on investments of $28.7 million, offset by income tax liability of $10.1 million and a valuation allowance against deferred tax assets of $6.5 million.  At December 31, 2011, the Company's accumulated other comprehensive income of $9.0 million was comprised of unrealized gains on investments of $25.6 million, offset by income tax liability of $9.0 million and a valuation allowance against deferred tax assets of $7.6 million.

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

Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves required under SAP. Generally, the amounts so deducted must be included in taxable income in the tenth subsequent year.  However, due to the large amount of losses generated through September 30, 2012, the Company has extensive NOLs that will not allow it to take advantage of these special tax deductions until such time as future profits exceed the amounts on the NOLs.

The Company uses the provisions of ASC 740, Income Taxes ("ASC 740") to account for and report tax positions taken or expected to be taken in its tax return that directly or indirectly affect amounts reported in its financial statements, including the accounting and disclosure for uncertainty in tax positions.

The Company's policy for recording interest and penalties, if any, associated with audits is to record such items as a component of income before taxes.  Penalties would be recorded in "other operating expenses" and interest paid or received would be recorded as interest expense or interest income, respectively, in the consolidated statements of comprehensive loss.

The Company cannot determine that any of its deferred tax assets will result in future tax benefits with any degree of certainty; therefore, a valuation allowance was established for the portion of these assets that are not currently expected to be realized.  At September 30, 2012, the Company established a valuation allowance of approximately $380.7 million against a $391.3 million deferred tax asset.  Based upon a review of the Company's anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company concluded that it is more likely than not that the $391.3 million of the gross deferred tax assets, net of $10.6 million of deferred tax liabilities, will not be realized.

As of September 30, 2012, the Company had NOLs on a regular tax basis of approximately $779.7 million.  Of this amount, if it remains unused, $195.3 million expires in 2028, $85.6 million expires in 2029, $126.6 million expires in 2030, $226.0 million expires in 2031, and $146.2 million will expire in 2032. The amount and timing of realizing the benefit of NOLs depends on future taxable income and limitations imposed by tax laws.  The benefit of the NOLs has not been recognized in the consolidated financial statements.

Shareholders have approved a Tax Benefits Preservation Plan ("Plan") and amended the TGI certificate of incorporation to help protect its ability to recognize certain potential tax benefits in future periods from NOLs and tax credits, as well as any net operating losses that may be generated in future periods (the "Tax Benefits").  Section 382 of the Internal Revenue Code limits the ability of a company to take advantage of Tax Benefits when an ownership change occurs.  In general, an "ownership change" under Section 382 occurs if there is a cumulative percentage change in the Company's ownership by certain stockholders over a rolling three-year period.  The Plan is designed to reduce the likelihood that the Company will experience an ownership change.  In connection with the adoption of the Plan in 2010, the Company declared a dividend of one preferred stock purchase right ("Rights"), for each outstanding share of its common stock to holders of record on September 27, 2010.  Subject to certain exceptions, the Rights generally are not exercisable until certain stockholders increase their ownership in the Company in excess of certain percentages.

10. Subsequent Events

We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company's Consolidated Financial Statements and related disclosures except as previously disclosed.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes our consolidated financial condition, changes in financial position, and results of operations for the three months and nine month periods ended September 30, 2012 and 2011.  This discussion supplements Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011, and should be read in conjunction with the interim financial statements and notes contained herein.

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

Recent Developments and Risks

Pending Regulatory Matters

The second Corrective Order requires Triad to set aside invested assets in an escrow account in an amount equal to the combined DPO and accrued interest thereon.  The second Corrective Order also requires Triad to accrue interest on the DPO at a rate equal to Triad's investment portfolio yield as defined in the second Corrective Order.  At September 30, 2012, the recorded DPO, including accrued interest of $45.7 million, amounted to $765.0 million, which exceeded the cash and invested assets of Triad at that date.  We previously reported to the Department that as of August 31, 2012, the aggregate amount of the DPO liability exceeded the cash and invested assets of Triad that were available for segregation in a separate account.  Accordingly, Triad was not in compliance with this provision of the second Corrective Order as of August 31, 2012.  We have asked the Department to amend, modify or otherwise waive compliance with this provision of the second Corrective Order.  In addition, we have requested that the calculation of the interest on the DPO prescribed in the second Corrective Order be amended to limit the amount to a maximum equal to the actual aggregate net investment income that Triad earns rather than an amount based on the effective rate earned by Triad on its investments.

In response to Triad's requests for these modifications to the second Corrective Order, the Department held a public hearing on September 10, 2012, and invited Triad and its policyholders to provide testimony regarding these proposed amendments.  In addition, the Department invited Triad and its policyholders to provide testimony as to whether Triad should be permitted to continue to run off its existing book of insurance business or whether the Department should implement a different regulatory approach, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  The Department extended the period for comments and written testimony on these matters until November 30, 2012.

Triad's failure to comply with the provisions of the second Corrective Order or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  Moreover, if the Department determines that Triad is insolvent under applicable law, it would be required to institute a receivership proceeding over Triad.  In addition, the Department retains the inherent authority to institute such proceedings against Triad for any reason and Triad has previously agreed not to contest the taking of any such actions. As of the date of this Form 10-Q, the Department has not issued any final decision or order as a result of the public hearing and Triad's request to amend the second Corrective Order.  Because the subject matter of the hearing specifically included an assessment of whether the Department should implement a different regulatory approach with respect to Triad, including institution of receivership proceedings for the conservation, rehabilitation or liquidation of Triad, we believe institution of such a proceeding could be imminent.  If this should occur, among other things, TGI could lose control of Triad and we could be forced to deconsolidate our financial statements.  Any such actions would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or take other steps to wind up its business and liquidate.  See Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

Impact of Expense Reimbursements on TGI's Liquidity

TGI is the public company whose stock is traded on the OTC Markets Group's OTCQB tier ("Pink Sheets") under the symbol "TGIC".  TGI owns Triad, which is its only operating subsidiary.  Aside from its ownership of Triad, TGI's assets at September 30, 2012 total approximately $1.0 million, which consisted primarily of cash holdings, compared to $1.3 million at June 30, 2012 and $1.5 million at December 31, 2011.  The remainder of the $820.6 million of assets reported on the September 30, 2012 consolidated balance sheet presented in this Form 10-Q are the assets of Triad.  TGI currently has no outstanding debt or other known material liabilities other than potential liabilities and costs of defense associated with the pending securities law class action litigation described under "Legal Proceedings" elsewhere in this Form 10-Q.

As previously reported, TGI has explored strategies to acquire complementary profitable businesses and utilize the net operating loss carryforwards ("NOLs") that were generated on a consolidated basis with Triad in order to increase its future value for the benefit of its stockholders as well as provide a limited benefit for Triad policyholders.  Tax laws related to the use of NOLs effectively preclude TGI from raising material amounts of equity capital because such a transaction would likely materially impair the value of the NOLs.  To date, TGI has been unsuccessful in identifying a viable acquisition candidate.  Given the limited amount of cash remaining at TGI and its inability to raise additional funds, no assurance can be given that TGI will ever be successful in implementing such a strategy.

Given its current financial condition, we do not believe TGI would be able to successfully access the capital markets to obtain long-term or short-term debt or equity financing.  TGI's primary source of revenue is the reimbursement of expenses from Triad.  Investment income from TGI's cash holdings is immaterial.  Triad is prohibited from paying dividends or distributing assets to TGI without the approval of the Department.  We believe that, absent significant positive changes in the economy and the residential real estate market, Triad's existing assets combined with its future premiums will not be sufficient to meet Triad's current and future policyholder obligations.  Therefore, none of Triad's assets would be available to TGI and its stockholders other than to reimburse certain TGI expenses incurred on behalf of Triad, but only if approved by the Department.  Accordingly, the ultimate value of TGI could be considered its cash holdings, which will decline over time to the extent its future expenses are not reimbursed by Triad.  Since September 30, 2012, TGI's cash holdings have declined further from $1.0 million to approximately $750,000 as of the date of this Form 10-Q.

TGI's expenses primarily consist of legal fees, fees paid to our Board of Directors, audit fees paid to our registered public accounting firm, and annual premiums for directors' and officers' liability insurance.  These expenses have ranged from approximately $100,000 to approximately $500,000 per quarter and, historically, substantially all of these expenses have been reimbursed by Triad on a routine basis.  In May 2012, we submitted a reimbursement request to the Department for approximately $164,000, which represented TGI's expenses that were incurred in the first quarter of 2012 that were eligible for reimbursement under historical practices.  The Department has not yet responded to that request and has not advised TGI when to expect a response.  TGI also incurred expenses during the second and third quarters of 2012 totaling approximately $323,000 and we submitted a reimbursement request to the Department for those expenses in October of 2012, which also is pending Department approval.  The Department has broad discretion in determining whether to approve TGI's expense reimbursement requests and we are unsure how much, if any, of these expenses will ultimately be approved for reimbursement by the Department.  Even if some or all of our pending expense reimbursement requests are approved by the Department, we expect that future expense reimbursements from Triad, if any, would be reduced from historical levels.  Absent expense reimbursements from Triad, the remaining assets of TGI will continue to be depleted each month and unless we substantially reduce TGI's expenses, we expect that TGI will have depleted all of its remaining cash by mid-2013, or earlier depending on the timing of any costs of defense associated with the pending securities law class action litigation described under "Legal Proceedings" elsewhere in this Form 10-Q.

This will ultimately cause TGI to commence winding up its business and liquidating through a Chapter 11 bankruptcy proceeding or through other liquidation proceedings.  A final decision by the Department to cease allowing Triad to reimburse TGI's expenses will likely leave TGI with no alternative other than to commence such a proceeding.  See Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

Legal Matters

On September 4, 2009, Triad filed a complaint against American Home Mortgage ("AHM") in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies ("master policies") and declaratory relief.  The complaint sought relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action.  Triad continued to accept premiums and process claims under the master policies, with the earned premiums and settled losses reflected in the Consolidated Statements of Comprehensive Loss.  However, as a result of the litigation, Triad ceased remitting claim payments to companies servicing loans originated by AHM and the liability for losses settled but not paid is included in "Accrued expenses and other liabilities" on the Consolidated Balance Sheets.  On August 27, 2012, Triad's complaint was dismissed on jurisdictional grounds.  Triad continues to accept premiums and process claims under the master policies and accrue the claim payments.  If Triad does not institute new proceedings in state or federal court to rescind coverage under the master policies, Triad will be required to pay the accrued claim payments, which total approximately $83 million, in the fourth quarter of 2012 or the first quarter of 2013.  Triad currently has adequate liquidity to fund this payment.

We have been in mediation with Countrywide in an effort to settle its lawsuit filed against us alleging breach of contract.  We have agreed to a proposed settlement, which is subject to regulatory approval by the Department.  In connection with the proposed settlement, we have voluntarily suspended rescissions of coverage related to loans originated by Countrywide and that would be included in the settlement.  We cannot predict whether the Department will approve this settlement or the impact on Triad if the Department fails to approve the settlement and the litigation is restarted.  See "Legal Proceedings" elsewhere in this Form 10-Q.

Business Summary

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

Our results of operations in run-off could also be impacted by Federal government and private initiatives to limit foreclosures through loan modifications, refinancing mortgages at lower interest rates, or debt forgiveness.  See the discussion below for further details on these initiatives. Lastly, our results of operations in run-off could be materially affected by our ability to recognize benefits from our NOL carryforwards.

Accounting Principles

To better comprehend our financial position and results of operations, it is important to understand the difference between accounting principles generally accepted in the United States of America ("GAAP") and statutory accounting principles ("SAP") applicable to insurance companies and how we use these accounting principles.

As an insurance company, Triad is required to file financial statements prepared in accordance with SAP with the Department as well as the insurance departments of the states in which it conducts business. The financial statements for Triad that are provided to the Department and that form the basis for our corrective plan required by the Corrective Orders are prepared in accordance with SAP as set forth in the Illinois Insurance Code or prescribed by the Department.  However, the Company prepares its financial statements presented in this Quarterly Report on Form 10-Q and in our other SEC filings in conformity with GAAP.  The primary difference between GAAP and SAP for Triad at September 30, 2012 was the reporting requirements relating to the establishment of the DPO stipulated in the second Corrective Order, which is described below.

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

The DPO is an interest-bearing subordinated obligation of Triad with no stated repayment terms.  The second Corrective Order requires that Triad hold assets to support the DPO liability in a separate account pursuant to a custodial arrangement.  As previously mentioned, Triad is currently not in compliance with this provision of the second Corrective Order.  See "Pending Regulatory Matters" above for more information.

The recording of a DPO does not impact reported settled losses as we continue to report the entire amount of a claim in our statements of comprehensive loss under both bases of accounting.  The accounting treatment for the recording of DPOs on our balance sheet on a SAP basis is similar to a surplus note that is reported as a component of statutory surplus, which serves to increase reported statutory surplus.  However, in our financial statements prepared in accordance with GAAP included in this report, the DPOs and related accrued interest are reported as a liability.  At September 30, 2012, the cumulative effect of the DPO requirement on statutory policyholders' surplus, including the impact of establishing loss reserves at anticipated cash payment rather than the estimated full claim amount, was to increase statutory policyholders' surplus by $1.1 billion over the amount that would have been reported absent the second Corrective Order.  The cumulative increase to statutory policyholders' surplus of the DPO requirement was $967.5 million at December 31, 2011.  There was no such impact to loss reserves or stockholders' deficit calculated on a GAAP basis which is the primary reason for the reported deficit in assets.  Any repayment of the DPO or the associated accrued interest is dependent on the financial condition and future prospects of Triad and is subject to the approval of the Department.

The second Corrective Order provides financial thresholds, specifically regarding the statutory risk-to-capital ratio and the level of statutory policyholders' surplus that, if met, may indicate that the Department should reduce the DPO percentage and/or require distributions to DPO holders.  In January 2012, the Department notified Triad that as of December 31, 2011, based upon Triad's surplus position, risk-to-capital ratio and the continued economic uncertainty, the Department determined that no change to the DPO percentage was in order nor would it be appropriate for Triad to make a distribution to the DPO holders.

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

Going Concern

We have prepared our financial statements on a going concern basis under GAAP, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, there is substantial doubt as to our ability to continue as a going concern.  This uncertainty is based on, among other things, Triad's current non-compliance with a provision of the Corrective Orders, the possible failure of Triad to comply with other provisions of the second Corrective Order, and our ability to generate enough income over the term of the remaining run-off to overcome our $802.8 million deficit in assets at September 30, 2012.

The positive impact on statutory surplus resulting from the second Corrective Order has resulted in Triad reporting a policyholders' surplus in its SAP financial statements of $224.1 million at September 30, 2012, as opposed to a deficiency in policyholders' surplus of $834.5 million on the same date had the second Corrective Order not been implemented.  While the implementation of the second Corrective Order has deferred the institution of an involuntary receivership proceeding, no assurance can be given that the Department will not seek receivership of Triad in the future and there continues to be substantial doubt about our ability to continue as a going concern.

The Department may seek receivership of Triad based on Triad's current non-compliance with a provision of the second Corrective Order or for any other violation of the Illinois Insurance Code.  Moreover, if the Department determines that Triad is insolvent under applicable law, it would be required to institute a receivership proceeding over Triad.  In addition, the Department retains the inherent authority to institute such proceedings against Triad for any reason and Triad has previously agreed not to contest the taking of any such actions.

As of the date of this Form 10-Q, the Department has not issued any final decision or order as a result of the public hearing and Triad's request to amend the second Corrective Order.  Because the subject matter of the hearing specifically included an assessment of whether the Department should implement a different regulatory approach with respect to Triad, including institution of receivership proceedings for the conservation, rehabilitation or liquidation of Triad, we believe institution of such a proceeding could be imminent.  If this should occur, among other things, TGI could lose control of Triad and we could be forced to deconsolidate our financial statements.  Any such actions would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or take other steps to wind up its business and liquidate.  See Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for more information. The consolidated financial statements that are presented in this report do not include any accounting adjustments that reflect the financial risks of Triad entering receivership proceedings or otherwise not continuing as a going concern.

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

Consolidated Results of Operations
Following is selected financial information for the three months and nine months ended September 30, 2012 and 2011:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands, except per share data)	2012	2011	Change	2012	2011	Change

Earned premiums	$26,727	$49,719	(46)	$98,024	$122,241	(20)
Net losses and loss adjustment expenses	54,026	87,842	(38)	190,192	170,847	11
Net loss	(33,335)	(37,529)	11	(102,364)	(46,837)	(119)
Diluted loss per share	(2.17)	(2.46)	12	(6.68)	(3.07)	(118)

The financial results for the three months and nine months ended September 30, 2012 as compared to the same period of 2011 were affected by the following:

•
A significant decline in earned premium during the third quarter of 2012 compared to the respective period of 2011 due to a 22% decline in average insurance in force coupled with a substantial negative impact of premium refunds in the 2012 third quarter.  Additionally, earned premium in the 2011 third quarter benefitted from a $9.3 million accrual for the net present value of the future premiums for Modified Pool transactions where contractual aggregate stop-loss limits in specific contracts were reached on a settled basis compared to only a $0.8 million accrual in the 2012 third quarter for such contracts.

•	A decline in investment income for both comparable periods due to declines in average invested assets and lower realized yields.
•
A significant decrease in net losses and loss adjustment expenses ("LAE") during the 2012 third quarter  compared to the third quarter of 2011, primarily due to a smaller impact from new default activity. The increase in net losses and LAE for the first nine months of 2012 compared to the one year prior period was primarily due to reserve factor changes.

•	An increase in other operating expenses in the third quarter of 2012 and first nine months of 2012 primarily due to increases in the reserve for expected contract underwriting remedies.

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

Insurance and Risk in Force

The term "Insurance in force" is described as the total principal balance of our insured loans. Net risk in force is computed by applying the various percentage settlement options to the insurance in force amounts, adjusted by risk ceded under reinsurance agreements on Primary coverage and applicable stop-loss limits and deductibles on Modified Pool coverage, but before accounting for carried loss reserves.   The following table provides detail on our direct insurance in force at September 30, 2012 and 2011:

	September 30,		%
(dollars in thousands)	2012	2011	Change

Primary insurance	$20,826,479	$25,362,615	(18)
Modified Pool insurance	4,430,601	7,090,306	(38)
Total insurance	$25,257,080	$32,452,921	(22)

The decline in Primary insurance in force over the twelve month period ended September 30, 2012 is due to cancellation of insurance coverage, which includes cancellations resulting from claim settlement and rescission activity.  The decline in Modified Pool insurance in force for the same period was also affected by the termination of a number of Modified Pool transactions where pre-determined aggregate stop loss limits in the contracts were met on a settled basis.

Primary insurance persistency was 82.1% at September 30, 2012 compared to 82.3% at September 30, 2011. Modified Pool insurance persistency decreased to 62.5% at September 30, 2012 compared to 67.0% at September 30, 2011. Modified Pool persistency is subject to significant changes between periods due primarily to the timing and size of Modified Pool transactions reaching their pre-determined aggregate stop loss limits on a settled basis.  We believe our persistency has benefited from the temporary delays in foreclosures as well as the inability of many borrowers on loans that we have insured to sell or refinance existing homes due to the decline in home prices and stricter underwriting standards.

A portion of our Modified Pool contracts contain provisions that terminate both the coverage and the contract when cumulative settled losses reach the stop loss limit.  No future premium is received following the termination of these Modified Pool contracts.  During the first nine months of 2012, approximately $152 million of Modified Pool insurance in force under this type of contract was terminated compared to approximately $390 million during the same period of 2011.

The majority of our Modified Pool contracts do not terminate when settled losses reach the stop loss limit and premiums will continue to be collected until such time that the remaining insurance in force is reduced to a de minimus amount or, in some cases, ten years from the date of the contract.  For these types of contracts, we recognize the net present value of the estimated future premium in the period during which our settled losses reach the stop loss limit.  During the first nine months of 2012, approximately $612 million of Modified Pool insurance in force under this type of contract was terminated compared to approximately $1.5 billion during the same period of 2011.  For both types of Modified Pool contracts, affected policies are excluded from in force statistics once the contractual stop loss limit is met on a settled basis.  We expect that other Modified Pool transactions will reach their contractual stop loss limits on a settled basis which will further accelerate the decline of our Modified Pool insurance in force.

Approximately 61% of our Modified Pool insurance in force was originated from 2005 through 2007.  Given the adverse development of our Modified Pool insurance originated in these years, the majority of these transactions have already reached the stop loss limit on an incurred basis.  As the following table indicates, under our Modified Pool contracts, we have limited loss exposure for future defaults, or changes in loss reserves on existing defaults, from contracts originated from 2005 through 2007.  The majority of our exposure on Modified Pool insurance is with transactions originated in 2004 and prior years and, given the performance to date for these policy years, we expect losses from Modified Pool insurance to have significantly less bearing on our future results compared to our Primary business.

	September 30,
(dollars in thousands)	2012	2011

Modified Pool Summary
Net risk in force (1)	$296,681	$375,124
Carried reserves on net risk in force	99,163	125,769
Remaining aggregate loss exposure on Modified Pool contracts	$197,518	$249,355

Remaining Aggregate Loss Exposure by Policy Year
2003 and Prior	$101,628	$112,126
2004	55,800	60,454
2005	4,053	5,457
2006	34,693	64,179
2007	1,344	7,139
	$197,518	$249,355

(1) Net risk in force for Modified Pool business reflects the remaining stop loss limits for Modified Pool transaction less any remaining deductible amount.

Total net risk in force was $5.7 billion at September 30, 2012 compared to $6.9 billion at September 30, 2011.  Primary insurance accounted for approximately 95% of our net risk in force at September 30, 2012 compared to 94% at September 30, 2011.  The following table provides detail on our Primary risk in force, net of risk ceded to captives.

	September 30,		%
(dollars in thousands)	2012	2011	Change

Gross Primary risk in force	$5,489,499	$6,644,811	(17)
Less: Ceded risk in force	(74,575)	(99,987)	25
Net Primary risk in force	$5,414,924	$6,544,824	(17)

The percentage of our Primary insurance in force subject to captive reinsurance arrangements was 9.9% at September 30, 2012 and assets held in trusts supporting the reinsured risk was $36.3 million.  Certain remaining captive reinsurance agreements have trust balances below the reserves ceded under the contracts.  In those cases, the net reserve credit that we recognize in our financial statements is limited to the trust balance.  Given this limitation, as well as the decline in insurance in force subject to captive reinsurance, we expect to only receive limited benefits in future periods from these agreements.

At September 30, 2012, approximately 17% of our gross Primary risk in force was comprised of coverage on loans with the potential for negative amortization ("pay-option ARM") and interest only loans.  An inherent risk in these types of loan products is the impact of the scheduled milestone in which the borrower must begin making amortizing payments, which can be substantially greater than the minimum payments required before the milestone is met.  An additional risk to a pay-option ARM loan is that the payment being made may be less than the amount of interest accruing, creating negative amortization on the outstanding principal of the loan.  The majority of our pay-option ARM loan portfolio has accumulated negative amortization and we believe these pay-option ARM loans have been or will be subject to significant payment shock, which increases our risk of loss.

At September 30, 2012, approximately 15% of our gross Primary risk in force is comprised of coverage on "Alt-A" loans.  We define Alt-A loans as loans that have been underwritten with reduced or no documentation verifying the borrower's income, assets, or employment and where the borrower has a FICO score greater than 619.  Due in part to depressed conditions in the housing markets, the Alt-A loans, pay-option ARM loans, and interest-only loans have, as a group, performed significantly worse than the remaining prime fixed rate loans.

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

Revenues

A summary of the individual components of our revenue for the third quarter and first nine months of 2012 and 2011 follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2012	2011	Change	2012	2011	Change

Direct premium written before the impact of refunds	$37,160	$58,408	(36)	$122,261	$163,748	(25)
Less:
Cash refunds primarily related to rescissions	(16,327)	(7,944)	(106)	(40,446)	(36,865)	(10)
Change in refund accruals primarily related to rescissions	5,820	(193)	3,116	18,935	(1,275)	1,585
Direct premium written	26,653	50,271	(47)	100,750	125,608	(20)
Less ceded premium	(1,165)	(1,579)	26	(3,719)	(4,796)	22
Net premium written	25,488	48,692	(48)	97,031	120,812	(20)
Change in unearned premiums	1,239	1,027	21	993	1,429	(31)
Earned premiums	$26,727	$49,719	(46)	$98,024	$122,241	(20)

Net investment income	$5,455	$7,364	(26)	$17,438	$23,981	(27)
Net realized investment gains	$103	$1,349	(92)	$1,083	$3,913	(72)
Total revenues	$32,289	$58,442	(45)	$119,065	$150,201	(21)

The decrease in direct premium written before the impact of refunds was primarily due to the decline in insurance in force over the previous twelve months.  Additionally, we accrue the net present value of the estimated premium stream for certain Modified Pool transactions where we continue to receive premium income once the transaction reaches its stop loss on a settled basis.  As a result of such Modified Pool transactions reaching their respective stop loss limit on a paid basis and the establishment of the accrual, reported earned premium during the third quarter of 2011 increased by $9.3 million compared to an increase of only $0.8 million during the third quarter of 2012.

Premium refunds, primarily related to rescission activity, include cash premiums refunded as well as the change in the accrual for expected premium refunds.  Cash premiums refunded is dependent on the number of policies rescinded and the amount previously collected while the accrual for expected premium refunds is dependent on our future expectations for these items.  Rescission activity was significant in the third quarter of 2012 and resulted in a large amount of premium refunds.  Rescission activity in the third quarter of 2012 was concentrated with a specific originator whose policies in general have higher average loan balances and premium rates, which contributed to this increase. The accrual we have established for expected premium refunds, which is reported in "Accrued expenses and other liabilities" on our Consolidated Balance Sheets, was $13.7 million at September 30, 2012, down from $19.5 million at June 30, 2012 and $30.9 million at September 30, 2011. The impact of premium refunds on our financial statements going forward will be determined primarily by our expectations for future cash premium refunds and the number of policies for which we retain the right to rescind coverage.  We expect rescissions and cash premium refunds to continue to be strong in the fourth quarter of 2012 and then decline significantly during 2013.

Ceded premium written is comprised of premiums written under excess of loss reinsurance treaties with captive reinsurers. Ceded premium continues to decline as the amount of insurance in force subject to captive reinsurance declines. Ceded premium in the third quarter of 2012 declined by 26% when compared to the one year-prior period and 6% on a sequential basis.

Net investment income declined in the third quarter and first nine months of 2012 compared to the respective periods in 2011 primarily due to a decline in invested assets as well as a decline in investment yield.  We expect invested assets to continue to decline for the foreseeable future as we anticipate funding our deficit in operating cash flow with the proceeds from the maturity and sale of these assets. Settlements of certain liabilities could result in large one-time payments which would hasten the decline in invested assets.  For further discussion, see "Investment Portfolio."

Losses and Expenses

A summary of the significant individual components of losses and expenses for the three month and nine month periods ended September 30, 2012 and 2011 follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2012	2011	Change	2012	2011	Change

Net losses and loss adjustment expenses:
Net settled claims	$87,858	$132,545	(34)	$293,123	$351,037	(16)
Net change in loss reserves	(34,905)	(44,192)	21	(106,460)	(181,638)	41
Loss adjustment expenses	1,073	(511)	310	3,529	1,448	144
Total	54,026	87,842	(38)	190,192	170,847	11
Other operating expenses	6,451	4,450	45	16,171	14,065	15
Interest expense, including interest on the deferred payment obligation	5,147	4,813	7	15,066	13,260	14
Total losses and expenses	$65,624	$97,105	(32)	$221,429	$198,172	12

Loss ratio	202.1%	176.7%		194.0%	139.8%
Expense ratio	25.3%	9.1%		16.7%	11.6%
Combined ratio	227.5%	185.8%		210.7%	151.4%

Net losses and LAE are comprised of settled claims, LAE, and the change in the loss and LAE reserve during the period. The decrease in net losses and LAE during the third quarter of 2012 compared to the respective period of 2011 was due to a lower amount of new risk in default. The increase in net losses and LAE in the first nine months of 2012 compared to the respective period of 2011 was primarily due to reserve factor changes made based on loss development trends and future expectations, offset somewhat by lower amounts of new risk in default during the first nine months of 2012 compared to the respective period of 2011.  For the first nine months of 2011, incurred losses were reduced by approximately $30.5 million due to reserve factor changes, whereas for the same period of 2012, changes to reserve factors increased incurred losses by approximately $11.6 million.  The increase in incurred losses in the first nine months of 2012 due to reserve factor changes primarily resulted from a decrease in the expected rescission factor for policies being investigated for possible underwriting violations.

The following table presents a roll-forward of our Primary risk in default for the three month and nine month periods ended September 30, 2012 and 2011.  Risk in default includes the risk in force for all reported delinquencies that are in excess of two payments in arrears at the reporting date and the risk in force for all reported delinquencies that were previously in excess of two payments in arrears that have not been brought current.  For the three month and nine month periods ended September 30, 2012, Primary new risk in default has declined considerably compared to the comparable prior-year periods.

		Three Months Ended			Nine Months Ended
		September 30,		%	September 30,		%
(dollars in thousands)		2012	2011	Change	2012	2011	Change

Beginning risk in default		$1,017,534	$1,314,262	(23)	$1,195,911	$1,555,499	(23)
Plus:	New risk in default	131,784	187,518	(30)	412,323	577,555	(29)
Less:	Paid risk in default	(74,586)	(93,637)	20	(239,794)	(262,719)	9
	Rescinded/Denied risk in default (1)	(72,773)	(61,807)	(18)	(193,291)	(274,214)	30
	Cured risk in default	(78,408)	(92,745)	15	(251,598)	(342,530)	27
Ending risk in default		$923,551	$1,253,591	(26)	$923,551	$1,253,591	(26)

(1) The majority of amounts included in "Rescinded/Denied risk in default" is comprised of risk on policies that were rescinded.

The cure rate (cured risk in default as a percentage of beginning risk in default) for Primary risk in default  increased to 7.7% for the third quarter of 2012 compared to 7.1% in both the second quarter of 2012 and in the third quarter of 2011. Cures result when a delinquent borrower makes all past due mortgage payments. Cures are most likely to occur while the default is in its early stage and the borrower has missed only a few payments.  In general, our expectation for a cure decreases as the underlying mortgage becomes further delinquent.  The average age of the total default inventory has increased over the past year due in part to continued delays in foreclosure activity and other factors slowing settled claim activity.  At September 30, 2012, the weighted average number of payments missed on loans in default was 19.6 compared to 16.7 payments missed at September 30, 2011.

The following table presents the distribution of Primary risk in default at September 30, 2012 and 2011 by the number of payments for which the borrower is in default.  The most significant increase has been with policies that have missed more than 30 payments.

	September 30,
	2012	2011
Primary Business
0 - 3 payments	9.5%	9.4%
4 - 6 payments	13.3	14.0
7 - 9 payments	10.4	10.9
10 - 12 payments	9.5	10.0
13 - 15 payments	8.1	9.4
16 - 18 payments	6.2	8.4
19 - 21 payments	5.1	7.1
22 - 30 payments	12.0	15.2
More than 30 payments	25.9	15.6
	100.0%	100.0%

HAMP and other lender loan modification programs have contributed to cure activity, including cures on policies that have been in default for more than 12 months.  However, the benefit we have received from these programs has generally declined as the number of policies eligible for the programs has declined.

Rescission activity continues to mitigate our level of loss reserves and settled losses. During the third quarter of 2012, we rescinded coverage on Primary policies with $65.8 million of risk in force compared to $51.4 million of risk in force during the second quarter of 2012 and $52.3 million in the third quarter of 2011.  The rescission rate during the third quarter of 2012 was consistent with our expectations, although the level of activity increased during the quarter, which resulted in the larger amount of risk being rescinded.  We expect rescission activity and the resulting impact on our level of incurred losses to continue in the fourth quarter of 2012 and decline significantly in 2013 as we complete the current investigations.  Additionally, some of the recent rescission activity has come from Modified Pool deals where the stop loss is expected to be reached over the next year.  We believe the majority of the rescinded risk in default would have ultimately resulted in settled claims.  See Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 for risks and uncertainties associated with rescission activity.

The following table details the amount of Primary risk in default and the Primary reserve balance as a percentage of risk in default at September 30, 2012 and 2011.  Primarily due to the increase in the average age of the default inventory and a lower percentage of risk in default that is projected to be rescinded in the future, the gross case reserves, net of expected rescissions, expressed as a percentage of gross risk in default has increased to 66% at September 30, 2012 compared to 57% one-year prior.  The table also provides the impact of the rescission factor, which is a component of the frequency factor utilized in the reserve model, on gross case reserves at the respective period end, and illustrates the expected decline in rescission activity compared to previous levels.

	September 30,	September 30,
(dollars in thousands)	2012	2011
Primary Business
Gross risk on loans in default	$923,551	$1,253,591
Risk expected to be rescinded on loans in default	(104,704)	(224,138)
Risk in default net of expected rescissions	$818,847	$1,029,453

Gross case reserve (1)	$685,076	$879,825
Gross case reserves on loans expected to be rescinded	(72,186)	(166,314)
Gross case reserves net of expected rescissions	$612,891	$713,512

Gross case reserves net of expected rescissions as a percentage of gross risk in default	66.4%	56.9%

Gross case reserves net of expected rescissions as a percentage of gross risk in default, net of expected rescissions	74.8%	69.3%

Percentage decrease in gross case reserves from rescission factor	10.5%	18.9%

(1) Reflects gross case reserves, which excludes IBNR and ceded reserves.

The following table provides details on both the dollar amount and average settled claim amount of both Primary and Modified Pool insurance for the periods ended September 30, 2012 and 2011:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2012	2011	Change	2012	2011	Change

Net settled claims:
Primary insurance	$80,484	$101,290	(21)	$260,976	$283,511	(8)
Modified Pool insurance	9,760	34,777	(72)	39,476	85,127	(54)
Total direct settled claims	90,244	136,067	(34)	300,452	368,637	(18)
Ceded paid losses	(2,386)	(3,522)	32	(7,329)	(17,600)	58
Total net settled claims	$87,858	$132,545	(34)	$293,123	$351,038	(16)

Average settled claim:
Primary insurance	$51.6	$56.5	(9)	$53.6	$54.9	(2)
Modified Pool insurance	$50.2	$66.7	(25)	$55.6	$63.2	(12)

We believe that settled claim activity in all periods presented has been slowed due to delays in foreclosure proceedings resulting from, among other factors, the required judicial process in many states. Settled claim activity has also been affected by other factors including our investigation of policies for underwriting violations. Settled claim activity for Modified Pool insurance has been significantly affected by the number of Modified Pool transactions reaching their respective stop loss level on a settled basis.

As shown in the table below, the average risk in default per policy has declined over the past year, which has led to the decline in the average settled claim amount.

	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2012	2012	2012	2011	2011
Average risk in default:
Primary insurance	$49.9	$51.1	$51.5	$51.9	$52.2
Modified Pool insurance	$52.3	$53.6	$54.7	$55.1	$55.7

Based on the decline in average risk in default, we expect the average settled claim for both Primary and Modified Pool insurance to trend downwards in the future, although average severity can fluctuate quarter to quarter depending on a number of factors including policy year, geography, and average coverage of the settled claim inventory. Modified Pool average severity is subject to greater volatility given the relatively small number of settled claims.

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

	September 30,	June 30,	March 31,	December 31,	September 30,
	2012	2012	2012	2011	2011
Percent of Primary Risk in Force:
Florida	9.3%	9.4%	9.6%	9.7%	9.7%
Texas	8.6	8.7	8.7	8.7	8.7
California	7.0	7.1	7.2	7.4	7.5
North Carolina	5.4	5.4	5.4	5.4	5.3
Illinois	4.8	4.8	4.7	4.7	4.6
Georgia	4.5	4.4	4.4	4.4	4.4
New Jersey	3.9	3.8	3.8	3.7	3.6
Virginia	3.6	3.6	3.5	3.5	3.5
Pennsylvania	3.5	3.4	3.4	3.4	3.4
Arizona	3.2	3.2	3.3	3.3	3.4
All Other	46.2	46.2	46.0	45.8	45.9
Total Risk in Force	100.0%	100.0%	100.0%	100.0%	100.0%

Primary Default Rate:
Florida	29.1%	29.9%	31.2%	31.9%	31.8%
Texas	6.1	6.4	6.5	6.8	6.7
California	17.4	19.5	21.3	22.5	23.4
North Carolina	10.6	10.5	11.3	11.8	11.7
Illinois	22.3	22.6	22.9	23.1	22.4
Georgia	10.7	11.1	11.4	12.0	12.7
New Jersey	25.4	24.7	25.1	24.3	22.7
Virginia	9.4	9.4	9.4	10.1	9.9
Pennsylvania	14.1	13.5	13.4	13.3	12.7
Arizona	13.7	15.7	17.4	18.8	19.6
All Other	12.7	12.8	13.0	13.4	13.3
Total Default Rate	14.1	14.4	14.9	15.2	15.2

The table below presents the dispersion of Primary risk in force by policy year and the associated Primary default rate. The 2005 – 2007 policy years comprise the majority of our risk in force and also have the highest defaults rate.  However, policies originated prior to 2005 have also exhibited elevated default rates when compared to historical norms and are subject to many of the same conditions that have affected the performance of the 2005 – 2007 policy years. The recent lower default rate trends in the 2005 – 2007 policy years is primarily due to settled claim and rescission activity rather than actual improvements though cures or other sources.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2012	2012	2012	2011	2011
Percent of Primary Risk in Force:
2003 and prior	11.0%	11.3%	11.7%	12.0%	12.5%
2004	8.6	8.7	8.8	8.8	8.8
2005	13.9	13.9	13.8	13.8	13.8
2006	19.8	19.8	19.8	19.8	19.8
2007	39.5	39.2	39.0	38.7	38.3
2008	7.2	7.1	6.9	6.9	6.8
Total Risk in Force	100.0%	100.0%	100.0%	100.0%	100.0%

Primary Default Rate:
2003 and prior	9.8%	9.6%	9.4%	9.5%	9.4%
2004	12.8	12.4	12.7	12.7	12.6
2005	16.7	16.6	17.1	17.4	17.0
2006	16.3	17.3	18.2	19.0	19.5
2007	15.5	16.2	17.0	17.7	17.7
2008	9.9	10.0	10.1	10.1	10.1
Total Default Rate	14.1	14.4	14.9	15.2	15.2

The table below provides a trend analysis of the gross cumulative incurred loss incidence rate by book year for our Primary business (calculated as cumulative gross losses settled plus loss reserves, excluding the impact of captive structures, divided by policy risk originated, in each case for a particular book year) as it has developed during each of the last five quarters.

	September 30,	June 30,	March 31,	December 31,	September 30,
	2012	2012	2012	2011	2011
Book Year:
2003 and prior	2.06%	2.03%	2.01%	2.00%	1.97%
2004	7.26	7.17	6.97	6.86	6.65
2005	17.48	17.14	16.60	16.22	15.57
2006	18.13	17.89	17.46	16.88	16.49
2007	17.33	17.06	16.48	15.83	15.07
2008	8.50	8.09	7.78	7.23	6.55
Total	8.30	8.17	7.94	7.71	7.43

In addition to depressed economic conditions since 2007 and the general lack of credit in the mortgage market, we believe the adverse performance of our insured portfolio has been due, in part, to non-sustainable levels of home price appreciation in the years prior to 2007 and the subsequent unprecedented depreciation in home prices, combined with less restrictive underwriting standards when the loans were originated.  The 2005 – 2007 policy years are also comprised of a large amount of pay-option ARM loans and Alt-A loans that have exhibited significant adverse performance.

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

Expenses and Taxes
Other operating expenses increased in the third quarter of 2012 and first nine months of 2012 when compared to the respective periods of 2011 due to significant increases in our contract underwriting expenses. We recognized $2.8 million of expense related to our legacy contract underwriting activities during the third quarter of 2012 which was comprised of paid remedies of $0.8 million and an increase in the reserve for future contract underwriting remedies of $2.0 million, reflecting an increase in submission of indemnification requests from lenders.  Contract underwriting expenses were $0.3 million in the third quarter of 2011.

Contract underwriting expenses were $5.4 million in the first nine months of 2012 which included an increase in the reserve for contract underwriting remedies of $2.9 million.  The reserve increase was primarily due to an increase in anticipated remedy payments as we have received a large number of indemnification requests during 2012.  These expenses totaled $2.0 million in the same period of 2011. The reserve for expected contract underwriting remedies was $10.0 million at September 30, 2012, compared to $6.0 million at September 30, 2011.  The reserve for contract underwriting remedies may increase in the fourth quarter of 2012 and in 2013 as the limited period under which an indemnification request may be submitted by certain lenders is approaching an end.

Personnel related costs in the third quarter of 2012 declined by 2% compared to the third quarter of 2011.  For the nine months ended September 30, 2012, personnel related costs declined by 12% compared to the comparable prior year period.  The decline was primarily due to a reduction in personnel over the period and the related salary and benefit costs.  Severance costs were immaterial in both the third quarter and first nine months of 2012 and 2011.

We lease office space with lease commitments through November 2012.  Following the termination of our current lease in November 2012, we have entered into a new two-year sublease agreement at the same location for a substantially reduced amount of square footage.

Interest expense increased in the 2012 third quarter compared to the 2011 third quarter as the balance of the DPO liability continues to grow.  Under the second Corrective Order, the interest rate utilized in the accrual of interest expense is equal to the investment yield from the investment portfolio.  As previously mentioned, the Department is considering changes in the way that interest is calculated and we are awaiting their decision on this matter that could possibly impact this expense going forward.  Interest accrued on the DPO liability was the only component of interest expense in both periods.  The payment of the accrued interest related to the DPOs is dependent on attaining certain risk to capital and other operating ratios and is subject to approval by the Department.  No amounts have been paid on the DPO since they were established in June 2009.

Because the Company has NOLs as of September 30, 2012, we are unable to obtain an immediate benefit from an operating loss.  Therefore, we did not recognize an income tax benefit in the Consolidated Statements of Comprehensive Loss for the first nine months of 2012.  The NOLs are calculated using the amounts reported on our income tax returns, which approximates amounts we reported under SAP as opposed to GAAP.  At September 30, 2012, our NOLs totaled $779.7 million compared to $627.0 million at December 31, 2011.

Financial Position

Total assets were $820.6 million at September 30, 2012, a decrease of 8% from December 31, 2011.  Total cash and invested assets decreased to $752.6 million at September 30, 2012 compared to $816.9 million at December 31, 2011.

Total liabilities were $1.6 billion at both September 30, 2012 and December 31, 2011 as a decrease in the reserve for losses and LAE was offset by an increase in the DPO liability.  The reserve for losses and LAE declined to $741.8 million at September 30, 2012 from $854.2 million at December 31, 2011 while the DPO and related accrued interest increased to $765.0 million at September 30, 2012 from $629.7 million at 2011 year-end.  At September 30, 2012, the aggregate amount of the DPO liability exceeded the cash and invested assets that were available for segregation in a separate account as required by the second Corrective Order. Accordingly, we were not in compliance with the second Corrective Order as of September 30, 2012 and remain in noncompliance. We expect the DPO liability to continue to increase. See 'Recent Developments and Risks' for more information on our noncompliance with the second Corrective Order and the potential implications for Triad.

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

The following table reflects the composition of our investment portfolio at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities:
U. S. government and agency securities	$8,993	1.2	$14,003	1.8
Foreign government securities	10,137	1.4	10,024	1.3
Corporate debt	496,767	69.0	515,627	66.4
Residential mortgage-backed	14,793	2.1	29,316	3.8
Commercial mortgage-backed	28,738	4.0	31,558	4.1
Asset-backed	64,789	9.0	76,736	9.9
State and municipal bonds	49,037	6.8	68,974	8.9
Total fixed maturities	673,254	93.5	746,238	96.2
Short-term investments	46,452	6.5	30,102	3.8
Total securities	$719,706	100.0	$776,340	100.0

Total invested assets decreased by $56.6 million from December 31, 2011. The decrease was due to the use of cash proceeds from the sale or maturity of invested assets to fund our negative cash flow from operations although we partially funded our negative cash flow from operations from our 2011 year-end cash holdings. We anticipate negative cash flow from operations in the foreseeable future and we expect the proceeds from the maturity and sale of securities will be used to fund these anticipated shortfalls.  We have attempted to structure maturities in our investment portfolio in anticipation of these funding needs.  The effective duration of our fixed maturity portfolio declined to 1.7 years at September 30, 2012 from 2.2 years at December 31, 2011.

Unrealized Gains and Losses
The following table summarizes by category our unrealized gains and losses in our securities portfolio at September 30, 2012:

	As of September 30, 2012
(dollars in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities:
U. S. government and agency securities	$8,825	$168	$-	$8,993
Foreign government securities	9,588	549	-	10,137
Corporate debt	475,907	20,860	-	496,767
Residential mortgage-backed	13,495	1,298	-	14,793
Commercial mortgage-backed	28,003	735	-	28,738
Asset-backed	64,499	290	-	64,789
State and municipal bonds	44,546	4,491	-	49,037
Total fixed maturities	644,863	28,391	-	673,254
Short-term investments	46,452	-	-	46,452
Total securities	$691,315	$28,391	$-	$719,706

Given our previous substantial losses from operations, regulatory oversight of our operations, and the significant doubt regarding our ability to continue as a going concern, we may be unable to hold impaired assets for a sufficient time to recover their value.  As a result, we recognized impairment losses on all securities whose amortized cost was greater than the fair value at September 30, 2012.  If we believe that the recorded impairment was due to reasons other than credit related, we will amortize the difference between the impaired value and principal amount into interest income based upon the anticipated maturity date.  Impairment losses during the first nine months of 2012 were immaterial compared to $2.5 million in the first nine months of 2011.

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

	September 30, 2012		December 31, 2011
(dollars in thousands)	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities:
U.S. treasury and agency bonds	$8,993	1.3	$14,003	1.9
AAA	74,643	11.1	90,936	12.2
AA	170,374	25.3	201,621	27.0
A	367,638	54.6	371,267	49.8
BBB	40,393	6.0	56,355	7.6
BB	1,954	0.3	1,759	0.2
B	204	-	283	-
CCC	1,668	0.2	1,844	0.2
CC and lower	1,433	0.2	1,762	0.2
Not rated	5,954	1.0	6,408	0.9
Total fixed maturities	$673,254	100.0	$746,238	100.0

At September 30, 2012, our fixed income portfolio included limited direct exposure to foreign governments and no direct exposure to the governments of Greece, Ireland, Italy, Portugal, or Spain, whose obligations have deteriorated in value due to sovereign debt concerns including ratings downgrades and potential debt restructuring. However, further deterioration of governments in the European Union, including potential default and ratings downgrades, could have adverse effects on the value of our fixed income portfolio, particularly the financial sector where several individual companies may have a direct interest in European Union sovereign debt.

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

Liquidity and Capital Resources

The second Corrective Order requires Triad to set aside invested assets in an escrow account in an amount equal to the combined DPO and accrued interest thereon.  The second Corrective Order also requires Triad to accrue interest on the DPO at a rate equal to Triad's investment portfolio yield as defined in the second Corrective Order.  At September 30, 2012, the recorded DPO, including accrued interest of $45.7 million, amounted to $765.0 million, which exceeded the cash and invested assets of Triad at that date.  We previously reported to the Department that as of August 31, 2012, the aggregate amount of the DPO liability exceeded the cash and invested assets of Triad that were available for segregation in a separate account.  Accordingly, Triad was not in compliance with this provision of the second Corrective Order as of August 31, 2012.  We have asked the Department to amend, modify or otherwise waive compliance with this provision of the second Corrective Order.  In addition, we have requested that the calculation of the interest on the DPO prescribed in the second Corrective Order be amended to limit the amount to a maximum equal to the actual aggregate net investment income that Triad earns rather than an amount based on the effective rate earned by Triad on its investments.

In response to Triad's requests for these modifications to the second Corrective Order, the Department held a public hearing on September 10, 2012, and invited Triad and its policyholders to provide testimony regarding these proposed amendments.  In addition, the Department invited Triad and its policyholders to provide testimony as to whether Triad should be permitted to continue to run off its existing book of insurance business or whether the Department should implement a different regulatory approach, including receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  The Department extended the period for comments and written testimony on these matters until November 30, 2012.

 Triad's failure to comply with the provisions of the second Corrective Order or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  Moreover, if the Department determines that Triad is insolvent under applicable law, it would be required to institute a receivership proceeding over Triad.  In addition, the Department retains the inherent authority to institute such proceedings against Triad for any reason and Triad has previously agreed not to contest the taking of any such actions. As of the date of this Form 10-Q, the Department has not issued any final decision or order as a result of the public hearing and Triad's request to amend the second Corrective Order.  Because the subject matter of the hearing specifically included an assessment of whether the Department should implement a different regulatory approach with respect to Triad, including institution of receivership proceedings for the conservation, rehabilitation or liquidation of Triad, we believe institution of such a proceeding could be imminent.  If this should occur, among other things, TGI could lose control of Triad and we could be forced to deconsolidate our financial statements.  Any such actions would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or take other steps to wind up its business and liquidate.  See Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

TGI is the public company whose stock is traded on the OTC Markets Group's OTCQB tier ("Pink Sheets") under the symbol "TGIC".  TGI owns Triad, which is its only operating subsidiary.  Aside from its ownership of Triad, TGI's assets at September 30, 2012 total approximately $1.0 million, which consisted primarily of cash holdings, compared to $1.3 million at June 30, 2012 and $1.5 million at December 31, 2011.  The remainder of the $820.6 million of assets reported on the September 30, 2012 consolidated balance sheet presented in this Form 10-Q are the assets of Triad.  TGI currently has no outstanding debt or other known material liabilities other than potential liabilities and costs of defense associated with the pending securities law class action litigation described under "Legal Proceedings" elsewhere in this Form 10-Q.

As previously reported, TGI has explored strategies to acquire complementary profitable businesses and utilize the net operating loss carryforwards ("NOLs") that were generated on a consolidated basis with Triad in order to increase its future value for the benefit of its stockholders as well as provide a limited benefit for Triad policyholders.  Tax laws related to the use of NOLs effectively preclude TGI from raising material amounts of equity capital because such a transaction would likely materially impair the value of the NOLs.  To date, TGI has been unsuccessful in identifying a viable acquisition candidate.  Given the limited amount of cash remaining at TGI and its inability to raise additional funds, no assurance can be given that TGI will ever be successful in implementing such a strategy.

Given its current financial condition, we do not believe TGI would be able to successfully access the capital markets to obtain long-term or short-term debt or equity financing.  TGI's primary source of revenue is the reimbursement of expenses from Triad.  Investment income from TGI's cash holdings is immaterial.  Triad is prohibited from paying dividends or distributing assets to TGI without the approval of the Department.  We believe that, absent significant positive changes in the economy and the residential real estate market, Triad's existing assets combined with its future premiums will not be sufficient to meet Triad's current and future policyholder obligations.  Therefore, none of Triad's assets would be available to TGI and its stockholders other than to reimburse certain TGI expenses incurred on behalf of Triad, but only if approved by the Department.  Accordingly, the ultimate value of TGI could be considered its cash holdings, which will decline over time to the extent its future expenses are not reimbursed by Triad.  Since September 30, 2012, TGI's cash holdings have declined further from $1.0 million to approximately $750,000 as of the date of this Form 10-Q.

TGI's expenses primarily consist of legal fees, fees paid to our Board of Directors, audit fees paid to our registered public accounting firm, and annual premiums for directors' and officers' liability insurance.  These expenses have ranged from approximately $100,000 to approximately $500,000 per quarter and, historically, substantially all of these expenses have been reimbursed by Triad on a routine basis.  In May 2012, we submitted a reimbursement request to the Department for approximately $164,000, which represented TGI's expenses that were incurred in the first quarter of 2012 that were eligible for reimbursement under historical practices.  The Department has not yet responded to that request and has not advised TGI when to expect a response.  TGI also incurred expenses during the second and third quarters of 2012 totaling approximately $323,000 and we submitted a reimbursement request to the Department for those expenses in October of 2012, which also is pending Department approval.  The Department has broad discretion in determining whether to approve TGI's expense reimbursement requests and we are unsure how much, if any, of these expenses will ultimately be approved for reimbursement by the Department.  Even if some or all of our pending expense reimbursement requests are approved by the Department, we expect that future expense reimbursements from Triad, if any, would be reduced from historical levels.  Absent expense reimbursements from Triad, the remaining assets of TGI will continue to be depleted each month and unless we substantially reduce TGI's expenses, we expect that TGI will have depleted all of its remaining cash by mid-2013, or earlier depending on the timing of any costs of defense associated with the pending securities law class action litigation described under "Legal Proceedings" elsewhere in this Form 10-Q.

This will ultimately cause TGI to commence winding up its business and liquidating through a Chapter 11 bankruptcy proceeding or through other liquidation proceedings.  A final decision by the Department to cease allowing Triad to reimburse TGI's expenses will likely leave TGI with no alternative other than to commence such a proceeding.  See Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

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

On September 4, 2009, Triad filed a complaint against American Home Mortgage ("AHM") in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies ("master policies") and declaratory relief. The complaint sought relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action. Triad continued to accept premiums and process claims under the master policies, with the earned premiums and settled losses reflected in the Consolidated Statements of Comprehensive Loss.  However, as a result of the litigation, Triad ceased remitting claim payments to companies servicing loans originated by AHM and the liability for losses settled but not paid is included in "Accrued expenses and other liabilities" on the Consolidated Balance Sheets.  On August 27, 2012, Triad's complaint was dismissed on jurisdictional grounds.  Triad continues to accept premiums and process claims under the master policies and accrue the claim payments.  If Triad does not institute new proceedings in state or federal court to rescind coverage under the master policies, Triad will be required to pay the accrued claim payments, which total approximately $83 million, in the fourth quarter of 2012 or the first quarter of 2013.  Triad currently has adequate liquidity to fund this payment.

We sold our information technology and operating platform to Essent in the fourth quarter of 2009 in exchange for fixed payments of $15 million and contingent payments of up to $15 million.  We have collected the original $15 million fixed portion of the agreement and $2.5 million of the contingent purchase price was received in the second quarter of 2012. The remaining $12.5 million contingent payment price is payable in five equal payments, beginning December 2012, and is subject to Essent writing a certain minimum amount of insurance in each of the five consecutive six-month periods.  The majority of the payments are remitted to Triad while a small amount is remitted to TGI.  Under a services agreement, Essent is providing ongoing information systems maintenance and services, customer service and policy administration support to Triad.  Payment for these services is a variable expense based on the number of policies in force with a minimum payment of $150,000 per month for the initial five-year term of the agreement.

Our sources of operating funds generally consist of premiums received and investment income which are applied to the payment of claims and expenses.   We reported a deficit in operating cash flow of $65.8 million in the first nine months of 2012 compared to a $57.8 million deficit in the respective period of 2011, which benefitted from a one-time tax refund of $11.7 million. The operating cash flows in both periods have benefited from the DPO requirements of the second Corrective Order.  Operating cash flow shortfalls were funded primarily through available cash holdings as well as sales and maturities of short-term investments.

Net cash received from premiums decreased to $83.4 million in the nine-month period ended September 30, 2012 compared to $111.9 million in the respective period of 2011.  This decrease was due to the overall decline in insurance in force and an increase in premium refunds.  During the first nine months of 2012, premium refunds were $40.4 million compared to $36.9 million in the first nine months of 2011.  We expect the rate of premium refunds related to rescissions to continue at an accelerated rate in the fourth quarter of 2012 and then decline significantly during 2013.

Cash outflows on settled claims decreased to $176.4 million in the first nine months of 2012 compared to $201.7 million in the first nine months of 2011.  The DPO requirement resulted in a reduction to cash outflow on settled claims of $135.3 million and $160.9 million in the first nine months of 2012 and 2011, respectively.

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

Our deficit in assets increased to $802.8 million at September 30, 2012 from $703.6 million at December 31, 2011.  We expect to continue to report a deficit in assets for the foreseeable future.

Update on Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2011, we identified the establishment of the reserves for losses and LAE as well as the valuations on our investments as the two areas that require a significant amount of judgment and estimates.  We provided a sensitivity analysis surrounding the reserve for losses and LAE and the two most sensitive areas of judgment, specifically the frequency and severity factors used in the establishment of reserves.  We continue to believe that a 20% change, plus or minus, in the frequency factor (which includes our estimate of future rescissions in the existing defaults) is possible given the uncertainty surrounding home prices and the economy.  Additionally, we believe a 5% increase or decrease in the severity factor remains a viable range.  In the nine months ended September 30, 2012, we made slight changes to both the frequency and severity factors, none of which had a material impact on the financial statements.

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

While rescission activity has been significant over recent years, our recent level of rescission activity is not necessarily indicative of future trends.  Our ability to rescind a policy may be adversely impacted by legal challenges from policyholders and the inability to validate rescindable events as the length of time between loan origination and investigation grows.  The increased level of rescission and claims denial activity by mortgage insurers has caused certain policyholders and loan servicers to institute legal actions to challenge the validity of rescissions and claim denials, and we are currently a defendant in such a proceeding.  See Part II, Item 1, "Legal Proceedings" for further information.  We believe it is likely that other lenders and mortgage servicers will challenge the ability of mortgage insurers to rescind and deny coverage, including the filing of additional lawsuits.  An adverse court decision against us or another mortgage insurer could set a precedent that has the effect of significantly restricting or limiting our ability to rescind policies or deny coverage of claims and require a corresponding decrease in our rescission factor.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We had no material off-balance sheet arrangements at September 30, 2012.

We lease office facilities and office equipment under operating leases with minimum lease commitments that range from several months to two years.  We currently sublease space on three of the five floors of our office facility to Essent.  The office lease is set to expire on November 30, 2012 and we have executed a sublease with Essent for substantially less square footage.  We had no capitalized leases or material purchase commitments at September 30, 2012.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking statements relating to future plans, expectations and performance, which involve various risks and uncertainties, including, but not limited to, the following:

•	the decision by the Department as to Triad's violation of the second Corrective Order requiring Triad to escrow assets to support the DPO;
•
the decision by the Department as to whether Triad should be permitted to continue to run-off its existing book of insurance business or whether the Department should implement a different regulatory approach;

•
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

b)
There were no changes to our internal control over financial reporting during the period ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 4, 2009, Triad filed a complaint against American Home Mortgage ("AHM") in the United States Bankruptcy Court for the District of Delaware seeking rescission of multiple master mortgage guaranty insurance policies ("master policies") and declaratory relief.  The complaint seeks relief from AHM as well as all owners of loans insured under the master policies by way of a defendant class action. Triad alleged that AHM failed to follow the delegated insurance underwriting guidelines approved by Triad, that this failure breached the master policies as well as the implied covenants of good faith and fair dealing, and that these breaches were so substantial and fundamental that the intent of the master policies could not be fulfilled and Triad should be excused from its obligations under the master policies. Three groups of current owners and/or servicers of AHM-originated loans filed motions to intervene in the lawsuit, which were granted by the Court on May 10 and October 29, 2010.  On March 4, 2011, Triad amended its complaint to add a count alleging fraud in the inducement.  On March 25, 2011, each of the interveners filed a motion to dismiss.  Triad filed its answer and answering brief in opposition to the motions to dismiss on May 27, 2011 and the interveners filed their reply briefs on July 13, 2011.  The total amount of risk originated under the AHM master policies, accounting for any applicable stop-loss limits associated with Modified Pool contracts and less risk originated on policies that have been subsequently rescinded, was $1.2 billion, of which $0.5 billion remained in force at September 30, 2012.  Triad continues to accept premiums and process claims under the master policies, with the earned premiums and settled losses reflected in the Consolidated Statements of Comprehensive Loss.  However, as a result of the litigation, Triad ceased remitting claim payments to companies servicing loans originated by AHM and the liability for losses settled but not paid is included in "Accrued expenses and other liabilities" on the Consolidated Balance Sheets.  Triad has not recognized any benefit in its financial statements pending the outcome of the litigation. On August 27, 2012, the Bankruptcy Court issued an order dismissing the lawsuit on jurisdictional grounds. Triad is currently evaluating whether to refile similar actions in jurisdictions where the current master policyholders are located.

On March 5, 2010, Countrywide Home Loans, Inc. filed a lawsuit in the Los Angeles County Superior Court of the State of California alleging breach of contract and seeking a declaratory judgment that bulk rescissions of flow loans is improper and that Triad is improperly rescinding loans under the terms of its master policies.  On May 10, 2010 the case was designated as complex and transferred to the Court's Complex Litigation Program.  Non-binding mediation occurred on July 22, 2011 with a follow-up mediation session on October 13, 2011. The parties have agreed to a proposed settlement which is subject to regulatory approval. In the event that the settlement is not approved, Triad intends to vigorously defend this matter.

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

Triad reported to the Department that as of August 31, 2012, Triad was not in compliance with the second Corrective Order because the aggregate amount of the DPO liability exceeded the cash and invested assets of Triad that were available for segregation in a separate account.  Triad has asked the Department to amend, modify or otherwise waive compliance with this provision of the second Corrective Order.  In addition, Triad also has requested that the calculation of the carrying charge on the DPO prescribed in the second Corrective Order be amended to limit the amount to a maximum equal to the actual aggregate net investment income that Triad earns rather than an amount based on the effective rate earned by Triad on its investments.  In response to Triad's requests for these modifications to the second Corrective Order, the Department held a public hearing on September 10, 2012, and invited Triad and its policyholders to provide testimony regarding these proposed amendments.  In addition, the Department invited Triad and its policyholders to provide testimony as to whether Triad should be permitted to continue to runoff its existing book of insurance business or whether the Department should implement a different regulatory approach. The Department extended the period for comments and written testimony until November 30, 2012.  Triad's failure to comply with the provisions of the second Corrective Order or any other violation of the Illinois Insurance Code may result in the imposition of fines or penalties or subject Triad to further legal proceedings, including the institution by the Department of receivership proceedings for the conservation, rehabilitation or liquidation of Triad.  Moreover, if the Department determines that Triad is insolvent under applicable law, it would be required to institute a receivership proceeding over Triad.  In addition, the Department retains the inherent authority to institute such proceedings against Triad for any reason and Triad has previously agreed not to contest the taking of any such actions. As of the date of this Form 10-Q, the Department has not issued any final decision or order as a result of the public hearing and Triad's request to amend the second Corrective Order.  Because the subject matter of the hearing specifically included an assessment of whether the Department should implement a different regulatory approach with respect to Triad, including institution of receivership proceedings for the conservation, rehabilitation or liquidation of Triad, the Company believes institution of such a proceeding could be imminent.  If this should occur, among other things, TGI could lose control of Triad and could be forced to deconsolidate its financial statements.  Any such actions would likely lead TGI to institute a proceeding seeking relief from creditors under U.S. bankruptcy laws, or take other steps to wind up its business and liquidate.  See Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

Item 6.  Exhibits

The exhibits filed with this Quarterly Report on Form 10-Q are set forth in the Exhibit Index on page 57 and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triad Guaranty Inc.

/s/ Kenneth S. Dwyer
November 14, 2012	Kenneth S. Dwyer Senior Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company's Quarterly Report on Form 10-Q, filed on November 14, 2012, for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2012 and 2011; (iii) the Consolidated Statements of Cash Flow for the nine months ended September 30, 2012 and 2011; and (iv) the Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.